Form 10-Q
period 1996-06-30
NATIONAL INSTRUMENTS CORP /DE/
filed 1996-07-30
CIK 935494

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended: June 30,1996 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to
________________

Commission file number:     0-25426

                        NATIONAL INSTRUMENTS CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                      74-1871327
         --------                                      ----------
(State or other jurisdiction                        (I.R.S.  Employer
of  incorporation or organization)                  Identification Number)

6504 Bridge Point Parkway
     Austin, Texas                                        78730
     -------------                                        -----
(address   of   principal                               (zip code)
executive  offices)

       Registrant's telephone number, including area code: (512) 338-9119


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at July 26, 1996
            -----                               ----------------------------
Common Stock - $0.01 par value                          21,589,483

                        NATIONAL INSTRUMENTS CORPORATION


                                      INDEX

                                                               Page No

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements:

      Consolidated Balance Sheets
      June 30, 1996 (unaudited) and December 31, 1995...............3

      Consolidated Statements of Income (unaudited)
      Three months and six months ended June 30, 1996 and 1995......4

      Consolidated Statements of Cash Flows (unaudited)
      Six months ended June 30, 1996 and 1995 ......................5

      Consolidated Statements of Stockholders' Equity (unaudited)
      Six months ended June 30, 1996 ...............................6

      Notes to Consolidated Financial Statements....................7

Item 2 Management's Discussion and Analysis of Financial
      Condition and Results of Operations...........................8


                    PART II.  OTHER INFORMATION

Item 4 Submission of Matters to a Vote of Security Holders.........15

Item 5 Other Information...........................................15

Item 6 Exhibits and Reports on Form 8-K............................16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        NATIONAL INSTRUMENTS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                     June 30,    December 31,
                                                       1996          1995
                                                   ----------     ----------
ASSETS                                             (unaudited)
Current assets:
    Cash and cash equivalents..................... $  23,575      $  12,016
    Short-term investments........................    38,508         37,765
    Accounts receivable, net......................    32,429         28,789
    Inventories, net..............................    13,343         15,295
    Prepaid expenses and other current assets.....     6,391          6,788
                                                       -----          -----
        Total current assets......................   114,246        100,653
Property and equipment, net.......................    32,254         32,596
Intangibles and other assets......................     4,957          3,853
                                                       -----          -----
         Total assets............................. $ 151,457      $ 137,102
                                                   =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt............. $   1,995      $   2,137
    Accounts payable..............................    10,368          9,783
    Accrued expenses and other liabilities........     9,990          7,313
    Taxes payable.................................     7,304          6,874
                                                       -----          -----
        Total current liabilities.................    29,657         26,107
Long-term debt, net of current portion............     9,718         11,603
Deferred income taxes.............................       629            656
                                                         ---            ---
        Total liabilities.........................    40,004         38,366
                                                      ------         ------

Commitments and contingencies                             --             --

Stockholders' equity:
    Common Stock: par value $.01; 60,000,000
    shares authorized; 21,586,966 and 21,471,896
    shares issued and outstanding, respectively.         216            215
Additional paid-in capital........................    43,431         41,277
Retained earnings.................................    67,992         57,104
Other.............................................      (186)           140
                                                        ----            ---
        Total stockholders' equity................   111,453         98,736
                                                     -------         ------
        Total liabilities and stockholders' equity $ 151,457      $ 137,102
                                                   =========      =========

   The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                Three Months Ended       Six Months Ended
                                     June 30,                 June 30,
                                     --------                 --------
                                  1996         1995      1996       1995
                                  ----         ----      ----       ----

Net sales.......................$50,241     $40,477    $96,649    $80,321
Cost of sales................... 12,762       9,829     24,028     19,655
                                 ------       -----     ------     ------
     Gross profit............... 37,479      30,648     72,621     60,666
                                 ------      ------     ------     ------
Operating expenses:
    Sales and marketing......... 18,077      16,467     35,642     31,945
    Research and development....  6,852       5,071     11,827      9,939
    General and administrative..  4,388       3,673      8,562      6,905
                                  -----       -----      -----      -----
     Total operating expenses... 29,317      25,211     56,031     48,789
                                 ------      ------     ------     ------
       Operating income.........  8,162       5,437     16,590     11,877
Other income (expense):
    Interest income, net........    314         340        571        352
    Foreign exchange
     (loss) gain, net...........   (287)        579       (665)     1,001
                                   ----         ---       ----      -----
     Income before income taxes.  8,189       6,356     16,496     13,230
Provision for income taxes......  2,784       2,414      5,608      5,094
                                  -----       -----      -----      -----
     Net income.................$ 5,405     $ 3,942    $10,888    $ 8,136
                                =======     =======    =======    =======

Earnings per share..............  $0.25       $0.18      $0.50      $0.40
                                  =====       =====      =====      =====
Weighted average
 shares outstanding............. 21,938      21,529     21,780     20,244
                                 ======      ======     ======     ======

   The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                     Six Months Ended June 30,
                                                     -------------------------
                                                         1996        1995
                                                         ----        ----
Cash flow from operating activities:
  Net income ......................................   $ 10,888     $ 8,136
  Adjustments to reconcile net income to cash
    provided by operating activities
     Charges to income not requiring cash outlays:
      Depreciation and amortization ...............      4,248       3,123
      Charge for in-process research & development.      1,000        --
     Changes in operating assets and liabilities:
      Increase in accounts receivable .............     (3,684)     (4,414)
      Decrease (increase) in inventory ............      1,772      (2,098)
      Decrease (increase) in prepaid
       expense and other assets ...................        369      (1,684)
      Increase in current liabilities .............      3,888         677
                                                         -----         ---
  Net cash provided by operating activities........     18,481       3,740
                                                        ------       -----
Cash flow from investing activities:
  Payments for acquisition of Georgetown Systems,
   net of cash received ...........................       (700)       --
  Capital expenditures ............................     (3,228)     (9,606)
  Additions to intangibles ........................       (972)       (260)
  Purchases of short-term investments .............    (21,688)    (48,766)
  Sales of short-term investments .................     20,873      15,308
                                                        ------      ------
   Net cash used in investing activities ..........     (5,715)    (43,324)
                                                        ------     -------
Cash flow from financing activities:
  (Repayments of) borrowings from debt ............     (2,002)      3,976
  Net proceeds from issuance of common stock ......        926      39,647
                                                           ---      ------
   Net cash (used in)provided by
    financing activities ..........................     (1,076)     43,623
                                                        ------      ------
Effect of translation rate changes on cash ........       (131)        288
                                                          ----         ---
Net increase in cash and cash equivalents .........     11,559       4,327
Cash and cash equivalents at beginning of period...     12,016       7,526
                                                        ------       -----
Cash and cash equivalents at end of period ........   $ 23,575    $ 11,853
                                                      ========    ========

  The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)



                                         Additional
                     Common Stock Common   Paid-In   Retained
                       (Share)    Stock    Capital   Earnings  Other   Total
                     -----------  ------ ---------- ---------  ------ ---------
Balance at
  December 31, 1995   21,471,896  $  215 $   41,277 $  57,104  $  140  $ 98,736

Net income ........           --      --         --    10,888      --    10,888

Issuance in
  connection with
  acquisition .....       60,916       1      1,228        --      --     1,229

Issuance under
  employee plans ..       54,154      --        926        --      --       926

Unrealized loss
  on short-term
  investments .....           --      --         --        --     (72)      (72)

Foreign currency
  translation
  adjustment.......           --      --         --        --    (254)     (254)
                      ---------- ------- ---------- ---------- ------- --------
  June 30, 1996 ...   21,586,966  $  216 $   43,431 $  67,992  $ (186) $111,453
                      ========== ======= ========== ========== ======= =========



   The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of National Instruments Corporation and its consolidated subsidiaries at June 30, 1996 and December 31, 1995, the results of operations for the three-month and six-month periods ended June 30, 1996 and 1995, and the cash flows for the six-month periods ended June 30, 1996 and 1995. Operating results for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

NOTE 2 - Earnings Per Share

Earnings per share are computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. Common share equivalents include stock options. The number of common share equivalents outstanding relating to stock options is computed using the treasury stock method.

NOTE 3 - Inventories

Inventories consist of the following (in thousands):
                                               June 30,            December 31,
                                                  1996                    1995
                                    -------------------     --------------------
 Raw materials                        $           6,252        $          8,101
 Work-in-process                                    929                     719
 Finished goods                                   6,162                   6,475
                                    -------------------     --------------------
                                      $          13,343        $         15,295
                                    ===================     ====================

NOTE 4 - Acquisition

On April 1, 1996, the Company acquired all of the issued and outstanding shares of common stock of Georgetown Systems, Inc. ("GSI") for an aggregate purchase price of approximately $2.0 million, paid with 60,916 unregistered shares of the Company's common stock and $764,000 in cash. The acquisition was accounted for as a purchase. The results of GSI's operations have been combined with those of the Company since the date of acquisition.

The Company recorded a $1.0 million charge against earnings for the write-off of in-process GSI research and development technology that had not reached the working model stage and has no alternative future use. If this charge had not been taken, net income for the quarter ended June 30, 1996 would have been $6.1 million or $0.28 per share and net income for the six-month period ended June 30, 1996 would have been $11.5 million or $0.53 per share. The Company also recorded $920,000 of capitalized software development costs related to the acquisition, which are included in intangibles and other assets and are being amortized on a straight line basis over 3 years.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the Issues and Outlook section and financial statement line item discussions below. Readers are also encouraged to refer to the Company's Annual Report on Form 10-K for further discussion of the Company's business and the risks and opportunities attendant thereto.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods  indicated,  the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
consolidated statements of income:

                                     Three Months        Six Months
                                        Ended               Ended
                                       June 30,            June 30,
                                    --------------     ---------------
                                     1996    1995       1996     1995
                                     ----    ----       ----     ----
Net sales:
    North America                    57.2%    57.5%     56.9%    55.9%
    Europe                           28.9     30.4      28.6     31.9
    Asia Pacific                     13.9     12.1      14.5     12.2
                                     ----     ----      ----     ----
    Consolidated net sales          100.0    100.0     100.0    100.0
Cost of sales                        25.4     24.3      24.9     24.5
                                     ----     ----      ----     ----
    Gross profit                     74.6     75.7      75.1     75.5
                                     ----     ----      ----     ----
Operating expenses:
    Sales and marketing              36.0     40.7      36.9     39.8
    Research and development         13.6     12.5      12.2     12.4
    General and administrative        8.7      9.1       8.8      8.5
                                      ---      ---       ---      ---
      Total operating expenses       58.3     62.3      57.9     60.7
                                     ----     ----      ----     ----
        Operating income             16.3     13.4      17.2     14.8
Other income (expense):
    Interest income, net              0.6      0.8       0.6      0.4
    Foreign exchange (loss)
     gain, net                       (0.6)     1.4      (0.7)     1.2
                                     ----      ---      ----      ---
       Income before income taxes    16.3     15.6      17.1     16.4
Provision for income taxes            5.5      5.9       5.8      6.3
                                      ---      ---       ---      ---
    Net income                       10.8%     9.7%    11.3%     10.1%
                                     ====      ===     ====      ====

     NET SALES. Consolidated net sales represent gross sales less discounts, returns and adjustments. Consolidated net sales increased by $9.8 million or 24% for the three months ended June 30, 1996 to $50.2 million from $40.5 million for the three months ended June 30, 1995, and increased $16.3 million or 20% to $96.6 million for the six months ended June 30, 1996 from $80.3 million for the comparable 1995 period. The increase in sales is primarily attributable to the expansion of sales and marketing efforts, particularly in the Asia Pacific market; the introduction of new and upgraded products; increased market acceptance of the Company's products; and an expanding customer base.

     North American sales for the quarter and six months ended June 30, 1996 increased 23% over the comparable 1995 periods. Compared to 1995, the Company's European net sales increased by 18% to $14.5 million for the quarter ended June 30, 1996 and by 8% to $27.6 million for the six months ended June 30, 1996. Net sales in Asia Pacific increased by 43% to $7.0 million in the quarter ended June 30, 1996 compared to 1995 and by 44% to $14.1 million for the six months ended June 30, 1996. Products released late in the first quarter contributed to the European sales growth in the second quarter of 1996 and the disruptions previously experienced in connection with the centralization of European inventory have been largely mitigated as all but two branches have been centralized. The sales increase in the Asia Pacific region is attributable to increased customer acceptance of localized products and support, particularly in Japan, and to the Company's new sales offices in Hong Kong, South Korea and Taiwan which opened in late 1994 and early 1995. The Company expects sales outside of North America to continue to represent a significant, and possibly increasing, portion of its revenue.

     International sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. Sales made by the Company's direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the US dollar equivalent of these sales is affected by changes in the value of the US dollar. Between the second quarter of 1995 and the second quarter of 1996 the weighted average value of the US Dollar increased by 8%, causing an equivalent decrease in the US dollar value of the Company's foreign currency sales and expenses. This weighted average is calculated as the percentage change in the value of the currency relative to the dollar, multiplied by the proportion of international sales recorded in the particular currency. If the weighted average value of the dollar in the second quarter of 1996 had been the same as that in the second quarter of 1995, the Company's sales for the second quarter of 1996 would have been $52.2 million. If the weighted average value of the dollar in the six months ended June 30, 1996 had been the same as that in the six months ended June 30, 1995, the Company's year-to-date sales would have been $98.8 million. Since most of the Company's international operating expenses are also incurred in local currencies the change in exchange rates has a corresponding effect on operating expenses. If the current trend in the value of the dollar continues throughout 1996, it will continue to have the effect of lowering the US dollar equivalent of international sales and operating expenses.

     GROSS PROFIT. Cost of goods sold consists primarily of the costs of components and subassemblies, amortization of software development costs, freight, labor and manufacturing overhead. As a percentage of net sales, gross profit decreased to 74.6% for the second quarter of 1996 from 75.7% for the second quarter of 1995 and decreased to 75.1% for the first six months of 1996 from 75.5% for the comparable period a year ago. The lower margin for the second quarter of 1996 compared to the second quarter of 1995 is attributable to the foreign exchange effect on sales during the second quarter of 1996 as discussed above and start-up costs from the outsourcing of software duplication to a third-party vendor. The decrease in the US dollar equivalent of international sales results in a lower margin which is offset, to a much smaller extent, by the decline in international costs of goods sold.

     The marketplace for the Company's products dictates that many of the Company's products be shipped very quickly after an order is received. As a result, the Company is required to maintain significant inventories. Therefore, inventory obsolescence is a risk for the Company due to frequent engineering changes, shifting customer demand, the emergence of new industry standards and rapid technological advances including the introduction by the Company, or its competitors, or products embodying new technology. While the Company maintains valuation allowances for excess and obsolete inventory and management continues to monitor the adequacy of such valuation allowances, there can be no assurance that such valuation allowances will be sufficient.

     SALES AND MARKETING. Sales and marketing expenses consist of salaries and commissions, customer support, advertising and promotional expenses. Sales and marketing expenses for the second quarter of 1996 increased to $18.1 million, a 10% increase, as compared to the second quarter of 1995, and increased 12% to $35.6 million for the first six months of 1996 from the comparable 1995 period. As a percentage of net sales, sales and marketing expenses decreased to 36.0% for the second quarter of 1996 from 40.7% for the second quarter of 1995 and decreased to 36.9% for the first six months of 1996 from 39.8% for the first six months of 1995. The increase in these expenses in absolute dollar amounts is primarily attributable to programs designed to increase the Company's presence in both the European and the Asia Pacific markets, including increases in international sales and marketing personnel and increased sales and marketing activities in these markets, as well as increases in United States sales and marketing personnel. Overall sales and marketing personnel increased from 455 at June 30, 1995 to 515 at June 30, 1996, with increases primarily in the European and US sales forces. The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on initial marketing and advertising campaign costs associated with major new product releases, the opening of new sales offices and the timing of domestic and international conferences and trade shows.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist principally of personnel costs and overhead costs relating to occupancy and equipment depreciation. Research and development expenses increased to $6.9 million for the quarter ended June 30, 1996, a 35% increase, as compared to $5.1 million for the three months ended June 30, 1995, and increased 19% to $11.8 million for the six months ended June 30, 1996 from the comparable 1995 period. As a percentage of net sales, research and development expenses represented
13.6% and 12.5% for the second quarters ended June 30, 1996 and 1995, respectively, and 12.2% and 12.4% for the six months ended June 30, 1996 and 1995, respectively. The increase in the absolute dollar amounts of research and development expenses is primarily attributable to a $1.0 million charge for the write-off of in-process research and development technology of Georgetown Systems, Inc. ("GSI"), a company acquired on April 1, 1996, that had not reached the working model stage and has no alternative future use. This amount was written off in accordance with generally accepted accounting principles requiring the expensing of such research and development acquired. Excluding the effect of the GSI charge, research and development expenses have declined as a percentage of revenue during the six-month period as compared to 1995 which is due to the capitalization of LabVIEW 4.0 development costs during the first quarter of 1996. The Company believes that a significant, on-going investment in research and development is required to remain competitive.

     The Company capitalizes software development costs in accordance with the Statement of Financial Accounting Standards No. 86. The Company amortizes such costs over the related product's estimated economic useful life, generally three years beginning when a product becomes available for general release. Amortization expense totaled $428,000 and $301,000 for the quarter ended June 30, 1996 and 1995, respectively, and $713,000 and $604,000 during the six months ended June 30, 1996 and 1995, respectively. The increase in amortization expense is due primarily to amortization of development costs capitalized as a result of the GSI acquisition. Software development costs capitalized were $1.2 million and $200,000 for the quarter ended June 30, 1996 and 1995, respectively, and $1.9 million and $200,000 for the first six months of 1996 and 1995, respectively. The amounts capitalized in the second quarter and first six months of 1996 include $920,000 of software development costs related to the GSI acquisition. In the six-month period ended June 30, 1996, amounts capitalized also include development costs of LabVIEW 4.0.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of personnel costs for administration, finance, information systems, human resources and general management, as well as legal and auditing services. General and administrative expenses for the second quarter ended June 30, 1996 increased 19% to $4.4 million from $3.7 million for the comparable prior year period. For the first six months of 1996, general and administrative expenses increased 24% to $8.6 million from $6.9 million for the first six months of 1995. As a percentage of net sales, general and administrative expenses decreased to 8.7% for the quarter ended June 30, 1996 from 9.1% for the second quarter of 1995. During the first six months of 1996, general and administrative expenses increased as a percentage of sales to 8.8% from 8.5% for the comparable prior year period. The Company's general and administrative expenses have increased in absolute dollars primarily due to the costs of support for its worldwide management information system in the US and Europe which will continue to affect general and administrative expense. Implementation of the management information system for European operations began in October 1995, in conjunction with the centralization of European warehousing and administrative operations. This project is expected to be completed in early 1997. The Company expects to eventually achieve a worldwide management information system that will allow for the consolidation of common functions, reduced costs, and improvements in the ability to deliver product worldwide. No assurance can be given that the Company's efforts will be successful. As a result of these and other factors, the Company expects that general and administrative expense in future periods will increase in absolute amounts as the worldwide implementation continues and will fluctuate as a percentage of net sales.

     INTEREST INCOME, NET. Interest income, net in the second quarter of 1996 decreased to $314,000 from $340,000 in the second quarter of 1995 and increased to $571,000 for the first six months of 1996 from $352,000 for the first six months of 1995. Interest income for the six months ended June 30, 1996 has increased as a result of the investment of the proceeds from the Company's initial public offering.

     FOREIGN EXCHANGE (LOSS) GAIN, NET. Net foreign exchange losses recognized in the second quarter of 1996 were ($287,000) compared to net foreign exchange gains of $579,000 recognized in the second quarter of 1995. Net foreign exchange losses of ($665,000) were recognized for the first six months of 1996 compared with net foreign exchange gains of $1.0 million for the first six months of 1995. These results are attributable to movements between the US dollar and the local currencies in countries in which the Company's sales subsidiaries are located. The Company recognizes the local currency as the functional currency of its international subsidiaries. The net losses in 1996 are a result of the strengthening of the US dollar against local currencies, primarily the Japanese Yen.

     The Company enters into foreign currency forward exchange contracts against a majority of its intercompany foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. This hedging strategy only partially addresses the Company's risks in foreign currency transactions as the Company does not currently hedge anticipated transactions. There can be no assurance that this strategy will be successful. The Company's hedging strategy has reduced the foreign exchange losses recorded by $444,000 during the six-month period ended June 30, 1996. If the strengthening of the US dollar continues throughout 1996, the Company could experience significant foreign exchange losses due to the foreign exchange risks that are not addressed by the Company's hedging strategy. The Company typically limits the duration of its foreign exchange contracts to 90 days and does not invest in contracts for speculative purposes.

     PROVISION FOR INCOME TAXES. The provision for income taxes reflects an effective tax rate of 34% and 39% for the six months ended June 30, 1996 and 1995, respectively, and an effective tax rate of 34% and 38% for the quarters ended June 30, 1996 and 1995, respectively. The decrease in the effective rate resulted from income tax benefits attributable to the Company's foreign sales corporation, utilization of foreign net operating loss carryforwards and higher nontaxable interest income. At June 30, 1996, eleven of the Company's subsidiaries had available, for income tax purposes, foreign net operating loss carryforwards of approximately $1.3 million, of which $940,000 expire between 1996 and 2006. The remaining $340,000 of loss carryforwards may be carried forward indefinitely to offset future taxable income in the related tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations and capital resources through cash flow from operations and, to a lesser degree, through borrowings from financial institutions. At June 30, 1996, the Company had working capital of approximately $84.6 million compared to $74.5 million at December 31, 1995. The increase in working capital is reflected by the increase in cash and cash equivalents of $11.6 million from December 31, 1995 to June 30, 1996, because of positive cash flow from operating activities.

     Accounts receivable increased to $32.4 million at June 30, 1996, from $28.8 million at Dec. 31, 1995, as a result of higher sales levels. Receivable days outstanding were 59 at June 30, 1996 and Dec. 31, 1995. In the event that days sales outstanding significantly lengthen, the Company's cash could be adversely affected. Inventory turns of 4.0 represent an improvement over turns of 2.7 at December 31, 1995 and indicate the Company's continuing improvements in inventory management occurring at the manufacturing facility in Austin, Texas as well as the centralized European warehouse in Amsterdam.

     Cash used for investing activities in the first six months of 1996 includes $3.2 million for the purchase of property and equipment, capitalization of software development costs of $972,000 which excludes $920,000 of capitalized software acquired on a non-cash basis, net short-term investment purchases of $815,000 and the purchase of GSI for $700,000. The Company is currently in the preliminary stages of design and development for an office building to be located next to the new manufacturing facility which was completed in Austin, Texas in June, 1995. It is currently anticipated that a portion of the construction costs will be paid out of the Company's existing working capital with the remaining costs being funded through credit from the Company's current financial institutions. The Company estimates that capital expenditures for the new building will range from $25 million to $30 million. The Company intends to spend less than 10% of such building expenses during 1996 with the remainder to be spent throughout 1997 and 1998. The Company has entered into firm commitments of approximately $2.0 million for building design and site development costs. The Company is not committed to spend the remaining amounts and the actual level of spending may vary depending on a variety of factors including decisions on a final design plan, progress of the Company's third-party contractors, and availability of resources.

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances, internally generated funds, and financing arrangements with its current financial institutions. The Company has a $31.7 million credit agreement with NationsBank of Texas, N.A. which consists of (i) an $8.0 million revolving line of credit,
(ii) a $7.5 million line of credit for new equipment purchases, (iii) a $3.9 million loan to finance equipment purchased prior to 1993, (iv) a $3.8 million loan to finance the Company's existing real estate and (v) an $8.5 million loan for the purchase of real estate and the construction costs of the new manufacturing facility. As of June 30, 1996, the Company had no outstanding balances under the revolving and new equipment lines of credit, $975,000, $3.4 million and $7.3 million, under such other credit facilities, respectively. During the second quarter, the Company negotiated one-year extensions on its existing lines of credit. The revolving line of credit expires on June 30, 1998 and the new equipment line of credit is available for draws until June 30, 1997. The Company's credit agreements contain certain financial covenants and restrictions as to various matters, including the bank's prior approval of mergers and acquisitions. Borrowings under the line of credit are collateralized by substantially all of the Company's assets.

     The Company believes that it's cash flow from operations, if any, existing cash balances and short-term investments and available credit under the Company's existing credit facilities, will be sufficient to meet its cash requirements for at least the next twelve months.

ISSUES AND OUTLOOK

     FLUCTUATIONS IN QUARTERLY RESULTS. The Company's quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including: changes in the mix of products sold; the availability and pricing of components from third parties (especially sole sources); the timing of orders; level of pricing of international sales; fluctuations in foreign currency exchange rates; the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales; and changes in pricing policies by the Company, its competitors or suppliers. As has occurred in the past and as may be expected to occur in the future, new software products of the Company or new operating systems of third parties on which the Company's products are based, often contain bugs or errors that can result in reduced sales and/or cause the Company's support costs to increase, having a material adverse impact on the Company's operating results. In addition, the Company's results of operations may be adversely affected by lower sales levels in Europe which typically occur in the summer months and adversely impact the third quarter of the Company's fiscal year. Furthermore, the Company serves a number of industries such as semiconductors, telecommunications, aerospace, defense and automotive which are cyclical in nature. Downturns in these industries, including the recent decline in the semiconductor industry, could have a material adverse effect on the Company's operating results.

     In recent years, the Company's revenues have been characterized by seasonality, with revenues typically being relatively constant in the first, second and third quarters, growing in the fourth quarter. If this historical pattern continues, revenues for the third quarter of 1996 would not significantly exceed revenues for the second quarter of 1996. The Company believes the seasonality of its revenue results from the budgeting and purchasing cycles of its customers. In addition, total operating expenses have in the past tended to be higher in the third quarter of each year. If this historical pattern continues, net income for the third quarter of 1996 will be less than that in the first and second quarters of 1996.

     MANAGEMENT INFORMATION SYSTEMS. The Company does not currently have an integrated world-wide management information system. While the Company is in the process of implementing a new world-wide system, the deficiencies in its existing information resources have at times inhibited management's ability to manage certain aspects of the Company's operations in a timely manner. The Company has implemented all of the US components of the new world-wide system. Implementation began for European operations during October 1995 and will continue throughout 1996 in conjunction with the Company's plan to centralize European warehouse and administrative operations. As of June 1996, the Company has transitioned eleven of its thirteen European subsidiaries to a centralized, third-party warehouse in Amsterdam which represents the successful transition of the significant portion of the Company's European inventory balances. The Company's Asia Pacific operations are currently using a proprietary management information system. Until the new world-wide system can be implemented in this region, the growth of the Company's Japanese operations may be inhibited by the deficiencies of the proprietary system. In addition, no assurance can be given that the Company's world-wide implementation efforts will be successful. The failure to receive adequate, accurate and timely financial information could inhibit management's ability to make effective and timely decisions.

     NEW PRODUCT INTRODUCTIONS AND MARKET ACCEPTANCE. The market for the Company's products is characterized by rapid technological change, evolving industry standards, changes in customer needs and frequent new product introductions, and is therefore highly dependent upon timely product innovation. The Company's success is dependent in part on its ability to successfully develop and introduce new and enhanced products on a timely basis to replace declining revenues from older products, and on increasing penetration in international markets. There can be no assurance that the Company will be able to introduce new products on a timely basis, that new products will achieve market acceptance or that any such acceptance will be sustained for any significant period. Moreover, there can be no assurance that the Company's efforts to increase international market penetration will be successful.

     OPERATION IN INTENSELY COMPETITIVE MARKETS. The markets in which the Company operates are characterized by intense competition from numerous competitors, and the Company expects to face further competition from new market entrants in the future. The Company believes its ability to compete successfully depends on a number of factors both within and outside its control, including: product pricing, quality and performance; success in developing new products; adequate manufacturing capacity and supply of components and materials; efficiency of manufacturing operations; effectiveness of sales and marketing resources and strategies; strategic relationships with other suppliers; timing of new product introductions by the Company and its competitors; protection of the Company's products by effective use of intellectual property laws; general market and economic conditions; and government actions throughout the world. There can be no assurance that the Company will be able to compete successfully in the future.

     VOLATILE STOCK MARKET. The market price of the Company's common stock could be subject to significant fluctuations due to the inherent volatility of the technology industry. In addition, the stock market has recently experienced significant price fluctuations, which often have been unrelated to the operating performance of the specific companies whose stocks are traded. Broad market fluctuations, as well as economic conditions generally and in the technology industry specifically, may adversely affect the market price of the Company's common stock.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of stockholders was held on May 14, 1996.

         (b) The following three directors were elected at the meeting to serve a term of three years:

               William C. Nowlin, Jr.
               L. Wayne Ashby
               Dr. Donald M. Carlton

             The following directors are continuing to serve their terms:

               Dr. James J. Truchard
               Jeffrey L. Kodosky
               Dr. Peter T. Flawn
               Gerald T. Olson

         (c) The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

                                                 For      Withheld
                                                 ---      --------
            (1) Election of directors:
                William C. Nowlin, Jr.       19,974,599     15,320
                L. Wayne Ashby               19,975,199     14,720
                Dr. Donald M. Carlton        19,974,336     15,583

                                                 For       Against    Abstain
                                                 ---       -------    -------
            (2) Ratification of Price        19,978,008        386     11,525
                Waterhouse LLP as the
                Company's independent
                public  accountants for
                the fiscal year ending
                December 31, 1996.

          The foregoing matters are described in detail in the Company's definitive proxy statement dated April 4, 1996, for the Annual Meeting of Stockholders held on May 14, 1996.

ITEM 5.   OTHER INFORMATION

          Director Jim A. Smith left the Board of Directors of the Company to accept the position of Executive Vice President and Chief Financial Officer for Alamo Group, Inc. (Seguin, Texas) effective June 10, 1996. Mr. Smith served on the Compensation and Audit Committees of the Company's Board of Directors. William C. Nowlin, Jr. has been elected to replace Mr. Smith on those committees.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              10.1 Loan  Agreements  dated  as of  June  27,  1996  between the Company and NationsBank of Texas, N.A. as amended and supplemented.

              11.1 Computation of Earnings Per Share

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INSTRUMENTS CORPORATION
Registrant



/s/ Joel B. Rollins
- - ------------------------------------------------
BY: Joel B. Rollins
Vice President, Finance, Chief Financial
Officer and Treasurer (principal financial and
accounting officer)






Dated: July 30, 1996

                        NATIONAL INSTRUMENTS CORPORATION

                                INDEX TO EXHIBITS



Exhibit No.                     Description
- - -----------                     -----------
   10.1 Loan Agreements dated as of June 27, 1996 between the Company and NationsBank of Texas, N.A. as amended and supplemented
   11.1      Statement Regarding Computation of Earnings per
             Share