Form 10-Q
period 1996-09-30
NATIONAL INSTRUMENTS CORP /DE/
filed 1996-10-31
CIK 935494

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/ X / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended: September 30,1996 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to
________________

Commission file number:     0-25426

                        NATIONAL INSTRUMENTS CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                    74-1871327
          --------                                    ----------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification Number)

 6504 Bridge Point Parkway
       Austin, Texas                                     78730
       -------------                                     -----
(address of principal executive offices)              (zip code)


       Registrant's telephone number, including area code: (512) 338-9119
                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                         Outstanding at October 31, 1996
            -----                         -------------------------------
Common Stock - $0.01 par value                      21,641,434

                        NATIONAL INSTRUMENTS CORPORATION

                                      INDEX

                                                                        Page No.
                                                                       --------
PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements:

          Consolidated Balance Sheets
          September 30, 1996 (unaudited) and December 31, 1995...............3

          Consolidated Statements of Income (unaudited)
          Three months and nine months ended September 30, 1996 and 1995.....4

          Consolidated Statements of Cash Flows (unaudited)
          Nine months ended September 30, 1996 and 1995..................... 5

          Consolidated Statements of Stockholders' Equity (unaudited)
          Nine months ended September 30, 1996.............................. 6

          Notes to Consolidated Financial Statements.........................7

Item 2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................9

PART II.  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K...................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        NATIONAL INSTRUMENTS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                    September 30,   December 31,
                                                        1996            1995
                                                    -------------   ------------
Assets                                               (unaudited)
Current assets:
    Cash and cash equivalents......................  $   28,795      $   12,016
    Short-term investments.........................      42,923          37,765
    Accounts receivable, net.......................      31,636          28,789
    Inventories, net...............................      11,406          15,295
    Prepaid expenses and other current assets......       5,996           6,788
                                                     -----------     -----------
        Total current assets.......................     120,756         100,653
Property and equipment, net........................      32,290          32,596
Intangibles and other assets.......................       4,949           3,853
                                                     -----------     -----------

        Total assets...............................  $  157,995      $  137,102
                                                     ===========     ===========


Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt..............  $    2,008      $    2,137
    Accounts payable...............................      10,317           9,783
    Accrued expenses and other liabilities.........      10,729           7,313
    Taxes payable..................................       7,208           6,874
                                                     -----------     -----------
        Total current liabilities..................      30,262          26,107
Long-term debt, net of current portion.............       9,194          11,603
Deferred income taxes..............................         656             656
                                                     -----------     -----------
        Total liabilities..........................      40,112          38,366
                                                     -----------     -----------

Commitments and contingencies                                --              --

Stockholders' equity:
    Common Stock:  par  value  $.01;  60,000,000
    shares authorized; 21,592,573 and 21,471,896
    shares issued and outstanding, respectively....         216             215
Additional paid-in capital.........................      43,512          41,277
Retained earnings..................................      74,350          57,104
Other..............................................        (195)            140
                                                     -----------     -----------
        Total stockholders' equity.................     117,883          98,736
                                                     -----------     -----------
        Total liabilities and stockholders' equity.  $  157,995      $  137,102
                                                     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                     Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                     -----------------   -------------------
                                       1996      1995      1996       1995
                                     -------   -------   --------   --------

Net sales..........................  $49,679   $40,122   $146,328   $120,443
Cost of sales......................   12,623     8,920     36,651     28,574
                                     -------   -------   --------   --------
    Gross profit...................   37,056    31,202    109,677     91,869
                                     -------   -------   --------   --------
Operating expenses:
    Sales and marketing............   17,466    15,718     53,108     47,663
    Research and development.......    6,412     5,161     18,239     15,100
    General and administrative.....    4,401     4,053     12,963     10,958
                                     -------   -------   --------   --------
        Total operating expenses...   28,279    24,932     84,310     73,721
                                     -------   -------   --------   --------
        Operating income...........    8,777     6,270     25,367     18,148

Other income (expense):
    Interest income, net...........      499       146      1,070        498
    Foreign exchange
     (loss) gain, net..............      (31)     (637)      (696)       363
                                     -------   -------   --------   --------
        Income before income taxes.    9,245     5,779     25,741     19,009
Provision for income taxes.........    2,887     1,940      8,495      7,034
                                     -------   -------   --------   --------
        Net income.................  $ 6,358   $ 3,839   $ 17,246   $ 11,975
                                     =======   =======   ========   ========

Earnings per share.................  $  0.29   $  0.18   $   0.79   $   0.58
                                     =======   =======   ========   ========

Weighted average
 shares outstanding................   22,061    21,593     21,872     20,707
                                     =======   =======   ========   ========

   The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                          Nine Months Ended
                                                            September 30,
                                                        --------------------
                                                          1996        1995
                                                        --------    --------
Cash flow from operating activities:
 Net income ..........................................  $ 17,246    $ 11,975
 Adjustments to reconcile net income to cash
  provided by operating activities
     Charges to income not requiring cash outlays:
         Depreciation and amortization ...............     7,042       4,596
         Charge for in-process research & development.     1,000          --
     Changes in operating assets and liabilities:
         Increase in accounts receivable .............    (2,975)     (4,802)
         Decrease (increase) in inventory ............     3,711      (7,872)
         Decrease (increase) in prepaid expenses and
          other assets ...............................       707      (1,468)
         Increase in current liabilities .............     4,240       5,891
                                                        --------    --------
     Net cash provided by operating activities .......    30,971       8,320
                                                        --------    --------

Cash flow from investing activities:
  Payments for acquisitions, net of cash received ....      (900)         --
  Capital expenditures ...............................    (5,111)    (14,138)
  Additions to intangibles ...........................    (1,368)       (531)
  Purchases of short-term investments ................   (61,126)    (62,133)
  Sales of short-term investments ....................    55,900      22,758
                                                        --------    --------
      Net cash used in investing activities ..........   (12,605)    (54,044)
                                                        --------    --------

Cash flow from financing activities:
 (Repayments of) borrowings from debt ................    (2,509)      4,209
 Net proceeds from issuance of common stock ..........     1,007      39,644
                                                        --------    --------
     Net cash (used in) provided by
      financing activities............................    (1,502)     43,853
                                                        --------    --------

Effect of translation rate changes on cash ...........       (85)        167
                                                        --------    --------

Net increase (decrease) in cash and cash equivalents..    16,779      (1,704)
Cash and cash equivalents at beginning of period .....    12,016       7,526
                                                        --------    --------
Cash and cash equivalents at end of period ...........  $ 28,795    $  5,822
                                                        ========    ========

   The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)




                       Common           Additional
                       Stock    Common   Paid-In    Retained
                      (Shares)   Stock   Capital    Earnings   Other     Total
                     ---------- ------- ---------- ---------- -------  --------
Balance at
  December 31, 1995. 21,471,896   $ 215   $ 41,277  $  57,104  $  140  $ 98,736

Net income..........         --      --         --     17,246      --    17,246

Issuance in
  connection with
  acquisition.......     60,916       1      1,228         --      --     1,229

Issuance under
  employee plans....     59,761      --      1,007         --      --     1,007

Unrealized loss on
  short-term
  investments.......         --      --         --         --     (68)      (68)

Foreign currency
  translation
  adjustment........         --      --         --         --    (267)     (267)
                     ---------- ------- ---------- ---------- -------  --------
Balance at
  September 30, 1996 21,592,573   $ 216  $  43,512  $  74,350  $ (195) $117,883
                     ========== ======= ========== ========== =======  ========


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of National Instruments Corporation and its consolidated subsidiaries at September 30, 1996 and December 31, 1995, the results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, and the cash flows for the nine-month periods ended September 30, 1996 and 1995. Operating results for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

NOTE 2 - Earnings Per Share

Earnings per share are computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. Common share equivalents include stock options. The number of common share equivalents outstanding relating to stock options is computed using the treasury stock method.

NOTE 3 - Inventories

Inventories consist of the following (in thousands):
                                        September 30,            December 31,
                                            1996                     1995
                                   --------------------     --------------------
Raw materials                      $             5,721      $             8,101
Work-in-process                                    480                      719
Finished goods                                   5,205                    6,475
                                   --------------------     --------------------
                                    $           11,406       $           15,295
                                   ====================     ====================

NOTE 4 - Acquisitions

During the third quarter of 1996, the Company purchased imaging acquisition software technology from Graftek (Miramande, France). The purchased software was amortized over the third quarter, resulting in a charge to earnings of $500,000. This amortization period was utilized due to the nature of this rapidly developing technology and the revisions to be made to the software in the near future. Excluding the effect of this charge, net income for the third quarter of 1996 would have been $6.7 million or $0.30 per share.

On April 1, 1996, the Company acquired all of the issued and outstanding shares of common stock of Georgetown Systems, Inc. ("GSI") for an aggregate purchase price of approximately $2.0 million, paid with 60,916 unregistered shares of the Company's common stock and $764,000 in cash. The acquisition was accounted for as a purchase. The results of GSI's operations have been combined with those of the Company since the date of acquisition. The Company recorded a $1.0 million charge against earnings during the second quarter of 1996 for the write-off of in-process GSI research and development technology that had not reached the working model stage. The Company also recorded $920,000 of capitalized software development costs related to the acquisition, which are included in intangibles and other assets and are being amortized on a straight line basis over 3 years. Excluding the effect of the charge for the GSI acquisition and the amortization of intangible assets related to the Graftek purchase, net income for the nine-months ended September 30, 1996 would have been $18.2 million or $0.83 per share.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods  indicated,  the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
consolidated statements of income:

                                               Three Months Ended                        Nine Months Ended
                                                 September 30,                             September 30,
                                     -----------------------------------       ----------------------------------
                                          1996                1995                  1996               1995
                                     ----------------    ---------------       ---------------    ---------------
Net sales:
    North America...................      59.4%               58.6%                 57.8%              56.8%
    Europe..........................      27.3                28.4                  28.1               30.7
    Asia Pacific....................      13.3                13.0                  14.1               12.5
                                     ----------------    ---------------       ---------------    ---------------
    Consolidated net sales..........     100.0               100.0                 100.0              100.0
Cost of sales.......................      25.4                22.2                  25.0               23.7
                                     ----------------    ---------------       ---------------    ---------------
    Gross profit....................      74.6                77.8                  75.0               76.3
                                     ----------------    ---------------       ---------------    ---------------
Operating expenses:
    Sales and marketing.............      35.1                39.2                  36.3               39.6
    Research and development........      12.9                12.9                  12.5               12.5
    General and administrative......       8.9                10.1                   8.9                9.1
                                     ----------------    ---------------       ---------------    ---------------
      Total operating expenses......      56.9                62.2                  57.7               61.2
                                     ----------------    ---------------       ---------------    ---------------
        Operating income............      17.7                15.6                  17.3               15.1

Other income (expense):
    Interest income, net............       1.0                 0.4                   0.8                0.4
    Foreign exchange (loss)gain, net      (0.1)               (1.6)                 (0.5)               0.3
                                     ----------------    ---------------       ---------------    ---------------
       Income before income taxes...      18.6                14.4                  17.6               15.8
Provision for income taxes..........       5.8                 4.8                   5.8                5.8
                                     ----------------    ---------------       ---------------    ---------------
    Net income......................      12.8%                9.6%                11.8%               10.0%
                                     ================    ===============       ===============    ===============

     NET SALES. Consolidated net sales represent gross sales less discounts, returns and adjustments. Consolidated net sales of $49.7 million for the three months ended September 30, 1996 increased by $9.6 million or 24% from $40.1 million for the three months ended September 30, 1995, and increased $25.9 million or 21% to $146.3 million for the nine months ended September 30, 1996 from $120.4 million for the comparable 1995 period. The increase in sales is primarily attributable to the expansion of sales and marketing efforts, particularly in the Asia Pacific market; the introduction of new and upgraded products; increased market acceptance of the Company's products; and an expanding customer base.

     North American sales of $29.5 million for the quarter ended September 30, 1996 increased 25% and for the nine months ended September 30, 1996 increased 23% to $84.5 million over the comparable 1995 periods. Compared to 1995, the Company's European sales increased by 19% to $13.6 million for the quarter ended September 30, 1996 and by 11% to $41.2 million for the nine months ended September 30, 1996. Net sales in Asia Pacific increased by 27% to $6.6 million for the quarter ended September 30, 1996 compared to 1995 and by 37% to $20.7 million for the nine months ended September 30, 1996. The growth in the Company's North American sales continues a historical trend of increased North American sales as a percentage of consolidated net sales during the third quarter when international sales levels tend to be weaker due to the typical slowdown in the summer months in international markets, particularly Europe. Despite weak economic conditions in several European countries, third quarter sales growth of 19% over the prior year quarter was achieved. European sales growth for the year-to-date remains low due to the decline in European sales in the first quarter of fiscal 1996. This decline was the result of late product releases and product delivery disruptions caused by the centralization of European inventory during the first quarter. The sales increase in the Asia Pacific region is attributable to increased customer acceptance of localized products and support, particularly in Japan, and to the Company's new sales offices in Hong Kong, Singapore, South Korea and Taiwan which opened in late 1994 and early 1995. The Company expects sales outside of North America to continue to represent a significant, and possibly increasing, portion of its revenue.

     Sales made by the Company's direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the US dollar equivalent of these sales is affected by changes in the value of the US dollar. Between the third quarter of 1995 and the third quarter of 1996 the weighted average value of the US Dollar increased by 4.9%, causing an equivalent decrease in the US dollar value of the Company's foreign currency sales and expenses. This weighted average is calculated as the percentage change in the value of the currency relative to the dollar, multiplied by the proportion of international sales recorded in the particular currency. If the weighted average value of the dollar in the third quarter of 1996 had been the same as that in the third quarter of 1995, the Company's international sales for the third quarter of 1996 would have been $7.4 million in the Asia Pacific region and $13.8 million in Europe resulting in consolidated net sales of $50.7 million. Percentage sales growth over the prior year third quarter would have been 42% in Asia, 21% in Europe and 26% consolidated growth. If the weighted average value of the dollar in the nine months ended September 30, 1996 had been the same as that in the nine months ended September 30, 1995, the Company's international year-to-date sales would have been $23.3 million in Asia and $41.7 million in Europe resulting in consolidated net sales of $149.5 million. Percentage sales growth over the comparable prior year nine-month period would have been 55% in Asia, 13% in Europe and 24% consolidated growth. Since most of the Company's international operating expenses are also incurred in local currencies the change in exchange rates has a corresponding effect on operating expenses. If the current trend in the value of the dollar continues throughout 1996, it will continue to have the effect of lowering the US dollar equivalent of international sales and operating expenses.

     GROSS PROFIT. Cost of goods sold consists primarily of the costs of components and subassemblies, amortization of software development costs, freight, labor and manufacturing overhead. As a percentage of net sales, gross profit decreased to 74.6% for the third quarter of 1996 from 77.8% for the third quarter of 1995 and decreased to 75.0% for the first nine months of 1996 from 76.3% for the comparable period a year ago. The lower margin for the third quarter of 1996 compared to the third quarter of 1995 is attributable to the foreign exchange effect on sales during the third quarter of 1996 as discussed above and increased costs from the outsourcing of software duplication to a third-party vendor. These same factors are responsible for the lower margin for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995.

     The marketplace for the Company's products dictates that many of the Company's products be shipped very quickly after an order is received. As a result, the Company is required to maintain significant inventories. Therefore, inventory obsolescence is a risk for the Company due to frequent engineering changes, shifting customer demand, the emergence of new industry standards and rapid technological advances including the introduction by the Company, or its competitors, of products embodying new technology. While the Company maintains valuation allowances for excess and obsolete inventory and management continues to monitor the adequacy of such valuation allowances, there can be no assurance that such valuation allowances will be sufficient.

     SALES AND MARKETING. Sales and marketing expenses consist of salaries and commissions, customer support, advertising and promotional expenses. Sales and marketing expenses increased 11% for the third quarter of 1996 and the first nine months of 1996 from the comparable 1995 periods. As a percentage of net sales, sales and marketing expenses decreased to 35.1% for the third quarter of 1996 from 39.2% for the third quarter of 1995 and decreased to 36.3% for the first nine months of 1996 from 39.6% for the first nine months of 1995. The increase in these expenses in absolute dollar amounts is primarily attributable to programs designed to increase the Company's presence in both the European and the Asia Pacific markets, including increases in international sales and marketing personnel and increased sales and marketing activities in these markets, as well as increases in United States sales and marketing personnel. Overall sales and marketing personnel increased from 471 at September 30, 1995 to 517 at September 30, 1996, with increases primarily in the European and US sales forces. The decline in sales and marketing expenses as a percentage of sales is due to lower advertising costs related to the increased usage of electronic media which is more cost effective than traditional printing methods. The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on initial marketing and advertising campaign costs associated with major new product releases, the opening of new sales offices and the timing of domestic and international conferences and trade shows.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist principally of personnel costs and overhead costs relating to occupancy and equipment depreciation. Research and development expenses increased to $6.4 million for the quarter ended September 30, 1996, a 24% increase, as compared to $5.1 million for the three months ended September 30, 1995, and increased 21% to $18.2 million for the nine months ended September 30, 1996 from the comparable 1995 period. As a percentage of net sales, research and development expenses represented 12.9% of sales for the third quarter ended September 30, 1996 and 1995, respectively, and 12.5% for the nine months ended September 30, 1996 and 1995, respectively. The increase in absolute dollar amounts of research and development expenses during the third quarter of 1996 is due to the amortization of purchased software resulting from the purchase of Graftek imaging acquisition software. Research and development expenses also increased as a result of the hiring of additional product development engineers, including the increase in personnel from the Georgetown Systems, Inc. ("GSI") acquisition in the second quarter of 1996. For the nine months ended September 30, 1996, the increase in the absolute dollar amounts of research and development expenses is primarily attributable to a $1.0 million charge for the write-off of in-process research and development technology of GSI. Excluding the effects of the Graftek charge in the third quarter, research and development expenses have declined as a percentage of revenue from the third quarter of 1995 primarily due to increased software development costs capitalized for Bridgeview and HiQ 3.0 for Windows during the third quarter of 1996. Excluding the effects of GSI, research and development expenses have declined as a percentage of revenue during the nine-month period ended September 30, 1996 as compared to 1995 which is due to the capitalization of LabVIEW 4.0 development costs during the first quarter of 1996 and the software development costs capitalized in the third quarter of 1996. The Company believes that a significant, on-going investment in research and development is required to remain competitive.

     The Company capitalizes software development costs in accordance with the Statement of Financial Accounting Standards No. 86. The Company amortizes such costs over the related product's estimated economic useful life, generally three years beginning when a product becomes available for general release. Amortization expense totaled $943,000 and $298,000 for the quarter ended September 30, 1996 and 1995, respectively, and $1.7 million and $902,000 during the nine months ended September 30, 1996 and 1995, respectively. The increase in amortization expense is due primarily to amortization of development costs capitalized as a result of the GSI and Graftek software acquisitions. Software development costs capitalized were $821,000 and $76,000 for the quarters ended September 30, 1996 and 1995, respectively, and $2.7 million and $276,000 for the first nine months of 1996 and 1995, respectively. The amounts capitalized in the third quarter and first nine months of 1996 include Bridgeview, HiQ 3.0 for Windows and $500,000 of software development costs related to the Graftek software acquisition. In the nine-month period ended September 30, 1996, amounts capitalized also include development costs of LabVIEW 4.0 and $920,000 of software development costs related to the GSI acquisition.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of personnel costs for administration, finance, information systems, human resources and general management. General and administrative expenses for the third quarter ended September 30, 1996 increased 9% to $4.4 million from $4.1 million for the comparable prior year period. For the first nine months of 1996, general and administrative expenses increased 18% to $13.0 million from $11.0 million for the first nine months of 1995. As a percentage of net sales, general and administrative expenses decreased to 8.9% for the quarter ended September 30, 1996 from 10.1% for the third quarter of 1995. During the first nine months of 1996, general and administrative expenses decreased as a percentage of sales to 8.9% from 9.1% for the comparable prior year period. The Company's general and administrative expenses have increased in absolute dollars primarily due to the increased sales volume including the related supporting activities and also due to the costs of support for its worldwide management information system in the US and Europe which will continue to affect general and administrative expense. Implementation of the management information system for European operations began in October 1995, in conjunction with the centralization of European warehousing and administrative operations. This project is expected to be completed in early 1997. The Company expects to eventually achieve a worldwide management information system that will allow for the consolidation of common functions, reduced costs, and improvements in the ability to deliver product worldwide. No assurance can be given that the Company's efforts will be successful. As a result of these and other factors, the Company expects that general and administrative expense in future periods will increase in absolute amounts as sales volume increases and as the worldwide implementation continues and will fluctuate as a percentage of net sales.

     INTEREST INCOME, NET. Interest income, net in the third quarter of 1996 increased to $499,000 from $146,000 in the third quarter of 1995 and increased to $1,070,000 for the first nine months of 1996 from $498,000 for the first nine months of 1995. Interest income for the nine months ended September 30, 1996 has increased as a result of the investment of the proceeds from the Company's initial public offering and due to the additional investment of cash generated from operations during 1996.

     FOREIGN EXCHANGE (LOSS) GAIN, NET. Net foreign exchange losses recognized in the third quarter of 1996 were ($31,000) compared to net foreign exchange losses of ($637,000) recognized in the third quarter of 1995. Net foreign exchange losses of ($696,000) were recognized for the first nine months of 1996 compared with net foreign exchange gains of $363,000 for the first nine months of 1995. These results are attributable to movements between the US dollar and the local currencies in countries in which the Company's sales subsidiaries are located. The Company recognizes the local currency as the functional currency of its international subsidiaries. The significant net losses in the third quarter of 1995 are a result of the strengthening of the US dollar against the unhedged portion of the Company's exposure in local currencies, primarily the Japanese Yen, whereas in the third quarter of 1996 foreign currency exchange rates were not as volatile.

     The Company enters into foreign currency forward exchange contracts against a majority of its intercompany foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. This hedging strategy only partially addresses the Company's risks in foreign currency transactions as the Company does not currently hedge anticipated transactions. There can be no assurance that this strategy will be successful. The Company's hedging strategy has reduced the foreign exchange losses recorded by $529,000 during the nine-month period ended September 30, 1996. If the strengthening of the US dollar continues throughout 1996, the Company could experience significant foreign exchange losses due to the foreign exchange risks that are not addressed by the Company's hedging strategy. The Company typically limits the duration of its foreign exchange contracts to 90 days and does not invest in contracts for speculative purposes.

     PROVISION FOR INCOME TAXES. The provision for income taxes reflects an effective tax rate of 33.0% and 37.0% for the nine months ended September 30, 1996 and 1995, respectively, and an effective tax rate of 31.2% and 33.6% for the quarters ended September 30, 1996 and 1995, respectively. The decrease in the effective rate resulted from a change in the mix of income among taxing jurisdictions and utilization of tax credits for taxes paid in higher tax rate jurisdictions. At September 30, 1996, seven of the Company's subsidiaries had available, for income tax purposes, foreign net operating loss carryforwards of approximately $1.4 million, of which $1.0 million expire between 1996 and 2006. The remaining $400,000 of loss carryforwards may be carried forward indefinitely to offset future taxable income in the related tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations and capital resources through cash flow from operations and, to a lesser degree, through borrowings from financial institutions. At September 30, 1996, the Company had working capital of approximately $90.5 million compared to $74.5 million at December 31, 1995. The increase in working capital is reflected by the increase in cash and cash equivalents of $16.8 million from December 31, 1995 to September 30, 1996, because of positive cash flow from operating activities.

     Accounts receivable increased to $31.6 million at September 30, 1996 from $28.8 million at December 31, 1995, as a result of higher sales levels. Receivable days outstanding of 59 days at September 30, 1996 were consistent with days outstanding at December 31, 1995. Consolidated inventory balances have decreased to $11.4 million at September 30, 1996 from $15.3 million at December 31, 1995. Inventory turns of 4.1 represent an improvement over turns of 2.7 at December 31, 1995 and indicate the Company's improvements in inventory management occurring at the manufacturing facility in Austin, Texas as well as the centralized European warehouse in Amsterdam.

     Cash used for investing activities in the first nine months of 1996 includes $5.1 million for the purchase of property and equipment, capitalization of software development costs of $1.4 million, net short-term investment purchases of $5.2 million and acquisition costs of $900,000 for the purchases of GSI and Graftek software technology. The Company is currently in the process of designing and developing an office building to be located next to its new manufacturing facility in Austin, Texas. It is currently anticipated that a portion of the construction costs will be paid out of the Company's existing working capital with the remaining costs being funded through credit from the Company's current financial institutions. The Company estimates the total cost for the new building will range from $30 million to $35 million. The Company intends to spend less than 10% of such building expenses during 1996 with the remainder to be spent throughout 1997 and 1998. The Company has entered into firm commitments of approximately $2.0 million for building design and site development costs. The Company is not committed to spend the remaining amounts and the actual level of spending may vary depending on a variety of factors including decisions on a final design plan.

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances, internally generated funds, and financing arrangements with its current financial institutions. The Company has a $31.7 million credit agreement with NationsBank of Texas, N.A. which consists of (i) an $8.0 million revolving line of credit,
(ii) a $7.5 million line of credit for new equipment purchases, (iii) a $3.9 million loan to finance equipment purchased prior to 1993, (iv) a $3.8 million loan to finance the Company's existing real estate and (v) an $8.5 million loan for the purchase of real estate and for the construction costs of the new manufacturing facility. As of September 30, 1996, the Company had no outstanding balances under the revolving and new equipment lines of credit, $731,000, $3.4 million and $7.1 million, under such other credit facilities, respectively. The revolving line of credit expires on June 30, 1998 and the new equipment line of credit is available for draws until June 30, 1997. The Company's credit agreements contain certain financial covenants and restrictions as to various matters, including the bank's prior approval of significant mergers and acquisitions. Borrowings under the line of credit are collateralized by substantially all of the Company's assets.

     The Company believes that its cash flow from operations, if any, existing cash balances and short-term investments and available credit under the Company's existing credit facilities, will be sufficient to meet its cash requirements for at least the next twelve months.

ISSUES AND OUTLOOK

     FLUCTUATIONS IN QUARTERLY RESULTS. The Company's quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including: changes in the mix of products sold; the availability and pricing of components from third parties (especially sole sources); the timing of orders; level of pricing of international sales; fluctuations in foreign currency exchange rates; the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales; and changes in pricing policies by the Company, its competitors or suppliers. As has occurred in the past and as may be expected to occur in the future, new software products of the Company or new operating systems of third parties on which the Company's products are based, often contain bugs or errors that can result in reduced sales and/or cause the Company's support costs to increase, having a material adverse impact on the Company's operating results. In addition, the Company serves a number of industries such as semiconductors, telecommunications, aerospace, defense and automotive which are cyclical in nature. Downturns in these industries, including the current decline in the semiconductor industry, could have a material adverse effect on the Company's operating results.

     In recent years, the Company's revenues have been characterized by seasonality, with revenues typically being relatively constant in the first, second and third quarters and growing in the fourth quarter. The Company believes the seasonality of its revenue results from the budgeting and purchasing cycles of its customers.

     MANAGEMENT INFORMATION SYSTEMS. The Company does not currently have an integrated world-wide management information system. While the Company is in the process of implementing a new world-wide system, the deficiencies in its existing information resources have at times inhibited management's ability to manage certain aspects of the Company's operations in a timely manner. The Company has implemented all of the US components of the new world-wide system. Implementation began for European operations during October 1995 and will continue throughout early 1997 in conjunction with the Company's plan to centralize European warehouse and administrative operations. As of August 1996, the Company has transitioned its European subsidiaries to a centralized, third-party warehouse in Amsterdam. The Company is in the initial stages of implementation for its Japanese operation. All of the Company's Asia Pacific operations are currently using independent management information systems. Until the new world-wide system can be implemented in this region, the growth of the Company's Japanese operations may be inhibited by the deficiencies of its current system. In addition, no assurance can be given that the Company's world-wide implementation efforts will be successful. The failure to receive adequate, accurate and timely financial information could inhibit management's ability to make effective and timely decisions.

     RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND FOREIGN ECONOMIES. International sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. The European economies, particularly the French economy, are experiencing weak economic conditions. In addition, recent economic indicators suggest a struggling Japanese economy. There can be no assurances that these economic conditions will improve or stabilize in the fourth quarter and accordingly these factors may affect the Company's direct sales offices located in these countries and negatively impact consolidated sales and operating results.

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

     VOLATILE STOCK MARKET. The market price of the Company's common stock could be subject to significant fluctuations due to the inherent volatility of the stocks of technology companies. In addition, the stock market has recently experienced significant price fluctuations, which often have been unrelated to the operating performance of the specific companies whose stocks are traded. Broad market fluctuations, as well as economic conditions generally and in the technology industry specifically, may adversely affect the market price of the Company's common stock.

     DEPENDENCE ON KEY MANAGEMENT AND TECHNICAL PERSONNEL. The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, research and development and operational personnel including Dr. Truchard, Mr. Kodosky and other members of senior management and key technical personnel. The Company has no agreements providing for the employment of any of its key employees for any fixed term and the Company's key employees may voluntarily terminate their employment with the Company at any time. The Company's Manufacturing Manager, Michael Ross, recently notified the Company of his plans to leave his position on November 30, 1996. At the present time, the Company does not anticipate a material adverse affect on operating results due to his departure and an active recruiting search is in progress to find a replacement. However, the loss of the services of one or more of the Company's key employees in the future could have a material adverse affect on operating results. Competition for key personnel is intense and there can be no assurance that the Company will be successful in retaining its existing key personnel or attracting and retaining additional key personnel.

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  11.1     Computation of Earnings Per Share

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NATIONAL INSTRUMENTS CORPORATION
                          Registrant



                              /s/ Joel B. Rollins
                              ------------------------------------------------
                          BY: Joel B. Rollins
                              Vice President, Finance, Chief Financial Officer and Treasurer (principal financial and accounting officer)






Dated:  October 31, 1996

                        NATIONAL INSTRUMENTS CORPORATION

                                INDEX TO EXHIBITS



Exhibit No.                          Description                       Page
-----------                          -----------                       ----
   11.1           Statement Regarding Computation of Earnings per       20
                  Share