Form 10-K
period 1996-12-31
NATIONAL INSTRUMENTS CORP /DE/
filed 1997-03-31
CIK 935494

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                         FORM 10-K
(Mark One)
x Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended:  December 31, 1996
                                            OR
o Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________
                              Commission File Number 0-25426



                             NATIONAL INSTRUMENTS CORPORATION
                  (Exact name of registrant as specified in its charter)

-------------------------------------------------------------------------------
            Delaware                                       74-1871327
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                      Identification Number)
-------------------------------------------------------------------------------

   6504 Bridge Point Parkway Austin, Texas                   78730
 (address of principal executive offices)                  (zip code)

-------------------------------------------------------------------------------

       Registrant's telephone number, including area code: (512) 338-9119
-------------------------------------------------------------------------------
     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01
par value                                                    (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No.

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 3, 1997, was $348,767,440 based upon the last sales price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

At March 3,1997, registrant had outstanding 21,651,791 shares of Common Stock.


                            DOCUMENTS INCORPORATED BY REFERENCE
Part I and Part III incorporate certain information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 13, 1997 (the "Proxy Statement").

                                     PART I


      Certain information required by Part III is omitted from this Report in that the Registrant intends to file a definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission (the "Proxy Statement") relating to its annual meeting of stockholders not later than 120 days after the end of the fiscal year covered by this Report, and such information is incorporated by reference herein.

ITEM 1.     BUSINESS

      National Instruments Corporation (the "Company" or "National Instruments") is a leading supplier of computer-based instrumentation hardware and software products that engineers and scientists use in a wide range of industries. These industries are spread across two large markets: test and measurement and industrial automation. The Company provides flexible application software and modular, multifunction hardware that users combine with industry-standard desktop computers and workstations to create "virtual instruments."

      A virtual instrument consists of an industry standard desktop computer or workstation equipped with the Company's user-friendly application software, cost-effective hardware and driver software that together perform the functions of traditional instruments. Virtual instrumentation represents a fundamental shift from traditional hardware-centered instrumentation systems to software-centered systems that exploit the computational, display, productivity and connectivity capabilities of popular desktop computers and workstations. Because virtual instruments exploit these computation and display capabilities, users can define and change the functionality of their instruments, rather than being restricted by fixed-functions imposed by traditional instrument vendors. The Company believes that giving users flexibility to create their own virtual instruments, and making such instruments portable between popular computers and operating systems, shortens system development time and reduces both short- and long-term costs of developing, owning and operating instruments.

      The Company is based in Austin, Texas and was incorporated under the laws of the State of Texas in May 1976 and was reincorporated in Delaware in June 1994. On March 13, 1995, the Company completed an initial public offering of shares of its Common Stock. The Company's Common Stock, $.01 par value, trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol:
NATI.

Industry Background

      Engineers and scientists have long used instruments to observe, better understand and manage the real-world phenomena, events and processes related to their industries or areas of expertise. Instruments measure and control electrical signals, such as voltage, current and power, and physical phenomena, such as temperature, pressure, speed, flow, volume, torque and vibration. Common instruments include voltmeters, signal generators, oscilloscopes, dataloggers, spectrum analyzers and temperature and pressure monitors and controllers. Instruments generally perform three basic functions: data acquisition and control; data analysis; and presentation of results. Instruments are used pervasively in research, education, manufacturing and service applications in numerous fields including electronics, automotive, aerospace, telecommunications, medical research and pharmaceutical, semiconductor and petrochemical.

      Instrument applications can be generally categorized as either test and measurement ("T&M") or industrial automation ("IA"). In research and development settings, scientists and engineers use T&M instruments to collect and analyze experimental data, and IA instruments and instrumentation systems to simulate manufacturing processes or techniques. In manufacturing systems, engineers use T&M instruments to test and verify the proper operation of the products being manufactured while IA instruments and instrumentation systems monitor and control the manufacturing machines and processes.

      Test and Measurement

      A typical T&M instrument is a stand-alone unit that has signal input, output and analysis capabilities; knobs, switches and push buttons for user operation; and gauges, meters or other displays for visual data presentation.

Traditionally, most T&M instruments were vendor-defined, fixed-function devices designed to address specific applications. As a result, users had limited flexibility to adapt their instruments to changing requirements. In the 1960's, vendors began to incorporate integrated circuits, including programmable microcontrollers, to increase instrument flexibility. In the mid-1970's, the General Purpose Interface Bus ("GPIB" or "IEEE 488") was developed as a standard interface to connect instruments to external computers. The first computer controllers for GPIB instruments were based on proprietary hardware architectures. In the later 1970's, some minicomputers with general purpose but complex operating systems were equipped for GPIB instrument control. In the early 1980's, personal computers with limited processing power equipped with MS-DOS, a standard, character-based operating system, began replacing minicomputers as the preferred platforms for instrument control applications.

      Industrial Automation

      IA systems have long included mechanical devices, analog gauges and meters, and since the 1960's, have also included electronic instruments such as data loggers and strip chart recorders. In the 1970's, programmable logic controllers ("PLCs"), special-purpose, proprietary stand-alone industrial computers, were introduced and were used primarily for "discrete" manufacturing applications such as automobile assembly. PLCs have traditionally had primitive operator interface panels incorporating buttons, lights and indicators. In parallel, sophisticated instrumentation systems called distributed control systems ("DCSs") were also adopted to provide computer control of large-scale continuous processes, such as those found in oil refineries. DCSs integrated a variety of sensors and control elements using both analog and digital connections, all controlled by a central computer running proprietary software. In the mid-1980's, when industrial PC-based IA systems came into use, another approach became available. These early PC-based systems generally ran proprietary, vendor-defined software and incorporated plug-in data acquisition boards or interfaced to PLCs.

      Limitations of Traditional Approaches to Instrumentation

      Instruments and instrument systems for both the T&M and IA markets have historically shared common limitations, including: fixed, vendor-defined functionality; proprietary, closed architectures that were generally difficult to program and integrate with other systems; and inflexible operator interfaces that were usually cumbersome to operate and change. These problems have been further complicated in the IA market because specialized data transfer and communications standards have not evolved rapidly or been widely adopted. For example, PLCs, while greatly improving control of individual processes, created multiple "islands of information" that were generally unable to communicate or share data with other systems throughout the manufacturing enterprise. Furthermore, proprietary instrumentation systems have traditionally been very expensive, with IA system prices ranging as high as several million dollars and T&M instrumentation system prices often ranging in the hundreds of thousands of dollars. In addition, the limitations on programmability of traditional systems means that adopting these systems to changing requirements is both expensive and time consuming, and users are often required to purchase multiple single-purpose instruments.

      Although desktop computers in the 1980's typically were based on open architectures, until recently they have lacked higher level application software development tools and intuitive graphical user interfaces ("GUIs"). Consequently, the process of creating intuitive operator interface and control panels was difficult and expensive. These early desktop computers also lacked the power to rapidly process and analyze the volume of data characteristic of many high data rate T&M and IA applications. In addition, desktop computers were difficult to network reliably until standard network operating systems evolved late in the decade. For all of these reasons, users and vendors were relatively slow to incorporate desktop computers in their instrumentation systems.

      In the 1990's, desktop computers improved significantly in data and graphics processing power, storage and communication capabilities, user-friendliness and reliability. Nevertheless, users accustomed to the flexibility, efficiency, power and open architecture of these later-generation desktop computers, and the highly evolved application software available for business computing needs, have been generally frustrated in their efforts to integrate these computers into instrumentation solutions. Standard desktop computers were not equipped with the hardware connections required to control many types of instruments and lacked instrumentation-specific application development tools, including GUI development environments. Neither standard programming languages such as C and C++, nor operating systems such as DOS, Windows and UNIX, are "instrument aware." Without the aid of instrumentation-specific software to facilitate the integration of various instrumentation system capabilities and components, engineers and scientists could not easily utilize the full potential of their modern desktop computers to meet their instrument requirements.

The Company's Virtual Instrument Approach

      The Company pioneered a new instrumentation approach called virtual instrumentation in 1986 when it introduced its LabVIEW application software, which is a graphical programming environment. While a traditional instrument bundles the data acquisition, analysis and presentation functions in a single, stand-alone unit, a "virtual instrument" consists of an industry standard computer or workstation equipped with the Company's user-friendly application software, cost-effective hardware and driver software that together perform the functions of traditional instruments. By unbundling the key instrumentation functions, virtual instruments represent a fundamental shift from traditional hardware-centered instrumentation systems to software-centered systems that exploit the computational, display, productivity and connectivity capabilities of popular desktop computers and workstations. The Company's virtual instrumentation application software products give users the power and flexibility to define, implement, modify and control each of the three core instrumentation functions. Users can mix and match their choice of the Company's DAQ and instrument control hardware/driver software with GPIB, VXI or serial instruments to create virtual instrumentation systems that meet their specific instrumentation needs. Because much of the instrumentation functionality resides in the software, in a significant sense, the software is the instrument.

User Benefits

      Compared with traditional solutions, the Company believes its products and virtual instrumentation approach provide the following significant customer benefits:

      Ease-of-Use and Efficiency

      The Company's virtual instrument application software brings the power and ease-of-use of desktop computers to the instrumentation market. With features such as graphical programming, automatic code generation capabilities, graphical tools libraries, ready-to-use example programs and libraries of specific instrumentation functions, users can quickly build a virtual instrument system that meets their individual application needs. For example, a user may build the data acquisition and analysis functions of an instrument by selecting and connecting icons representing particular instrumentation functions and may customize the display on the computer's monitor to reflect the desired presentation. With faster time to solution, users have more time to optimize system functionality and performance, and can devote more time to their core work rather than to programming instruments.

      Modularity, Reusability and Reconfigurability

      The Company's products include reusable hardware and software modules that offer considerable flexibility in configuring systems. This ability to reuse and reconfigure instruments and instrumentation systems allows users to reduce development time and maximize efficiency by eliminating duplicated programming efforts and to quickly adapt their instruments to new and changing needs. In addition, these features help protect both hardware and software investments against obsolescence.

      Mix and Match Capabilities

      The flexibility of the Company's virtual instrumentation approach permits users to mix and match many combinations of GPIB, VXI, DAQ and industrial communications hardware to build customized instrument solutions. The Company's open product architecture provides a high level of integration between the Company's products and other industry standard instrumentation products. This approach provides users with the flexibility to mix and match the Company's and third-party hardware components when developing custom virtual instrumentation systems.

      Long-Term Compatibility Across Multiple Computer Platforms

      The Company offers a variety of multiplatform software products so users can choose the platform and programming methodology that best meets their needs and skills. These software products also have portable, open architectures so users can move their applications among multiple platforms and operating systems. In addition, the Company strives to ensure long-term compatibility between its products and the latest industry-standard computers, operating systems, programming languages and tools, as well as backward compatibility with its own product offerings.

      Network and Integrate with Customers' Computing Environments

      The Company's products facilitate connectivity of instruments by utilizing industry communication standards such as Ethernet and TCP/IP. Its products provide data and file transfer between computers, distributed access to databases and remote test and measurement and process monitoring capabilities. In addition, the Company's products are also compatible with a wide variety of familiar, easy-to-use software applications such as word processors, spreadsheets and databases. In many cases, a single computer or workstation can serve both the instrumentation and general purpose computing needs of scientists and engineers.


      Large User Base

      The Company supports and encourages the sharing of ideas, derived software libraries and modules among its broad user base through user groups, newsletters, conferences and seminars. This large base of users stimulates the expansion of the Company's network of over 400 third party system integrators and consultants, who can save users time and money by providing value-added expertise, software programs and integration of systems for use with the Company's products.

      Lower Total Solution Cost

      The Company believes that its virtual instrumentation products and solutions offer price/performance advantages over traditional instrumentation. Virtual instrumentation provides users the ability to utilize industry standard computers and workstations equipped with modular and reusable application software, cost-effective hardware and driver software that together perform the instrumentation functions that would otherwise be performed by costly, proprietary instrumentation systems. In addition, virtual instrumentation gives users the flexibility and portability to adapt to changing needs, whereas traditional closed systems are both expensive and time consuming to adapt, if adaptable at all.

Strategy

      The Company's objective is to be a leading supplier of virtual instrumentation products and solutions to engineers and scientists in both the T&M and IA markets. To achieve this objective, the Company is pursuing a strategy that includes the following elements:

      Expand Broad Customer Base

      Serve Two Large Markets. The Company's products and services are designed to serve the broad customer bases found in both the T&M and IA markets. The Company defines product features and capabilities by working closely with technically sophisticated customers in each of these markets and seeks to achieve high unit volumes by selling these same products to a large base of customers.

      Support Many Computer and Instrument Options. The Company diversifies its customer base by accommodating many popular computer platforms and the four major instrumentation types: GPIB, VXI, DAQ and industrial communications. In addition, the Company expects to continue to create or adapt products for computer systems which gain market acceptance, such as Windows NT-based computers. Customers are provided a range of price/performance options through the Company's extensive line of products.

      Provide Worldwide Marketing and Distribution. The Company uses multiple coordinated distribution channels in the major world markets which it serves. The Company's distribution channels include direct sales, distributors, OEMS, VARs and systems integrators and consultants. By using this broad range of channels, the Company seeks to develop and maintain relations with its customers and prospects and to provide the levels of support, training and education required by the market. The Company devotes significant resources to direct sales activities and, as of December 31, 1996, had 42 sales offices in the United States and 29 sales offices located in key international markets. To address the range of sales opportunities, the Company expects to continue to pursue value-added sales channels through formal relationships with OEMS, VARS, consultants or other third parties when such relationships can add significant value to its products or revenues. The Company intends to expand each of these distribution networks to take advantage of market opportunities.

      Acquire New Technologies. The Company has in the past acquired products and technologies to augment its product offerings, and intends to continue to seek opportunities to satisfy customer needs and build market penetration through acquisitions of new products and technologies in the future. In connection with these acquisitions, the Company has leveraged its established sales channels in an effort to accelerate the delivery of the acquired product to the market and build market share.

      Target Academic Environments. The Company markets and sells its products to colleges and universities, increasing the potential for future growth as students gain experience using the Company's products before entering the work force.

      Maintain High Levels of Customer Satisfaction

      Offer Innovative Modular and Integrated Solutions. The Company intends to continue to deliver innovative, modular software and hardware tools with open, portable architectures that can be easily integrated to create instrumentation systems and solutions. The Company solicits regular feedback from its customers, resulting in the addition of new product features and enhanced performance, to help ensure that existing and new products meet or surpass customer expectations.

      Provide Comprehensive Customer Support and Education. The Company's sales and marketing engineers have the technical expertise necessary to understand customers' instrumentation application needs and work with them to identify cost-effective solutions using the virtual instrumentation approach. The Company also offers comprehensive customer support, including technical support via fax and telephone, electronic mail and world-wide web forums, bulletin boards, newsletters, warranty service and repair, upgrade programs, free and paid seminars and technical classes.

      Deliver Long-Term Compatibility. The Company emphasizes consistency in the implementation of its products across different platforms and strives to maintain a high degree of backward compatibility between existing and new products, engendering a high degree of customer loyalty.

      Leverage External and Internal Technology

      Leverage  Generally  Available  Technology.   The  Company  leverages  the
research and development efforts of vendors of desktop computers and workstations, operating systems, programming languages and software development tools, and their suppliers. These technologies are combined with the Company's products to achieve advanced solutions at a lower development cost.

      Support Open Architecture on Multiple Platforms. The Company approaches the market with an open architecture so users have the flexibility to combine the Company's products with those from traditional instrument suppliers, computer vendors and competitors.

      Leverage Core Technologies. The Company designs proprietary ASICs to optimize performance and reduce production costs. The Company utilizes these ASICs and its other internally developed hardware and software components in multiple products to achieve consistency and compatibility between products.

      Develop and Support Industry Standards. The Company actively participates in efforts to standardize key technologies by participating in industry consortia and serving on standards committees, such as IEEE 488 and VXI for the T&M market and Fieldbus for the IA market. The Company's ongoing strategy is to conform its products to established and emerging standards in both the general computer and the instrumentation industries.

Products and Technology

      The Company offers an extensive line of hundreds of instrumentation products. Engineers, scientists and other users in both the T&M and IA markets can use these products with desktop computers and workstations to develop customer-defined virtual instruments. The Company's instrumentation products consist of application software, which includes LabVIEW, LabWindows, ComponentWorks, Measure, BridgeVIEW, Lookout and HiQ, and hardware/driver software, which includes GPIB, VXI, DAQ and industrial communications. The Company's products are designed to work either in an integrated solution or separately. The Company believes that the flexibility, functionality and ease of use of its application software promotes sales of the Company's other instrumentation products.

      Application Software

      The Company offers a variety of application software products for developing instrumentation applications to meet the different programming and computer preferences of its customers. LabVIEW, LabWindows and ComponentWorks are based on application-specific programming environments with which users can develop GUIs, control instruments and acquire, analyze and present data. With these software products, users can design custom virtual instruments by creating a GUI on the computer screen through which they operate the actual program and control selected hardware. Users can customize front panels with knobs, buttons, dials and graphs to emulate control panels of traditional instruments or add custom graphics to visually represent the control and operation of processes. LabVIEW and LabWindows also have ready-to-use libraries for controlling hundreds of programmable instruments, including serial, GPIB and VXI, and the Company's plug-in DAQ boards. ComponentWorks has libraries for controlling GPIB instruments and the Company's plug-in DAQ boards. Once created, virtual instruments can be modified or used as components of another program by the original developer or another user.

Platform/Operating      LabVIEW   LabWindows ComponentWorks  Measure   Virtual
System                                                                 Bench
------------------      -------   ---------- --------------  -------   -------
PCs:
  DOS                                 x
  Windows 3.x              x          x                       x          x
  Windows 95               x          x           x           x          x
  Windows NT               x          x           x           x          x
  NEC Windows              x          x

Macintosh/Power
Macintosh:
  Mac OS                   x

UNIX Workstations:
  Sun                      x          x
  Hewlett-Packard          x          x

Concurrent PowerMax        x


      The principal difference between these products is in the way users develop programs. With LabVIEW, users program graphically, developing application programs by connecting icons to create "block diagrams" which are natural design notations for scientists and engineers. LabVIEW is based on dataflow programming techniques invented and patented by the Company. LabWindows is designed for instrumentation users who are more comfortable programming with conventional, text-based languages, such as C, and automatically generates and debugs code for instrumentation programs. ComponentWorks adds application-specific OLE or ActiveX controls and libraries to the Microsoft, Visual Basic, Visual C++ and Borland Delphi development environment. Prices for LabVIEW, LabWindows and ComponentWorks range from $495 to $3,495.

      The Company also sells a range of optional features for LabVIEW and LabWindows, such as advanced analysis libraries and toolkits, at prices ranging from $295 to $1,995. The Company also has a student edition of LabVIEW, published and distributed through Prentice Hall. New products introduced in 1996 include updated versions of LabVIEW, LabWindows, and Measure software. Expected to ship in 1997 are upgrades of ComponentWorks, VirtualBench, and new Internet Developer Toolkits for LabVIEW, BridgeVIEW, and LabWindows/CVI.

      The Company also offers a class of software products, VirtualBench and Measure, that do not require any programming. VirtualBench is a collection of "turnkey" virtual instruments that mimic the operation of traditional benchtop instruments, through the use of a PC and a plug-in DAQ board. Measure is an instrumentation add-on for Microsoft Excel that lets engineers and scientists collect instrumentation data directly into a spreadsheet. Prices for Measure and VirtualBench range from $195 to $495.

      The Company offers HiQ on the Macintosh, Power Macintosh, and recently for Windows 95 and Windows NT as a natural companion to LabVIEW for modeling, data visualization and report generation. HiQ starts at $495 and is also bundled with LabVIEW in a package called LabSuite.

      Two new software products were added to the Company's product offerings in 1996: Lookout and BridgeVIEW. Both products are targeted for the IA market. Lookout is a non-programming solution. BridgeVIEW is based on LabVIEW but with specific functionality for the IA market. Lookout is available for Windows 3.1, Windows 95 and Windows NT starting at $1,795. BridgeVIEW is available for Windows 95 and Windows NT starting at $3,995.

       Hardware/Driver Software

      The Company's hardware and driver software products include GPIB, VXI, DAQ and industrial communications. Although each of these instrumentation types can be used in T&M applications, GPIB and VXI are most widely used. For IA applications, users typically design instrumentation systems using DAQ and industrial communications products, although some GPIB and VXI hardware products are applicable. The Company believes it can deliver significant cost/performance benefits to users and clearly distinguish its products from competitive products by designing proprietary ASICs for use in its hardware products. Software drivers are necessary to link hardware to the operating system and the Company's application software. The high level of integration between the Company's products provides users with the flexibility to mix and match hardware components when developing custom virtual instrumentation systems.


Platform/Operating          GPIB         DAQ         VXI      Ind.Comm.
System
--------------------        ----         ---         ---      ---------
Desktop and Portable
PCs:
  DOS                         x           x           x           x
  Windows 3.x                 x           x           x           x
  Windows 95                  x           x           x           x
  Windows NT                  x           x           x           x
  NEC Windows                 x           x

Macintosh/Power
Macintosh:
  Mac OS                      x           x           x

UNIX Workstations:
  Sun                         x           x           x
  Hewlett-Packard             x

Other:                        x                       x

      GPIB Interfaces/Driver Software. GPIB, also known as the IEEE 488 standard, has existed since 1975 and defines the protocol for transferring data between certain instruments and computers over an industry-standard cable. The computer must be equipped with a GPIB interface board. Driver software controls the board and the transfer of data between the instrument and the computer.

      The Company began selling GPIB products in 1977 and is a leading supplier of GPIB interface boards and driver software. The Company's diverse portfolio of hardware and software products for GPIB instrument control are available for a wide range of desktop computers, workstations and minicomputers. The Company's GPIB product line also includes products for portable computers such as a PCMCIA-GPIB interface card and a product for controlling GPIB instruments using the computer's standard parallel port.

      Portability of GPIB application programs is provided by the Company's NI-488.2 driver software, considered a de facto industry standard. The Company offers networking capabilities through its GPIB products. With these products, users can communicate with and control GPIB instruments from any point on an Ethernet-based TCP/IP network. The Company also offers a variety of GPIB support products, including converters, expanders, extenders, data buffers and GPIB system analyzers as well as cables and other accessories.

      VXI Controllers/Driver Software. VXI is an industry standard high-end instrumentation platform developed in 1987 through an industry consortium to take advantage of the computation and display capabilities of desktop computers and workstations. With VXI, the physical size of multiple instrument systems can be decreased and communication between instruments and computers can be dramatically improved.

      VXI instruments are modular in design and can be inserted into an industry-standard chassis. Unlike GPIB instruments, VXI modules do not have a front panel for manual operation or visual data presentation. Therefore, software is necessary for users to create, define the functionality of and operate VXI instrumentation systems. Today, VXI is being used primarily to supplement or replace high-end GPIB products in T&M applications.

      The Company is a leading supplier of VXI computer controller hardware and the accompanying NI-VXI driver software. The VXl plug-and-play Systems Alliance, an industry group comprised of over 50 VXI instrumentation vendors, including Hewlett-Packard Company, has designated the Company's LabVIEW and LabWindows software as core technologies for developing special drivers used to control VXI instruments.

      DAQ Hardware/Driver Software. DAQ hardware and driver software products are "instruments on a board" that users can combine with sensors, signal conditioning hardware and software to acquire analog data and convert it into a digital format that can be accepted by a computer. The Company believes that DAQ products are typically a lower-cost solution than traditional instrumentation.

      The Company believes that applications suitable for automation with DAQ products are widespread throughout many industries for both T&M and IA applications, and that many systems currently using traditional instrumentation (either manual or computer-controlled) could be displaced by DAQ-based systems. The Company offers a range of DAQ products, including models for digital, analog and timing input-output, and for transferring data directly to a computer's random-access memory. The Company's DAQ products provide a range of price/performance options, and include products for high speed applications such as on-line monitoring and control as well as products designed for long-term recording of slowly changing data such as temperatures. The Company offers DAQ hardware/driver software products for numerous desktop and notebook computers and for the Sun SPARCstation. The Company also offers SCXI (signal conditioning extensions for instrumentation) hardware, which expands the types and quantity of sensors that can be connected to the Company's data acquisition boards.

      Industrial Communications Interfaces. In 1996, the Company began shipping two new industrial automation software products: Lookout and BridgeVIEW. Lookout was obtained through the Company's acquisition of Georgetown Systems Inc. in the second quarter of 1996. Lookout is a man machine interface/supervisory control and data acquisition ("SCADA") software product that requires no programming or script writing. Available in a 16-bit version for Windows 3.1 at the time of the Georgetown acquisition, the Company released later in 1996 a 32-bit version for Windows 95 and Windows NT. Lookout provides a scaleable architecture for applications ranging from simple man machine interfaces to large, sophisticated SCADA applications.

      BridgeVIEW industrial automation software offers a new approach to automation. The graphical programming technology pioneered by the Company's LabVIEW data acquisition and instrumentation software is core to BridgeVIEW. In the automation world, LabVIEW has been used for applications ranging from manufacturing execution systems (MES) in a frame plant to supervisory control of paper machines.

      In mid-1995, the Company began shipping its first interface boards for communicating with serial devices, such as dataloggers and PLCs targeted for IA applications, and benchtop instruments, such as oscilloscopes, targeted for T&M applications. Industrial applications need the same high-quality, easy-to-use hardware and software tools for communicating with industrial devices such as process instrumentation, PLCs, single-loop controllers, and a variety of I/O and DAQ devices. National Instruments offers three hardware and driver software product lines for communication with industrial devices -- Controller Area
Network (CAN), Foundation Fieldbus, and RS-485 and RS-232. The Company's industrial communication products are designed to work with standard serial software drivers, and Windows versions of LabVIEW and LabWindows. Prices begin at $245.

      Customer Training Courses

      The Company offers fee-based training classes and self-paced course kits for its LabVIEW, LabWindows, GPIB, VXI and DAQ products. A LabVIEW introductory instructional video is also available. Prices range from $95 to $1,895, depending on course and location. On-site courses are quoted per customer requests.

Markets and Applications

      The Company's products are used across many industries in a variety of applications from research and development to production testing and industrial control. The Company approaches both the T&M and IA markets with essentially the same products and sales, marketing and customer support strategies.

Customers

      The Company has a broad customer base, with no customer accounting for more than 3% of the Company's sales in 1996, 1995 or 1994.


Marketing

      Through its worldwide marketing efforts, the Company strives to educate engineers and scientists about the benefits of the Company's virtual instrumentation philosophy, products and technology, and to highlight the performance, ease of use and cost advantages of its products. The Company also seeks to present its position as a technological leader among producers of instrumentation software and hardware and to help promulgate industry standards that will benefit users of computer-controlled instrumentation.

      The Company reaches its intended audience through distribution of written and electronic materials and demonstration disks, participation in tradeshows and technical conferences and training and user seminars. An in-house staff develops the advertising and publicity materials that the Company uses worldwide. The primary marketing/sales tool is the Company's catalog, published annually and distributed worldwide. The 1997 catalog is over 600 pages, and includes hundreds of products, with detailed tutorial information that educates readers about the Company's integrated product architecture and virtual instrumentation concept. Short-form versions of the catalog are typically also available in languages of major international markets, including English (anglicized), French, German, Spanish and Japanese. Product and technical information regarding the Company is also provided through the Company's World Wide Web site on the Internet and through interactive CD-ROM.

      The Company also uses its quarterly Instrumentation Newsletter to educate current and prospective customers about its products and technologies. In its eighth year of publication, the 24-page newsletter includes new product information, feature articles that educate readers about new instrumentation technology, user solution case studies of real-world applications, product news from Alliance Program members and key customers, and event and customer education schedules. In 1996, the Company launched its AutomationVIEW Newsletter targeted at IA prospects and customers.

      The Company actively markets its products in higher education environments, and identifies many colleges, universities and trade and technical schools as key accounts. The Company offers special academic pricing and products to enable universities to utilize Company products in their laboratories. The Company believes its prominence in the higher education area can contribute to its future success because students gain experience using the Company's products before they enter the work force.

Sales and Distribution

      The Company distributes its software and hardware products through a direct sales organization, independent distributors, OEMs, VARs, system integrators and consultants. As of December 31, 1996, the Company had 42 sales offices in the United States, 29 sales offices outside the United States and more than 25 distributors worldwide. International sales accounted for approximately 43%, 44% and 39% of the Company's revenues in 1996, 1995 and 1994 respectively. The Company expects that a significant portion of its total revenues will continue to be derived from international sales. See Note 12 of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of the Company's net sales, operating income and identifiable assets.

      Through all of its sales channels, the Company seeks to approach potential customers with a highly technical sales force. The Company believes that the majority of sales are made directly to those persons within an organization who actually use the Company's products to integrate their own systems. The Company identifies and targets major end-user accounts as those having a large number of actual or potential end users, and believes that it achieves a high level of repeat customer sales. The Company targets major accounts with a variety of targeted sales and marketing campaigns such as seminars, user groups, newsletters and direct mail.

      Direct Sales

      The Company directly markets and sells its products in the United States, Canada and many European and Asia/Pacific countries. As of December 31, 1996, the Company had 42 sales offices located in the United States and 29 direct international sales offices located in Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, Hong Kong, Israel, Italy, Japan, Mexico, the Netherlands, Norway, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. Many of the Company's international sales offices employ application engineering technical support specialists as well as sales, marketing and administrative personnel.

      The Company's international sales are subject to inherent risks, including fluctuations in local economies; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. The Company's sales outside of North America are denominated in local currencies, and accordingly, the Company is subject to the risks associated with fluctuations in currency rates. In particular, increases in the value of the dollar against foreign currencies decrease the dollar value of foreign sales requiring the Company either to increase its price in the local currency, which could render the Company's product prices noncompetitive, or to suffer reduced revenues and gross margins as measured in US dollars. These dynamics have adversely affected revenue growth in international markets in 1996, and they could continue to do so. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 11 of Notes to Consolidated Financial Statements.

      Distributors

      The Company utilizes distributors primarily to market its products in geographic areas not served by the Company's direct sales organization. As of December 31, 1996, the Company had distributors located in more than 25 countries.

      OEMs

      The Company utilizes OEMs such as traditional instrument manufacturers who offer integrated systems and/or services to their customer bases. The Company approaches OEM accounts with its standard product lines and offers quantity discounts based on volume commitments and technical support capabilities and requirements. The Company also promotes its sales and marketing capabilities to its OEMs by providing specialized product training, documentation, packaging and part numbers to simplify ordering, flexible shipping and warranty repair options and joint promotion.

      VARs, System Integrators and Consultants

       The Company has relationships with third-party VARs, system integrators and consultants who offer add-on products and system integration services. These third-party developers expand the Company's market and sales opportunities by adding value to the Company's standard products, making them suitable for vertical market applications such as manufacturing automation or image processing and analysis. The Company maintains a formal third-party sales/marketing/training program, called the Alliance Program, which it uses to work with many of the VARs, system integrators and consultants. Applicants must be sponsored for membership by a Company sales engineer, pass qualification criteria and pay a nominal annual membership fee. As of December 31, 1996, the Company's Alliance Program had over 400 members. The Company publishes directories of third-party Alliance Program member products and services for use by its sales force and its end users to locate additional products and/or services compatible with the Company's products. The Company makes available to qualified third-parties the opportunity to participate in joint marketing and sales programs, such as trade shows, customer sales events and the Instrumentation Newsletter.

Customer Support

      The Company believes the ability to provide comprehensive service and support to its customers is an important factor in its business. The Company permits customers to return products within 30 days from receipt for a refund of the purchase price less a restocking charge, and generally provides a one-year warranty on hardware products and a 90-day warranty on software (medium only). Historically, warranty costs have not been material. Some of the key elements of the Company's service and support strategy include:

      Customer Technical Support

      The Company maintains a large staff of application engineers at its corporate facility, all of whom are highly qualified technical professionals. Application engineers are also assigned to the Company's major international offices. These application engineers provide customer support by telephone, fax, electronic mail and world-wide web forums, and electronic bulletin boards, and are trained in both instrumentation and computer technology.

      Upgrades

      The Company typically offers programs in which existing customers can upgrade to the latest Company products at a reduced cost. Application software customers have the option of purchasing a one-year renewable maintenance and support program, which entitles them to new software releases for no additional charge and priority access to the Company's technical support hotline.

      Customer Education

      The Company offers a variety of fee-based training classes ranging in scope from basic and introductory courses for new users to advanced courses for experienced users. The Company has also added self-paced course kits and a LabVIEW introductory training video to its educational product offerings.

Competition

      The markets in which the Company operates are characterized by intense competition from numerous competitors, and the Company expects to face further competition from new market entrants in the future. A key competitor is
Hewlett-Packard Company ("HP"), which has been the leading supplier of traditional instrumentation solutions for decades. The Company believes HP is the dominant supplier of GPIB and VXI-compatible instruments and systems in the T&M market. HP is also a leading supplier of equipment used in data acquisition and control applications. Although HP offers its own line of proprietary instrument controllers, HP also offers hardware and software add-on products for third-party desktop computers and workstations that directly compete with the Company's virtual instrumentation products. HP is aggressively advertising and marketing its products and system integration services. Because of HP's dominance in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse affect on the Company. The Company also faces competition from a variety of other competitors.

      Certain  of  the  Company's   competitors  have  substantial   competitive
advantages in terms of breadth of technology, sales, marketing and support capability and resources, including the number of sales and technical personnel and their ability to cover a geographic area and/or particular account more extensively and with more complete solutions than the Company can offer, and more extensive warranty support, system integration and service capabilities than those of the Company. In addition, large competitors can often enter into strategic alliances with key customers or target accounts of the Company, which can potentially have a negative impact on the Company's success with those accounts.

      The Company believes its ability to compete successfully depends on a number of factors both within and outside its control, including: product pricing, quality and performance; success in developing new products; adequate manufacturing capacity and supply of components and materials; efficiency of manufacturing operations; effectiveness of sales and marketing resources and strategies; strategic relationships with other suppliers; timing of new product introductions by the Company and its competitors; protection of the Company's products by effective use of intellectual property laws; general market and economic conditions; and events related to weather and government actions throughout the world. There can be no assurance that the Company will be able to compete successfully in the future.

      The Company is continually designing new and improved products to maintain its competitive position. Because of the rapidly changing computer technology for which many of the Company's products are designed, the Company believes that its future success will depend in part on its ability to continue to improve its products and technologies. In the past, certain competitors have cloned some of the Company's hardware products at much lower prices, and promoted these hardware products as being capable of running the Company's software. The Company has responded to this tactic in the past by releasing new and improved versions of its products designed around proprietary ASICs that have improved performance and functionality in an effort to surpass the competition.

Research and Development

      The Company believes that its long-term growth and success depends, in part, on delivering high quality software and hardware products on a timely basis. The Company intends to focus its research and development efforts on enhancing existing products and developing new products that incorporate appropriate features and functionality to be competitive with respect to technology and price/performance.

      The Company's research and development staff strives to build quality into products at the design stage in an effort to reduce overall development and manufacturing costs. The Company's research and development staff also designs proprietary ASICs, many of which are designed for use in several products. The goal of the ASIC design program is to further differentiate the Company's products from competing products, to improve manufacturability and to reduce costs. The Company seeks to reduce the time to market for new and enhanced products by sharing its internally developed hardware and software components across multiple products.

      In the past, the Company has experienced significant delays in the introduction of new products. The Company's strategy of developing products based primarily on third parties' operating environments is substantially dependent on the Company's ability to gain pre-release access to, and to develop expertise in, current and future product developments of such companies. There can be no assurance that the Company will continue to receive such pre-release access from any of these companies, or, even with such access, that the Company will be able to develop products on a timely basis that are compatible with future releases.

      The Company has implemented certain programs, including pre-release bug analysis measures and enhanced project tracking efforts, in order to improve the product development process and to permit more accurate product development scheduling. Nonetheless, there can be no assurance that the Company's research and development efforts will not encounter delays or other difficulties, that development efforts will result in commercially successful products, or that the Company's products will not be rendered obsolete by changing technology or new product announcements by other companies.

      As of December 31, 1996, the Company employed 279 people in product research and development. The Company's research and development expenses were $24.4 million, $20.0 million and $15.2 million for 1996, 1995 and 1994, respectively.

Intellectual Property

      The Company relies on a combination of patent, trade secret, copyright and trademark law, contracts and technical measures to establish and protect its proprietary rights in its products. The Company believes that legal protection through means such as the patent and copyright laws will be less influential on the Company's ability to compete than such factors as the creativity of its development staff, its ability to expand its market share, develop new markets and serve its customers.

      As of December 31, 1996, the Company held 19 United States patents and 9 patents in foreign countries, and had 61 patent applications pending in the United States and foreign countries. The Company's patents expire from 2007 to 2014. Ten of such United States patents are software patents related to LabVIEW, and cover fundamental aspects of the graphical programming approach used in LabVIEW. No assurance can be given that the Company's pending patent applications will result in the issuance of patents. The Company also owns certain registered trademarks in the United States and abroad.

      Although the Company relies to some extent on trade secret protection for much of its technology, and regularly obtains confidentiality agreements with key customers who wish to know more about the Company's product development philosophy and/or future directions, there can be no assurance that third parties will not either independently develop the same or similar technology, obtain unauthorized access to the Company's proprietary technology or misuse the technology to which the Company has granted access.

      The laws of certain foreign countries treat the protection of proprietary rights of the Company in its products differently from those in the United States, and in many cases the protection afforded by such foreign laws is not as strong as in the United States. The Company believes that its products and their use do not infringe the proprietary rights of third parties. There can be no assurance, however, that infringement claims will not successfully be made.

Manufacturing and Suppliers

      The Company manufactures its products at its facilities in Austin, Texas. Product manufacturing operations at the Company can be divided into four areas: electronic circuit card and module assembly; cable assembly; technical manuals and product support documentation; and software duplication. The Company manufactures  most  of  the  electronic  circuit  card  assemblies  and  modules in-house, although subcontractors are used from time to time. The Company manufactures some of its electronic cable assemblies in-house, but many assemblies are produced by subcontractors. The Company primarily subcontracts its software duplication and packaging functions. Reliance on contract manufacturers entails risks of quality problems, less control of product pricing, and potential unavailability of or delays in delivery of products, any of which could have a material adverse effect on the Company's results of operations. There can be no assurance that the Company, together with its third-party manufacturers, will be able to produce sufficient quantities of the Company's products in a timely manner.

      The marketplace dictates that many of the Company's products be shipped very quickly after an order is received. Since purchased component and manufacturing lead times are typically much longer than the short order fulfillment time, the Company is required to keep adequate amounts of finished goods inventory and must use an accurate system for forecasting demand for those products in its production planning operations. Fluctuations in demand for the Company's products typically result from month-to-month variations in the quantity and mix of products and from normal, seasonal variations. A variety of circumstances, including inaccurate forecasts of customer demand, poor availability of purchased components, supplier quality problems, production equipment problems, carrier strikes or damage to products in manufacturing operations, could create a buildup of excess finished goods on the one hand or an inability to timely deliver product on the other. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Engineering refinements to the Company's new hardware and software products are fairly common. These changes can result in the disruption of the manufacturing operation and concurrent delays in delivery dates. Finished goods inventory at the Company's international branches typically has a short shelf life due to engineering changes and product upgrades initiated by the Company's product development operation, and, if managed incorrectly, can result in significant quantities of obsolete inventory. This relatively short shelf life, and the resulting requirement to properly manage the quantity of inventory to meet customer demand while minimizing inventory obsolescence, has been and continues to be a challenge to the Company and its branch offices. During 1996, the Company completed implementation of a European centralized inventory plan to address this issue at the European branch offices. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The Company obtains most of its electronic components from suppliers located principally in the United States and Asia. Some of the components purchased by the Company, including ASICs, are sole-sourced. Any disruption of the Company's supply of sole or limited source components, whether resulting from quality, production or delivery problems, could adversely affect the Company's ability to manufacture its products, which could in turn adversely affect the Company's business and results of operations.

Backlog

      The Company typically ships products shortly following the receipt of an order. Accordingly, the Company does not view backlog data as an indicator of future sales.

Employees

      As of December 31, 1996, the Company had 1,142 full-time employees, including 279 in research and development, 519 in sales and marketing and customer support, 195 in manufacturing and 149 in administration and finance. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage. The Company considers its employee relations to be good.

ITEM 2.     PROPERTIES

      The Company's principal administrative and sales and marketing activities are conducted at a Company-owned 136,000 square foot building in Austin, Texas. The Company also leases approximately 27,700 square feet of office space also located in Austin, Texas to house additional research and development and marketing personnel.

      The Company owns 69 acres of land in north Austin, Texas, at which its manufacturing, research and development, and certain other operations are conducted in a 140,000 square foot facility. The Company is currently in the process of designing and developing an office building to be located next to the manufacturing facility, on which construction is planned to begin in 1997. In addition, the Company presently plans to construct other buildings at this site and to move the balance of its Austin-based operations to this new site.

      As of December 31, 1996, the Company also maintained a number of sales and support offices in the United States and overseas. The Company believes existing field sales and support facilities are adequate to meet its current requirements. The Company plans to continue to expand its field sales and support facilities worldwide where appropriate to further penetrate existing and new market opportunities. The Company believes that suitable additional or substitute space will be available as in the foreseeable future in the United States.

ITEM 3.     LEGAL PROCEEDINGS

            Not Applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The information required by this Item is incorporated by reference to the Company's Proxy Statement.

                                     PART II



ITEM 5.     MARKET FOR THE REGISTRANT'S  COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS


      The Company's Common Stock, $0.01 par value, began trading on the Nasdaq National Market System under the symbol NATI effective March 13, 1995. Prior to that date, there was no public market for the Common Stock. The following table sets forth for the periods indicated the high and low closing prices for the Common Stock, as reported by Nasdaq:

                                                            High       Low
                  1996
      First Quarter 1996                                    21 1/2     17
      Second Quarter 1996                                   24 1/2     20 3/4
      Third Quarter 1996                                    29 1/4     21 1/4
      Fourth Quarter 1996                                   32         26 1/2

                  1995
      First Quarter 1995 (from March 13, 1995)              22 3/4     14 1/2
      Second Quarter 1995                                   21 1/8     17
      Third Quarter 1995                                    22         17 1/2
      Fourth Quarter 1995                                   20 1/4     18



      As of March 3, 1997, there were 568 holders of record of the Common Stock and approximately 2,700 shareholders of beneficial interest.

      The Company believes factors such as quarterly fluctuations in results of operations, announcements by the Company or its competitors, technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimates by analysts may cause the market price of the Common Stock to fluctuate, perhaps substantially. In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to their operating results. These broad market and industry fluctuations may adversely affect the market price of the Company's Common Stock.

      To date, the Company has not paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain any available funds to finance the growth and operation of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial data should be read in conjunction with the consolidated financial statements, including the Notes to Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                           Years Ended December 31,
                               -------------------------------------------------
                                1996      1995      1994       1993       1992
                               --------  --------  -------   ---------   -------
                                       (in thousands, except per share data)
Statements of Income Data:
Net sales:..............
  North America.........    $  114,382 $  93,001 $  77,333 $   65,190  $ 51,340
  Europe................        58,108    51,145    38,505     31,631    25,732
  Asia Pacific..........        28,225    20,673    11,165      8,707     5,754
                               --------  --------  --------  ---------   -------
  Consolidated net sales       200,715   164,819   127,003    105,528    82,826

Cost of sales...........        49,755    39,525    30,627     25,526    20,586
                               --------  --------  --------  ---------   -------
  Gross profit..........       150,960   125,294    96,376     80,002    62,240
                               --------  --------  --------  ---------   -------

Operating expenses:
  Sales and marketing...        72,067    63,733    49,957     41,571    38,998
  Research and development      24,387    19,991    15,163     11,761    10,725
  General and administrative    17,129    15,071    11,414      9,370     6,938
                               --------  --------  --------  ---------   -------
  Total operating expenses     113,583    98,795    76,534     62,702    56,661
                               --------  --------  --------  ---------   -------

  Operating income......        37,377    26,499    19,842     17,300     5,579

Other income (expense):
  Interest income.......         2,405     1,635       240        23          7
  Interest expense......          (844)     (875)     (542)     (681)      (805)
  Foreign exchange (loss)
   gain, net.............         (899)      150     1,556      (785)       (51)
                               --------  --------  --------  ---------   -------
  Income before income
    taxes.............          38,039    27,409    21,096     15,857     4,730

Provision for income taxes      12,553     9,986     8,129      5,782     2,395
                               --------  --------  --------  ---------   -------

  Net income............    $   25,486 $  17,423 $  12,967 $   10,075  $  2,335
                               ========  ========  ========  =========   =======

Earnings per share......    $     1.16 $    0.83 $    0.71 $     0.55  $   0.13
                               ========  ========  =========   =======  ========
Weighted average shares
 outstanding.............       21,962    20,949    18,322     18,289    18,270
                               ========  ========  ========  =========   =======

                                                 December 31,
                               -------------------------------------------------
                                1996      1995       1994      1993      1992
                               --------  --------   -------  ---------  --------
                                               (in thousands)
Balance Sheet Data:
Cash and cash equivalents      $30,211   $12,016   $ 7,526   $  4,443  $  1,280
Short-term investments..        48,956    37,765       ---        ---       ---
Working capital.........        99,294    74,546    26,869     20,016     9,022
Total assets............       169,225   137,102    70,751     51,275    41,212
Long-term debt, net of
current portion .......          9,175    11,603     9,083      9,137     5,850
Total stockholders' equity     126,953    98,736    40,474     27,379    17,019

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The discussion in this document contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements throughout this document as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the risk factors set forth below in Factors Affecting the Company's Business, in the financial line item discussions below and elsewhere in this document.

Overview

      National Instruments Corporation engages in the design, development, manufacture and marketing of instrumentation software and specialty interface cards for general commercial, industrial and scientific applications. The Company offers hundreds of products used to create virtual instrumentation systems. The Company has identified two major markets for its products: test and measurement and industrial automation. The Company's products may be used in either environment, and consequently, specific application of the Company's products is determined by the end-customer and often is not known to the Company at the time of sale. The Company approaches both markets equally with essentially the same products which are used in a variety of applications from research and development to production testing and industrial control. The Company sells to a large number of customers in a wide variety of industries. No single customer accounted for more than 3% of the Company's sales in 1996, 1995 or 1994.

      The Company's revenues have grown every year since 1977 and the Company has been profitable in every year since 1990. There can be no assurance that the Company's net sales will continue to grow or that the Company will remain profitable in future periods. As a result, the Company believes historical results of operations should not be relied upon as indications of future performance.

Results of Operations

      The following table sets forth, for the periods indicated,  the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
consolidated statements of income:

                                           Years Ended December 31,
                                    ---------------------------------------
                                       1996         1995           1994
                                    -----------  ------------   -----------
Net Sales
  North America.................         57.0%        56.4%          60.9%
  Europe........................         29.0         31.1           30.3
  Asia Pacific..................         14.0         12.5            8.8
                                    -----------  ------------   -----------
  Consolidated net sales........        100.0        100.0          100.0
Cost of sales...................         24.8         24.0           24.1
                                    -----------  ------------   -----------
  Gross profit..................         75.2         76.0           75.9
Operating expenses:
  Sales and marketing...........         35.9         38.7           39.3
  Research and development......         12.2         12.1           12.0
  General and administrative....          8.5          9.1            9.0
                                    -----------  ------------   -----------
    Total operating expenses....         56.6         59.9           60.3
                                    -----------  ------------   -----------
    Operating income............         18.6         16.1           15.6
Other income (expense):
  Interest income ..............          1.2          1.0            0.2
  Interest expense..............         (0.4)        (0.5)          (0.4)
  Foreign exchange (loss) gain, net      (0.4)         0.1            1.2
                                    -----------  ------------   -----------
  Income before income taxes....         19.0         16.7           16.6
Provision for income taxes......          6.3          6.1            6.4
                                    -----------  ------------   -----------

   Net income...................         12.7%        10.6%          10.2%
                                    ===========  ============  ===========

      Net Sales. In 1996, a continued increase in demand for the Company's products generated a 23% increase over 1995 in net sales which follows a 30% increase from 1994 to 1995. This year marks the thirteenth consecutive year of annual sales growth exceeding 20%. The increase in sales in these periods is primarily attributable to the introduction of new and upgraded products in each period, increased market acceptance of the Company's products, and an expanded customer base. The relatively higher rate of growth in 1995 was primarily attributable to significant investments which the Company made in its international sales and marketing operations during 1994 and 1995 including the opening of five Asia Pacific sales offices as well as increasing localized products for international markets.

      North American revenue was $114 million in 1996, an increase of 23% from 1995, following a 20% increase in 1995 over 1994. European revenue was $58 million, an increase of 14% over 1995, following a 33% increase in 1995 from 1994. Asia Pacific revenue grew 37% to $28 million, following an 85% increase in 1995 over 1994 levels. International sales (sales to customers outside of North America) accounted for 43%, 44% and 39% of the Company's consolidated net sales for 1996, 1995 and 1994, respectively. The decline in European sales growth in early 1996, experienced by many other technology companies during the past year, which resulted in a 2% decrease in sales in the first quarter of 1996 is attributable primarily to the generally weak state of the European economy and to the delayed release of certain localized products. European sales improved in the later half of 1996 with 21% sales growth in the fourth quarter resulting in 14% growth for the year ended December 31, 1996. The growth in the Asia Pacific region is driven by increased customer acceptance of localized products and support, particularly in Japan, and the opening of direct sales offices in Singapore, South Korea and Taiwan in late 1994 and in Hong Kong in early 1995. The Company intends to continue to expand its international operations by increasing market presence in existing markets, completing the implementation of a Japanese and centralized European information system, and continuing to use distributors to sell its products in countries in which the sales volume does not justify direct sales activities. The Company anticipates sales outside of North America to continue to represent a significant and possibly increasing portion of its revenues.

      The Company's international sales are subject to inherent risks, including fluctuations in local economies; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. The Company's sales outside of North America are denominated in local currencies, and accordingly, the Company is subject to the risks associated with fluctuations in currency rates. In particular, increases in the value of the dollar against foreign currencies decrease the dollar value of foreign sales requiring the Company either to increase its price in the local currency, which could render the Company's product prices noncompetitive, or to suffer reduced revenues and gross margins as measured in U.S. dollars. These dynamics have adversely affected revenue growth in international markets in 1996, and they could continue to do so. The Company has a hedging program which reduces the effect of exchange rate fluctuations but does not eliminate all of the Company's foreign exchange risks. See "Foreign Exchange Gain/Loss" below and Note 11 of Notes to Consolidated Financial Statements.

      Sales made by the Company's direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the weighted average value of the U.S. dollar. This weighted average is calculated as the percentage change in the value of the currency relative to the dollar, multiplied by the proportion of international sales recorded in the particular currency. Between 1995 and 1996 this weighted average value of the U.S. dollar increased by 2%, causing an equivalent decrease in the U.S. dollar value of the Company's foreign currency sales and expenses. If the weighted average value during 1996 had been the same as that in 1995, the Company's consolidated net sales for 1996 would have been $205 million representing an increase of $5 million or 2.5% of consolidated net sales which represents 24% consolidated sales growth. If the weighted average value during 1996 and 1995 had been the same as that in 1994, the comparable sales growth factors would have been 24% growth in 1996 over 1995 and 25% growth in 1995 over 1994. Since most of the Company's international operating expenses are also incurred in local currencies the change in exchange rates has a corresponding effect on operating expenses. As of February 28, 1997, the weighted average value of the currencies in which the Company operates a direct sales office versus the U.S. dollar has increased by 6.8% from December 31, 1996. The preceding proforma amounts and percentages are presented for comparison purposes and are not a reflection of actual results. If the current trend in exchange rates continues throughout 1997, it will have the effect of lowering the U.S. dollar equivalent of international sales and operating expenses.

       Gross Profit. As a percentage of sales, gross profit represented 75.2%, 76.0% and 75.9% in 1996, 1995 and 1994, respectively. The relatively high software content of the Company's products is demonstrated in the gross margins achieved by the Company. The relatively lower margin in 1996 is a result of the foreign exchange effect on sales during 1996, as discussed above, and increased costs from the outsourcing of software duplication to a third-party vendor during the first three quarters of 1996. There can be no assurance that the Company will maintain the historical margin.

      The marketplace for the Company's products dictates that many of the Company's products be shipped very quickly after an order is received. As a result, the Company is required to maintain significant inventories. Therefore, inventory obsolescence is a risk for the Company due to frequent engineering changes, shifting customer demand, the emergence of new industry standards and rapid technological advances including the introduction by the Company or its competitors of products embodying new technology. While the Company maintains valuation allowances for excess and obsolete inventory and management continues to monitor the adequacy of such valuation allowances, there can be no assurance that such valuation allowances will be sufficient.

      The Company believes its current manufacturing capacity is more than adequate to meet current needs. In addition, the Company completed centralization of its European inventory at a third-party warehouse in Amsterdam during 1996 and is already seeing improvements in its inventory management in the European region. During 1997, the Company expects to transition its Japanese operations to a new inventory management system in conjunction with the new information system being implemented. There can be no assurance that the inventory management improvements will continue, that the Company will not experience order processing or product shipment delays in connection with this transition, or that anticipated benefits will actually occur.

      Sales and Marketing. Sales and marketing expense in 1996 increased 13% from 1995, which followed an increase of 28% in 1995 from 1994. The increase in these expenses in absolute amounts during 1996 and 1995 is primarily attributable to programs to increase the Company's international presence in both the European and Asia Pacific markets and increases in sales and marketing personnel both internationally and in North America. Sales and marketing expense as a percentage of revenue declined to 35.9% of revenue during 1996, following a decline in 1995 to 38.7% from 39.3% in 1994. The Company continues to benefit from reduced promotional costs as a result of converting to more electronic media such as the Company's interactive CD-ROM application, InstrupediaTM, more cost-effective demonstration disks and the use of the InstrumentationWeb, the Company's World Wide Web server accessed through the Internet.

      The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on initial marketing and advertising campaign costs associated with major new product releases, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

      Research and Development. Research and development expense as reported in 1996 increased 22% compared to 1995. When adjusted for the acquisition of Georgetown Systems, Inc. ("GSI") and another software acquisition during 1996, which is discussed below, research and development expense grew 14% in 1996, following a 32% increase in 1995 over 1994. The increase in research and development expenditures (excluding the GSI acquisition costs in 1996) in absolute amounts in each period was primarily due to the hiring of additional product development engineers. The decline in research and development expense as a percentage of revenue is due to increased capitalization of software development costs as discussed below. The Company believes that a significant investment in research and development is required to remain competitive.

      The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86. The Company amortizes such costs over the related product's estimated economic life, generally three years, beginning when a product becomes available for general release. Amortization expense totaled $2.1 million, $1.2 million, and $945,000 during 1996, 1995 and 1994, respectively. The increase in amortization expense is due primarily to amortization of development costs capitalized as a result of the GSI and imaging acquisition software purchases. Software development costs capitalized during such years were $3.0 million, $793,000 and $1.1 million, respectively. The significant items capitalized in 1996 include BridgeVIEW, LabVIEW 4.0 and purchased software development costs. The levels of capitalization in prior years are primarily a result of completing significant upgrade projects for LabVIEW and LabWindows/CVI.

      General and Administrative. General and administrative expense increased 14% from 1995, which followed an increase of 32% in 1995 from 1994. The increased spending in absolute dollars in 1996 was primarily due to the increased sales volume and the related supporting activities and also due to the costs of supporting the Company's worldwide management information system in North America and Europe. The increased spending in absolute dollars from 1994 to 1995 was attributable to expenses incurred in North America relating to upgrading the Company's management information systems, the costs associated with opening the new Asia Pacific sales offices, and the increased spending associated with the centralization of the Company's European warehouse and administrative operations. General and administrative expense as a percentage of revenue declined to 8.5% of revenue during 1996. This decline is attributable to the efficiencies in North America and Europe achieved primarily as a result of the implementation of the new management information system. The Company expects that general and administrative expense in future periods will increase in absolute amounts and will fluctuate as a percentage of net sales.

      Interest Income and Expense. Interest income in 1996 increased 47% from 1995, which followed an increase of 581% in 1995 from 1994 due to the income from the investment of proceeds from the Company's issuance of common stock under an initial public offering in March 1995. During 1996, interest income continued to increase as a result of a full year of invested proceeds and also due to the investment of cash generated from operations. Interest expense decreased 4% from 1995, which followed an increase of 61% in 1995 from 1994. Interest expense represents less than one percent of net sales and fluctuates as a result of bank borrowings and interest terms thereon. The large increase in interest expense from 1994 to 1995 is due to increased bank borrowings for the manufacturing facility completed in 1995.

      Foreign Exchange Gain/Loss. The Company experienced net foreign exchange losses of $899,000 during 1996, compared to gains of $150,000 and $1.6 million in 1995 and 1994, respectively. These results are attributable to movements between the U.S. dollar and the local currencies in countries in which the Company's sales subsidiaries are located. The Company recognizes the local currency as the functional currency of its international subsidiaries. The loss in 1996 is primarily attributable to the strengthening of the U.S. dollar against the Japanese yen and correlates to the 1994 gain when the yen appreciated dramatically against the dollar.

      The Company utilizes foreign currency forward exchange contracts against a majority of its intercompany and certain European third-party foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. The Company's hedging activities only partially address its risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. If the strengthening of the U.S. dollar that occurred throughout 1996 continues in 1997, the Company will continue to experience significant foreign exchange losses due to the foreign exchange risks that are not addressed by the Company's hedging strategy.

      The Company typically limits the duration of its foreign exchange contracts to 90 days and does not currently hedge anticipated transactions. The Company does not currently invest in contracts for speculative purposes nor does it intend to do so in the foreseeable future. See Note 11 of Notes to Consolidated Financial Statements for a description of the Company's forward contracts and hedged positions.

     Provision for Income Taxes. The provision for income taxes reflects an effective tax rate of 33%, 36% and 39% in 1996, 1995 and 1994, respectively. The decrease in the effective tax rate for 1996 resulted from a change in the mix of income among taxing jurisdictions and utilization of tax credits for taxes paid in higher tax rate jurisdictions. The decrease from 1994 to 1995 resulted from income tax benefits attributable to the Company's foreign sales corporation, utilization of foreign net operating loss carryforwards and higher nontaxable interest income.

      At December 31, 1996, five of the Company's subsidiaries had available, for income tax purposes, foreign net operating loss carryforwards of approximately $963,000, of which $618,000 expire between 1999 and 2005. The remaining $345,000 of loss carryforwards may be carried forward indefinitely to offset future taxable income in the related tax jurisdictions.

Liquidity and Capital Resources

      The Company is currently financing its operations and capital expenditures through cash flow from operations. Historically, the Company also financed its capital expenditures, such as the new manufacturing facility constructed in 1995, through borrowings from financial institutions. At December 31, 1996, the Company had working capital of approximately $99 million compared to $75 million at December 31, 1995. The increase in working capital is reflected in the increase of cash and cash equivalents of $18 million from December 31, 1995 to December 31, 1996, because of cash flow generated from operating activities.

      Accounts receivable increased to $33 million at December 31, 1996 from $29 million at December 31, 1995, as a result of higher sales levels. Receivable days outstanding of 57 days at December 31, 1996 represent an improvement over 59 days outstanding at December 31, 1995. Consolidated inventory balances have decreased to $12 million at December 31, 1996 from $15 million at December 31, 1995. Inventory turns of 3.7 per year represent an improvement over turns of 2.7 per year at December 31, 1995 and indicate the Company's improvements in inventory management occurring at the manufacturing facility in Austin, Texas as well as at the centralized European warehouse in Amsterdam.

      Cash used for investing activities in 1996 includes $6.8 million for the purchase of property and equipment, capitalization of software development costs of $1.6 million, net short-term investment purchases of $11 million and acquisition costs of $1.2 million for the purchases of GSI and the imaging acquisition software technology. The Company is currently in the process of designing and developing an office building to be located next to its manufacturing facility in Austin, Texas. It is currently anticipated that a significant portion of the construction costs will be paid out of the Company's existing working capital with the remaining costs being funded through credit from the Company's current financial institutions. The Company estimates the total cost for the new building, including furniture, fixtures and equipment, will range from $30 million to $35 million with approximately $27 million expected to be incurred during 1997 and the remainder in early 1998. The Company has entered into firm commitments of approximately $2.5 million for building design and site development costs. The Company is not committed to spend the remaining amounts and the actual level of spending may vary depending on a variety of factors including site development issues, progress of the Company's third-party contractors and availability of resources.

   The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances, internally generated funds, and financing arrangements with its current financial institutions. The Company has a $31.7 million credit agreement with NationsBank of Texas, N.A. which consists of (i) an $8.0 million revolving line of credit,
(ii) a $7.5 million line of credit for new equipment purchases, (iii) a $3.9 million loan to finance equipment purchased prior to 1993, (iv) a $3.8 million loan to finance the Company's Millenium office building located in Austin, Texas and (v) an $8.5 million loan to finance the recently completed manufacturing facility. As of December 31, 1996, the Company had no outstanding balances under the revolving and new equipment lines of credit, $488,000, $3.3 million and $6.8 million, under such other credit facilities, respectively. Subsequent to December 31, 1996 the Company paid off the equipment loan and Millenium loan which leaves only the manufacturing facility loan outstanding. The revolving line of credit expires on June 30, 1998 and the equipment line of credit is available for draws until June 30, 1997. The Company's credit agreements contain certain financial covenants and restrictions as to various matters, including the bank's prior approval of significant mergers and acquisitions. Borrowings under the line of credit are collateralized by substantially all of the Company's assets. See Note 6 of Notes to Consolidated Financial Statements for additional information regarding the Company's borrowing activity.

      The Company believes that the cash flow from operations, if any, existing cash balances and short-term investments and credit available under the Company's existing credit facilities, will be sufficient to meet its cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth.

Factors Affecting the Company's Business

      Fluctuations in Quarterly Results. The Company's quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including: changes in the mix of products sold; the availability and pricing of components from third parties (especially sole sources); the timing of orders; level of pricing of international sales; fluctuations in foreign currency exchange rates; the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales; and changes in pricing policies by the Company, its competitors or suppliers. As has occurred in the past and as may be expected to occur in the future, new software products of the Company or new operating systems of third parties on which the Company's products are based, often contain bugs or errors that can result in reduced sales and/or cause the Company's support costs to increase, having a material adverse impact on the Company's operating results. In addition, the Company serves a number of industries such as semiconductors, telecommunications, aerospace, defense and automotive which are cyclical in nature. Downturns in these industries could have a material adverse effect on the Company's operating results.

      In recent years, the Company's revenues have been characterized by seasonality, with revenues typically being relatively constant in the first, second and third quarters, growing in the fourth quarter and being relatively flat or declining from the fourth quarter of the year to the first quarter of the following year. If this historical pattern continues, revenues for the first quarter of 1997 would not exceed revenues from the fourth quarter of 1996. The Company's results of operations may be adversely affected by lower sales levels in Europe which typically occur during the summer months. The Company believes the seasonality of its revenue results from the international mix of its revenue and the variability of the budgeting and purchasing cycles of its customers throughout each international region.

      New  Product  Introductions  and  Market  Acceptance.  The  market for the
Company's products is characterized by rapid technological change, evolving industry standards, changes in customer needs and frequent new product introductions, and is therefore highly dependent upon timely product innovation. The Company's success is dependent in part on its ability to successfully develop and introduce new and enhanced products on a timely basis to replace declining revenues from older products, and on increasing penetration in international markets. In the past, the Company has experienced significant delays between the announcement and the commercial availability of new products. Any significant delay in releasing new products could have a material adverse effect on the ultimate success of a product and other related products and could impede continued sales of predecessor products, any of which could have a material adverse effect on the Company's operating results. There can be no assurance that the Company will be able to introduce new products on a timely basis, that new products will achieve market acceptance or that any such acceptance will be sustained for any significant period. Failure of new products to achieve or sustain market acceptance could have a material adverse effect on the Company's operating results. Moreover, there can be no assurance that the Company's efforts to increase international market penetration will be successful.

      Operation in Intensely Competitive Markets. The markets in which the Company operates are characterized by intense competition from numerous competitors, and the Company expects to face further competition from new market entrants in the future. A key competitor is Hewlett-Packard Company ("HP"), which has been the leading supplier of traditional instrumentation solutions for decades. Although HP offers its own line of proprietary instrument controllers, HP also offers hardware and software add-on products for third-party desktop computers and workstations that provide solutions that directly compete with the Company's virtual instrumentation products. HP is aggressively advertising and marketing products that are competitive with the Company's products. Because of HP's dominance in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse effect on the Company's operating results.

      The Company believes its ability to compete successfully depends on a number of factors both within and outside its control, including: new product introductions by competitors; product pricing; quality and performance; success in developing new products; adequate manufacturing capacity and supply of components and materials; efficiency of manufacturing operations; effectiveness of sales and marketing resources and strategies; strategic relationships with other suppliers; timing of new product introductions by the Company; protection of the Company's products by effective use of intellectual property laws; general market and economic conditions; and government actions throughout the world. There can be no assurance that the Company will be able to compete successfully in the future.

      Management Information System Limitations. The Company does not currently have an integrated worldwide management information system. While the Company is in the process of implementing a new worldwide system, the existing information resources have at times inhibited management's ability to manage certain aspects of the Company's operations in a timely manner. The Company has completed implementation of the system for North America. Implementation for European operations began in October 1995 with the centralization of European warehousing which was completed in July 1996. The centralization of administrative functions in Europe will continue until mid-1997. The Company is in the early stages of implementation for its Japanese operation which will be ongoing throughout 1997. All of the Company's Asia Pacific operations are currently using independent management information systems. Until the new worldwide system can be implemented in this region, the growth of the Company's Japanese operations may be inhibited by the deficiencies of its current system. The Company is working to achieve a worldwide management information system that will allow for the consolidation of common functions to control costs and improve the ability to deliver its products in substantially all of its direct markets worldwide. No assurance can be given that the Company's efforts will be successful. The failure to receive adequate, accurate and timely financial information could inhibit management's ability to make effective and timely decisions.

       Risks Associated with International Operations and Foreign Economies. International sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. The European economies, particularly the French and German economies, are experiencing weak conditions. In addition, recent indicators suggest a struggling Japanese economy. There can be no assurances that these economic conditions will improve or stabilize in 1997 and accordingly these factors may affect the Company's direct sales offices located in these countries and negatively impact future consolidated sales and operating results.

      Dependence on Key Suppliers. The Company's manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these components are available through sole or limited sources. The Company has in the past experienced delays and quality problems in connection with sole- source components, and there can be no assurance that these problems will not recur in the future.

      Proprietary Rights and Intellectual Property Litigation. The Company's success depends in part on its ability to obtain and maintain patents and other proprietary rights relative to the technologies used in its principal products. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may have in the past infringed or violated certain of the Company's intellectual property rights. As is typical in the industry, the Company from time to time may be notified that it is infringing certain patent or intellectual property rights of others. While no actions are currently pending by or against the Company, there can be no assurance that litigation will not be initiated in the future which may cause significant litigation expense, liability and a diversion of management's attention which may have a material adverse affect on results of operations.

      Dependence on Key Management and Technical Personnel. The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, research and development and operational personnel including Dr. Truchard, Mr. Kodosky and other members of senior management and key technical personnel. The Company has no agreements providing for the employment of any of its key employees for any fixed term and the Company's key employees may voluntarily terminate their employment with the Company at any time. The loss of the services of one or more of the Company's key employees in the future could have a material adverse affect on operating results. The Company also believes its future success will depend in large part upon its ability to attract and retain additional highly skilled management, technical, marketing, research and development, product development and operational personnel with experience in managing large and rapidly changing companies as well as training, motivating and supervising the employees. Competition for key personnel is intense and there can be no assurance that the Company will be successful in retaining its existing key personnel or attracting and retaining additional key personnel.

      Risk of Product Liability Claims. The Company's products are designed in part to provide information upon which the users may rely. The Company attempts to assure the quality and accuracy of the processes contained in its products, and to limit its product liability exposure through contractual limitations on liability, including disclaimers in its "shrink wrap" license agreements with end-users. If future products contain errors that produce incorrect results on which users rely, customer acceptance of the Company's products could be adversely affected. Further, the Company could be subject to liability claims that could have a material adverse effect on the Company's operating results or financial position. Although the Company maintains liability insurance, there can be no assurance that such insurance or the contractual provisions used by the Company to limit its liability will be sufficient.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-20 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.


                                    PART III

      Certain information required by Part III is omitted from this Report in that the Registrant intends to file a definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission (the "Proxy Statement") relating to its annual meeting of stockholders not later than 120 days after the end of the fiscal year covered by this Report, and such information is incorporated by reference herein.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information concerning the Company's directors and executive officers required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Election of Directors."


ITEM 11.    EXECUTIVE COMPENSATION

      The information required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Election of Directors".


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Election of Directors".
      .

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Election of Directors".



                                     -25- .

                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   Documents Filed with Report

            1. Financial Statements. See Index to Consolidated Financial Statements at page F-1 of this Form 10-K and the Financial Statements and Notes thereto which are included at pages F-2 to F-20 of this Form 10-K.

            2.    Exhibits

            Exhibit
            Number   Description

              3.1*   Certificate of Incorporation of the Company.
              3.2*   Bylaws of the Company.
              4.1*   Specimen of Common Stock certificate of the Company.
              4.2*   Rights Agreement dated as of May 19, 1994, between the
                     Company and The First National Bank of Boston.
             10.1*   Form of Indemnification Agreement.
             10.2*   1994 Incentive Plan.
             10.3*   1994 Employee Stock Purchase Plan.
             10.4*   Loan  Agreement  dated  as of July  6,  1993,  between  the
                     Company  and  NationsBank  of Texas,  N.A.,  as amended and supplemented.
             10.5**  Loan  Agreements  dated as of June 27,  1996,  between  the
                     Company  and  NationsBank  of Texas,  N.A.,  as amended and supplemented.
             11.1    Computation of Earnings Per Common Share.
             21.1    Subsidiaries of the Company.
             23.1    Consent of Independent Public Accountants.
             24      Power of Attorney (see page 27).

                  *  Incorporated by reference to the Company's
                     Registration Statement on Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
                 ** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.


      (b)   Reports on Form 8-K.

            Not Applicable.

      (c)   Exhibits

            See Item 14(a)(2) above.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Registrant

                              NATIONAL INSTRUMENTS CORPORATION


March 27, 1997                BY:    /s/ James J.Truchard
                                     Dr. James J. Truchard
                                     Chairman of the Board and President

                           POWER OF ATTORNEY

             KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. James J. Truchard and Joel
B. Rollins, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his substitute or substitutes, any do or cause to be done by virtue hereof.

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
-------------------------------------------------------------------------------

        Signature             Capacity in Which Signed              Date

-------------------------------------------------------------------------------

/s/ James J. Truchard       Chairman of the Board and           March 27, 1997
Dr. James J. Truchard   President (Principal Executive Officer)
-------------------------------------------------------------------------------

/s/ Joel B. Rollins   Vice President, Finance, Chief Financial   March 27, 1997
Joel B. Rollins      Officer and Treasurer (Principal Financial
                             and Accounting Officer)
-------------------------------------------------------------------------------


/s/ Jeffrey L. Kodosky              Director                     March 27, 1997
Jeffrey L. Kodosky
-------------------------------------------------------------------------------

 /s/ William C. Nowlin, Jr.         Director                     March 27, 1997
William C. Nowlin, Jr.
--------------------------------------------------------------------------------

 /s/ L. Wayne Ashby                 Director                     March 27, 1997
L. Wayne Ashby
-------------------------------------------------------------------------------

                                    Director                     March __, 1997
Dr. Donald M. Carlton
-------------------------------------------------------------------------------

/s/ Peter T. Flawn                  Director                      March 27,1997
Dr. Peter T. Flawn
-------------------------------------------------------------------------------

/s/ Gerald T. Olson                 Director                     March 27, 1997
Gerald T. Olson

-------------------------------------------------------------------------------

                        NATIONAL INSTRUMENTS CORPORATION
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page No.
Financial Statements:
Report of Independent Accountants                                          F-2
Consolidated Balance Sheets as of December 31, 1996 and 1995               F-3
Consolidated Statements of Income for the Three Years Ended
   December 31, 1996                                                       F-4
Consolidated Statements of Cash Flows for the Three Years
   Ended December 31, 1996                                                 F-5
Consolidated Statements of Stockholders' Equity for the Three
  Years Ended December 31, 1996                                            F-6
Notes to Consolidated Financial Statements                                 F-7

Financial Statement Schedules:
For the Three Years Ended December 31, 1996
      Schedule II - Valuation and Qualifying Accounts

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        Report of Independent Accountants


To the Board of Directors and Stockholders of National Instruments Corporation

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of National Instruments Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/Price Waterhouse LLP
Austin, Texas
January 24, 1997

                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                 Assets

                                                    December 31,
                                               ---------------------
                                                  1996        1995
                                               ---------   ---------
Current assets:
 Cash and cash equivalents..................  $  30,211   $  12,016
 Short-term investments.....................     48,956      37,765
 Accounts receivable, net...................     33,442      28,789
 Inventories................................     11,778      15,295
 Prepaid expenses and other current assets..      2,059       2,515
 Deferred income tax, net...................      5,139       4,273
                                              ---------   ---------
    Total current assets....................    131,585     100,653

Property and equipment, net.................     32,184      32,596
Intangibles and other assets................      5,456       3,853
                                              =========   =========
    Total assets............................  $ 169,225   $ 137,102
                                              =========   =========


                   Liabilities and Stockholders' Equity

Current liabilities:
 Current portion of long-term debt..........  $   1,517   $   2,137
 Accounts payable...........................     11,430       9,783
 Accrued compensation.......................      6,367       5,005
 Accrued expenses and other liabilities.....      2,993       2,308
 Income taxes payable.......................      6,823       4,568
 Other taxes payable........................      3,161       2,306
                                              ---------   ---------
    Total current liabilities...............     32,291      26,107

Long-term debt, net of current portion......      9,175      11,603
Deferred income taxes, net..................        806         656
                                              ---------   ---------
  Total liabilities.........................     42,272      38,366
                                              ---------   ---------

Commitments and contingencies ..............       ---          ---

Common stock: par value $.01; 60,000,000
  shares authorized; 21,642,241 and
  21,471,896 shares issued and outstanding,
  respectively..............................        216         215
Additional paid-in capital..................     44,396      41,277
Retained earnings...........................     82,590      57,104
Other.......................................       (249)        140
                                              ----------  ---------
  Total stockholders' equity................    126,953      98,736
                                               ---------  ---------
  Total liabilities and stockholders' equity   $169,225    $137,102
                                              =========   ==========

                        Consolidated Statements of Income
                      (In thousands, except per share data)




                                                  For the Years
                                                Ended December 31,
                                          -------------------------------
                                           1996       1995       1994
                                          --------  ---------  ----------

Net sales..........................     $ 200,715 $  164,819 $   127,003
Cost of sales......................        49,755     39,525      30,627
                                          --------  --------   ---------
 Gross profit......................       150,960    125,294      96,376
                                          --------  ---------  ----------

Operating expense:.................
   Sales and marketing.............        72,067     63,733      49,957
   Research and development........        24,387     19,991      15,163
   General and administrative......        17,129     15,071      11,414
                                          -------- ---------  ----------
   Total operating expenses........       113,583     98,795      76,534
                                          --------  ---------  ----------
   Operating income................        37,377     26,499      19,842
Other income (expense):............
   Interest income.................         2,405      1,635         240
   Interest expense................          (844)      (875)       (542)
   Foreign exchange (loss) gain, net         (899)       150       1,556
                                          --------  ---------  ----------
   Income before income taxes......        38,039     27,409      21,096
Provision for income taxes.........        12,553      9,986       8,129
                                          --------  =========  ==========
   Net income......................     $  25,486 $   17,423 $    12,967
                                          ========  =========  ==========

Earnings per share.................     $    1.16 $     0.83 $      0.71
                                          ======== =========  ==========

Weighted average shares outstanding        21,962     20,949      18,322
                                          ========  =========  ==========

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                               For the Years Ended December
                                                           31,
                                              -------------------------------
                                                1996       1995       1994
                                              ---------  ---------  ---------

Cash flow from operating activities:
 Net income............................    $    25,486 $   17,423 $   12,967
 Adjustments to reconcile net income to
 cash provided by operating activities:
  Charges to income not requiring cash
   outlays:
     Depreciation and amortization.....          9,210      7,006      4,989
     Benefit for deferred income taxes            (779)    (3,547)      (981)
     Purchase of in-process research &
     development......................           1,000         --         --
  Changes in operating assets and
   liabilities:
     Increase in accounts receivable...         (4,715)    (5,204)    (4,725)
     Decrease (increase) in inventory..          3,275     (5,351)    (1,911)
     Increase in prepaid expenses and
      other assets.....................           (402)    (1,733)      (497)
     Increase in accounts payable......          2,582      1,305      4,309
     Increase (decrease) in accrued
      expenses and otherliabilities...           4,620      5,020       (314)
                                              ---------  ---------  ---------
 Net cash provided by operating activities      40,277     14,919     13,837
                                              ---------  ---------  ---------

Cash flow from investing activities:
  Purchases of short-term investments..        (68,790)   (70,202)       ---
  Sales of short-term investments......         57,619     32,506        ---
  Capital expenditures.................         (6,811)   (16,162)    (9,912)
  Additions to capitalized software....         (1,568)    (1,103)    (1,145)
  Payments for acquisitions, net of cash
   received...............................      (1,200)        --         --
                                              ---------  ---------  ---------
Net cash used in investing activities..        (20,750)   (54,961)   (11,057)
                                              ---------  ---------  ---------

Cash flow from financing activities:
  Borrowings from long-term debt.......            ---      5,161      1,270
  Repayments of long-term debt.........         (3,017)    (1,704)    (1,341)
  Net proceeds from issuance of common
   stock under initial public offering.            ---     39,567        ---
  Net proceeds from issuances of common
   stock under employee plans..........          1,891      1,310        115
                                             ---------  ---------  ---------
Net cash (used in) provided by financing
  activities...........................         (1,126)    44,334         44
                                              ---------  ---------  ---------

Effect of translation rate changes on cash        (206)       198        259
                                              ---------  ---------  ---------

Net increase in cash and cash equivalents       18,195      4,490      3,083
  Cash and cash equivalents at beginning of
  period...............................         12,016      7,526      4,443
                                              =========  =========  =========
Cash and cash equivalents at end of period $    30,211 $   12,016 $    7,526
                                              =========  =========  =========

Cash paid for interest and income taxes (in thousands):
   Interest............................    $       904 $    1,084 $      746
                                              ========= =========   =========
   Income taxes........................    $    11,135 $   10,173 $    8,523
                                              =========  =========  =========

               Consolidated Statements of Stockholders' Equity
                      (In thousands, except share data)

                                       Additional
                 Common      Stock     Paid-In     Retained
                 Shares     Amount     Capital     Earnings   Other      Total
                  ---------  --------  ---------   --------   ------   --------
Balance at
December 31,
1993...........  18,189,138  $  182    $    318    $ 26,714   $  165    $27,379
  Net income...         ---     ---         ---      12,967      ---     12,967
  Issuance of
  common stock
  under employee
  plans.........    140,718       1         114         ---      ---        115
  Foreign
  currency
  translation
  adjustment.           ---      ---         ---        ---       13         13
                  ---------  -------    --------   --------  -------    -------

Balance at
December 31,
1994...........  18,329,856      183         432      39,681     178     40,474
  Net income...         ---      ---         ---      17,423     ---     17,423
  Issuance of
  common stock
  under initial
  public
  offering.....   3,010,000       31      39,536         ---     ---     39,567
  Issuance of
  common stock
  under employee
  plans........     132,040        1       1,309         ---     ---      1,310
  Foreign
  currency
  translation
  adjustment...         ---       ---        ---         ---    (107)      (107)
  Unrealized
  gain on
  short-term
  investments....       ---       ---        ---         ---      69         69
                  ---------  --------    --------   --------  --------  --------

Balance at
December 31,
1995...........  21,471,896       215     41,277     57,104       140    98,736
  Net income...         ---       ---        ---     25,486       ---    25,486
  Issuance of
  common stock
  in connection
  with
  acquisition..      60,916         1      1,228        ---       ---     1,229
  Issuance of
  common stock
  under employee
  plans........     109,429       ---      1,891        ---       ---     1,891
  Foreign
  currency
  translation
  adjustment...        ---       ---         ---        ---      (410)     (410)
  Unrealized
  gain on
  short-term
investments....        ---       ---         ---        ---        21        21
                 ---------  --------   ---------   --------   -------  --------

Balance at
December 31,
1996..........  21,642,241   $   216   $  44,396  $  82,590  $   (249)$ 126,953
                ==========  ========   =========   ========   =======   ========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Operations and summary of significant accounting policies

      National Instruments Corporation (the "Company") was incorporated on May 14, 1976 under the laws of the State of Texas. On June 10, 1994, the Company was reincorporated in Delaware. On March 13, 1995, the Company completed an initial public offering of shares of its common stock. The offering and the exercise of the over-allotment option by the underwriters generated net cash proceeds of $39.6 million.

      The Company engages in the design, development, manufacture and marketing of instrumentation software and specialty interface cards for general commercial, industrial and scientific applications. The Company offers hundreds of products used to create virtual instrumentation systems. The Company has identified two major markets for its products: test and measurement and industrial automation. The Company's products may be used in either environment, and consequently, specific application of the Company's products is determined by the customer and often is not known to the Company at the time of sale. The Company approaches both markets equally with essentially the same products which are used in a variety of applications from research and development to production testing and industrial control. The following industries and applications are served worldwide by the Company: advanced research, automotive, commercial aerospace, computers and electronics, continuous process manufacturing, education, government/defense, medical research/pharmaceutical, power/energy, semiconductors, telecommunications and others.

      Principles of consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

       Use of estimates

      Judgments and estimates by management are required in the preparation of financial statements to conform with generally accepted accounting principles. The estimates and underlying assumptions affect the reported amounts of assets and liabilities, the disclosure of contingencies at the balance sheet date and the reported revenues and expenses for the period. Actual results could differ from those estimates.

      Cash and cash equivalents

      Cash and cash equivalents include cash and highly liquid investments with maturities of three months or less at the date of acquisition.

      Short-term investments

      Short-term investments consist of state and municipal securities with readily determinable fair market values and original maturities in excess of three months. The Company's investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.

      Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using standard costs which approximate the first in, first out (FIFO) method. Cost includes the acquisition cost of purchased components, parts and subassemblies, freight costs, labor and overhead. Market, with respect to raw materials, is replacement cost and, with respect to work-in-process and finished goods, is net realizable value.

      Property and equipment

      Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from twenty to thirty years for buildings and three to five years for equipment. Leasehold improvements are depreciated over the shorter of the life of the lease or the asset.

      Intangible assets

      The  Company  has  capitalized   costs  related  to  the  development  and
acquisition of certain software products. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis for those products available for market and has been recognized based on the product's estimated economic life, generally three years. Intangible assets are periodically assessed for impairment of value and any loss is recognized upon impairment.

       Concentrations of credit risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of foreign currency forward contracts, cash and cash equivalents, short-term investments and trade accounts receivable. In management's opinion, no significant concentration of credit risk exists for the Company.

      The Company's counterparties in its foreign currency forward contracts are major financial institutions. The Company does not anticipate nonperformance by these counterparties. The Company maintains cash and cash equivalents with various financial institutions located in many countries worldwide. Company policy is to limit exposure in foreign countries by transferring cash to the U.S. The Company's short-term investments are diversified among and limited to high-quality securities with high credit ratings. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across many countries and industries worldwide. The amount of sales and trade accounts receivable to any individual customer was not significant for the periods presented.

      Revenue recognition

      Sales revenue is recognized on the date the product is shipped to the customer. Provision is made for estimated sales returns. Revenue related to the sale of extended service contracts is deferred and amortized on a straight-line basis over the service period.

      Accounts receivable are net of allowances for doubtful accounts of $2.4 million and $1.6 million at December 31, 1996 and 1995, respectively.

      Warranty expense

      The Company offers a one-year limited warranty on most hardware products and a 90-day warranty on software products which is included in the sales price of many of its products. Provision is made for estimated future warranty costs at the time of sale.

      Advertising expense

      The Company expenses its costs of advertising as incurred. Advertising expense for the years ended December 31, 1996, 1995 and 1994 is $22.2 million, $16.5 million and $14.1 million, respectively.

      Foreign currency translation

      The functional currency for the Company's international operations is the applicable local currency. The assets and liabilities of these operations are translated at the rate of exchange in effect on the balance sheet date; sales and expenses are translated at the average rates of exchange prevailing during the period. The resultant gains or losses from translation are included in a separate component of stockholders' equity. Gains and losses resulting from remeasuring monetary asset and liability accounts that are denominated in a currency other than a subsidiary's functional currency are included in determining net income.

      Foreign currency hedging instruments

      The Company enters into foreign currency forward exchange contracts to hedge its exposure on material foreign currency receivables. The Company does not hold or issue financial instruments for trading purposes. The forward contracts are carried at market value, which is measured on the basis of spot rates on the balance sheet date. Realized and unrealized gains and losses on these forward contracts are netted against the related foreign currency loss or gain and included in other income for the period.

      Income taxes

      The provision for Income taxes is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

      Earnings per share

      Earnings per share are computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. Common share equivalents include stock options. The number of common equivalent shares outstanding relating to stock options is computed using the treasury stock method.

      Stock-based compensation plans

      The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As allowed by SFAS No. 123, the Company continues to apply the provisions of APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Note 2:  Short-term investments

      Short-term investments at December 31, 1996 and 1995, consisting of state and municipal securities, were acquired at an aggregate cost of $48.9 million and $37.7 million, respectively. These investments were purchased with gross unrealized gains of $97,000 and $76,000 for 1996 and 1995, respectively, and gross unrealized losses of $7,000 for both 1996 and 1995. The contractual maturities of these securities, which are classified as available-for-sale and carried at fair value, are as follows (in thousands):

                                                         December 31,
                                                       ------------------
                                                        1996       1995
                                                       --------   -------
      90 days to one year ......................     $  26,218  $ 25,103
      One year through two years ...............        22,738    12,662
                                                       ========   =======
                                                     $  48,956  $ 37,765
                                                       ========   =======

Note 3:  Inventories

      Inventories consist of the following (in thousands):
                                                         December 31,
                                                       ------------------
                                                        1996       1995
                                                       --------   -------

      Raw materials ............................     $   5,324 $   8,101
      Work-in-process ..........................           864       719
      Finished goods ...........................         5,590     6,475
                                                       ========   =======
                                                     $  11,778 $  15,295
                                                       ========   =======


Note 4:  Property and equipment

      Property and equipment consist of the following (in thousands):
                                                         December 31,
                                                       ------------------
                                                        1996       1995
                                                       --------   -------

      Land......................................     $   4,006 $   4,006
      Buildings ................................        17,169    15,159
      Furniture and equipment...................        36,468    31,983
                                                       --------   -------
                                                        57,643    51,148
      Accumulated depreciation..................       (25,459)  (18,552)
                                                       --------   -------
                                                     $  32,184 $  32,596
                                                       ========   =======

      Depreciation expense for the years ended December 31, 1996, 1995 and 1994, is $7.1 million, $5.8 million and $4.0 million, respectively.


Note 5:  Intangibles and other assets

      Intangibles and other assets at December 31, 1996 and 1995 include capitalized software development costs of $2.7 million and $1.8 million, respectively, which are net of accumulated amortization of $5.6 million and $4.1 million, respectively. Amortization of software development costs totaled $2.1 million, $1.2 million and $945,000 during the years ended December 31, 1996, 1995 and 1994, respectively.

Note 6:  Debt

      Debt consists of the following (in thousands):              December 31,
                                                               ----------------
                                                                  1996     1995
                                                               -------   -------
      Short-term debt:  Revolving line, lender's prime
        (8.25% at December 31, 1996) less 1/2%,
        $8,000,000 commitment, June 30, 1998 ..........        $  ---   $   ---
                                                               =======   =======
      Long-term  debt:  Equipment  line of  credit,
       lender's  prime  (8.25%  at December  31,  1996),
       $7,500,000  commitment,  available  for  advances
       through June 30, 1997 ...........................       $  ---   $   366
      Equipment loan, 6.5%, due in equal quarterly
        payments of principal and interest through June
        30, 1997 ......................................           488     1,463
      Millenium loan, 6.45%, quarterly payments of
        principal and interest beginning September 30,
        1994, 14 year amortization, seven-year term             3,324     3,494
      Manufacturing facility loan, LIBOR (6.1% at
        December  31,  1996),  $8,480,000  commitment,
        half  the  principal  is
        payable,  together with interest, in equal
        quarterly installments over a five-year term,
        beginning September 1995, remainder due at
        maturity ......................................         6,847     7,560
      Other ...........................................            33       857
                                                               -------   -------
      Total debt ......................................        10,692    13,740
         Less current portion .........................         1,517     2,137
                                                               =======   =======
      Long-term portion ...............................       $ 9,175   $11,603
                                                               =======   =======

      The terms of the Company's debt agreements include various covenants which require, among other things, a minimum tangible net worth of $65,000,000 plus one-half of the Company's net income for completed fiscal years after 1995. First security interests vary among the notes, but the loans are cross-collateralized by essentially all of the Company's assets.

      Long-term debt maturing in years 1997 through 2000 is $848,000 per year and $3.5 million in 2001. These amounts have been adjusted to reflect the payoff of the equipment loan and the Millenium loan which occurred in January 1997.

Note 7:  Income taxes

      The components of income before the provision for income taxes are as follows (in thousands):
                                                   Years Ended December 31,
                                                --------------------------------
                                                 1996        1995       1994
                                                --------   ---------  ----------
              Domestic ...................    $  35,108 $    22,908 $    18,452
              Foreign ....................        2,931       4,501       2,644
                                                --------   --------   ---------
                                              $  38,039 $    27,409 $    21,096
                                                ========   =========  ==========

      The provision for income taxes charged to operations is as follows (in thousands):
                                                   Years Ended December 31,
                                                --------------------------------
                                                 1996        1995       1994
                                                --------   ---------  ----------
              Current tax expense
                  U.S. federal ...........    $  10,234 $    11,805 $     7,201
                  State ..................          985         703         770
                  Foreign ................        2,113       1,025       1,139
                                                --------   ---------  ----------
              Total current...............       13,332      13,533       9,110
                                                --------   ---------  ----------
              Deferred tax expense (benefit)
                  U.S. federal ...........         (201)     (3,914)      (530)
                  State ..................         (180)       (239)       (59)
                  Foreign ................         (398)        606       (392)
                                               ---------  ----------    --------
              Total deferred .............         (779)     (3,547)      (981)
                                                ========   =========  ==========
              Total provision ............    $  12,553 $     9,986 $     8,129
                                                ========   =========  ==========

      Deferred tax liabilities (assets) at December 31, 1996 and 1995 are as follows (in thousands):
                                                                December 31,
                                                           ---------------------
                                                              1996        1995
                                                           ---------   ---------
       Capitalized software ......................      $       708 $       632

       Depreciation ..............................               59          39
                                                            ---------  ---------
         Gross deferred tax liabilities ..........              767         671
                                                           ---------   ---------
       Operating loss carryforwards ..............             (249)       (410)
       Vacation and other accruals ...............           (1,242)       (727)
       Inventory valuation and warranty provisions           (1,666)     (1,637)
       Doubtful accounts and sales provisions ....           (1,320)       (703)
       Intercompany profit .......................             (510)     (1,033)
       Other .....................................             (429)       (233)
                                                           ---------   ---------
         Gross deferred tax assets ...............           (5,416)     (4,743)
                                                            ---------  ---------
       Valuation allowance .......................              245         429
                                                           =========   =========
       Net deferred tax asset ....................      $    (4,404)$    (3,643)
                                                           =========   =========

      The decrease in the deferred tax assets valuation allowance in 1996 of $184,000 is attributable to the utilization of operating losses in foreign jurisdictions the benefits of which were not assured of realization at December 31, 1995.

      A reconciliation of income taxes at the U.S. federal statutory income tax rate to the effective tax rate follows:

                                                     Years Ended December 31,
                                                      ----------------------
                                                      1996     1995     1994
                                                     ------   ------   ------
  U.S. federal statutory tax rate ...........          35 %     35 %     35 %
  Foreign sales corporation benefit .........          (2)      (2)      (1)
  Loss from unconsolidated foreign subsidiaries ..      1       (3)       3
  Foreign income taxes in excess of U.S.  federal
  statutory rate ............................         ---        3      ---
  Foreign tax credits utilized ..............          (2)      ---     ---
  Tax exempt interest .......................          (2)      (1)     ---
  State income taxes, net of federal tax benefit .      2        2        2
  Other .....................................           1        2      ---
                                                    ------   ------   ------
          Effective tax rate......................     33 %     36 %     39 %
                                                     ======   ======   ======

      As of December 31, 1996, five of the Company's subsidiaries have available, for income tax purposes, foreign net operating loss carryforwards of approximately $963,000, of which $618,000 expire during the years 1999-2005 and $345,000 of which may be carried forward indefinitely.

      Deferred income taxes of $110,000 were provided in 1996 for the estimated income tax liability that will be incurred upon the anticipated future repatriation of approximately $2.3 million of foreign undistributed earnings in the form of dividends. The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $627,000 of non-U.S. subsidiaries' undistributed earnings as of December 31, 1996, because such earnings are intended to be reinvested indefinitely. These earnings would become subject to U.S. tax and foreign withholding tax, if they are actually or deemed to be remitted to the parent company as dividends or if the Company should sell its stock in these subsidiaries. If these earnings were distributed, foreign tax credits should become available under current law to reduce or eliminate the resulting U.S. income tax and foreign withholding tax liabilities.

Note 8: Acquisitions

      On April 1, 1996, the Company acquired all of the issued and outstanding shares of common stock of Georgetown Systems, Inc. ("GSI") for an aggregate purchase price of approximately $2.0 million, paid with 60,916 unregistered shares of the Company's common stock and $764,000 in cash. The acquisition was accounted for as a purchase. The results of GSI's operations have been combined with those of the Company since the date of acquisition. The Company recorded a $1.0 million charge against earnings during the second quarter of 1996 for the write-off of in-process research and development technology purchased from GSI that had not reached the working model stage. The Company also recorded $920,000 of capitalized software development costs related to the acquisition, which are included in intangibles and other assets and are being amortized on a straight line basis over 3 years.

      During the third quarter of 1996, the Company purchased imaging acquisition software technology. The purchased software was amortized over the third quarter, resulting in a charge to earnings of $500,000. This amortization period was utilized due to the nature of this rapidly developing technology and the revisions to be made to the software in the near future.

      Excluding the effect of the charge for the GSI acquisition and the amortization of intangible assets related to the software purchases, net income for the year ended December 31, 1996 would have been $27 million or $1.19 per share.

Note 9:  Stockholders' equity

     Common stock

      The Company's reincorporation into Delaware on June 10, 1994 resulted in a change in par value from no par to $.01 par value per share. All outstanding stock was exchanged on a one-for-one basis as of the date of reincorporation. The reincorporation increased the Company's authorized stock to 60,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock. Additionally, the Company effected a six-for-one stock split on January 11, 1995, the date of filing the Company's initial registration statement with the Securities and Exchange Commission. All share information included in the accompanying consolidated financial statements and notes has been adjusted to reflect the exchange and stock split.

     Stock-Based Compensation Plans

      At December 31, 1996, the Company has two active stock-based compensation plans and one inactive plan. No compensation cost has been recognized in the Company's financial statements for the fixed stock option plans and the stock purchase plan. If compensation cost for the Company's two active stock-based compensation plans were determined based on the fair value at the grant date for awards under those plans consistent with the method established by SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below ( in thousands, except per share data).
                                                    Years Ended December 31,
                                                    -------------------------
                                                       1996          1995
                                                    -----------    ----------

Net income                              As reported $   25,486     $  17,423
                                          Pro forma     23,458        16,317

Earnings per share                      As reported $     1.16     $    0.83
                                          Pro forma       1.07          0.78


      Stock option plans

      The Company had a 1983 Incentive Stock Option Plan under which options were granted to certain key employees pursuant to award agreements executed in 1983 (exercisable at $.08 per share), 1985 (exercisable at $.17 per share), and 1989 (exercisable at $2.33 per share). This plan terminated on November 30, 1993. Under the plan, options were granted at a price not less than fair market value on the date of grant. All options must be exercised within ten years of the date of grant.

      The stockholders of the Company approved the 1994 Incentive Stock Option Plan on May 9, 1994. At the time of approval, 2,700,000 shares of the Company's Common Stock were reserved for issuance under this plan. The 1994 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of stock options to directors, executive officers and employees of the Company and its subsidiaries. Awards under the plan must be granted within ten years of the effective date of the 1994 Plan. Options granted may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares vests over a five to ten year period, beginning on the date of grant. Stock options must be exercised within ten years from date of grant. Stock options are issued at market price. Shares available for grant at December 31, 1996 were 1,415,743.

      Transactions under all plans are summarized as follows:
                                              Number of        Weighted
                                                shares          average
                                                under          exercise
                                                option           price
                                             -------------   --------------
      Outstanding at January 1, 1994.....         236,838      $      1.26
        Exercised........................        (140,718)             .54
        Canceled.........................               0             ----
        Granted..........................               0             ----
                                             -------------   --------------
      Outstanding at December 31, 1994...          96,120             2.33
        Exercised........................         (32,908)            2.69
        Canceled.........................         (28,982)           14.69
        Granted..........................         651,400            14.77
                                             -------------   --------------
      Outstanding at December 31, 1995...         685,630            13.61
        Exercised........................          (9,176)           15.21
        Canceled.........................         (59,317)           17.35
        Granted..........................         721,150            20.37
                                             -------------   --------------
      Outstanding at December 31, 1996...       1,338,287     $      17.08
                                             =============   ==============

      Options exercisable at December 31:
         1994............................          36,120     $       2.32
         1995............................          93,335            10.83
         1996............................         273,894            14.97

                                                                 Weighted
      Weighted average, grant date fair value                  average fair
      of options granted during:                                  value
         1994............................             ---     $        ---
         1995............................         651,400             6.87
         1996............................         721,150             9.38

                                December 31, 1996
-------------------------------------------------------------------------------
               Options Outstanding                      Options Exercisable
---------------------------------------------------   -------------------------

                                          Weighted
                   Number     Weighted   average                     Weighted
                    of        average    remaining    Number of      average
  Exercise        options     exercice   contractual   options       exercise
   price        outstanding    price     life (yrs)  exercisable     price
-------------   ----------   ---------   ----------   ----------   ------------

$ 2.33 -  2.33      64,200    $   2.33       3           28,200       $   2.33
 14.50 - 14.50     544,914       14.50       8          158,127          14.50
 18.00 - 20.50     671,623       19.92       9           86,280          19.87
 22.00 - 22.50      36,650       22.14       9            1,287          22.01
 27.25 - 31.13      20,900       29.31      10                0           0.00
--------------   ---------                               -------
$ 2.33 - 31.13   1,338,287       17.08       9          273,894          14.97

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during 1996 and 1995: dividend expense yield of 0%; an expected life of 7.2 years; expected volatility of 30.6%; and a risk-free interest rate of 6.3%.

      Employee Stock Purchase Plan

      The Company's stock purchase plan became effective March 13, 1995 upon the first date of registration of the Company's Common Stock. The plan permits substantially all employees to acquire the Company's Common Stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the participation period. The semi-annual periods begin on October 1 and April 1 of each year. Employees may designate up to 15% of their compensation for the purchase of Common Stock. Common Stock reserved for future employee purchases aggregated 1,420,787 shares at December 31, 1996. Shares issued under this plan were 100,081 in 1996. The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for 1996 and 1995: dividend expense yield of 0%; an expected life of 6 months; expected volatility of 60%; and risk-free interest rates of 5.22%.

      Weighted  average,   grant  date,  fair
      value of purchase  rights granted under     Number of   Weighted average
      the Employee Stock Purchase Plan:            shares        fair value
         1994............................             ----      $       ---
         1995............................          151,205             5.05
         1996............................           93,602             7.15

      Stockholders rights plan

      The Board of Directors and stockholders approved and adopted the Rights Agreement prior to the Company's initial public offering (the offering). On March 13, 1995, the effective date of the offering, the Board of Directors declared a dividend distribution of one common share purchase right for each outstanding share of Common Stock. The rights become exercisable under certain conditions involving acquisition of the Company's Common Stock. Under certain other conditions where the Company is consolidated or merged, each holder of a right shall have the right to receive, upon exercise of the right, shares of Common Stock of the Company, or acquiring company, having a value of twice the exercise price of the right. The rights expire on March 13, 2005, and may be redeemed in whole by the Company for $.01 per right. The rights are excluded from earnings per share computations because they qualify as contingent shares and therefore are excluded as long as the conditions that require issuance of the shares are not imminent.

Note 10:  Employee retirement plan

      The Company has a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code. Substantially all domestic employees with at least one year of continuous service are eligible to participate and may contribute up to 15% of their compensation. The Board of Directors elected to make matching contributions for 1994 equal to 25% of employee contributions, which were applied to a maximum of 4% of each participant's compensation. For 1995-1996, the Board of Directors elected to make matching contributions equal to 50% of employee contributions, which may be applied to a maximum of 6% of each participant's compensation. Company contributions vest immediately. Company contributions charged against income were $686,000, $606,000 and $171,000 in 1996, 1995 and 1994, respectively.

Note 11:  Financial instruments

       Fair value of financial instruments

      The estimated fair value amounts disclosed below have been determined by the Company using available market information and valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop these estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the company could realize in a current market exchange. The use of different market assumptions could have a significant effect on the estimates. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amount approximates fair value due to the short-term maturity of these instruments. The estimated fair values of the other assets (liabilities) of the Company's remaining financial instruments at December 31, 1996 and 1995 are as follows (in thousands):
                                                December 31,
                               ------------------------------------------------
                                        1996                     1995
                               ------------------------  ----------------------
                                  Carrying                Carrying
                                   Amount   Fair Value     Amount    Fair Value
                                   ------   ----------     ------    ----------
      Short-term investments     $ 48,956   $ 48,956      $ 37,765    $ 37,765
      Long-term debt.......        (9,175)    (8,962)      (11,603)     (8,406)
      Other assets:........
       Forward contracts...           134        134           186         186

      The fair values of short-term investments were estimated based upon quotes from brokers. Foreign exchange forward contracts fair values are estimates using quoted exchange rates at the applicable balance sheet date. The fair value of long-term debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

      Foreign currency hedging

      The Company enters into foreign currency forward exchange contracts to hedge its exposure on material foreign currency receivables. The following table summarizes the activity of the Company's foreign currency hedging program for the year ended December 31, 1996. The amounts exchanged between the Company and the financial institution are derived from the underlying foreign currency amounts and the exchange rates. Accordingly, these amounts are not a measure of the exposure of the Company through its use of forward contracts. The activity for the year ended December 31, 1996 is as follows (in local currency in thousands):
                                                                      Exchange
                                                                    Rate(per US
                   Balance at                           Balance at   Dollar) at
                  December 31, Contracts Transactions/ December 31, December 31,
                      1995     Purchased  Maturities      1996         1996

                    ---------- ---------- ------------ ------------ -----------
Australian Dollar..      350        850      1,200          ---          1.26
Austrian Schilling     2,000     12,000     10,600        3,400         10.91
British Pound.....       600      2,500      2,250          850           .58
Canadian Dollar...       500      2,100      2,600          ---          1.37
Danish Kroner.....     2,000      8,000      8,000        2,000          5.92
Dutch Guilder.....      ---         650       ---           650          1.74
French Franc .....     9,000     37,000     36,500        9,500          5.19
German Deutsche
  Mark ...........     1,100      3,300      3,100        1,300          1.54
Italian Lire...... 1,900,000  7,400,000  7,350,000    1,950,000       1518.00
Japanese Yen......   340,000  1,780,000  1,645,000      475,000        115.85
Norwegian Kroner..     3,000     13,500     13,000        3,500          6.44
Singapore Dollar..       250      1,350      1,200          400          1.40
Spanish Peseta....    73,000    285,000    288,500       69,500        129.70
Swedish Krona.....       450      3,900      1,250        3,100          6.89
Swiss Franc.......       400      1,200      1,600          ---          1.34
The outstanding contracts mature on January 25, 1997.

      For those currencies in which the Company has a material foreign currency exposure, the following represents the hedged and unhedged portions of the Company's foreign currency receivables at December 31, 1996 (expressed in thousands of U.S. dollars at the December 31, 1996 exchange rates):
                                                       Amount       Unhedged
                                        Receivable      Hedged      Exposure
                                        ----------     ----------   ----------
      Austrian Schilling..........   $        358 $          320 $         38
      British Pound...............          1,336          1,336          ---
      Danish Kroner...............            294            294          ---
      Dutch Guilder...............            224            224          ---
      French Franc................          2,023          1,851          172
      German Deutsche Mark........            760            760          ---
      Italian Lire................          1,205          1,205          ---
      Japanese Yen................          4,230          4,230          ---
      Norwegian Kroner............            630            543           87
      Singapore Dollar............            349            283           66
      Spanish Peseta..............            550            540           10
      Swedish Krona...............            881            454          427
                                        ----------     ----------   ----------
                                     $     12,840 $       12,040 $        800
                                        ==========     ==========   ==========

      In  addition  to  this  unhedged   exposure,   the  Company  has  unhedged
receivables aggregating $2.2 million which is comprised of individual balances less than $500,000 (U.S. dollars) at December 31, 1996.

      Foreign currency forward contracts reduced the Company's net foreign exchange loss for December 31, 1996 by $674,000 and reduced the net foreign exchange gain for the years ended December 31, 1995 and 1994 by $405,000 and $146,000, respectively.


Note 12:  Geographic area information

      The Company operates in one segment across geographically diverse markets. Net sales, operating income and identifiable assets, classified by the major geographic areas in which the Company operates, are as follows (in thousands):
                                             Years Ended December 31,
                                         ---------------------------------
                                           1996       1995        1994
                                         ---------   --------  -----------
Net sales
North America:
  Unaffiliated customer sales..........$. 114,382 $   93,001 $     77,333
  Geographic transfers...................  26,388     36,659       29,944
                                         ---------  --------  -----------
                                          140,770    129,660      107,277
                                         ---------   --------  -----------
Europe:
  Unaffiliated customer sales............  58,108     51,145       38,505
                                         ---------   --------  -----------
Asia Pacific:
  Unaffiliated customer sales............  28,225     20,673       11,165
                                         ---------   --------  -----------
Eliminations............................. (26,388)   (36,659)     (29,944)
                                         ---------   --------  -----------

                                       $  200,715 $  164,819 $    127,003
                                         =========   ========  ===========

                                            Years Ended December 31,
                                       -----------------------------------
                                          1996        1995         1994
                                         --------   ----------   ---------
      Operating income:
      North America................    $  32,058 $     22,286 $    17,956
      Europe.......................        3,034        2,478       1,300
      Asia Pacific.................        2,285        1,735         586
                                         --------   ----------   ---------
                                       $  37,377 $     26,499 $    19,842
                                         ========   ==========   =========

                                                        December 31,
                                                    ----------------------
                                                      1996        1995
                                                    ----------  ----------
      Identifiable assets
      North America.......................       $    137,334 $   107,820
      Europe..............................             22,953      19,984
      Asia Pacific........................              8,938       9,298
                                                    ----------  ----------
                                                 $    169,225 $   137,102
                                                    ==========  ==========

Note 13:  Commitments and contingencies

      The Company has commitments under noncancelable operating leases primarily for office facilities and equipment. Future minimum lease payments as of December 31, 1996, for each of the next five years are as follows (in thousands):
            1997................................     $    1,691
            1998................................            956
            1999................................            674
            2000................................            492
            2001................................            443
            Thereafter..........................            442
                                                       ---------
                                                     $    4,698
                                                       =========

      The Company has entered into firm commitments of approximately $2.5 million for design and site development of a new office building adjacent to the recently completed manufacturing facility in Austin, Texas. The Company estimates the total cost for the new building, including furniture, fixtures and equipment, will range from $30 million to $35 million with approximately $27 million expected to be incurred during 1997 and the remainder in early 1998. The Company is not committed to spend the remaining amounts and the actual level of spending may vary depending on a variety of factors including site development issues, progress of the Company's third-party contractors and availability of resources.

      Rent expense under operating leases was approximately $4.2 million, $3.6 million and $2.5 million for the years ended December 31, 1996, 1995 and 1994, respectively.

Note 14:  Quarterly Results (unaudited)

      The following quarterly results have been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The unaudited quarterly financial data for each of the eight quarters in the two years ended December 31, 1996 is as follows (in thousands, except per share data):

                                               Three Months Ended
                                     ----------------------------------------
                                     March 31   June 30   Sept.30    Dec. 31
                                       1996      1996      1996       1996
                                     ---------  --------  --------  ---------
      Net sales.................   $   46,408 $  50,241 $  49,679 $   54,387
      Gross profit..............       35,142    37,479    37,056     41,283
      Operating income..........        8,428     8,162     8,777     12,010
      Net income................        5,483     5,405     6,358      8,240
      Earnings per share........   $     0.25 $    0.25 $    0.29 $     0.37
      Weighted average shares
        outstanding............        21,666    21,938    22,061     22,201

                                                Three Months Ended
                                     -----------------------------------------
                                     March 31   June 30   Sept. 30   Dec. 31
                                       1995      1995      1995       1995
                                     ---------  --------  --------  ----------
      Net sales.................   $   39,844 $  40,477 $  40,122 $    44,376
      Gross profit..............       30,018    30,648    31,202      33,426
      Operating income..........        6,440     5,437     6,270       8,352
      Net income................        4,194     3,942     3,839       5,448
      Earnings per share........   $     0.22 $    0.18 $    0.18 $      0.25
      Weighted average shares
       outstanding..............       18,944    21,529    21,593      21,668

                                                                     SCHEDULE II


                        NATIONAL INSTRUMENTS CORPORATION

                      VALUATION AND QUALIFYING ACCOUNTS(1)
                                 (In thousands)




Allowance for doubtful accounts
                                  Balance    Provision   Write-Offs Balance at
                                     at         for      Charged to   End of
 Year          Description        Beginning   Bad Debt   Allowances   Period
                                     of       Expense
                                  Period
----   -----------------------   ----------   ---------  ----------  --------
1994   Allowance for doubtful
        accounts                 $    795    $     634    $    136  $    1,293
1995   Allowance for doubtful
        accounts                    1,293          705         397       1,601
1996   Allowance for doubtful
        accounts                    1,601        1,490         671       2,420


Valuation allowances for excess and obsolete inventory
                                    Balance    Provision   Write-Offs Balance at
                                       at      Charged to  Charged to   End of
 Year          Description          Beginning   Cost of    Allowances   Period
                                       of        Sales
                                     Period
----   ------------------------   -----------  ---------  -----------  --------
1994   Valuation allowances for
        excess and obsolete
        inventory                  $   735     $    369   $    134    $    970
1995   Valuation allowances for
        excess and obsolete
        inventory                      970        1,419        588       1,801
1996   Valuation allowances for
        excess and obsolete
        inventory                    1,801        1,138      1,093       1,846



 ......

(1) Deferred tax assets valuation is omitted as required information. This information is shown in Note 7 to the Consolidated Financial Statements

                                                                    EXHIBIT 11.1


              NATIONAL INSTRUMENTS CORPORATION AND SUBSIDIARIES

               STATEMENTS RE: COMPUTATION OF EARNINGS PER SHARE
                    (In thousands, except per share data)





                                                Years Ended December 31,
                                             1996        1995          1994
                                           ---------   ----------    ----------

Net Income                                 $ 25,486    $  17,423     $  12,967
                                           =========   ==========    =========

Weighted Average Shares Outstanding          21,962       20,949        18,322
                                           =========   ==========    =========

Earnings Per Share                         $   1.16     $   0.83     $    0.71

                                           =========   ==========    ==========

Calculation of Weighted Average Shares:
   Weighted Average Common Stock
Outstanding                                   21,583       20,772        18,189
   Weighted Average Common Stock Options,
    utilizing the treasury stock method          379          177           133
                                           ---------   ----------     ---------
                                              21,962       20,949        18,322
                                            =========   ==========    ==========

EXHIBIT 21.1

                           Subsidiaries of the Company


(Unless noted as a Texas corporation, all subsidiaries are formed under local law.)


NI/GSI, Inc., a Texas corporation
N.I. Export (Barbados) Ltd., Barbados
National Instruments (Ireland) Limited, Ireland
National Instruments (Korea) Corporation, Korea
National Instruments Australia  Corporation,   a  Texas  corporation
National Instruments Belgium N.V., Belgium
National Instruments Canada Corporation, a Texas corporation National Instruments Corporation (UK) Limited, United Kingdom National Instruments de Mexico, S.A. de C.V., Mexico
National Instruments Europe Corporation, a Texas corporation National Instruments Finland Oy, Finland
National Instruments France Corporation,   a  Texas  corporation
National Instruments Germany GmbH, Germany
National Instruments Gesellschaft m.b.H.,Salzburg,  Austria
National Instruments  Hong Kong  Limited,  Hong Kong
National Instruments India Corporation, a Texas corporation
National Instruments International Distribution B.V., Netherlands National Instruments Israel Ltd.,Israel
National Instruments Italy s.r.l., Italy
National Instruments Japan Kabushiki  Kaisha,  Japan
National Instruments Netherlands  B.V.,  Netherlands
National Instruments Netherlands Investment B.V., Netherlands National Instruments Scandinavia Corporation, a Texas corporation National Instruments Singapore (PTE) Ltd, Singapore
National Instruments Spain, S.L., Spain
National Instruments Sweden A.B., Sweden
National Instruments Switzerland Corporation, a Texas corporation National Instruments Taiwan Corporation, a Texas corporation
NI  Cayman  Islands, Cayman  Islands
Travis Investments  C.V. (a limited partnership), Amsterdam

                                  EXHIBIT 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 of National Instruments Corporation of our report dated January 24, 1997 appearing on page F-2 of the Form 10-K.



/s/ Price Waterhouse LLP
Austin, Texas
March 18, 1997