Form 10-Q
period 1997-03-31
NATIONAL INSTRUMENTS CORP /DE/
filed 1997-05-09
CIK 935494

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended:  March 31, 1997 or

      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number:     0-25426

                        NATIONAL INSTRUMENTS CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                  74-1871327
----------------------------------------     -----------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification Number)
       6504 Bridge Point Parkway
             Austin, Texas                                 78730
----------------------------------------     -----------------------------------
    (address of principal executive                      (zip code)
               offices)

        Registrant's telephone number, including area code:  (512) 338-9119
                            --------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding at April 28, 1997
     Common Stock - $0.01 par value                     21,699,644

                        NATIONAL INSTRUMENTS CORPORATION

                                      INDEX

                                                                        Page No.

              PART I.  FINANCIAL INFORMATION

Item 1        Financial Statements:

                 Consolidated Balance Sheets
                 March 31, 1997 (unaudited) and December 31, 1996.........3

                 Consolidated Statements of Income (unaudited)
                 three months ended March 31, 1997 and 1996...............4

                 Consolidated Statements of Cash Flows (unaudited)
                 three months ended March 31, 1997 and 1996...............5

                 Consolidated Statement of Stockholders' Equity
                 March 31, 1997 (unaudited) and December 31, 1996 ........6
                 Notes to Consolidated Financial Statements...............7

Item 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................8


              PART II.  OTHER INFORMATION

Item 6        Exhibits and Reports on Form 8-K...........................15

-------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------

ITEM 1.     FINANCIAL STATEMENTS

                        NATIONAL INSTRUMENTS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                        March 31,   December 31,
                                                          1997          1996
                                                        ----------   ----------

Assets                                                  (unaudited)
Current assets:
   Cash and cash equivalents .........................   $  30,167    $  30,211
   Short-term investments ............................      50,442       48,956
   Accounts receivable, net ..........................      34,698       33,442
   Inventories .......................................      11,630       11,778
   Prepaid expenses and other current assets .........       7,748        7,198
                                                         ---------    ---------
      Total current assets ...........................     134,685      131,585
Property and equipment, net ..........................      32,282       32,184
Intangibles and other assets .........................       5,733        5,456

                                                         =========    =========
      Total assets ...................................   $ 172,700    $ 169,225

                                                         =========    =========

Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt .................   $     851    $   1,517
   Accounts payable ..................................      12,617       11,430
   Accrued expenses and other liabilities ............       9,613        9,360
   Taxes payable .....................................       9,114        9,984
                                                         ---------    ---------
      Total current liabilities ......................      32,195       32,291
Long-term debt, net of current portion ...............       5,848        9,175
Deferred income taxes ................................         808          806
                                                         ---------    ---------
      Total liabilities ..............................      38,851       42,272
                                                         ---------    ---------
Commitments and contingencies Stockholders' equity:
   Common Stock: par value $.01; 60,000,000 shares
   authorized; 21,653,620 and 21,642,241 shares issued
   and outstanding, respectively .....................         216          216
Additional paid-in capital ...........................      44,552       44,396
Retained earnings ....................................      90,158       82,590
Other ................................................      (1,077)        (249)
                                                         ---------    ---------
      Total stockholders' equity .....................     133,849      126,953
                                                         =========    =========
      Total liabilities and stockholders' equity .....   $ 172,700    $ 169,225

                                                         =========    =========

    The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                         1997           1996
                                                      ------------  ------------

Net sales..........................................    $   54,571     $  46,408
Cost of sales......................................        12,293        11,266
                                                      ------------  ------------
   Gross profit....................................        42,278        35,142
                                                      ------------  ------------
Operating expenses:
   Sales and marketing.............................        19,962        17,565
   Research and development........................         6,477         4,975
   General and administrative......................         4,270         4,174
                                                      ------------  ------------
      Total operating expenses.....................        30,709        26,714
                                                      ------------  ------------
      Operating income.............................        11,569         8,428
Other (expense) income:
   Interest income, net............................           698           257
   Foreign exchange (loss), net....................          (964)         (378)
                                                      ------------  ------------
      Income before income taxes...................        11,303         8,307
Provision for income taxes.........................         3,735         2,824
                                                      ============  ============
      Net income...................................      $  7,568      $  5,483
                                                      ============  ============

Earnings per share.................................      $   0.34      $   0.25
                                                      ============  ============

Weighted average shares outstanding................        22,300        21,666
                                                      ============  ============

    The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                              1997        1996
                                                          ----------   ---------
Cash flow from operating activities:
   Net income ...........................................   $  7,568   $  5,483
   Adjustments to reconcile net income to cash
   provided by operating activities
      Charges to income not requiring cash outlays:
        Depreciation and amortization ...................      2,147      2,018
      Changes in operating assets and liabilities:
        Increase in accounts receivable .................     (1,582)    (4,764)
        (Increase)/decrease in inventory ................         (1)     1,706
        Decrease in prepaid expense and other assets ....         83        766
        Increase in accounts payable ....................      2,744        288
        (Decrease)/increase in accrued expenses and
        other ...........................................     (1,633)     2,086
                 liabilities
                                                            --------   --------
      Net cash provided by operating activities .........      9,326      7,583
                                                            --------   --------

Cash flow from investing activities:
   Purchases of short-term investments ..................    (12,508)    (9,163)
   Sales of short-term investments ......................     10,893      7,375
   Capital expenditures .................................     (2,837)    (1,043)
   Additions to capitalized software ....................       (788)      (655)

                                                            --------   --------
      Net cash used in investing activities .............     (5,240)    (3,486)
                                                            --------   --------

Cash flow from financing activities:
   (Repayments of)/borrowings from long-term debt .......     (3,990)       284
   Net proceeds from issuance of common stock ...........        156          6
                                                            --------   --------
      Net cash (used in)/provided by financing activities     (3,834)       290
                                                            --------   --------

Effect of translation rate changes on cash ..............       (296)       (61)
                                                            --------   --------

Net (decrease)/increase in cash and cash equivalents ....        (44)     4,326
Cash and cash equivalents at beginning of period ........     30,211     12,016
                                                            --------   --------

Cash and cash equivalents at end of period ..............   $ 30,167   $ 16,342
                                                            ========   ========

    The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)



                      Common            Additional
                      Stock     Common   Paid-In   Retained
                     (Shares)    Stock   Capital   Earnings    Other    Total
                     --------    -----   -------   --------    -----    -----
Balance at
December 31, 1996    21,642,241   $216   $44,396   $82,590   $  (249) $ 126,953
Net income .......         --      --       --       7,568      --        7,568
Issuance under
 stock option plan       11,379    --        156      --        --          156
Unrealized loss
 on short term ...         --      --       --        --        (129)      (129)
 investments
Foreign currency .         --      --       --        --        (699)      (699)
 translation
 adjustment
                     ==========   ====   =======   =======   =======  =========
Balance at
  March 31, 1997     21,653,620   $216   $44,552   $90,158   $(1,077) $ 133,849
                     ==========   ====   =======   =======   =======  =========



    The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - Basis of Presentation
------------------------------

     The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of National Instruments Corporation and its consolidated subsidiaries at March 31, 1997 and December 31, 1996, and the results of operations and cash flows for the three-month periods ended March 31, 1997 and 1996. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2 - Earnings Per Share
---------------------------

     Earnings per share are computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. Common share equivalents include stock options. The number of common share equivalents outstanding relating to stock options is computed using the treasury stock method.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." The new standard, which is effective for financial statements issued for periods ending after December 15, 1997, establishes standards for computing and presenting earnings per share (EPS) and upon adoption requires restatement of all prior-period EPS data presented. The company will implement this standard in the fourth quarter of 1997. The implementation of the standard will result in the presentation of a basic EPS calculation in the consolidated financial statements as well as a diluted EPS calculation. If the Company had adopted the new standard for the first quarter of 1997, basic EPS would have been $0.35 per share and diluted EPS would have approximated the EPS of $0.34 presented in the accompanying consolidated statement of income.


NOTE 3 - Inventories
--------------------

Inventories consist of the following (in thousands):

                                       March 31,        December 31,
                                          1996             1997
                                    ----------------   ---------------

Raw materials                             $   5,135         $   5,324
Work-in-process                                 907               864
Finished goods                                5,588             5,590
                                    ================   ===============
                                          $  11,630         $  11,778

                                    ================   ===============

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

Results of Operations
---------------------

     The following table sets forth, for the periods  indicated,  the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
consolidated statements of income:

                                                          Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                         1997            1996
                                                       ----------     ----------
Net sales:
   North America ...............................            56.4%         56.5%
   Europe ......................................            27.5          28.2
   Asia Pacific ................................            16.1          15.3
                                                           -----         -----
   Consolidated net sales ......................           100.0         100.0
Cost of sales ..................................            22.5          24.3
                                                           -----         -----
   Gross profit ................................            77.5          75.7
Operating expenses:
   Sales and marketing .........................            36.6          37.8
   Research and development ....................            11.9          10.8
   General and administrative ..................             7.8           9.0
                                                           -----         -----
   Total operating expenses ....................            56.3          57.6
                                                           -----         -----
      Operating income .........................            21.2          18.1
Other income (expense):
   Interest income, net ........................             1.3           0.6
   Foreign exchange (loss), net ................            (1.8)         (0.8)
                                                           -----         -----
      Income before income taxes ...............            20.7          17.9
Provision for income taxes .....................             6.8           6.1
                                                           =====         =====
   Net income ..................................            13.9%         11.8%
                                                           =====         =====

     Net Sales. Consolidated net sales for the first quarter of 1997 increased $8.2 million or 18% over the comparable prior year quarter. This increase in sales is primarily attributable to the introduction of new and upgraded products, increased market acceptance of the Company's products, and an expanding customer base. North American sales in the first quarter of 1997 increased 17% over the first quarter of 1996, compared with an increase of 21% in the first quarter of 1996 from the first quarter of 1995.

     International sales as a percentage of consolidated net sales in the first quarter of 1997 remained consistent with the first quarter of 1996 when international sales represented 44% of consolidated sales. European sales increased 15% in the first quarter of 1997 compared to the first quarter of 1996 in contrast to a decrease in European sales of 1.5% in the first quarter of 1996 over the first quarter of 1995. Asia Pacific sales increased 25% during the first quarter of 1997 over the first quarter of 1996, compared with an increase of 45% in the first quarter of 1996 compared to the first quarter of 1995. The decrease is due to the foreign currency on effect on sales as discussed below. The sales increase in the Asia Pacific region is attributable to customer acceptance of localized products and support, particularly in Japan, and the Company's sales offices in Hong Kong, Singapore, South Korea and Taiwan which opened in late 1994 and early 1995 and are continuing to achieve market acceptance. The Company expects sales outside of North America to continue to represent a significant, and possibly increasing, portion of its revenue.

     International sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. Sales made by the Company's direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the US dollar equivalent of these sales is affected by changes in the value of the US dollar. Between the first quarter of 1996 and the first quarter of 1997 the weighted average value of the US dollar increased by 8.8%, causing an equivalent decrease in the US dollar value of the Company's foreign currency sales and expenses. This weighted average is calculated as the percentage change in the value of the currency relative to the dollar, multiplied by the proportion of international sales recorded in the particular currency. If the weighted average value of the dollar in the first quarter of 1997 had been the same as that in the first quarter of 1996, the Company's sales for the first quarter of 1997 would have been $56.6 million. This effect is 3.6% of consolidated net sales in the aggregate.
European sales for the first quarter of 1997 would have been $16.1 million, representing an increase of $1.1 million and would have reflected an increase in first quarter 1997 sales over first quarter 1996 sales by 23% instead of by 15%. Asia Pacific sales for the first quarter of 1997 would have been $9.8 million, representing an increase of $984,000 and would have reflected an increase in first quarter 1997 sales over first quarter 1996 sales by 38% instead of by 25%. Since most of the Company's international operating expenses are also incurred in local currencies the change in exchange rates has a corresponding effect on international operating expenses. If the current trend in the value of the dollar continues throughout 1997, it will continue to have the effect of lowering the US dollar equivalent of international sales and operating expenses.

     Gross Profit. The increase in gross profit was primarily due to manufacturing labor and overhead efficiencies. Further, reductions were realized in material and software duplication costs. As a percentage of net sales, gross profit represented 77.5% and 75.7% for the three months ended March 31, 1997 and 1996, respectively.

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

     Sales and Marketing. Sales and marketing expenses increased by 14% from $17.6 million for the three months ended March 31, 1996 to $20.0 million for the three months ended March 31, 1997. As a percentage of net sales, sales and marketing expenses were 36.6% and 37.8% for the three months ended March 31, 1997 and 1996, respectively. The increase in these expenses in absolute dollar amounts is primarily attributable to increases in sales and marketing personnel and increased sales and marketing activities. Overall sales and marketing personnel increased from approximately 482 at March 31, 1996, to 566 at March 31, 1997. The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on initial marketing and advertising campaign costs associated with major new product releases, the opening of new sales offices and the timing of domestic and international conferences and trade shows.

     Research and Development. The Company believes that a significant investment in research and development is required to remain competitive. Research and development expenses were $6.5 million and $5.0 million for the three months ended March 31, 1997 and 1996, respectively. As a percentage of net sales, research and development expenses represented 11.9% and 10.8% for the three months ended March 31, 1997 and 1996, respectively. The increase in research and development costs is mainly attributable to the increase in personnel costs. R&D personnel increased from 271 at March 31, 1996 to 332 at March 31, 1997. The Company capitalizes software development costs in accordance with the Statement of Financial Accounting Standards No. 86 and amortizes such costs over the related product's estimated economic useful life, generally three years beginning when a product becomes available for general release. Capitalization of software development costs during the first quarter of 1997 related primarily to the development of NI-DAQ 5.0. Amortization expense totaled $376,000 and $285,000 during the three months ended March 31, 1997 and 1996, respectively. Software development costs capitalized during such quarters were $318,000 and $655,000, respectively. The decrease is attributable to the capitalization of software development costs in the first quarter of 1996 related primarily to costs capitalized in conjunction with the development of LabVIEW 4.0.

     General and Administrative. General and administrative expenses were $4.3 million and $4.2 million for the three months ended March 31, 1997 and 1996, respectively. As a percentage of net sales, general and administrative expense was 7.8% and 9.0% for the three months ended March 31, 1997 and 1996, respectively. The decrease in general and administrative expenses as a percent of sales is the result of operational efficiencies achieved as a result of increased systems integration during the past two years. The Company's general and administrative expense increased in absolute dollars due to additional personnel and equipment depreciation expenses. The Company expects that general and administrative expense in future periods will increase in absolute amounts and will fluctuate as a percentage of net sales.

     Interest Income, Net. Interest income, net was $698,000 and $257,000 for the three months ended March 31, 1997 and 1996, respectively. Historically interest expense has generally represented less than one percent of net sales and has fluctuated as a result of bank borrowings and interest terms thereon. Interest expense was $133,000 and $230,000, for the three months ended March 31, 1997 and 1996, respectively. This decrease was because of repayments of debt in January 1997.

     Foreign Exchange Gain/Loss. The Company experienced net foreign exchange losses of $964,000 and $378,000 for the three months ended March 31, 1997 and 1996, respectively. These results are attributable to movements between the US dollar and the local currencies in countries in which the Company's sales subsidiaries are located. The Company recognizes the local currency as the functional currency of its international subsidiaries. The net losses in 1997 are a result of the strengthening of the US dollar against local currencies, primarily the Japanese Yen.

     The Company enters into foreign currency forward exchange contracts against a majority of its intercompany foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. This hedging strategy only partially addresses the Company's risks in foreign currency transactions as the Company does not currently hedge anticipated transactions. There can be no assurance that this strategy will be successful. If the strengthening of the US dollar continues throughout 1997, the Company will continue experiencing significant foreign exchange losses due to the foreign exchange risks that are not addressed by the Company's hedging strategy. The Company typically limits the duration of its foreign exchange contracts to 90 days and does not invest in contracts for speculative purposes.

     Provision for Income Taxes. The provision for income taxes reflects an effective tax rate of 33% and 34% for the three months ended March 31, 1997 and 1996, respectively. The decrease in the effective rate resulted from a change in the mix of income among taxing jurisdictions and utilization of tax credits for taxes paid in higher tax rate jurisdictions. As of March 31, 1997, eight of the Company's subsidiaries had available, for income tax purposes, foreign net operating loss carryforwards of approximately $1 million, of which $635,000 expire between 1999 and 2007. The remaining $399,000 of loss carryforwards may be carried forward indefinitely to offset future taxable income in the related tax jurisdictions.

Liquidity and Capital Resources
-------------------------------

     The Company is currently financing its operations and capital expenditures through cash flow from operations. Historically, the Company also financed its capital expenditures, such as the new manufacturing facility constructed in 1995, through borrowings from financial institutions. At March 31, 1997, the Company had working capital of approximately $102 million compared to $99 million at December 31, 1996. The increase in working capital is attributable to an increase in short term investments of $1.5 million and an increase of net accounts receivable of $1.3 million from December 31, 1996 to March 31, 1997.

     Accounts receivable increased to $35 million at March 31, 1997, from $33 million at December 31, 1996, as a result of higher sales levels. Receivable days outstanding was 57 at both March 31, 1997 and December 31, 1996. Inventory levels remained steady with consolidated inventory balances of $12 million at both March 31, 1997 and December 31, 1996, which evidences improvements in inventory management at the manufacturing facility in Austin, Texas as well as the centralized European warehouse in Amsterdam. In the event that days sales outstanding significantly lengthen, the Company's cash could be adversely affected. Inventory turns of 4.2 represent an improvement over turns of 3.7 at December 31, 1996.

     Cash used in the first three months of 1997 for the purchase of property and equipment totaled $2.8 million and for the capitalization of software development costs totaled $318,000. The Company is currently planning to break ground for an office building to be located next to the new manufacturing facility which was completed in Austin, Texas in June, 1995. It is currently anticipated that a significant portion of the construction costs will be paid out of the Company's existing working capital with the remaining costs being funded through credit from the Company's current financial institutions. The Company estimates the total cost for the new building, including furniture, fixtures and equipment, will range from $30 million to $35 million with approximately $18 million expected to be incurred during 1997 and the remainder in early 1998. In May of 1997, the Company plans to enter into firm commitments of approximately $25 million for the new building. The actual level of spending may vary depending on a variety of factors, including unforeseen difficulties in construction.

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances, internally generated funds, and financing arrangements with its current financial institutions. The Company has a $31.7 million credit agreement with NationsBank of Texas, N.A. which consists of (i) an $8.0 million revolving line of credit,
(ii) a $7.5 million equipment line of credit, (iii) a $3.9 million equipment loan, (iv) a $3.8 million Millennium office building loan and (v) an $8.5 million manufacturing facility loan. As of March 31, 1997, the Company had no outstanding balances under any of the lines of credit and had repaid all of the loans except the $8.5 million loan, which had a balance of $6.6 million. The revolving line of credit expires on June 30, 1997. The Company's credit agreements contain certain financial covenants and restrictions as to various matters, including the bank's prior approval of significant mergers and acquisitions. Borrowings under the line of credit are collateralized by substantially all of the Company's assets.

     The Company believes that its cash flow from operations, if any, existing cash balances and short-term investments and available credit under the Company's existing credit facilities, will be sufficient to meet its cash requirements for at least the next twelve months.

Issues and Outlook
------------------

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

     In recent years, the Company's revenues have been characterized by seasonality, with revenues typically being relatively constant in the first, second and third quarters, and growing in the fourth quarter. If this historical pattern continues, revenues for the second and third quarters of 1997 would not significantly exceed revenues for the first quarter of 1997. The Company believes the seasonality of its revenue results from the international mix of its revenue and the variability of the budgeting and purchasing cycles of its customers throughout each international region. In addition, total operating expenses have in the past tended to be higher in the second and third quarters of each year, due to increased sales and marketing activities. If this historical pattern continues, net income for the second and third quarters of 1997 will be less than that in the first quarter of 1997. The Company's results of operations may be adversely affected by lower sales levels in Europe which typically occur during the summer months.

     Management Information Systems. The Company does not currently have an integrated world-wide management information system. While the Company is in the process of implementing a new world-wide system, the deficiencies in its existing information resources have at times inhibited management's ability to manage certain aspects of the Company's operations in a timely manner. The Company has implemented all of the US components of the new system. The Company plans to complete transition of the sales and receivable functions of the European operations by the fourth quarter of 1997. The Company is in the early stages of implementation for its Japanese operation which will be ongoing throughout 1997. All of the Company's Asia Pacific operations are currently using independent management information systems. Until the new world-wide system can be implemented in this region, the growth of the Company's operations may be inhibited by the deficiencies of its current system. The Company is working to eventually achieve a world-wide management information system that will allow for the consolidation of common functions, reduced costs, and improvements in the ability to deliver product world-wide. No assurance can be given that the Company's efforts will be successful. The failure to receive adequate, accurate and timely financial information could inhibit management's ability to make effective and timely decisions.

     New Product Introductions and Market Acceptance. The market for the Company's products is characterized by rapid technological change, evolving industry standards, changes in customer needs and frequent new product introductions, and is therefore highly dependent upon timely product innovation. The Company's success is dependent in part on its ability to successfully develop and introduce new and enhanced products on a timely basis to replace declining revenues from older products, and on increasing penetration in international markets. In the past, the Company has experienced significant delays between the announcement and the commercial availability of new products. Any sigificant delay in releasing new products could have a material adverse effect on the ultimate success of a product and other related products and could impede continued sales of predecessor proudcts, any of which could have a material adverse effect on the Company's operating results. There can be no assurance that the Company will be able to introduce new products on a timely basis, that new products will achieve market acceptance or that any such acceptance will be sustained for any significant period. Moreover, there can be no assurance that the Company's efforts to increase international market penetration will be successful.

     Operation in Intensely Competitive Markets. The markets in which the Company operates are characterized by intense competition from numerous competitors, and the Company expects to face further competition from new market entrants in the future. A key competitor is Hewlett-Packard Company ("HP"), which has been the leading supplier of traditional instrumentation solutions for decades. Although HP offers its own line of proprietary instrument controllers, HP also offers hardware and software add-on products for third-party desktop computers and workstations that provide solutions that directly compete with the Company's virtual instrumentation products. HP is aggressively advertising and marketing products that are competitive with the Company's products. Because of HP dominance in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse effect on the Company operating results.

     The Company believes its ability to compete successfully depends on a number of factors both within and outside its control, including: new product introductions by competitors; product pricing; quality and performance; success in developing new products; adequate manufacturing capacity and supply of components and materials; efficiency of manufacturing operations; effectiveness of sales and marketing resources and strategies; strategic relationships with other suppliers; timing of new product introductions by the Company; protection of the Company's products by effective use of intellectual property laws; general market and economic conditions; and government actions throughout the world. There can be no assurance that the Company will be able to complete successfully in the future.

     Dependence on Key Suppliers. The Company's manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these components are available through sole or limited sources. Sole-source components purchased by the Company include application-specific integrated circuits ("ASICs") and other components. The Company has in the past experienced delays and quality problems in connection with sole-source components, and there can be no assurance that these problems will not recur in the future.

     Proprietary Rights and Intellectual Property Litigation. The Company's success depends in part on its ability to obtain and maintain patents and other proprietary rights, relative to the technologies used in its principal products. Despite the Company's efforts to protect it's proprietary rights, unauthorized parties may have in the past infringed or violated certain of the Company's intellectual property rights. As is typical in the industry, the Company from time to time may be notified that it is infringing certain patent or intellectual property rights of others. While no actions are currently pending by or against the Company, there can be no assurance that litigation will not be initiated in the future which may cause significant litigation expense, liability and a diversion of management's attention which may have a material adverse affect on results of operations.

-------------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
-------------------------------------------------------------------------------



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            11.1  Computation of Earnings Per Share
            27    Financial Data Schedule

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NATIONAL INSTRUMENTS CORPORATION
                                        Registrant



                                        BY:   /s/ JOEL B. ROLLINS
                                              Joel B. Rollins
                                              Vice  President,  Finance,  Chief
                                              Financial  Officer and  Treasurer
                                              (principal      financial     and
                                              accounting officer)






Dated:  May 9, 1997

                                  EXHIBIT 11.1

              STATEMENT REGARDING COMPUTATION OF NET INCOME PER SHARE




                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           1997         1996
                                                         --------     --------
Net Income ...........................................    $ 7,568      $ 5,483
                                                          =======      =======

Weighted Average Shares Outstanding ..................     22,300       21,666
                                                          =======      =======
Earnings Per Share ...................................    $  0.34      $  0.25
                                                          =======      =======
Calculation of Weighted Average Shares:
   Weighted Average Common Stock Outstanding .........     21,650       21,472
   Weighted Average Common Stock Options,
     utilizing the treasury stock method .............        631          194
                                                          -------      -------
                                                           22,281       21,666
                                                          =======      =======