Form 10-Q
period 1997-06-30
NATIONAL INSTRUMENTS CORP /DE/
filed 1997-08-08
CIK 935494

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X  Quarterly  report  pursuant  to  Section  13 or 15(d) of the  Securities
- -
    Exchange Act of 1934 for the fiscal quarter ended:  June 30,1997 or

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
- -
    Act of 1934

For the transition period from ________________ to ________________

Commission file number:     0-25426
                            -------

                        NATIONAL INSTRUMENTS CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                            74-1871327
------------------------------------       ------------------------------------
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)           Identification Number)
       6504 Bridge Point Parkway
             Austin, Texas                            78730
------------------------------------       -------------------------------------
(address of principal executive offices)            (zip code)

       Registrant's telephone number, including area code: (512) 338-9119
                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/ /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding at August 5, 1997
               -----                            -----------------------------
   Common Stock - $0.01 par value                        21,712,226


================================================================================

                        NATIONAL INSTRUMENTS CORPORATION


                                      INDEX

                                                                       Page No.

         PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements:

              Consolidated Balance Sheets
              June 30, 1997 (unaudited) and December 31, 1996                3

              Consolidated Statements of Income (unaudited)
              Three months and six months ended June 30, 1997 and 1996       4

              Consolidated Statements of Cash Flows (unaudited)
              Six months ended June 30, 1997 and 1996                        5

              Consolidated Statements of Stockholders' Equity (unaudited)
              Six months ended June 30, 1997                                 6

              Notes to Consolidated Financial Statements                     7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 8


         PART II.  OTHER INFORMATION

Item 1   Legal Proceedings                                                  16

Item 2   Change in Securities                                               16

Item 3   Defaults Upon Senior Securities                                    16

Item 4   Submission of Matters to a Vote of Security Holders                16

Item 5   Other Information       .                                          17

Item 6   Exhibits and Reports on Form 8-K                                   17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        NATIONAL INSTRUMENTS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                            June 30,December 31,
                                                               1997        1996
                                                        ----------- -----------
Assets                                                  (unaudited)
Current assets:
    Cash and cash equivalents ........................     $ 32,710    $ 30,211
    Short-term investments ...........................       51,497      48,956
    Accounts receivable, net .........................       37,490      33,442
    Inventories, net .................................       13,740      11,778
    Prepaid expenses and other current assets ........        7,727       7,198
                                                           --------    --------
        Total current assets .........................      143,164     131,585
Property and equipment, net ..........................       33,316      32,184
Intangibles and other assets .........................        5,432       5,456
                                                           --------    --------
        Total assets .................................     $181,912    $169,225
                                                           ========    ========

Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt ..............       $   851      $ 1,517
    Accounts payable ...............................        14,319       11,430
    Accrued expenses and other liabilities .........        10,887        9,360
    Taxes payable ..................................         5,647        9,984
                                                           -------      -------
        Total current liabilities ..................        31,704       32,291
Long-term debt, net of current portion .............         5,650        9,175
Deferred income taxes ..............................           808          806
                                                           -------      -------
        Total liabilities ......................            38,162       42,272
                                                           -------       ------

Commitments and contingencies ..................                --           --

Stockholders' equity:
  Common Stock: par value $.01; 60,000,000 shares
  authorized; 21,703,352 and 21,642,241 shares issued
  and outstanding, respectively ......................         217          216
Additional paid-in capital ...........................      45,657       44,396
Retained earnings ....................................      98,739       82,590
Other ................................................        (863)        (249)
                                                         ---------    ---------
        Total stockholders' equity ...................     143,750      126,953
                                                         ---------    ---------
        Total liabilities and stockholders' equity ...   $ 181,912    $ 169,225
                                                         =========    =========


The  accompanying  notes  are an  integral  part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                      Three Months Ended     Six Months Ended
                                     -------------------    -------------------
                                          June 30,               June 30,
                                     -------------------    -------------------
                                        1997       1996        1997        1996
                                     --------   --------   ---------   --------

Net sales .........................  $ 60,092   $ 50,241   $ 114,663   $ 96,649
Cost of sales .....................    14,009     12,762      26,302     24,028
                                     --------   --------   ---------   --------
    Gross profit ..................    46,083     37,479      88,361     72,621
                                     --------   --------   ---------   --------
Operating expenses:
    Sales and marketing ...........    21,481     18,077      41,443     35,642
    Research and development ......     7,658      6,852      14,135     11,827
    General and administrative ....     4,543      4,388       8,813      8,562
                                     --------   --------   ---------   --------
        Total operating expenses ..    33,682     29,317      64,391     56,031
                                     --------   --------   ---------   --------
        Operating income ..........    12,401      8,162      23,970     16,590
Other income (expense):
    Interest income, net ..........       705        314       1,403        571
    Foreign exchange loss, net ....      (306)      (287)     (1,270)      (665)
                                     --------   --------   ---------   --------
        Income before income taxes     12,800      8,189      24,103     16,496
Provision for income taxes ........     4,219      2,784       7,954      5,608
                                     --------   --------   ---------   --------
        Net income ................  $  8,581   $  5,405   $  16,149   $ 10,888
                                     ========   ========   =========   ========

Earnings per share ................  $   0.38   $   0.25   $    0.72   $   0.50
                                     ========   ========   =========   ========

Weighted average shares outstanding    22,290     21,938      22,290     21,780
                                     ========   ========   =========   ========

The  accompanying  notes  are an  integral  part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                             Six Months Ended
                                                                  June 30,
                                                           --------------------
                                                              1997       1996
                                                            --------   --------
Cash flow from operating activities:
    Net income ...........................................  $ 16,149   $ 10,888
    Adjustments to reconcile net income to cash provided
    by operating activities
        Charges to income not requiring cash outlays:
            Depreciation and amortization ................     4,102      4,248
            Charge for in-process research & development .      --        1,000
        Changes in operating assets and liabilities:
            Increase in accounts receivable ..............    (4,749)    (3,684)
            (Increase) decrease in inventory .............    (1,859)     1,772
            Decrease in prepaid expense and other assets .       187        369
            Increase in current liabilities ..............       582      3,888
                                                            --------   --------
        Net cash provided by operating activities ........    14,412     18,481
                                                            --------   --------

Cash flow from investing activities:
    Payments for acquisition of Georgetown Systems,
         net of cash received ............................      --         (700)
    Capital expenditures .................................    (5,562)    (3,228)
    Additions to intangibles .............................      (582)      (972)
    Purchases of short-term investments ..................   (26,719)   (21,688)
    Sales of short-term investments ......................    24,117     20,873
                                                            --------    --------
        Net cash used in investing activities ............    (8,746)    (5,715)
                                                            --------   --------

Cash flow from financing activities:
    Repayments of  debt ..................................    (4,187)    (2,002)
    Net proceeds from issuance of common stock ...........     1,261        926
                                                            --------   --------
        Net cash used in  financing activities ...........    (2,926)    (1,076)
                                                            --------   --------

Effect of translation rate changes on cash ...............      (241)      (131)
                                                            --------   --------

Net increase in cash and cash equivalents ................     2,499     11,559

Cash and cash equivalents at beginning of period .........    30,211     12,016
                                                            --------   --------

Cash and cash equivalents at end of period ...............  $ 32,710   $ 23,575
                                                            ========   ========

The accompanying  notes  are an  integral  part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)




                            Common  Common Additional
                            Stock   Stock  Paid-In  Retained
                           (Shares)        Capital  Earnings   Other    Total
                         ----------- -----  ------   -------  ------  ---------
Balance at
  December 31, 1996 ....  21,642,241  $216  $44,396  $82,590  $(249)  $ 126,953
Net income .............          --    --       --   16,149     --      16,149
Issuance under
  employee plans .......      61,111     1    1,261       --     --       1,262
Unrealized loss on
short-term investments .          --    --       --       --    (61)        (61)
Foreign currency
translation adjustment..          --    --       --       --   (553)       (553)
                          ==========  ====  =======  =======  =====   =========
Balance at
  June 30, 1997 ........  21,703,352  $217  $45,657  $98,739  $(863)  $ 143,750
                          ==========  ====  =======  =======  =====   =========


 The  accompanying  notes  are an  integral  part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of National Instruments Corporation and its consolidated subsidiaries at June 30, 1997 and December 31, 1996, the results of operations for the three-month and six-month periods ended June 30, 1997 and 1996, and the cash flows for the six-month periods ended June 30, 1997 and 1996. Operating results for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2 - Earnings Per Share

Earnings per share are computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. Common share equivalents include stock options. The number of common share equivalents outstanding relating to stock options is computed using the treasury stock method.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." The new standard, which is effective for financial statements issued for periods ending after December 15, 1997, establishes standards for computing and presenting earnings per share (EPS) and upon adoption requires restatement of all prior-period EPS data presented. The Company will implement this standard in the fourth quarter of 1997. The implementation of the standard will result in the presentation of a basic EPS calculation in the consolidated financial statements as well as a diluted EPS calculation. If the Company had adopted the new standard for the second quarter of 1997, basic EPS would have been $0.40 per share and diluted EPS would have approximated the EPS of $0.38 presented in the accompanying consolidated statement of income.

NOTE 3 - Inventories

Inventories consist of the following (in thousands):

                                    June 30,               December 31,
                                       1997                     1996
                                   (unaudited)
                              --------------------     --------------------
Raw materials                    $           6,258        $           5,324
Work-in-process                                921                      864
Finished goods                               6,561                    5,590
                               --------------------     --------------------
                                  $         13,740         $         11,778
                               ====================     ====================

8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

     The following table sets forth, for the periods  indicated,  the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
consolidated statements of income:

                                         Three Months Ended  Six Months Ended
                                             June 30,            June 30,
                                         ------------------  -----------------
                                          1997      1996      1997      1996

Net sales:
    North America ..................      60.4%     57.2%     58.5%     56.9%
    Europe .........................      27.5      28.9      27.5      28.6
    Asia Pacific ...................      12.1      13.9      14.0      14.5
                                         -----     -----     -----     -----
    Consolidated net sales .........     100.0     100.0     100.0     100.0
Cost of sales ......................      23.3      25.4      23.0      24.9
                                         -----     -----     -----     -----
    Gross profit ...................      76.7      74.6      77.0      75.1
                                         -----     -----     -----     -----
Operating expenses:
    Sales and marketing ............      35.8      36.0      36.1      36.9
    Research and development .......      12.7      13.6      12.3      12.2
    General and administrative .....       7.6       8.7       7.7       8.8
                                         -----     -----     -----     -----
      Total operating expenses .....      56.1      58.3      56.1      57.9
                                         -----     -----     -----     -----
        Operating income ...........      20.6      16.3      20.9      17.2
Other income (expense):
    Interest income, net ...........       1.2       0.6       1.2       0.6
    Foreign exchange loss, net .....      (0.5)     (0.6)     (1.1)     (0.7)
                                         -----     -----     -----     -----
       Income before income taxes ..      21.3      16.3      21.0      17.1
Provision for income taxes .........       7.0       5.5       6.9       5.8
                                         -----     -----     -----     -----
    Net income .....................      14.3%     10.8%     14.1%     11.3%
                                         =====     =====     =====     =====

         NET SALES. Consolidated net sales increased by $9.9 million or 20% for the three months ended June 30, 1997 to $60.1 million from $50.2 million for the three months ended June 30, 1996, and increased $18 million or 19% to $114.7 million for the six months ended June 30, 1997 from $96.6 million for the comparable 1996 period. The increase in sales is primarily attributable to the introduction of new and upgraded products, increased market acceptance of the Company's products, and an expanding customer base. North American sales in the second quarter of 1997 increased 26% over the second quarter of 1996, compared with an increase of 23% in the second quarter of 1996 from the second quarter of 1995. North American sales for the six months ended June 30, 1997 increased 22% from the six months ended June 30, 1996, compared with an increase of 23% in 1996 compared to the same period in 1995.

         International sales as a percentage of consolidated sales for the quarter and six months ended June 30, 1997 decreased from 42.8% to 39.6% and from 43.1% to 41.5%, respectively, over the comparable 1996 periods. Compared to 1996, the Company's European net sales increased by 14% to $16.5 million for the quarter ended June 30, 1997 and by 14% to $31.5 million for the six months ended June 30, 1997. Net sales in Asia Pacific increased by 5% to $7.3 million in the quarter ended June 30, 1997 compared to 1996 and by 14% to $16.0 million for the six months ended June 30, 1997. The decline in the sales growth percentages in the Asia Pacific region is directly attributable to lower sales growth rates in Japan. The Company believes that sales growth rates in Japan have been negatively impacted by the increase in the consumption tax rate in Japan, from 3% to 5% effective April 1, 1997, which has affected the timing of customers' purchasing decisions. In addition, the Company faces a continuing challenge in finding qualified bilingual sales and marketing personnel to staff operations in Japan. The Company expects sales outside of North America to continue to represent a significant portion of its revenue.

     International sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. Sales made by the Company's direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the US dollar equivalent of these sales is affected by changes in the value of the US dollar. Between the second quarter of 1997 and the second quarter of 1996 the weighted average value of the US dollar increased by 8.8%, causing an equivalent decrease in the US dollar value of the Company's foreign currency sales and expenses. This weighted average is calculated as the percentage change in the value of the currency relative to the US dollar, multiplied by the proportion of international sales recorded in the particular currency. If the weighted average value of the US dollar in the second quarter of 1997 had been the same as that in the second quarter of 1996, the Company's sales for the second quarter of 1997 would have been $62.2 million This effect is 3.5% of consolidated net sales in the aggregate. European sales for the second quarter of 1997 would have been $18 million, representing an increase of $3.4 million and would have reflected an increase in the second quarter 1997 sales over the second quarter 1996 sales by 24% instead of 14%. Asia Pacific sales for the second quarter of 1997 would have been $7.8 million, representing an increase of $977,000 and would have reflected an increase in second quarter 1997 sales over second quarter 1996 sales by 14% instead of 5%. If the weighted average value of the dollar in the six months ended June 30, 1997 had been the same as that in the six months ended June 30, 1996, the Company's year-to-date sales would have been $119 million. Since most of the Company's international operating expenses are also incurred in local currencies the change in exchange rates has the corresponding effect of reducing operating expenses by $800,000. If the current trend in the value of the dollar continues throughout 1997, it will continue to have the effect of lowering the US dollar equivalent of international sales and operating expenses.

10
     GROSS PROFIT. As a percentage of net sales, gross profit increased to 76.7% for the second quarter of 1997 from 74.6% for the second quarter of 1996 and increased to 77.0% for the first six months of 1997 from 75.1% for the comparable period a year ago. The higher margin for the second quarter of 1997 compared to the second quarter of 1996 is attributable to manufacturing labor and overhead spending efficiencies and lower material costs.

     The marketplace for the Company's products dictates that many of the Company's products be shipped quickly after an order is received. As a result, the Company is required to maintain significant inventories. Therefore, inventory obsolescence is a risk for the Company due to frequent engineering changes, shifting customer demand, the emergence of new industry standards and rapid technological advances including the introduction by the Company, or its competitors, of products embodying new technology. While the Company maintains valuation allowances for excess and obsolete inventory and management continues to monitor the adequacy of such valuation allowances, there can be no assurance that such valuation allowances will be sufficient.

     SALES AND MARKETING. Sales and marketing expenses for the second quarter of 1997 increased to $21.5 million, a 19% increase, as compared to the second quarter of 1996, and increased 16% to $41.4 million for the first six months of 1997 from the comparable 1996 period. As a percentage of net sales, sales and marketing expenses decreased to 35.8% for the second quarter of 1997 from 36.0% for the second quarter of 1996 and decreased to 36.1% for the first six months of 1997 from 36.9% for the first six months of 1996. The increase in these expenses in absolute dollar amounts is primarily attributable to increases in sales and marketing personnel and increased sales and marketing activities. Overall sales and marketing personnel increased from 515 at June 30, 1996 to 614 at June 30, 1997. The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on initial marketing and advertising campaign costs associated with major new product releases, the opening of new sales offices and the timing of domestic and international conferences and trade shows.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased to $7.7 million for the quarter ended June 30, 1997, a 12% increase, as compared to $6.9 million for the three months ended June 30, 1996, and increased 20% to $14.1 million for the six months ended June 30, 1997 from the comparable 1996 period. As a percentage of net sales, research and development expenses represented 12.7% and 13.6% for the second quarters ended June 30, 1997 and 1996, respectively, and 12.3% and 12.2% for the six months ended June 30, 1997 and 1996, respectively. The above comparisons include research and development expenses of $1.0 million in the second quarter of 1996 for the write-off of in-process research and development technology related to the purchase of Georgetown Systems, Inc. ("GSI"). Excluding the effects of the GSI charge, the increase in research and development expenses in the three months ended June 30, 1997 compared to the three months ended June 30, 1996 is mainly due to increases in personnel costs from increased hiring, outside tooling and prototype materials. The Company believes that a significant, on-going investment in research and development is required to remain competitive. As a result of increased recruiting efforts, the Company expects its intern personnel expenses to increase in the third quarter of 1997.

11
     The Company capitalizes software development costs in accordance with the Statement of Financial Accounting Standards No. 86. The Company amortizes such costs over the related product's estimated economic useful life, generally three years beginning when a product becomes available for general release. Amortization expense totaled $361,000 and $428,000 for the quarter ended June 30, 1997 and 1996, respectively, and $737,000 and $713,000 during the six months ended June 30, 1997 and 1996, respectively. Software development costs capitalized were $88,000 and $1.2 million for the quarter ended June 30, 1997 and 1996, respectively, and $406,000 and $1.9 million for the first six months of 1997 and 1996, respectively. The amounts capitalized in the second quarter and first six months of 1996 include $1.0 million of software development costs related to the GSI acquisition.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the second quarter ended June 30, 1997 increased 4% to $4.5 million from $4.4 million for the comparable prior year period. For the first six months of 1997, general and administrative expenses increased 3% to $8.8 million from $8.6 million for the first six months of 1996. As a percentage of net sales, general and administrative expenses decreased to 7.6% for the quarter ended June 30, 1997 from 8.7% for the second quarter of 1996. During the first six months of 1997, general and administrative expenses decreased as a percentage of sales to 7.7% from 8.8% for the comparable prior year period. The decrease in general and administrative expenses as a percent of sales is due to operational efficiencies achieved as a result of increased systems integration during the past two years. The Company's general and administrative expense increased in absolute dollars mainly due to additional personnel. The Company expects that general and administrative expense in future periods will increase in absolute amounts and will fluctuate as a percentage of net sales.

     INTEREST INCOME, NET. Interest income, net in the second quarter of 1997 increased to $705,000 from $314,000 in the second quarter of 1996 and increased to $1.4 million for the first six months of 1997 from $571,000 for the first six months of 1996. This increase is primarily due to an increase in the Company's cash and investment balances. Interest expense in the second quarter of 1997 decreased to $125,000 from $242,000 in the second quarter of 1996 and decreased to $258,000 for the first six months of 1997 from $472,000 for the first six months of 1996. This decrease is attributed to repayments of debt in January 1997.

     FOREIGN EXCHANGE LOSS, NET. Net foreign exchange losses recognized in the second quarter of 1997 were $306,000 compared to $287,000 recognized in the second quarter of 1996. Net foreign exchange losses of ($1.3) million were recognized for the first six months of 1997 compared to $665,000 for the first six months of 1996. These results are attributable to movements between the US dollar and the local currencies in countries in which the Company's sales subsidiaries are located. The Company recognizes the local currency as the functional currency of its international subsidiaries. The net losses in the first six months of 1997 are a result of the strengthening of the US dollar against local currencies, primarily the Japanese yen and the French franc which weakened in the first half of 1997.

     The Company enters into foreign currency forward exchange contracts against a majority of its intercompany foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. This hedging strategy only partially addresses the Company's risks in foreign currency transactions as the Company does not currently hedge anticipated transactions. There can be no assurance that this strategy will be successful. The Company's hedging strategy has reduced the foreign exchange losses recorded by $770,000 during the six-month period ended June 30, 1997. If the strengthening of the US dollar that occurred throughout 1996 and the first half of 1997 is experienced during the remainder of 1997, the Company could experience significant foreign exchange losses due to the foreign exchange risks that are not addressed by the Company's hedging strategy. The Company typically limits the duration of its foreign exchange contract to 90 days and does not invest in contracts for speculative purposes.

     PROVISION FOR INCOME TAXES. The provision for income taxes reflects an effective tax rate of 33% and 34% for both the three months and the six months ended June 30, 1997 and 1996, respectively. The decrease in the effective rate resulted from a change in the mix of income among taxing jurisdictions and utilization of tax credits for taxes paid in higher tax rate jurisdictions. As of June 30, 1997, six of the Company's subsidiaries had available, for income tax purposes, foreign net operating loss carryforwards of approximately $1.01 million of which $654,000 expire between 2000 and 2007. The remaining $406,000 of loss carryforwards may be carried forward indefinitely to offset future taxable income in the related tax jurisdictions.


Liquidity and Capital Resources

     The Company is currently financing its operations and capital resources through cash flow from operations. Historically, the Company also financed its capital expenditures, such as the new manufacturing facility constructed in 1995, through borrowings from financial institutions. At June 30, 1997, the Company had working capital of approximately $111 million compared to $99 million at December 31, 1996. The increase in working capital is attributable to an increase in cash and short term investments of $5.0 million and an increase of net accounts receivable of $4.0 million from December 31, 1996 to June 30, 1997.

     Accounts receivable increased to $37 million at June 30, 1997 from $33 million at Dec. 31, 1996, as a result of higher sales levels. Receivable days outstanding decreased to 56 at June 30, 1997 compared to 57 at December 31, 1996. Inventory levels increased with consolidated inventory balances of $14 million and $12 million at June 30, 1997 and December 31, 1996, respectively. Inventory increases were the result of planned efforts to increase inventory in order to support the forecasted sales levels. Inventory turns of 4.1 represent an improvement over turns of 3.7 at December 31, 1996.

     Cash used in the first six months of 1997 for the purchase of the property and equipment totaled $5.4 million and for the capitalization of software development costs totaled $406,000. The Company has begun construction of an office building to be located next to its manufacturing facility which opened in July 1995. It is currently anticipated that a significant portion of the construction costs will be paid out of the Company's existing working capital and future cash flows. The Company estimates the total cost for the new building, including furniture, fixtures and equipment, will range from $30 million to $35 million with approximately $21 million expected to be incurred during 1997 and the remainder in the first half of 1998. In May of 1997, the Company entered into firm commitments of approximately $23.5 million for the new building. The actual level of spending may exceed this amount depending on a variety of factors, including unforeseen difficulties in construction.

13
     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances, internally generated funds, and financing arrangements with its current financial institutions. The Company has a $24.0 million credit agreement with NationsBank of Texas, N.A. which consists of (i) an $8.0 million revolving line of credit, and (ii) a $7.5 million equipment line of credit, and (iii) an $8.5 million manufacturing facility loan. As of June 30, 1997, the Company had no outstanding balances under any of the lines of credit and had repaid all of the loans except the $8.5 million manufacturing facility loan, which had a balance of $6.4 million. The revolving line of credit expires on June 30, 1998. The Company's credit agreements contain certain financial covenants and restrictions as to various matters, including the bank's prior approval of significant mergers and acquisitions. Borrowings under the line of credit are collateralized by substantially all of the Company's assets.

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

     In recent years, the Company's revenues have been characterized by seasonality, with revenues typically being relatively constant in the first, second and third quarters, and growing in the fourth quarter. If this historical pattern continues, revenues for the third quarter of 1997 may be below revenues for the second quarter of 1997. The Company believes the seasonality of its revenue results from the international mix of its revenue and the variability of the budgeting and purchasing cycles of its customers throughout each international region. In addition, total operating expenses have in the past tended to be higher in the second and third quarters of each year, due to increased sales and marketing activities. If this historical pattern continues, net income for the third quarter of 1997 will be less than that in the first and second quarter of 1997. The Company's results of operations may be adversely affected by lower sales levels in Europe which typically occur during the summer months.

14
     MANAGEMENT INFORMATION SYSTEMS. The Company does not currently have an integrated world-wide management information system. While the Company is in the process of implementing a new world-wide system, the deficiencies in its existing information resources have at times inhibited management's ability to manage certain aspects of the Company's operations in a timely manner. The Company has implemented all of the US components of the new system. The Company plans to complete transition of the sales and receivable functions of the European operations by the third quarter of 1997. The Company implemented the new system for its Japanese operation in May of 1997. The rest of the Company's Asia Pacific operations continue using independent management information systems. The Company is working to eventually achieve a world-wide management information system that will allow for the consolidation of common functions, reduced costs, and improvements in the ability to deliver product world-wide. No assurance can be given that the Company's efforts will be successful. The failure to receive adequate, accurate and timely financial information could inhibit management's ability to make effective and timely decisions.

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

15
     The Company believes its ability to compete successfully depends on a number of factors both within and outside its control, including: new product introductions by competitors; product pricing; quality and performance; success in developing new products; adequate manufacturing capacity and supply of components and materials; efficiency of manufacturing operations; effectiveness of sales and marketing resources and strategies; strategic relationships with other suppliers; timing of new product introductions by the Company; protection of the Company's products by effective use of intellectual property laws; general market and economic conditions; and government actions throughout the world. There can be no assurance that the Company will be able to complete successfully in the future.

     DEPENDENCE ON KEY SUPPLIERS. The Company's manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these components are available through sole or limited sources. Sole-source components purchased by the Company include custom application-specific integrated circuits ("ASICs") and other components. The Company has in the past experienced delays and quality problems in connection with sole-source components, and there can be no assurance that these problems will not recur in the future.

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

    DEPENDENCE ON KEY MANAGEMENT AND TECHNICAL PERSONNEL. The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, research and development and operational personnel. The Company has no agreements providing for the employment of any of its key employees for any fixed term and the Company's key employees may voluntarily terminate their employment with the Company at any time. The loss of the services of one or more of the Company's key employees in the future could have a material adverse affect on operating results. The Company also believes its future success will depend in large part upon its ability to attract and retain additional highly skilled management, technical, marketing, research and development, product development and operational personnel with experience in managing large and rapidly changing companies as well as training, motivating and supervising the employees. Competition for key personnel is intense and there can be no assurance that the Company will be successful in retaining its existing key personnel or attracting and retaining additional key personnel.

                           PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

          The Company is not involved in any material legal proceedings at this time.

ITEM 2.  CHANGE IN SECURITIES

                  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a)  The annual meeting of stockholders was held on May 13, 1997.

   (b) The following three directors were elected at the meeting to serve a term of three years:

           Dr. James J. Truchard
           Jeffrey L. Kodosky
           Dr. Ben G. Streetman

        The  following directors are continuing to serve their terms:

           William C. Nowlin, Jr.
           L. Wayne Ashby
           Dr. Donald M. Carlton
           Gerald T. Olson

    (c) The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

                                         For      Instructed      Withheld
                                         ---      ----------      --------

         (1) Election of directors:   19,022,297    10,859        61,809
             Dr. James Truchard.
             Jeffrey L. Kodosky
             Dr. Ben G. Streetman

                                                                       Broker
                                            For    Against   Abstain  Non-Vote
                                            ---    -------   -------  --------

         (2)  Proposal to approve the  15,224,778  2,129,656  10,427  1,730,104 amendment to the 1994
              Incentive Plan to increase
              the number of shares
              reserved for issuance
              thereunder 2,100,000
              shares to 4,800,000
              shares.
                                                                        Broker
                                          For     Against   Abstain    Non-Vote
                                          ---     -------   -------    --------

         (3)  Ratification of Price    19,013,049    840     30,303      50,773
              Waterhouse  LLP as the
              Company's  independent
              public accountants for
              the fiscal year ending
              December 31, 1997.

         The foregoing matters are described in detail in the Company's definitive proxy statement dated April 4, 1997, for the Annual Meeting of Stockholders held on May 13, 1997.

ITEM 5.  OTHER INFORMATION

          Director Dr. Peter T. Flawn left the Board of Directors of the Company to serve as interim President at the University of Texas at Austin effective May 13, 1997. Dr. Flawn served on the Compensation and Audit Committees of the Company's Board of Directors. Dr. Ben G. Streetman has been elected to replace Dr. Flawn on these committees.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  10.1 Construction Contract for Phase 2 Building between National Instruments Corporation and White Construction Company
                  11.1   Computation  of Earnings  Per Share

                  27.1   Financial Data Schedule

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

================================================================================
                                    SIGNATURE
================================================================================


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            NATIONAL INSTRUMENTS CORPORATION
                            Registrant




                                     /s/ Alex Davern
                                     ---------------
                            BY:      Alex Davern
                                     Acting  Chief  Financial  Officer
                                     (principal  financial  and accounting
                                     officer)






Dated:  August 8, 1997

                        NATIONAL INSTRUMENTS CORPORATION

                                INDEX TO EXHIBITS



Exhibit No.                         Description                       Page
-----------                         -----------                       ----
   10.1          Construction Contract for Phase 2                     20
                 Building between National Instruments
                 Corporation and White Construction
                 Company.

   11.1          Statement Regarding Computation of Earnings per      116
                 Share

   27.1          Financial Data Schedule                              117