Form 10-Q
period 1997-09-30
NATIONAL INSTRUMENTS CORP /DE/
filed 1997-11-13
CIK 935494

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
---
      Exchange Act of 1934 For the fiscal quarter ended:  September 30,1997 or

--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at November 5, 1997
     Common Stock - $0.01 par value                     32,647,362

                        NATIONAL INSTRUMENTS CORPORATION


                                      INDEX

                                                                        Page No.

          PART I.  FINANCIAL INFORMATION

Item 1    Financial Statements:

          Consolidated Balance Sheets
          September 30, 1997 (unaudited) and December 31, 1996................3

          Consolidated  Statements of Income (unaudited)
          Three months and nine months ended September 30, 1997 and 1996......4

          Consolidated Statements of Cash Flows (unaudited)
          Nine months ended September 30, 1997 and 1996.......................5

          Consolidated Statements of Stockholders' Equity (unaudited)
          Nine months ended September 30, 1997................................6

          Notes to Consolidated Financial Statements..........................7

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................8


          PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K...................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                        NATIONAL INSTRUMENTS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                  September 30,    December 31,
                                                          1997            1996
                                                 ---------------  -------------
Assets                                               (unaudited)
Current assets:
   Cash and cash equivalents.....................$       34,208   $      30,211
   Short-term investments........................        51,682          48,956
   Accounts receivable, net......................        36,683          33,442
   Inventories, net..............................        13,801          11,778
   Prepaid expenses and other current assets.....         7,902           7,198
                                                 ---------------  -------------
      Total current assets.......................       144,276         131,585
Property and equipment, net......................        39,084          32,184
Intangibles and other assets.....................         7,247           5,456
                                                 ---------------  -------------
      Total assets...............................$      190,607   $     169,225

                                                 ===============  =============
Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt.............$          851   $       1,517
   Accounts payable..............................        15,077          11,430
   Accrued expenses and other liabilities........        11,765           9,360
   Taxes payable.................................         5,450           9,984
                                                 ---------------  -------------
      Total current liabilities..................        33,143          32,291
Long-term debt, net of current portion...........         5,423           9,175
Deferred income taxes............................           808             806
                                                 --------------   -------------
      Total liabilities..........................        39,374          42,272
                                                 --------------   -------------

Commitments and contingencies                                --              --

Stockholders' equity:
   Common Stock:  par value $.01; 60,000,000
   shares authorized 32,577,834 and 32,463,361
   shares issued and outstanding, respectively...           326             325
Additional paid-in capital.......................        45,769          44,287
Retained earnings................................       106,338          82,590
Other............................................        (1,200)           (249)
                                                 ---------------  -------------
      Total stockholders' equity.................       151,233         126,953
                                                 ---------------  -------------
      Total liabilities and stockholders' equity.$      190,607   $     169,225
                                                 ==============   =============



    The accompanying notes are an integral part of these financial statements.


                        NATIONAL INSTRUMENTS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                     Three Months Ended         Nine Months Ended
                                         September 30,             September 30,
                                  ------------------------   -------------------------
                                      1997          1996         1997          1996
                                  ------------  ----------   ------------  -----------

Net sales........................ $    60,595   $   49,679   $   175,259   $  146,328
Cost of sales....................      14,214       12,623        40,517       36,651
                                  ------------  -----------  ------------  -----------
   Gross profit..................      46,381       37,056       134,742      109,677
                                  ------------  -----------  ------------  -----------
Operating expenses:
   Sales and marketing...........      21,817       17,466        63,260       53,108
   Research and development......       9,172        6,412        23,307       18,239
   General and administrative....       4,675        4,401        13,488       12,963
                                  ------------  -----------  ------------  -----------
      Total operating expenses...      35,664       28,279       100,055       84,310
                                  ------------  -----------  ------------  -----------
      Operating income...........      10,717        8,777        34,687       25,367
Other income (expense):
   Interest income, net..........         759          499         2,162        1,070
   Foreign exchange loss, net....        (134)         (31)       (1,404)        (696)
                                  ------------  -----------  ------------  -----------
      Income before income taxes.      11,342        9,245        35,445       25,741
Provision for income taxes.......       3,743        2,887        11,697        8,495
                                  ------------  -----------  ------------  -----------
      Net income................. $     7,599   $    6,358   $    23,748   $   17,246
                                  ============  ===========  ============  ===========

Earnings per share...............$       0.23   $     0.19   $      0.71   $     0.53
                                  ============  ===========  ============  ===========

Weighted average shares
outstanding......................      33,750       33,092        33,533       32,808
                                  ============  ===========  ============  ===========

    The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                          Nine Months Ended
                                                            September 30,
                                                    ----------------------------
                                                        1997            1996
                                                    ------------    ------------
Cash flow from operating activities:
   Net income...................................... $    23,748     $    17,246
   Adjustments to reconcile net income to cash
   provided by operating activities
      Charges to income not requiring cash outlays:
        Depreciation and amortization..............       6,214           7,042
        Charge for in-process research &
        development................................       1,400           1,000
      Changes in operating assets and liabilities:
        Increase in accounts receivable............      (4,145)         (2,975)
        (Increase) decrease in inventory...........      (2,244)          3,711
        (Increase) decrease in prepaid expenses and
        other assets...............................      (2,070)            707
        Increase in current liabilities............       2,329           4,240
                                                    ------------    ------------
      Net cash provided by operating activities....      25,232          30,971
                                                    ------------    ------------

Cash flow from investing activities:
   Payments for acquisitions, net of cash received.      (2,000)           (900)
   Capital expenditures............................     (12,195)         (5,111)
   Additions to intangibles .......................        (978)         (1,368)
   Purchases of short-term investments.............     (39,610)        (61,126)
   Sales of short-term investments.................      36,907          55,900
                                                    ------------    ------------
      Net cash used in investing activities........     (17,876)        (12,605)
                                                    ------------    ------------

Cash flow from financing activities:
   Repayments of debt..............................      (4,416)         (2,509)
   Net proceeds from issuance of common stock......       1,472           1,007
                                                    ------------    ------------
      Net cash used in financing activities........      (2,944)         (1,502)
                                                    ------------    ------------

Effect of translation rate changes on cash.........        (415)            (85)
                                                    ------------    ------------

Net increase in cash and cash equivalents..........       3,997          16,779
Cash and cash equivalents at beginning of period...      30,211          12,016
                                                    ------------    ------------

Cash and cash equivalents at end of period......... $    34,208     $    28,795
                                                    ============    ============

    The accompanying notes are an integral part of these financial statements.


                        NATIONAL INSTRUMENTS CORPORATION
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         (In thousands, except share data)



                       Common               Additional
                       Stock       Common   Paid-In     Retained
                       (Shares)    Stock    Capital     Earnings   Other    Total
                       ----------  -------  ----------  ---------  -------  ---------
Balance at
  December 31, 1996    32,463,361  $   325  $   44,287  $  82,590  $  (249) $ 126,953
Net income...........          --       --          --     23,748       --     23,748
Issuance under
  employee plans.....     114,473        1       1,482         --       --      1,483
Unrealized loss on
short-term
investments..........          --       --          --         --      (10)       (10)
Foreign currency
translation
adjustment...........          --       --          --         --     (941)      (941)
                       ==========  =======  ==========  =========  =======  =========
Balance at
  September 30, 1997   32,577,834  $   326  $   45,679  $ 106,338  $(1,200) $ 151,233
                       ==========  =======  ==========  =========  ======== =========


    The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of National Instruments Corporation and its consolidated subsidiaries at September 30, 1997 and December 31, 1996, the results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, and the cash flows for the nine-month periods ended September 30, 1997 and 1996. Operating results for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2 - Earnings Per Share

On October 15, 1997, the Company declared a stock split effected in the form of a dividend of one share of common stock for each two shares of common stock outstanding. The dividend is payable on November 12, 1997 to holders of record as of the close of business on October 28, 1997. All per share data and numbers of common shares, where appropriate, have been retroactively adjusted to reflect the stock split.

Earnings per share are computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. Common share equivalents include stock options. The number of common share equivalents outstanding relating to stock options is computed using the treasury stock method.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." The new standard, which is effective for financial statements issued for periods ending after December 15, 1997, establishes standards for computing and presenting earnings per share (EPS) and requires restatement of all prior-period EPS data represented upon adoption. The Company will implement this standard in the fourth quarter of 1997. The implementation of the standard will result in the presentation of a basic EPS calculation in the consolidated financial statements as well as a diluted EPS calculation. If the Company had adopted the new standard for the third quarter of 1997, basic EPS would have been $0.23 per share and diluted EPS would have approximated the EPS of $0.23 presented in the accompanying consolidated statement of income.

NOTE 3 - Inventories

Inventories consist of the following (in thousands):

                                               September 30,       December 31,
                                                   1996               1997
                                                (unaudited)
                                               --------------    ---------------
Raw materials                                    $     5,977      $      5,324
Work-in-process                                        1,115               864
Finished goods                                         6,709             5,590
                                               --------------    ---------------
                                                 $    13,801      $     11,778
                                               ==============    ===============

NOTE 4 - Acquisition

On September 30, 1997, the Company acquired the products, technology and net assets of nuLogic, Inc. The Company recorded a $1.4 million pre-tax charge against earnings for the write-off of in-process nuLogic research and development technology that had not reached the working model stage and has no alternative future use. If this charge had not been taken, net income for the quarter ended September 30, 1997 would have been $8.6 million or $0.25 per share and net income for the nine months ended September 30, 1997 would have been $24.7 million or $0.74 per share.

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

During the third quarter of 1996, the Company purchased imaging acquisition software technology from Graftek (Miramande, France). The purchased software was amortized over the third quarter of 1996, resulting in a charge to earnings of $500,000. This amortization period was utilized due to the nature of this rapidly developing technology and the revisions to be made to the software in the near future. Excluding the effect of this charge, net income for the third quarter of 1996 would have been $6.7 million or $0.20 per share. Excluding the effect of the charge for the GSI acquisition and the amortization of intangible assets related to the Graftek purchase, net income for the nine-months ended September 30, 1996 would have been $18.2 million or $0.56 per share.

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

Results of Operations

   The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statements of income:
                              Three Months Ended           Nine Months Ended
                                 September 30,               September 30,
                            ------------------------    ------------------------
                                 1997       1996           1997         1996
                            -----------  -----------    -----------  -----------
Net sales:
   North America                 61.7%        59.4%          59.6%        57.8%
   Europe                        24.6         27.3           26.5         28.1
   Asia Pacific                  13.7         13.3           13.9         14.1
                            -----------  -----------    -----------  -----------
   Consolidated net sales       100.0        100.0          100.0        100.0
Cost of sales                    23.5         25.4           23.1         25.0
                            -----------  -----------    -----------  -----------
   Gross profit                  76.5         74.6           76.9         75.0
                            -----------  -----------    -----------  -----------
Operating expenses:
   Sales and marketing           36.0         35.1           36.1         36.3
   Research and development      15.1         12.9           13.3         12.5
   General and
   administrative                 7.7          8.9            7.7          8.9
                            -----------  -----------    -----------  -----------
     Total operating
     expenses                    58.8         56.9           57.1         57.7
                            -----------  -----------    -----------  -----------
      Operating income           17.7         17.7           19.8         17.3
Other income (expense):
   Interest income, net           1.3          1.0            1.2          0.8
   Foreign exchange loss,
   net                           (0.2)        (0.1)          (0.8)        (0.5)
                            -----------  -----------    -----------  -----------
     Income before income
     taxes                       18.8         18.6           20.2         17.6
Provision for income taxes        6.2          5.8            6.7          5.8
                            -----------  -----------    -----------  -----------
   Net income                    12.6%        12.8%          13.5%        11.8%
                            ===========  ===========    ===========  ===========


      NET SALES. Consolidated net sales increased by $10.9 million, or 22%, for the three months ended September 30, 1997 to $60.6 million from $49.7 million for the three months ended September 30, 1996, and increased $28.9 million, or 20%, to $175.3 million for the nine months ended September 30, 1997 from $146.3 million for the comparable 1996 period. The increase in sales is primarily attributable to the introduction of new and upgraded products and increased customer seminars. North American sales in the third quarter of 1997 increased by 27% over the third quarter of 1996, which was the highest growth percentage in this region since the first quarter of 1994.

      International sales as a percentage of consolidated sales for the quarter and nine months ended September 30, 1997 decreased from 40.6% to 38.3% and from 42.2% to 40.4%, respectively, over the comparable 1996 periods. Compared to 1996, the Company's European sales increased by 10% to $14.9 million for the quarter ended September 30, 1997 and by 13% to $46.4 million for the nine months ended September 30, 1997. Net sales in Asia Pacific increased by 26% to $8.3 million in the quarter ended September 30, 1997 compared to 1996 and by 18% to $24.4 million for the nine months ended September 30, 1997. The Company expects sales outside of North America to continue to represent a significant portion of its revenue.

   International sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. Sales made by the Company's direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the US dollar equivalent of these sales is affected by changes in the value of the US dollar. Between the third quarter of 1996 and the third quarter of 1997 the weighted average value of the US dollar increased by 11.7%, causing an equivalent decrease in the US dollar value of the Company's foreign currency sales and expenses. This weighted average is calculated as the percentage change in the value of the currency relative to the US dollar, multiplied by the proportion of international sales recorded in the particular currency. If the weighted average value of the US dollar in the third quarter of 1997 had been the same as that in the third quarter of 1996, the Company's sales for the third quarter of 1997 would have been $63.4 million. This effect is 4.6% of consolidated net sales in the aggregate. European sales for the third quarter of 1997 would have been $17.3 million, a 28% increase in the third quarter 1997 sales over the third quarter 1996. Asia Pacific sales for the third quarter of 1997 would have been $9.0 million, a 36% increase in third quarter 1997 sales over third quarter 1996 sales. If the weighted average value of the dollar in the nine months ended September 30, 1997 had been the same as that in the nine months ended September 30, 1996, the Company's year-to-date sales would have been $182.4 million, an increase of 25%. Since most of the Company's international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of reducing operating expenses by $1 million for the quarter ended September 30, 1997. If the current trend in the value of the dollar continues throughout 1997, it will continue to have the effect of lowering the US dollar equivalent of international sales and operating expenses.

   GROSS PROFIT. As a percentage of net sales, gross profit increased to 76.5% for the third quarter of 1997 from 74.6% for the third quarter of 1996 and increased to 76.9% for the first nine months of 1997 from 75.0% for the comparable period a year ago. The higher margin for the third quarter and nine months ended September 30, 1997 compared to prior year periods is attributable to manufacturing production efficiencies and lower component costs.

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

   SALES AND MARKETING. Sales and marketing expenses for the third quarter of 1997 increased to $21.8 million, a 25% increase, as compared to the third quarter of 1996, and increased 19% to $63.3 million for the first nine months of 1997 from the comparable 1996 period. As a percentage of net sales, sales and marketing expenses increased to 36.0% for the third quarter of 1997 from 35.1% for the third quarter of 1996 and decreased to 36.1% for the first nine months of 1997 from 36.3% for the first nine months of 1996. The increase in these expenses in absolute dollar amounts is primarily attributable to increases in sales and marketing personnel and increased sales and marketing seminars, tradeshows, and other marketing activities. Overall sales and marketing personnel increased from 497 at September 30, 1996 to 612 at September 30, 1997. The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on new recruiting, initial marketing and advertising campaign costs associated with major new product releases, the opening of new sales offices and the timing of domestic and international conferences and trade shows.

   RESEARCH AND DEVELOPMENT. Research and development expenses increased to $9.2 million for the quarter ended September 30, 1997, a 44% increase, as compared to $6.4 million for the three months ended September 30, 1996, and increased 28% to $23.3 million for the nine months ended September 30, 1997 from the comparable 1996 period. As a percentage of net sales, research and development expenses represented 15.1% and 12.9% for the third quarters ended September 30, 1997 and 1996, respectively, and 13.3% and 12.5% for the nine months ended September 30, 1997 and 1996, respectively. The above comparisons include research and development expenses of $1.4 million in the third quarter of 1997 for the write-off of in-process research and development technology related to the purchase of technology from nuLogic, Inc., $1 million incurred in the second quarter of 1996 in connection with the acquisition of Georgetown Systems, Inc., and a $500,000 expense incurred in the third quarter of 1996 for the amortization of purchased software. Excluding the effects of these charges, the increase in research and development costs in the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 is mainly due to increases in personnel costs from increased hiring, including increases in intern personnel expenses to support the Company's increased recruiting efforts. The Company believes that a significant, on-going investment in research and development is required to remain competitive.

   The Company capitalizes software development costs in accordance with the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company amortizes such costs over the related product's estimated economic useful life, generally three years, beginning when a product becomes available for general release. Amortization expense totaled $368,000 and $943,000 for the quarters ended September 30, 1997 and 1996, respectively, and $1.1 million and $1.7 million during the nine month periods ended September 30, 1997 and 1996, respectively. Software development costs capitalized were $876,000 and $821,000 for the quarter ended September 30, 1997 and 1996, respectively, and $1.3 million and $2.7 million for the first nine months of 1997 and 1996, respectively. The amounts capitalized in the third quarter and first nine months of 1997 include $612,000 related to the nuLogic acquisition.

   The amounts capitalized in the third quarter and first nine months of 1996 include Bridgeview, HiQ 3.0 for Windows and LabVIEW 4.0. The amounts capitalized also include software development costs related to the Georgetown Systems, Inc. and Graftek software acquisitions.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses for the third quarter ended September 30, 1997 increased 7% to $4.7 million from $4.4 million for the comparable prior year period. For the first nine months of 1997, general and administrative expenses increased 4% to $13.5 million from $13.0 million for the first nine months of 1996. As a percentage of net sales, general and administrative expenses decreased to 7.7% for the quarter ended September 30, 1997 from 8.9% for the third quarter of 1996. During the first nine months of 1997, general and administrative expenses decreased as a percentage of sales to 7.7% from 8.9% for the comparable prior year period. The decrease in general and administrative expenses as a percent of sales is due to operational efficiencies achieved as a result of increased systems integration during the past two years. The Company's general and administrative expense increased in absolute dollars mainly due to additional personnel. The Company expects that general and administrative expense in future periods will increase in absolute amounts and will fluctuate as a percentage of net sales.

   INTEREST INCOME, NET. Net interest income in the third quarter of 1997 increased to $759,000 from $499,000 in the third quarter of 1996 and increased to $2.2 million for the first nine months of 1997 from $1.1 million for the first nine months of 1996. This increase is primarily due to an increase in the Company's cash and short-term investment balances. Interest expense in the third quarter of 1997 decreased to $118,000 from $188,000 in the third quarter of 1996 and decreased to $376,000 for the first nine months of 1997 from $660,000 for the first nine months of 1996. This decrease is attributed to repayments of debt during 1997.

   FOREIGN EXCHANGE LOSS, NET. Net foreign exchange losses recognized in the third quarter of 1997 were $134,000 compared to $31,000 recognized in the third quarter of 1996. Net foreign exchange losses of $1.4 million were recognized for the first nine months of 1997 compared to $696,000 for the first nine months of 1996. These results are attributable to movements between the US dollar and the local currencies in countries in which the Company's sales subsidiaries are located. The Company recognizes the local currency as the functional currency of its international subsidiaries. The net losses in the first nine months of 1997 are a result of the strengthening of the US dollar against local currencies, primarily the Japanese yen and the French franc during 1997.

   The Company enters into foreign currency forward exchange contracts against a majority of its intercompany foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. This hedging strategy only partially addresses the Company's risks in foreign currency transactions as the Company does not currently hedge anticipated transactions. There can be no assurance that this strategy will be successful. The Company's hedging strategy has reduced the foreign exchange losses recorded by $1.2 million during the nine-month period ended September 30, 1997. If the strengthening of the US dollar that occurred throughout 1996 and the first nine months of 1997 continues for the remainder of 1997, the Company could experience significant foreign exchange losses due to the foreign exchange risks that are not addressed by the Company's hedging strategy. The Company typically limits the duration of its foreign exchange contracts to 90 days and does not invest in contracts for speculative purposes.

   PROVISION FOR INCOME TAXES. The provision for income taxes reflects an effective tax rate of 33% for both the nine months ended September 30, 1997 and 1996. As of September 30, 1997, six of the Company's subsidiaries had available, for income tax purposes, foreign net operating loss carryforwards of approximately $1.1 million, of which $601,000 expire between 2000 and 2007. The remaining $504,000 of loss carryforwards may be carried forward indefinitely to offset future taxable income in the related tax jurisdictions.


Liquidity and Capital Resources

   The Company is currently financing its operations and capital resources through cash flow from operations. Historically, the Company also financed its capital expenditures, such as the new manufacturing facility constructed in 1995, through borrowings from financial institutions. At September 30, 1997, the Company had working capital of approximately $111 million compared to $99 million at December 31, 1996. The increase in working capital is attributable to an increase in cash and short term investments of $6.7 million and an increase of net accounts receivable of $3.2 million from December 31, 1996 to September 30, 1997.

   Accounts receivable increased to $37 million at September 30, 1997 from $33 million at December 31, 1996, as a result of higher sales levels. Days sales outstanding increased to 60 at September 30, 1997 compared to 57 at December 31, 1996. Inventory levels increased with consolidated inventory balances of $14 million and $12 million at September 30, 1997 and December 31, 1996, respectively. Inventory increases were the result of planned efforts to increase inventory in order to support the forecasted sales levels. Inventory turns of
4.1 represent an improvement over turns of 3.7 at December 31, 1996.

   Cash used in the first nine months of 1997 for the purchase of the property and equipment totaled $12.2 million and for the capitalization of software development costs totaled $671,000. The Company continues construction of an office building next to its manufacturing facility. It is currently anticipated that a significant portion of the construction costs will be paid out of the Company's existing working capital and future cash flows. The Company estimates the total cost for the new building, including furniture, fixtures and equipment, will range from $30 million to $35 million. The Company has incurred approximately $8 million in construction costs as of September 30, 1997 and estimates approximately $13 million will be incurred during the fourth quarter of 1997 with the remainder becoming payable in the first half of 1998. In May of 1997, the Company entered into firm commitments of approximately $23.5 million for the new building. The actual level of spending may exceed this amount depending on a variety of factors, including unforeseen difficulties in construction. Upon completion of the new building, currently estimated to be mid-1998, the Company anticipates additional quarterly operating expenses of $1.5 million.

   The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances, internally generated funds, and financing arrangements with its current financial institutions. The Company has a $24.0 million credit agreement with NationsBank of Texas, N.A. which consists of (i) an $8.0 million revolving line of credit,
(ii) a $7.5 million equipment line of credit, and (iii) an $8.5 million manufacturing facility loan. As of September 30, 1997, the Company had no outstanding balances under either of the lines of credit and had repaid all of the loans except the manufacturing facility loan, which had a balance of $6.2 million. The revolving line of credit expires on June 30, 1998. The Company's credit agreements contain certain financial covenants and restrictions as to various matters, including the bank's prior approval of significant mergers and acquisitions. Borrowings under the line of credit are collateralized by substantially all of the Company's assets.

   The Company believes that its cash flow from operations, if any, existing cash balances, short-term investments and available credit under the Company's existing credit facilities, will be sufficient to meet its cash requirements for at least the next twelve months.

Issues and Outlook

   FLUCTUATIONS IN QUARTERLY RESULTS. The Company's quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including: changes in the mix of products sold; the availability and pricing of components from third parties (especially sole sources); the timing of orders; level of pricing of international sales; fluctuations in foreign currency exchange rates like the recent devaluation in certain Asian currencies; the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales; and changes in pricing policies by the Company, its competitors or suppliers. As has occurred in the past and as may be expected to occur in the future, new software products of the Company or new operating systems of third parties on which the Company's products are based, often contain bugs or errors that can result in reduced sales and/or cause the Company's support costs to increase, either of which could have a material adverse impact on the Company's operating results. Furthermore, the Company serves a number of industries such as semiconductors, telecommunications, aerospace, defense and automotive which are cyclical in nature. Downturns in these industries could have a material adverse effect on the Company's operating results.

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

   MANAGEMENT INFORMATION SYSTEMS. During 1997, the Company completed its implementation of new management information systems in Europe and Japan. As with any new management information system, unforeseen post implementation issues may arise that could affect management's ability to receive adequate, accurate and timely financial information which in turn could inhibit effective and timely decisions. Furthermore, it is possible that one or more of the Company's three regional information systems could experience a complete or partial shutdown. If this shutdown occurred near the end of a quarter it could impact the Company's product shipments and revenues as product distribution is heavily dependent on the integrated management information systems in each region. Accordingly, operating results in that quarter would be adversely impacted due to the shipments which would not occur until the following period.

   NEW PRODUCT INTRODUCTIONS AND MARKET ACCEPTANCE. The market for the Company's products is characterized by rapid technological change, evolving industry standards, changes in customer needs and frequent new product introductions, and is therefore highly dependent upon timely product innovation. The Company's success is dependent in part on its ability to successfully develop and introduce new and enhanced products on a timely basis to replace declining revenues from older products, and on increasing penetration in international markets. In the past, the Company has experienced significant delays between the announcement and the commercial availability of new products. Any significant delay in releasing new products could have a material adverse effect on the ultimate success of a product and other related products and could impede continued sales of predecessor products, any of which could have a material adverse effect on the Company's operating results. There can be no assurance that the Company will be able to introduce new products in accordance with announced release dates, that new products will achieve market acceptance or that any such acceptance will be sustained for any significant period. There can be no assurance that the Company's international sales will continue at existing levels or grow in accordance with the Company's efforts to increase foreign market penetration.

   OPERATION IN INTENSELY COMPETITIVE MARKETS. The markets in which the Company operates are characterized by intense competition from numerous competitors, and the Company expects to face further competition from new market entrants in the future. A key competitor is Hewlett-Packard Company ("HP"), which has been the leading supplier of traditional instrumentation solutions for decades. Although HP offers its own line of proprietary instrument controllers, HP also offers hardware and software add-on products for third-party desktop computers and workstations that provide solutions that directly compete with the Company's virtual instrumentation products. HP is aggressively advertising and marketing products that are competitive with the Company's products. Because of HP's strong position in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse effect on the Company operating results.

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

                           PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            11.1  Computation of Earnings Per Share
            27.1  Financial Data Schedule

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

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


                          NATIONAL INSTRUMENTS CORPORATION
                          Registrant



                                /s/Alex Davern
                                ----------------------------------
                          BY:   Alex Davern
                                Acting Chief Financial Officer
                                and Treasurer(principal financial
                                and accounting officer)






Dated:  November 13, 1997

                        NATIONAL INSTRUMENTS CORPORATION

                                INDEX TO EXHIBITS



      Exhibit No.                   Description                     Page
          11.1           Statement Regarding Computation             20
                         of Earnings per Share

          27.1           Financial Data Schedule                     21