Form 10-K
period 1997-12-31
NATIONAL INSTRUMENTS CORP /DE/
filed 1998-03-25
CIK 935494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
x Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended:  December 31, 1997
                                       OR
o Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________
                              Commission File Number 0-25426


                        NATIONAL INSTRUMENTS CORPORATION
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------
            Delaware                                       74-1871327
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                      Identification Number)
--------------------------------------------------------------------------------

   6504 Bridge Point Parkway Austin, Texas                    78730
 (address of principal executive offices)                   (zip code)
--------------------------------------------------------------------------------

       Registrant's telephone number, including area code: (512) 338-9119
--------------------------------------------------------------------------------
     Securities registered pursuant to Section 12(b) of the Act: None
Securities  registered pursuant to Section 12(g) of the Act: Common Stock, $0.01
par value                                                    (Title of Class)

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 26, 1998, was $406,302,450 based upon the last sales price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

At February 26, 1998, registrant had outstanding 32,743,493 shares of Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE
Part I and Part III incorporate certain information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 12, 1998 (the "Proxy Statement").

                                    PART I


     Certain information required by Part III is omitted from this Report in that the Registrant intends to file a definitive proxy statement pursuant to
Regulation14A   with  the  Securities  and  Exchange   Commission  (the  "Proxy
Statement") relating to its annual meeting of stockholders not later than 120 days after the end of the fiscal year covered by this Report, and such information is incorporated by reference herein.

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

     The Company is based in Austin, Texas and was incorporated under the laws of the State of Texas in May 1976 and was reincorporated in Delaware in June 1994. On March 13, 1995, the Company completed an initial public offering of shares of its Common Stock. The Company's Common Stock, $0.01 par value, is quoted on the NASDAQ National Market System under the trading symbol NATI.

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

     Although desktop computers in the 1980's typically were based on open architectures, until recently they have lacked higher-level application software development tools and intuitive graphical user interfaces ("GUIs"). Consequently, the process of creating intuitive operator interface and control panels was difficult and expensive. These early desktop computers also lacked the power to rapidly process and analyze the volume of data characteristic of many high data rate T&M and IA applications. In addition, desktop computers were difficult to network reliably until standard network operating systems evolved late in the decade. For all of these reasons, users and vendors were relatively slow to incorporate desktop computers in their instrumentation systems.

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

The Company's Virtual Instrument Approach

     The Company pioneered a new instrumentation approach called virtual instrumentation in 1986 when it introduced its LabVIEW application software, which is a graphical programming environment. While a traditional instrument bundles the data acquisition, analysis and presentation functions in a single, stand-alone unit, a "virtual instrument" consists of an industry standard computer or workstation equipped with the Company's user-friendly application software, cost-effective hardware and driver software that together perform the functions of traditional instruments. By unbundling the key instrumentation functions, virtual instruments represent a fundamental shift from traditional hardware-centered instrumentation systems to software-centered systems that exploit the computational, display, productivity and connectivity capabilities of popular desktop computers and workstations. The Company's virtual instrumentation application software products give users the power and flexibility to define, implement, modify and control each of the three core instrumentation functions. Users can mix and match their choice of the Company's DAQ and instrument control hardware/driver software with GPIB, VXI, PXI, image acquisition, motion control or serial instruments to create virtual instrumentation systems that meet their specific instrumentation needs. Because much of the instrumentation functionality resides in the software, in a significant sense, the software is the instrument.

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

     Mix and Match Capabilities

     The flexibility of the Company's virtual instrumentation approach permits users to mix and match many combinations of GPIB, VXI, DAQ, PXI, image acquisition, motion control and industrial communications products to build customized instrument solutions. The Company's open product architecture provides a high level of integration between the Company's products and other industry standard instrumentation products. This approach provides users with the flexibility to mix and match the Company's and third-party hardware components when developing custom virtual instrumentation systems.

     Long-Term Compatibility Across Multiple Computer Platforms

     The Company offers a variety of multi-platform software products so users can choose the platform and programming methodology that best meets their needs and skills. These software products also have portable, open architectures so users can move their applications among multiple platforms and operating systems. In addition, the Company strives to ensure long-term compatibility between its products and the latest industry-standard computers, operating systems, programming languages and tools, as well as backward compatibility with its own product offerings.

     Network and Integrate with Customers' Computing Environments

     The Company's products facilitate connectivity of instruments by utilizing industry communication standards such as Ethernet and TCP/IP. Its products provide data and file transfer between computers, distributed access to databases and remote test and measurement and process monitoring capabilities. In addition, the Company's products are also compatible with a wide variety of familiar, easy-to-use software applications such as word processors, spreadsheets, web browsers, and databases. In many cases, a single computer or workstation can serve both the instrumentation and general purpose computing needs of scientists and engineers.

     Large User Base

     The Company supports and encourages the sharing of ideas, derived software libraries and modules among its broad user base through user groups, newsletters, conferences and seminars. This large base of users stimulates the expansion of the Company's network of over 500 third party system integrators and consultants, who can save users time and money by providing value-added expertise, software programs and integration of systems for use with the Company's products.

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

     Support Many Computer and Instrument Options. The Company diversifies its customer base by accommodating many popular computer platforms and the four major instrumentation types: GPIB, VXI, DAQ and serial. In addition, the Company expects to continue to create or adapt products for computer systems that gain market acceptance, such as Windows NT-based computers. Customers are provided a range of price/performance options through the Company's extensive line of products.

     Provide Worldwide Marketing and Distribution. The Company uses multiple coordinated distribution channels in its major world markets. The Company's distribution channels include direct sales, distributors, OEMS, VARs and systems integrators and consultants. By using this broad range of channels, the Company seeks to develop and maintain relations with its customers and prospects and to provide the levels of support, training and education required by the market. The Company devotes significant resources to direct sales activities and, as of December 31, 1997, had 37 sales offices in the United States and 34 sales offices located in key international markets. To address the range of sales opportunities, the Company expects to continue to pursue value-added sales hannels through formal relationships with OEMS, VARS, consultants or other channels through formal relationships with OEMS, VARS, consultants or other third parties when such relationships can add significant value to its products or revenues. The Company intends to expand each of these distribution networks to take advantage of market opportunities.

     Acquire New Technologies. The Company has in the past acquired companies, products, and technologies to augment its product offerings, and intends to continue to seek opportunities to satisfy customer needs and build market penetration through acquisitions of new products and technologies in the future. In connection with these acquisitions, the Company has leveraged its established sales channels in an effort to accelerate the delivery of the acquired product to the market and build market share.

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

     Develop and Support Industry Standards. The Company actively participates in efforts to standardize key technologies by participating in industry consortia and serving on standards committees, such as IEEE 488 and VXI for the T&M market and Fieldbus and OPC for the IA market. The Company's ongoing strategy is to conform its products to established and emerging standards in both the general computer and the instrumentation industries.

Products and Technology

     The Company offers an extensive line of hundreds of computer-based products. Engineers, scientists and other users in both the T&M and IA markets can use these products with desktop computers and workstations to develop customer-defined virtual instruments. The Company's virtual instrumentation products consist of application software, which includes LabVIEW, LabWindows/CVI, ComponentWorks, Measure, BridgeVIEW, Lookout, BioBench and HiQ, and hardware/driver software, which includes GPIB, VXI, DAQ, PXI, image acquisition, motion control, and industrial communications. The Company's products are designed to work either in an integrated solution or separately. The Company believes that the flexibility, functionality and ease of use of its application software promotes sales of the Company's other software and hardware products. There are now several books available on the Company's technology, both in English and other languages.

     Application Software

     The Company offers a variety of application software products for developing instrumentation applications to meet the different programming and computer preferences of its customers. LabVIEW, LabWindows/CVI and ComponentWorks are programming environments with which users can develop GUIs, control instruments and acquire, analyze and present data. With these software products, users can design custom virtual instruments by creating a GUI on the computer screen through which they operate the actual program and control selected hardware. Users can customize front panels with knobs, buttons, dials and graphs to emulate control panels of traditional instruments or add custom graphics to visually represent the control and operation of processes. LabVIEW and LabWindows/CVI also have ready-to-use libraries for controlling hundreds of programmable instruments, including serial, GPIB and VXI, and the Company's plug-in DAQ boards. ComponentWorks has libraries for controlling GPIB instruments and the Company's plug-in DAQ boards. Once created, virtual instruments can be modified or used as components of another program by the original developer or another user.

     The principal difference between these products is in the way users develop programs. With LabVIEW, users program graphically, developing application programs by connecting icons to create "block diagrams" which are natural design notations for scientists and engineers. LabVIEW is based on dataflow programming techniques invented and patented by the Company. LabWindows/CVI is designed for instrumentation users who are more comfortable programming with the conventional, text-based language of C, and automatically generates and debugs code for instrumentation programs. ComponentWorks adds application-specific OLE or ActiveX controls and libraries to the Microsoft Visual Basic, Visual C++ and Borland Delphi development environments.

     The Company also sells a range of optional add-on products for LabVIEW, LabWindows/CVI and ComponentWorks, such as advanced analysis libraries, database tools and Internet integration.

     The Company also offers a class of software products, VirtualBench, BioBench, and Measure, which do not require any programming. VirtualBench is a collection of "turnkey" virtual instruments that mimic the operation of traditional benchtop instruments, through the use of a PC and a plug-in DAQ board. Measure is an instrumentation add-on for Microsoft Excel that lets engineers and scientists collect instrumentation data directly into a spreadsheet. BioBench is designed for physiological data acquisition and analysis in research laboratory and academic environments. BioBench is a turnkey package for PCs and works with existing instruments already used in the life sciences as well as with the Company's PC-based data acquisition products.

     The Company offers HiQ as a natural companion to its application software products for modeling, data visualization and report generation. HiQ is bundled with LabVIEW in a package called LabSuite.

     The Company's Lookout and BridgeVIEW products are targeted for the IA market. Lookout is a non-programming solution. Lookout is a human machine interface/supervisory control and data acquisition ("HMI/SCADA") software product that requires no programming or script writing. Lookout provides a scalable architecture for applications ranging from HMIs to large, sophisticated SCADA applications. BridgeVIEW industrial automation software offers a new approach to automation. The graphical programming technology pioneered by the Company's LabVIEW data acquisition and instrumentation software is core to BridgeVIEW. In the automation world, LabVIEW has been used for applications ranging from manufacturing execution systems (MES) in a frame plant to supervisory control of paper machines. BridgeVIEW builds on LabVIEW with tools tailored to IA systems.

     Hardware/Driver Software

     The Company's hardware and driver software products include GPIB, VXI, DAQ, PXI, image acquisition, motion control, and industrial communications. The Company believes it can deliver significant cost/performance benefits to users and clearly distinguish its products from competitive products by designing proprietary ASICs for use in its hardware products. Software drivers are necessary to link hardware to the operating system and the Company's application software. The high level of integration between the Company's products provides users with the flexibility to mix and match hardware components when developing custom virtual instrumentation systems.

     GPIB Interfaces/Driver Software. GPIB, also known as the IEEE 488 standard, has existed since 1975 and defines the protocol for transferring data between certain instruments and computers over an industry-standard cable. The computer must be equipped with a GPIB interface board. Driver software controls the board and the transfer of data between the instrument and the computer. GPIB is largely used in the T&M market.

     The Company began selling GPIB products in 1977 and is a leading supplier of GPIB interface boards and driver software. The Company's diverse portfolio of hardware and software products for GPIB instrument control is available for a wide range of desktop computers, workstations and minicomputers. The Company's GPIB product line also includes products for portable computers such as a PCMCIA-GPIB interface card and a product for controlling GPIB instruments using the computer's standard parallel port.

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

     VXI Controllers/Driver Software. VXI is an industry standard high-end instrumentation platform developed in 1987 through an industry consortium to take advantage of the computation and display capabilities of desktop computers and workstations. With VXI, the physical size of multiple instrument systems can be decreased and communication between instruments and computers can be dramatically improved. Like GPIB, VXI is largely used in the T&M market.

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

     The Company is a leading supplier of VXI computer controller hardware and the accompanying NI-VXI driver software. The VXl plug-and-play Systems Alliance, an industry group comprised of VXI instrumentation vendors, including Hewlett-Packard Company, has designated the Company's LabVIEW and LabWindows/CVI software as core technologies for developing special drivers used to control VXI instruments.

     DAQ Hardware/Driver Software. DAQ hardware and driver software products are "instruments on a board" that users can combine with sensors, signal conditioning hardware and software to acquire analog data and convert it into a digital format that can be accepted by a computer. The Company believes that DAQ products are typically a lower-cost solution than traditional instrumentation.

     The Company believes that applications suitable for automation with DAQ products are widespread throughout many industries for both T&M and IA applications, and that many systems currently using traditional instrumentation (either manual or computer-controlled) could be displaced by DAQ-based systems. The Company offers a range of DAQ products, including models for digital, analog and timing input-output, and for transferring data directly to a computer's random-access memory. In 1997, the Company introduced a family of computer-based instruments that deliver stand-alone instrument quality and measurement capabilities with the flexibility and scalability inherent to PC-based virtual instrumentation solutions. Computer-based instruments deliver features comparable to stand-alone traditional instruments such as oscilloscopes, DMMs, and function and arbitrary waveform generators. The Company's DAQ products provide a range of price/performance options, and include products for high speed applications such as on-line monitoring and control as well as products designed for long-term recording of slowly changing data such as temperatures. The Company offers DAQ hardware/driver software products for numerous desktop and notebook computers. The Company also offers SCXI (signal conditioning extensions for instrumentation) hardware, which expands the types and quantity of sensors that can be connected to the Company's data acquisition boards.

     PXI Modular Instrumentation. The Company's PXI modular instrument platform, which was also introduced in 1997, is a desktop PC packaged in a small, rugged form factor with expansion slots. It combines mainstream PC software and PCI hardware with advanced instrumentation capabilities designed in the VXI architecture. In essence, PXI is an instrumentation PC - delivering many of the benefits of VXI in a much smaller package and at much lower prices. The Company has targeted its PXI products for both the T&M and IA markets.

     Image Acquisition. In late 1996, the Company introduced its first image acquisition hardware and software for the machine vision market. In the past, building PC-based machine vision systems was reserved for integrators, OEMs, and vision experts. Today, with the advanced technologies in personal computers and the Company's vision products, it is cost-effective for end-users to integrate vision into their T&M and IA applications. The Company's vision software is designed to work with many different environments, including LabVIEW, LabWindows/CVI, ComponentWorks and BridgeVIEW.

     Motion Control. During 1997, the Company acquired technologies and assets that resulted in the addition of a line of motion control hardware, software and peripheral products. This intelligent PC-based motion control hardware is programmable from industry standard development environments including LabVIEW, LabWindows/CVI, and BridgeVIEW. Virtual instrument software tools for motion are easily integrated with the Company's product line, allowing motion to be combined with image acquisition, test, measurement, data acquisition and automation. As in many areas, motion control is moving to PC-based systems and the motion products allow users to leverage standard hardware and software in measurement and automation applications to create robust, flexible solutions.

     Industrial Communications Interfaces.

     In mid-1995, the Company began shipping its first interface boards for communicating with serial devices, such as dataloggers and PLCs targeted for IA applications, and benchtop instruments, such as oscilloscopes, targeted for T&M applications. Industrial applications need the same high-quality, easy-to-use hardware and software tools for communicating with industrial devices such as process instrumentation, PLCs, single-loop controllers, and a variety of I/O and DAQ devices. National Instruments offers three hardware and driver software product lines for communication with industrial devices - Controller Area Network (CAN), Foundation Fieldbus, and RS-485 and RS-232. The Company's industrial communication products are designed to work with standard serial software drivers, and Windows versions of LabVIEW, LabWindows/CVI, Lookout and BridgeVIEW.

     The Company introduced its FieldPoint product for distributed I/O applications in mid-1997. FieldPoint is an intelligent, distributed, and modular I/O system that gives industrial system developers an economical solution for monitoring and control applications. The FieldPoint system includes isolated analog and digital I/O modules, terminal base options, and network modules. FieldPoint software includes a server that provides seamless integration into BridgeVIEW, driver libraries for support under LabVIEW, LabWindows/CVI/CVI, and Lookout, and an OPC server that provides wide compatibility of FieldPoint hardware with other industrial automation software packages.

     Customer Training Courses

     The Company offers fee-based training classes and self-paced course kits for its LabVIEW, LabWindows/CVI, Lookout, BridgeVIEW, ComponentWorks, GPIB, VXI, DAQ, image acquisition, and signal processing products. On-site courses are quoted per customer requests. The Company also offers programs to certify programmers and instructors for its products.

Markets and Applications

     The Company's products are used across many industries in a variety of applications from research and development to production testing and industrial control. The Company approaches both the T&M and IA markets with essentially the same products and sales, marketing and customer support strategies.

Customers

     The Company has a broad customer base, with no customer accounting for more than 3% of the Company's sales in 1997, 1996 and 1995.

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

     The Company reaches its intended audience through distribution of written and electronic materials and demonstration disks, participation in tradeshows and technical conferences and training and user seminars. An in-house staff develops the advertising, publicity, and promotional materials that the Company uses worldwide. The primary marketing/sales tool is the Company's catalog, published annually and distributed worldwide. The 1998 catalog is over 800 pages, with detailed tutorial information that educates readers about the Company's integrated product architecture and virtual instrumentation concept. Short-form versions of the catalog are typically also available in languages of major international markets, including English (anglicized), French, German, Spanish and Japanese. Product and technical information is also provided through the Company's World Wide Web site on the Internet and through interactive CD-ROM. In 1997, the Company began selling some of its products over the Internet and expects to increase efforts in this area in the future.

     The Company also uses two quarterly newsletters to educate current and prospective customers about its products and technologies: Instrumentation Newsletter and AutomationVIEW. The Instrumentation Newsletter includes new product information, feature articles that educate readers about new instrumentation technology, user solution case studies of real-world applications, product news from Alliance Program members and key customers, and event and customer education schedules. The Company's AutomationVIEW Newsletter is targeted at IA prospects and customers.

     The Company actively markets its products in higher education environments, and identifies many colleges, universities and trade and technical schools as key accounts. The Company offers special academic pricing and products to enable universities to utilize Company products in their classes and laboratories. The Company believes its prominence in the higher education area can contribute to its future success because students gain experience using the Company's products before they enter the work force.

Sales and Distribution

     The Company distributes its software and hardware products through a direct sales organization, independent distributors, OEMs, VARs, system integrators and consultants. As of December 31, 1997, the Company had 37 sales offices in the United States, 34 sales offices outside the United States and 30 distributors worldwide. International sales accounted for approximately 41%, 43% and 44% of the Company's revenues in 1997, 1996 and 1995 respectively. The Company expects that a significant portion of its total revenues will continue to be derived from international sales. See Note 12 of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of the Company's net sales, operating income and identifiable assets.

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

     Direct Sales

     The Company directly markets and sells its products in the United States, Canada and many European and Asia/Pacific countries. As of December 31, 1997, the Company had 37 sales offices located in the United States and 34 direct international sales offices located in Australia, Austria, Belgium, Brazil, Canada, Denmark, Finland, France, Germany, Hong Kong, India, Israel, Italy, Japan, Mexico, the Netherlands, Norway, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. Many of the Company's international sales offices employ application engineering technical support specialists as well as sales, marketing and administrative personnel.

     The Company's international sales are subject to inherent risks, including fluctuations in local economies; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. The Company's sales outside of North America are denominated in local currencies, and accordingly, the Company is subject to the risks associated with fluctuations in currency rates. In particular, increases in the value of the dollar against foreign currencies decrease the dollar value of foreign sales requiring the Company either to increase its price in the local currency, which could render the Company's product prices noncompetitive, or to suffer reduced revenues and gross margins as measured in US dollars. These dynamics have adversely affected revenue growth in international markets in 1997, and they could continue to do so. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 11 of Notes to Consolidated Financial Statements.

     Distributors

     The Company utilizes distributors primarily to market its products in geographic areas not served by the Company's direct sales organization. As of December 31, 1997, the Company had distributors located in 30 countries.

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

     VARs, System Integrators and Consultants

     The Company has relationships with third-party VARs, system integrators and consultants who offer add-on products and system integration services. These third-party developers expand the Company's market and sales opportunities by adding value to the Company's standard products, making them suitable for vertical market applications such as manufacturing automation or image processing and analysis. The Company maintains a formal third-party sales/marketing/training program, called the Alliance Program, which it uses to work with many of the VARs, system integrators and consultants. Applicants must be sponsored for membership by a Company sales engineer, pass qualification criteria and pay a nominal annual membership fee. As of December 31, 1997, the Company's Alliance Program had over 500 members. The Company publishes directories of third-party Alliance Program member products and services for use by its sales force and its end users to locate additional products and/or services compatible with the Company's products. The Company makes available to qualified third-parties the opportunity to participate in joint marketing and sales programs, such as trade shows, customer sales events and the Instrumentation Newsletter.

Customer Support

     The Company believes the ability to provide comprehensive service and support to its customers is an important factor in its business. The Company permits customers to return products within 30 days from receipt for a refund of the purchase price less a restocking charge, and generally provides a two-year warranty on GPIB hardware products, a one-year warranty on other hardware products, and a 90-day warranty on software (medium only). Historically, warranty costs have not been material. Some of the key elements of the Company's service and support strategy include:Some of the key elements of the Company's service and support strategy include:

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

     The Company has implemented certain programs, including pre-release bug analysis measures and enhanced project-tracking efforts, in order to improve the product development process and to permit more accurate product development scheduling. Nonetheless, there can be no assurance that the Company's research and development efforts will not encounter delays or other difficulties, that development efforts will result in commercially successful products, or that the Company's products will not be rendered obsolete by changing technology or new product announcements by other companies.

     As of December 31, 1997, the Company employed 373 people in product research and development. The Company's research and development expenses were $30.3 million, $24.4 million and $20.0 million for 1997, 1996 and 1995, respectively.

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

     As of December 31, 1997, the Company held 38 United States patents and 10 patents in foreign countries, and had 95 patent applications pending in the United States and foreign countries. Sixteen of such United States patents are software patents related to LabVIEW, and cover fundamental aspects of the graphical programming approach used in LabVIEW. The Company's patents expire from 2007 to 2015. No assurance can be given that the Company's pending patent applications will result in the issuance of patents. The Company also owns certain registered trademarks in the United States and abroad.

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

Employees

     As of December 31, 1997, the Company had 1,465 employees, including 373 in research and development, 674 in sales and marketing and customer support, 224 in manufacturing and 194 in administration and finance. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage. The Company considers its employee relations to be good.

ITEM 2.     PROPERTIES

     The Company's principal administrative and sales and marketing activities are conducted at a Company-owned 136,000 square foot building in Austin, Texas. The Company also leases approximately 27,700 square feet of office space also located in Austin, Texas to house additional research and development and marketing personnel.

     The Company owns 69 acres of land in north Austin, Texas, at which its manufacturing, research and development, and certain other operations are conducted in a 140,000 square foot facility. The Company is currently in the process of constructing a 232,000 square foot office facility, which is located next to the manufacturing facility, to be completed in the summer of 1998. In addition, the Company presently plans to construct other buildings at this site and to move the balance of its Austin-based operations to this new site.

     As of December 31, 1997, the Company also maintained a number of sales and support offices in the United States and overseas. The Company believes existing field sales and support facilities are adequate to meet its current requirements. The Company plans to continue to expand its field sales and support facilities worldwide where appropriate to further penetrate existing and new market opportunities. The Company believes that suitable additional or substitute space will be available in the foreseeable future in the United States.

ITEM 3.     LEGAL PROCEEDINGS

            Not Applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

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

     The Company's Common Stock, $0.01 par value, trades on The Nasdaq National Market under the symbol NATI. The following high and low closing prices for the Common Stock, as reported by Nasdaq, have been retroactively restated to reflect the three-for-two stock split declared by the Company's Board of Directors on October 15, 1997 for holders of record as of the close of business on October 28, 1997.

                1997           High           Low

       First Quarter 1997      25 5/6         20 2/3
       Second Quarter 1997     23 1/2         18 1/2
       Third Quarter 1997      31             21 5/6
       Fourth Quarter 1997     33 1/3         25

                1996           High           Low

       First Quarter 1996      14 1/3         11 1/6
       Second Quarter 1996     16 1/3         13 5/6
       Third Quarter 1996      19 1/2         14 1/6
       Fourth Quarter 1996     21 1/3         17 2/3


     As of February 26, 1998, there were approximately 720 holders of record of the Common Stock and approximately 4,100 shareholders of beneficial interest.

     The Company believes factors such as quarterly fluctuations in results of operations, announcements by the Company or its competitors, technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimates by analysts may cause the market price of the Common Stock to fluctuate, perhaps substantially. In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to their operating results. These broad market and industry fluctuations were most recently noted during the fourth quarter of 1997 when many technology stocks declined in price. There can be no assurances that these market concerns will not continue in the immediate future and may adversely affect the market price of the Company's Common Stock.

     To date, the Company has not paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain any available funds to finance the growth and operation of its business and does not anticipate paying any cash dividends in the immediate future.

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

                                           Years Ended December 31,
                               -------------------------------------------------
                                 1997      1996      1995      1994       1993
                               --------  --------  --------  --------   --------
                                    (in thousands, except per share data)
Statements of Income Data:
Net sales:...............
  North America..........     $141,783  $114,382  $ 93,001  $ 77,333   $ 65,190
  Europe.................       66,318    58,108    51,145    38,505     31,631
  Asia Pacific...........       32,777    28,225    20,673    11,165      8,707
                               --------  --------  --------  --------   --------
  Consolidated net sales       240,879   200,715   164,819   127,003    105,528

Cost of sales............       55,096    49,755    39,525    30,627     25,526
                               --------  --------  --------  --------   --------
  Gross profit...........      185,783   150,960   125,294    96,376     80,002
                               --------  --------  --------  --------   --------

Operating expenses:
  Sales and marketing....       87,096    72,067    63,733    49,957     41,571
  Research and development      30,296    24,387    19,991    15,163     11,761
  General and administrative    18,508    17,129    15,071    11,414      9,370
                               --------  --------  --------  --------   --------
  Total operating expenses     135,900   113,583    98,795    76,534     62,702
                               --------  --------  --------  --------   --------

  Operating income.......       49,883    37,377    26,499    19,842     17,300

Other income (expense):
  Interest income........        3,455     2,405     1,635       240         23
  Interest expense.......         (502)     (844)     (875)     (542)      (681)
  Net foreign exchange
   (loss) gain...........       (2,649)     (899)      150     1,556       (785)
                               --------  --------  --------  --------   --------
  Income before income taxes    50,187    38,039    27,409    21,096     15,857

Provision for income taxes      16,562    12,553     9,986     8,129      5,782
                               --------  --------  --------  --------   --------

  Net income                  $ 33,625  $ 25,486  $ 17,423  $ 12,967   $ 10,075
                               ========  ========  ========  ========   ========

Basic earnings per share      $   1.03  $   0.79  $   0.56  $   0.48   $   0.37
                               ========  ========  ========  ========   ========
Weighted average shares
  outstanding-basic             32,563    32,359    31,158    27,164     27,083
                               ========  ========  ========  ========   ========

Diluted earnings per share    $   1.00  $   0.77  $   0.55  $   0.47   $   0.37
                               ========  ========  ========  ========   ========
Weighted average shares
  outstanding-diluted           33,656    32,943    31,424    27,483     27,434
                               ========  ========  ========  ========   ========

                                                  December 31,
                               -------------------------------------------------
                                 1997      1996      1995      1994       1993
                               --------  --------  --------  --------   --------
                                                 (in thousands)
Balance Sheet Data:
  Cash and cash equivalents   $ 31,943  $ 30,211  $ 12,016  $  7,526   $  4,443
  Short-term investments..      51,067    48,956    37,765       ---        ---
  Working capital.........     112,142    99,294    74,546    26,869     20,016
  Total assets............     204,490   169,225   137,102    70,751     51,275
  Long-term debt, net of
    current portion.......       5,151     9,175    11,603     9,083      9,137
  Total stockholders' equity   161,754   126,953    98,736    40,474     27,379

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

Overview.

     National Instruments Corporation engages in the design, development, manufacture and marketing of instrumentation software and specialty interface cards for general commercial, industrial and scientific applications. The Company offers hundreds of products used to create virtual instrumentation systems. The Company has identified two major markets for its products: test and measurement and industrial automation. Many of the Company's products may be used in either environment, and consequently, specific application of the Company's products is determined by the end-customer and often is not known to the Company at the time of sale. The Company approaches both markets with essentially the same products which are used in a variety of applications from research and development to production testing and industrial control. The Company sells to a large number of customers in a wide variety of industries. No single customer accounted for more than 3% of the Company's sales in 1997, 1996 or 1995.

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

Results of Operations

     The following table sets forth, for the periods  indicated,  the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
consolidated statements of income:

                                           Years Ended December 31,
                                      --------------------------------
                                        1997        1996        1995
                                      --------    --------    --------
Net Sales
  North America................         58.9%       57.0%       56.4%
  Europe.......................         27.5        29.0        31.1
  Asia Pacific.................         13.6        14.0        12.5
                                      --------    --------    --------
  Consolidated net sales.......        100.0       100.0       100.0
Cost of sales..................         22.9        24.8        24.0
                                      --------    --------    --------
  Gross profit.................         77.1        75.2        76.0
Operating expenses:
  Sales and marketing..........         36.1        35.9        38.7
  Research and development.....         12.6        12.2        12.1
  General and administrative...          7.7         8.5         9.1
                                      --------    --------    --------
   Total operating expenses....         56.4        56.6        59.9
                                      --------    --------    --------
   Operating income............         20.7        18.6        16.1
Other income (expense):
  Interest income..............          1.4         1.2         1.0
  Interest expense.............         (0.2)       (0.4)       (0.5)
  Net foreign exchange (loss)
    gain.......................         (1.1)       (0.4)        0.1
                                      --------    --------    --------
  Income before income taxes...         20.8        19.0        16.7
Provision for income taxes.....          6.9         6.3         6.1
                                      --------    --------    --------
  Net income...................         13.9%       12.7%       10.6%
                                      ========    ========    ========

     Net Sales. In 1997, a continued increase in demand for the Company's existing and new products generated a 20% increase over 1996 in net sales which follows a 23% increase from 1995 to 1996. This year marks the fourteenth consecutive year of annual sales growth of 20% or more. The increase in sales in these periods is primarily attributable to the introduction of new and upgraded products in each period, increased market acceptance of the Company's products, and an expanded customer base. The growth in 1997 sales over 1996 is attributed to the synergy of focusing the domestic and international efforts on the Company's main products and on increasing the number of tradeshows and customer seminars.

     In constant dollars, net sales increased 26%, 24%, and 25% for the years ended December 31, 1997, 1996 and 1995, respectively. The relatively higher constant dollar growth rate in 1997 is attributed to successful new product introductions. The decrease in the 1997 U.S. dollar annual growth rate, 20% compared to 23% in 1996, is the result of the strengthening U.S. dollar as discussed further in this document.

     North American revenue was $141.7 million in 1997, an increase of 24% from 1996, following a 23% increase in 1996 over 1995. The increase in the North American revenue growth is attributed to new product sales as the direct result of the Company's investment in research and development. European revenue was $66.3 million, an increase of 14% over 1996, following a 14% increase in 1996 from 1995. Asia Pacific revenue grew 16% to $32.7 million, following a 37% increase in 1996 over 1995 levels. International sales (sales to customers outside of North America) accounted for 41%, 43% and 44% of the Company's consolidated net sales for 1997, 1996 and 1995, respectively. The decrease in the Asia Pacific revenue growth rate, in U.S. dollars, during 1997 is attributed to the weakening of the Japanese yen, Korean won and other Asian currencies. See the discussion below for more information concerning the impact of foreign currency fluctuations on sales growth. The growth in 1996 in the Asia Pacific region was driven by increased customer acceptance of localized Japanese products and local support and increased penetration in the other Asian countries. The Company intends to continue to expand its international operations by increasing market presence in existing markets, and continuing to use distributors to sell its products in countries in which the sales volume does not justify direct sales activities. Although international sales as a percent of total sales decreased in U.S. dollars, the Company has determined that this is the effect of the strengthening dollar and anticipates that sales outside of North America will continue to represent a significant and possibly increasing portion of its revenues.

     The Company's international sales are subject to inherent risks, including fluctuations in local economies; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. The Company's sales outside of North America are denominated in local currencies, and accordingly, the Company is subject to the risks associated with fluctuations in currency rates. In particular, increases in the value of the dollar against foreign currencies decrease the U.S. dollar value of foreign sales requiring the Company either to increase its price in the local currency, which could render the Company's product prices noncompetitive, or to suffer reduced revenues and gross margins as measured in U.S. dollars. These dynamics have adversely affected revenue growth in international markets in 1997 and 1996, and they could continue to do so. In December 1997, the Company expanded its foreign currency hedging program to include both foreign currency forward and option contracts to reduce the effect of exchange rate fluctuations. However, the hedging program will not eliminate all of the Company's foreign exchange risks. See "Foreign Exchange Gain/Loss" below and Note 11 of Notes to Consolidated Financial Statements.

     Sales made by the Company's direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the weighted average value of the U.S. dollar. This weighted average is calculated as the percentage change in the value of the currency relative to the dollar, multiplied by the proportion of international sales recorded in the particular currency. Between 1996 and 1997 this weighted average value of the U.S. dollar increased by 11%, causing an equivalent decrease in the U.S. dollar value of the Company's foreign currency sales and expenses. If the weighted average value during 1997 had been the same as that in 1996, the Company's consolidated net sales for 1997 would have been $252.0 million representing an increase of $51.0 million, which represents 26% consolidated sales growth. If the weighted average value during 1997 had been the same as that in 1996, the Company's consolidated operating expenses would have been $139.7 million, representing an increase of $26.1 million, or 23%. If the weighted average value during 1996 had been the same as that in 1995, the comparable sales growth factor would have been 24% growth in 1996 over 1995. The preceding proforma amounts and percentages are presented for comparison purposes. If the current trend in exchange rates continue throughout 1998, it will have the effect of lowering the U.S. dollar equivalent of international sales and operating expenses.

     Gross Profit. As a percentage of sales, gross profit represented 77%, 75%, and 76% in 1997, 1996, and 1995, respectively. The relatively high software content of the Company's products is demonstrated in the gross margins achieved by the Company. The relatively higher margin in 1997 is the result of reduced direct material costs used in production and the favorable leveraging of our production overhead expenses against the increase in sales. The lower margin in 1996 can be attributed to increased software duplication outsourcing costs and inventory reductions. There can be no assurance that the Company will maintain the historical margin.

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

     The Company believes its current manufacturing capacity is adequate to meet current needs. The Company plans to add, if sales dictate, a third production line in 1998. There can be no assurances that a delay in the implementation of the third line would not have a material impact on revenues and results of operations.

     Sales and Marketing. Sales and marketing expense in 1997 increased 21% from 1996, which followed an increase of 13% in 1996 from 1995. The increase in the expense in absolute amounts during 1997 and 1996 is primarily attributable to programs to increase the Company's international presence in both the European and Asia Pacific markets, increases in sales and marketing personnel both internationally and in North America, increased marketing for new products and a worldwide seminar series. Sales and marketing personnel increased by 37 during 1997 from 272 at December 31, 1996 to 309 at December 31, 1997. Sales and marketing expense as a percentage of revenue remained steady at 36% of revenue during 1997 following a decline in 1996 to 36% from 39% in 1995. In 1996, the Company benefited from reduced promotional costs as a result of converting to more electronic media such as the Company's World Wide Web server accessed through the Internet and an interactive CD-ROM application, Instrupedia(TM), and more cost-effective demonstration disks.

     The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on initial marketing and advertising campaign costs associated with major new product releases, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

     Research and Development. Research and development expense as reported in 1997 increased 24% compared to 1996 following an increase of 22% in 1996 over 1995. When adjusted for the acquisition of the products, technology, and assets of nuLogic during 1997 and the acquisition of Georgetown Systems, Inc. and another software acquisition during 1996, research and development expense grew 26% in 1997 following a 14% increase in 1996 over 1995. (See Note 8 of Notes to Consolidated Financial Statements for a description of the Company's acquisitions.) The increase in research and development expenditures (excluding the acquisition related charges in 1997 and 1996) in absolute amounts and as a percentage of sales in each period was primarily due to the hiring of additional product development engineers. Research and development personnel increased from 300 at December 31, 1996 to 373 at December 31, 1997. The Company believes that a significant investment in research and development is required to remain competitive and continue revenue growth.

     The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company amortizes such costs over the related product's estimated economic life, generally three years, beginning when a product becomes available for general release. Amortization expense totaled $1.5 million, $2.1 million, and $1.2 million during 1997, 1996 and 1995, respectively. The decrease in amortization expense is due primarily to amortization of $500,000 of development costs capitalized as a result of a 1996 imaging acquisition software purchase. Software development costs capitalized during such years were $2.1 million, $3.0 million and $793,000, respectively. The significant items capitalized in 1997 include DAQ, LabVIEW 5.0, LabWindows/CVI/CVI and purchased software development costs related to the nuLogic acquisition. The levels of capitalization in prior years are primarily a result of completing significant upgrade projects for LabVIEW, LabWindows/CVI/CVI, BridgeVIEW and purchased software development costs.

     General and Administrative. General and administrative expense in 1997 increased 8% from 1996, which followed an increase of 14% in 1996 from 1995. The increased spending in absolute dollars in 1997 was primarily due to the increase in information systems personnel, costs to train personnel, the use of outside consultants, and costs to implement the new management information system in Japan. The increased spending in absolute dollars from 1995 to 1996 was primarily due to the increased sales volume and the related supporting activities and also due to the costs of supporting the Company's management information systems in North America and Europe. General and administrative expense as a percentage of revenue declined to 8% of revenue during 1997. This decline is attributable to the efficiencies in North America and Europe achieved primarily as a result of the implementation of the new management information system. The Company expects that general and administrative expense in future periods will increase in absolute amounts and will fluctuate as a percentage of net sales.

     Interest Income and Expense. Interest income in 1997 increased 44% from 1996, which followed an increase of 47% in 1996 from 1995. The primary source of interest income is from the investment of proceeds from the Company's issuance of common stock under an initial public offering in March 1995 and cash flow generated from operations. During 1997, interest income continued to increase due to the investment of cash generated from operations. Interest expense decreased 41% from 1996, which followed a decrease of 4% in 1996 from 1995. Interest expense represents less than one percent of net sales and fluctuates as a result of bank borrowings and interest terms thereon. The large decrease in interest expense from 1996 to 1997 is attributed to repayments of the equipment loan and the Millennium loan during January 1997. See Note 6 of Notes to Consolidated Financial Statements for a description of the Company's debt.

     Foreign Exchange Gain/Loss. The Company experienced net foreign exchange losses of $2.6 million during 1997, compared to losses of $899,000 in 1996 and gains of $150,000 in 1995. These results are attributable to movements between the U.S. dollar and the local currencies in countries in which the Company's sales subsidiaries are located. The Company recognizes the local currency as the functional currency of its international subsidiaries. The loss in 1997 is attributable to the strengthening of the U.S. dollar.

     The Company utilizes foreign currency forward exchange contracts against a majority of its foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. The Company typically limits the duration of its foreign exchange forward contracts to 90 days.

     In December 1997, the Company expanded its foreign currency hedging program to also include foreign currency option contracts in order to reduce its exposure of future net foreign currency cash flows. The Company's policy allows for the purchase of 5% "out-of-the-money" foreign currency option contracts for up to 80% of its risk and limits the duration of these contracts to 12 months. As a result, the Company's hedging activities only partially address its risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. If the strengthening of the U.S. dollar that occurred throughout 1997 continues in 1998, the Company will continue to experience significant foreign exchange losses due to the foreign exchange risks that are not addressed by the Company's hedging strategy.

     The Company does not currently invest in contracts for speculative purposes nor does it intend to do so in the foreseeable future. See Note 11 of Notes to Consolidated Financial Statements for a description of the Company's forward and option contracts and hedged positions.

     Provision for Income Taxes. The provision for income taxes reflects an effective tax rate of 33% in 1997 and 1996 and 36% in 1995. The decrease in the effective tax rate from 1995 to 1996 resulted from a change in the mix of income among taxing jurisdictions and utilization of tax credits for taxes paid in higher tax rate jurisdictions.

     At December 31, 1997, six of the Company's subsidiaries had available, for income tax purposes, foreign net operating loss carryforwards of approximately $1.1 million of which $568,000 expire between 2000 and 2007. The remaining $503,000 of loss carryforwards may be carried forward indefinitely to offset future taxable income in the related tax jurisdictions. See Note 7 of Notes to Consolidated Financial Statements for further discussion of the Company's income tax provision.

Liquidity and Capital Resources

     The Company is currently financing its operations and capital expenditures through cash flow from operations. Historically, the Company financed its capital expenditures, such as the new manufacturing facility constructed in 1995, through borrowings from financial institutions. At December 31, 1997, the Company had working capital of approximately $112.1 million compared to $99.3 million at December 31, 1996.

     Accounts receivable increased to $37.4 million at December 31, 1997 from $33.4 million at December 31, 1996, as a result of higher sales levels. Receivable days outstanding of 54 days at December 31, 1997 represent an improvement over 57 days outstanding at December 31, 1996. Consolidated inventory balances have increased to $15.5 million at December 31, 1997 from $11.8 million at December 31, 1996. Inventory turns of 4.1 per year represent an improvement over turns of 3.7 per year at December 31, 1996 and reflect improvements in inventory management occurring at the Company's manufacturing facility in Austin, Texas as well as at the centralized European warehouse in Amsterdam.

     Cash used for investing activities in 1997 includes $22.0 million for the purchase of property and equipment, including construction in process, capitalization of software development costs of $2.1 million, net short-term investment purchases of $2.1 million and acquisition costs of $2.0 million for the purchase of nuLogic during 1997. The Company expects to complete an office building located next to its manufacturing facility in Austin, Texas in the summer of 1998. The Company estimates the total cost for the new building, including furniture, fixtures and equipment, will range from $35.0 million to $40.0 million. The Company has incurred approximately $16.0 million in construction costs as of December 31, 1997 with the remainder becoming payable in the first half of 1998.The remaining portion of the construction costs and costs of furniture, fixtures and equipment will be paid out of existing working capital and future cash flows. Upon completion of the new building the Company anticipates additional quarterly operating expenses of $1.5 million.

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances, internally generated funds, and financing arrangements with its current financial institutions. The Company has a $16.5 million credit agreement with NationsBank of Texas, N.A. which consists of (i) an $8.0 million revolving line of credit, and (ii) an $8.5 million manufacturing facility loan. As of December 31, 1997, the Company had no outstanding balance on the line of credit and a balance of $6.0 million on the manufacturing facility loan. The revolving line of credit expires on June 30, 1998. The Company's credit agreements contain certain financial covenants and restrictions as to various matters, including the bank's prior approval of significant mergers and acquisitions. Borrowings under the line of credit are collateralized by substantially all of the Company's assets. See Note 6 of Notes to Consolidated Financial Statements for additional information regarding the Company's borrowing activity.

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

Factors Affecting the Company's Business

     Fluctuations in Quarterly Results. The Company's quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including: changes in the mix of products sold; the availability and pricing of components from third parties (especially sole sources); the timing of orders; level of pricing of international sales; fluctuations in foreign currency exchange rates like the recent devaluation in certain Asian currencies; the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales; and changes in pricing policies by the Company, its competitors or suppliers. Specifically, if the Asian currencies continue to weaken against the U.S. dollar, and if the local sales prices cannot be raised, the Company will experience a deterioration of its Asian profit margin. As has occurred in the past and as may be expected to occur in the future, new software products of the Company or new operating systems of third parties on which the Company's products are based, often contain bugs or errors that can result in reduced sales and/or cause the Company's support costs to increase, either of which could have a material adverse impact on the Company's operating results. Furthermore, the Company serves a number of industries such as semiconductors, telecommunications, aerospace, defense and automotive which are cyclical in nature. Downturns in these industries could have a material adverse effect on the Company's operating results.

     In recent years, the Company's revenues have been characterized by seasonality, with revenues typically being relatively constant in the first, second and third quarters, growing in the fourth quarter and being relatively flat or declining from the fourth quarter of the year to the first quarter of the following year. If this historical pattern continues, revenues for the first quarter of 1998 may not exceed revenues from the fourth quarter of 1997. The Company's results of operations in the third quarter of 1998 may be adversely affected by lower sales levels in Europe which typically occur during the summer months. The Company believes the seasonality of its revenue results from the international mix of its revenue and the variability of the budgeting and purchasing cycles of its customers throughout each international region.

     New Product Introductions and Market Acceptance. The market for the Company's products is characterized by rapid technological change, evolving industry standards, changes in customer needs and frequent new product introductions, and is therefore highly dependent upon timely product innovation. The Company's success is dependent in part on its ability to successfully develop and introduce new and enhanced products on a timely basis to replace declining revenues from older products, and on increasing penetration in international markets. In the past, the Company has experienced significant delays between the announcement and the commercial availability of new products. Any significant delay in releasing new products could have a material adverse effect on the ultimate success of a product and other related products and could impede continued sales of predecessor products, any of which could have a material adverse effect on the Company's operating results. There can be no assurance that the Company will be able to introduce new products in accordance with announced release dates, that new products will achieve market acceptance or that any such acceptance will be sustained for any significant period. Failure of new products to achieve or sustain market acceptance could have a material adverse effect on the Company's operating results. Moreover, there can be no assurance that the Company's international sales will continue at existing levels or grow in accordance with the Company's efforts to increase foreign market penetration.

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

     Management Information Systems. During 1997, the Company completed its implementation of new management information systems in Europe and Japan. As with any new management information system, unforeseen post implementation issues may arise that could affect management's ability to receive adequate, accurate and timely financial information which in turn could inhibit effective and timely decisions. Furthermore, it is possible that one or more of the Company's three regional information systems could experience a complete or partial shutdown. If this shutdown occurred near the end of a quarter it could impact the Company's product shipments and revenues as product distribution is heavily dependent on the integrated management information systems in each region. Accordingly, operating results in that quarter would be adversely impacted due to the shipments which would not occur until the following period. The Company is working to achieve reliable regional management information systems to control costs and improve the ability to deliver its products in substantially all of its direct markets worldwide. No assurance can be given that the Company's efforts will be successful. The failure to receive adequate, accurate and timely financial information could inhibit management's ability to make effective and timely decisions. For further information related to the management information system see the discussion of the Impact of Year 2000 included in this document.

     Risks Associated with International Operations and Foreign Economies. International sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. The regulatory environment in some emerging countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by the Company's direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the weighted average value of the U.S. dollar. This weighted average is calculated as the percentage change in the value of the currency relative to the dollar, multiplied by the proportion of international sales recorded in the particular currency. Between 1996 and 1997 this weighted average value of the U.S. dollar increased by 11%, causing an equivalent decrease in the U.S. dollar value of the Company's foreign currency sales and expenses. If the weighted average value during 1997 had been the same as that in 1996, the Company's consolidated net sales for 1997 would have been $252.0 million representing an increase of $51.0 million, which represents 26% consolidated sales growth. If the weighted average value during 1997 had been the same as that in 1996, the Company's consolidated operating expenses would have been $139.7 million, representing an increase of $26.1 million, or 23%. If the strengthening of the U.S. dollar continues in the future, it could have a materially adverse effect on the operating results of the Company.

     Dependence on Key Suppliers. The Company's manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these components are available through sole or limited sources. Sole-source components purchased by the Company include application-specific integration circuits ("ASICS") and other components. The Company has in the past experienced delays and quality problems in connection with sole-source components, and there can be no assurance that these problems will not recur in the future. Accordingly, the failure to receive sole-source components from suppliers could result in a material adverse effect on revenues and results of operations.

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

     Dependence on Key Management and Technical Personnel. The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, research and development and operational personnel including Dr. Truchard, Mr. Kodosky and other members of senior management and key technical personnel. The Company has no agreements providing for the employment of any of its key employees for any fixed term and the Company's key employees may voluntarily terminate their employment with the Company at any time. The loss of the services of one or more of the Company's key employees in the future could have a material adverse affect on operating results. The Company also believes its future success will depend in large part upon its ability to attract and retain additional highly skilled management, technical, marketing, research and development, product development and operational personnel with experience in managing large and rapidly changing companies as well as training, motivating and supervising the employees. In addition, the recruiting environment for engineering and other technical professionals is very competitive. Competition for qualified software engineers is particularly intense. The Company also recruits and employs foreign nationals to achieve its hiring goals primarily for entry-level engineering and software positions. There can be no guarantee that the Company will continue to be able to recruit foreign nationals to the current degree if government requirements for temporary and permanent residence becomes increasingly restrictive. These factors further intensify competition for key personnel, and there can be no assurance that the Company will be successful in retaining its existing key personnel or attracting and retaining additional key personnel.

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

     Impact of Year 2000. Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional.

     Based on a recent assessment, the Company believes that its products are Year 2000 compliant. While the Company is not currently aware of any Year 2000 compliance issues with its products, no assurances can be made that problems will not arise such as customer problems with other software programs, operating systems or hardware that disrupt their use of the Company's products. There can be no assurances that such disruption would not negatively impact costs and revenues in future years.

     The Company has been assured by Oracle Corporation that all of the Company's Oracle-based management information systems ,which include the manufacturing, distribution, finance, and order entry systems, are Year 2000 compliant with the exception of the management information system in Japan. The Company expects to upgrade the Japanese system during 1998. The Company plans to begin internal year 2000 testing of the major management information systems during 1998 as well as assess any additional year 2000 issues worldwide. The Company is aware that the current customer marketing database and customer support software are not Year 2000 compliant. However, the Company expects to upgrade both systems prior to year 2000 as part of on-going system upgrades.

     The Company presently believes that with modifications to existing software and conversions to new software, the year 2000 issue can be mitigated. It is not anticipated that there will be a significant increase in costs as much of the year 2000 activities will be a continuation of the on-going process to improve all the Company's systems. The Company plans to complete the year 2000 project by mid 1999. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material impact on the operations of the Company. Specific factors that might cause a material impact include, but are not limited to, availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, failure by third parties to timely convert their systems, and similar uncertainties.


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


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Election of Directors."

     The information concerning the Company's executive officers required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Executive Officers."


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


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                      PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   Documents Filed with Report

            1. Financial Statements. See Index to Consolidated Financial Statements at page F-1 of this Form 10-K and the Financial Statements and Notes thereto which are included at pages F-2 to F-20 of this Form 10-K.

            2.    Exhibits

            Exhibit
            Number   Description

              3.1*   Certificate of Incorporation of the Company.
              3.2*   Bylaws of the Company.
              4.1*   Specimen of Common Stock certificate of the Company.
              4.2*   Rights Agreement dated as of May 19, 1994, between the
                     Company and The First National Bank of Boston.
             10.1*   Form of Indemnification Agreement.
             10.2*   1994 Incentive Plan.
             10.3*   1994 Employee Stock Purchase Plan.
             10.4*   Loan Agreement dated as of July 6, 1993, between the
                     Company and NationsBank of Texas, N.A., as amended and
                     supplemented.
             10.5**  Loan Agreements dated as of June 27, 1996, between the
                     Company and NationsBank of Texas, N.A., as amended and
                     supplemented.
             10.6*** Construction Contract for Phase 2 Building between
                     National Instruments Corporation and White Construction
                     Company.
             11.1    Computation of Earnings Per Common Share.
             21.1    Subsidiaries of the Company.
             23.1    Consent of Independent Public Accountants.
             24      Power of Attorney (see page 28).

                  *  Incorporated by reference to the Company's
                     Registration Statement on Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
                 ** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
                *** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

      (b)   Reports on Form 8-K.

            Not Applicable.

      (c)   Exhibits

            See Item 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Registrant

                              NATIONAL INSTRUMENTS CORPORATION


March 25, 1998                BY:  /s/ James J. Truchard
                                   Dr. James J. Truchard
                                   Chairman of the Board and President

                                POWER OF ATTORNEY

             KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. James J. Truchard and Alexander M. Davern, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his substitute or substitutes, any do or cause to be done by virtue hereof.

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
--------------------------------------------------------------------------------

        Signature             Capacity in Which Signed              Date

--------------------------------------------------------------------------------

/s/ James J. Truchard        Chairman of the Board and
Dr. James J. Truchard      President (Principal Executive     March 19, 1998
                                      Officer)
--------------------------------------------------------------------------------

/s/ Alexander M. Davern           Chief Financial             March 19, 1998
Alexander M. Davern       Officer and Treasurer (Principal
                          Financial and Accounting Officer)
--------------------------------------------------------------------------------

/s/ Jeffrey L. Kodosky                Director                March 19, 1998
Jeffrey L. Kodosky
--------------------------------------------------------------------------------

/s/ William C. Nowlin, Jr.            Director                March 19, 1998
William C. Nowlin, Jr.
--------------------------------------------------------------------------------

/s/ L. Wayne Ashby                    Director                March 19, 1998
L. Wayne Ashby
--------------------------------------------------------------------------------

/s/ Donald M. Carlton                 Director                March 23, 1998
Dr. Donald M. Carlton
--------------------------------------------------------------------------------

/s/ Ben G. Streetman                  Director                March 19, 1998
Ben G. Streetman
--------------------------------------------------------------------------------

/s/ Gerald T. Olson                   Director                March 19, 1998
Gerald T. Olson
--------------------------------------------------------------------------------

                        NATIONAL INSTRUMENTS CORPORATION
                          INDEX TO FINANCIAL STATEMENTS

                                                                      Page No.
Financial Statements:
Report of Independent Accountants                                       F-2
Consolidated Balance Sheets as of December 31, 1997 and 1996            F-3
Consolidated Statements of Income for the Three Years Ended
   December 31, 1997                                                    F-4
Consolidated Statements of Cash Flows for the Three Years Ended
   December 31, 1997                                                    F-5
Consolidated Statements of Stockholders' Equity for the Three
   Years Ended December 31, 1997                                        F-6
Notes to Consolidated Financial Statements                              F-7

Financial Statement Schedules:
For the Three Years Ended December 31, 1997
     Schedule II - Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        Report of Independent Accountants

To the Board of Directors and Stockholders of National Instruments Corporation

     In our  opinion,  the  accompanying  consolidated  balance  sheets  and the related consolidated statements of income, of cash flows and stockholders' equity, present fairly, in all material respects, the financial position of National Instruments Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
Austin, Texas
January 26, 1998

                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                         December 31,
                                                     --------------------
Assets                                                 1997        1996
                                                     --------    --------
Current assets:
  Cash and cash equivalents...................      $ 31,943    $ 30,211
  Short-term investments......................        51,067      48,956
  Accounts receivable, net....................        37,411      33,442
  Inventories.................................        15,505      11,778
  Prepaid expenses and other current assets...         5,387       2,059
  Deferred income tax, net....................         7,900       5,139
                                                     --------    --------
   Total current assets.......................       149,213     131,585

Property and equipment, net...................        46,805      32,184
Intangibles and other assets..................         8,472       5,456
                                                     ========    ========
   Total assets...............................      $204,490    $169,225


Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt...........      $    851    $  1,517
  Accounts payable............................        16,946      11,430
  Accrued compensation........................         8,219       6,367
  Accrued expenses and other liabilities......         2,455       2,993
  Income taxes payable........................         4,871       6,823
  Other taxes payable.........................         3,729       3,161
                                                     --------    --------
   Total current liabilities..................        37,071      32,291

Long-term debt, net of current portion........         5,151       9,175
Deferred income taxes, net....................           514         806
                                                     --------    --------
   Total liabilities..........................        42,736      42,272
                                                     --------    --------
Commitments and contingencies                            ---         ---

Common stock: par value $.01; 60,000,000
  shares authorized; 32,656,473 and
  32,463,361 shares issued and outstanding,
  respectively................................           326         325
Additional paid-in capital....................        47,160      44,287
Retained earnings.............................       116,215      82,590
Other.........................................        (1,947)       (249)
                                                     --------    --------
  Total stockholders' equity..................       161,754     126,953
                                                     --------    --------
  Total liabilities and stockholders' equity..      $204,490    $169,225

The accompanying notes are an integral part of these financial statements.

                        Consolidated Statements of Income
                      (In thousands, except per share data)

                                         For the Years Ended December 31,
                                       ------------------------------------
                                          1997         1996         1995
                                       ----------   ----------   ----------
Net sales.......................       $ 240,879    $ 200,715    $ 164,819
Cost of sales...................          55,096       49,755       39,525
                                       ----------   ----------   ----------
  Gross profit..................         185,783      150,960      125,294
                                       ----------   ----------   ----------

Operating expense:
  Sales and marketing...........          87,096       72,067       63,733
  Research and development......          30,296       24,387       19,991
  General and administrative....          18,508       17,129       15,071
                                       ----------   ----------   ----------
  Total operating expenses......         135,900      113,583       98,795
                                       ----------   ----------   ----------
  Operating income..............          49,883       37,377       26,499
Other income (expense):
  Interest income...............           3,455        2,405        1,635
  Interest expense..............            (502)        (844)        (875)
  Net foreign exchange (loss) gain        (2,649)        (899)         150
                                       ----------   ----------   ----------
  Income before income taxes....          50,187       38,039       27,409
Provision for income taxes......          16,562       12,553        9,986
                                       ==========   ==========   ==========
  Net income....................       $  33,625    $  25,486    $  17,423
                                       ==========   ==========   ==========

Basic earnings per share........       $    1.03    $    0.79    $    0.56
                                       ==========   ==========   ==========

Weighted average shares                   32,563       32,359       31,158
  outstanding-basic.............       ==========   ==========   ==========

Diluted earnings per share             $    1.00    $    0.77    $    0.55
                                       ==========   ==========   ==========

Weighted average shares                   33,656       32,943       31,424
  outstanding-diluted...........       ==========   ==========   ==========

The accompanying notes are an integral part of these financial statements.

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                              For the Years Ended December 31,
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------  ----------  ----------
Cash flow from operating activities:
 Net income...........................      $  33,625   $  25,486   $  17,423
 Adjustments to reconcile net income to
 cash provided by operating activities:
  Charges to income not requiring cash
   outlays:
     Depreciation and amortization....          8,715       9,210       7,006
     Benefit for deferred income taxes         (3,072)       (779)     (3,547)
     Purchase of in-process research &
     development......................          1,400       1,000         ---
  Changes in operating assets and
   liabilities:
     Increase in accounts receivable..         (4,059)     (4,715)     (5,204)
     (Increase) decrease in inventory.         (4,335)      3,275      (5,351)
     Increase in prepaid expenses and
      other assets....................         (5,753)       (402)     (1,733)
     Increase in accounts payable.....          4,741       2,582       1,305
     Increase in accrued expenses and
      other liabilities...............          1,199       4,620       5,020
                                            ----------  ----------  ----------
Net cash provided by operating activities      32,461      40,277      14,919
                                            ----------  ----------  ----------

Cash flow from investing activities:
  Purchases of short-term investments.        (48,408)    (68,790)    (70,202)
  Sales of short-term investments.....         46,298      57,619      32,506
  Capital expenditures................        (21,998)     (6,811)    (16,162)
  Additions to capitalized software...         (2,102)     (1,568)     (1,103)
  Payments for acquisitions, net of
   cash received......................         (2,000)     (1,200)        ---
                                            ----------  ----------  ----------
Net cash used in investing activities         (28,210)    (20,750)    (54,961)
                                            ----------  ----------  ----------

Cash flow from financing activities:
  Borrowings from long-term debt......            ---         ---       5,161
  Repayments of long-term debt........         (4,640)     (3,017)     (1,704)
  Net proceeds from issuance of common
   stock under initial public offering            ---         ---      39,567
  Net proceeds from issuances of common
   stock under employee plans.........          2,874       1,891       1,310
                                            ----------  ----------  ----------
Net cash (used in) provided by financing
  activities..........................         (1,766)     (1,126)     44,334
                                            ----------  ----------  ----------

Effect of translation rate changes on cash       (753)       (206)        198
                                            ----------  ----------  ----------

Net increase in cash and cash equivalents       1,732      18,195       4,490
  Cash and cash equivalents at beginning
  of period...........................         30,211      12,016       7,526
                                            ==========  ==========  ==========
Cash and cash equivalents at end of period  $  31,943   $  30,211   $  12,016
                                            ==========  ==========  ==========

Cash paid for interest and income taxes
  Interest............................      $     451   $     904   $   1,084
                                            ==========  ==========  ==========
  Income taxes........................      $  21,490   $  11,135   $  10,173

The accompanying notes are an integral part of these financial statements.

                 Consolidated Statements of Stockholders' Equity
                        (In thousands, except share data)

                                        Additional
                      Common    Stock   Paid-In     Retained
                      Shares    Amount  Capital     Earnings   Other     Total
                    ----------  ------  ----------  --------  -------- ---------
Balance at
December 31,
1994.............   27,494,784  $ 275   $    340    $ 39,681  $   178  $ 40,474
  Net income.....          ---    ---        ---      17,423      ---    17,423
  Issuance of
  common stock
  under initial
  public offering    4,515,000     45     39,522         ---      ---    39,567
  Issuance of
  common stock
  under employee
  plans..........      198,060      2      1,308         ---      ---     1,310
  Foreign currency
  translation
  adjustment.....          ---    ---        ---         ---     (107)     (107)
  Unrealized gain
  on short-term
  investments....          ---    ---        ---         ---       69        69
                    ----------  ------  ----------  --------  -------- ---------

Balance at
December 31,
1995.............   32,207,844    322     41,170      57,104      140    98,736
  Net income.....          ---    ---        ---      25,486      ---    25,486
  Issuance of
  common stock in
  connection with
  acquisition....       91,374      1      1,228         ---      ---     1,229
  Issuance of
  common stock
  under employee
  plans..........      164,143      2      1,889         ---      ---     1,891
  Foreign currency
  translation
  adjustment.....          ---    ---        ---         ---     (410)     (410)
  Unrealized gain
  on short-term
  investments....          ---    ---        ---         ---       21        21
                    ----------  ------  ----------  --------  -------- ---------

Balance at
December 31,
1996.............   32,463,361    325     44,287      82,590     (249)  126,953
  Net income.....          ---    ---        ---      33,625      ---    33,625
  Issuance of
  common stock
  under employee
  plans..........      193,112      1      2,873         ---      ---     2,874
  Foreign currency
  translation
  adjustment.....          ---    ---        ---         ---   (1,713)   (1,713)
  Unrealized gain
  on short-term
  investments....          ---    ---        ---         ---       15        15
                    ----------  ------  ----------  --------  -------- ---------

Balance at
December 31,
1997.............   32,656,473  $ 326   $ 47,160    $116,215  $(1,947) $161,754
                    ==========  ======  ==========  ========  ======== =========

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

     The Company engages in the design, development, manufacture and marketing of instrumentation software and specialty interface cards for general commercial, industrial and scientific applications. The Company offers hundreds of products used to create virtual instrumentation systems. The Company has identified two major markets for its products: test and measurement and industrial automation. The Company's products may be used in either environment, and consequently, specific application of the Company's products is determined by the customer and often is not known to the Company at the time of sale. The Company approaches both markets with essentially the same products which are used in a variety of applications from research and development to production testing and industrial control. The following industries and applications are served worldwide by the Company: advanced research, automotive, commercial aerospace, computers and electronics, continuous process manufacturing, education, government/defense, medical research/pharmaceutical, power/energy, semiconductors, telecommunications and others.

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

     Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using standard costs which approximate the first in, first out (FIFO) method. Cost includes the acquisition cost of purchased components, parts and subassemblies, in-bound freight costs, labor and overhead. Market, with respect to raw materials, is replacement cost and, with respect to work-in-process and finished goods, is net realizable value.

     Property and equipment

     Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from twenty to thirty years for buildings and three to five years for equipment. Leasehold improvements are depreciated over the shorter of the life of the lease or the asset.

     Intangible assets

     The  Company  has   capitalized   costs  related  to  the  development  and
acquisition of certain software products. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis for those products available for market and has been recognized based on the product's estimated economic life, generally three years. Intangible assets are periodically assessed for impairment of value and any loss is recognized upon impairment.

     Concentrations of credit risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of foreign currency forward and option contracts, cash and cash equivalents, short-term investments and trade accounts receivable. In management's opinion, no significant concentration of credit risk exists for the Company.

     The Company's counterparties in its foreign currency forward and option contracts are major financial institutions. The Company does not anticipate nonperformance by these counterparties. The Company maintains cash and cash equivalents with various financial institutions located in many countries worldwide. Company policy is to limit exposure in foreign countries by transferring cash to the U.S. The Company's short-term investments are diversified among and limited to high-quality securities with high credit ratings. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across many countries and industries worldwide. The amount of sales and trade accounts receivable to any individual customer was not significant for the periods presented.

     Revenue recognition

     Sales revenue is recognized on the date the product is shipped to the customer. Provision is made for estimated sales returns. Revenue related to the sale of extended service contracts is deferred and amortized on a straight-line basis over the service period.

     Accounts receivable are net of allowances for doubtful accounts of $4.0 million and $2.4 million at December 31, 1997 and 1996, respectively.

     Warranty expense

     The Company offers a one-year limited warranty on most hardware products and a 90-day warranty on software products which is included in the sales price of many of its products. Provision is made for estimated future warranty costs at the time of sale.

     Advertising expense

     The Company expenses its costs of advertising as incurred. Advertising expense for the years ended December 31, 1997, 1996 and 1995 is $27.1 million, $22.2 million and $16.5 million, respectively.

     Foreign currency translation

     The functional currency for the Company's international operations is the applicable local currency. The assets and liabilities of these operations are translated at the rate of exchange in effect on the balance sheet date; sales and expenses are translated at average rates. The resultant gains or losses from translation are included in a separate component of stockholders' equity. Gains and losses resulting from remeasuring monetary asset and liability accounts that are denominated in a currency other than a subsidiary's functional currency are included in determining net income.

     Foreign currency hedging instruments

     The Company enters into foreign currency forward contracts to hedge its exposure on material foreign currency receivables. The Company does not hold or issue financial instruments for trading purposes. These financial instruments are carried at market value, which is measured on the basis of spot rates on the balance sheet date. Realized and unrealized gains and losses on the forward contracts are netted against the related foreign currency loss or gain and included in other income for the period.

     In December 1997, the Company expanded its foreign currency hedging program. The Company's 1998 hedging program will also include the use of foreign currency purchased option contracts to hedge anticipated transactions for periods not exceeding twelve months. Realized and unrealized gains and premiums of foreign currency purchased option contracts that are designated and effective as hedges of anticipated transactions are deferred and recognized in income in the same period as the hedged transaction. The risk of loss associated with purchased options is limited to premium amounts paid for the contracts, which could be significant.

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

     Earnings per share

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." The new standard, which is effective for financial statements issued for periods ending after December 15, 1997, establishes standards for computing and presenting earnings per share (EPS) and requires restatement of all prior-period EPS data. The Company adopted this standard in the fourth quarter of 1997. The implementation of the standard has resulted in the presentation of a basic EPS calculation in the consolidated financial statements as well as a diluted EPS calculation. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. Common share equivalents include stock options. The number of common share equivalents outstanding relating to stock options is computed using the treasury stock method.

     The reconciliation of the denominators used to calculate the basic EPS and diluted EPS for the years ended December 31, 1997, 1996 and 1995, respectively is as follows (in thousands):

                                                       December 31,
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------  ----------  ----------
Weighted average shares outstanding-basic   $   32,563  $   32,359  $   31,158

Plus: Common share equivalents
  Stock options..........................        1,093         584         266
                                            ==========  ==========  ==========
Weighted average shares outstanding-diluted $   33,656  $   32,943  $   31,424
                                            ==========  ==========  ==========
     Stock-based compensation plans

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As allowed by SFAS No. 123, the Company continues to apply the provisions of APB Opinion No. 25 "Accounting for Stock issued to Employees" and related interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Future accounting requirements

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which the Company will be required to adopt for fiscal year 1998. This statement will require the Company to report in the financial statements, in addition to net income, comprehensive income and its components including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity services. Upon adoption, the Company will also be required to reclassify financial statements for earlier periods provided for comparative purposes. The Company currently expects that the effect of adoption of SFAS No. 130 may be primarily from foreign currency translation adjustments and the unrealized gains and losses on certain investments in debt and equity securities and has not yet determined the manner in which comprehensive income will be displayed.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company will be required to adopt for fiscal year 1998. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under SFAS No. 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The adoption of this new accounting standard is not expected to have a material impact on the consolidated balance sheet or statement of income.

Note 2: Short-term investments

     Short-term investments at December 31, 1997 and 1996, consisting of state and municipal securities, were acquired at an aggregate cost of $51.1 million and $48.9 million, respectively. The contractual maturities of these securities, which are classified as available-for-sale and carried at fair value, are as follows (in thousands):
                                                         December 31,
                                                     --------------------
                                                       1997        1996
                                                     --------    --------
    90 days to one year                              $ 38,724    $ 26,218
    One year through two years                         12,343      22,738
                                                     ========    ========
                                                     $ 51,067    $ 48,956
                                                     ========    ========
Note 3: Inventories

     Inventories consist of the following (in thousands):

                                                         December 31,
                                                     --------------------
                                                       1997        1996
                                                     --------    --------
    Raw materials                                    $  6,985    $  5,324
    Work-in-process                                     1,315         864
    Finished goods                                      7,205       5,590
                                                     ========    ========
                                                     $ 15,505    $ 11,778
                                                     ========    ========

Note 4: Property and equipment

     Property and equipment consist of the following (in thousands):

                                                         December 31,
                                                     ---------------------
                                                       1997        1996
                                                     --------    ---------
    Land                                             $  4,006    $  4,006
    Buildings                                          16,873      16,077
    Furniture and equipment                            40,839      36,468
                                                     --------    ---------
                                                       61,718      56,551
    Accumulated depreciation                          (30,922)    (25,459)
    Construction in process                            16,009       1,092
                                                     --------    ---------
                                                     $ 46,805    $ 32,184
                                                     ========    =========

     Depreciation expense for the years ended December 31, 1997, 1996 and 1995, is $7.1 million, $7.1 million and $5.8 million, respectively. Construction in process represents an office building the Company expects to complete in the summer of 1998. See Note 13 for future commitments.

Note 5: Intangibles and other assets

     Intangibles and other assets at December 31, 1997 and 1996 include capitalized software development costs of $3.4 million and $2.7 million, respectively, which are net of accumulated amortization of $7.1 million and $5.6 million, respectively. Amortization of software development costs totaled $1.5 million, $2.1 million and $1.2 million during the years ended December 31, 1997, 1996 and 1995, respectively.

Note 6: Debt

     Debt consists of the following (in thousands):           December 31,
                                                           ------------------
                                                             1997      1996
                                                           --------  --------
     Short-term debt: Revolving line, lender's prime
       (8.5% at December 31, 1997) less 1/2%,
       $8,000,000 commitment, June 30, 1998.........       $    ---  $    ---
                                                           ========  ========
     Long-term debt: Equipment loan, 6.5%, due in
       equal quarterly payments of principal and
       interest through June 30, 1997...............       $    ---  $    488
     Millennium loan, 6.45%, quarterly payments of
       principal and interest beginning September 30,
       1994, 14 year amortization, seven-year term..            ---     3,324
     Manufacturing facility loan, LIBOR (6.7% at
       December 31, 1997), $8,480,000 commitment,
       half the principal is payable, together with
       interest, in equal quarterly installments
       over a five-year term, beginning September
       1995, remainder due at maturity..............          6,002     6,847
     Other..........................................            ---        33
                                                           --------  --------
Total debt..........................................          6,002    10,692
  Less current portion..............................            851     1,517
                                                           ========  ========
Long-term portion...................................       $  5,151  $  9,175
                                                           ========  ========

     The terms of the Company's debt agreements include various covenants which require, among other things, a minimum tangible net worth of $65.0 million plus one-half of the Company's net income for completed fiscal years after 1995. First security interests vary among the notes, but the loans are cross-collateralized by essentially all of the Company's assets.

     Long-term debt maturing in years 1998 through 2000 is $848,000 per year and $3.5 million in 2001.

Note 7: Income taxes

     The components of income before the provision for income taxes are as follows (in thousands):
                                                        December 31,
                                                ----------------------------
                                                  1997      1996      1995
                                                --------  --------  --------
          Domestic.....................         $42,400   $35,108   $22,908
          Foreign......................           7,787     2,931     4,501
                                                --------  --------  --------
                                                $50,187   $38,039   $27,409
                                                ========  ========  ========

     The provision for income taxes charged to operations is as follows (in thousands):
                                                  Years Ended December 31,
                                                ----------------------------
                                                  1997      1996      1995
                                                --------  --------  --------
          Current tax expense
            U.S. federal...............         $15,140   $10,234   $11,805
            State......................           1,468       985       703
            Foreign....................           3,026     2,113     1,025
                                                --------  --------  --------
          Total current................          19,634    13,332    13,533
                                                --------  --------  --------
          Deferred tax expense (benefit)
            U.S. federal...............          (2,719)     (201)   (3,914)
            State......................            (227)     (180)     (239)
            Foreign....................            (126)     (398)      606
                                                --------  --------  --------
          Total deferred...............          (3,072)     (779)   (3,547)
                                                ========  ========  ========
          Total provision..............         $16,562   $12,553   $ 9,986
                                                ========  ========  ========

     Deferred tax liabilities (assets) at December 31, 1997 and 1996 are as follows (in thousands):

                                                            December 31,
                                                        --------------------
                                                          1997        1996
                                                        --------    --------
     Capitalized software.........................       $   735     $   708

     Depreciation.................................           ---          59
                                                        --------    --------
       Gross deferred tax liabilities.............          735         767
                                                        --------    --------
     Depreciation and amortization................         (842)        ---
     Operating loss carryforwards.................         (272)      (249)
     Vacation and other accruals..................       (1,385)    (1,242)
     Inventory valuation and warranty provisions..       (2,225)    (1,666)
     Doubtful accounts and sales provisions.......       (1,362)    (1,320)
     Unrealized exchange loss.....................         (649)      (111)
     Intercompany profit..........................         (762)      (510)
     Undistributed earnings of foreign subsidiaries        (364)       (28)
     Other........................................         (615)      (290)
                                                        --------    --------
       Gross deferred tax assets..................       (8,476)    (5,416)
                                                        --------    --------
     Valuation allowance..........................          269         245
                                                        ========    ========
     Net deferred tax asset.......................      $(7,472)    $(4,404)
                                                        ========    ========

     The increase in the deferred tax assets valuation allowance in 1997 of $24,000 is attributable to the increase in operating losses in foreign jurisdictions the benefits of which are not assured of realization at December 31, 1997.

     A reconciliation of income taxes at the U.S. federal statutory income tax rate to the effective tax rate follows:
                                                    Years Ended December 31,
                                                    ------------------------
                                                     1997     1996     1995
                                                    ------   ------   ------
U.S. federal statutory tax rate...............        35 %     35 %     35 %
Foreign sales corporation benefit.............        (1)      (2)      (2)
Loss from unconsolidated foreign subsidiaries        ---        1       (3)
Foreign income taxes in excess of U.S.
federal statutory rate........................       ---      ---        3
Foreign tax credits utilized..................        (1)      (2)     ---
Tax exempt interest...........................        (2)      (2)      (1)
State income taxes, net of federal tax benefit         2        2        2
Other.........................................       ---        1        2
                                                    ------   ------   ------
  Effective tax rate..........................        33 %     33 %     36 %
                                                    ======   ======   ======

     As of December 31, 1997, six of the Company's subsidiaries have available, for income tax purposes, foreign net operating loss carryforwards of approximately $1.1 million, of which $568,000 expire during the years 2000-2007 and $503,000 of which may be carried forward indefinitely.

     A deferred income tax benefit of $336,000 was provided in 1997 for the estimated foreign tax credits that will be utilized upon the anticipated future repatriation of approximately $1.9 million of foreign undistributed earnings in the form of dividends. The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $1.1 million of non-U.S. subsidiaries' undistributed earnings as of December 31, 1997, because such earnings are intended to be reinvested indefinitely. These earnings would become subject to U.S. tax and foreign withholding tax, if they are actually or deemed to be remitted to the parent company as dividends or if the Company should sell its stock in these subsidiaries. If these earnings were distributed, foreign tax credits should become available under current law to reduce or eliminate the resulting U.S. income tax and foreign withholding tax liabilities.

Note 8: Acquisitions

     On September 30, 1997, the Company acquired the products, technology and net assets of nuLogic, Inc. for a purchase price of approximately $2.0 million in cash. The acquisition was accounted for as a purchase. The results of nuLogic's operations have been combined with those of the Company since the date of acquisition. The Company recorded a $1.4 million pre-tax charge against earnings during the third quarter of 1997 for the write-off of in-process nuLogic research and development technology that had not reached the working model stage. If this charge had not been taken, net income for the year ended December 31, 1997 would have been $34.6 million or $1.03 per share-diluted. The Company also recorded $612,000 of capitalized software development costs related to the acquisition, which are included in intangibles and other assets and are being amortized on a straight line basis over three years.

     On April 1, 1996, the Company acquired all of the issued and outstanding shares of common stock of Georgetown Systems, Inc. ("GSI") for an aggregate purchase price of approximately $2.0 million, paid with 91,374 unregistered shares of the Company's common stock and $764,000 in cash. The acquisition was accounted for as a purchase. The results of GSI's operations have been combined with those of the Company since the date of acquisition. The Company recorded a $1.0 million charge against earnings during the second quarter of 1996 for the write-off of in-process research and development technology purchased from GSI that had not reached the working model stage. The Company also recorded $920,000 of capitalized software development costs related to the acquisition, which are included in intangibles and other assets and are being amortized on a straight line basis over three years.

     During the third quarter of 1996, the Company purchased imaging acquisition software technology. The purchased software was amortized over the third quarter of 1996, resulting in an expense of $500,000. This amortization period was utilized due to the nature of this rapidly developing technology and the revisions to be made to the software in the near future. Excluding the effect of the charge for the GSI acquisition and the amortization of intangible assets related to the imaging acquisition software technology purchase, net income for the year ended December 31, 1996 would have been $26.5 million or $0.80 per share-diluted.

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

     On October 15, 1997, the Company declared a stock split effected in the form of a dividend of one share of common stock for each two shares outstanding. The dividend was paid on November 12, 1997 to holders of record as of the close of business on October 28, 1997.

     All share information included in the accompanying consolidated financial statements and notes has been retroactively adjusted to reflect the exchange and stock splits.

     Stock-based compensation plans

     At December 31, 1997, the Company has two active stock-based compensation plans and one inactive plan. No compensation cost has been recognized in the Company's financial statements for the fixed stock option plans and the stock purchase plan. If compensation cost for the Company's two active stock-based compensation plans were determined based on the fair value at the grant date for awards under those plans consistent with the method established by SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data).

                                                  Years Ended December 31,
                                              --------------------------------
                                                1997        1996        1995
                                              --------    --------    --------

Net income                    As reported     $ 33,625    $ 25,486    $ 17,423
                              Pro-forma         29,829      23,458      16,317

Basic earnings per share      As reported     $   1.03    $   0.79    $   0.56
                              Pro-forma           0.92        0.72        0.52

Diluted earnings per share    As reported     $   1.00    $   0.77    $   0.55
                              Pro-forma           0.89        0.71        0.52

     Stock option plans

     The Company had a 1983 Incentive Stock Option Plan under which options were granted to certain key employees pursuant to award agreements executed in 1983 (exercisable at $.05 per share), 1985 (exercisable at $.11 per share), and 1989 (exercisable at $1.55 per share). This plan terminated on November 30, 1993. Under the plan, options were granted at a price not less than fair market value on the date of grant. All options must be exercised within ten years of the date of grant.

     The stockholders of the Company approved the 1994 Incentive Stock Option Plan on May 9, 1994. At the time of approval, 4,050,000 shares of the Company's Common Stock were reserved for issuance under this plan. In 1997, an additional 3,150,000 shares of the Company's common stock were reserved for issuance under this plan. The 1994 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of stock options to directors, executive officers and employees of the Company and its subsidiaries. Awards under the plan must be granted within ten years of the effective date of the 1994 Plan. Options granted may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares vests over a five to ten year period, beginning on the date of grant. Stock options must be exercised within ten years from date of grant. Stock options are issued at market price at the grant date. Shares available for grant at December 31, 1997 were 4,180,124.

     Transactions under all plans are summarized as follows:

                                            Number of shares  Weighted average
                                              under option     exercise price
                                            ----------------  ----------------
     Outstanding at December 31, 1994....         144,180         $   1.55
       Exercised.........................         (49,362)            1.79
       Canceled..........................         (43,473)            9.79
       Granted...........................         977,100             9.85
                                            ----------------  ----------------
     Outstanding at December 31, 1995....       1,028,445             9.07
       Exercised.........................         (13,763)           10.14
       Canceled..........................         (88,976)           11.57
       Granted...........................       1,081,725            13.58
                                            ----------------  ----------------
     Outstanding at December 31, 1996....       2,007,431            11.39
       Exercised.........................         (62,754)           11.52
       Canceled..........................        (151,898)           15.47
       Granted...........................       1,245,402            22.10
                                            ----------------  ----------------
     Outstanding at December 31, 1997....       3,038,181         $  15.57
                                            ================  ================

     Options exercisable at December 31:
       1995..............................         140,003         $   7.22
       1996..............................         410,841             9.98
       1997..............................         801,970            12.07

     Weighted average, grant date fair value                  Weighted average
     of options granted during:                                  fair value
       1995..............................         977,100         $   4.58
       1996..............................       1,081,725             6.25
       1997..............................       1,245,402            10.15

                                December 31, 1997
-------------------------------------------------------------------------------
                 Options Outstanding                      Options Exercisable
-----------------------------------------------------  ------------------------
                                           Weighted
                               Weighted     average                 Weighted
                  Number of    average     remaining    Number of   average
   Exercise        options     exercise   contractual    options    exercise
    price        outstanding    price      life (yrs)  exercisable   price
--------------   -----------   --------   -----------  -----------  --------
$ 1.55 -  1.55       96,300    $  1.55         2          60,300     $ 1.55
  9.67 - 13.17      793,736       9.85         7         359,491       9.83
 13.33 - 21.08      987,442      13.77         8         275,696      13.58
 21.67 - 21.67    1,042,103      21.67         9         105,999      21.67
 22.25 - 32.00      118,600      26.64        10             484      26.55
--------------   -----------   --------   -----------  -----------  --------
$ 1.55 - 32.00    3,038,181      15.57         8         801,970      12.07

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during 1997, 1996 and 1995: dividend expense yield of 0%; an expected life of 7.2 years; expected volatility of 30.6%; and a risk-free interest rate of 6.3%.

Employee stock purchase plan

     The Company's stock purchase plan became effective March 13, 1995 upon the first date of registration of the Company's Common Stock. The plan permits substantially all employees to acquire the Company's Common Stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the participation period. The semi-annual periods begin on October 1 and April 1 of each year. Employees may designate up to 15% of their compensation for the purchase of Common Stock. Common Stock reserved for future employee purchases aggregated 2,001,133 shares at December 31, 1997. Shares issued under this plan were 130,358 in 1997. The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions:

                                         1997        1996        1995
                                       --------    --------    --------
     Dividend expense yield........          0%          0%          0%
     Expected life.................    6 months    6 months    6 months
     Expected volatility...........         50%         60%         60%
     Risk-free interest rate.......       5.22%       5.22%       5.22%

     Weighted  average,  grant date,
     fair value of purchase rights
     granted under the Employee Stock     Number of     Weighted average
     Purchase Plan:                         shares         fair value
                                          ---------     ----------------
       1995........................        226,808          $   3.37
       1996........................        140,403              4.77
       1997........................        117,373              7.68

Stockholders' rights plan

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

Note 10: Employee retirement plan

     The Company has a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code. Substantially all domestic employees with at least one year of continuous service are eligible to participate and may contribute up to 15% of their compensation. The Board of Directors has elected to make matching contributions equal to 50% of employee contributions, which may be applied to a maximum of 6% of each participant's compensation. Company contributions vest immediately. Company contributions charged to expense were $799,000, $686,000 and $606,000 in 1997, 1996 and 1995, respectively.

Note 11: Financial instruments

     Fair value of financial instruments

     The estimated fair value amounts disclosed below have been determined by the Company using available market information and valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop these estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the company could realize in a current market exchange. The use of different market assumptions could have a significant effect on the estimates. For certain financial instruments of the Company, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amount approximates fair value due to the short-term maturity of these instruments. The estimated fair values of the other assets (liabilities) of the Company's remaining financial instruments at December 31, 1997 and 1996 are as follows (in thousands):
                                                   December 31,
                                   -------------------------------------------
                                           1997                   1996
                                   --------------------   --------------------
                                   Carrying               Carrying
                                    Amount   Fair Value    Amount   Fair Value
                                   --------  ----------   --------  ----------
     Short-term investments....    $51,067   $ 51,067     $48,956   $ 48,956
     Other assets:
       Forward contracts.......        662        662         134        134
       Options.................        740        816         ---        ---
     Long-term debt............     (5,151)    (4,379)     (9,175)    (8,962)

     The fair values of short-term investments were estimated based upon quotes from brokers. Foreign exchange forward contracts fair values are estimates using quoted exchange rates at the applicable balance sheet date. Foreign exchange option contracts fair values were estimated based upon quotes from brokers as of the applicable balance sheet date. The fair value of long-term debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

     Foreign currency hedging

     The Company enters into foreign currency forward exchange contracts to hedge its exposure on material foreign currency receivables. The following table summarizes the activity of the Company's foreign currency hedging program for the year ended December 31, 1997. The amounts exchanged between the Company and the financial institution are derived from the underlying foreign currency amounts and the exchange rates. Accordingly, these amounts are not a measure of the exposure of the Company through its use of forward contracts. The activity for the year ended December 31, 1997 is as follows (in local currency in thousands):

                                                                      Exchange
                                                                      Rate
                                                                      (per U.S.
                    Balance at                           Balance at   Dollar) at
                    December 31, Contracts Transactions/ December 31, December 31,
                    1996         Purchased Maturities    1997         1997
                    ------------ --------- ------------- ------------ ------------
Austrian Schilling        3,400     13,600      13,600        3,400       12.63
British Pound.....          850      1,610       2,460          ---         .61
Danish Kroner.....        2,000      5,800       6,700        1,100        6.85
Dutch Guilder.....          650      1,650       2,300          ---        2.03
French Franc......        9,500     56,785      51,360       14,925        6.01
German Deutsche Mark      1,300      1,300       2,600          ---        1.80
Italian Lire......    1,950,000  8,975,000   8,750,000    2,175,000    1,768.00
Japanese Yen......      475,000  3,330,000   2,950,000      855,000      130.57
Norwegian Kroner..        3,500     14,800      14,600        3,700        7.36
Singapore Dollar..          400      1,500       1,550          350        1.68
Spanish Peseta....       69,500    198,500     268,000          ---      152.33
Swedish Krona.....        3,100      8,400      11,500          ---        7.94
Swiss Franc.......          ---      2,650       1,950          700        1.46

The outstanding contracts mature on January 23, 1998.

     For those currencies in which the Company has a material foreign currency exposure, the following represents the hedged and unhedged portions of the Company's foreign currency receivables at December 31, 1997 (expressed in thousands of U.S. dollars at the December 31, 1997 exchange rates):

                                                        Amount    Unhedged
                                          Receivable    Hedged    Exposure
                                          ----------   --------   --------
     Austrian Schilling............       $    346     $   274    $    72
     French Franc..................          2,488       2,488        ---
     Hong Kong Dollar..............            562         ---        562
     Italian Lire..................          1,203       1,203        ---
     Japanese Yen..................          6,853       6,853        ---
     Korean Won....................            506         ---        506
     Norwegian Kroner..............            643         520        123
     Spanish Peseta................            415         ---        415
     Swiss Franc...................            438         438        ---
     Taiwanese Dollar..............            649         ---        649
                                          ----------   --------   --------
                                          $ 14,103     $11,776    $ 2,327
                                          ==========   ========   ========

     In addition to this unhedged exposure, the Company has unhedged receivables aggregating $1.0 million which is comprised of individual balances less than $300,000 (U.S. dollars) at December 31, 1997.

     Foreign currency forward contracts reduced the Company's net foreign exchange loss for December 31, 1997 and 1996 by $2.0 million and $674,000, respectively, and reduced the net foreign exchange gain by $405,000 for the year ended December 31, 1995.

     In December 1997, the Company expanded its foreign currency hedging program. In addition to utilizing forward contracts to hedge the Company's foreign currency receivables, the Company has entered into purchased foreign currency option contracts to hedge a percentage of planned net foreign currency cash flows. The maturities on these instruments are 12 months or less. At December 31, 1997, the amount of premiums deferred was $740,000. The notional amount of the options outstanding at December 31, 1997 is as follows (in local currency in thousands):

                                                          Exchange Rate
                                    Local Currency      (per U.S. Dollar)
                                    --------------      -----------------
     French Franc.............           41,700                 6.01
     German Deutsche Mark.....           16,875                 1.80
     Italian Lire.............        9,520,000             1,768.00
     Japanese Yen.............        1,641,000               130.57
     British Pound............            5,165                 0.61

Note 12: Geographic area information

     The Company operates in one segment across geographically diverse markets. Net sales, operating income and identifiable assets, classified by the major geographic areas in which the Company operates, are as follows (in thousands):

                                              Years Ended December 31,
                                           -------------------------------
                                             1997       1996       1995
                                           ---------  ---------  ---------
Net sales
North America:
  Unaffiliated customer sales.........     $141,180   $114,382   $ 93,001
  Geographic transfers................       29,128     26,388     36,659
                                           ---------  ---------  ---------
                                            170,308    140,770    129,660
                                           ---------  ---------  ---------
Europe:
  Unaffiliated customer sales.........       66,318     58,108     51,145
                                           ---------  ---------  ---------
Asia Pacific:
  Unaffiliated customer sales.........       33,381     28,225     20,673
                                           ---------  ---------  ---------
Eliminations..........................      (29,128)   (26,388)   (36,659)
                                           ---------  ---------  ---------
                                           $240,879   $200,715   $164,819
                                           =========  =========  =========

                                              Years Ended December 31,
                                           -------------------------------
                                             1997       1996       1995
                                           ---------  ---------  ---------
     Operating income:
     North America...................      $ 47,452   $ 32,058   $ 22,286
     Europe..........................         1,337      3,034      2,478
     Asia Pacific....................         1,094      2,285      1,735
                                           ---------  ---------  ---------
                                           $ 49,883   $ 37,377   $ 26,499
                                           =========  =========  =========

                                                         December 31,
                                                     --------------------
                                                       1997        1996
                                                     --------    --------
     Identifiable assets:
     North America...................                $169,895    $137,334
     Europe..........................                  22,472      22,953
     Asia Pacific....................                  12,123       8,938
                                                     --------    --------
                                                     $204,490    $169,225
                                                     ========    ========

Note 13: Commitments and contingencies

     The Company has commitments under noncancelable operating leases primarily for office facilities and equipment. Future minimum lease payments as of December 31, 1997, for each of the next five years are as follows (in thousands):

          1998............................     $  1,022
          1999............................          751
          2000............................          552
          2001............................          444
          2002............................          443
          Thereafter......................          126
                                               ---------
                                               $  3,338

     The Company expects to complete an office building located next to its manufacturing facility in Austin, Texas in the summer of 1998. The Company estimates the total cost for the new building, including furniture, fixtures and equipment, will range from $35.0 million to $40.0 million. The Company has incurred approximately $16.0 million in construction costs as of December 31, 1997 with the remainder becoming payable in the first half of 1998.

     Rent expense under operating leases was approximately $5.0 million, $4.2 million and $3.6 million for the years ended December 31, 1997, 1996 and 1995, respectively.

Note 14: Quarterly Results (unaudited)

     The following quarterly results have been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The unaudited quarterly financial data for each of the eight quarters in the two years ended December 31, 1997 are as follows (in thousands, except per share data):

                                                Three Months Ended
                                ----------------------------------------------
                                 March 31,   June 30,   Sept. 30,    Dec. 31,
                                   1997        1997        1997        1997
                                ----------  ----------  ----------  ----------
     Net sales..............    $  54,571   $  60,092   $  60,595   $   65,621
     Gross profit...........       42,278      46,083      46,381       51,041
     Operating income.......       11,569      12,401      10,717       15,196
     Net income.............        7,568       8,581       7,599        9,877
     Basic earnings per share   $    0.23   $    0.26   $    0.23   $     0.30
     Weighted average shares
      outstanding-basic.....       32,475      32,552      32,572       32,651
     Diluted earnings per share $ 0.23 $ 0.26 $ 0.23 $ 0.29 Weighted average shares
      outstanding-diluted...       33,450      33,435      33,750       34,003

                                                Three Months Ended
                                ----------------------------------------------
                                 March 31,   June 30,   Sept. 30,    Dec. 31,
                                   1996        1996        1996        1996
                                ----------  ----------  ----------  ----------
     Net sales..............    $  46,408   $  50,241   $  49,679   $  54,387
     Gross profit...........       35,142      37,479      37,056      41,283
     Operating income.......        8,428       8,162       8,777      12,010
     Net income.............        5,483       5,405       6,358       8,240
     Basic earnings per share   $    0.17   $    0.17   $    0.20   $    0.25
     Weighted average shares
      outstanding-basic.....       32,208      32,380      32,386      32,462
     Diluted earnings per share $    0.17   $    0.16   $    0.19   $    0.25
     Weighted average shares
      outstanding-diluted...       32,499      32,907      33,092      33,302

                                                                     SCHEDULE II


                        NATIONAL INSTRUMENTS CORPORATION

                      VALUATION AND QUALIFYING ACCOUNTS(1)
                                 (In thousands)




Allowance for doubtful accounts
                                 Balance    Provision                 Balance
                                    at        for       Write-Offs      at
 Year          Description      Beginning   Bad Debt    Charged to    End of
                                of Period    Expense    Allowances    Period
----   ----------------------   ----------  ----------  ----------  ----------
1995   Allowance for doubtful
        accounts                $   1,293   $     705   $     397   $   1,601
1996   Allowance for doubtful
        accounts                    1,601       1,490         671       2,420
1997   Allowance for doubtful
        accounts                    2,420       1,914         334       4,000


Valuation allowances for excess and obsolete inventory
                                 Balance    Provision                 Balance
                                    at      Charged to  Write-Offs      at
 Year          Description      Beginning    Cost of    Charged to    End of
                                of Period     Sales     Allowances    Period
----   ----------------------   ----------  ----------  ----------  ----------
1995   Valuation allowances
        for excess and
        obsolete inventory      $     970   $   1,419   $     588   $   1,801
1996   Valuation allowances
        for excess and
        obsolete inventory          1,801       1,138       1,093       1,846
1997   Valuation allowances
        for excess and
        obsolete inventory          1,846       1,829         515       3,160




(1) Deferred tax assets valuation is omitted as required information. This information is shown in Note 7 to the consolidated financial statements.

                                                                    EXHIBIT 11.1


                NATIONAL INSTRUMENTS CORPORATION AND SUBSIDIARIES

                STATEMENTS RE: COMPUTATION OF EARNINGS PER SHARE
                      (In thousands, except per share data)





                                                   Years Ended December 31,
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------  ----------  ----------

Net Income                                  $  33,625   $  25,486   $  17,423
                                            ==========  ==========  ==========

Basic earnings per share                    $    1.03   $    0.79   $    0.56
                                            ==========  ==========  ==========

Weighted average shares outstanding-basic      32,563      32,359      31,158
                                            ==========  ==========  ==========

Diluted earnings per share                  $    1.00   $    0.77   $    0.55
                                            ==========  ==========  ==========

Weighted average shares                        33,656      32,943      31,424
outstanding-diluted
                                            ==========  ==========  ==========


Calculation of Weighted Average Shares:
   Weighted Average Common Stock
Outstanding-basic                              32,563      32,359      31,158
   Weighted Average Common Stock Options,
    utilizing the treasury stock method         1,093         584         266
                                            ----------  ----------  ----------

Weighted average shares                        33,656      32,943      31,424
outstanding-diluted
                                            ==========  ==========  ==========


     The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share" in the year ended December 31, 1997. All historical earnings per share data has been restated to conform to this presentation. Additionally, all share and per share data has been restated to reflect the three-for-two stock split declared by the Company's Board of Directors on October 15, 1997 for holders of record as of the close of business on October 28, 1997. See Note 9: Stockholders' equity.

                                                                    EXHIBIT 21.1

                           Subsidiaries of the Company


(Unless noted as a Texas corporation, all subsidiaries are formed under local law.)


NI/GSI, Inc., a Texas corporation
N.I. Export (Barbados) Ltd., Barbados
National Instruments (Ireland) Limited, Ireland
National Instruments (Korea) Corporation, Korea
National Instruments Australia Corporation, a Texas corporation National Instruments Belgium N.V., Belgium
National Instruments Brazil, Brazil
National Instruments Canada Corporation, a Texas corporation National Instruments Corporation (UK) Limited, United Kingdom National Instruments de Mexico, S.A. de C.V., Mexico
National Instruments Europe Corporation, a Texas corporation National Instruments Finland Oy, Finland
National Instruments France Corporation, a Texas corporation National Instruments Germany GmbH, Germany
National Instruments Gesellschaft m.b.H., Salzburg, Austria National Instruments Hong Kong Limited, Hong Kong
National Instruments India Corporation, a Texas corporation National Instruments International Distribution B.V., Netherlands National Instruments Israel Ltd., Israel
National Instruments Italy s.r.l., Italy
National Instruments Japan Kabushiki Kaisha, Japan
National Instruments Netherlands B.V., Netherlands
National Instruments Netherlands Investment B.V., Netherlands National Instruments Scandinavia Corporation, a Texas corporation National Instruments Singapore (PTE) Ltd, Singapore
National Instruments Spain, S.L., Spain
National Instruments Sweden A.B., Sweden
National Instruments Switzerland Corporation, a Texas corporation National Instruments Taiwan Corporation, a Texas corporation
NI Cayman Islands, Cayman Islands
Travis Investments C.V. (a limited partnership), Amsterdam

                                  EXHIBIT 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-91608 and No. 33-91610) of National Instruments Corporation of our report dated January 26, 1998, appearing on page F-2 of the Form 10-K.


/s/ Price Waterhouse LLP
Price Waterhouse LLP
Austin, TX
March 23, 1998