Form 10-Q
period 1998-03-31
NATIONAL INSTRUMENTS CORP /DE/
filed 1998-05-15
CIK 935494

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended:  March 31, 1998 or

      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number:     0-25426

                         NATIONAL INSTRUMENTS CORPORATION
              (Exact name of registrant as specified in its charter)

               Delaware                                  74-1871327
----------------------------------------     -----------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification Number)
       6504 Bridge Point Parkway
             Austin, Texas                                 78730
----------------------------------------     -----------------------------------
    (address of principal executive                      (zip code)
               offices)

        Registrant's telephone number, including area code:  (512) 338-9119
                            __________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at May 12, 1998
     Common Stock - $0.01 par value                     32,818,289

                        NATIONAL INSTRUMENTS CORPORATION


                                      INDEX

                                                                        Page No.

              PART I.  FINANCIAL INFORMATION

Item 1        Financial Statements:

                 Consolidated Balance Sheets
                 March 31, 1998 (unaudited) and December 31, 1997..............3

                 Consolidated Statements of Income (unaudited)
                 three months ended March 31, 1998 and 1997....................4

                 Consolidated Statements of Cash Flows (unaudited)
                 three months ended March 31, 1998 and 1997................... 5

                 Notes to Consolidated Financial Statements....................6

Item 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............................8


              PART II.  OTHER INFORMATION

Item 6        Exhibits and Reports on Form 8-K................................15

                          PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                         NATIONAL INSTRUMENTS CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share data)


                                                    March 31,       December 31,
                                                      1998              1997
                                                  --------------   -------------
Assets                                             (unaudited)

Current assets:
   Cash and cash equivalents..................      $  34,358        $  31,943
   Short-term investments.....................         50,991           51,067
   Accounts receivable, net...................         40,079           37,411
   Inventories................................         15,497           15,505
   Prepaid expenses and other current assets..          5,431            5,387
   Deferred income tax, net...................          7,892            7,900
                                                  --------------   -------------
      Total current assets....................        154,248          149,213
Property and equipment, net...................         54,479           46,805
Intangibles and other assets..................          8,049            8,472
                                                  ==============   =============
      Total assets............................      $ 216,776        $ 204,490
                                                  ==============   =============


Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt..........      $     848        $     851
   Accounts payable...........................         16,344           16,946
   Accrued compensation.......................          8,062            8,219
   Accrued expenses and other liabilities.....          3,212            2,455
     Income taxes payable.....................          9,251            4,871
     Other taxes payable......................          2,769            3,729
                                                  --------------   -------------
      Total current liabilities...............         40,486           37,071
Long-term debt, net of current portion........          4,992            5,151
Deferred income taxes.........................            514              514
                                                  --------------   -------------
      Total liabilities.......................         45,992           42,736
                                                  --------------   -------------
Commitments and contingencies
Stockholders' equity:
   Common stock:  par value $.01; 60,000,000
   shares authorized 32,756,104 and 32,656,473
   shares issued and
     outstanding, respectively................            327              326
Additional paid-in capital....................         47,524           47,160
Retained earnings.............................        125,046          116,215
Accumulated other comprehensive loss..........         (2,113)          (1,947)
                                                  --------------   -------------
      Total stockholders' equity..............        170,784          161,754
                                                  ==============   =============
      Total liabilities and stockholders' equity    $ 216,776        $ 204,490
                                                  ==============   =============

    The accompanying notes are an integral part of these financial statements.

                         NATIONAL INSTRUMENTS CORPORATION
                         CONSOLIDATED STATEMENTS OF INCOME
                       (in thousands, except per share data)
                                    (unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                          1998          1997
                                                      ------------  ------------

Net sales..........................................    $   65,353    $   54,571
Cost of sales......................................        15,569        12,293
                                                      ------------  ------------
   Gross profit....................................        49,784        42,278
                                                      ------------  ------------
Operating expenses:
   Sales and marketing.............................        24,530        19,962
   Research and development........................         7,750         6,477
   General and administrative......................         4,720         4,270
                                                      ------------  ------------
      Total operating expenses.....................        37,000        30,709
                                                      ------------  ------------
      Operating income.............................        12,784        11,569
Other income (expense):
   Interest income, net............................           670           698
   Net foreign exchange loss.......................          (274)         (964)
                                                      -------------  -----------
      Income before income taxes...................        13,180        11,303
Provision for income taxes.........................         4,349         3,735
                                                      ============  ============
      Net income...................................    $    8,831    $    7,568
                                                      ============  ============

Basic earnings per share...........................    $     0.27    $     0.23
                                                      ============  ============

Weighted average shares outstanding - basic........        32,668        32,475
                                                      ============  ============

Diluted earnings per share.........................    $     0.26    $     0.23
                                                      ============  ============

Weighted average shares outstanding - diluted......        34,100        33,450
                                                      ============  ============

   The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                    (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                          1998          1997
                                                      -----------   -----------
Cash flow from operating activities:
   Net income......................................    $   8,831     $   7,568
   Adjustments to reconcile net income to cash
   provided by operating activities
      Charges to income not requiring cash outlays:
        Depreciation and amortization..............        2,278         2,147
      Changes in operating assets and liabilities:
        Increase in accounts receivable............       (2,434)       (1,582)
        Increase in inventory......................          (15)           (1)
        Decrease in prepaid expenses and
             other assets..........................          658            83
        Increase in current liabilities............        3,650         1,111
                                                      -----------   -----------
      Net cash provided by operating activities....       12,968         9,326
                                                      -----------   -----------

Cash flow from investing activities:
   Capital expenditures............................       (9,558)       (2,837)
   Additions to intangibles .......................       (1,066)         (788)
   Purchases of short-term investments.............       (7,013)      (12,508)
   Sales of short-term investments.................        7,089        10,893
                                                      -----------   -----------
      Net cash used in investing activities........      (10,548)       (5,240)
                                                      -----------   -----------

Cash flow from financing activities:
   Repayments of debt..............................         (208)       (3,990)
   Net proceeds from issuance of common stock......          308           156
                                                      -----------   -----------
      Net cash used in financing activities........          100        (3,834)
                                                      -----------   -----------

Effect of translation rate changes on cash.........         (105)         (296)
                                                      -----------   -----------

Net increase (decrease) in cash and cash equivalents       2,415           (44)
Cash and cash equivalents at beginning of period...       31,943        30,211
                                                      -----------   -----------

Cash and cash equivalents at end of period.........     $ 34,358      $ 30,167
                                                      ===========   ===========

    The accompanying notes are an integral part of these financial statements.

                         NATIONAL INSTRUMENTS CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Basis of Presentation

     The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of National Instruments Corporation and its consolidated subsidiaries at March 31, 1998 and December 31, 1997, and the results of operations and cash flows for the three-month periods ended March 31, 1998 and 1997. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2 - Earnings Per Share

     Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. Common share equivalents include stock options. The number of common share equivalents outstanding relating to stock options is computed using the treasury stock method.

     The reconciliation of the denominators used to calculate the basic EPS and diluted EPS for the three-month periods ended March 31, 1998 and 1997 respectively are as follows (in thousands):

                                                               (unaudited)
                                                                March 31,
                                                            1998         1997
                                                         ----------   ----------
Weighted average shares outstanding-basic..............    32,668       32,475
Plus: Common share equivalents
    Stock options......................................     1,432          975
                                                         ==========   ==========
Weighted average shares outstanding-diluted............    34,100       33,450
                                                         ==========   ==========

     At March 31, 1998 and March 31, 1997, options to acquire 129,000 and zero shares, respectively, of common stock were not included in the computations of diluted earnings per share because the effect of including the options would have been anti-dilutive.

NOTE 3 - Inventories

Inventories consist of the following (in thousands):
                                                    March 31,       December 31,
                                                       1998             1997
                                                  --------------   -------------
                                                   (unaudited)

Raw materials...............................        $   6,703        $   6,985
Work-in-process.............................            1,264            1,315
Finished goods..............................            7,530            7,205
                                                  ==============   =============
                                                    $  15,497        $  15,505
                                                  ==============   =============

NOTE 4 - Comprehensive Income

     In June 1997, the FASB issued Statement of Financial  Accounting  Standards
(SFAS) No. 130, "Reporting Comprehensive Income." The new standard, which is effective for financial statements issued for periods ending after December 15, 1997, established standards for reporting, in addition to net income, comprehensive income and its components including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity services. Upon adoption the Company is also required to reclassify financial statements for earlier periods provided for comparative purposes. The Company adopted this standard in the first quarter of 1998. Total comprehensive loss at March 31, 1998 and 1997 is $8.7 million and $6.7 million, respectively.

Reconciliation of accumulated other comprehensive loss (in thousands):

                                Cumulative        Unrealized      Accumulated
                             Foreign Currency    Gain (Loss)         Other
                               Translation            on         Comprehensive
                                Adjustment        Securities          Loss
                            -------------------  -------------  ----------------
Balance at December 31,
1997......................   $    (2,052)         $     105      $   (1,947)
Current-period change.....          (109)               (57)           (166)
                            ===================  =============  ================
Balance at March 31, 1998.   $    (2,161)         $      48      $   (2,113)
                            ===================  =============  ================

NOTE 5 - Recently Adopted Accounting Requirements

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company adopted in the first quarter of 1998. The statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under SFAS No. 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The adoption of this new accounting standard is not expected to have a material impact on the consolidated balance sheet or statement of income.

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

Results of Operations

     The following table sets forth, for the periods  indicated,  the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
consolidated statements of income:

                                                         Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                         1998           1997
                                                     ------------   ------------
Net sales:
   North America..................................        57.0%          56.4%
   Europe.........................................        29.1           27.5
   Asia Pacific...................................        13.9           16.1
                                                     ------------   ------------
   Consolidated net sales.........................       100.0          100.0
Cost of sales.....................................        23.8           22.5
                                                     ------------   ------------
   Gross profit...................................        76.2           77.5
Operating expenses:
   Sales and marketing............................        37.5           36.6
   Research and development.......................        11.9           11.9
   General and administrative.....................         7.2            7.8
                                                     ------------   ------------
   Total operating expenses.......................        56.6           56.3
                                                     ------------   ------------
      Operating income............................        19.6           21.2
Other income (expense):
   Interest income, net...........................         1.0            1.3
   Net foreign exchange loss......................         (.4)          (1.8)
                                                     ------------   ------------
      Income before income taxes..................        20.2           20.7
Provision for income taxes........................         6.7            6.8
                                                     ============   ============
   Net income.....................................        13.5%          13.9%
                                                     ============   ============

     Net Sales. Consolidated net sales for the first quarter of 1998 increased by $10.8 million or 20% over the comparable prior year quarter. The increase in sales is primarily attributable to the introduction of new and upgraded products and increased sales and marketing efforts. North American sales in the first quarter of 1998 increased by 21% over the first quarter of 1997.

     International sales as a percentage of consolidated sales for the quarter remained consistent over the comparable 1997 period. Compared to 1997, the Company's European sales increased by 27% to $19.1 million for the quarter ended March 31, 1998. Sales in Asia Pacific increased by 3% to $9.1 million in the quarter ended March 31, 1998 compared to 1997. The low sales growth rate in Asia Pacific was impacted by the economic difficulties occurring in the region. The Company expects sales outside of North America to continue to represent a significant portion of its revenue.

     International sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. Sales made by the Company's direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the US dollar equivalent of these sales is affected by changes in the value of the US dollar. Between the first quarter of 1997 and the first quarter of 1998 the weighted average value of the US dollar increased by 8.7%, causing an equivalent decrease in the US dollar value of the Company's foreign currency sales and expenses. This weighted average is calculated as the percentage change in the value of the currency relative to the US dollar, multiplied by the proportion of international sales recorded in the particular currency. If the weighted average value of the US dollar in the first quarter of 1998 had been the same as that in the first quarter of 1997, the Company's sales for the first quarter of 1998 would have been $67.6 million, a 24% increase. This effect is 3.4% of consolidated net sales in the aggregate. European sales for the first quarter of 1998 would have been $20.2 million, a 35% increase in first quarter 1998 sales over first quarter 1997. Asia Pacific sales for the first quarter of 1998 would have been $10.1 million, a 15% increase in first quarter 1998 sales over first quarter 1997 sales. Since most of the Company's international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of reducing operating expenses by $647,000 for the quarter ended March 31, 1998. If the current trend in the value of the US dollar continues throughout 1998, it will continue to have the effect of lowering the US dollar equivalent of international sales and operating expenses.

     Gross Profit. As a percentage of net sales, gross profit decreased to 76.2% for the first quarter of 1998 from 77.5% for the first quarter of 1997. The lower margin for the first quarter ending March 31, 1998 compared to prior year periods is partially attributable to the timing of the LabVIEW 5.0 release which started shipping towards the end of the quarter. Also, LabWindows/CVI, which was announced on December 1, 1997, will not ship until the middle of the second quarter 1998. Software margins have historically been higher than hardware margins. Therefore, any change in sales mix resulting in lower software sales produces a lower consolidated gross margin.

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

     Sales and Marketing. Sales and marketing expenses for the first quarter of 1998 increased to $24.5 million, a 23% increase, as compared to the first quarter of 1997. As a percentage of net sales, sales and marketing expenses were 37.5% and 36.6% for the three months ended March 31, 1998 and 1997, respectively. The increase as a percentage of revenue is partially attributable to the worldwide promotion and release of LabVIEW 5.0 in the first quarter of 1998 which increased sales and marketing expenses by $500,000. The increase in these expenses in absolute dollar amounts is primarily attributable to increased personnel, sales and marketing seminars, tradeshows, and other marketing activities. The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on new recruiting, initial marketing and advertising campaign costs associated with major new product releases, the opening of new sales offices and the timing of domestic and international conferences and trade shows.

     Research and Development. Research and development expenses increased to $7.7 million for the quarter ended March 31, 1998, a 20% increase, as compared to $6.5 million for the three months ended March 31, 1997. As a percentage of net sales, research and development expenses remained at 11.9% for the first quarters ended March 31, 1998 and 1997, respectively. The increase in research and development costs is mainly due to increases in personnel costs from increased hiring. Research and development personnel increased from 332 at March 31, 1997 to 428 at March 31, 1998. The Company believes that a significant,
on-going   investment  in  research  and   development  is  required  to  remain
competitive.

     The Company capitalizes software development costs in accordance with the SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company amortizes such costs over the related product's estimated economic useful life, generally three years, beginning when a product becomes available for general release. Amortization expense totaled $414,000 and $376,000 for the quarters ended March 31, 1998 and 1997, respectively. Software development costs capitalized were $787,000 and $318,000 for the quarter ended March 31, 1998 and 1997, respectively. The amounts capitalized in the first quarter of 1998 include LabVIEW 5.0, LabWindows 4.1 and NI DAQ 6.0.

     General and Administrative. General and administrative expenses for the first quarter ended March 31, 1998 increased 10% to $4.7 million from $4.3 million for the comparable prior year period. As a percentage of net sales, general and administrative expenses decreased to 7.2% for the quarter ended March 31, 1998 from 7.8% for the first quarter of 1997. The decrease in general and administrative expenses as a percent of sales is due to operational efficiencies achieved as a result of increased systems integration during the past two years. The Company's general and administrative expense increased in absolute dollars mainly due to additional personnel. The Company expects that general and administrative expense in future periods will increase in absolute amounts and will fluctuate as a percentage of net sales.

     Interest Income, Net. Net interest income in the first quarter of 1998 decreased to $670,000 from $698,000 in the first quarter of 1997. Net interest income has represented approximately one percent or less of net sales and has fluctuated as a result of investment balances, bank borrowings and interest terms thereon.

     Net Foreign Exchange Loss. Net foreign exchange losses recognized in the first quarter of 1998 were $274,000 compared to $964,000 recognized in the first quarter of 1997. Foreign exchange gains and losses are attributable to movements between the US dollar and the local currencies in countries in which the Company's sales subsidiaries are located. The decrease in net foreign exchange losses recognized in the first quarter of 1998 is mainly due to the movement of the Japanese yen which did not result in as extensive losses in 1998 as it did in the first quarter of 1997. The Company recognizes the local currency as the functional currency of its international subsidiaries. To minimize this foreign currency risk the Company engages in hedging activities by utilizing foreign exchange forward and option contracts.

     The Company utilizes foreign currency forward exchange contracts against a majority of its foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. The Company typically limits the duration of its forward contracts to 90 days and does not invest in contracts for speculative purposes. The Company's hedging strategy has reduced the foreign exchange losses recorded by $190,000 during the three-month period ended March 31, 1998.

     In December 1997, the Company expanded its foreign currency hedging program to also include foreign currency option contracts in order to reduce its exposure of forecasted net foreign currency cash flows. The first quarter 1998 option contracts were not exercised at expiration. The Company's policy allows for the purchase of 5% "out-of-the-money" foreign currency option contracts for up to 80% of its risk and limits the duration of these contracts to 12 months. As a result, the Company's hedging activities only partially address its risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. If the US dollar continues to strengthen, the Company could experience significant foreign exchange losses due to the foreign exchange risks that are not addressed by the Company's hedging strategy. The Company does not currently invest in contracts for speculative purposes.

     Provision for Income Taxes. The provision for income taxes reflects an effective tax rate of 33% for both the three months ended March 31, 1998 and 1997. As of March 31, 1998, ten of the Company's subsidiaries had available, for income tax purposes, foreign net operating loss carryforwards of approximately $1.3 million, of which $692,000 expire between 2000 and 2007. The remaining $622,000 of loss carryforwards may be carried forward indefinitely to offset future taxable income in the related tax jurisdictions.

Liquidity and Capital Resources

     The Company is currently financing its operations and capital resources through cash flow from operations. Historically, the Company also financed its capital expenditures, such as the new manufacturing facility constructed in 1995, through borrowings from financial institutions. At March 31, 1998, the Company had working capital of approximately $113.8 million compared to $112.1 million at December 31, 1997.

     Accounts receivable increased to $40.1 million at March 31, 1998 from $37.4 million at December 31, 1997. Days sales outstanding decreased to 54 at March 31, 1998 compared to 57 at December 31, 1997. Inventory levels remained the same with consolidated inventory balances of $15.5 million at March 31, 1998 and December 31, 1997. Inventory turns of 4.0 represent an improvement over turns of
3.9 at December 31, 1997.

     Cash used in the first three months of 1998 for the purchase of the property and equipment totaled $9.6 million and for the capitalization of software development costs totaled $787,000. The Company completed construction of an office building next to its manufacturing facility in May 1998. The Company has incurred approximately $21 million in construction costs as of March 31, 1998 and estimates approximately $11 million will be incurred during the second quarter of 1998 resulting in a total cost of $32 million for the new building including furniture, fixtures and equipment. These costs will be paid out of the Company's existing working capital and future cash flows. The Company anticipates the new building will result in additional quarterly operating expenses in future quarters of $1.0 million.

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances, internally generated funds, and financing arrangements with its current financial institutions. The Company has a $16.5 million credit agreement with NationsBank of Texas, N.A. which consists of (i) an $8.0 million revolving line of credit, and (ii) an $8.5 million manufacturing facility loan. As of March 31, 1998, the Company had no outstanding balance on the revolving line of credit and a balance of $5.8 million on the manufacturing facility loan. The revolving line of credit expires on June 30, 1998. The Company's credit agreements contain certain financial covenants and restrictions as to various matters, including the bank's prior approval of significant mergers and acquisitions. Borrowings under the line of credit are collateralized by substantially all of the Company's assets.

     The Company believes that its cash flow from operations, if any, existing cash balances, short-term investments and available credit under the Company's existing credit facilities, will be sufficient to meet its cash requirements for at least the next twelve months.

Issues and Outlook

     Fluctuations in Quarterly Results. The Company's quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including: changes in the mix of products sold; the availability and pricing of components from third parties (especially sole sources); the timing of orders; level of pricing of international sales; fluctuations in foreign currency exchange rates like the recent devaluation in certain Asian currencies; the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales; and changes in pricing policies by the Company, its competitors or suppliers. Specifically, if the Asian currencies continue to weaken against the US dollar, and if the local sales prices cannot be raised, the Company will experience a deterioration of its Asian profit margin. In addition, the recent economic turmoil in Asia could have an adverse effect on the Company's performance as we saw in the first quarter of 1998 where sales growth in Asia dropped to 3%. This effect could result in an adverse reaction in Europe and North America.

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

     In recent years, the Company's revenues have been characterized by seasonality, with revenues typically being relatively constant in the first, second and third quarters, growing in the fourth quarter and being relatively flat or declining from the fourth quarter of the year to the first quarter of the following year. The Company's results of operations in the third quarter of 1998 may be adversely affected by lower sales levels in Europe which typically occur during the summer months. The Company believes the seasonality of its revenue results from the international mix of its revenue and the variability of the budgeting and purchasing cycles of its customers throughout each international region. In addition, total operating expenses have in the past tended to be higher in the second and third quarters of each year, due to increased sales and marketing activities and increased intern personnel expenses. In addition, the second and third quarters of 1998 will be impacted by the new building, which will result in additional quarterly operating expenses of $1.0 million.

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

     Management Information Systems. The Company relies on three primary regional centers for its management information systems. It is possible that one or more of the Company's three regional information systems could experience a complete or partial shutdown. If this shutdown occurred near the end of a quarter it could impact the Company's product shipments and revenues as product distribution is heavily dependent on the integrated management information systems in each region. Accordingly, operating results in that quarter would be adversely impacted due to the shipments which would not occur until the following period.

     Impact of Year 2000. Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional.

     Based on recent announcements by software and tool operating systems vendors of potential Year 2000 issues, the Company is updating its recent assessment of Year 2000 compliance in its current product versions. No assurances can be made that problems will not arise such as customer problems with other software programs, operating systems or hardware that disrupt their use of the Company's products. There can be no assurances that such disruption would not negatively impact costs and revenues in future years.

     The Company has been assured by Oracle Corporation that all of the Company's Oracle-based management information systems, which include the manufacturing, distribution, finance, and order entry systems, are Year 2000 compliant with the exception of the management information system in Japan. The Company expects to upgrade the Japanese system during 1998. The Company plans to begin internal Year 2000 testing of the major management information systems during 1998 as well as assess any additional Year 2000 issues worldwide. The Company is aware that its current customer marketing database and customer support software are not Year 2000 compliant. However, the Company expects to upgrade both systems prior to year 2000 as part of on-going system upgrades.

     The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue can be mitigated. It is not anticipated that there will be a significant increase in costs as much of the Year 2000 activities will be a continuation of the on-going process to improve all of the Company's systems. The Company plans to complete the Year 2000 project by mid 1999. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. Specific factors that might cause a material impact include, but are not limited to, availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, failure by third parties to timely convert their systems, and similar uncertainties.

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

     Proprietary Rights and Intellectual Property Litigation. The Company's success depends in part on its ability to obtain and maintain patents and other proprietary rights relative to the technologies used in its principal products. Despite the Company' efforts to protect its proprietary rights, unauthorized parties may have in the past infringed or violated certain of the Company' intellectual property rights. As is typical in the industry, the Company from time to time may be notified that it is infringing certain patent or intellectual property rights of others. While no actions are currently pending by or against the Company, there can be no assurance that litigation will not be initiated in the future which may cause significant litigation expense, liability and a diversion of management' attention which may have a material adverse affect on results of operations.

     Dependence on Key Management and Technical Personnel. The Company' success depends to a significant degree upon the continued contributions of its key management, marketing, research and development and operational personnel. The Company has no agreements providing for the employment of any of its key employees for any fixed term and the Company' key employees may voluntarily terminate their employment with the Company at any time. The loss of the services of one or more of the Company' key employees in the future could have a material adverse affect on operating results. The Company also believes its future success will depend in large part upon its ability to attract and retain additional highly skilled management, technical, marketing, research and development, product development and operational personnel with experience in managing large and rapidly changing companies as well as training, motivating and supervising the employees. In addition, the recruiting environment for engineering and other technical professionals is very competitive. Competition for qualified software engineers is particularly intense. The Company also recruits and employs foreign nationals to achieve its hiring goals primarily for entry-level engineering and software positions. There can be no guarantee that the Company will continue to be able to recruit foreign nationals to the current degree if government requirements for temporary and permanent residence become increasingly restrictive. These factors further intensify competition for key personnel, and there can be no assurance that the Company will be successful in retaining its existing key personnel or attracting and retaining additional key personnel.

                            PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            11.1  Computation of Earnings Per Share

            27.1  Financial Data Schedule

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                     SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NATIONAL INSTRUMENTS CORPORATION
                                          Registrant



                                          BY:   /s/ ALEX DAVERN
                                                Alex Davern
                                                Chief  Financial   Officer   and
                                                Treasurer  (principal  financial
                                                and accounting officer)





Dated:  May 15, 1998

                         NATIONAL INSTRUMENTS CORPORATION

                                 INDEX TO EXHIBITS



      Exhibit No.                   Description                     Page
          11.1           Statement Regarding Computation             19
                         of Earnings per Share

          27.1           Financial Data Schedule                     20

                                   EXHIBIT 11.1

              STATEMENT REGARDING COMPUTATION OF NET INCOME PER SHARE
                      (In thousands, except per share data)
                                   (unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                          1998        1997
                                                       ----------  ----------
Net Income..........................................    $  8,831    $  7,568

Basic earnings per share............................    $   0.27    $   0.23

Weighted average shares outstanding-basic...........      32,668      32,475

Diluted earnings per share..........................    $   0.26        0.23

Weighted average shares outstanding-diluted.........      34,100      33,450


Calculation of Weighted Average Shares:
   Weighted Average Common Stock Outstanding-basic..      32,668      32,475
   Weighted Average Common Stock Options,
     utilizing the treasury stock method............       1,432         975
                                                       ----------  ----------

Weighted average shares outstanding-diluted               34,100      33,450
                                                       ==========  ==========