Form 10-Q
period 1998-06-30
NATIONAL INSTRUMENTS CORP /DE/
filed 1998-08-14
CIK 935494

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended:  June 30, 1998 or

      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number:     0-25426

                         NATIONAL INSTRUMENTS CORPORATION
              (Exact name of registrant as specified in its charter)

               Delaware                                   74-1871327
----------------------------------------     -----------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification Number)
     11500 North MoPac Expressway
             Austin, Texas                                 78759
----------------------------------------     -----------------------------------
    (address of principal executive                      (zip code)
               offices)

        Registrant's telephone number, including area code:  (512) 338-9119
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at August 12, 1998
     Common Stock - $0.01 par value                     32,841,699

                        NATIONAL INSTRUMENTS CORPORATION


              INDEX

                                                                      Page No.

              PART I.  FINANCIAL INFORMATION

Item 1        Financial Statements:

                 Consolidated Balance Sheets
                 June 30, 1998 (unaudited) and December 31, 1997            3

                 Consolidated Statements of Income (unaudited)
                 Three months and six months ended June 30, 1998 and 1997   4

                 Consolidated Statements of Cash Flows (unaudited)
                 Six months ended June 30, 1998 and 1997                    5

                 Notes to Consolidated Financial Statements                 6

Item 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           9


              PART II.  OTHER INFORMATION

Item 2        Change in Securities                                         18

Item 4        Submission of Matters to a Vote of Security Holders          18

Item 5        Other Information                                            19

Item 6        Exhibits and Reports on Form 8-K                             19

                         PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                        NATIONAL INSTRUMENTS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                     June 30,      December 31,
                                                       1998            1997
                                                  --------------  --------------
Assets                                              (unaudited)
Current assets:
   Cash and cash equivalents..................      $  31,678       $  31,943
   Short-term investments.....................         46,886          51,067
   Accounts receivable, net...................         41,070          37,411
   Inventories................................         16,725          15,505
   Prepaid expenses and other current assets..          7,455           5,387
   Deferred income tax, net...................          7,892           7,900
                                                  --------------  --------------
      Total current assets....................        151,706         149,213
Property and equipment, net...................         66,830          46,805
Intangibles and other assets..................          6,624           8,472
                                                  --------------  --------------
      Total assets............................      $ 225,160       $ 204,490
                                                  ==============  ==============

Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt..........      $     848       $     851
   Accounts payable...........................         16,738          16,946
   Accrued compensation.......................          8,100           8,219
   Accrued expenses and other liabilities.....          3,056           2,455
   Income taxes payable.......................          6,523           4,871
   Other taxes payable........................          3,149           3,729
                                                  --------------  --------------
      Total current liabilities...............         38,414          37,071
Long-term debt, net of current portion........          4,773           5,151
Deferred income taxes.........................            514             514
                                                  --------------  --------------
      Total liabilities.......................         43,701          42,736
                                                  --------------  --------------
Commitments and contingencies                              --              --
Stockholders' equity:
   Common Stock: par value $.01; 180,000,000
   shares authorized; 32,828,074  and
   32,656,473 shares issued and outstanding,
   respectively...............................            328             326
Additional paid-in capital....................         49,164          47,160
Retained earnings.............................        134,244         116,215
Accumulated other comprehensive loss..........         (2,277)         (1,947)
                                                  --------------  --------------
      Total stockholders' equity..............        181,459         161,754
                                                  --------------  --------------
      Total liabilities and stockholders' equity.   $ 225,160       $ 204,490
                                                  ==============  ==============

    The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                    Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                     1998        1997        1998        1997
                                  ----------  ----------  ----------  ----------

Net sales........................  $ 67,770    $ 60,092   $ 133,123   $ 114,663
Cost of sales....................    16,089      14,009      31,658      26,302
                                  ----------  ----------  ----------  ----------
   Gross profit..................    51,681      46,083     101,465      88,361
                                  ----------  ----------  ----------  ----------
Operating expenses:
   Sales and marketing...........    24,494      21,481      49,024      41,443
   Research and development......     8,953       7,658      16,703      14,135
   General and administrative....     5,201       4,543       9,921       8,813
                                  ----------  ----------  ----------  ----------
      Total operating expenses...    38,648      33,682      75,648      64,391
                                  ----------  ----------  ----------  ----------
      Operating income...........    13,033      12,401      25,817      23,970
Other income (expense):
   Interest income, net..........       762         705       1,432       1,403
   Net foreign exchange loss.....       (67)       (306)       (341)     (1,270)
                                  ----------  ----------  ----------  ----------
      Income before income taxes.    13,728      12,800      26,908      24,103
Provision for income taxes.......     4,530       4,219       8,879       7,954
                                  ----------  ----------  ----------  ----------
      Net income.................  $  9,198       8,581      18,029      16,149
                                  ==========  ==========  ==========  ==========

Basic earnings per share.........  $   0.28        0.26        0.55        0.50
                                  ==========  ==========  ==========  ==========

Weighted average shares
outstanding-basic................    32,800      32,552      32,800      32,514
                                  ==========  ==========  ==========  ==========

Diluted earnings per share.......  $   0.27        0.26        0.53        0.48
                                  ==========  ==========  ==========  ==========

Weighted average shares
outstanding-diluted..............    34,200      33,435      34,200      33,435
                                  ==========  ==========  ==========  ==========

    The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                            Six Months Ended
                                                                June 30,
                                                      --------------------------
                                                          1998          1997
                                                      ------------  ------------
Cash flow from operating activities:
   Net income......................................    $   18,029    $   16,149
   Adjustments to reconcile net income to cash
   provided by operating activities
      Charges to income not requiring cash outlays:
        Depreciation and amortization..............         4,689         4,102
      Changes in operating assets and liabilities:
        Increase in accounts receivable............        (3,728)       (4,749)
        Increase in inventory......................        (1,361)       (1,859)
        Decrease in prepaid expense and other assets          430           187
        Increase in current liabilities............         1,343           582
                                                      ------------  ------------
      Net cash provided by operating activities....        19,402        14,412
                                                      ------------  ------------

Cash flow from investing activities:
   Capital expenditures............................       (23,803)       (5,562)
   Additions to intangibles .......................        (1,432)         (582)
   Purchases of short-term investments.............       (20,398)      (26,719)
   Sales of short-term investments.................        24,578        24,117
                                                      ------------  ------------
      Net cash used in investing activities........       (21,055)       (8,746)
                                                      ------------  ------------

Cash flow from financing activities:
   Repayments of  debt.............................          (431)       (4,187)
   Net proceeds from issuance of common stock......         1,936         1,261
                                                      ------------  ------------
      Net cash provided by (used in)  financing
      activities...................................         1,505        (2,926)
                                                      ------------  ------------

Effect of translation rate changes on cash.........          (117)         (241)
                                                      ------------  ------------

Net (decrease) increase in cash and cash equivalents         (265)        2,499
Cash and cash equivalents at beginning of period...        31,943        30,211
                                                      ------------  ------------

Cash and cash equivalents at end of period.........    $   31,678    $   32,710
                                                      ============  ============

    The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of National Instruments Corporation and its consolidated subsidiaries at June 30, 1998 and December 31, 1997, and the results of operations for the three-month and six-month periods ended June 30, 1998 and 1997, and the cash flows for the six-month periods ended June 30, 1998 and 1997. Operating results for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

The reconciliation of the denominators used to calculate the basic EPS and diluted EPS for the three-month and six-month periods ended June 30, 1998 and 1997 respectively are as follows (in thousands):

                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                            (unaudited)           (unaudited)
                                          1998      1997        1998      1997
                                        --------  --------    --------  --------
Weighted average shares
outstanding-basic...................     32,800    32,552      32,800    32,514
Plus: Common share equivalents......
   Stock options....................      1,400       883       1,400       921
                                        ========  ========    ========  ========
Weighted average shares
outstanding-diluted.................     34,200    33,435      34,200    33,435
                                        ========  ========    ========  ========

Stock options to acquire 907,000 and 1.1 million shares for the quarters ended June 30, 1998 and 1997, respectively, and 549,000 and 3,000 shares for the six months ended June 30, 1998 and 1997, respectively, were not included in the computations of diluted earnings per share because the effect of including the stock options would have been anti-dilutive.

NOTE 3 - Inventories

Inventories consist of the following (in thousands):
                                                    June 30,       December 31,
                                                      1998            1997
                                                   (unaudited)
                                                  -------------  ---------------
Raw materials                                      $   8,084      $    6,985
Work-in-process                                          794           1,315
Finished goods                                         7,847           7,205
                                                  -------------  ---------------
                                                   $  16,725      $   15,505
                                                  =============  ===============

NOTE 4 - Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The new standard, which is effective for financial statements issued for periods ending after December 15, 1997, established standards for reporting, in addition to net income, comprehensive income and its components including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity services. Upon adoption the Company is also required to reclassify financial statements for earlier periods provided for comparative purposes. The Company adopted this standard in the first quarter of 1998. Total comprehensive income for the quarters ended June 30, 1998 and 1997 is $9.0 million and $8.8 million, respectively. For the first six months of 1998 and 1997, comprehensive income is $17.7 million and $15.5 million, respectively.

Reconciliation of accumulated other comprehensive loss (in thousands):

                                Cumulative       Unrealized      Accumulated
                             Foreign Currency   Gain (Loss)         Other
                               Translation           on         Comprehensive
                                Adjustment       Securities          Loss
                            ------------------  -------------  -----------------
Balance at December 31,     $    (2,052)         $     105      $   (1,947)
1997
Current-period change              (260)               (70)           (330)
                            ==================  =============  =================
Balance at June 30, 1998    $    (2,312)         $      35      $   (2,277)
                            ==================  =============  =================

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of June 30, 1998, the Company is reviewing the effect this standard will have on the Company's consolidated financial statements.

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

Results of Operations

     The following table sets forth, for the periods  indicated,  the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
consolidated statements of income:


                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                        ------------------    ------------------
                                          1998      1997        1998      1997
                                        --------  --------    --------  --------
Net sales:
   North America                          58.8%     60.4%       57.9%     58.5%
   Europe                                 30.5      27.5        29.8      27.5
   Asia Pacific                           10.7      12.1        12.3      14.0
                                        --------  --------    --------  --------
   Consolidated net sales                100.0     100.0       100.0     100.0
Cost of sales                             23.7      23.3        23.8      23.0
                                        --------  --------    --------  --------
   Gross profit                           76.3      76.7        76.2      77.0
                                        --------  --------    --------  --------
Operating expenses:
   Sales and marketing                    36.1      35.8        36.8      36.1
   Research and development               13.2      12.7        12.6      12.3
   General and administrative              7.7       7.6         7.5       7.7
                                        --------  --------    --------  --------
     Total operating expenses             57.0      56.1        56.9      56.1
                                        --------  --------    --------  --------
      Operating income                    19.3      20.6        19.3      20.9
Other income (expense):
   Interest income, net                    1.1       1.2         1.2       1.2
   Net foreign exchange loss              (0.1)     (0.5)       (0.3)     (1.1)
                                         --------  --------    --------  -------
     Income before income taxes           20.3      21.3        20.2      21.0
Provision for income taxes                 6.7       7.0         6.7       6.9
                                        --------  --------    --------  --------
   Net income                             13.6%     14.3%       13.5%     14.1%
                                        ========  ========    ========  ========

     Net Sales. Consolidated net sales increased by $7.7 million or 12.8% for the three months ended June 30, 1998 to $67.8 million from $60.1 million for the three months ended June 30, 1997, and increased $18.4 million or 16.1% to $133.1 million for the six months ended June 30, 1998 from $114.7 million for the comparable period in the prior year. The increase in sales is primarily attributable to the introduction of new and upgraded products and increased sales and marketing efforts. North American sales in the second quarter of 1998 increased by 9.8% over the second quarter of 1997 and North American sales for the six months ended June 30, 1998 increased 15.0% from the six months ended June 30, 1997. The Company believes its growth rate for North American sales, 9.8% in the second quarter compared to 21.0% for the first quarter of 1998, is attributable to the effect of economic difficulties in Asia on the Company's North American customers, particularly in the automated test equipment and semiconductor sectors, and the fact that the number of sales engineers in the field actually decreased during the first half of the year. Historically the Company has found a high correlation between revenue and the number of sales engineers in the field. The Company had 45 engineers in the field as of June 30, 1998 and plans to approach the desired level of 60 by the end of the year.

     International sales as a percentage of consolidated sales for the quarter and six months ended June 30, 1998 increased to 41.2% from 39.6% and to 42.1% from 41.5%, respectively, over the comparable 1997 periods as a result of strong European sales. Compared to 1997, the Company's European sales increased by 25.1% to $20.6 million for the quarter ended June 30, 1998 and by 26.1% to $39.7 million for the six months ended June 30, 1998. Sales in Asia Pacific remained constant at $7.3 million for the quarter ended June 30, 1998 compared to 1997 and increased 1.8% to $16.3 million from $16.0 million for the six months ended June 30, 1998 compared to the same period in 1997. The low sales growth rate in Asia Pacific was impacted by the economic difficulties occurring in the region. The Company expects sales outside of North America to continue to represent a significant portion of its revenue. International sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and the burdens of complying with a wide variety of foreign laws.

     Sales made by the Company's direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the US dollar equivalent of these sales is affected by changes in the value of the US dollar. Between the second quarter of 1997 and the second quarter of 1998 the weighted average value of the US dollar increased by 6.7%, causing an equivalent decrease in the US dollar value of the Company's foreign currency sales and expenses. This weighted average is calculated as the percentage change in the value of the currency relative to the US dollar, multiplied by the proportion of international sales recorded in the particular currency. If the weighted average value of the US dollar in the second quarter of 1998 had been the same as that in the second quarter of 1997, the Company's sales for the second quarter of 1998 would have been $69.5 million, a 16% increase. This effect is 2.6% of consolidated net sales in the aggregate. European sales for the second quarter of 1998 would have been $21.4 million, a 29% increase in second quarter 1998 sales over second quarter 1997. Asia Pacific sales for the second quarter of 1998 would have been $8.3 million, a 14% increase in second quarter 1998 sales over second quarter 1997 sales. If the weighted average value of the dollar in the six months ended June 30, 1998 had been the same as that in the six months ended June 30, 1997, the Company's year-to-date sales would have been $137.1 million, a 20% increase in year-to-date sales over 1997 sales. Since most of the Company's international operating expenses are also incurred in local currencies, the change in exchange rates has the corresponding effect of reducing consolidated operating expenses by $1.1 million for the six months ended June 30, 1998 and $488,000 for the second quarter of 1998. If the current trend in the value of the US dollar continues throughout 1998, it will continue to have the effect of lowering the US dollar equivalent of international sales and operating expenses.

     Gross Profit. As a percentage of net sales, gross profit decreased to 76.3% for the second quarter of 1998 from 76.7% for the second quarter of 1997 and decreased to 76.2% for the first six months of 1998 from 77.0% for the comparable period a year ago. The lower margin for the second quarter ending June 30, 1998 compared to prior year periods is attributable to increased spending for the third production line, installed March 1998, the weaker US dollar and lower sales growth in the Asia region which has historically provided higher margins. For the six months ended June 30, 1998, the delay in the first quarter release of the LabVIEW 5.0 and LabWindows CVI products coupled with the increased production spending and lower Asia sales growth, led to lower margins than the same time last year. Software margins have historically been higher than hardware margins. Therefore, any change in sales mix resulting in a lower proportion of software sales produces a lower consolidated gross margin.

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

     Sales and Marketing. Sales and marketing expenses for the second quarter of 1998 increased to $24.5 million, a 14.0% increase, as compared to the second quarter of 1997, and increased 18.3% to $49.0 million for the first six months of 1998 from the comparable 1997 period. As a percentage of net sales, sales and marketing expenses were 36.1% and 35.8% for the quarters ended June 30, 1998 and 1997, respectively, and 36.8% and 36.1% for the six months ended June 30, 1998 and 1997, respectively. The increase in these expenses in absolute dollar amounts is primarily attributable to increased advertising, personnel, sales and marketing seminars, tradeshows, and other marketing activities. Sales and marketing personnel increased from 460 at June 30, 1997 to 559 at June 30, 1998. The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on new recruiting, initial and on-going marketing and advertising campaign costs associated with major new product releases, the opening of new sales offices and the timing of domestic and international conferences and trade shows.

     Research and Development. Research and development expenses increased to $9.0 million for the quarter ended June 30, 1998, a 16.9% increase, as compared to $7.7 million for the three months ended June 30, 1997, and increased 18.2% to $16.7 million for the six months ended June 30, 1998 from the comparable 1997 period. As a percentage of net sales, research and development expenses represented 13.2% and 12.7% for the second quarters ended June 30, 1998 and 1997, respectively, and 12.6% and 12.3% for the six months ended June 30, 1998 and 1997, respectively. The increase in research and development costs is mainly due to increases in personnel costs from increased hiring. Research and development personnel increased from 398 at June 30, 1997 to 493 at June 30, 1998. The Company believes that a significant, on-going investment in research and development is required to remain competitive.

     The Company capitalizes software development costs in accordance with the SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company amortizes such costs over the related product's estimated economic useful life, generally three years, beginning when a product becomes available for general release. Amortization expense totaled $507,000 and $361,000 for the quarters ended June 30, 1998 and 1997, respectively, and $922,000 and $737,000 during the six months ended June 30, 1998 and 1997, respectively. Software development costs capitalized were $349,000 and $88,000 for the quarters ended June 30, 1998 and 1997, respectively, and $1.1 million and $406,000 for the first six months of 1998 and 1997, respectively. The amounts capitalized in the second quarter and first six months of 1998 include LabVIEW 5.0, LabWindows/CVI 5.0 and NI DAQ 6.1.

     General and Administrative. General and administrative expenses for the second quarter ended June 30, 1998 increased 14.5% to $5.2 million from $4.5 million for the comparable prior year period. For the first six months of 1998, general and administrative expenses increased 12.6% to $9.9 million from $8.8 million for the first six months of 1997. As a percentage of net sales, general and administrative expenses increased to 7.7% for the quarter ended June 30, 1998 from 7.6% for the second quarter of 1997. During the first six months of 1998, general and administrative expenses decreased as a percentage of sales to 7.5% from 7.7% for the comparable prior year period. The decrease in general and administrative expenses as a percent of sales is due to operational efficiencies achieved as a result of increased systems integration during the past two years. The Company's general and administrative expense increased in absolute dollars mainly due to additional personnel. The Company expects that general and administrative expense in future periods will increase in absolute amounts and will fluctuate as a percentage of net sales.

     Interest Income, Net. Net interest income in the second quarter of 1998 increased to $762,000 from $705,000 in the second quarter of 1997 and remained constant at $1.4 million for the first six months of 1998 and 1997. Net interest income has represented approximately one percent or less of net sales and has fluctuated as a result of investment balances, bank borrowings and interest terms thereon.

     Net Foreign Exchange Loss. Net foreign exchange losses recognized in the second quarter of 1998 were $67,000 compared to $306,000 recognized in the second quarter of 1997. Net foreign exchange losses of $341,000 were recognized for the first six months of 1998 compared to $1.3 million for the first six months of 1997. Foreign exchange gains and losses are attributable to movements between the US dollar and the local currencies in countries in which the Company's sales subsidiaries are located. The decrease in net foreign exchange losses recognized in the first half of 1998 is mainly due lower currency fluctuations in the first half of 1998 compared to the first half of 1997. The Company recognizes the local currency as the functional currency of its international subsidiaries.

     The Company utilizes foreign currency forward exchange contracts against a majority of its foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. The Company typically limits the duration of its forward contracts to 90 days and does not invest in contracts for speculative purposes. The Company's hedging strategy has reduced the foreign exchange losses recorded by $363,000 during the six-month period ended June 30, 1998.

     In December 1997, the Company expanded its foreign currency hedging program to also include foreign currency option contracts in order to reduce its exposure related to forecasted net foreign currency cash flows. The Company's policy allows for the purchase of 5% "out-of-the-money" foreign currency put option contracts with a duration of up to 12 months for up to 80% of the specific country's forecasted net foreign currency risk. In June 1998, the Company expanded its policy to allow for the purchase of similar foreign currency put option contracts extending from 12 months to 24 months. The second quarter 1998 Japanese Yen option contract was exercised at expiration. The gain from the sale of this contract had a net effect on operating income of $97,000. The Company's hedging activities only partially address its risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. If the US dollar continues to strengthen, the Company could experience significant foreign exchange losses due to the foreign exchange risks that are not addressed by the Company's hedging strategy. The Company does not invest in contracts for speculative purposes.

     Provision for Income Taxes. The provision for income taxes reflects an effective tax rate of 33% for both the three months and six months ended June 30, 1998 and 1997. As of June 30, 1998, eleven of the Company's subsidiaries had available, for income tax purposes, foreign net operating loss carryforwards of approximately $2.6 million, of which $1,907,000 expire between 2000 and 2008. The remaining $674,000 of loss carryforwards may be carried forward indefinitely to offset future taxable income in the related tax jurisdictions.

Liquidity and Capital Resources

     The Company is currently financing its operations and capital resources through cash flow from operations. Historically, the Company also financed its capital expenditures, such as the manufacturing facility constructed in 1995, through borrowings from financial institutions. At June 30, 1998, the Company had working capital of approximately $113.3 million compared to $112.1 million at December 31, 1997.

     Accounts receivable increased to $41.1 million at June 30, 1998 from $37.4 million at December 31, 1997, as a result of higher sales levels. Days sales outstanding decreased to 55 at June 30, 1998 compared to 57 at December 31, 1997. Inventory levels increased to $16.7 million from $15.5 million at June 30, 1998 and December 31, 1997, respectively. Inventory turns decreased to 3.8 at June 30, 1998 compared to turns of 3.9 at December 31, 1997.

     Cash used in the first six months of 1998 for the purchase of property and equipment totaled $23.8 million and for the capitalization of software development costs totaled $1.1 million. The Company completed construction of an office building next to its manufacturing facility in June 1998 which will serve as the Company's new headquarters. The Company has paid approximately $26 million in construction costs as of June 30, 1998 and approximately $6 million will be paid during the third quarter of 1998 resulting in a total cost of $32 million for the new building including furniture, fixtures and equipment. These costs will be paid out of the Company's existing working capital and future cash flows. The Company anticipates the new corporate headquarters building will result in additional quarterly operating expenses in future quarters of approximately $1.0 million.

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances, internally generated funds, and financing arrangements with its current financial institutions. The Company has a $28.5 million credit agreement with NationsBank of Texas, N.A. which consists of (i) an $20.0 million revolving line of credit renegotiated June 30, 1998, and (ii) an $8.5 million manufacturing facility loan. As of June 30, 1998, the Company had no outstanding balance on the revolving line of credit and a balance of $5.6 million on the manufacturing facility loan. The revolving line of credit expires December 31, 1999. The Company's credit agreements contain certain financial covenants and restrictions as to various matters. Borrowings under the line of credit are secured by the Company's campus, which includes the land and buildings of the manufacturing and corporate headquarter site.

     The Company believes that its cash flow from operations, if any, existing cash balances, short-term investments and available credit under the Company's existing credit facilities, will be sufficient to meet its cash requirements for at least the next twelve months.

Issues and Outlook

     Fluctuations in Quarterly Results. The Company's quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including: changes in the mix of products sold; the availability and pricing of components from third parties (especially sole sources); the timing of orders; level of pricing of international sales; fluctuations in foreign currency exchange rates like the recent devaluation in certain Asian currencies; the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales; and changes in pricing policies by the Company, its competitors or suppliers. Specifically, if the Asian currencies continue to weaken against the US dollar, and if the local sales prices cannot be raised, the Company will experience a deterioration of its Asian profit margin. In addition, the recent economic turmoil in Asia could continue to have an adverse effect on the Company's performance as we have seen in the second quarter of 1998 with zero sales growth in Asia. Also, the Company believes the moderate sales growth rate in North America for the second quarter is partially caused by the effect of economic difficulties in Asia on North American customers. This effect could result in an increased adverse reaction in North America in future quarters and could potentially impact Europe as well. In addition, decisions made by OEMs to adjust their inventory levels could adversely effect revenues.

     As has occurred in the past and as may be expected to occur in the future, new software products of the Company or new operating systems of third parties on which the Company's products are based, often contain bugs or errors that can result in reduced sales and/or cause the Company's support costs to increase, either of which could have a material adverse impact on the Company's operating results. Furthermore, the Company serves a number of industries such as automated test equipment, semiconductors, telecommunications, aerospace, defense and automotive which are cyclical in nature. Downturns in these industries could have a material adverse effect on the Company's operating results.

     In recent years, the Company's revenues have been characterized by seasonality, with revenues typically being relatively constant in the first, second and third quarters, growing in the fourth quarter and being relatively flat or declining from the fourth quarter of the year to the first quarter of the following year. The Company's results of operations in the third quarter of 1998 may be adversely affected by lower sales levels in Europe which typically occur during the summer months. The Company believes the seasonality of its revenue results from the international mix of its revenue and the variability of the budgeting and purchasing cycles of its customers throughout each international region. In addition, total operating expenses have in the past tended to be higher in the second and third quarters of each year, due to college recruiting and increased intern personnel expenses. In addition, third quarter of 1998 will be impacted by the new corporate headquarters building, which will result in additional quarterly operating expenses of approximately $1.0 million.

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

     The Company is updating its recent assessment of Year 2000 compliance in its current product versions. No assurances can be made that problems will not arise, such as customer problems with software programs, operating systems or hardware that disrupt their use of the Company's products. There can be no assurances that such disruption would not negatively impact costs and revenues in future years.

     The Company has been assured by Oracle Corporation that all of the Company's Oracle-based management information systems, which include the manufacturing, distribution, finance, and order entry systems, are Year 2000 compliant with the exception of the management information system in Japan. The Company expects to upgrade the Japanese system during the fourth quarter of 1998. The Company is in the process of internal Year 2000 testing of the major management information systems as well as assessing additional Year 2000 issues in its worldwide systems. The Company is aware that its current customer marketing database and customer support software are not Year 2000 compliant. However, the Company expects to upgrade both systems prior to Year 2000 as part of on-going system upgrades.

     The Company recently initiated formal communications with all of its significant suppliers and vendors to determine the extent to which the Company is vulnerable to a third party failure to correct Year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

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

     Proprietary Rights and Intellectual Property Litigation. The Company's success depends in part on its ability to obtain and maintain patents and other proprietary rights relative to the technologies used in its principal products. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may have in the past infringed or violated certain of the Company's intellectual property rights. As is typical in the industry, the Company from time to time may be notified that it is infringing certain patent or intellectual property rights of others. There can be no assurance that patent litigation will not cause significant litigation expense, liability and a diversion of management's attention which may have a material adverse affect on results of operations.

     Dependence on Key Management and Technical Personnel. The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, research and development and operational personnel. The Company has no agreements providing for the employment of any of its key employees for any fixed term and the Company's key employees may voluntarily terminate their employment with the Company at any time. The loss of the services of one or more of the Company's key employees in the future could have a material adverse affect on operating results. The Company also believes its future success will depend in large part upon its ability to attract and retain additional highly skilled management, technical, marketing, research and development, product development and operational personnel with experience in managing large and rapidly changing companies as well as training, motivating and supervising the employees. In addition, the recruiting environment for engineering and other technical professionals is very competitive. Competition for qualified software engineers is particularly intense. The Company also recruits and employs foreign nationals to achieve its hiring goals primarily for entry-level engineering and software positions. There can be no guarantee that the Company will continue to be able to recruit foreign nationals to the current degree if government requirements for temporary and permanent residence become increasingly restrictive. These factors further intensify competition for key personnel, and there can be no assurance that the Company will be successful in retaining its existing key personnel or attracting and retaining additional key personnel. Failure to attract and retain a sufficient number of technical personnel could have a material adverse effect on the results of operations.

                           PART II - OTHER INFORMATION

ITEM 2.     CHANGE IN SECURITIES

     The stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of common stock by 120,000,000 shares to 180,000,000 shares. The amendment became effective on June 19, 1998.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a)    The annual meeting of stockholders was held on May 12, 1998.

      (b) The following directors were elected at the meeting to serve a term of three years:

                  Dr. James J. Truchard
                  William C. Nowlin, Jr.

            The following directors are continuing to serve their terms:

                  Jeffrey L. Kodosky
                  Dr. Ben G. Streetman
                  L. Wayne Ashby
                  Dr. Donald M. Carlton

      (c) The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:
                                             For         Instructed  Withheld
                                             ----------  ----------  --------
            (1)   Election of directors:     30,185,179  99          111,504
                     Dr. James Truchard
                     William C. Nowlin, Jr.

                                                                              Broker
                                             For         Against    Abstain   Non-Vote
                                             ----------  ---------  -------   --------
            (2)   Proposal to approve the    25,963,423  4,313,123  20,236    0
                  amendment to the
                  Company's Certificate of
                  Incorporation to increase
                  the authorized number of
                  shares of common stock by
                  120,000,000 shares to
                  180,000,000 shares.
                                                                              Broker
                                             For         Against    Abstain   Non-Vote
                                             ----------  -------    -------   --------
            (3)   Ratification of Price      30,223,294  66,366     7,122     0
                  Waterhouse LLP as the
                  Company's independent
                  public accountants for
                  the fiscal year ending
                  December 31, 1998.

     The foregoing matters are described in detail in the Company's definitive proxy statement dated April 3, 1998, for the Annual Meeting of Stockholders held on May 12, 1998.

ITEM 5.     OTHER INFORMATION

     Pursuant to the Company's Bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information in writing to the secretary of the Company not less than the thirty (30) days nor more than sixty (60) days prior to the first anniversary of the 1998 annual meeting (May 11, 1999).

     Stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information in writing to the secretary of the Company no later than December 4, 1998, in order to be included in the proxy statement and form of proxy for that meeting.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits.

            (10.1) Credit Agreement between National Instruments Corporation and NationsBank of Texas, N.A.

            (11.1)     Computation of Earnings Per Share

            (27.1)     Financial Data Schedule

      (b)    Reports on Form 8-K.

             No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

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


                                          NATIONAL INSTRUMENTS CORPORATION
                                          Registrant




                                          BY:   /s/ Alex Davern
                                                Alex Davern
                                                Chief   Financial   Officer  and
                                                Treasurer  (principal  financial
                                                and accounting officer)





Dated:  August 14, 1998

                         NATIONAL INSTRUMENTS CORPORATION

                                 INDEX TO EXHIBITS



      Exhibit No.                   Description                     Page

          10.1           Credit Agreement between National           22
                         Instruments Corporation and
                         NationsBank of Texas, N.A.

          11.1           Statement Regarding Computation             55
                         of Earnings per Share

          27.1           Financial Data Schedule                     56