Form 10-Q
period 1998-09-30
NATIONAL INSTRUMENTS CORP /DE/
filed 1998-11-13
CIK 935494

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended:  September 30, 1998 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at November 11, 1998
     Common Stock - $0.01 par value                     32,927,757

                         NATIONAL INSTRUMENTS CORPORATION


              INDEX

                                                                      Page No.

              PART I.  FINANCIAL INFORMATION

Item 1        Financial Statements:

                 Consolidated Balance Sheets
                 September 30, 1998 (unaudited) and December 31, 1997       3

                 Consolidated Statements of Income (unaudited)
                 Three months and nine months ended September 30, 1998
                 and 1997                                                   4

                 Consolidated Statements of Cash Flows (unaudited)
                 Nine months ended September 30, 1998 and 1997              5

                 Notes to Consolidated Financial Statements                 6

Item 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           9


              PART II.  OTHER INFORMATION

Item 6        Exhibits and Reports on Form 8-K                             19

                         PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                        NATIONAL INSTRUMENTS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                  September 30,    December 31,
                                                      1998            1997
                                                 ---------------  --------------
Assets                                            (unaudited)
Current assets:
   Cash and cash equivalents....................    $    41,104     $    31,943
   Short-term investments.......................         47,585          51,067
   Accounts receivable, net.....................         42,264          37,411
   Inventories..................................         16,403          15,505
   Prepaid expenses and other current assets....          8,843           5,387
   Deferred income tax, net.....................          7,893           7,900
                                                 ---------------  --------------
      Total current assets......................        164,092         149,213
Property and equipment, net.....................         66,619          46,805
Intangibles and other assets....................          6,817           8,472
                                                 ===============  ==============
      Total assets..............................    $   237,528     $   204,490
                                                 ===============  ==============

Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt............    $       851     $       851
   Accounts payable.............................         15,574          16,946
   Accrued compensation.........................         10,050           8,219
   Accrued expenses and other liabilities.......          4,591           2,455
   Income taxes payable.........................          6,706           4,871
   Other taxes payable..........................          3,586           3,729
                                                 ---------------  --------------
      Total current liabilities.................         41,358          37,071
Long-term debt, net of current portion..........          4,597           5,151
Deferred income taxes...........................            514             514
                                                 ---------------  --------------
      Total liabilities.........................         46,469          42,736
                                                 ---------------  --------------
Commitments and contingencies                                --              --
Stockholders' equity:
   Common Stock: par value $.01; 180,000,000
   shares authorized; 32,852,058 and 32,656,473
   shares issued and outstanding, respectively..            328             326
Additional paid-in capital......................         49,498          47,160
Retained earnings...............................        142,771         116,215
Accumulated other comprehensive loss............         (1,538)         (1,947)
                                                 ---------------  --------------
      Total stockholders' equity................        191,059         161,754
                                                 ===============  ==============
      Total liabilities and stockholders' equity    $   237,528     $   204,490
                                                 ===============  ==============

    The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                       Three Months Ended       Nine Months Ended
                                          September 30,           September 30,
                                     ----------------------  ----------------------
                                        1998        1997        1998        1997
                                     ----------  ----------  ----------  ----------
Net sales...........................  $ 67,874    $ 60,595    $200,997    $175,259
Cost of sales.......................    16,286      14,214      47,944      40,517
                                     ----------  ----------  ----------  ----------
   Gross profit.....................    51,588      46,381     153,053     134,742
                                     ----------  ----------  ----------  ----------
Operating expenses:
   Sales and marketing..............    24,971      21,817      73,995      63,260
   Research and development.........     9,603       9,172      26,306      23,307
   General and administrative.......     5,020       4,675      14,941      13,488
                                     ----------  ----------  ----------  ----------
      Total operating expenses......    39,594      35,664     115,242     100,055
                                     ----------  ----------  ----------  ----------
      Operating income..............    11,994      10,717      37,811      34,687
Other income (expense):
   Interest income, net.............       651         759       2,083       2,162
   Net foreign exchange gain (loss).        82        (134)       (259)     (1,404)
                                     ----------  ----------  ----------  ----------
      Income before income taxes....    12,727      11,342      39,635      35,445
Provision for income taxes..........     4,200       3,743      13,079      11,697
                                     ----------  ----------  ----------  ----------
      Net income....................  $  8,527    $  7,599    $ 26,556    $ 23,748
                                     ==========  ==========  ==========  ==========

Basic earnings per share............  $   0.26    $   0.23    $   0.81    $   0.73
                                     ==========  ==========  ==========  ==========

Weighted average shares
outstanding-basic...................    32,850      32,573      32,800      32,534
                                     ==========  ==========  ==========  ==========

Diluted earnings per share..........  $   0.25    $   0.23    $   0.78    $   0.71
                                     ==========  ==========  ==========  ==========

Weighted average shares
outstanding-diluted.................    33,950      33,750      34,100      33,533
                                     ==========  ==========  ==========  ==========

    The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                          Nine Months Ended
                                                            September 30,
                                                      ------------------------
                                                         1998          1997
                                                      ----------    ----------
Cash flow from operating activities:
   Net income.......................................   $ 26,556      $ 23,748
   Adjustments to reconcile net income to cash
   provided by operating activities
      Charges to income not requiring cash outlays:
        Depreciation and amortization...............      7,824         6,214
        Charge for in-process research & development         --         1,400
      Changes in operating assets and liabilities:
        Increase in accounts receivable.............     (5,052)       (4,145)
        Increase in inventory.......................       (920)       (2,244)
        Decrease (increase) in prepaid expense and
        other assets................................        858        (2,070)
        Increase in current liabilities.............      3,182         2,329
                                                      ----------    ----------
      Net cash provided by operating activities.....     32,448        25,232
                                                      ----------    ----------

Cash flow from investing activities:
   Payments for acquisitions, net of cash received..     (1,519)       (2,000)
   Capital expenditures.............................    (25,101)      (12,195)
   Additions to intangibles ........................     (1,688)         (978)
   Purchases of short-term investments..............    (34,511)      (39,610)
   Sales of short-term investments..................     37,993        36,907
                                                      ----------    ----------
      Net cash used in investing activities.........    (24,826)      (17,876)
                                                      ----------    ----------

Cash flow from financing activities:
   Repayments of debt...............................       (606)       (4,416)
   Net proceeds from issuance of common stock.......      2,198         1,472
                                                      ----------    ----------
      Net cash provided by (used in) financing
      activities....................................      1,592        (2,944)
                                                      ----------    ----------

Effect of translation rate changes on cash..........        (53)         (415)
                                                      ----------    ----------

Net increase in cash and cash equivalents...........      9,161         3,997
Cash and cash equivalents at beginning of period....     31,943        30,211
                                                      ----------    ----------

Cash and cash equivalents at end of period..........   $ 41,104      $ 34,208
                                                      ==========    ==========

    The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of National Instruments Corporation and its consolidated subsidiaries at September 30, 1998 and December 31, 1997, and the results of operations for the three-month and nine-month periods ended September 30, 1998 and 1997, and the cash flows for the nine-month periods ended September 30, 1998 and 1997. Operating results for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

The reconciliation of the denominators used to calculate the basic EPS and diluted EPS for the three-month and nine-month periods ended September 30, 1998 and 1997, respectively, are as follows (in thousands):

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                   ---------------------  ---------------------
                                        (unaudited)            (unaudited)
                                      1998       1997        1998       1997
                                   ---------- ----------  ---------- ----------
Weighted average shares
outstanding-basic................     32,850     32,573      32,800     32,534
Plus: Common share equivalents
   Stock options.................      1,100      1,177       1,300        999
                                   ========== ==========  ========== ==========

Weighted average shares               33,950     33,750      34,100     33,533
outstanding-diluted..............  ========== ==========  ========== ==========

Stock options to acquire 972,402 and 2,658 shares for the quarters ended September 30, 1998 and 1997, respectively, and 677,967 and 4,280 shares for the nine months ended September 30, 1998 and 1997, respectively, were not included in the computations of diluted earnings per share because the effect of including the stock options would have been anti-dilutive.

NOTE 3 - Inventories

Inventories consist of the following (in thousands):

                                                  September 30,    December 31,
                                                      1998             1997
                                                   (unaudited)
                                                  --------------   -------------
Raw materials                                      $    7,556       $    6,985
Work-in-process                                         1,294            1,315
Finished goods                                          7,553            7,205
                                                  --------------   -------------
                                                   $   16,403       $   15,505
                                                  ==============   =============

NOTE 4 - Comprehensive Income

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The new standard, which is effective for financial statements issued for periods ending after December 15, 1997, established standards for reporting, in addition to net income, comprehensive income and its components including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Upon adoption the Company is also required to reclassify financial statements for earlier periods provided for comparative purposes. The Company adopted this standard in the first quarter of 1998. Total comprehensive income for the quarters ended September 30, 1998 and 1997 is $9.3 million and $7.3 million, respectively. For the first nine months of 1998 and 1997, comprehensive income is $27.0 million and $22.8 million, respectively.

Reconciliation of accumulated other comprehensive loss (in thousands):

                                   Cumulative       Unrealized      Accumulated
                                Foreign Currency    Gain (Loss)        Other
                                  Translation           on         Comprehensive
                                   Adjustment       Securities          Loss
                                ----------------    -----------    -------------
Balance at December 31, 1997     $    (2,052)        $    105       $   (1,947)
Current-period change                    430              (21)             409
                                ================    ===========    =============
Balance at September 30, 1998    $    (1,622)        $     84       $   (1,538)
                                ================    ===========    =============

NOTE 5 - Recent Accounting Pronouncements

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. Management has not yet completed its evaluation of the effects of this change on its operations.

NOTE 6 - Acquisition

On August 17, 1998, the Company acquired all of the issued and outstanding shares of common stock of DATALOG GmbH/DASYtec GmbH (Datalog) and related subsidiaries for an aggregate purchase price of approximately $2.2 million. The Company amortized $750,000 of the purchased software during the third quarter of 1998. This amortization period was utilized due to the nature of this technology and timing of the revenue streams associated with it. If this charge had not been taken, net income for the quarter ended September 30, 1998 would have been $9.0 million or $0.27 per share-diluted and net income for the nine months ended September 30, 1998 would have been $27.1 million or $0.79 per share-diluted.

On September 30, 1997, the Company acquired the products, technology and net assets of nuLogic, Inc. for a purchase price of approximately $2.0 million in cash. The acquisition was accounted for as a purchase. The Company recorded a $1.4 million pre-tax charge against earnings for the write-off of in-process nuLogic research and development technology that had not reached the working model stage and had no alternative future use. If this charge had not been taken, net income for the quarter ended September 30, 1997 would have been $8.6 million or $0.25 per share-diluted and net income for the nine months ended September 30, 1997 would have been $24.7 million or $0.74 per share-diluted.

The consolidated financial statements include the operating results of each business from the date of acquisition. Proforma results of operations have not been presented because the effects of those operations were not material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding the future financial performance or operations of the Company
(including, without limitation, statements to the effect that the Company "expects," "plans," "may," "will," "projects," "continues," or "estimates" or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the Issues and Outlook section and financial statement line item discussions below. Readers are also encouraged to refer to the Company's Annual Report on Form 10-K for further discussion of the Company's business and the risks and opportunities attendant thereto.

Results of Operations

     The following table sets forth, for the periods  indicated,  the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
consolidated statements of income:

                                    Three Months Ended       Nine Months Ended
                                      September 30,            September 30,
                                  ----------------------  ----------------------
                                     1998        1997        1998        1997
                                  ----------  ----------  ----------  ----------
Net sales:
   North America                     57.6%       61.7%       57.8%       59.6%
   Europe                            29.7        24.6        29.8        26.5
   Asia Pacific                      12.7        13.7        12.4        13.9
                                  ----------  ----------  ----------  ----------
   Consolidated net sales           100.0       100.0       100.0       100.0
Cost of sales                        24.0        23.5        23.9        23.1
                                  ----------  ----------  ----------  ----------
   Gross profit                      76.0        76.5        76.1        76.9
                                  ----------  ----------  ----------  ----------
Operating expenses:
   Sales and marketing               36.8        36.0        36.8        36.1
   Research and development          14.1        15.1        13.1        13.3
   General and administrative         7.4         7.7         7.4         7.7
                                  ----------  ----------  ----------  ----------
     Total operating expenses        58.3        58.8        57.3        57.1
                                  ----------  ----------  ----------  ----------
      Operating income               17.7        17.7        18.8        19.8
Other income (expense):
   Interest income, net               1.0         1.3         1.0         1.2
   Net foreign exchange gain          0.1        (0.2)       (0.1)       (0.8)
   (loss)
                                  ----------  ----------  ----------  ----------
      Income before income taxes     18.8        18.8        19.7        20.2
Provision for income taxes            6.2         6.2         6.5         6.7
                                  ----------  ----------  ----------  ----------
   Net income                        12.6%       12.6%       13.2%       13.5%
                                  ==========  ==========  ==========  ==========

     Net Sales. Consolidated net sales increased by $7.3 million or 12.0% for the three months ended September 30, 1998 to $67.9 million from $60.6 million for the three months ended September 30, 1997, and increased $25.7 million or 14.7% to $201.0 million for the nine months ended September 30, 1998 from $175.3 million for the comparable period in the prior year. The increase in sales is primarily attributable to the introduction of new and upgraded products and increased marketing efforts. North American sales in the third quarter of 1998 increased by 4.5% over the third quarter of 1997 and North American sales for the nine months ended September 30, 1998 increased 11.2% from the nine months ended September 30, 1997. The Company believes its softening growth rate over the last two quarters for North American sales is attributable to the continuing effect of economic difficulties in Asia Pacific on the Company's North American customers, particularly in the automated test equipment and semiconductor sectors, and the fact that the number of sales engineers in the field actually decreased during the first half of the year. Historically the Company has found a high correlation between revenue and the number of sales engineers in the field. The Company added seven sales engineers to the field during the third quarter of 1998 to bring the total up to 52 engineers in the field. There can be no assurance that the additional engineers will result in additional revenue for the Company.

     International sales as a percentage of consolidated sales for the quarter and nine months ended September 30, 1998 increased to 42.4% from 38.3% and to 42.2% from 40.4% over the comparable 1997 periods as a result of strong European sales. Compared to 1997, the Company's European sales increased by 35.4% to $20.2 million for the quarter ended September 30, 1998 and by 29.1% to $59.9 million for the nine months ended September 30, 1998. Sales in Asia Pacific increased by 3.7% to $8.6 million for the quarter ended September 30, 1998 compared to 1997 and increased 2.1% to $24.9 million from $24.4 million for the nine months ended September 30, 1998 compared to the same period in 1997. The low sales growth rate in Asia Pacific was impacted by the economic difficulties occurring in the region and by the devaluation of Asian currencies against the US dollar. The Company expects sales outside of North America to continue to represent a significant portion of its revenue. International sales are subject to inherent risks, including; changing exchange rates, fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and the burdens of complying with a wide variety of foreign laws.

     Sales made by the Company's direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the US dollar equivalent of these sales is affected by changes in the value of the US dollar. Between the third quarter of 1997 and the third quarter of 1998 the weighted average value of the US dollar increased by 6.7%, causing an equivalent decrease in the US dollar value of the Company's foreign currency sales and expenses. This weighted average is calculated as the percentage change in the value of the currency relative to the US dollar, multiplied by the proportion of international sales recorded in the particular currency. If the weighted average value of the US dollar in the third quarter of 1998 had been the same as that in the third quarter of 1997, the Company's sales for the third quarter of 1998 would have been $69.1 million, a 14% increase. This effect is 1.8% of consolidated net sales in the aggregate. European sales for the third quarter of 1998 would have been $20.0 million, a 34% increase in third quarter 1998 sales over third quarter 1997 sales. The Company attributes the European sales growth to a sound European economy and the success of new local language versions of LabVIEW 5.0 in French and German. Also, the automated test equipment and semiconductor industries, which have shown a significant decrease in sales in the US represent a smaller part of the Company's European business. Asia Pacific sales for the third quarter of 1998 would have been $10.1 million, a 21% increase in third quarter 1998 sales over third quarter 1997 sales. If the weighted average value of the dollar in the nine months ended September 30, 1998 had been the same as that in the nine months ended September 30, 1997, the Company's consolidated year-to-date sales would have been $206.2 million, an 18% increase in year-to-date sales over year-to-date 1997 sales. Since most of the Company's international operating expenses are also incurred in local currencies, the change in exchange rates has the corresponding effect of reducing consolidated operating expenses by $1.3 million for the nine months ended September 30, 1998 and $209,000 for the third quarter of 1998.

     Gross Profit. As a percentage of net sales, gross profit decreased to 76.0% for the third quarter of 1998 from 76.5% for the third quarter of 1997 and decreased to 76.1% for the first nine months of 1998 from 76.9% for the comparable period a year ago. The lower margin for the third quarter and nine months ending September 30, 1998 compared to prior year periods is attributable to the increase in the value of the US dollar, increased spending for the third manufacturing production line, installed March 1998, and lower sales growth in the Asia region which has historically provided higher than average margins. The Company's various product lines generate varying gross margins. Therefore, any material changes in sales mix could result in a significant change in consolidated gross margins.

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

     Sales and Marketing. Sales and marketing expenses for the third quarter of 1998 increased to $25.0 million, a 14.5% increase, as compared to the third quarter of 1997, and increased 17.0% to $74.0 million for the first nine months of 1998 from the comparable 1997 period. As a percentage of net sales, sales and marketing expenses were 36.8% and 36.0% for the quarters ended September 30, 1998 and 1997, respectively, and 36.8% and 36.1% for the nine months ended September 30, 1998 and 1997, respectively. The increase in these expenses in absolute dollar amounts is primarily attributable to increased advertising, personnel, sales and marketing seminars, tradeshows, and other marketing activities. Sales and marketing personnel increased from 612 at September 30, 1997 to 783 at September 30, 1998. The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on new recruiting, initial and on-going marketing and advertising campaign costs associated with major new product releases, the opening of new sales offices and the timing and extent of domestic and international conferences and trade shows.

     Research and Development. Research and development expenses increased to $9.6 million for the quarter ended September 30, 1998, a 4.7% increase, as compared to $9.2 million for the three months ended September 30, 1997, and increased 12.9% to $26.3 million for the nine months ended September 30, 1998 from the comparable 1997 period. As a percentage of net sales, research and development expenses represented 14.1% and 15.1% for the third quarters ended September 30, 1998 and 1997, respectively, and 13.1% and 13.3% for the nine months ended September 30, 1998 and 1997, respectively. The above comparisons include charges of $750,000 and $1.4 million related to acquisitions for the third quarter of 1998 and 1997, respectively. Excluding the effects of these charges, the increase in research and development costs is mainly due to increases in personnel costs from increased hiring, including increases in intern personnel expenses to support the Company's increased recruiting efforts. Research and development personnel increased from 373 at September 30, 1997 to 449 at September 30, 1998. The Company believes that a significant, on-going investment in research and development is required to remain competitive.

     The Company capitalizes software development costs in accordance with the SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company amortizes such costs over the related product's estimated economic useful life, generally three years, beginning when a product becomes available for general release. Amortization expense totaled $544,000 and $368,000 for the quarters ended September 30, 1998 and 1997, respectively, and $1.5 million and 1.1 million during the nine months ended September 30, 1998 and 1997, respectively. Excluding amounts capitalized related to new acquisitions, software development costs capitalized were $84,000 and $265,000 for the quarters ended September 30, 1998 and 1997, respectively, and $1.2 million and $671,000 for the first nine months of 1998 and 1997, respectively. Amounts capitalized relating to acquisitions during the third quarters of 1998 and 1997 were $367,000 for Datalog and $612,000 for nuLogic, respectively. The amounts capitalized in the third quarter and first nine months of 1998 include amounts related to LabVIEW 5.0, LabWindows/CVI 5.0 and NI DAQ 6.1.

     General and Administrative. General and administrative expenses for the third quarter ended September 30, 1998 increased 7.4% to $5.0 million from $4.7 million for the comparable prior year period. For the first nine months of 1998, general and administrative expenses increased 10.8% to $14.9 million from $13.5 million for the first nine months of 1997. As a percentage of net sales, general and administrative expenses decreased to 7.4% for the quarter ended September 30, 1998 from 7.7% for the third quarter of 1997. During the first nine months of 1998, general and administrative expenses decreased as a percentage of sales to 7.4% from 7.7% for the comparable prior year period. The decrease in general and administrative expenses as a percent of sales is due to operational efficiencies achieved as a result of increased systems integration during the past two years. The Company's general and administrative expense increased in absolute dollars mainly due to additional personnel. The Company expects that general and administrative expense in future periods will increase in absolute amounts and will fluctuate as a percentage of net sales.

     Interest Income, Net. Net interest income in the third quarter of 1998 decreased to $651,000 from $759,000 in the third quarter of 1997 and decreased to $2.1 million from $2.2 million for the first nine months of 1998 and 1997. Net interest income has represented approximately one percent or less of net sales and has fluctuated as a result of investment balances, bank borrowings and interest terms thereon.

     Net Foreign Exchange Gain (Loss). Net foreign exchange gains recognized in the third quarter of 1998 were $82,000 compared to net foreign exchange losses of $134,000 recognized in the third quarter of 1997. Net foreign exchange losses of $259,000 were recognized for the first nine months of 1998 compared to $1.4 million for the first nine months of 1997. Foreign exchange gains and losses are attributable to movements between the US dollar and the local currencies in countries in which the Company's sales subsidiaries are located. The decrease in net foreign exchange losses recognized in the first nine months of 1998 is mainly due to the strengthening of the European currencies against the US dollar while in 1997 the US dollar strengthened against these currencies. The Company recognizes the local currency as the functional currency of its international subsidiaries.

     The Company utilizes foreign currency forward exchange contracts against a majority of its foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. The Company typically limits the duration of its forward contracts to 90 days and does not invest in contracts for speculative purposes. The Company's hedging strategy has reduced the foreign exchange losses recorded by $668,000 during the nine-month period ended September 30, 1998.

     In December 1997, the Company expanded its foreign currency hedging program to also include foreign currency option contracts in order to reduce its exposure related to forecasted net foreign currency cash flows. The Company's policy allows for the purchase of 5% "out-of-the-money" foreign currency put option contracts with a duration of up to 12 months for up to 80% of the specific country's forecasted net foreign currency risk. In June 1998, the Company expanded its policy to allow for the purchase of similar foreign currency put option contracts extending from 12 months to 24 months. The third quarter 1998 Japanese Yen option contract was exercised at expiration. The gain from the sale of this contract had a net effect on operating income of $228,000. The Company's hedging activities only partially address its risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. If the US dollar strengthens, the Company could experience significant foreign exchange losses due to the foreign exchange risks that are not addressed by the Company's hedging strategy. The Company does not invest in contracts for speculative purposes.

     Provision for Income Taxes. The provision for income taxes reflects an effective tax rate of 33% for both the three months and nine months ended September 30, 1998 and 1997. As of September 30, 1998, ten of the Company's subsidiaries had available in the aggregate, for income tax purposes, foreign net operating loss carryforwards of approximately $3.0 million, of which $2.3 million expire between 2000 and 2008. The remaining $697,000 of loss carryforwards may be carried forward indefinitely to offset future taxable income in the related tax jurisdictions.

Liquidity and Capital Resources

     The Company is currently financing its operations and capital requirements through cash flow from operations. Historically, the Company also financed its capital expenditures, such as the manufacturing facility constructed in 1995, through borrowings from financial institutions. At September 30, 1998, the Company had working capital of approximately $122.7 million compared to $112.1 million at December 31, 1997.

     Accounts receivable increased to $42.3 million at September 30, 1998 from $37.4 million at December 31, 1997, as a result of higher sales levels. Days sales outstanding decreased to 56 at September 30, 1998 compared to 57 at December 31, 1997. Inventory levels increased to $16.4 million from $15.5 million at September 30, 1998 and December 31, 1997, respectively. Inventory turns increased to 4.0 at September 30, 1998 compared to turns of 3.9 at December 31, 1997.

     Cash used in the first nine months of 1998 for the purchase of property and equipment totaled $25.1 million and for the capitalization of software development costs totaled $1.6 million. The Company completed construction of an office building next to its manufacturing facility in June 1998 which serves as the Company's new headquarters. The Company has paid approximately $30 million in construction costs as of September 30, 1998 and approximately $2 million will be paid during the fourth quarter of 1998 resulting in a total cost of $32 million for the new building including furniture, fixtures and equipment. These costs have been paid out of the Company's existing working capital. The addition of this new facility has added approximately $800,000 to $1 million in quarterly operating costs.

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances, internally generated funds, and financing arrangements with its current financial institutions. The Company has a $28.5 million credit agreement with NationsBank of Texas, N.A. which consists of (i) a $20.0 million revolving line of credit negotiated June 30, 1998, and (ii) an $8.5 million manufacturing facility loan. As of September 30, 1998, the Company had no outstanding balance on the revolving line of credit and a balance of $5.4 million on the manufacturing facility loan. The revolving line of credit expires December 31, 1999. The Company's credit agreements contain certain financial covenants and restrictions as to various matters. As of July 8, 1998, the Company's campus, which includes the land and buildings of the manufacturing and corporate headquarter site, was released from the lien held by NationsBank of Texas, N.A. due to terms of the negotiated line of credit.

     In October 1998, the Company authorized a stock repurchase program where up to one million shares of its common stock may, from time to time, be purchased on the open market. Any repurchases may constitute a significant use of future cash resources.

     The Company believes that its cash flow from operations, if any, existing cash balances, short-term investments and available credit under the Company's existing credit facilities, will be sufficient to meet its cash requirements for at least the next twelve months.

Issues and Outlook

     Fluctuations in Quarterly Results. The Company's quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including: changes in the mix of products sold; the availability and pricing of components from third parties (especially sole sources); the timing of orders; level of pricing of international sales; fluctuations in foreign currency exchange rates like the recent devaluation in certain Asian currencies; the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales; and changes in pricing policies by the Company, its competitors or suppliers. Specifically, if the local currencies, in which the Company sells, weaken against the US dollar, and if the local sales prices cannot be raised, the Company will experience a deterioration of its gross and net profit margins. In addition, the recent economic turmoil in Asia could continue to have an adverse effect on the Company's operating results. The Company believes the moderate sales growth rate in North America for the third quarter is partially caused by the effect of economic difficulties in Asia on North American customers. This effect could result in an increased adverse reaction in North America in future quarters and could potentially impact Europe as well. In addition, decisions made by OEMs to adjust their purchases or inventory levels could adversely effect the Company's revenues. Any possible freight carrier interruptions of business could potentially have an adverse effect on product shipments.

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

     In previous quarters the Company reported that it had been assured by Oracle Corporation that all of the Company's Oracle-based management information systems, which include the manufacturing, distribution, finance, and order entry systems, were Year 2000 compliant with the exception of the management information system in Japan. The Company upgraded the Japanese system during October 1998. The Company is in the process of internal Year 2000 testing of the major management information systems as well as assessing additional Year 2000 issues in its worldwide systems. The Company is aware that its current customer marketing database and customer support software are not Year 2000 compliant. However, the Company is working to upgrade both systems prior to Year 2000 as part of on-going system upgrades.

     The Company recently initiated formal communications with all of its significant suppliers and vendors to determine the extent to which the Company is vulnerable to a third party failure to correct Year 2000 issues. In management's assessment, the most likely worst case scenario for Year 2000 non-compliance for inventory management would result if significant suppliers and vendors were unable to ship inventory to meet market demands. In addition, inventory management does limited electronic data interchange ("EDI") with suppliers. EDI suppliers could be processed manually if EDI failed from either side. Management's assessment for inventory information services most likely worst case scenario would result if either the listing companies were unable to update their data or clients were unable to access the Company's database due to their own systems being non-Year 2000 compliant. The Company does rely on third-party providers for key services such as telecommunications, utilities and transportation. Interruption of these services could, in management's view, have a material impact on the operations of the Company. Efforts have begun to evaluate the readiness of these critical suppliers. The Company is in the early phase of developing contingency plans and determining the extent of such plans. The failure to identify and correct a Year 2000 issue could result in the interruption of the Company's normal operations. Such failure could have a material adverse effect on the Company's results of operations and financial condition. Although management presently believes the Company is taking appropriate steps to assess and correct its Year 2000 issues, due to the general uncertainty inherent in the Year 2000 issue, due in part from the uncertainty of Year 2000 readiness of third parties, the Company is unable to determine at this time whether Year 2000 issues will have a material adverse effect on the Company's results of operations or financial condition.

     The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue can be mitigated. It is not anticipated that there will be a significant increase in costs as much of the Year 2000 activities will be a continuation of the on-going process to improve all of the Company's systems. The Company plans to complete the Year 2000 project by the end of 1999. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. Specific factors that might cause a material impact include, but are not limited to, availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, failure by third parties to timely convert their systems, and similar uncertainties.

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

     Dependence on Key Management and Technical Personnel. The Company's success depends to a significant degree upon the continued contributions of its key management, sales, marketing, research and development and operational personnel. The Company has no agreements providing for the employment of any of its key employees for any fixed term and the Company's key employees may voluntarily terminate their employment with the Company at any time. The loss of the services of one or more of the Company's key employees in the future could have a material adverse affect on operating results. The Company also believes its future success will depend in large part upon its ability to attract and retain additional highly skilled management, technical, marketing, research and development, product development and operational personnel with experience in managing large and rapidly changing companies as well as training, motivating and supervising the employees. In addition, the recruiting environment for engineering and other technical professionals is very competitive. Competition for qualified software engineers is particularly intense. The Company also recruits and employs foreign nationals to achieve its hiring goals primarily for entry-level engineering and software positions. There can be no guarantee that the Company will continue to be able to recruit foreign nationals to the degree necessary if government requirements for temporary and permanent residence become more restrictive. These factors further intensify competition for key personnel, and there can be no assurance that the Company will be successful in retaining its existing key personnel or attracting and retaining additional key personnel. Failure to attract and retain a sufficient number of technical personnel could have a material adverse effect on the results of operations.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

            (11.1)      Computation of Earnings Per Share

(b)   Reports on Form 8-K.

            No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

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


                                          NATIONAL INSTRUMENTS CORPORATION
                                          Registrant




                                          BY:   /s/ Alex Davern
                                                Alex Davern
                                                Chief   Financial   Officer  and
                                                Treasurer  (principal  financial
                                                and accounting officer)





Dated:  November 13, 1998

                       NATIONAL INSTRUMENTS CORPORATION

                                INDEX TO EXHIBITS



      Exhibit No.                   Description                     Page

          11.1           Statement Regarding Computation             22
                         of Earnings per Share