Form 10-K
period 1998-12-31
NATIONAL INSTRUMENTS CORP /DE/
filed 1999-03-18
CIK 935494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
|X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended:  December 31, 1998
                                       OR
|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________
                              Commission File Number 0-25426


                        NATIONAL INSTRUMENTS CORPORATION
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------
            Delaware                                         74-1871327
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                       Identification Number)
--------------------------------------------------------------------------------

   11500 North MoPac Expressway
         Austin, Texas                                         78759
 (address of principal executive                             (zip code)
            offices)
--------------------------------------------------------------------------------

       Registrant's telephone number, including area code: (512) 338-9119
--------------------------------------------------------------------------------
        Securities registered pursuant to Section 12(b) of the Act: None

Securities  registered pursuant to Section 12(g) of the Act: Common Stock, $0.01
par value                                                    (Title of Class)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

     The aggregate market value of voting stock held by non-affiliates of the registrant at the close of business on February 25, 1999, was $451,953,598 based upon the last sales price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant as of December 31, 1998 have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     At the close of business on February 25, 1999, registrant had outstanding 32,987,119 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part I and Part III incorporate certain information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 11, 1999 (the "Proxy Statement").

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

ITEM 1.     BUSINESS

     National Instruments Corporation (the "Company" or "National Instruments") is a leading supplier of computer-based instrumentation hardware and software products that engineers and scientists use in a wide range of industries. These industries are spread across two large markets: test and measurement ("T&M") and industrial automation ("IA"). The Company provides flexible application software and modular, multifunction hardware that users combine with industry-standard desktop computers, portable computers and workstations to create "virtual instruments."

     A virtual instrument consists of an industry standard desktop computer, portable computer or workstation equipped with the Company's user-friendly application software, cost-effective hardware and driver software that together perform the functions of traditional instruments. Virtual instrumentation represents a fundamental shift from traditional hardware-centered instrumentation systems to software-centered systems that exploit the computational, display, productivity and connectivity capabilities of popular desktop computers, portable computers and workstations. Because virtual instruments exploit these computation and display capabilities, users can define and change the functionality of their instruments, rather than being restricted by fixed-functions imposed by traditional instrument vendors. The Company's products empower users to monitor and control traditional instruments, create innovative computer-based systems that can replace traditional instruments at a lower cost, and develop systems that integrate measurement functionality with industrial automation. The Company believes that giving users flexibility to create their own virtual instruments for an increasing number of applications in a wide variety of industries, and making such instruments portable between popular computers and operating systems, shortens system development time and reduces both short- and long-term costs of developing, owning and operating measurement and automation systems, and improves efficiency and precision of applications spanning research, design, production and service.

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

     Instrument applications can be generally categorized as either T&M or IA. In research and development settings, scientists and engineers use T&M instruments to collect and analyze experimental data, and IA instruments and systems to simulate manufacturing processes or techniques. In manufacturing environments, engineers use T&M instruments to test and verify the proper operation of the products being manufactured while IA instruments and systems monitor and control the manufacturing machines and processes.

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

     Limitations of Traditional Approaches to Instrumentation

     Instruments and systems for both the T&M and IA markets have historically shared common limitations, including: fixed, vendor-defined functionality; proprietary, closed architectures that were generally difficult to program and integrate with other systems; and inflexible operator interfaces that were usually cumbersome to operate and change. These problems have been further complicated in the IA market because specialized data transfer and communications standards have not evolved rapidly or been widely adopted. For example, PLCs, while greatly improving control of individual processes, created multiple "islands of information" that were generally unable to communicate or share data with other systems throughout the manufacturing enterprise. Furthermore, proprietary instrumentation systems have traditionally been very expensive, with IA system prices ranging as high as several million dollars and T&M instrumentation system prices often ranging in the hundreds of thousands of dollars. In addition, the limitations on programmability of traditional systems means that adopting these systems to changing requirements is both expensive and time consuming, and users are often required to purchase multiple single-purpose instruments.

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

     In the 1990's, desktop and portable computers improved significantly in data and graphics processing power, storage and communication capabilities, user-friendliness and reliability. Nevertheless, users accustomed to the flexibility, efficiency, power and open architecture of these later-generation computers, and the highly evolved application software available for business computing needs, have been generally frustrated in their efforts to integrate these computers into instrumentation solutions. Standard desktop computers were not equipped with the hardware connections required to control many types of instruments and lacked instrumentation-specific application development tools, including GUI development environments. Neither standard programming languages such as C/C++ and Visual Basic, nor operating systems such as Windows, Linux and UNIX, are "instrument aware." Without the aid of instrumentation-specific software to facilitate the integration of various instrumentation system capabilities and components, engineers and scientists could not easily utilize the full potential of their modern desktop and portable computers to meet their instrument requirements.

The Company's Virtual Instrument Approach to Measurement and Automation

     The Company pioneered a new instrumentation approach to measurement and automation called virtual instrumentation in 1986 when it introduced its LabVIEW application software, which is a graphical programming environment. While a traditional instrument bundles the data acquisition, analysis and presentation functions in a single, stand-alone unit, a "virtual instrument" consists of an industry standard computer or workstation equipped with the Company's user-friendly application software, cost-effective hardware and driver software that together perform the functions of traditional instruments. By unbundling the key instrumentation functions, virtual instruments represent a fundamental shift from traditional hardware-centered instrumentation systems to software-centered systems that exploit the computational, display, productivity and connectivity capabilities of popular desktop and portable computers and workstations. The Company's virtual instrumentation application software products give users the power and flexibility to define, implement, modify and control each of the three core instrumentation functions. Users can mix and match their choice of the Company's DAQ, GPIB, VXI, PXI, image acquisition, motion control or industrial communications products to create virtual instrumentation systems that meet their specific instrumentation needs. The Company's products empower users to monitor and control traditional instruments, create innovative computer-based systems that can replace traditional instruments at a lower cost, and integrate measurement functionality with industrial automation to improve efficiency and precision of applications spanning research, design, production and service. Because much of the instrumentation functionality resides in the software, in a significant sense, the software is the instrument.

User Benefits

     Compared with traditional solutions, the Company believes its products and virtual instrumentation approach provide the following significant customer benefits:

     Performance, Ease-of-Use and Efficiency

     The Company's virtual instrument application software brings the power and ease-of-use of desktop and portable computers to the instrumentation market. With features such as graphical programming, automatic code generation capabilities, graphical tools libraries, ready-to-use example programs and libraries of specific instrumentation functions, users can quickly build a virtual instrument system that meets their individual application needs. For example, a user may build the data acquisition and analysis functions of an instrument by selecting and connecting icons representing particular instrumentation functions and may customize the display on the computer's monitor to reflect the desired presentation. With faster time to solution, users have more time to optimize system functionality and performance, and can devote more time to their core work rather than to programming instruments.

     Modularity, Reusability and Reconfigurability

     The Company's products include reusable hardware and software modules that offer considerable flexibility in configuring systems. This ability to reuse and reconfigure instruments systems allows users to reduce development time and maximize efficiency by eliminating duplicated programming efforts and to quickly adapt their instruments to new and changing needs. In addition, these features help protect both hardware and software investments against obsolescence.

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

     Network and Integrate with Customers' Computing Environments

     The Company's products facilitate connectivity of measurement and automation systems with the enterprise by utilizing industry communication standards such as Ethernet and TCP/IP. The Company's products provide data and file transfer between computers, distributed access to databases and remote test and measurement and process monitoring capabilities. In addition, the Company's products are also compatible with a wide variety of familiar, easy-to-use software applications such as word processors, spreadsheets, web browsers, and databases. In many cases, a single computer or workstation can serve both the instrumentation and general purpose computing needs of scientists and engineers.

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

Strategy

     The Company's objective is to be a leading supplier of virtual instrumentation products and solutions to engineers, scientists and others in both the T&M and IA markets. To achieve this objective, the Company is pursuing a strategy that includes the following elements:

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

     Support Many Computer and Instrument Options. The Company diversifies its customer base by accommodating many popular computer platforms and a variety of instrumentation options. In addition, the Company expects to continue to create or adapt products for computer systems and instrumentation options that gain market acceptance. Customers are provided a range of price/performance options through the Company's extensive line of products.

     Provide Worldwide Marketing and Distribution. The Company uses multiple coordinated distribution channels in its major world markets. The Company's distribution channels include direct sales, distributors, OEMs, VARs and systems integrators and consultants. By using this broad range of channels, the Company seeks to develop and maintain relations with its customers and prospects and to provide the levels of support, training and education required by the market. The Company devotes significant resources to direct sales activities in the United States and in key international markets. To address the range of sales opportunities, the Company expects to continue to pursue value-added sales channels through formal relationships with OEMs, VARs, consultants or other third parties when such relationships can add significant value to its products or revenues. The Company intends to expand each of these distribution networks to take advantage of market opportunities.

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

     Leverage External and Internal Technology

     Leverage Generally Available Technology. The Company leverages the research and development efforts of vendors of desktop and portable computers and workstations, operating systems, programming languages and software development tools, and their suppliers. These technologies are combined with the Company's products to achieve advanced solutions at a lower development cost.

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

     Develop and Support Industry Standards. The Company actively participates in efforts to standardize key technologies by participating in industry consortia and serving on standards committees, such as IEEE 488, VXI, PXI and the Interchangeable Virtual Instrumentation Foundation, also called IVI, for the T&M market and Fieldbus and OPC for the IA market. The Company's ongoing strategy is to conform its products to established and emerging standards in both the general computer and the instrumentation industries.

Products and Technology

     The Company offers an extensive line of hundreds of computer-based products. Engineers, scientists and other users in both the T&M and IA markets can use these products with desktop and portable computers and workstations to develop customer-defined virtual instruments. The Company's products consist of application software, and hardware components together with related driver software. In T&M applications, the Company's products can be used to monitor and control traditional instruments or to create computer-based instruments that can replace the traditional instruments. In IA applications, the Company's products can be used in the same ways as in T&M and can also be used to integrate measurement functionality with process automation capabilities. The Company's products are designed to work either in an integrated solution or separately. The Company believes that the flexibility, functionality and ease of use of its application software promotes sales of the Company's other software and hardware products. There are now several books available on the Company's technology, both in English and other languages.

     Application Software

     The Company's application software products include both instrumentation and automation software. The Company believes that application software is playing an increasingly important role in the development of computer-based instruments and systems in measurement and automation applications. The Company's application software products leverage the increasing capability of desktop and portable computers and workstations for data analysis, connectivity and presentation power to bring increasing efficiency and precision to measurement and automation applications. The Company's instrumentation software products include LabVIEW, LabWindows/CVI, ComponentWorks, Measure, Virtual Bench, TestStand and DASYLab. The Company's automation software products include BridgeVIEW and Lookout. All of the Company's application software products are highly integrated with the Company's hardware/driver software.

     Instrumentation Software

     The  Company   offers  a  variety  of  software   products  for  developing
instrumentation applications to meet the different programming and computer preferences of its customers. LabVIEW, LabWindows/CVI and ComponentWorks are programming environments with which users can develop GUIs, control instruments and acquire, analyze and present data. With these software products, users can design custom virtual instruments by creating a GUI on the computer screen through which they operate the actual program and control selected hardware. Users can customize front panels with knobs, buttons, dials and graphs to emulate control panels of traditional instruments or add custom graphics to visually represent the control and operation of processes. LabVIEW and LabWindows/CVI also have ready-to-use libraries for controlling hundreds of programmable instruments, including serial, GPIB and VXI, the Company's plug-in DAQ boards and PXI/PCI computer-based instruments. ComponentWorks has libraries for controlling GPIB instruments and the Company's plug-in DAQ boards. Once created, virtual instruments can be modified or used as components of another program by the original developer or another user.

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

     The Company also offers a class of software products, VirtualBench and Measure, which do not require any programming. VirtualBench is a collection of "turnkey" virtual instruments that mimic the operation of traditional benchtop instruments, through the use of a PC and a plug-in DAQ board. Measure is an instrumentation add-on for Microsoft Excel that lets engineers and scientists collect instrumentation data directly into a spreadsheet.

     In 1998, the Company added DASYLab to its line of instrumentation software products. DASYLab is a schematic environment by which users can quickly configure simple DAQ applications using both the Company's and third-party DAQ boards.

     Also  in  1998,  the  Company  introduced  a new  software  product  called
TestStand targeted for the T&M market. TestStand is a test management environment for organizing, controlling, and running automated production test systems on the factory floor. It also generates customized test reports and integrates product and test data across the customers' enterprise and across the Internet. TestStand manages tests that are written in LabVIEW, LabWindows/CVI, C and C++, and VisualBasic, so test engineers can easily share and re-use test code throughout their organization and from one product to the next. TestStand is a key element of the Company's strategy to broaden the reach of its application software products across the corporate enterprise.

     Automation Software

     The Company's Lookout and BridgeVIEW automation software products are targeted for the IA market. Lookout is a non-programming solution. Lookout is a human machine interface/supervisory control and data acquisition ("HMI/SCADA") software product that requires no programming or script writing. Lookout provides a scalable architecture for applications ranging from HMIs to large, sophisticated SCADA applications. BridgeVIEW industrial automation software offers a new approach to automation. The graphical programming technology pioneered by the Company's LabVIEW data acquisition and instrumentation software is core to BridgeVIEW. In the automation world, LabVIEW has been used for applications ranging from manufacturing execution systems (MES) in a frame plant to supervisory control of paper machines. BridgeVIEW builds on LabVIEW with tools tailored to IA systems.

     Hardware Products and Related Driver Software

     The Company's hardware and related driver software products include GPIB, VXI, DAQ, PXI, image acquisition, motion control, and industrial communications. The Company believes it can deliver significant cost/performance benefits to users and clearly distinguish its products from competitive products by designing proprietary ASICs for use in its hardware products. Software drivers are necessary to link hardware to the operating system and the Company's application software. The high level of integration between the Company's products provides users with the flexibility to mix and match hardware components when developing custom virtual instrumentation systems.

     GPIB Interfaces/Driver Software. GPIB, also known as the IEEE 488 standard, has existed since 1975 and defines the protocol for transferring data between certain instruments and computers over an industry-standard cable. The computer must be equipped with a GPIB interface. Driver software controls the interface and the transfer of data between the instrument and the computer. GPIB is largely used in the T&M market.

     The Company began selling GPIB products in 1977 and is a leading supplier of GPIB interface boards and driver software to control traditional GPIB instruments. These traditional instruments are manufactured by a variety of third-party vendors and are used primarily in the T&M market. The Company's diverse portfolio of hardware and software products for GPIB instrument control is available for a wide range of desktop computers, workstations and minicomputers. The Company's GPIB product line also includes products for portable computers such as a PCMCIA-GPIB interface card, and products for controlling GPIB instruments using the computer's standard parallel USB, IEEE 1394 (Firewire) and Ethernet ports.

     Portability of GPIB application programs is provided by the Company's NI-488.2 driver software, considered a de facto industry standard, and NI-VISA driver software. The Company offers networking capabilities through its GPIB products. With these products, users can communicate with and control GPIB instruments from any point on an Ethernet-based TCP/IP network. The Company also offers a variety of GPIB support products, including converters, expanders, extenders, data buffers and GPIB system analyzers as well as cables and other accessories.

     VXI Controllers/Driver Software. VXI is an industry standard high-end instrumentation platform developed in 1987 through an industry consortium to take advantage of the computation and display capabilities of desktop computers and workstations. With VXI, the physical size of multiple instrument systems can be decreased and communication between instruments and computers can be dramatically improved. Like GPIB, VXI is supported by a variety of traditional third-party instrument manufacturers and is largely used in the T&M market.

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

     The Company is a leading supplier of VXI computer controller hardware and the accompanying NI-VXI and NI-VISA driver software.

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

     PXI Modular Instrumentation. The Company's PXI modular instrument platform, which was introduced in 1997, is a desktop PC packaged in a small, rugged form factor with expansion slots and instrumentation extensions. It combines mainstream PC software and PCI hardware with advanced instrumentation capabilities designed in the VXI architecture. In essence, PXI is an instrumentation PC - delivering many of the benefits of VXI in a much smaller package and at much lower prices. In 1998, the Company expanded its PXI product offerings to include modules which address a wide variety T&M and IA applications. Also, during 1998, PXI was formally established as an open industry standard and received endorsements from over 40 suppliers. The Company has targeted its PXI products for both the T&M and IA markets.

     Image Acquisition. In late 1996, the Company introduced its first image acquisition hardware and software for the machine vision market. In the past, building PC-based machine vision systems was reserved for integrators, OEMs, and vision experts. Today, with the advanced technologies in personal computers and the Company's vision products, it is cost-effective for end-users to integrate vision into their T&M and IA applications. The Company's vision software is designed to work with many different environments, including LabVIEW, LabWindows/CVI, ComponentWorks and BridgeVIEW. Image acquisition is commonly used in applications for quality control of manufactured products.

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

     Distributed Input/Output Hardware/Software. The Company introduced its FieldPoint product for distributed I/O applications in mid-1997. FieldPoint is an intelligent, distributed, and modular I/O system that gives industrial system developers an economical solution for monitoring and control applications. The FieldPoint system includes isolated analog and digital I/O modules, terminal base options, and network modules. FieldPoint software includes a server that provides seamless integration into BridgeVIEW, driver libraries for support under LabVIEW, LabWindows/CVI and Lookout, and an OPC server that provides wide compatibility of FieldPoint hardware with other industrial automation software packages.

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

Customers

     The Company has a broad customer base, with no customer accounting for more than 3% of the Company's sales in 1998, 1997 or 1996.

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

     The Company reaches its intended audience through distribution of written and electronic materials and demonstration disks, participation in tradeshows and technical conferences and training and user seminars. An in-house staff develops the advertising, publicity, and promotional materials that the Company uses worldwide. The primary marketing/sales tool is the Company's catalog, published annually and distributed worldwide. The catalog is over 800 pages, with detailed tutorial information that educates readers about the Company's integrated product architecture and virtual instrumentation concept. Short-form versions of the catalog are typically also available in languages of major international markets, including French, German, Spanish and Japanese. Product and technical information is also provided through the Company's World Wide Web site on the Internet and through interactive CD-ROM. In 1997, the Company began selling some of its products over the Internet. During 1998, the Company introduced several new web initiatives including features that allow customers to view the Company's on-line catalog, interactively configure a system, place orders, track the status of orders, register products and obtain software upgrades. On January 1, 1999, the Company introduced a new feature to enable customers to obtain pricing in U.S. dollars, euros and yen. The Company expects to increase efforts in this area in the future.

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

Sales and Distribution

     The Company distributes its software and hardware products through a direct sales organization, independent distributors, OEMs, VARs, system integrators and consultants. The Company has sales offices in the United States and sales offices and distributors in key international markets. International sales accounted for approximately 44%, 41% and 43% of the Company's revenues in 1998, 1997 and 1996, respectively. The Company expects that a significant portion of its total revenues will continue to be derived from international sales. See
Note 12 of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of the Company's net sales, operating income and identifiable assets.

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

     Direct Sales

     The Company directly markets and sells its products in the United States, Canada and many European and Asia/Pacific countries. The Company has sales offices located throughout the United States (including the District of Columbia) and in key international markets. Many of the Company's international sales offices employ application engineering technical support specialists as well as sales, marketing and administrative personnel.

     The Company's international sales are subject to inherent risks, including fluctuations in local economies; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. The Company's sales outside of North America are denominated in local currencies, and accordingly, the Company is subject to the risks associated with fluctuations in currency rates. In particular, increases in the value of the dollar against foreign currencies decrease the dollar value of foreign sales requiring the Company either to increase its price in the local currency, which could render the Company's product prices noncompetitive, or to suffer reduced revenues and gross margins as measured in US dollars. These dynamics have adversely affected revenue growth in international markets in recent years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 11 of Notes to Consolidated Financial Statements.

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

     VARs, System Integrators and Consultants

     The Company has relationships with third-party VARs, system integrators and consultants who offer add-on products and system integration services. These third-party developers expand the Company's market and sales opportunities by adding value to the Company's standard products, making them suitable for vertical market applications such as manufacturing automation or image processing and analysis. The Company maintains a formal third-party sales/marketing/training program, called the Alliance Program, which it uses to work with many of the VARs, system integrators and consultants. Applicants must be sponsored for membership by a Company sales engineer, pass qualification criteria and pay a nominal annual membership fee. In late 1998, the Company introduced an elite level of its Alliance Program called Select Integrators. Select Integrators must qualify for the program based upon their level of business with the Company. As of December 31, 1998, the Company's Alliance Program had over 500 members including several Select Integrators. The Company publishes on-line directories on its website of third-party Alliance Program member products and services for use by its sales force and its end users to locate additional products and/or services compatible with the Company's products. The Company makes available to qualified third-parties the opportunity to participate in joint marketing and sales programs, such as trade shows, customer sales events and the Instrumentation Newsletter. In addition to its relationships with third party VAR, system integrators and consultants, the Company has a direct presence in the German DAQ systems integration market through its DATALOG subsidiary.

Customer Support

     The Company believes the ability to provide comprehensive service and support to its customers is an important factor in its business. The Company permits customers to return products within 30 days from receipt for a refund of the purchase price less a restocking charge, and generally provides a two-year warranty on GPIB hardware products, a one-year warranty on other hardware products, and a 90-day warranty on cables and software (medium only). Historically, warranty costs have not been material. Some of the key elements of the Company's service and support strategy include:

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

Competition

     The markets in which the Company operates are characterized by intense competition from numerous competitors, and the Company expects to face further competition from new market entrants in the future. A key competitor is
Hewlett-Packard Company ("HP"), which has been the leading supplier of traditional instrumentation solutions for decades. The Company believes HP is the dominant supplier of GPIB and VXI-compatible instruments and systems in the T&M market. HP is also a leading supplier of equipment used in data acquisition and control applications. Although HP offers its own line of instrument controllers, HP also offers hardware and software add-on products for third-party desktop computers and workstations that directly compete with the Company's virtual instrumentation products. HP is aggressively advertising and marketing its products and system integration services. Because of HP's dominance in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse affect on the Company. The Company also faces competition from a variety of other competitors.

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

     As of December 31, 1998, the Company employed 424 people in product research and development. The Company's research and development expenses were $34.8 million, $30.3 million, and $24.4 million for 1998, 1997, and 1996, respectively.

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

     As of December 31, 1998, the Company held 65 United States patents and 4 patents in foreign countries (one patent registered in Europe and 8 countries; one patent in Canada, one patent in Europe and 3 countries, and one patent in Japan), and had 89 patent applications pending in the United States and foreign countries. Twenty-three of such United States patents are software patents related to LabVIEW, and cover fundamental aspects of the graphical programming approach used in LabVIEW. The Company's patents expire from 2007 to 2017. No assurance can be given that the Company's pending patent applications will result in the issuance of patents. The Company also owns certain registered trademarks in the United States and abroad.

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

Employees

     As of December 31, 1998, the Company had 1,658 employees, including 424 in research and development, 803 in sales and marketing and customer support, 220 in manufacturing and 211 in administration and finance. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage. The Company considers its employee relations to be good.

ITEM 2.     PROPERTIES

     The Company's principal administrative, sales, marketing, manufacturing, research and development activities are conducted at three Company-owned buildings in Austin, Texas. The Company owns approximately 69 acres of land in north Austin, Texas. In 1998, the Company completed construction of a 232,000 square foot office facility, which is located next to an existing 140,000 square foot manufacturing facility. The Company also owns a 136,000 square foot office building in Austin, Texas in which it houses certain of its sales operations. A portion of the 136,000 square foot office building is currently leased to International Business Machines Corporation.

     As of December 31, 1998, the Company also maintained a number of sales and support offices in the United States and overseas. The Company believes existing field sales and support facilities are adequate to meet its current requirements.

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

                                         PART II


ITEM 5.     MARKET  FOR  THE  REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

     The Company's Common Stock, $0.01 par value, began trading on the Nasdaq National Market System under the symbol NATI effective March 13, 1995. Prior to that date, there was no public market for the Common Stock. The high and low closing prices for the Common Stock in the following table, as reported by Nasdaq, have been retroactively restated to reflect the three-for-two stock split declared by the Company's Board of Directors on October 15, 1997 for holders of record as of the close of business on October 28, 1997.

                1998           High           Low

      First Quarter 1998       34 7/8         25 1/4
      Second Quarter 1998      36 3/8         26 5/8
      Third Quarter 1998       34 1/4         21 7/8
      Fourth Quarter 1998      34 4/7         19

                1997           High           Low

      First Quarter 1997       25 5/6         20 2/3
      Second Quarter 1997      23 1/2         18 1/2
      Third Quarter 1997       31             21 5/6
      Fourth Quarter 1997      33 1/3         25

     At the close of business on February 25, 1999, there were approximately 896 holders of record of the Common Stock and approximately 5,000 shareholders of beneficial interest.

     The Company believes factors such as quarterly fluctuations in results of operations, announcements by the Company or its competitors, technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimates by analysts may cause the market price of the Common Stock to fluctuate, perhaps substantially. In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to their operating results. These broad market and industry fluctuations were most recently noted during the third quarter of 1998 when many technology stocks declined in price. There can be no assurances that these market concerns will not continue in the immediate future and may adversely affect the market price of the Company's Common Stock.

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

                                            Years Ended December 31,
                                ------------------------------------------------
                                  1998      1997      1996      1995      1994
                                --------  --------  --------  --------  --------
                                     (in thousands, except per share data)
Statements of Income Data:
Net sales:..............
  North America.........       $153,435  $141,784  $114,382  $ 93,001  $ 77,333
  Europe................         86,961    66,318    58,108    51,145    38,505
  Asia Pacific..........         33,834    32,777    28,225    20,673    11,165
                                --------  --------  --------  --------  --------
  Consolidated net sales        274,230   240,879   200,715   164,819   127,003

Cost of sales...........         65,187    55,096    49,755    39,525    30,627
                                --------  --------  --------  --------  --------
  Gross profit..........        209,043   185,783   150,960   125,294    96,376
                                --------  --------  --------  --------  --------

Operating expenses:
  Sales and marketing...        100,783    87,096    72,067    63,733    49,957
  Research and development       34,757    30,296    24,387    19,991    15,163
  General and administrative     20,455    18,508    17,129    15,071    11,414
                                -------   --------  --------  --------  --------
  Total operating expenses      155,995   135,900   113,583    98,795    76,534
                                --------  --------  --------  --------  --------

  Operating income......         53,048    49,883    37,377    26,499    19,842

Other income (expense):
  Interest income.......          3,439     3,455     2,405     1,635       240
  Interest expense......           (463)     (502)     (844)     (875)     (542)
  Net foreign exchange
   (loss) gain..........           (224)   (2,649)     (899)      150     1,556
                                --------  --------  --------  --------  --------
  Income before income taxes     55,800    50,187    38,039    27,409    21,096

Provision for income taxes       18,414    16,562    12,553     9,986     8,129
                                --------  --------  --------  --------  --------

  Net income............       $ 37,386  $ 33,625  $ 25,486  $ 17,423  $ 12,967
                                ========  ========  ========  ========  ========

Basic earnings per share       $   1.14  $   1.03  $   0.79  $   0.56  $   0.48
                                ========  ========  ========  ========  ========
Weighted average shares
outstanding-basic.......         32,832    32,563    32,359    31,158    27,164
                                ========  ========  ========  ========  ========

Diluted earnings per share     $   1.10  $   1.00  $   0.77  $   0.55  $   0.47
                                ========  ========  ========  ========  ========
Weighted average shares
outstanding-diluted.....         34,100    33,656    32,943    31,424    27,483
                                ========  ========  ========  ========  ========

                                                  December 31,
                                ------------------------------------------------
                                  1998      1997      1996      1995      1994
                                --------  --------  --------  --------  --------
                                                      (in thousands)
Balance Sheet Data:
Cash and cash equivalents      $ 51,538  $ 31,943  $ 30,211  $ 12,016  $  7,526
Short-term investments..         49,158    51,067    48,956    37,765       ---
Working capital.........        133,510   112,142    99,294    74,546    26,869
Total assets............        249,786   204,490   169,225   137,102    70,751
Long-term debt, net of
current portion                   4,379     5,151     9,175    11,603     9,083
Total stockholders' equity      204,184   161,754   126,953    98,736    40,474

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

Overview

          National Instruments Corporation designs, develops, manufactures and markets instrumentation and automation software and specialty interface cards for general commercial, industrial and scientific applications. The Company offers hundreds of products used to create virtual instrumentation systems for measurement and automation. The Company has identified two major markets for its products: test and measurement and industrial automation. Many of the Company's products may be used in either environment, and consequently, specific application of the Company's products is determined by the end-customer and often is not known to the Company at the time of sale. The Company's products are used in a variety of applications from research and development to production testing and industrial control. In test and measurement applications, the Company's products can be used to monitor and control traditional instruments or to create computer-based instruments that can replace traditional instruments. In industrial automation applications, the Company's products can be used in the same ways as in test and measurement and can also be used to integrate measurement functionality with process automation capabilities. The Company sells to a large number of customers in a wide variety of industries. No single customer accounted for more than 3% of the Company's sales in 1998, 1997 or 1996.

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

Results of Operations

          The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statements of income:

                                            Years Ended December 31,
                                     ---------------------------------------
                                        1998          1997          1996
                                     -----------   -----------   -----------
Net sales
  North America.............             56.0%         58.9%         57.0%
  Europe....................             31.7          27.5          29.0
  Asia Pacific..............             12.3          13.6          14.0
                                     -----------   -----------   -----------
  Consolidated net sales....            100.0         100.0         100.0
Cost of sales...............             23.8          22.9          24.8
                                     -----------   -----------   -----------
  Gross profit..............             76.2          77.1          75.2
Operating expenses:
  Sales and marketing.......             36.7          36.1          35.9
  Research and development..             12.7          12.6          12.2
  General and administrative              7.5           7.7           8.5
                                     -----------   -----------   -----------
    Total operating expenses             56.9          56.4          56.6
                                     -----------   -----------   -----------
    Operating income........             19.3          20.7          18.6
Other income (expense):
  Interest income ..........              1.3           1.4           1.2
  Interest expense..........             (0.2)         (0.2)         (0.4)
  Net foreign exchange loss.             (0.1)         (1.1)         (0.4)
                                     -----------   -----------   -----------
Income before income taxes..             20.3          20.8          19.0
Provision for income taxes..              6.7           6.9           6.3
                                     -----------   -----------   -----------
Net income..................             13.6%         13.9%         12.7%
                                     ===========   ===========   ===========

    Net Sales. In 1998, net sales for the Company's products reached $274.2 million, a 14% increase from the level achieved in 1997, which followed an increase in net sales of 20% in 1997 over the level achieved in 1996. This year marks the twenty-second year of double-digit annual sales growth. The increase in sales in these periods is primarily attributable to the introduction of new and upgraded products in each period, increased market acceptance of the Company's products in each of the major geographical areas in which the Company operates, and an expanded customer base. The decrease in the 1998 U.S. dollar annual growth rate, 14% as compared to 20% in 1997, is attributed to a slowdown in sales growth in North America and Asia Pacific.

     North American revenue was $153.4 million in 1998, an increase of 8.2% from 1997, following a 24% increase in 1997 over 1996. The increase in sales in North America in 1998 is primarily attributable to increased demand for the Company's products in the telecom and automotive industries and the industrial automation market. The decrease in the North American revenue growth rate is attributed to a decrease in sales of the Company's products as a result of an overall downturn in the test and measurement market. This downturn was most pronounced in sales to customers in the automated test equipment, semiconductor, defense and aerospace industries. The slowdown in the automated test equipment and semiconductor markets is partially attributable to the effect on the U.S. economy of the Asian economic situation. In addition, the Company was not successful in increasing its U.S. field sales force until the fourth quarter of 1998.

     European revenue was $87.0 million in 1998, an increase of 31% over 1997, following a 14% increase in 1997 from 1996. The increase in revenue growth in Europe is primarily attributable to market acceptance of the Company's products, the strong local economies and the Company's expansion in its European sales force.

     Asia Pacific revenue grew 3% to $33.8 million in 1998, which followed a 16% increase in 1997 over 1996 levels. The decrease in the Asia Pacific revenue growth rate during 1998 is primarily attributed to the weakening of the Japanese yen, Korean won and other Asian currencies and the weak state of these economies. See the discussion below for more information concerning the impact of foreign currency fluctuations on sales growth.

     International sales (sales to customers outside of North America) accounted for 44%, 41% and 43% of the Company's consolidated net sales for 1998, 1997 and 1996, respectively. The Company intends to continue to expand its international operations by increasing market presence in existing markets, and continuing to use distributors to sell its products in countries in which the sales volume does not justify direct sales activities.

     The Company's international sales are subject to inherent risks, including fluctuations in local economies; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. The Company's sales outside of North America are denominated in local currencies, and accordingly, the Company is subject to the risks associated with fluctuations in currency rates. In particular, increases in the value of the dollar against foreign currencies decrease the U.S. dollar value of foreign sales requiring the Company either to increase its price in the local currency, which could render the Company's product prices noncompetitive, or to suffer reduced revenues and gross margins as measured in U.S. dollars. These dynamics have adversely affected revenue growth in international markets in 1998 and 1997. The Company's foreign currency hedging program includes both foreign currency forward and purchased option contracts to reduce the effect of exchange rate fluctuations. However, the hedging program will not eliminate all of the Company's foreign exchange risks. (See "Foreign Exchange Gain/Loss" below and Note 11 of Notes to Consolidated Financial Statements.)

     Sales made by the Company's direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the weighted average value of the U.S. dollar. This weighted average is calculated as the percentage change in the value of the currency relative to the dollar, multiplied by the proportion of international sales recorded in the particular currency. Between 1997 and 1998 this weighted average value of the U.S. dollar increased by 4%, causing an equivalent decrease in the U.S. dollar value of the Company's foreign currency sales and expenses. If the weighted average value during 1998 had been the same as that in 1997, the Company's consolidated net sales for 1998 would have been $278.9 million representing an increase of $4.7 million, which represents 16% consolidated sales growth. If the weighted average value during 1998 had been the same as that in 1997, the Company's consolidated operating expenses would have been $157.0 million, representing an increase of $1.0 million. The preceding proforma amounts and percentages are presented for comparison purposes.

     Gross Profit. As a percentage of sales, gross profit represented 76%, 77% and 75% in 1998, 1997, and 1996, respectively. The relatively high software content of the Company's products is demonstrated in the gross margins achieved by the Company. In 1998, the effect of foreign currency exchange rate fluctuations and the weak Asia Pacific economies negatively impacted revenue growth and gross margin. A lesser factor affecting gross margin includes increased manufacturing expenses attributable to the addition of a third production line in April 1998. The higher margin in 1997 is the result of reduced direct material costs used in production and the favorable leveraging of our production overhead expenses against the increase in sales. There can be no assurance that the Company will maintain its historical margin.

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

     Sales and Marketing. Sales and marketing expense in 1998 increased 16% from 1997, which followed an increase of 21% in 1997 from 1996. The increase in the expense in absolute amounts during 1998 and 1997 is primarily attributable to programs to increase the Company's international presence in both the European and Asia Pacific markets, increases in sales and marketing personnel both internationally and in North America, increased marketing for new products and a worldwide seminar series. Sales and marketing personnel increased by 132 during 1998 from 671 at December 31, 1997 to 803 at December 31, 1998. Sales and marketing expense as a percentage of revenue increased to 37% in 1998 from 36% in 1997 and 1996.

     The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on initial marketing and advertising campaign costs associated with major new product releases and entry into new market areas, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

     Research and Development. Research and development expense in 1998 increased 15% compared to 1997 following an increase of 24% in 1997 over 1996. Excluding the effect of acquisition of products, technology and assets, research and development expense grew 12%, 26% and 17% during 1998, 1997 and 1996, respectively. (See Note 8 of Notes to Consolidated Financial Statements for a description of the Company's acquisitions.) The increase in research and development expenditures (excluding the acquisition related charges in 1998 and 1997) in absolute amounts and as a percentage of sales in each period was primarily due to the hiring of additional product development engineers. Research and development personnel increased from 373 at December 31, 1997 to 424 at December 31, 1998. The Company believes that a significant investment in research and development is required to remain competitive and continue revenue growth.

     The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company amortizes such costs over the related product's estimated economic life, generally three years, beginning when a product becomes available for general release. Amortization expense totaled $2.8 million, $1.5 million and $2.1 million during 1998, 1997 and 1996, respectively. The increase in amortization expense is due primarily to amortization of $750,000 of purchased software capitalized in the 1998 Datalog acquisition. Software development costs capitalized during such years were $3.3 million, $2.1 million and $3.0 million, respectively. The levels of capitalization for 1998 were primarily a result of LabVIEW 5.0 and 5.1, NI-DAQ 6.5 and purchased software development costs related to the Datalog acquisition. The significant items capitalized in 1997 include NI-DAQ, LabVIEW 5.0, LabWindows/CVI and purchased software development costs related to the nuLogic acquisition. (See Note 5 of Notes to Consolidated Financial Statements for a description of intangibles.)

     General and Administrative. General and administrative expenses in 1998 increased 10.5% from 1997, considerably lower than the increase in revenue of 14%. The continued leveraging of expenses is primarily due to the implementation of new management information systems in the U.S., Europe and Japan. In absolute dollars, the majority of the increase was comprised of cost attributable to staffing increases in the information system department. Support of the new management information systems and web based applications was the main focus areas for incremental investment in 1998. The 1998 increase followed an 8% increase in 1997 which also was driven by training and implementation costs of the new management information systems. General and administrative expenses as a percentage of revenue declined to 7.5% during 1998. This marks the third consecutive year of reduced general and administrative expenses as a percent of revenue. This decline is attributable to the efficiencies brought on by the improvements made in recent years to the worldwide management information system. The Company expects that general and administrative costs will continue to increase in absolute amounts as the Company continues to invest in developing web based commerce and management information systems.

     Interest Income and Expense. Interest income in 1998 was flat from 1997, which followed an increase of 44% in 1997 from 1996. The primary source of interest income is from the investment of proceeds from the Company's issuance of common stock under an initial public offering in March 1995 and cash flow generated from operations. Net cash provided by operating activities in 1998 totaled $46.0 million. During the first half of 1998, $16.5 million was used to pay construction costs of the Company's new office building. During 1997, interest income increased due to the investment of cash generated from operations. Interest expense decreased 8% from 1997, which followed a decrease of 41% in 1997 from 1996. Interest expense represents less than 1% of net sales and fluctuates as a result of bank borrowings and interest terms thereon. The 8% decrease in interest expense in 1998 from 1997 is attributed to scheduled repayments on the manufacturing facility loan. The large decrease in interest expense from 1996 to 1997 is attributed to repayments of equipment and facility loans during January 1997. (See Note 6 of Notes to Consolidated Financial Statements for a description of the Company's debt.)

     Foreign Exchange Gain/Loss. The Company experienced net foreign exchange losses of $224,000 in 1998, compared to losses of $2.6 million and $899,000 in 1997 and 1996, respectively. These results are attributable to movements between the U.S. dollar and the local currencies in countries in which the Company's sales subsidiaries are located. The Company recognizes the local currency as the functional currency of its international subsidiaries.

     During 1998, the Company utilized foreign currency forward exchange contracts to economically hedge a majority of its foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. The Company typically limits the duration of its foreign exchange forward contracts to 90 days.

     In December 1997, the Company expanded its foreign currency hedging program to also include foreign currency purchased option contracts in order to reduce its exposures to fluctuations in future net foreign currency cash flows. The Company's policy allows for the purchase of 5% "out-of-the-money" foreign currency purchased option contracts for up to 80% of its risk and limits the duration of these contracts to 12 months. As a result, the Company's hedging activities only partially address its risks in foreign currency transactions, and there can be no assurance that this strategy will be successful.

     Effective January 1, 1999, the Company elected to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." (See Note 15 of Notes to Consolidated Financial Statements.)

     The Company does not currently invest in contracts for speculative purposes nor does it intend to do so in the foreseeable future. (See Note 11 of Notes to Consolidated Financial Statements for a description of the Company's forward and purchased option contracts and hedged positions.)

     Provision for Income Taxes. The provision for income taxes reflects an effective tax rate of 33% in 1998, 1997 and 1996.

     At December 31, 1998, seven of the Company's subsidiaries had available, for income tax purposes, foreign net operating loss carryforwards of approximately $4.2 million, of which $3.5 million expire between 2000 and 2008. The remaining $654,000 of loss carryforwards may be carried forward indefinitely to offset future taxable income in the related tax jurisdictions. (See Note 7 of Notes to Consolidated Financial Statements for further discussion of the Company's income tax provision.)

Liquidity and Capital Resources

     The Company is currently financing its operations and capital expenditures through cash flow from operations. At December 31, 1998, the Company had working capital of approximately $133.5 million compared to $112.1 million at December 31, 1997.

     Accounts receivable increased to $45.6 million at December 31, 1998 from $37.4 million at December 31, 1997, as a result of higher sales levels. Receivable days outstanding at December 31, 1998 was 57 days compared to 54 days outstanding at December 31, 1997. Consolidated inventory balances have increased to $16.5 million at December 31, 1998 from $15.5 million at December 31, 1997. Inventory turns of 4.2 per year represent an improvement over turns of 4.1 per year at December 31, 1997 and reflect improvements in inventory management occurring at the Company's manufacturing facility in Austin, Texas as well as at the centralized European warehouse in Amsterdam.

     Cash used for investing activities in 1998 includes $28.0 million for the purchase of property and equipment, capitalization of software development costs of $2.8 million and purchase price of $2.2 million for the purchase of Datalog. The Company completed an office building located next to its manufacturing facility in Austin, Texas in the summer of 1998. The total cost for the new building, including furniture, fixtures and equipment was $31.0 million of which $16.5 million was paid in 1998 out of cash generated from operations.

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances, internally generated funds, and financing arrangements with its current financial institutions. The Company has a $28.5 million credit agreement with NationsBank of Texas, N.A. which consists of (i) a $20.0 million revolving line of credit, and (ii) an $8.5 million manufacturing facility loan. As of December 31, 1998, the Company had no outstanding balance on the line of credit and had a balance of $5.2 million on the manufacturing facility loan. The revolving line of credit expires on December 31, 1999. The Company's credit agreements contain certain financial covenants and restrictions as to various matters, including the bank's prior approval of significant mergers and acquisitions. Borrowings under the line of credit are collateralized by substantially all of the Company's assets. (See Note 6 of Notes to Consolidated Financial Statements for additional information regarding the Company's debt.)

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

Market Risk

     The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

     Foreign Currency Hedging Activities. The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on the Company's earnings and cash flow. Accordingly, the Company utilizes purchased foreign currency option contracts and forward contracts to hedge its exposure on anticipated transactions and firm commitments. The principal currencies hedged are the British pound, Japanese yen, German deutsche mark, French franc, Italian lire and Swedish krona. The Company monitors its foreign exchange exposures regularly to ensure the overall effectiveness of its foreign currency hedge positions.
However, there can be no assurance the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position. Based on the foreign exchange instruments outstanding at December 31, 1998, an adverse change (defined as 20% in certain Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in income before taxes of less than $4.0 million. Additionally, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. (See Note 11 of Notes to Consolidated Financial Statements for a description of the Company's financial instruments at December 31, 1998 and 1997.)

     Short-term Investments. The fair value of the Company's investments in marketable securities at December 31, 1998 was $49.2 million. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies the marketable securities portfolio by investing in multiple types of investment-grade securities. The Company's investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on the Company's investment portfolio and interest rates at December 31, 1998, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of less than $400,000, respectively, in the fair value of the investment portfolio. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

Factors Affecting the Company's Business

     Fluctuations in Quarterly Results. The Company's quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including: changes in the mix of products sold; the availability and pricing of components from third parties (especially sole sources); the timing of orders; level of pricing of international sales; fluctuations in foreign currency exchange rates like the past devaluation in certain Asian currencies; the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales; and changes in pricing policies by the Company, its competitors or suppliers. Specifically, if the Asian currencies again weaken against the U.S. dollar, and if the local sales prices cannot be raised, the Company could experience additional deterioration of its Asian profit margin. As has occurred in the past and as may be expected to occur in the future, new software products of the Company or new operating systems of third parties on which the Company's products are based, often contain bugs or errors that can result in reduced sales and/or cause the Company's support costs to increase, either of which could have a material adverse impact on the Company's operating results. Furthermore, the Company has significant revenues from customers in industries such as semiconductors, automated test equipment, telecommunications, aerospace, defense and automotive which are cyclical in nature. Downturns in these industries have adversely affected revenue growth in 1998 and they could continue to do so.

     In recent years, the Company's revenues have been characterized by seasonality, with revenues typically being relatively constant in the first, second and third quarters, growing in the fourth quarter and being relatively flat or declining from the fourth quarter of the year to the first quarter of the following year. If this historical pattern continues, revenues for the first quarter of 1999 may not exceed revenues from the fourth quarter of 1998. The Company's results of operations in the third quarter of 1999 may be adversely affected by lower sales levels in Europe which typically occur during the summer months. The Company believes the seasonality of its revenue results from the international mix of its revenue and the variability of the budgeting and purchasing cycles of its customers throughout each international region.

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

     Operation in Intensely Competitive Markets. The markets in which the Company operates are characterized by intense competition from numerous competitors, and the Company expects to face further competition from new market entrants in the future. A key competitor is Hewlett-Packard Company ("HP"), which has been the leading supplier of traditional instrumentation solutions for decades. Although HP offers its own line of instrument controllers, HP also offers hardware and software add-on products for third-party desktop computers and workstations that provide solutions that directly compete with the Company's virtual instrumentation products. HP is aggressively advertising and marketing products that are competitive with the Company's products. Because of HP's strong position in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse effect on the Company's operating results.

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

     Management Information Systems.

     During 1998, the Company implemented a contact management and technical support incident tracking system in 10 European branches, as well as a data warehouse to aid in real-time worldwide sales information analysis. In 1999, the Company will complete implementation of the contact management and technical support incident tracking system in the three remaining European branches, the U.S. and Japan. The Company will also devote significant effort on the development of our web commerce offerings.

     Implementation of the new order entry, distribution and finance management information systems in Europe and Japan was completed in 1997. As with any information system, unforeseen issues may arise that could affect management's ability to receive adequate, accurate and timely financial information which in turn could inhibit effective and timely decisions. Furthermore, it is possible that one or more of the Company's three regional information systems could experience a complete or partial shutdown. If this shutdown occurred near the end of a quarter it could impact the Company's product shipments and revenues as product distribution is heavily dependent on the integrated management information systems in each region. Accordingly, operating results in that quarter would be adversely impacted due to the shipments which would not occur until the following period. The Company is working to achieve reliable regional management information systems to control costs and improve the ability to deliver its products in substantially all of its direct markets worldwide. No assurance can be given that the Company's efforts will be successful. The failure to receive adequate, accurate and timely financial information could inhibit management's ability to make effective and timely decisions. For further information related to the management information system see the discussion of the Impact of Year 2000 included in this document.

     Risks Associated with International Operations and Foreign Economies. International sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. The regulatory environment in some emerging countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by the Company's direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the weighted average value of the U.S. dollar. This weighted average is calculated as the percentage change in the value of the currency relative to the dollar, multiplied by the proportion of international sales recorded in the particular currency. Between 1997 and 1998 this weighted average value of the U.S. dollar increased by 4%, causing an equivalent decrease in the U.S. dollar value of the Company's foreign currency sales and expenses. If the weighted average value during 1998 had been the same as that in 1997, the Company's consolidated net sales for 1998 would have been $278.9 million representing an increase of $4.7 million, which represents 16% consolidated sales growth. If the weighted average value during 1998 had been the same as that in 1997, the Company's consolidated operating expenses would have been $157.0 million, representing an increase of $1.0 million, or 15% from 1997. If the U.S. dollar strengthens again in the future, it could have a materially adverse effect on the operating results of the Company.

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

     Proprietary Rights and Intellectual Property Litigation. The Company's success depends in part on its ability to obtain and maintain patents and other proprietary rights relative to the technologies used in its principal products. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may have in the past infringed or violated certain of the Company's intellectual property rights. As is typical in the industry, the Company from time to time may be notified that it is infringing certain patent or intellectual property rights of others. While no actions are currently pending by or against the Company, there can be no assurance that litigation will not be initiated in the future which may cause significant litigation expense, liability and a diversion of management's attention which may have a material adverse effect on results of operations.

     Dependence on Key Management and Technical Personnel. The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, research and development and operational personnel including Dr. Truchard, Mr. Kodosky and other members of senior management and key technical personnel. The Company has no agreements providing for the employment of any of its key employees for any fixed term and the Company's key employees may voluntarily terminate their employment with the Company at any time. The loss of the services of one or more of the Company's key employees in the future could have a material adverse effect on operating results. The Company also believes its future success will depend in large part upon its ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies as well as training, motivating and supervising the employees. In addition, the recruiting environment for software engineering, sales and other technical professionals is very competitive. Competition for qualified software engineers is particularly intense and is likely to result in increased personnel costs. Failure to attract or retain qualified software engineers could have an adverse effect on the
Company's operating results. The Company also recruits and employs foreign nationals to achieve its hiring goals primarily for entry-level engineering and software positions. There can be no guarantee that the Company will continue to be able to recruit foreign nationals to the current degree if government requirements for temporary and permanent residence becomes increasingly restrictive. These factors further intensify competition for key personnel, and there can be no assurance that the Company will be successful in retaining its existing key personnel or attracting and retaining additional key personnel.

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

     Impact of Year 2000. Like many other companies, the Year 2000 computer issue creates risks for the Company. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. There are two other related issues which could also lead to incorrect calculations or failures: i) some programs assign special meaning to certain dates, such as 9/9/99, and ii) the fact that the Year 2000 is a leap year. To address these Year 2000 issues with its internal systems, the Company has initiated a comprehensive program which is designed to deal with the most critical systems first. These activities are intended to encompass all major categories of systems in use by the Company, including network and communications infrastructure, manufacturing, research and development, facilities management, sales, finance and human resources. The Company's manufacturing equipment and systems are highly automated, incorporating PC's, embedded processors and related software to control activity scheduling, inventory tracking and manufacturing. As of December 1998, the majority of the Company's critical and priority manufacturing systems and non-manufacturing systems were determined to be already Year 2000 capable, or replacements, changes, upgrades or workarounds have been determined and tested. These replacements, changes and upgrades may not yet have been deployed.

     The Company is continuing to test, gather and produce information about its products. Certain older products will not be tested. The Company is classifying its tested products into the following categories of compliance: compliant, compliant with minor issues, and not compliant. Most of the products tested are either compliant or compliant with minor issues. If a product is stated to be non-compliant, the Company plans to make information available as to how an organization could avoid possible Year 2000 issues regarding that product. The Company is also providing additional information and references to help other organizations test their products and applications so that end-users' systems are Year 2000 compliant.

     A Year 2000 Readiness Disclosure Statement is available at the National Instruments web site. Information on the Company's web site is provided to customers for the sole purpose of assisting in planning for the transition to the Year 2000. No assurances can be made that problems will not arise such as customer problems with other software programs, operating systems or hardware that disrupt their use of the Company's products. There can be no assurances that such disruption would not negatively impact costs and revenues in future years.

     The Company is also actively working with suppliers of products and services to determine the extent to which the suppliers' operations and the products and services they provide are Year 2000 capable and to monitor their progress toward Year 2000 capability. Highest priority is being placed on working with suppliers that are critical to the business. The Company has made inquiry of its major suppliers and to date has received written responses to its initial inquiries from 72% of critical suppliers. Follow-up activities seek to determine whether the supplier is taking all appropriate steps to fix Year 2000 problems and to be prepared to continue functioning effectively as a supplier in accordance with National Instruments' standards and requirements. Contingency plans are being developed to address issues related to suppliers that are not considered to be making sufficient progress in becoming Year 2000 capable in a timely manner. The Company is also developing contingency plans to address possible changes in customer order patterns due to Year 2000 issues. As with suppliers, the readiness of customers to deal with Year 2000 issues may affect their operations and their ability to order and pay for products.

     The Company believes that its most likely worst case Year 2000 scenarios would relate to problems with the systems of third parties rather than with the Company's internal systems or its products. It is clear that the Company has the least ability to assess and remediate the Year 2000 problems of third parties and the Company believes the risks are greatest with infrastructure (e.g. electricity supply, water and sewer service), telecommunications, transportation supply chains and critical suppliers of materials.

     A worst case scenario involving a critical supplier of materials would be the partial or complete shutdown of the supplier and its resulting inability to provide critical supplies to the Company on a timely basis. The Company does not maintain the capability to replace most third party supplies with internal production. Where efforts to work with critical suppliers to ensure Year 2000 capability have not been successful, contingency planning generally emphasizes the identification of substitute and second-source suppliers, and includes a planned increase in the level of inventory carried.

     The Company is not in a position to identify or to avoid all possible scenarios; however, the Company is currently assessing scenarios and taking steps to mitigate the impacts of various scenarios if they were to occur. This contingency planning will continue through 1999 as the Company learns more about the preparations and vulnerabilities of third parties regarding Year 2000 issues. Due to the large number of variables involved, the Company cannot provide an estimate of the damage it might suffer if any of these scenarios were to occur.

     In 1994, the Company commenced the replacement of its legacy information systems with a new generation of integrated applications. Since that time, the Company has progressively replaced its manufacturing distribution, order entry and financial systems in the U.S., Europe and Japan. These changes were made to improve management's control of the organization and increase operational efficiency. This early replacement of many of the Company's legacy systems has reduced the extent of the Company's internal Year 2000 exposure.

     The Company's Year 2000 efforts have been undertaken almost entirely with its existing personnel. In some instances, consultants have been engaged to provide specific guidance or services. Activities with suppliers and customers have also involved their staffs and consultants.

     The Company currently expects that the total cost of these programs, including both incremental spending and redeployed resources, will not exceed $3.7 million. Approximately $2.4 million has been spent on the programs to date. Expected Year 2000 costs for manufacturing and non-manufacturing internal systems in 1998 represent 37% of the total information technology budget for 1998. No significant internal systems projects are being deferred due to the Year 2000 program efforts. The estimated costs do not include any potential costs related to customer or other claims, or potential amounts related to executing contingency plans, such as costs incurred on account of an infrastructure or supplier failure. The Company has adequate general corporate funds with which to pay for the programs' expected costs. All expected costs are based on the current assessment of the programs and are subject to change as the programs progress.

     As we get closer to December 31, 1999, certain of the Company's customers may decide to delay purchases of the Company's products as part of a general restriction on new system implementations. Should a significant number of the Company's customers adopt this strategy, this could have a material impact on the Company's operating results.

     Based on currently available information, management does not believe that the Year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on the Company's financial condition or overall trends in results of operations; however, it is uncertain to what extent the Company may be affected by such matters. In addition, there can be no assurance that the failure to ensure Year 2000 capability by a supplier, customer or another third party would not have a material adverse effect on the Company's financial condition or overall trends in results of operations.

     Euro Conversion. Effective January 1, 1999, eleven of the 15 member countries of the European Union adopted a single European currency, the euro, as their common legal currency. Like many companies that operate in Europe, various aspects of the Company's business and financial accounting will be affected by the conversion to the euro. The Company has adopted the euro currency as its main operating currency for its European operations. The transition from many different pricing arrangements to one standard price list, in euros, for all of Europe allows for European pricing. In addition, the Company does not believe that  the  conversion  to  the  euro  will  result  in the  cancellation  of any significant contracts, or cause it to incur significant adverse tax consequences, or significantly affect its foreign currency risk management operations. The Company will continue to evaluate the impact of the euro conversion going forward. The Company believes that its internal accounting, order management and finance and banking systems will accommodate the conversion with minimal modification. There can be no assurances that the conversion will not adversely impact the Company's pricing, tax, currency hedging strategies or other systems and processes in the future.

ITEM 7(a).  MARKET RISK

     Response to this item is included in "Item 7 - Management's Discussion of Analysis of Financial Condition and Results of Operations - Market Risk" above.

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

          2.   Exhibits

               Exhibit
               Number   Description

               3.1*     Certificate of Incorporation of the Company.
               3.2*     Bylaws of the Company.
               4.1*     Specimen of Common Stock certificate of the Company.
               4.2*     Rights Agreement dated as of May 19, 1994, between the
                        Company and The First National Bank of Boston.
              10.1*     Form of Indemnification Agreement.
              10.2*     1994 Incentive Plan.
              10.3*     1994 Employee Stock Purchase Plan.
              10.5**    Loan Agreements dated as of June 30, 1998, between the
                        Company and NationsBank of Texas, N.A., as amended and supplemented.
              11.1      Computation of Earnings Per Common Share.
              21.1      Subsidiaries of the Company.
              23.1      Consent of Independent Accountants.
              24.0      Power of Attorney (see page 32).
              27.0      Financial Data Schedule (see Part II, Item 6).

                   * Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
                 ** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

     (b) Reports on Form 8-K.

          Not Applicable.

     (c) Exhibits

          See Item 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Registrant

                              NATIONAL INSTRUMENTS CORPORATION

March 11, 1999                BY:  /s/ James J. Truchard
                                   Dr. James J. Truchard
                                   Chairman of the Board and President

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
--------------------------------------------------------------------------------

         Signature                 Capacity in Which Signed             Date

--------------------------------------------------------------------------------

/s/ James J. Truchard             Chairman of the Board and
Dr. James J. Truchard           President (Principal Executive    March 11, 1999
                                           Officer)
--------------------------------------------------------------------------------

/s/ Alexander M. Davern             Chief Financial Officer
Alexander M. Davern            and Treasurer (Principal Financial March 12, 1999
                                    and Accounting Officer)
--------------------------------------------------------------------------------

/s/ Jeffrey L. Kodosky                     Director               March 11, 1999
Jeffrey L. Kodosky
--------------------------------------------------------------------------------

/s/ William C. Nowlin                      Director               March 11, 1999
William C. Nowlin, Jr.
--------------------------------------------------------------------------------

/s/ L. Wayne Ashby                         Director               March 11, 1999
L. Wayne Ashby
--------------------------------------------------------------------------------

/s/ Donald M. Carlton                      Director               March 12, 1999
Dr. Donald M. Carlton
--------------------------------------------------------------------------------

/s/ Ben G. Streetman                       Director               March 12, 1999
Ben G. Streetman
--------------------------------------------------------------------------------

                       NATIONAL INSTRUMENTS CORPORATION
                          INDEX TO FINANCIAL STATEMENTS

                                                                       Page No.
Financial Statements:
Report of Independent Accountants                                        F-2
Consolidated Balance Sheets as of December 31, 1998 and 1997             F-3
Consolidated Statements of Income for the Three Years Ended
December 31, 1998                                                        F-4
Consolidated Statements of Cash Flows for the Three Years Ended
December 31, 1998                                                        F-5
Consolidated Statements of Stockholders' Equity for the Three
Years Ended December 31, 1998                                            F-6
Notes to Consolidated Financial Statements                               F-7

Financial Statement Schedules:
For the Three Years Ended December 31, 1998
     Schedule II - Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                      -F1-

                        Report of Independent Accountants


To the Board of Directors and Stockholders of National Instruments Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and stockholders' equity and of cash flows, present fairly, in all material respects, the financial position of National Instruments Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
Austin, Texas
January 22, 1999

                                      -F2-

                          Consolidated Balance Sheets
                        (In thousands, except share data)

                                     Assets

                                                          December 31,
                                                      ---------------------
                                                        1998        1997
                                                      ---------   ---------
Current assets:...........................
 Cash and cash equivalents................           $  51,538   $  31,943
 Short-term investments...................              49,158      51,067
 Accounts receivable, net.................              45,622      37,411
 Inventories..............................              16,454      15,505
 Prepaid expenses and other current assets               6,687       5,387
 Deferred income tax, net.................               4,937       7,900
                                                      ---------   ---------
    Total current assets..................             174,396     149,213

Property and equipment, net...............              66,131      46,805
Intangibles...............................               9,259       8,472
                                                      =========   =========
    Total assets..........................           $ 249,786   $ 204,490
                                                      =========   =========


                   Liabilities and Stockholders' Equity

Current liabilities:......................
 Current portion of long-term debt........           $     849   $      851
 Accounts payable.........................              17,242       16,946
 Accrued compensation.....................               7,895        8,219
 Accrued expenses and other liabilities...               5,011        2,455
 Income taxes payable.....................               5,893        4,871
 Other taxes payable......................               3,996        3,729
                                                      ---------   ----------
    Total current liabilities.............              40,886       37,071

Long-term debt, net of current portion....               4,379        5,151
Deferred income taxes.....................                 337          514
                                                      ---------   ----------
    Total liabilities.....................              45,602       42,736
                                                      ---------   ----------

Commitments and contingencies.............                 ---          ---
Stockholders' equity:
    Common stock: par value $.01; 60,000,000
    shares authorized; 32,942,740 and
    32,656,473 shares issued and outstanding,
    respectively..........................                 329          326
Additional paid-in capital................              51,662       47,160
Retained earnings.........................             153,601      116,215
Accumulated other comprehensive loss......              (1,408)      (1,947)
                                                      ---------   ----------
    Total stockholders' equity............             204,184      161,754
                                                      ---------   ----------
    Total liabilities and stockholders' equity       $ 249,786   $  204,490
                                                      =========   ==========


The accompanying notes are an integral part of these financial statements.

                                      -F3-

                        Consolidated Statements of Income
                      (In thousands, except per share data)


                                                     For the Years
                                                   Ended December 31,
                                           ----------------------------------
                                              1998        1997        1996
                                           ----------  ----------  ----------

Net sales.......................           $ 274,230   $ 240,879   $ 200,715
Cost of sales...................              65,187      55,096      49,755
                                           ----------  ----------  ----------
 Gross profit...................             209,043     185,783     150,960
                                           ----------  ----------  ----------

Operating expense:
   Sales and marketing..........             100,783      87,096      72,067
   Research and development.....              34,757      30,296      24,387
   General and administrative...              20,455      18,508      17,129
                                           ----------  ----------  ----------
   Total operating expenses.....             155,995     135,900     113,583
                                           ----------  ----------  ----------

   Operating income.............              53,048      49,883      37,377

Other income (expense):
   Interest income..............               3,439       3,455       2,405
   Interest expense.............                (463)       (502)       (844)
   Net foreign exchange loss ...                (224)     (2,649)       (899)
                                           ----------  ----------  ----------
   Income before income taxes...              55,800      50,187      38,039
Provision for income taxes......              18,414      16,562      12,553
                                           ==========  ==========  ==========
   Net income...................           $  37,386   $  33,625   $  25,486
                                           ==========  ==========  ==========

Basic earnings per share........           $    1.14   $    1.03   $    0.79
                                           ==========  ==========  ==========

Weighted average shares
outstanding-basic...............              32,832      32,563      32,359
                                           ==========  ==========  ==========

Diluted earnings per share......           $    1.10   $    1.00   $    0.77
                                           ==========  ==========  ==========

Weighted average shares
outstanding-diluted.............              34,100      33,656      32,943
                                           ==========  ==========  ==========


The accompanying notes are an integral part of these financial statements.

                                      -F4-

                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                               For the Years Ended December 31,
                                              ----------------------------------
                                                 1998        1997        1996
                                              ----------  ----------  ----------

Cash flow from operating activities:
 Net income...............................    $  37,386   $  33,625   $  25,486
 Adjustments to reconcile net income to
  cash provided by operating activities:
 Charges to income not requiring cash
  outlays:
     Depreciation and amortization........       11,638       8,715       9,210
     Provision for (benefit from) deferred
     income taxes.........................        1,529      (3,072)       (779)
     Purchase of in-process research &
     development..........................          ---       1,400       1,000
 Changes in operating assets and
  liabilities:
     Increase in accounts receivable......       (5,678)     (4,059)     (4,715)
     (Increase) decrease in inventory.....         (605)     (4,335)      3,275
     Increase in prepaid expenses and
     other assets.........................       (1,162)     (5,753)       (402)
     Increase in accounts payable.........        1,128       4,741       2,582
     Increase in accrued expenses and
     other liabilities....................        1,730       1,199       4,620
                                              ----------  ----------  ----------
 Net cash provided by operating activities       45,966      32,461      40,277
                                              ----------  ----------  ----------

Cash flow from investing activities:
 Payments for acquisitions, net of cash
  received................................       (1,519)     (2,000)     (1,200)
 Capital expenditures.....................      (27,985)    (21,998)     (6,811)
 Additions to intangibles.................       (2,667)     (2,102)     (1,568)
 Purchases of short-term investments......      (52,188)    (48,408)    (68,790)
 Sales of short-term investments..........       54,097      46,298      57,619
                                              ----------  ----------  ----------
Net cash used in investing activities.....      (30,262)    (28,210)    (20,750)
                                              ----------  ----------  ----------

Cash flow from financing activities:
 Repayments of long-term debt.............         (824)     (4,640)     (3,017)
 Net proceeds from issuance of common
  stock under employee plans..............        4,505       2,874       1,891
                                              ----------  ----------  ----------
Net cash provided by (used in) financing
 activities...............................        3,681      (1,766)     (1,126)
                                              ----------  ----------  ----------

Effects of translation rate changes on cash         210        (753)       (206)
                                              ----------  ----------  ----------

Net increase in cash and cash equivalents.       19,595       1,732      18,195
Cash and cash equivalents at beginning of
 period...................................       31,943      30,211      12,016
                                              ==========  ==========  ==========
Cash and cash equivalents at end of period    $  51,538   $  31,943   $  30,211
                                              ==========  ==========  ==========

Cash paid for interest and income taxes
 Interest.................................    $     499   $     451   $     904
                                              ==========  ==========  ==========
 Income taxes.............................    $  16,008   $  21,490   $  11,135
                                              ==========  ==========  ==========


The accompanying notes are an integral part of these financial statements.

                                      -F5-

                 Consolidated Statements of Stockholders' Equity
                        (In thousands, except share data)

                                                                   Accumulated
                                                                      Other      Total
                         Common     Common   Additional              Compre-     Stock-   Compre-
                         Stock      Stock     Paid-In    Retained    hensive    holders'  hensive
                        (Shares)    Amount    Capital    Earnings     Loss       Equity   Income
                       ----------  --------  ----------  --------  -----------  ---------  --------
Balance at December
31, 1995.............. 32,207,844  $   322   $  41,170   $ 57,104  $      140   $ 98,736
Comprehensive income
  Net income..........        ---      ---         ---     25,486         ---     25,486   $25,486
   Foreign currency
   translation
   adjustment and
   other..............        ---      ---         ---        ---        (389)      (389)     (389)
                                                                                           ========
Comprehensive income                                                                        25,097
                                                                                           ========
Issuance of common
stock in connection
with acquisition......     91,374        1       1,228        ---         ---      1,229
Issuance of common
stock under employee
plans.................    164,143        2       1,889        ---         ---      1,891
---------------------------------------------------------------------------------------------------

Balance at December
31, 1996.............. 32,463,361      325      44,287     82,590        (249)   126,953
Comprehensive income
  Net income..........        ---      ---         ---     33,625         ---     33,625    33,625
   Foreign currency
   translation
   adjustment and
   other..............        ---      ---         ---        ---      (1,698)    (1,698)   (1,698)
                                                                                           ========
Comprehensive income                                                                        31,927
                                                                                           ========
Issuance of common
stock under employee
plans.................    193,112        1       2,873        ---         ---      2,874
---------------------------------------------------------------------------------------------------

Balance at December
31, 1997.............. 32,656,473      326      47,160    116,215      (1,947)   161,754
Comprehensive income
  Net income..........        ---      ---         ---     37,386         ---     37,386    37,386
   Foreign currency
   translation
   adjustment and
   other..............        ---      ---         ---        ---         539        539       539
                                                                                           ========
Comprehensive income                                                                       $37,925
                                                                                           ========
Issuance of common
stock under employee
plans.................    286,267        3       4,502        ---         ---      4,505
---------------------------------------------------------------------------------------------------

Balance at December
31, 1998.............. 32,942,740  $   329   $  51,662   $153,601  $   (1,408)  $204,184
                       ==========  ========  ==========  ========  ===========  =========

The accompanying notes are an integral part of these financial statements.

                                      -F6-

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

     The Company engages in the design, development, manufacture and marketing of instrumentation software and specialty interface cards for general commercial, industrial and scientific applications. The Company offers hundreds of products used to create virtual instrumentation systems. The Company has identified two major markets for its products: test and measurement and industrial automation. The Company's products may be used in either environment, and consequently, specific application of the Company's products is determined by the customer and often is not known to the Company at the time of sale. The Company approaches both markets with essentially the same products which are used in a variety of applications from research and development to production testing and industrial control. The following industries and applications are served worldwide by the Company: advanced research, automotive, commercial aerospace, computers and electronics, continuous process manufacturing, education, government/defense, medical research/pharmaceutical, power/energy, semiconductors, automated test equipment, telecommunications and others.

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

     Short-term investments

     Short-term investments consist of state and municipal securities with readily determinable fair market values and original maturities in excess of three months. The Company's investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.

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

     Property and equipment

     Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from twenty to forty years for buildings and three to five years for equipment. Leasehold improvements are depreciated over the shorter of the life of the lease or the asset.

                                      -F7-

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

     The Company's counterparties in its foreign currency forward and option contracts are major financial institutions. The Company does not anticipate nonperformance by these counterparties. The Company maintains cash and cash equivalents with various financial institutions located in many countries worldwide. Company policy is to limit exposure in foreign countries by transferring cash to the U.S. The Company's short-term investments are diversified among and limited to high-quality securities with high credit ratings. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across many countries and industries. The amount of sales and trade accounts receivable to any individual customer was not significant for the periods presented.

     Revenue recognition

     Sales revenue is recognized on the date the product is shipped to the customer. Provision is made for estimated sales returns. Revenue related to the sale of extended service contracts is deferred and amortized on a straight-line basis over the service period. The Company adopted the AICPA Statement of Position 97-2 "Software Revenue Recognition" which did not have a material impact on the consolidated balance sheet or statement of income.

     Accounts receivable are net of allowances for doubtful accounts of $3.7 million and $4.0 million at December 31, 1998 and 1997, respectively.

     Warranty expense

     The Company offers a one-year limited warranty on most hardware products and a 90-day warranty on software products which is included in the sales price of many of its products. Provision is made for estimated future warranty costs at the time of sale.

     Advertising expense

     The Company expenses its costs of advertising as incurred. Advertising expense for the years ended December 31, 1998, 1997 and 1996 is $31.3 million, $27.1 million and $22.2 million, respectively.

    Foreign currency translation

     The functional currency for the Company's international operations is the applicable local currency. The assets and liabilities of these operations are translated at the rate of exchange in effect on the balance sheet date; sales and expenses are translated at average rates. The resultant gains or losses from translation are included in a separate component of other comprehensive income. Gains and losses resulting from remeasuring monetary asset and liability accounts that are denominated in a currency other than a subsidiary's functional currency are included in determining net income.

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

                                      -F8-

     The Company uses foreign currency purchased option contracts to hedge anticipated transactions for periods not exceeding twelve months. Realized and unrealized gains and premiums of foreign currency purchased option contracts that are designated and effective as hedges of anticipated transactions are deferred and recognized in income in the same period as the hedged transaction. The risk of loss associated with purchased options is limited to premium amounts paid for the contracts, which could be significant.

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

     Earnings per share

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. Common share equivalents include stock options. The number of common share equivalents outstanding relating to stock options is computed using the treasury stock method.

     The reconciliation of the denominators used to calculate the basic EPS and diluted EPS for the years ended December 31, 1998, 1997 and 1996, respectively is as follows (in thousands):

                                         Years Ended December 31,
                                      ----------------------------------
                                         1998        1997        1996
                                      ----------  ----------  ----------
Weighted average shares
outstanding-basic................       32,832      32,563      32,359

Plus: Common share equivalents
  Stock options..................        1,268       1,093         584
                                      ----------  ----------  ----------

Weighted average shares
outstanding-diluted..............       34,100      33,656      32,943
                                      ==========  ==========  ==========

     Stock options to acquire 763,124, 14,285 and 3,762 shares for the years ended December 31, 1998, 1997 and 1996, respectively were not included in the computations of diluted earnings per share because the effect of including stock options would have been anti-dilutive.

     Stock-based compensation plans

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As allowed by SFAS No. 123, the Company continues to apply the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock issued to Employees" and related interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Comprehensive income

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." The standard, which was effective for financial statements issued for periods ending after December 15, 1997, established standards for reporting, in addition to net income, comprehensive income and its components including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company adopted this standard in the first quarter of 1998 and has reclassified prior year financial statements to reflect the provisions of this statement.

                                      -F9-

Note 2: Short-term investments

     Short-term investments at December 31, 1998 and 1997, consisting of state and municipal securities, were acquired at an aggregate cost of $49.1 million and $51.1 million, respectively. The contractual maturities of these securities, which are classified as available-for-sale and carried at fair value, are as follows (in thousands):

                                                    December 31,
                                                  -------------------
                                                    1998       1997
                                                  --------   --------
      90 days to one year...........              $ 26,639   $ 38,724
      One year through two years....                22,519     12,343
                                                  --------   --------
                                                  $ 49,158   $ 51,067
                                                  ========   ========

Note 3: Inventories

      Inventories consist of the following (in thousands):

                                                    December 31,
                                                  -------------------
                                                    1998       1997
                                                  --------   --------
      Raw materials.................              $  7,194   $  6,985
      Work-in-process...............                   943      1,315
      Finished goods................                 8,317      7,205
                                                  --------   --------
                                                  $ 16,454   $ 15,505
                                                  ========   ========

Note 4: Property and equipment

      Property and equipment consist of the following (in thousands):

                                                    December 31,
                                                  -------------------
                                                    1998       1997
                                                  --------   --------
      Land..........................              $  4,006   $  4,006
      Buildings.....................                43,894     16,873
      Furniture and equipment.......                56,956     40,839
                                                  --------   --------
                                                   104,856     61,718
      Accumulated depreciation......               (38,725)   (30,922)
      Construction in process.......                    --     16,009
                                                  --------   --------
                                                  $ 66,131 $   46,805
                                                  ========   ========

     Depreciation expense for the years ended December 31, 1998, 1997 and 1996, is $8.9 million, $7.1 million and $7.1 million, respectively.

Note 5: Intangibles

     Intangibles at December 31, 1998 and 1997 include capitalized software development costs of $3.9 million and $3.4 million, respectively, which are net of accumulated amortization of $3.8 million and $7.1 million, respectively. Total amortization costs were $2.8 million, $1.6 million and $2.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. Substantially all of these amounts were amortization of software development costs.

                                      -F10-

Note 6: Debt

      Debt consists of the following (in thousands):             December 31,
                                                                ----------------
                                                                 1998     1997
                                                                -------  -------
      Short-term debt:  Revolving line, LIBOR (5.63% at
      December 31, 1998), $20,000,000 commitment,
      matures December 31, 1999..........................       $   ---  $   ---
                                                                =======  =======
      Long-term debt: Manufacturing facility loan, LIBOR
      (5.63% at December 31, 1998), $8,480,000 commitment,
      half the principal is payable, together with
      interest, in equal quarterly installments over a
      five-year term, beginning September 1995,
      remainder due at maturity at February 28, 2001.....       $ 5,151  $ 6,002

      Other.............................................             77      ---
                                                                -------  -------
      Total debt........................................          5,228    6,002
         Less current portion...........................            849      851
                                                                -------  -------
      Long-term portion.................................        $ 4,379  $ 5,151
                                                                =======  =======

     The terms of the Company's debt agreements include various covenants which require, among other things, a minimum tangible net worth of $154.0 million. First security interests are in land and building of the manufacturing and corporate headquarter site.

     Long-term debt maturing in years 1999 and 2000 is $849,000 per year and $3.5 million in 2001.

Note 7: Income taxes

     The components of income before the provision for income taxes are as follows (in thousands):

                                        Years Ended December 31,
                                   ----------------------------------
                                      1998        1997        1996
                                   ----------  ----------  ----------
      Domestic..........           $  46,817   $  42,400   $  35,108
      Foreign...........               8,983       7,787       2,931
                                   ----------  ----------  ----------
                                   $  55,800   $  50,187   $  38,039
                                   ==========  ==========  ==========

     The provision for income taxes charged to operations is as follows (in thousands):

                                        Years Ended December 31,
                                   ----------------------------------
                                      1998        1997        1996
                                   ----------  ----------  ----------
      Current tax expense
         U.S. federal...           $  11,945   $  15,140   $  10,234
         State..........               1,109       1,468         985
         Foreign........               3,831       3,026       2,113
                                   ----------  ----------  ----------
      Total current.....              16,885      19,634      13,332
                                   ----------  ----------  ----------
      Deferred tax expense
      (benefit)
         U.S. federal...               2,352      (2,719)       (201)
         State..........                 329        (227)       (180)
         Foreign........              (1,152)       (126)       (398)
                                   ----------  ----------  ----------
      Total deferred....               1,529      (3,072)       (779)
                                   ----------  ----------  ----------
      Total provision...           $  18,414   $  16,562   $  12,553
                                   ==========  ==========  ==========

                                      -F11-

     Deferred tax liabilities (assets) at December 31, 1998 and 1997 are as follows (in thousands):

                                                    December 31,
                                               ----------------------
                                                  1998        1997
                                               ----------  ----------
      Capitalized software..........           $   1,068   $     735
      Unrealized exchange gain......                 192         ---
                                               ----------  ----------
         Gross deferred tax liabilities            1,260         735
                                               ----------  ----------
      Depreciation and amortization.                (311)       (842)
      Operating loss carryforwards..              (1,774)       (272)
      Vacation and other accruals...              (1,358)     (1,385)
      Inventory valuation and warranty            (1,246)     (2,225)
      provisions....................
      Doubtful accounts and sales                 (1,311)     (1,362)
      provisions....................
      Unrealized exchange loss......                 ---        (649)
      Intercompany profit...........                (599)       (762)
      Undistributed earnings of foreign             (525)       (364)
      subsidiaries..................
      Other.........................                (615)       (615)
                                               ----------  ----------
         Gross deferred tax assets..              (7,739)     (8,476)
                                               ----------  ----------
      Valuation allowance...........                 303         269
                                               ----------  ----------
      Net deferred tax asset........           $  (6,176)  $  (7,472)
                                               ==========  ==========

     The increase in the deferred tax assets valuation allowance in 1998 of $34,000 is attributable to the operating losses in foreign jurisdictions the benefits of which are not assured of realization at December 31, 1998.

     A reconciliation of income taxes at the U.S. federal statutory income tax rate to the effective tax rate follows:
                                                       Years Ended December 31,
                                                       ------------------------
                                                        1998     1997     1996
                                                       ------   ------   ------
      U.S. federal statutory tax rate..............      35%      35%      35%
      Foreign sales corporation benefit............      (2)      (1)      (2)
      Loss from unconsolidated foreign subsidiaries     ---      ---        1
      Foreign tax credits utilized.................     ---       (1)      (2)
      Tax exempt interest..........................      (2)      (2)      (2)
      State income taxes, net of federal tax benefit      2        2        2
      Other........................................     ---      ---        1
                                                       ------   ------   ------
         Effective tax rate........................      33%      33%      33%
                                                       ======   ======   ======

     As of December 31, 1998, seven of the Company's subsidiaries have available, for income tax purposes, foreign net operating loss carryforwards of approximately $4.2 million, of which $3.5 million expire during the years 2000 - 2008 and $654,000 of which may be carried forward indefinitely.

     A deferred income tax benefit of $161,000 was provided in 1998 for the estimated foreign tax credits that will be utilized upon the anticipated future repatriation of approximately $3.6 million of foreign undistributed earnings in the form of dividends. The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $1.2 million of non-U.S. subsidiaries' undistributed earnings as of December 31, 1998, because such earnings are intended to be reinvested indefinitely. These earnings would become subject to U.S. tax and foreign withholding tax, if they are actually or deemed to be remitted to the parent company as dividends or if the Company should sell its stock in these subsidiaries. If these earnings were distributed, foreign tax credits should become available under current law to reduce or eliminate the resulting U.S. income tax and foreign withholding tax liabilities.

                                      -F12-

Note 8: Acquisitions

     On August 17, 1998, the Company acquired all of the issued and outstanding shares of common stock of DATALOG GmbH/DASYtec GmbH (Datalog) and related subsidiaries for an aggregate purchase price of approximately $2.2 million. The acquisition was accounted for as a purchase. The results of Datalog's operations have been combined with those of the Company since the date of the acquisition. The Company amortized $750,000 of the purchased software during the third quarter of 1998. This amortization period was utilized due to the nature of this technology and timing of the revenue streams associated with it. If this expense had not been taken, net income for the year ended December 31, 1998 would have been $37.9 million or $1.11 per share-diluted.

     In 1997, the Company acquired the products, technology and net assets of nuLogic, Inc. for a purchase price of approximately $2.0 million in cash. The acquisition was accounted for as a purchase. The results of nuLogic's operations have been combined with those of the Company since the date of acquisition.

     In 1996, the Company acquired all of the issued and outstanding shares of common stock of Georgetown Systems, Inc. ("GSI") for an aggregate purchase price of approximately $2.0 million, paid with 91,374 unregistered shares of the Company's common stock and $764,000 in cash. The acquisition was accounted for as a purchase. The results of GSI's operations have been combined with those of the Company since the date of acquisition. Also in 1996, the Company purchased imaging acquisition software technology for $500,000.

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

     Stock-based compensation plans

     At December 31, 1998, the Company has two active stock-based compensation plans and one inactive plan. The two active stock-based compensation plans are the 1994 Incentive Stock Option Plan and the Employee Stock Purchase Plan. No compensation cost has been recognized in the Company's financial statements for the fixed stock option plan and the stock purchase plan. If compensation cost for the Company's two active stock-based compensation plans were determined based on the fair value at the grant date for awards under those plans consistent with the method established by SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data).

                                               Years Ended December 31,
                                          ----------------------------------
                                             1998        1997        1996
                                          ----------  ----------  ----------
Net income                 As reported    $  37,386    $ 33,625    $ 25,486
                           Pro-forma         31,281      29,829      23,458

Basic earnings per share   As reported    $    1.14     $  1.03     $  0.79
                           Pro-forma           0.95        0.92        0.72

Diluted earnings per share As reported    $    1.10     $  1.00     $  0.77
                           Pro-forma           0.92        0.89        0.71

                                      -F13-

     Stock option plans

     The Company had a 1983 Incentive Stock Option Plan under which options were granted to certain key employees pursuant to award agreements executed in 1983 (exercisable at $0.05 per share), 1985 (exercisable at $0.11 per share) and 1989 (exercisable at $1.55 per share). This plan terminated on November 30, 1993. Under the plan, options were granted at a price not less than fair market value on the date of grant. All options must be exercised within ten years of the date of grant.

     The stockholders of the Company approved the 1994 Incentive Stock Option Plan on May 9, 1994. At the time of approval, 4,050,000 shares of the Company's common stock were reserved for issuance under this plan. In 1997, an additional 3,150,000 shares of the Company's common stock were reserved for issuance under this plan. The 1994 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of stock options to directors, executive officers and employees of the Company and its subsidiaries. Awards under the plan must be granted within ten years of the effective date of the 1994 Plan. Options granted may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares vests over a five to ten year period, beginning on the date of grant. Stock options must be exercised within ten years from date of grant. Stock options are issued at market price at the grant date. Shares available for grant at December 31, 1998 were 3,327,089.

    Transactions under all plans are summarized as follows:

                                                Number of          Weighted
                                                  shares           average
                                                   under           exercise
                                                  option             price
                                             ----------------   ----------------
      Outstanding at December 31, 1995.          1,028,445       $      9.07
         Exercised.....................            (13,763)            10.14
         Canceled......................            (88,976)            11.57
         Granted.......................          1,081,725             13.58
                                             ----------------   ----------------
      Outstanding at December 31, 1996.          2,007,431             11.39
         Exercised.....................            (62,754)            11.52
         Canceled......................           (151,898)            15.47
         Granted.......................          1,245,402             22.10
                                             ----------------   ----------------
      Outstanding at December 31, 1997.          3,038,181             15.57
         Exercised.....................           (163,127)             7.67
         Canceled......................           (134,875)            21.86
         Granted.......................            987,910             33.80
                                             ----------------   ----------------
      Outstanding at December 31, 1998.          3,728,089       $     20.54
                                             ================   ================

      Options exercisable at December 31:
         1996..........................            410,841       $      9.98
         1997..........................            801,970             12.07
         1998..........................          1,237,201             15.43

      Weighted average, grant date fair                         Weighted average
      value of options granted during:                            fair value
                                                                ----------------
         1996..........................          1,081,725       $      6.25
         1997..........................          1,245,402             10.15
         1998..........................            987,910             15.50


                                December 31, 1998
--------------------------------------------------------------------------------
                Options Outstanding                      Options Exercisable
----------------------------------------------------   -------------------------

                                         Weighted
                              Weighted    average                     Weighted
                  Number of   average    remaining      Number of     average
   Exercise        options    exercise   contractual     options      exercise
    price        outstanding    price    life (yrs)     exercisable     price
--------------   -----------  ---------  -----------    -----------   ---------
$ 1.55 -  1.55       18,000    $  1.55       1                 ---    $   1.55
  9.67 - 13.17      731,315       9.83       6             455,872        9.82
 13.33 - 21.08      929,185      13.74       7             420,615       13.67
 21.67 - 21.67      982,356      21.67       8             262,692       21.67
 22.25 - 35.00    1,067,233      33.09       9              98,022       32.39
                 -----------                            -----------
  1.55 - 35.00    3,728,089      20.54       8           1,237,201       15.43

                                      -F14-

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                           1998        1997        1996
                                        ----------  ----------  ----------
      Dividend expense yield                   0%          0%          0%
      Expected life.........              5 years   7.2 years   7.2 years
      Expected volatility...                33.3%       30.6%       30.6%
      Risk-free interest rate                5.6%        6.3%        6.3%

      Employee stock purchase plan

     The Company's stock purchase plan became effective March 13, 1995 upon the first date of registration of the Company's Common Stock. The plan permits substantially all domestic employees and employees of designated subsidiaries to acquire the Company's Common Stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the participation period. The semi-annual periods begin on October 1 and April 1 of each year. Employees may designate up to 15% of their compensation for the purchase of Common Stock. Common Stock reserved for future employee purchases aggregated 1,876,875 shares at December 31, 1998. Shares issued under this plan were 124,258 in 1998. The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions:

                                           1998        1997        1996
                                        ----------  ----------  ----------
      Dividend expense yield                   0%          0%          0%
      Expected life.........             6 months    6 months    6 months
      Expected volatility...                  40%         50%         60%
      Risk-free interest rate               5.31%       5.22%       5.22%


      Weighted average, grant date
      fair value of purchase
      rights  granted under the            Number of      Weighted average
      Employee Stock Purchase Plan:          shares          fair value
                                        ----------------  ----------------
           1996.....................          140,403        $   4.77
           1997.....................          117,373            7.68
           1998.....................          130,119            7.74

     Stockholders' rights plan

     The Board of Directors and stockholders approved and adopted the Rights Agreement prior to the Company's initial public offering (the "offering"). On March 13, 1995, the effective date of the offering, the Board of Directors declared a dividend distribution of one common share purchase right for each outstanding share of Common Stock. The rights become exercisable under certain conditions involving acquisition of the Company's Common Stock. Under certain other conditions where the Company is consolidated or merged, each holder of a right shall have the right to receive, upon exercise of the right, shares of Common Stock of the Company, or acquiring company, having a value of twice the exercise price of the right. The rights expire on March 13, 2005, and may be redeemed in whole by the Company for $.01 per right. The rights are excluded from earnings per share computations because they qualify as contingent shares and therefore are excluded as long as the conditions that require issuance of the shares are not imminent.

Note 10: Employee retirement plan

     The Company has a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code. Substantially all domestic employees with at least one year of continuous service are eligible to participate and may contribute up to 15% of their compensation. The Board of Directors has elected to make matching contributions equal to 50% of employee contributions, which may be applied to a maximum of 6% of each participant's compensation. Company contributions vest immediately. Company contributions charged to expense were $933,000, $799,000 and $686,000 in 1998, 1997 and 1996, respectively.

                                      -F15-

Note 11: Financial instruments

     Fair value of financial instruments

     The estimated fair value amounts disclosed below have been determined by the Company using available market information and valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop these estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions could have a significant effect on the estimates. For certain financial instruments of the Company, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amount approximates fair value due to the short-term maturity of these instruments. The estimated fair values of the other assets (liabilities) of the Company's remaining financial instruments at December 31, 1998 and 1997 are as follows (in thousands):

                                                 December 31,
                                ------------------------------------------------
                                         1998                     1997
                                ----------------------    ----------------------
                                 Carrying      Fair        Carrying     Fair
                                  Amount       Value        Amount     Value
                                ---------  -----------    ---------  -----------
      Short-term investments    $ 49,158    $  49,158     $ 51,067    $  51,067
      Other assets/liabilities:
         Forward contracts        (1,151)      (1,151)         662          662
         Purchased options         1,194          467          740          816
      Long-term debt......        (4,379)      (3,899)      (5,151)      (4,379)

     The fair values of short-term investments and foreign exchange purchased option contracts were estimated based upon quotes from brokers as of the applicable balance sheet date. Foreign currency forward contracts' fair values are estimates using quoted exchange rates at the applicable balance sheet date. The fair value of long-term debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

     Foreign currency hedging

     The Company uses foreign currency forward contracts to hedge its exposure on material foreign currency receivables. The risk of loss associated with forward contracts is equal to the exchange rate differential from the time the contract is entered into until the time it is settled. These foreign currency forward contracts are for 90 day periods. At December 31, 1998, the Company held forward contracts with a notional amount of $22.3 million, a carrying amount of ($1.2) million and a net realized loss of $1.2 million.

     In addition to utilizing forward contracts to hedge the Company's foreign currency receivables, the Company has entered into foreign currency purchased option contracts to hedge a percentage of planned net foreign currency cash flows. The maturities on these instruments are 12 months or less. At December 31, 1998, the Company held purchased option contracts with a notional amount of $50.5 million, a carrying amount of $1.2 million and a net unrealized deferred loss of $727,000. The carrying amount represents premiums deferred and was recorded in prepaid expenses and other current assets.

     Foreign currency forward and purchased option contracts reduced the Company's net foreign exchange gain for December 31, 1998 by $1.9 million, and reduced the net foreign exchange loss for December 31, 1997 and 1996 by $2.0 million and $674,000, respectively.

Note 12: Segment information

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company adopted in the first quarter of 1998. The statement supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. It also requires disclosures about products and services, geographic areas and major customers.

                                      -F16-

     While the Company sells its products to many different markets, its management has chosen to organize the Company by geographic areas, and as a result has determined that it has one reportable segment. Substantially all of the interest income, interest expense, depreciation and amortization is recorded in North America. Net sales, operating income and identifiable assets, classified by the major geographic areas in which the Company operates, are as follows (in thousands):

                                                   Years Ended December 31,
                                              ----------------------------------
                                                 1998        1997        1996
                                              ----------  ----------  ----------
Net sales:
North America:
  Unaffiliated customer sales..........       $ 153,435   $ 141,180   $ 114,382
  Geographic transfers.................          32,451      29,128      26,388
                                              ----------  ----------  ----------
                                                185,886     170,308     140,770
                                              ----------  ----------  ----------
Europe:
  Unaffiliated customer sales..........          86,961      66,318      58,108
                                              ----------  ----------  ----------
Asia Pacific:
  Unaffiliated customer sales..........          33,834      33,381      28,225
                                              ----------  ----------  ----------
Eliminations...........................         (32,451)    (29,128)    (26,388)
                                              ----------  ----------  ----------
                                              $ 274,230   $ 240,879   $ 200,715
                                              ==========  ==========  ==========

                                              Year Ended
                                               December
                                                  31,
                                              ----------
                                                 1998
                                              ----------
Operating income:
North America..........................       $  44,669
Europe.................................          29,964
Asia Pacific...........................          13,172
Unallocated:
Research and development expenses......         (34,757)
                                              ----------
                                              $  53,048
                                              ==========

     The Company's segment operating income disclosure for 1998 has been conformed to the presentation required by SFAS No. 131. Management believes that the cost to develop comparative segment operating income information for prior years would be excessive and accordingly, will not be presented.

                                                   December 31,
                                              ----------------------
                                                 1998        1997
                                              ----------  ----------
Identifiable assets:
North America..........................       $ 204,215   $ 169,895
Europe.................................          29,978      22,472
Asia Pacific...........................          15,593      12,123
                                              ----------  ----------
                                              $ 249,786   $ 204,490
                                              ==========  ==========

Note 13: Commitments and contingencies

     The Company has commitments under noncancelable operating leases primarily for office facilities and equipment. Future minimum lease payments as of December 31, 1998, for each of the next five years are as follows (in thousands):

           1999........................        $   724
           2000........................            557
           2001........................            337
           2002........................            119
           2003........................              5
           Thereafter..................            ---
                                               --------
                                               $ 1,742
                                               ========

                                      -F17-

     Rent expense under operating leases was approximately $2.6 million, $5.0 million and $4.2 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Note 14: Quarterly results (unaudited)

     The following quarterly results have been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The unaudited quarterly financial data for each of the eight quarters in the two years ended December 31, 1998 are as follows (in thousands, except per share data):

                                                Three Months Ended
                                  ----------------------------------------------
                                     March       June        Sept.       Dec.
                                      31,         30,         30,         31,
                                     1998        1998        1998        1998
                                  ----------  ----------  ----------  ----------
Net sales.....................    $  65,353   $  67,770   $  67,874   $  73,233
Gross profit..................       49,784      51,681      51,588      55,990
Operating income..............       12,784      13,033      11,994      15,237
Net income....................        8,831       9,198       8,527      10,830
Basic earnings per share......    $    0.27   $    0.28   $    0.26   $    0.33
Weighted average shares
outstanding-basic.............       32,668      32,800      32,850      32,934
Diluted earnings per share....    $    0.26   $    0.27   $    0.25   $    0.32
Weighted average shares
outstanding-diluted...........       34,100      34,200      33,950      34,100

                                                Three Months Ended
                                  ----------------------------------------------
                                     March       June        Sept.       Dec.
                                      31,         30,         30,         31,
                                     1997        1997        1997        1997
                                  ----------  ----------  ----------  ----------
Net sales.....................    $  54,571   $  60,092   $  60,595   $  65,621
Gross profit..................       42,278      46,083      46,381      51,041
Operating income..............       11,569      12,401      10,717      15,196
Net income....................        7,568       8,581       7,599       9,877
Basic earnings per share......    $    0.23   $    0.26   $    0.23   $    0.30
Weighted average shares              32,475      32,552      32,572      32,651
outstanding-basic.............
Diluted earnings per share....    $    0.23   $    0.26   $    0.23   $    0.29
Weighted average shares              33,450      33,435      33,750      34,003
outstanding-diluted

Note 15: Subsequent event

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999; the Company has elected to adopt SFAS No. 133 early on January 1, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

     The Company will record an adjustment to reflect all derivative instruments at fair value as of January 1, 1999. This adjustment will be recorded through a net-of-tax cumulative effect type adjustment of approximately $530,000.

                                      -F18-

                                                                     SCHEDULE II


                        NATIONAL INSTRUMENTS CORPORATION

                      VALUATION AND QUALIFYING ACCOUNTS(1)
                                 (In thousands)




Allowance for doubtful accounts

                                     Balance    Provision              Balance
                                       at         for      Write-Offs    at
Year          Description           Beginning   Bad Debt   Charged to  End of
                                    of Period    Expense   Allowances  Period
----    ----------------------      ---------  ----------  ----------  --------
1996    Allowance for doubtful
        accounts                    $  1,601    $  1,490   $    671    $ 2,420
1997    Allowance for doubtful
        accounts                       2,420       1,914        334      4,000
1998    Allowance for doubtful
        accounts                       4,000         183        513      3,670

Valuation allowances for excess and obsolete inventory

                                     Balance   Provision               Balance
                                       at      Charged to  Write-Offs    at
Year          Description           Beginning   Cost of    Charged to  End of
                                    of Period    Sales     Allowances  Period
----    ------------------------    ---------  ----------  ----------  --------
1996    Valuation allowances for
        excess and
        obsolete inventory          $  1,801    $  1,138   $  1,093    $ 1,846
1997    Valuation allowances for
        excess and
        obsolete inventory             1,846       1,829        515      3,160
1998    Valuation allowances for
        excess and
        obsolete inventory             3,160         ---      1,356      1,804


(1) Deferred tax assets valuation is omitted as required information. This information is shown in Note 7 to the consolidated financial statements.

                                                                   EXHIBIT 11.1


                NATIONAL INSTRUMENTS CORPORATION AND SUBSIDIARIES

                STATEMENTS RE: COMPUTATION OF EARNINGS PER SHARE
                      (In thousands, except per share data)





                                                 Years Ended December 31,
                                               1998         1997         1996
                                            ----------   ----------   ----------

Net income                                  $  37,386    $  33,625    $  25,486
                                            ==========   ==========   ==========

Basic earnings per share                    $    1.14    $    1.03    $    0.79
                                            ==========   ==========   ==========

Weighted average shares outstanding-basic      32,832       32,563       32,359
                                            ==========   ==========   ==========

Diluted earnings per share                  $    1.10    $    1.00    $    0.77
                                            ==========   ==========   ==========

Weighted average shares outstanding-
diluted                                        34,100       33,656       32,943
                                            ==========   ==========   ==========


Calculation of weighted average shares:
   Weighted average common stock               32,832       32,563       32,359
outstanding-basic
   Weighted average common stock options,
    utilizing the treasury stock method         1,268        1,093          584
                                            ----------   ----------   ----------

Weighted average shares outstanding-
diluted                                        34,100       33,656       32,943
                                            ==========   ==========   ==========

                                                                    EXHIBIT 21.1

                           Subsidiaries of the Company


(Unless noted as a Texas corporation, all subsidiaries are formed under local law.)


NI/GSI, Inc., a Texas corporation
N.I. Export (Barbados) Ltd., Barbados
National Instruments (Ireland) Limited, Ireland
National Instruments (Korea) Corporation, Korea
National Instruments Australia Corporation, a Texas corporation
National Instruments Belgium N.V., Belgium
National Instruments Brazil, Brazil
National Instruments Canada Corporation, a Texas corporation
National Instruments Corporation (UK) Limited, United Kingdom
National Instruments de Mexico, S.A. de C.V., Mexico
National Instruments Europe Corporation, a Texas corporation
National Instruments Finland Oy, Finland
National Instruments France Corporation, a Texas corporation
National Instruments Germany GmbH, Germany
National Instruments Gesellschaft m.b.H., Salzburg, Austria
National Instruments Hong Kong Limited, Hong Kong
National Instruments India Corporation, a Texas corporation
National Instruments International Distribution B.V., Netherlands
National Instruments Israel Ltd., Israel
National Instruments Italy s.r.l., Italy
National Instruments Japan Kabushiki Kaisha, Japan
National Instruments Netherlands B.V., Netherlands
National Instruments Netherlands Investments B.V., Netherlands
National Instruments Scandinavia Corporation, a Texas corporation
National Instruments Singapore (PTE) Ltd., Singapore
National Instruments Spain, S.L., Spain
National Instruments Sweden A.B., Sweden
National Instruments Switzerland Corporation, a Texas corporation
National Instruments Taiwan Corporation, a Texas corporation
NI Cayman Islands, Cayman Islands
Shanghai NI Instruments LTD (China)
Travis Investments C.V. (a limited partnership), Amsterdam
Visual Speed Sdn Bhd, Malaysia (subsidiary of NI Singapore)
DATALOG Systeme zur Messwerterfassung GmbH & Co. KG, Germany (subsidiary of NI Germany)
DASYTEC USA, Incorporated (a New Hampshire corporation and subsidiary of DATALOG Systeme zur Messwerterfassung GmbH & Co. KG)

                                                                   EXHIBIT 23.1

                         Consent of Independent Accounts


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 of National Instruments Corporation of our report dated January 22, 1999, appearing on page F-2 of the Form 10-K.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Austin, Texas
March 18, 1999