Form 10-Q
period 1999-03-31
NATIONAL INSTRUMENTS CORP /DE/
filed 1999-05-13
CIK 935494

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934


For the fiscal quarter ended:  March 31, 1999 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number:     0-25426

                        NATIONAL INSTRUMENTS CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                           74-1871327
-------------------------------------       ------------------
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)         Identification Number)
     11500 North MoPac Expressway
          Austin, Texas                            78759
------------------------------------     ---------------------
(address of principal executive offices)        (zip code)

 Registrant's telephone number, including area code:  (512) 338-9119
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date
       Class                                    Outstanding at May 12, 1999
 Common Stock - $0.01 par value                         33,111,553

                        NATIONAL INSTRUMENTS CORPORATION


          INDEX

                                                                      Page No.

          PART I.  FINANCIAL INFORMATION

Item 1    Financial Statements:

               Consolidated Balance Sheets
               March 31, 1999 (unaudited) and December 31, 1998...........4

               Consolidated Statements of Income (unaudited)
               three months ended March 31, 1999 and 1998.................5

               Consolidated Statements of Cash Flows (unaudited)
               three months ended March 31, 1999 and 1998................ 6

               Notes to Consolidated Financial Statements.................7

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................9

Item 3    Quantitative and Qualitative Disclosures about
          Market Risk................................................... 15


          PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K...............................16



                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                            NATIONAL INSTRUMENTS CORPORATION
                                               CONSOLIDATED BALANCE SHEETS
                                            (in thousands, except share data)

                                                                             March 31,        December 31,
                                                                               1999               1998
                                                                            ----------        ------------
                                                                            (unaudited)
Assets
------
Current assets:
    Cash and cash equivalents......................................           $61,244            $51,538
    Short-term investments.........................................            52,492             49,158
    Accounts receivable, net.......................................            47,156             45,622
    Inventories....................................................            16,304             16,454
    Prepaid expenses and other current assets......................             9,009              6,687
    Deferred income tax, net.......................................             3,888              4,937
                                                                            ----------         ----------
        Total current assets.......................................           190,093            174,396
Property and equipment, net........................................            65,260             66,131
Intangibles and other assets.......................................             8,775              9,259
                                                                            ----------         ----------
        Total assets...............................................         $ 264,128          $ 249,786
                                                                            ==========         ==========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:

    Current portion of long-term debt..............................           $   881            $   849
    Accounts payable...............................................            18,160             17,242
    Accrued compensation...........................................             9,059              7,895
    Accrued expenses and other liabilities.........................             3,765              5,011
    Income taxes payable...........................................             9,101              5,893
    Other taxes payable............................................             3,559              3,996
                                                                            ----------         ----------
        Total current liabilities..................................            44,525             40,886
Long-term debt, net of current portion.............................             4,145              4,379
Deferred income taxes..............................................               337                337
                                                                            ----------         ----------
        Total liabilities..........................................            49,007             45,602
                                                                            ----------         ----------
Commitments and contingencies
Stockholders' equity:
    Common stock:  par value $.01; 180,000,000 shares authorized;
    33,000,591 and 32,942,740 shares issued and
     outstanding, respectively.....................................               333                329
Additional paid-in capital.........................................            52,194             51,662
Retained earnings..................................................           163,609            153,601
Accumulated other comprehensive loss...............................            (1,015)            (1,408)
                                                                            ----------         ----------
        Total stockholders' equity.................................           215,121            204,184
                                                                            ----------         ----------
        Total liabilities and stockholders' equity.................         $ 264,128          $ 249,786
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



                                            NATIONAL INSTRUMENTS CORPORATION
                                            CONSOLIDATED STATEMENTS OF INCOME
                                          (in thousands, except per share data)
                                                       (unaudited)


                                                                     Three Months Ended
                                                                          March 31,
                                                                  -------------------------
                                                                     1999           1998
                                                                  ----------     ----------

Net sales.................................................        $  73,686      $  65,353
Cost of sales.............................................           16,940         15,569
                                                                  ----------     ----------
    Gross profit..........................................           56,746         49,784
                                                                  ----------     ----------
Operating expenses:
    Sales and marketing...................................           27,023         24,530
    Research and development..............................            9,250          7,750
    General and administrative............................            5,307          4,720
                                                                  ----------     ----------
        Total operating expenses..........................           41,580         37,000
                                                                  ----------     ----------
        Operating income..................................           15,166         12,784
Other income (expense):
    Interest income, net..................................              942            670
    Net foreign exchange loss.............................             (579)          (274)
                                                                  ----------     ----------
Income before income taxes and cumulative
     effect of accounting  change.........................           15,529         13,180
Provision for income taxes................................            4,969          4,349
                                                                  ----------     ----------
Income before cumulative effect of accounting change......           10,560          8,831
Cumulative effect of accounting change....................             (552)             -
                                                                  ==========     ==========
         Net income.......................................        $  10,008       $  8,831
                                                                  ==========     ==========

Basic earnings per share:
     Income before cumulative effect of accounting change          $   0.32       $   0.27
     Cumulative effect of accounting change, net of tax ..            (0.02)             -
                                                                  ----------     ----------
     Basic earnings per share.............................         $   0.30       $   0.27
                                                                  ==========     ==========

Diluted earnings per share:
     Income before cumulative effect of accounting change          $   0.31       $   0.26
     Cumulative effect of accounting change, net of tax ..            (0.02)             -
                                                                  ----------     ----------
     Diluted earnings per share ..........................         $   0.29       $   0.26
                                                                  ==========     ==========

Weighted average shares outstanding:
     Basic ...............................................           32,989         32,668
                                                                  ==========     ==========
     Diluted .............................................           34,226         34,100
                                                                  ==========     ==========

The  accompanying  notes are an  integral  part of these financial statements.


                        NATIONAL INSTRUMENTS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                           ------------------------
                                                                                             1999           1998
                                                                                           ---------      ---------
Cash flow from operating activities:
    Net income...................................................................           $10,008        $ 8,831
    Adjustments to reconcile net income to cash provided by operating activities:
        Charges to income not requiring cash outlays:
            Depreciation and amortization........................................             2,522          2,278
        Changes in operating assets and liabilities:
            Increase in accounts receivable......................................            (1,574)        (2,434)
            (Increase) decrease in inventory.....................................               150            (15)
            (Increase) decrease in prepaid expenses and other assets.............              (489)           658
            Increase in current liabilities......................................             3,611          3,650
                                                                                           ---------      ---------
        Net cash provided by operating activities................................            14,228         12,968
                                                                                           ---------      ---------

Cash flow from investing activities:
    Capital expenditures.........................................................            (1,048)        (9,558)
    Additions to intangibles ....................................................              (511)        (1,066)
    Purchases of short-term investments..........................................           (41,176)        (7,013)
    Sales of short-term investments..............................................            37,842          7,089
                                                                                           ---------      ---------
        Net cash used in investing activities....................................            (4,893)       (10,548)
                                                                                           ---------      ---------

Cash flow from financing activities:
    Repayments of long-term debt.................................................              (205)          (208)
    Net proceeds from issuance of common stock under employee plans..............               536            308
                                                                                           ---------      ---------
        Net cash provided by financing activities................................               331            100
                                                                                           ---------      ---------

Effects of translation rate changes on cash......................................                40           (105)
                                                                                           ---------      ---------

Net increase in cash and cash equivalents........................................             9,706          2,415
Cash and cash equivalents at beginning of period.................................            51,538         31,943
                                                                                           ---------      ---------
Cash and cash equivalents at end of period.......................................           $61,244        $34,358
                                                                                           =========      =========



The  accompanying  notes  are an  integral  part of these financial statements.


                        NATIONAL INSTRUMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of National Instruments Corporation and its consolidated subsidiaries at March 31, 1999 and December 31, 1998, and the results of operations and cash flows for the three-month periods ended March 31, 1999 and 1998. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2 - Earnings Per Share

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three-month periods ended March 31, 1999 and 1998, respectively, are as follows (in thousands):

                                                            (unaudited)
                                                             March 31,
                                                         1999        1998
                                                       --------    --------

Weighted average shares outstanding-basic               32,989      32,668
Plus: Common share equivalents
    Stock options                                        1,237       1,432
                                                       --------    --------
Weighted average shares outstanding-diluted             34,226      34,100
                                                       ========    ========


At March 31, 1999 and March 31, 1998, options to acquire 909,000 and 129,000 shares, respectively, of common stock were not included in the computations of diluted EPS because the effect of including the options would have been anti-dilutive.

NOTE 3 - Inventories

Inventories consist of the following (in thousands):

                        March 31,     December 31,
                          1999            1998
                      (unaudited)
                      -----------     -----------

Raw materials         $    6,264      $    7,194
Work-in-process            1,203             943
Finished goods             8,837           8,317
                      -----------     -----------
                      $   16,304      $   16,454
                      ===========     ===========

NOTE 4 - Comprehensive Income

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" during the first quarter of 1998. The Company's comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities. Total comprehensive income for the quarters ended March 31, 1999 and 1998 is $10.4 million and $8.7 million, respectively.


Reconciliation of accumulated other comprehensive loss (in thousands):

      Balance at December 31, 1998    $         (1,408)
          Current-period change                    393
                                      -----------------
        Balance at March 31, 1999     $         (1,015)
                                      =================

NOTE 5 - Adoption of SFAS 133

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 1999. In accordance with the transition provisions of SFAS 133, the Company recorded a net-of-tax cumulative-effect type adjustment of $552,000 in current earnings to recognize the fair value of its derivatives designated as cash-flow hedging instruments.

Accounting for Derivatives and Hedging Activities

All of the Company's derivative instruments are recognized on the balance sheet at their fair value. The Company currently uses foreign currency forward contracts (to hedge its exposure to material foreign currency receivables and planned net foreign currency cash flows) and foreign currency put options (to hedge exposure to planned net foreign currency cash flows). On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability ("fair value" hedge), as a hedge of the variability of cash flows to be received ("cash flow" hedge), or as a foreign-currency cash flow hedge ("foreign currency" hedge). Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as - a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows. Changes in the fair value of derivatives that are highly effective as - and that are designated and qualify as - foreign-currency hedges are recorded in either current-period earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge (e.g., a hedge of a firm commitment that is to be settled in a foreign currency) or a cash-flow hedge (e.g., a foreign-currency-denominated forecasted transaction).

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) because a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current-period earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current-period earnings.

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

Results of Operations

     The following table sets forth, for the periods  indicated,  the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
consolidated statements of income:


                                                       Three Months Ended
                                                           March 31,
                                                     --------------------
                                                       1999        1998
                                                       ----        ----

Net sales:
    North America                                      52.1%       57.0%
    Europe                                             32.1        29.1
    Asia Pacific                                       15.8        13.9
                                                      ------      ------
    Consolidated net sales                            100.0       100.0
Cost of sales                                          23.0        23.8
                                                      ------      ------
    Gross profit                                       77.0        76.2
Operating expenses:
    Sales and marketing                                36.6        37.5
    Research and development                           12.6        11.9
    General and administrative                          7.2         7.2
                                                      ------      ------
    Total operating expenses                           56.4        56.6
                                                      ------      ------
        Operating income                               20.6        19.6
Other income (expense):
    Interest income, net                                1.2         1.0
    Net foreign exchange loss                           (.8)        (.4)
                                                      ------      ------
Income before income taxes and cumulative
        effect of account change                       21.0        20.2
Provision for income taxes                              6.7         6.7
                                                      ------      ------
Income before cumulative effect of accounting change   14.3        13.5
Cumulative effect of accounting change, net of tax      (.7)          -
                                                      ------      ------
    Net income                                         13.6%       13.5%
                                                      ======      ======



     Net Sales. Consolidated net sales for the first quarter of 1999 increased by $8.3 million or 13% over the comparable prior year quarter. The increase in sales is primarily attributable to the introduction of new and upgraded products and increased sales and marketing efforts. North American sales in the first quarter of 1999 increased by 5% over the first quarter of 1998. The Company believes its soft growth rate for North American sales is primarily attributable to the continued effect of economic difficulties over the last year in Asia Pacific on the Company's North American customers, particularly in the electronics, automated test equipment and semiconductor sectors. OEM sales to our top ATE accounts like GenRad, Hewlett-Parkard, Tektronix and Teradyne were down significantly compared to the very strong first quarter last year. In the semiconductor industry, sales to our top US customers were flat compared to the year ago first quarter. Domestic sales growth was primarily due to increased sales to automotive, telecom and system integration customers.

     International sales as a percentage of consolidated sales for the quarter ended March 31, 1999 increased to 47.9% from 43.0% in the comparable 1998 period as a result of strong sales in Europe and improved sales in Asia Pacific. Compared to 1998, the Company's European sales increased by 24% to $23.7 million for the quarter ended March 31, 1999. Sales in Asia Pacific increased by 29% to $11.6 million in the quarter ended March 31, 1999 compared to 1998. The Company expects sales outside of North America to continue to represent a significant portion of its revenue.

     The Company's international sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. Sales made by the Company's direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the US dollar equivalent of these sales is affected by changes in the weighted average value of the US dollar. This weighted average is calculated as the percentage change in the value of the currency relative to the US dollar, multiplied by the proportion of international sales recorded in the particular currency. Between the first quarter of 1998 and the first quarter of 1999 the weighted value of the US dollar decreased by 4.2%, causing an equivalent increase in the US dollar value of the Company's foreign currency sales and expenses. If the weighted average value of the US dollar in the first quarter of 1999 had been the same as that in the first quarter of 1998, the Company's sales for the first quarter of 1999 would have been $71.8 million, a 10% increase over the first quarter of 1998. This effect is 2.5% of consolidated net sales in the aggregate. European sales for the first quarter of 1999 would have been $23.0 million, a 21% increase in first quarter 1999 sales over first quarter 1998. Asia Pacific sales for the first quarter of 1999 would have been $10.5 million, a 16% increase in first quarter 1999 sales over first quarter 1998 sales. Since most of the
Company's international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing operating expenses by $593,000 for the quarter ended March 31, 1999.

     Gross Profit. As a percentage of net sales, gross profit increased to 77.0% for the first quarter of 1999 from 76.2% for the first quarter of 1998. The increase in margin for the first quarter ending March 31, 1999 compared to the prior year period is attributable to favorable foreign exchange rates, increased leveraging of our fixed manufacturing expenses, and improved hardware product mix.

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

     Sales and Marketing. Sales and marketing expenses for the first quarter of 1999 increased to $27.0 million, a 10% increase, as compared to the first quarter of 1998. As a percentage of net sales, sales and marketing expenses were 36.6% and 37.5% for the three months ended March 31, 1999 and 1998, respectively. The decrease as a percentage of revenue is partially attributable to the worldwide promotion and release of LabVIEW 5.0 in the first quarter of 1998, which increased sales and marketing expenses by $500,000. The increase in these expenses in absolute dollar amounts is primarily attributable to increased personnel, sales and marketing seminars, tradeshows, and other marketing activities. The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on new recruiting, initial marketing and advertising campaign costs associated with major new product releases and entry into new market areas, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

     Research and Development. Research and development expenses increased to $9.3 million for the quarter ended March 31, 1999, a 19% increase, as compared to $7.7 million for the three months ended March 31, 1998. As a percentage of net sales, research and development expenses increased to 12.6% for the quarter ended March 31, 1999, from 11.9% for the quarter ended March 31, 1998. The increase in research and development costs in absolute amounts and as a percentage of sales in each period was primarily due to increases in personnel costs from hiring of additional product development engineers. The Company believes that a significant, on-going investment in research and development is required to remain competitive.

     The Company capitalizes software development costs in accordance with the SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company amortizes such costs over the related product's estimated economic life, generally three years, beginning when a product becomes available for general release. Amortization expense totaled $589,000 and $414,000 for the quarters ended March 31, 1999 and 1998, respectively. Software development costs capitalized were $386,000 and $787,000 for the quarters ended March 31, 1999 and 1998, respectively. The amounts capitalized in the first quarter of 1999 related to the development of LabVIEW
5.1 and Lookout 4.0.

     General and Administrative. General and administrative expenses for the first quarter ended March 31, 1999 increased 12% to $5.3 million from $4.7 million for the comparable prior year period. As a percentage of net sales, general and administrative expenses remained at 7.2% for the quarters ended March 31, 1999 and 1998, respectively. The Company's general and administrative expense increased in absolute dollars mainly due to additional personnel. The Company expects that general and administrative expense in future periods will increase in absolute amounts and will fluctuate as a percentage of net sales.

     Interest Income, Net. Net interest income in the first quarter of 1999 increased to $942,000 from $670,000 in the first quarter of 1998. Net interest income has represented approximately one percent of net sales and has fluctuated as a result of investment balances, bank borrowings and interest terms thereon.

     Net Foreign Exchange Gain (Loss). Net foreign exchange losses recognized in the first quarter of 1999 were $579,000 compared to $274,000 recognized in the first quarter of 1998. Foreign exchange gains and losses are attributable to movements between the US dollar and the local currencies in countries in which the Company's sales subsidiaries are located. The increase in net foreign exchange losses recognized in the first quarter of 1999 is mainly due to the weakening of the euro which resulted in higher losses in 1999 than it did in the first quarter of 1998. The Company recognizes the local currency as the functional currency of its international subsidiaries. To minimize this foreign currency risk the Company engages in hedging activities by utilizing foreign exchange forward and option contracts.

     The Company utilizes foreign currency forward exchange contracts to economically hedge a majority of its foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. The Company typically limits the duration of its forward contracts to 90 days.

     The Company utilizes foreign currency forward exchange contracts and foreign currency purchased option contracts in order to reduce its exposure to fluctuations in future net foreign currency cash flows. The Company's policy allows for the purchase of these contracts for up to 80% of its risk and limits the duration of these contracts to 24 months. It also requires that the foreign currency purchased option contracts be purchased 5% "out-of-the-money." As a result, the Company's hedging activities only partially address its risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. The Company does not currently invest in contracts for speculative purposes. The Company's hedging strategy has reduced the foreign exchange losses recorded by $2.1 million during the three-month period ended March 31, 1999.

     Effective January 1, 1999, the Company elected to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." (See Note 5 of Notes to Consolidated Financial Statements.)

     Provision for Income Taxes. The provision for income taxes reflects an effective tax rate of 32% and 33% for the three months ended March 31, 1999 and 1998, respectively. The decrease in the effective rate resulted from income tax benefits attributable to the Company's foreign sales corporation and a change in the mix of income among taxing jurisdictions. As of March 31, 1999, eleven of the Company's subsidiaries had available, for income tax purposes, foreign net operating loss carryforwards of approximately $3.6 million, of which $2.9 million expires between 2000 and 2009. The remaining $.7 million of loss carryforwards may be carried forward indefinitely to offset future taxable income in the related tax jurisdictions.

Liquidity and Capital Resources

     The Company is currently financing its operations and capital expenditures through cash flow from operations. At March 31, 1999, the Company had working capital of approximately $145.6 million compared to $133.5 million at December 31, 1998.

     Accounts receivable increased to $47.2 million at March 31, 1999 from $45.6 million at December 31, 1998. Days sales outstanding increased to 58 at March 31, 1999 compared to 57 at December 31, 1998. Consolidated inventory balances decreased to $16.3 million at March 31, 1999 from $16.5 million at December 31, 1998. Inventory turns of 4.1 represent a slight decrease from turns of 4.2 at December 31, 1998. Cash used in the first three months of 1999 for the purchase of the property and equipment totaled $1.0 million and for the capitalization of software development costs totaled $511,000.

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances, internally generated funds, and financing arrangements with its current financial institutions. The Company has a $28.5 million credit agreement with NationsBank of Texas, N.A. which consists of a $20.0 million revolving line of credit and an $8.5 million manufacturing facility loan. As of March 31, 1999, the Company had no outstanding balance on the revolving line of credit and had a balance of $5.0 million on the manufacturing facility loan. The revolving line of credit expires on December 31, 1999. The Company's credit agreements contain certain financial covenants and restrictions as to various matters, including the bank's prior approval of significant mergers and acquisitions. Borrowings under the line of credit are collateralized by substantially all of the Company's assets.

     The Company believes that the cash flow from operations, if any, existing cash balances, short-term investments and credit available under the Company's existing credit facilities, will be sufficient to meet its cash requirements for at least the next twelve months.

Market Risk

     The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

     Foreign Currency Hedging Activities. The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on the Company's earnings and cash flow. Accordingly, the Company utilizes purchased foreign currency option contracts and forward contracts to hedge its exposure of anticipated transactions and firm commitments. The principal currencies hedged are the British pound, Japanese yen, German deutsche mark, French franc and Italian lire. The Company monitors its foreign exchange exposures regularly to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on its results of operations and financial position. Based on the foreign exchange instruments outstanding at March 31, 1999, an adverse change (defined as 20% in certain Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in income before taxes of less than $16.0 million. Additionally, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, management believes that a loss in fair value for those instruments will be offset by increases in the value of the underlying exposure.

     Short-term Investments. The fair value of the Company's investments in marketable securities at March 31, 1999 was $52.5 million. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies the marketable securities portfolio by investing in multiple types of investment-grade securities. The Company's investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on the Company's investment portfolio and interest rates at March 31, 1999, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of less than $300,000, respectively, in the fair value of the investment portfolio, which is not significantly different from December 31, 1998. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

Issues and Outlook

     Fluctuations in Quarterly Results. The Company's quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors; including: changes in the mix of products sold; the availability and pricing of components from third parties (especially sole sources); the timing of orders; level of pricing of international sales; fluctuations in foreign currency exchange rates; the difficulty in maintaining margins; including the higher margins traditionally achieved in international sales; and changes in pricing policies by the Company; its competitors or suppliers. Specifically, if the local currencies in which the Company sells weaken against the US dollar, and if the local sales prices cannot be raised, the Company will experience a deterioration of its gross and net profit margins.

     As has occurred in the past and as may be expected to occur in the future, new software products of the Company or new operating systems of third parties on which the Company's products are based, often contain bugs or errors that can result in reduced sales and/or cause the Company's support costs to increase, either of which could have a material adverse impact on the Company's operating results. Furthermore, the Company has significant revenues from customers in industries such as semiconductors, automated test equipment, telecommunications, aerospace, defense and automotive which are cyclical in nature. Downturns in these industries like those experienced in 1998 could again have a material adverse effect on the Company's operating results.

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

     Operation in Intensely Competitive Markets. The markets in which the Company operates are characterized by intense competition from numerous competitors, and the Company expects to face further competition from new market entrants in the future. A key competitor is Hewlett-Packard Company ("HP"), which has been the leading supplier of traditional instrumentation solutions for decades. Although HP offers its own line of instrument controllers, HP also offers hardware and software add-on products for third-party desktop computers and workstations that provide solutions that directly compete with the Company's virtual instrumentation products. HP is aggressively advertising and marketing products that are competitive with the Company's products. HP recently announced that it will split off its measurement business as a separate company in late 1999. Because of HP's strong position in the instrumentation business, the reorganization of its measurement business, changes in its marketing strategy or product offerings could have a material adverse effect on the Company operating results.

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

     Impact of Year 2000. Like many other companies, the Year 2000 computer issue creates risks for the Company. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. There are two other related issues which could also lead to incorrect calculations or failures: i) some programs assign special meaning to certain dates, such as 9/9/99, and ii) the fact that the Year 2000 is a leap year. To address these Year 2000 issues with its internal systems, the Company has initiated a comprehensive program which is designed to deal with the most critical systems first. These activities are intended to encompass all major categories of systems in use by the Company, including network and communications infrastructure, manufacturing, research and development, facilities management, sales, finance and human resources. The Company's manufacturing equipment and systems are highly automated, incorporating PCs, embedded processors and related software to control activity scheduling, inventory tracking and manufacturing. As of March 1999, the majority of the Company's critical and priority manufacturing systems and non-manufacturing systems were determined to be already Year 2000 capable, or replacements, changes, upgrades or workarounds have been determined and tested. These replacements, changes and upgrades may not yet have been deployed.

     The Company is continuing to test, gather and produce information about its products. Certain older products will not be tested. The Company is classifying its tested products into the following categories of compliance: compliant, compliant with minor issues and not compliant. Most of the products tested are either compliant or compliant with minor issues. If a product is stated to be non-compliant, the Company plans to make information available as to how an organization could avoid possible Year 2000 issues regarding that product. The Company is also providing additional information and references to help other organizations test their products and applications so that end-users' systems are Year 2000 compliant.

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

     The Company is also actively working with suppliers of products and services to determine the extent to which the suppliers' operations and the products and services they provide are Year 2000 capable and to monitor their progress toward Year 2000 capability. Highest priority is being placed on working with suppliers that are critical to the business. The Company has made inquiry of its major suppliers and to date has received written responses to its initial inquiries from 92% of critical suppliers. Follow-up activities seek to determine whether the supplier is taking all appropriate steps to fix Year 2000 problems and to be prepared to continue functioning effectively as a supplier in accordance with National Instruments' standards and requirements. Contingency plans are being developed to address issues related to suppliers that are not considered to be making sufficient progress in becoming Year 2000 capable in a timely manner. The Company is also developing contingency plans to address possible changes in customer order patterns due to Year 2000 issues. As with suppliers, the readiness of customers to deal with Year 2000 issues may affect their operations and their ability to order and pay for products.

     The Company believes that its most likely worst case Year 2000 scenarios would relate to problems with the systems of third parties rather than with the Company's internal systems or its products. It is clear that the Company has the least ability to assess and remediate the Year 2000 problems of third parties and the Company believes the risks are greatest with infrastructure (e.g., electricity supply, water and sewer service), telecommunications, transportation supply chains and critical suppliers of materials.

     A worst case scenario involving a critical supplier of materials would be the partial or complete shutdown of the supplier and its resulting inability to provide critical supplies to the Company on a timely basis. The Company does not maintain the capability to replace most third party supplies with internal production. Where efforts to work with critical suppliers to ensure Year 2000 capability have not been successful, contingency planning generally emphasizes the identification of substitute and second-source suppliers, and includes a planned increase in the level of inventory carried, currently estimated at $1.5 million.

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

     In 1994, the Company commenced the replacement of its legacy information systems with a new generation of integrated applications. Since that time, the Company has progressively replaced its manufacturing, distribution, order entry and financial systems in the US, Europe and Japan. These changes were made to improve management's control of the organization and increase operational efficiency. This early replacement of many of the Company's legacy systems has reduced the extent of the Company's internal Year 2000 exposure.

     The Company's Year 2000 efforts have been undertaken almost entirely with its existing personnel. In some instances, consultants have been engaged to provide specific guidance or services. Activities with suppliers and customers have also involved their staffs and consultants.

     The Company currently expects that the total cost of these programs, including both incremental spending and redeployment of resources, will not exceed $3.7 million. Approximately $2.9 million has been spent on the programs to date. No significant internal systems projects are being deferred due to the Year 2000 program efforts. The estimated costs do not include any potential costs related to customer or other claims, or potential amounts related to executing contingency plans, such as costs incurred on account of an infrastructure or supplier failure. The Company has adequate general corporate funds with which to pay for the programs' expected costs. All expected costs are based on the current assessment of the programs and are subject to change as the programs progress.

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

     Proprietary Rights and Intellectual Property Litigation. The Company's success depends in part on its ability to obtain and maintain patents and other proprietary rights relative to the technologies used in its principal products. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may have in the past infringed or violated certain of the Company's intellectual property rights. The Company recently filed two complaints in federal court alleging infringement by the products of two separate defendants. As is typical in the industry, the Company from time to time may be notified that it is infringing certain patent or intellectual property rights of others. While no actions are currently pending against the Company, there can be no assurance that litigation will not be initiated in the future which may cause significant litigation expense, liability and a diversion of management's attention which may have a material adverse effect on results of operations.

     Dependence on Key Management and Technical Personnel. The Company's success depends to a significant degree upon the continued contributions of its key management, sales, marketing, research and development and operational personnel, including Dr. Truchard, Mr. Kodosky and other members of senior management and key technical personnel. The Company has no agreements providing for the employment of any of its key employees for any fixed term and the Company's key employees may voluntarily terminate their employment with the Company at any time. The loss of the services of one or more of the Company's key employees in the future could have a material adverse effect on operating results. The Company also believes its future success will depend in large part upon its ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies as well as training, motivating and supervising the employees. In addition, the recruiting environment for software engineering, sales and other technical professionals is very competitive. Competition for qualified software engineers is particularly intense and is likely to result in increased personnel costs. Failure to attract or retain qualified software engineers could have an adverse effect on the
Company's operating results. The Company also recruits and employs foreign nationals to achieve its hiring goals primarily for entry-level engineering and software positions. There can be no guarantee that the Company will continue to be able to recruit foreign nationals to the current degree if government requirements for temporary and permanent residence become increasingly restrictive. These factors further intensify competition for key personnel, and there can be no assurance that the Company will be successful in retaining its existing key personnel or attracting and retaining additional key personnel. Failure to attract and retain a sufficient number of technical personnel could have a material adverse effect on the results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Response to this item is included in "Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations - Market Risk" above.

                          PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  11.1     Computation of Earnings Per Share

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         NATIONAL INSTRUMENTS CORPORATION
                         Registrant




                         BY:    /s/    Alex Davern
                              ______________________
                              Alex Davern
                              Chief Financial Officer and Treasurer (principal financial and accounting officer)



Dated: May 13, 1999

                        NATIONAL INSTRUMENTS CORPORATION

                               INDEX TO EXHIBITS



Exhibit No.                     Description                             Page
-----------                     -----------                             ----

11.1           Statement Regarding Computation of Earnings               19
               per Share