Form 10-Q
period 1999-06-30
NATIONAL INSTRUMENTS CORP /DE/
filed 1999-08-13
CIK 935494

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended:  June 30, 1999 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at August 12, 1999
     Common Stock - $0.01 par value                     33,219,330

                        NATIONAL INSTRUMENTS CORPORATION


         INDEX

         PART I.  FINANCIAL INFORMATION                                Page No.

Item 1   Financial Statements:

            Consolidated Balance Sheets
            June 30, 1999 (unaudited) and December 31, 1998                3

            Consolidated Statements of Income (unaudited)
            Three months and six months ended June 30, 1999 and 1998       4

            Consolidated Statements of Cash Flows (unaudited)
            Six months ended June 30, 1999 and 1998                        5

            Notes to Consolidated Financial Statements                     6

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              10

Item 3   Quantitative and Qualitative Disclosures about Market Risk       18


         PART II.  OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders              19

Item 5   Other Information                                                19

Item 6   Exhibits and Reports on Form 8-K                                 20

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                        NATIONAL INSTRUMENTS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                   June 30,      December 31,
                                                     1999            1998
                                                 -------------   -------------
Assets                                            (unaudited)
Current assets:
   Cash and cash equivalents..................    $    60,739      $   51,538
   Short-term investments.....................         62,900          49,158
   Accounts receivable, net...................         49,883          45,622
   Inventories................................         18,733          16,454
   Prepaid expenses and other current assets..          9,205           6,687
   Deferred income tax, net...................          3,890           4,937
                                                 -------------   -------------
      Total current assets....................        205,350         174,396
Property and equipment, net...................         65,306          66,131
Intangibles and other assets..................          8,457           9,259
                                                 =============   =============
      Total assets............................    $   279,113      $  249,786
                                                 =============   =============

Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt..........    $       882      $      849
   Accounts payable...........................         20,509          17,242
   Accrued compensation.......................          9,703           7,895
   Accrued expenses and other liabilities.....          4,188           5,011
   Income taxes payable.......................          5,849           5,893
   Other taxes payable........................          3,677           3,996
                                                 -------------   -------------
      Total current liabilities...............         44,808          40,886
Long-term debt, net of current portion........          3,932           4,379
Deferred income taxes.........................            337             337
                                                 -------------   -------------
      Total liabilities.......................         49,077          45,602
                                                 -------------   -------------
Commitments and contingencies                              --              --
Stockholders' equity:
   Common Stock: par value $.01; 180,000,000
   shares authorized; 33,179,728 and
   32,942,740 shares issued and outstanding,
   respectively...............................            333             329
Additional paid-in capital....................         55,161          51,662
Retained earnings.............................        174,865         153,601
Accumulated other comprehensive loss..........           (323)         (1,408)
                                                 -------------   -------------
      Total stockholders' equity..............        230,036         204,184
                                                 =============   =============
      Total liabilities and stockholders'
      equity..................................    $   279,113      $  249,786
                                                 =============   =============

    The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                    Three Months Ended       Six Months Ended
                                         June 30,                 June 30,
                                  ----------------------  ----------------------
                                     1999        1998        1999        1998
                                  ----------  ----------  ----------  ----------

Net sales........................ $  79,777   $  67,770   $ 153,463   $ 133,123
Cost of sales....................    18,119      16,089      35,059      31,658
                                  ----------  ----------  ----------  ----------
   Gross profit..................    61,658      51,681     118,404     101,465
                                  ----------  ----------  ----------  ----------
Operating expenses:
   Sales and marketing...........    28,674      24,494      55,697      49,024
   Research and development......    11,214       8,953      20,464      16,703
   General and administrative....     5,887       5,201      11,194       9,921
                                  ----------  ----------  ----------  ----------
      Total operating expenses...    45,775      38,648      87,355      75,648
                                  ----------  ----------  ----------  ----------
      Operating income...........    15,883      13,033      31,049      25,817
Other income (expense):
   Interest income, net..........       954         635       1,757       1,361
   Net foreign exchange gain
   (loss) and other..............      (283)         60        (723)       (270)
                                  ----------  ----------  ----------  ----------
      Income before income taxes
      and cumulative effect of
      accounting change..........    16,554      13,728      32,083      26,908
Provision for income taxes.......     5,297       4,530      10,266       8,879
                                  ----------  ----------  ----------  ----------
Income before cumulative effect
of accounting change.............    11,257       9,198      21,817      18,029
Cumulative effect of accounting
change...........................        --          --        (552)         --
                                  ----------  ----------  ----------  ----------
      Net income................. $  11,257   $   9,198   $  21,265   $  18,029
                                  ==========  ==========  ==========  ==========

Basic earnings per share:
   Income before cumulative
   effect of accounting change... $    0.23   $    0.19   $    0.44   $    0.37
   Cumulative effect of
   accounting change, net of tax.        --          --       (0.01)         --
                                  ----------  ----------  ----------  ----------
   Basic earnings per share...... $    0.23   $    0.19   $    0.43   $    0.37
                                  ==========  ==========  ==========  ==========

Diluted earnings per share:
   Income before cumulative
   effect of accounting change... $    0.22   $    0.18   $    0.42   $    0.35
   Cumulative effect of
   accounting change, net of tax.        --          --       (0.01)         --
                                  ----------  ----------  ----------  ----------
   Diluted earnings per share.... $    0.22   $    0.18   $    0.41   $    0.35
                                  ==========  ==========  ==========  ==========

Weighted average shares outstanding:
   Basic                             49,725      49,200      49,605      49,200
   Diluted                           51,866      51,300      51,600      51,300

     The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                           Six Months Ended
                                                               June 30,
                                                      --------------------------
                                                          1999          1998
                                                      ------------  ------------
Cash flow from operating activities:
   Net income......................................   $    21,265   $    18,029
   Adjustments to reconcile net income to cash
   provided by operating activities:
      Charges to income not requiring cash outlays:
        Depreciation and amortization..............         5,365         4,689
      Changes in operating assets and liabilities:
        Increase in accounts receivable............        (4,261)       (3,728)
        Increase in inventory......................        (2,279)       (1,361)
        Decrease in prepaid expense and other assets           21           430
        Increase in current liabilities............         3,889         1,343
                                                      ------------  ------------
      Net cash provided by operating activities....        24,000        19,402
                                                      ------------  ------------

Cash flow from investing activities:
   Capital expenditures............................        (3,454)      (23,803)
   Additions to intangibles .......................          (598)       (1,432)
   Purchases of short-term investments.............      (120,702)      (20,398)
   Sales of short-term investments.................       106,960        24,578
                                                      ------------  ------------
      Net cash used in investing activities........       (17,794)      (21,055)
                                                      ------------  ------------

Cash flow from financing activities:
   Repayments of long-term debt....................          (414)         (431)
   Net proceeds from issuance of common stock under
   employee plans..................................         3,499         1,936
                                                      ------------  ------------
      Net cash provided by financing activities....         3,085         1,505
                                                      ------------  ------------

Effects of translation rate changes on cash........           (90)         (117)
                                                      ------------  ------------

Net (decrease) increase in cash and cash equivalents        9,201          (265)
Cash and cash equivalents at beginning of period...        51,538        31,943
                                                      ------------  ------------

Cash and cash equivalents at end of period.........   $    60,739   $    31,678
                                                      ============  ============

     The accompanying notes are an integral part of these financial statements.

                       NATIONAL INSTRUMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of National Instruments Corporation and its consolidated subsidiaries at June 30, 1999 and December 31, 1998, and the results of operations for the three-month and six-month periods ended June 30, 1999 and 1998, and the cash flows for the six-month periods ended June 30, 1999 and 1998. Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2 - Earnings Per Share

On July 22, 1999, the Company declared a stock split effected in the form of a dividend of one share of common stock for each two shares of common stock outstanding. The dividend is payable on August 20, 1999 to holders of record as of the close of business on August 5, 1999. All per share data and numbers of common shares, where appropriate, have been retroactively adjusted to reflect the stock split.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three-month and six-month periods ended June 30, 1999 and 1998, respectively, are as follows (in thousands):

                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                  ----------------------  ----------------------
                                       (unaudited)             (unaudited)
                                     1999        1998        1999        1998
                                  ----------  ----------  ----------  ----------

Weighted average shares              49,725      49,200      49,605      49,200
outstanding-basic................
Plus: Common share equivalents
   Stock options.................     2,141       2,100       1,995       2,100
                                  ==========  ==========  ==========  ==========
Weighted average shares
outstanding-diluted..............    51,866      51,300      51,600      51,300
                                  ==========  ==========  ==========  ==========

Stock options to acquire 9,000 and 1,361,000 shares for the quarters ended June 30, 1999 and 1998, respectively, and 1,287,000 and 824,000 shares for the six months ended June 30, 1999 and 1998, respectively were not included in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

NOTE 3 - Inventories

Inventories consist of the following (in thousands):

                                                 June 30,       December 31,
                                                   1999             1998
                                               (unaudited)
                                              --------------   ---------------
Raw materials                                   $     7,805       $     7,194
Work-in-process                                       1,456               943
Finished goods                                        9,472             8,317
                                              ==============   ===============
                                                $    18,733       $    16,454
                                              ==============   ===============

NOTE 4 - Comprehensive Income

The Company's comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities. Total comprehensive income for the quarters ended June 30, 1999 and 1998 is $11.9 million and $9.0 million, respectively. For the first six months of 1999 and 1998, comprehensive income is $22.3 million and $17.7 million, respectively.

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

Accounting for Derivatives and Hedging Activities

All of the Company's derivative instruments are recognized on the balance sheet at their fair value. The Company currently uses foreign currency forward contracts (to hedge its exposure to material foreign currency receivables and planned net foreign currency cash flows) and foreign currency put options (to hedge exposure to planned net foreign currency cash flows). On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability ("fair-value" hedge), as a hedge of the variability of cash flows to be received ("cash-flow" hedge), or as a foreign-currency cash-flow hedge ("foreign-currency" hedge). Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as
- a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows. Changes in the fair value of derivatives that are highly effective as - and that are designated and qualify as - foreign-currency hedges are recorded in either current-period earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge (e.g., a hedge of a firm commitment that is to be settled in a foreign currency) or a cash-flow hedge (e.g., a foreign-currency-denominated forecasted transaction).

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value, cash-flow or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated or exercised; (3) the derivative is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) because a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

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

NOTE 6 - Segment Information

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company adopted in the first quarter of 1998. The statement supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. It also requires disclosures about products and services, geographic areas and major customers.

While the Company sells its products to many different markets, its management has chosen to organize the Company by geographic areas, and as a result has determined that it has one reportable segment. Substantially, all of the interest income, interest expense, depreciation and amortization is recorded in North America. Net sales, operating income and identifiable assets, classified by the major geographic areas in which the Company operates, are as follows (in thousands):

                                    Three Months Ended      Six Months Ended
                                         June 30,                June 30,
                                  ----------------------  ----------------------
                                        (unaudited)             (unaudited)
                                     1999        1998        1999        1998
                                  ----------  ----------  ----------  ----------
Net sales:
Americas:
  Unaffiliated customer sales...  $  43,549   $  39,854   $  81,934   $  77,076
  Geographic transfers..........     10,187       7,447      19,946      15,875
                                  ----------  ----------  ----------  ----------
                                     53,736      47,301     101,880      92,951
                                  ----------  ----------  ----------  ----------

Europe:
  Unaffiliated customer sales...     25,647      20,645      49,307      39,723
                                  ----------  ----------  ----------  ----------
Asia Pacific:
  Unaffiliated customer sales...     10,581       7,271      22,222      16,324
                                  ----------  ----------  ----------  ----------
Eliminations....................    (10,187)     (7,447)    (19,946)    (15,875)
                                  ----------  ----------  ----------  ----------
                                  $  79,777   $  67,770   $ 153,463   $ 133,123
                                  ==========  ==========  ==========  ==========
Operating income:
Americas........................  $  12,867   $  13,041   $  23,194   $  23,483
Europe..........................      9,441       6,893      17,470      12,945
Asia Pacific....................      4,789       2,052      10,848       6,092
Unallocated:
Research and development
expenses........................    (11,214)     (8,953)    (20,463)    (16,703)
                                  ----------  ----------  ----------  ----------
                                  $  15,883   $  13,033   $  31,049   $  25,817
                                  ==========  ==========  ==========  ==========

                                    June 30,     December 31,
                                      1999           1998
                                  (unaudited)
                                  ------------  ------------
Identifiable assets:
Americas........................  $   237,503   $   204,215
Europe..........................       23,374        29,978
Asia Pacific....................       18,236        15,593
                                  ============  ============
                                  $   279,113   $   249,786
                                  ============  ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding the future financial performance or operations of the Company (including, without limitation, statements to the effect that the Company "expects," "plans," "may," "will," "projects," "continues," or "estimates" or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the Issues and Outlook section and financial statement line item discussions below. Readers are also encouraged to refer to the Company's Annual Report on Form 10-K for further discussion of the Company"s business and the risks and opportunities attendant thereto.

Results of Operations

     The following table sets forth, for the periods  indicated,  the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
consolidated statements of income:

                                    Three Months Ended   Six Months Ended
                                         June 30,            June 30,
                                    ------------------  ------------------
                                      1999      1998      1999      1998
                                    --------  --------  --------  --------
Net sales:
   Americas                           54.6%     58.8%     53.4%     57.9%
   Europe                             32.1      30.5      32.1      29.8
   Asia Pacific                       13.3      10.7      14.5      12.3
                                    --------  --------  --------  --------
   Consolidated net sales            100.0     100.0     100.0     100.0
Cost of sales                         22.7      23.7      22.9      23.8
                                    --------  --------  --------  --------
   Gross profit                       77.3      76.3      77.1      76.2
                                    --------  --------  --------  --------
Operating expenses:
   Sales and marketing                35.9      36.1      36.3      36.8
   Research and development           14.1      13.2      13.3      12.6
   General and administrative          7.4       7.7       7.3       7.4
                                    --------  --------  --------  --------
   Total operating expenses           57.4      57.0      56.9      56.8
                                    --------  --------  --------  --------
      Operating income                19.9      19.3      20.2      19.4
Other income (expense):
   Interest income, net                1.1       0.9       1.1       1.0
   Net foreign exchange
   gain/(loss) and other              (0.3)      0.1      (0.4)     (0.2)
                                    --------  --------  --------  --------
Income before income taxes
and cumulative effect of
accounting change                     20.7      20.3      20.9      20.2
Provision for income taxes             6.6       6.7       6.7       6.7
                                    --------  --------  --------  --------

Income before cumulative
effect of accounting change           14.1      13.6      14.2      13.5
Cumulative effect of
accounting change, net of tax           --        --      (0.3)       --
                                    --------  --------  --------  --------
   Net income                         14.1%     13.6%     13.9%     13.5%
                                    ========  ========  ========  ========

     Net Sales. Consolidated net sales increased by $12.0 million or 18% for the three months ended June 30, 1999 to $79.8 million from $67.8 million for the three months ended June 30, 1998, and increased $20.3 million or 15% to $153.5 million for the six months ended June 30, 1999 from $133.1 million for the comparable period in the prior year. The increase in sales is primarily attributable to the growth in new and upgraded products and increased sales and marketing efforts. Sales in the Americas in the second quarter of 1999 increased by 9% over the second quarter of 1998 and sales in the Americas for the six months ended June 30, 1999 increased 6% from the six months ended June 30, 1998. The Company believes its improved growth rate for sales in the Americas is primarily attributable to the growth in new products and the general recovery in the test and measurement market.

     International sales as a percentage of consolidated sales for the quarter and six months ended June 30, 1999 increased to 45% from 41% and to 47% from 42%, respectively, over the comparable 1998 periods as a result of strong sales in both Europe and Asia Pacific. Compared to 1998, the Company's European sales increased by 24% to $25.6 million for the quarter ended June 30, 1999 and by 24% to $49.3 million for the six months ended June 30, 1999. Sales in Asia Pacific increased by 46% to $10.6 million in the quarter ended June 30, 1999 compared to 1998 and increased 36% to $22.2 million for the six months ended June 30, 1999 compared to the same period in 1998. The Company believes its strong growth rate for Asia Pacific sales is primarily attributable to the improved economy in the Asia Pacific region. The Company expects sales outside of North America to continue to represent a significant portion of its revenue.

     The Company's international sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. Sales made by the Company's direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the US dollar equivalent of these sales is affected by changes in the weighted average value of the US dollar. This weighted average is calculated as the percentage change in the value of the currency relative to the US dollar, multiplied by the proportion of international sales recorded in the particular currency. Between the second quarter of 1998 and the second quarter of 1999 the weighted value of the US dollar decreased by 4.3%, causing an equivalent increase in the US dollar value of the Company's foreign currency sales and expenses. If the weighted average value of the US dollar in the second quarter of 1999 had been the same as that in the second quarter of 1998, the Company's sales for the second quarter of 1999 would have been $78.3 million, a 16% increase over the second quarter of 1998. This effect is 1.9% of consolidated net sales in the aggregate. European sales for the second quarter of 1999 would have been $25.0 million, a 21% increase in second quarter 1999 sales over second quarter 1998. Asia Pacific sales for the second quarter of 1999 would have been $9.7 million, a 34% increase in second quarter 1999 sales over second quarter 1998 sales. If the weighted average value of the dollar in the six months ended June 30, 1999 had been the same as that in the six months ended June 30, 1998, the Company's year-to-date sales would have been $150.1 million, a 13% increase in year-to-date sales over 1998 sales. Since most of the Company's international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing operating expenses $1.4 million for the six months ended June 30, 1999 and by $520,000 for the quarter ended June 30, 1999.

     Gross Profit. As a percentage of net sales, gross profit increased to 77.3% for the second quarter of 1999 from 76.3% for the second quarter of 1998 and increased to 77.1% for the first six months of 1999 from 76.2% for the comparable period a year ago. The increase in margin for both the second quarter and the six months ended June 30, 1999 compared to the prior year periods is attributable to favorable foreign currency exchange rates and increased leveraging of our fixed manufacturing expenses.

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

     Sales and Marketing. Sales and marketing expenses for the second quarter of 1999 increased to $28.7 million, a 17% increase, as compared to the second quarter of 1998 and increased 14% to $55.7 million for the first six months of 1999 from the comparable 1998 period. As a percentage of net sales, sales and marketing expenses were 35.9% and 36.1% for the three months ended June 30, 1999 and 1998, respectively, and 36.3% and 36.8% for the six months ended June 30, 1999 and 1998, respectively. The decrease as a percentage of revenue is partially attributable to the worldwide promotion and release of LabVIEW 5.0 in the first quarter of 1998, which increased sales and marketing expenses by $500,000. The increase in these expenses in absolute dollar amounts is primarily attributable to increased personnel, sales and marketing seminars, tradeshows, and other marketing activities. Sales and marketing personnel increased from 559 at June 30, 1998 to 673 at June 30, 1999. The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on new recruiting, initial marketing and advertising campaign costs associated with major new product releases and entry into new market areas, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

     Research and Development. Research and development expenses increased to $11.2 million for the quarter ended June 30, 1999, a 25% increase, as compared to $9.0 million for the three months ended June 30, 1998, and increased 23% to $20.5 million for the six months ended June 30, 1999 from the comparable 1998 period. As a percentage of net sales, research and development expenses increased to 14.1% for the quarter ended June 30, 1999, from 13.2% for the quarter ended June 30, 1998, and increased to 13.3% for the six months ended June 30, 1999, from 12.6% for the comparable 1998 period. The increase in research and development costs in absolute amounts and as a percentage of sales in each period was primarily due to increases in personnel costs from hiring of additional product development engineers. Research and development personnel increased from 493 at June 30, 1998 to 530 at June 30, 1999. The Company believes that a significant, on-going investment in research and development is required to remain competitive.

     The Company capitalizes software development costs in accordance with the SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company amortizes such costs over the related product's estimated economic life, generally three years, beginning when a product becomes available for general release. Amortization expense totaled $496,000 and $507,000 for the quarters ended June 30, 1999 and 1998, respectively, and $1.1 million and $922,000 during the six months ended June 30, 1999 and 1998, respectively. Software development costs capitalized were $213,000 and $349,000 for the quarters ended June 30, 1999 and 1998, respectively, and $598,000 and $1.1 million for the first six months of 1999 and 1998, respectively. The amounts capitalized in the second quarter and first six months of 1999 related to the development of LabVIEW 5.1, Lookout 4.0 and IMAQ Vision 5.0.

     General and Administrative. General and administrative expenses for the second quarter ended June 30, 1999 increased 13% to $5.9 million from $5.2 million for the comparable prior year period. For the first six months of 1999, general and administrative expenses increased 13% to $11.2 million from $9.9 million for the first six months of 1998. As a percentage of net sales, general and administrative expenses decreased to 7.4% for the quarter ended June 30, 1999 from 7.7% for the second quarter of 1998. During the first six months of 1999, general and administrative expenses decreased as a percentage of sales to 7.3% from 7.4% for the comparable prior year period. The Company's general and administrative expense increased in absolute dollars mainly due to additional personnel. The decrease in general and administrative expenses as a percent of sales is due to operational efficiencies resulting from the continued systems integration during the past three years. The Company expects that general and administrative expense in future periods will increase in absolute amounts and will fluctuate as a percentage of net sales.

     Interest Income, Net. Net interest income in the second quarter of 1999 increased to $954,000 from $635,000 in the second quarter of 1998, and increased to $1.8 million for the first six months of 1999 from $1.4 million for the comparable 1998 period. Net interest income has represented approximately one percent of net sales and has fluctuated as a result of investment balances, bank borrowings and interest terms thereon.

     Net Foreign Exchange Gain (Loss). Net foreign exchange losses recognized in the second quarter of 1999 were $666,000 compared to $67,000 recognized in the second quarter of 1998. Net foreign exchange losses of $1.2 million were recognized for the first six months of 1999 compared to losses of $341,000 for the first six months of 1998. Foreign exchange gains and losses are attributable to movements between the US dollar and the local currencies in countries in which the Company's sales subsidiaries are located. The increase in net foreign exchange losses recognized in the second quarter of 1999 is mainly due to the weakening of the euro and pound sterling which resulted in higher losses in 1999 than it did in the second quarter of 1998. The Company recognizes the local currency as the functional currency of its international subsidiaries. To minimize this foreign currency risk the Company engages in hedging activities by utilizing foreign currency forward exchange and option contracts.

     The Company utilizes foreign currency forward exchange contracts to economically hedge a majority of its foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. The Company typically limits the duration of its forward contracts to 90 days.

     The Company utilizes foreign currency forward exchange contracts and foreign currency purchased option contracts in order to reduce its exposure to fluctuations in future net foreign currency cash flows. The Company's policy allows for the purchase of these contracts for up to 80% of its risk and limits the duration of these contracts to 24 months. It also requires that the foreign currency purchased option contracts be purchased 5% "out-of-the-money." As a result, the Company's hedging activities only partially address its risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. The Company does not currently invest in contracts for speculative purposes. The Company's hedging strategy has reduced the foreign exchange losses recorded by $1.1 million during the quarter ended June 30, 1999, and by $3.1 million for the six months ended June 30, 1999.

     Effective January 1, 1999, the Company elected to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." (See Note 5 of Notes to Consolidated Financial Statements.)

     Provision for Income Taxes. The provision for income taxes reflects an effective tax rate of 32% and 33% for the three and six months ended June 30, 1999 and 1998, respectively. The decrease in the effective rate resulted from income tax benefits attributable to the Company's foreign sales corporation and a change in the mix of income among taxing jurisdictions. As of June 30, 1999, seven of the Company's subsidiaries had available, for income tax purposes, foreign net operating loss carryforwards of approximately $3.7 million, of which $3.0 million expires between 2000 and 2008. The remaining $700,000 of loss carryforwards may be carried forward indefinitely to offset future taxable income in the related tax jurisdictions.

Liquidity and Capital Resources

     The Company is currently financing its operations and capital expenditures through cash flow from operations. At June 30, 1999, the Company had working capital of approximately $160.5 million compared to $133.5 million at December 31, 1998.

     Accounts receivable increased to $49.9 million at June 30, 1999 from $45.6 million at December 31, 1998. Days sales outstanding remained at 57 at June 30, 1999 and December 31, 1998. Consolidated inventory balances increased to $18.7 million at June 30, 1999 from $16.5 million at December 31, 1998. Inventory turns of 3.9 represent a slight decrease from turns of 4.2 at December 31, 1998. Cash used in the first six months of 1999 for the purchase of the property and equipment totaled $3.5 million and for the capitalization of software development costs totaled $598,000.

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances, internally generated funds, and financing arrangements with its current financial institutions. The Company has a $28.5 million credit agreement with NationsBank of Texas, N.A. which consists of a $20.0 million revolving line of credit and an $8.5 million manufacturing facility loan. As of June 30, 1999, the Company had no outstanding balance on the revolving line of credit and had a balance of $4.8 million on the manufacturing facility loan. The revolving line of credit expires on December 31, 1999. The Company's credit agreements contain certain financial covenants and restrictions as to various matters, including the bank's prior approval of significant mergers and acquisitions. Borrowings under the line of credit are collateralized by substantially all of the Company's assets.

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

     Foreign Currency Hedging Activities. The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on the Company's earnings and cash flow. Accordingly, the Company utilizes purchased foreign currency option contracts and forward exchange contracts to hedge its exposure of anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. The Company monitors its foreign exchange exposures regularly to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on its results of operations and financial position. Based on the foreign exchange instruments outstanding at June 30, 1999, an adverse change (defined as 20% in certain Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in income before taxes of less than $17.0 million. Additionally, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, management believes that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure.

     Short-term Investments. The fair value of the Company's investments in marketable securities at June 30, 1999 was $62.9 million. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies the marketable securities portfolio by investing in multiple types of investment-grade securities. The Company's investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on the Company's investment portfolio and interest rates at June 30, 1999, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of less than $325,000, respectively, in the fair value of the investment portfolio, which is not significantly different from December 31, 1998. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

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

     Impact of Year 2000. Like many other companies, the Year 2000 computer issue creates risks for the Company. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. There are two other related issues which could also lead to incorrect calculations or failures: i) some programs assign special meaning to certain dates, such as 9/9/99, and ii) the fact that the Year 2000 is a leap year. To address these Year 2000 issues with its internal systems, the Company has initiated a comprehensive program which is designed to deal with the most critical systems first. These activities are intended to encompass all major categories of systems in use by the Company, including network and communications infrastructure, manufacturing, research and development, facilities management, sales, finance and human resources. The Company's manufacturing equipment and systems are highly automated, incorporating PCs, embedded processors and related software to control activity scheduling, inventory tracking and manufacturing. As of June 1999, the majority of the Company's critical and priority manufacturing systems and non-manufacturing systems were determined to be already Year 2000 capable, or replacements, changes, upgrades or workarounds have been determined and tested. These replacements, changes and upgrades may not yet have been deployed.

     The Company is continuing to test, gather and produce information about its products. Certain older products will not be tested. The Company is classifying its tested products into the following categories of compliance: compliant, compliant with minor issues and not compliant. Most of the products tested are either compliant or compliant with minor issues. The Company is also providing additional information and references to help other organizations test their products and applications for Year 2000 compliance.

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

     The Company is also actively working with suppliers of products and services to determine the extent to which the suppliers' operations and the products and services they provide are Year 2000 capable and to monitor their progress toward Year 2000 capability. Highest priority is being placed on working with suppliers that are critical to the business. The Company has made inquiry of its major suppliers and to date has received written responses to its initial inquiries from all critical suppliers. Follow-up activities seek to determine whether the supplier is taking all appropriate steps to fix Year 2000 problems and to be prepared to continue functioning effectively as a supplier in accordance with National Instruments' standards and requirements. Contingency plans are being developed to address issues related to suppliers that are not considered to be making sufficient progress in becoming Year 2000 capable in a timely manner. As with suppliers, the readiness of customers to deal with Year 2000 issues may affect their operations and their ability to order and pay for products.

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

     A worst case scenario involving a critical supplier of materials would be the partial or complete shutdown of the supplier and its resulting inability to provide critical supplies to the Company on a timely basis. The Company does not maintain the capability to replace most third party supplies with internal production. Where efforts to work with critical suppliers to ensure Year 2000 capability have not been successful, contingency planning generally emphasizes the identification of substitute and second-source suppliers, and includes a planned increase in the level of inventory carried, currently estimated at approximately $3.0 million.

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

     The Company currently expects that the total cost of these programs, including both incremental spending and redeployment of resources, will not exceed $3.7 million. Approximately $3.2 million has been spent on the programs to date. No significant internal systems projects are being deferred due to the Year 2000 program efforts. The estimated costs do not include any potential costs related to customer or other claims, or potential amounts related to executing contingency plans, such as costs incurred on account of an infrastructure or supplier failure. The Company has adequate general corporate funds with which to pay for the programs' expected costs. All expected costs are based on the current assessment of the programs and are subject to change as the programs progress.

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

     (a) The annual meeting of stockholders was held on May 11, 1999.

     (b) The following directors were elected at the meeting to serve a term of three years:

               L. Wayne Ashby
               Dr. Donald M. Carlton

          The following directors are continuing to serve their terms:

               Jeffrey L. Kodosky
               Dr. Ben G. Streetman
               Dr. James J. Truchard
               William C. Nowlin, Jr.

     (c) The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

                                              For         Instructed  Withheld
                                              ----------  ----------  --------
         (1)  Election of directors:          29,963,638  272,943     68,134
                    L. Wayne Ashby
                    Dr. Donald M. Carlton

                                                                        Broker
                                          For         Against  Abstain  Non-Vote
                                          ----------  -------  -------  --------
         (2)  Ratification of Price       30,299,020  1,872    3,823    0
              waterhouseCoopers LLP as
              the Company's independent
              public accountants for
              the fiscal year ending
              December 31, 1999.

The foregoing matters are described in detail in the Company's definitive proxy statement dated April 2, 1999, for the Annual Meeting of Stockholders held on May 11, 1999.

ITEM 5.  OTHER INFORMATION

     Pursuant to the Company's Bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 2000 annual meeting of stockholders must provide specified information in writing to the secretary of the Company not less than the thirty (30) days nor more than sixty (60) days prior to the first anniversary of the 1999 annual meeting (May 9, 2000).

     Stockholders who wish to bring matters or propose nominees for director at the Company's 2000 annual meeting of stockholders must provide specified information in writing to the secretary of the Company no later than December 3, 1999, in order to be included in the proxy statement and form of proxy for that meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         (11.1) Computation of Earnings Per Share

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

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


                                    NATIONAL INSTRUMENTS CORPORATION
                                    Registrant




                               BY:  /s/ Alex Davern
                                    Alex Davern
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)





Dated:  August 13, 1999

                        NATIONAL INSTRUMENTS CORPORATION

                                INDEX TO EXHIBITS



      Exhibit No.                   Description                     Page

          11.1           Statement Regarding Computation             23
                         of Earnings per Share