Form 10-Q
period 1999-09-30
NATIONAL INSTRUMENTS CORP /DE/
filed 1999-11-15
CIK 935494

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended:  September 30, 1999 or

__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at November 11, 1999
     Common Stock - $0.01 par value                      50,007,257

                         NATIONAL INSTRUMENTS CORPORATION


              INDEX

                                                                      Page No.

              PART I.  FINANCIAL INFORMATION

Item 1        Financial Statements:

                 Consolidated Balance Sheets
                 September 30, 1999 (unaudited) and December 31, 1998      3

                 Consolidated Statements of Income (unaudited)
                 Three months and nine months ended September 30, 1999
                 and 1998                                                  4

                 Consolidated Statements of Cash Flows (unaudited)
                 Nine months ended September 30, 1999 and 1998             5

                 Notes to Consolidated Financial Statements                6

Item 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         10


              PART II.  OTHER INFORMATION

Item 6        Exhibits and Reports on Form 8-K                            19

                        PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                        NATIONAL INSTRUMENTS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                   September 30,  December 31,
                                                       1999           1998
                                                   -------------  ------------
Assets                                              (unaudited)
Current assets:
   Cash and cash equivalents................        $    54,674    $   51,538
   Short-term investments...................             66,562        49,158
   Accounts receivable, net.................             53,914        45,622
   Inventories..............................             20,664        16,454
   Prepaid expenses and other current assets              8,421         6,687
   Deferred income tax, net.................              6,056         4,937
                                                   -------------  ------------
      Total current assets..................            210,291       174,396
Property and equipment, net.................             69,358        66,131
Intangibles and other assets................             17,826         9,259
                                                   =============  ============
      Total assets..........................        $   297,475    $  249,786
                                                   =============  ============

Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt........          $     880      $    849
   Accounts payable.........................             22,116        17,242
   Accrued compensation.....................             12,065         7,895
   Accrued expenses and other liabilities...              9,303         5,011
   Income taxes payable.....................              6,128         5,893
   Other taxes payable......................              5,434         3,996
                                                   -------------  ------------
      Total current liabilities.............             55,926        40,886
Long-term debt, net of current portion......              3,710         4,379
Deferred income taxes.......................                675           337
                                                   -------------  ------------
      Total liabilities.....................             60,311        45,602
                                                   -------------  ------------
Commitments and contingencies                                --            --
Stockholders' equity:
   Common Stock: par value $.01; 180,000,000
   shares authorized; 49,883,567 and 49,414,110
   shares issued and outstanding, respectively              499           494
Additional paid-in capital..................             55,986        51,497
Retained earnings...........................            184,813       153,601
Accumulated other comprehensive loss........             (4,134)       (1,408)
                                                   -------------  ------------
      Total stockholders' equity............            237,164       204,184
                                                   =============  ============
      Total liabilities and stockholders' equity    $   297,475    $  249,786
                                                   =============  ============

    The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                            Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                          ----------------------  ----------------------
                                             1999        1998        1999        1998
                                          ----------  ----------  ----------  ----------
Net sales..............................   $  82,724   $  67,874   $ 236,186   $ 200,997
Cost of sales..........................      19,548      16,286      54,607      47,944
                                          ----------  ----------  ----------  ----------
  Gross profit.........................      63,176      51,588     181,579     153,053
                                          ----------  ----------  ----------  ----------
Operating expenses:
   Sales and marketing.................      30,982      24,971      86,679      73,995
   Research and development............      13,133       9,603      33,597      26,306
   General and administrative..........       6,220       5,020      17,413      14,941
                                          ----------  ----------  ----------  ----------
      Total operating expenses.........      50,335      39,594     137,689     115,242
                                          ----------  ----------  ----------  ----------
      Operating income.................      12,841      11,994      43,890      37,811
Other income (expense):
   Interest income, net................       1,161         651       2,917       2,083
   Net foreign exchange gain (loss) and
   other...............................         625          82         (97)       (259)
                                          ----------  ----------  ----------  ----------
      Income before income taxes and
      cumulative effect of accounting
      change...........................      14,627      12,727      46,710      39,635
Provision for income taxes.............       4,681       4,200      14,947      13,079
                                          ----------  ----------  ----------  ----------
Income before cumulative effect of
accounting change......................       9,946       8,527      31,763      26,556
Cumulative effect of accounting change.          --          --        (552)         --
                                          ----------  ----------  ----------  ----------

      Net income.......................   $   9,946   $   8,527   $  31,211   $  26,556
                                          ==========  ==========  ==========  ==========

Basic earnings per share:
   Income before cumulative effect of
   accounting change...................   $    0.20   $    0.17   $    0.64   $    0.54
   Cumulative effect of accounting
   change, net of tax..................          --          --       (0.01)         --
                                          ----------  ----------  ----------  ----------
   Basic earnings per share............   $    0.20   $    0.17   $    0.63   $    0.54
                                          ==========  ==========  ==========  ==========

Diluted earnings per share:
   Income before cumulative effect of
   accounting change...................   $    0.19   $    0.17   $    0.61   $    0.52
   Cumulative effect of accounting
   change, net of tax..................          --          --       (0.01)         --
                                          ----------  ----------  ----------  ----------
   Diluted earnings per share..........   $    0.19   $    0.17   $    0.60   $    0.52
                                          ==========  ==========  ==========  ==========

Weighted average shares outstanding:
   Basic                                     49,855      49,275      49,690      49,200
   Diluted                                   52,570      50,925      51,950      51,150


    The accompanying notes are an integral part of these financial statements.

                       NATIONAL INSTRUMENTS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                            Six Months Ended
                                                                June 30,
                                                       ------------------------
                                                          1999          1998
                                                       ----------    ----------
Cash flow from operating activities:
   Net income......................................    $  31,211     $  26,556
   Adjustments to reconcile net income to cash
   provided by operating activities:
      Charges to income not requiring cash outlays:
        Depreciation and amortization..............        5,365         7,824
        Purchased in-process research and development      2,130            --
      Changes in operating assets and liabilities:
        Increase in accounts receivable............       (8,292)       (5,052)
        Increase in inventory......................       (4,210)         (920)
        Decrease (increase) in prepaid expense and
        other assets...............................       (3,976)          858
        Increase in current liabilities............       15,012         3,182
                                                       ----------    ----------
      Net cash provided by operating activities....       37,240        32,448
                                                       ----------    ----------

Cash flow from investing activities:
   Payments for acquisitions, net of cash received.      (12,523)       (1,519)
   Capital expenditures............................       (6,988)      (25,101)
   Additions to intangibles .......................       (1,330)       (1,688)
   Purchases of short-term investments.............     (176,656)      (34,511)
   Sales of short-term investments.................      159,252        37,993
                                                       ----------    ----------
      Net cash used in investing activities........      (38,245)      (24,826)
                                                       ----------    ----------

Cash flow from financing activities:
   Repayments of long-term debt....................         (638)         (606)
   Net proceeds from issuance of common stock under
   employee plans..................................        4,493         2,198
                                                       ----------    ----------
      Net cash provided by financing activities....        3,855         1,592
                                                       ----------    ----------

Effects of translation rate changes on cash........          286           (53)
                                                       ----------    ----------

Net increase in cash and cash equivalents..........        3,136         9,161
Cash and cash equivalents at beginning of period...       51,538        31,943
                                                       ----------    ----------

Cash and cash equivalents at end of period.........    $  54,674     $  41,104
                                                       ==========    ==========

    The accompanying notes are an integral part of these financial statements.

                         NATIONAL INSTRUMENTS CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of National Instruments Corporation and its consolidated subsidiaries at September 30, 1999 and December 31, 1998, and the results of operations for the three-month and nine-month periods ended September 30, 1999 and 1998, and the cash flows for the nine-month periods ended September 30, 1999 and 1998. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2 - Earnings Per Share

On July 22, 1999, the Company declared a stock split effected in the form of a dividend of one share of common stock for each two shares of common stock outstanding. The dividend was paid on August 20, 1999 to holders of record as of the close of business on August 5, 1999. All per share data and numbers of common shares, where appropriate, have been retroactively adjusted to reflect the stock split.

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

The reconciliation of the denominators used to calculate the basic EPS and diluted EPS for the three-month and nine-month periods ended September 30, 1999 and 1998, respectively, are as follows (in thousands):

                                      Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
                                     --------------------   --------------------
                                          (unaudited)            (unaudited)
                                       1999        1998       1999        1998
                                     --------    --------   --------    --------

Weighted average shares
outstanding-basic..................   49,855      49,275     49,690      49,200
Plus: Common share equivalents
   Stock options...................    2,715       1,650      2,260       1,950
                                     ========    ========   ========    ========
Weighted average shares
outstanding-diluted................   52,570      50,925     51,950      51,150
                                     ========    ========   ========    ========

Stock options to acquire 3,000 and 1,459,000 shares for the quarters ended September 30, 1999 and 1998, respectively, and 29,000 and 1,017,000 shares for the nine months ended September 30, 1999 and 1998, respectively, were not included in the computations of diluted earnings per share because the effect of including the stock options would have been anti-dilutive.

NOTE 3 - Inventories

Inventories consist of the following (in thousands):

                                     September 30,   December 31,
                                         1999            1998
                                      (unaudited)
                                     -------------   ------------
Raw materials                         $    8,334      $   7,194
Work-in-process                            1,945            943
Finished goods                            10,385          8,317
                                     =============   ============
                                      $   20,664      $  16,454
                                     =============   ============

NOTE 4 - Comprehensive Income

The Company's comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities. Total comprehensive income for the quarters ended September 30, 1999 and 1998 is $6.1 million and $9.3 million, respectively. For the first nine months of 1999 and 1998, comprehensive income is $28.5 million and $27.0 million, respectively.

NOTE 5 - Adoption of SFAS 133

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 1999. In accordance with the transition provisions of SFAS 133, the Company recorded a net-of-tax cumulative-effect type adjustment of $552,000 in current earnings to recognize the fair value of its derivatives designated as cash-flow hedging instruments.

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

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated or exercised; (3) the derivative is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) the hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

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

Included in accumulated other comprehensive loss is $3.2 million of unrealized losses on the Company's cash-flow hedges in place at September 30, 1999.

NOTE 6 - Segment Information

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company adopted in the first quarter of 1998. The statement supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. It also requires disclosures about products and services, geographic areas and major customers.

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

                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                ----------------------   ----------------------
                                      (unaudited)              (unaudited)
                                   1999        1998         1999        1998
                                ----------  ----------   ----------  ----------
Net sales:
Americas:
  Unaffiliated customer sales.. $  46,601   $  38,878    $ 128,535   $ 115,954
  Geographic transfers.........    10,257       7,385       30,203      23,260
                                ----------  ----------   ----------  ----------
                                   56,858      46,263      158,738     139,214
                                ----------  ----------   ----------  ----------

Europe:
  Unaffiliated customer sales..    25,226      20,159       74,532      59,882
                                ----------  ----------   ----------  ----------
Asia Pacific:
  Unaffiliated customer sales..    10,897       8,837       33,119      25,161
                                ----------  ----------   ----------  ----------
Eliminations...................   (10,257)     (7,385)     (30,203)    (23,260)
                                ----------  ----------   ----------  ----------

                                $  82,724   $  67,874    $ 236,186   $ 200,997
                                ==========  ==========   ==========  ==========

                                 Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                ----------------------   ----------------------
                                      (unaudited)              (unaudited)
                                   1999        1998         1999        1998
                                ----------  ----------   ----------  ----------
Operating income:
Americas....................... $  12,487   $  11,100    $  35,682   $  34,583
Europe.........................     8,641       6,714       26,111      19,659
Asia Pacific...................     4,846       3,783       15,694       9,875
Unallocated:
Research and development
expenses.......................   (13,133)     (9,603)     (33,597)    (26,306)
                                ----------  ----------   ----------  ----------
                                $  12,841   $  11,994    $  43,890   $  37,811
                                ==========  ==========   ==========  ==========


                                September 30,   December 31,
                                     1999           1998
                                 (unaudited)
                                -------------   ------------
Identifiable assets:
Americas.......................  $   239,457     $  204,215
Europe.........................       35,101         29,978
Asia Pacific...................       22,917         15,593
                                =============   ============
                                 $   297,475     $  249,786
                                =============   ============

NOTE 7 - Acquisition

On August 31, 1999, the Company acquired all of the issued and outstanding shares of common stock of GfS Systemtechnik GmbH and related companies. The acquisition was accounted for as a purchase. The Company recorded a $2.1 million pre-tax charge against earnings during the third quarter of 1999 for the write-off of in-process GfS research and development technology that had not reached the working model stage. If this charge had not been taken, net income for the quarter ended September 30, 1999 would have been $11.4 million or $0.22 per share-diluted and net income for the nine months ended September 30, 1999 would have been $32.7 million or $0.63 per share-diluted. The Company also recorded $1.1 million of capitalized software development costs and $7.6 million of goodwill related to the acquisition, which are included in intangibles and other assets and are being amortized on a straight line basis over 5 years, and 10 years, respectively.

On August 17, 1998, the Company acquired all of the issued and outstanding shares of common stock of DATALOG GmbH/DASYtec GmbH (Datalog) and related subsidiaries for an aggregate purchase price of approximately $2.2 million. The Company amortized $750,000 of the purchased software during the third quarter of 1998. This amortization period was utilized due to the nature of this technology and timing of the revenue streams associated with it. If this charge had not been taken, net income for the quarter ended September 30, 1998 would have been $9.0 million or $0.18 per share-diluted and net income for the nine months ended September 30, 1998 would have been $27.1 million or $0.53 per share-diluted.

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

Results of Operations

     The following table sets forth, for the periods  indicated,  the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
consolidated statements of income:

                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                  ----------------------  ----------------------
                                     1999        1998        1999        1998
                                  ----------  ----------  ----------  ----------
Net sales:
   Americas                          56.3%       57.6%       54.4%       57.8%
   Europe                            30.5        29.7        31.6        29.8
   Asia Pacific                      13.2        12.7        14.0        12.4
                                  ----------  ----------  ----------  ----------
   Consolidated net sales           100.0       100.0       100.0       100.0
Cost of sales                        23.6        24.0        23.1        23.9
                                  ----------  ----------  ----------  ----------
   Gross profit                      76.4        76.0        76.9        76.1
                                  ----------  ----------  ----------  ----------
Operating expenses:
   Sales and marketing               37.4        36.8        36.7        36.8
   Research and development          15.9        14.1        14.2        13.1
   General and administrative         7.5         7.4         7.4         7.4
                                  ----------  ----------  ----------  ----------
   Total operating expenses          60.8        58.3        58.3        57.3
                                  ----------  ----------  ----------  ----------
     Operating income                15.6        17.7        18.6        18.8
Other income (expense):
   Interest income, net               1.4         1.0         1.2         1.0
   Net foreign exchange
   gain/(loss) and other              0.7         0.1        (0.1)       (0.1)
                                  ----------  ----------  ----------  ----------
     Income before income taxes
     and cumulative effect of
     accounting change               17.7        18.8        19.7        19.7
Provision for income taxes            5.7         6.2         6.3         6.5
                                  ----------  ----------  ----------  ----------

Income before cumulative effect
of accounting change                 12.0        12.6        13.4        13.2
Cumulative effect of accounting
change, net of tax                   --          --          (0.2)       --
                                  ==========  ==========  ==========  ==========
   Net income                        12.0%       12.6%       13.2%       13.2%
                                  ==========  ==========  ==========  ==========

     Net Sales. Consolidated net sales increased by $14.9 million or 21.9% for the three months ended September 30, 1999 to $82.7 million from $67.9 million for the three months ended September 30, 1998, and increased $35.2 million or 17.5% to $236.2 million for the nine months ended September 30, 1999 from $201.0 million for the comparable period in the prior year. The increase in sales is primarily attributable to the introduction of new and upgraded products and increased marketing efforts. North American sales in the third quarter of 1999 increased by 19.9% over the third quarter of 1998 and North American sales for the nine months ended September 30, 1999 increased 10.9% from the nine months ended September 30, 1998. The Company believes its improved growth rate for North American sales is primarily attributable to the growth in new products and the continued general recovery in the test and measurement market.

     International sales as a percentage of consolidated sales for the quarter and nine months ended September 30, 1999 increased to 43.7% from 42.4% and to 45.6% from 42.2% over the comparable 1998 periods as a result of strong European and Asian sales. Compared to 1998, the Company's European sales increased by 25.1% to $25.2 million for the quarter ended September 30, 1999 and by 24.5% to $74.5 million for the nine months ended September 30, 1999. Sales in Asia Pacific increased by 23.3% to $10.9 million for the quarter ended September 30, 1999 compared to 1998 and increased 31.6% to $33.1 million for the nine months ended September 30, 1999 compared to the same period in 1998. The Company believes its strong growth rate for Asia Pacific sales is primarily attributable to the introduction of new and upgraded products and to the improved economy in the Asia Pacific region. The Company expects sales outside of North America to continue to represent a significant portion of its revenue.

     The Company's international sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risk of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. Sales made by the Company's direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the US dollar equivalent of these sales is affected by changes in the weighted average value of the US dollar. This weighted average is calculated as the percentage change in the value of the currency relative to the US dollar, multiplied by the proportion of international sales recorded in the particular currency. Between the third quarter of 1998 and the third quarter of 1999 the weighted value of the US dollar decreased by 1.2%, causing an equivalent increase in the US dollar value of the Company's foreign currency sales and expenses. If the weighted average value of the US dollar in the third quarter of 1999 had been the same as that in the third quarter of 1998, the Company's sales for the third quarter of 1999 would have been $82.3 million, a 21% increase over the third quarter of 1998. This effect is 0.5% of consolidated net sales in the aggregate. European sales for the third quarter of 1999 would have been $25.8 million, a 28% increase in third quarter 1999 sales over third quarter 1998. Asia Pacific sales for the third quarter of 1999 would have been $9.8 million, an 11% increase in third quarter 1999 sales over third quarter 1998 sales. If the weighted average value of the dollar in the nine months ended September 30, 1999 had been the same as that in the nine months ended September 30, 1998, the Company's year-to-date sales would have been $231.8 million, a 15% increase in year-to-date sales over 1998 sales. Since most of the Company's international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing operating expenses $1.5 million for the nine months ended September 30, 1999 and by $132,000 for the quarter ended September 30, 1999.

     Gross Profit. As a percentage of net sales, gross profit increased to 76.4% for the third quarter of 1999 from 76.0% for the third quarter of 1998 and increased to 76.9% for the first nine months of 1999 from 76.1% for the comparable period a year ago. The increase in margin for both the third quarter and the nine months ended September 30, 1999 compared to the prior year periods is attributable to increased sales of products with higher gross margins and increased leveraging of fixed manufacturing expenses.

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

     Sales and Marketing. Sales and marketing expenses for the third quarter of 1999 increased to $31.0 million, a 24.1% increase, as compared to the third quarter of 1998, and increased 17.1% to $86.7 million for the first nine months of 1999 from the comparable 1998 period. As a percentage of net sales, sales and marketing expenses were 37.4% and 36.8% for the quarters ended September 30, 1999 and 1998, respectively, and 36.7% and 36.8% for the nine months ended September 30, 1999 and 1998, respectively. The increase in these expenses in absolute dollar amounts is primarily attributable to increased advertising, personnel, sales and marketing seminars, tradeshows, and other marketing activities. Sales and marketing personnel increased from 724 at September 30, 1998 to 866 at September 30, 1999. The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on new recruiting, initial and on-going marketing and advertising campaign costs associated with major new product releases and entry into new market areas, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

     Research and Development. Research and development expenses increased to $13.1 million for the quarter ended September 30, 1999, a 36.8% increase, as compared to $9.6 million for the three months ended September 30, 1998, and increased 27.7% to $33.6 million for the nine months ended September 30, 1999 from the comparable 1998 period. As a percentage of net sales, research and development expenses represented 15.9% and 14.1% for the third quarters ended September 30, 1999 and 1998, respectively, and 14.2% and 13.1% for the nine months ended September 30, 1999 and 1998, respectively. The above comparisons include charges of $2.1 million and $750,000 related to acquisitions for the third quarter of 1999 and 1998, respectively. Excluding the effects of these charges, the increase in research and development costs is mainly due to increases in personnel costs from increased hiring, including increases in intern personnel expenses to support the Company's increased recruiting efforts. Research and development personnel increased from 393 at September 30, 1998 to 448 at September 30, 1999. The Company believes that a significant, on-going investment in research and development is required to remain competitive.

     The Company capitalizes software development costs in accordance with the SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company amortizes such costs over the related product's estimated economic useful life, generally three years, beginning when a product becomes available for general release. Amortization expense totaled $500,000 and $544,000 for the quarters ended September 30, 1999 and 1998, respectively, and $1.6 million and $1.5 million during the nine months ended September 30, 1999 and 1998, respectively. Excluding amounts capitalized related to new acquisitions, software development costs capitalized were $731,000 and $84,000 for the quarters ended September 30, 1999 and 1998, respectively, and $1.3 million and $1.2 million for the first nine months of 1999 and 1998, respectively. Amounts capitalized relating to acquisitions during the third quarters of 1999 and 1998 were $1.1 million for GfS and $367,000 for Datalog, respectively. The amounts capitalized in the third quarter and first nine months of 1999 include amounts related to LabVIEW 5.1, Lookout 4.0, NI DAQ 6.6, and IMAQ Vision 5.0.

     General and Administrative. General and administrative expenses for the third quarter ended September 30, 1999 increased 23.9% to $6.2 million from $5.0 million for the comparable prior year period. For the first nine months of 1999, general and administrative expenses increased 16.5% to $17.4 million from $14.9 million for the first nine months of 1998. As a percentage of net sales, general and administrative expenses increased to 7.5% for the quarter ended September 30, 1999 from 7.4% for the third quarter of 1998. During the first nine months of 1999, general and administrative expenses as a percentage of sales remained unchanged at 7.4% versus the comparable prior year period. The Company's general and administrative expense increased in absolute dollars mainly due to additional personnel. The Company expects that general and administrative expense in future periods will increase in absolute amounts and will fluctuate as a percentage of net sales.

     Interest Income, Net. Net interest income in the third quarter of 1999 increased to $1.2 million from $651,000 in the third quarter of 1998 and increased to $2.9 million from $2.1 million for the first nine months of 1999 and 1998. Net interest income has represented approximately one percent of net sales. The increase in net interest income is due to increased investment balances and decreased bank borrowings.

     Net Foreign Exchange Gain (Loss). Net foreign exchange gains recognized in the third quarter of 1999 were $646,000 compared to net foreign exchange gains of $82,000 recognized in the third quarter of 1998. Net foreign exchange losses of $599,000 were recognized for the first nine months of 1999 compared to $259,000 for the first nine months of 1998. Foreign exchange gains and losses are attributable to movements between the US dollar and the local currencies in countries in which the Company's sales subsidiaries are located. The increase in net foreign exchange losses recognized in the first nine months of 1999 is mainly due to the weakening of the euro and pound sterling against the US dollar as compared to the comparable period in 1998. The Company recognizes the local currency as the functional currency of its international subsidiaries. To minimize this foreign currency risk, the Company engages in hedging activities by utilizing foreign currency forward exchange and option contracts.

     The Company utilizes foreign currency forward exchange contracts against a majority of its foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. The Company typically limits the duration of its forward contracts to 90 days.

     The Company utilizes foreign currency forward exchange contracts and foreign currency purchased option contracts in order to reduce its exposure to fluctuations in future net foreign currency cash flows. The Company's policy allows for the purchase of these contracts for up to 80% of its risk and limits the duration of these contracts to 24 months. It also requires that the foreign currency purchased option contracts be purchased 5% "out-of-the-money." As a result, the Company's hedging activities only partially address its risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. The Company does not enter into contracts for speculative purposes. The Company's hedging strategy has reduced the foreign exchange gains recorded by $1.6 million during the quarter ended September 30, 1999, and reduced the foreign exchange losses recorded by $1.5 million for the nine months ended September 30, 1999.

     Effective January 1, 1999, the Company elected to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." (See Note 5 of Notes to Consolidated Financial Statements.)

     Provision for Income Taxes. The provision for income taxes reflects an effective tax rate of 32% and 33% for the three and nine months ended September 30, 1999 and 1998, respectively. The decrease in the effective rate resulted from income tax benefits attributable to the Company's foreign sales corporation and a change in the mix of income among taxing jurisdictions. As of September
30, 1999, ten of the Company's subsidiaries had available, for income tax purposes, foreign net operating loss carryforwards of approximately $4.3 million, of which $3.2 million expires between 2000 and 2009. The remaining $1.1 million of loss carryforwards may be carried forward indefinitely to offset future taxable income in the related tax jurisdictions.

Liquidity and Capital Resources

     The Company is currently financing its operations and capital expenditures through cash flow from operations. At September 30, 1999, the Company had working capital of approximately $156.5 million compared to $133.5 million at December 31, 1998.

     Accounts receivable increased to $53.9 million at September 30, 1999 from $45.6 million at December 31, 1998. Days sales outstanding increased to 59 at September 30, 1999 from 57 at December 31, 1998. Consolidated inventory balances increased to $20.7 million at September 30, 1999 from $16.5 million at December 31, 1998. Inventory turns of 3.8 represent a slight decrease from turns of 4.2 at December 31, 1998. Cash used in the first nine months of 1999 for the purchase of the property and equipment totaled $7.0 million and for the capitalization of software development costs totaled $1.3 million.

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances, internally generated funds, and financing arrangements with its current financial institutions. The Company has a $28.5 million credit agreement with NationsBank of Texas, N.A. which consists of a $20.0 million revolving line of credit and an $8.5 million manufacturing facility loan. As of September 30, 1999, the Company had no outstanding balance on the revolving line of credit and a balance of $4.5 million on the manufacturing facility loan. The revolving line of credit expires December 31, 1999. The Company's credit agreements contain certain financial covenants and restrictions as to various matters, including the banks prior approval of significant mergers and acquisitions. Borrowings under the line of credit are collateralized by substantially all of the Company's assets.

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

     Foreign Currency Hedging Activities. The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on the Company's earnings and cash flow. Accordingly, the Company utilizes purchased foreign currency option contracts and forward exchange contracts to hedge its exposure of anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. The Company monitors its foreign exchange exposures regularly to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position. Based on the foreign exchange instruments outstanding at September 30, 1999, an adverse change (defined as 20% in certain Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in income before taxes of less than $29.0 million. Additionally, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, management believes that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure.

     Short-term Investments. The fair value of the Company's investments in marketable securities at September 30, 1999 was $66.6 million. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies the marketable securities portfolio by investing in multiple types of investment-grade securities. The Company's investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on the Company's investment portfolio and interest rates at September 30, 1999, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of less than $350,000, respectively, in the fair value of the investment portfolio, which is not significantly different from December 31, 1998. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

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

     Operation in Intensely Competitive Markets. The markets in which the Company operates are characterized by intense competition from numerous competitors, and the Company expects to face further competition from new market entrants in the future. A key competitor is Agilent, the former measurement business division of Hewlett-Packard Company, which has been the leading supplier of traditional instrumentation solutions for decades. Although Agilent offers its own line of instrument controllers, Agilent also offers hardware and software add-on products for third-party desktop computers and workstations that provide solutions that directly compete with the Company's virtual instrumentation products. Agilent is aggressively advertising and marketing products that are competitive with the Company's products. Because of Agilent's strong position in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse effect on the Company's operating results.

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

     Management Information Systems. The Company relies on three primary regional centers for its management information systems. It is possible that one or more of the Company's three regional information systems could experience a complete or partial shutdown. If such a shutdown occurred it could impact the Company's product shipments and revenues as product distribution is heavily dependent on the integrated management information systems in each region. Accordingly, operating results in that quarter would be adversely impacted.

     Impact of Year 2000. Like many other companies, the Year 2000 computer issue creates risks for the Company. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. A related issue which could also lead to incorrect calculations or failures is that the Year 2000 is a leap year. To address these Year 2000 issues with its internal systems, the Company has initiated a comprehensive program, which is designed to deal with the most critical systems first. These activities are intended to encompass all major categories of systems in use by the Company, including network and communications infrastructure, manufacturing, research and development, facilities management, sales, finance and human resources. The Company's manufacturing equipment and systems are highly automated, incorporating PCs, embedded processors and related software to control activity scheduling, inventory tracking and manufacturing. As of September 1999, the majority of the Company's critical and priority manufacturing systems and non-manufacturing systems were determined to be already Year 2000 capable, or replacements, changes, upgrades or workarounds have been determined and tested. These replacements, changes and upgrades may not yet have been deployed.

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

     A Year 2000 Readiness Disclosure Statement is available at the National Instruments web site. Information on the Company's web site is provided to customers for the sole purpose of assisting in planning for the transition to the Year 2000. No assurances can be made that problems will not arise such as customer problems with software programs, operating systems or hardware that disrupt their use of the Company's products. There can be no assurances that such disruption would not negatively impact costs and revenues in future years.

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

     The Company believes that its most likely worst case Year 2000 scenarios would relate to problems with the systems of third parties rather than with the Company's internal systems or its products. It is clear that the Company has the least ability to assess and remediate the Year 2000 problems of third parties and the Company believes the risks are greatest with infrastructure (e.g., electricity supply, water and sewer service), telecommunications, transportation supply chains and cricital suppliers of materials.

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

     The Company currently expects that the total cost of these programs, including both incremental spending and redeployment of resources, will not exceed $3.7 million. Approximately $3.4 million has been spent on the programs to date. No significant internal systems projects are being deferred due to the Year 2000 program efforts. The estimated costs do not include any potential costs related to customer or other claims, or potential amounts related to executing contingency plans, such as costs incurred on account of an infrastructure or supplier failure. The Company has adequate general corporate funds with which to pay for the programs' expected costs. All expected costs are based on the current assessment of the programs and are subject to change as the programs progress.

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

     Proprietary Rights and Intellectual Property Litigation. The Company's success depends in part on its ability to obtain and maintain patents and other proprietary rights relative to the technologies used in its principal products. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may have in the past infringed or violated certain of the Company's intellectual property rights. The Company is currently litigating two complaints in federal court alleging patent infringement by the products of two separate defendants. As is typical in the industry, the Company from time to time may be notified that it is infringing certain patent or intellectual property rights of others. While no actions are currently pending against the Company, there can be no assurance that litigation will not be initiated in the future which may cause significant litigation expense, liability and a diversion of management's attention which may have a material adverse affect on results of operations.

     Dependence on Key Management and Technical Personnel. The Company's success depends to a significant degree upon the continued contributions of its key management, sales, marketing, research and development and operational personnel, including Dr. Truchard, Mr. Kodosky and other members of senior management and key technical personnel. The Company has no agreements providing for the employment of any of its key employees for any fixed term and the Company's key employees may voluntarily terminate their employment with the Company at any time. The loss of the services of one or more of the Company's key employees in the future could have a material adverse affect on operating results. The Company also believes its future success will depend in large part upon its ability to attract and retain additional highly skilled management, technical, marketing, research and development and operational personnel with experience in managing large and rapidly changing companies as well as training, motivating and supervising the employees. In addition, the recruiting environment for software engineering, sales and other technical professionals is very competitive. Competition for qualified software engineers is particularly intense and is likely to result in increased personnel costs. Failure to attract or retain qualified software engineers could have an adverse effect on the
Company's operating results. The Company also recruits and employs foreign nationals to achieve its hiring goals primarily for entry-level engineering and software positions. There can be no guarantee that the Company will continue to be able to recruit foreign nationals to the current degree if government requirements for temporary and permanent residence become increasingly restrictive. These factors further intensify competition for key personnel, and there can be no assurance that the Company will be successful in retaining its existing key personnel or attracting and retaining additional key personnel. Failure to attract and retain a sufficient number of technical personnel could have a material adverse effect on the results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Response to this item is included in "Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations - Market Risk" above.

PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

          (11.1) Computation of Earnings Per Share

(b)   Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

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





Dated:  November 15, 1999

                       NATIONAL INSTRUMENTS CORPORATION

                                INDEX TO EXHIBITS



      Exhibit No.                   Description                     Page

          11.1           Statement Regarding Computation             22
                         of Earnings per Share