Form 10-K
period 1999-12-31
NATIONAL INSTRUMENTS CORP /DE/
filed 2000-03-23
CIK 935494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
|X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended:  December 31, 1999
                                       OR
|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                        Identification Number)
--------------------------------------------------------------------------------
  11500 North MoPac Expressway,
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

      The aggregate market value of voting stock held by non-affiliates of the registrant at the close of business on February 22, 2000, was $1,050,618,097 based upon the last sales price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant as of December 31, 1999 have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

      At the close of business on February 22, 2000, registrant had outstanding 50,112,483 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part I and Part III incorporate certain information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 9, 2000 (the "Proxy Statement").

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

ITEM 1.   BUSINESS

      National Instruments Corporation (the "Company" or "National Instruments") is a leading supplier of computer-based instrumentation hardware and software products that engineers and scientists use in a wide range of industries. These industries are spread across a large and diverse market for test and measurement ("T&M") and industrial automation ("IA") applications. The Company provides flexible application software and modular, multifunction hardware that users combine with industry-standard computers, networks and the Internet to create computer-based measurement and automation systems, which the Company also refers to as "virtual instruments."

      A virtual instrument is a user-defined measurement and automation system that consists of an industry standard computer or workstation equipped with the Company's user-friendly application software, cost-effective hardware and driver software. Virtual instrumentation represents a fundamental shift from traditional hardware-centered instrumentation systems to software-centered systems that exploit the computational, display, productivity and connectivity capabilities of computers, networks and the Internet. Because virtual instruments exploit these computation, connectivity, and display capabilities, users can define and change the functionality of their instruments, rather than being restricted by fixed-functions imposed by traditional instrument vendors. The Company's products empower users to monitor and control traditional instruments, create innovative computer-based systems that can replace traditional instruments at a lower cost, and develop systems that integrate measurement functionality with industrial automation. The Company believes that giving users flexibility to create their own user-defined virtual instruments for an increasing number of applications in a wide variety of industries, and making such computer-based instruments portable between computers, operating systems, and via the Internet shortens system development time and reduces both short- and long-term costs of developing, owning and operating measurement and automation systems, and improves efficiency and precision of applications spanning research, design, production and service.

      The Company is based in Austin, Texas and was incorporated under the laws of the State of Texas in May 1976 and was reincorporated in Delaware in June 1994. On March 13, 1995, the Company completed an initial public offering of shares of its Common Stock. The Company's Common Stock, $0.01 par value, is quoted on the NASDAQ National Market System under the trading symbol NATI.

Industry Background

     Engineers and scientists have long used instruments to observe, better understand and manage the real-world phenomena, events and processes related to their industries or areas of expertise. Instruments measure and control electrical signals, such as voltage, current and power, and physical phenomena, such as temperature, pressure, speed, flow, volume, torque and vibration. Common instruments include voltmeters, signal generators, oscilloscopes, dataloggers, spectrum analyzers, cameras, and temperature and pressure monitors and controllers. Instruments generally perform three basic functions: data acquisition and control; data analysis; and presentation of results. Instruments are used pervasively in research, education, manufacturing and service applications in numerous fields including electronics, automotive, aerospace, telecommunications, medical research and pharmaceutical, semiconductor and petrochemical.

      Instruments and systems are used to facilitate research as well as product design, production and service. In research and development settings, scientists and engineers use instruments and systems to collect and analyze experimental data and simulate manufacturing processes or techniques. In manufacturing environments, engineers use instruments and systems to test and verify the proper operation of the products being manufactured and to monitor and control the manufacturing machines and processes. In service contexts, instruments and systems are used to monitor, troubleshoot and repair products and processes.

      Traditional Instrument Applications for Measurement and Automation

      Instrument applications can be generally categorized as either T&M or IA. T&M applications generally involve testing during the design, manufacture and service of a wide variety of products. IA applications generally involve automating the machinery and processes used in the production and distribution of a wide variety of products and materials.

     A typical T&M instrument is a stand-alone unit that has input, output and analysis capabilities; knobs, switches and push buttons for user operation; and gauges, meters or other displays for visual data presentation. Traditionally, most T&M instruments were vendor-defined, fixed-function devices designed to address specific applications. As a result, users had limited flexibility to adapt their instruments to changing requirements. In the 1960's, vendors began to incorporate integrated circuits, including programmable microcontrollers, to increase instrument flexibility. In the mid-1970's, the General Purpose Interface Bus ("GPIB" or "IEEE 488") was developed as a standard interface to connect instruments to external computers. The first computer controllers for GPIB instruments were based on proprietary hardware architectures. In the later 1970's, some minicomputers with general purpose but complex operating systems were equipped for GPIB instrument control. In the early 1980's, personal computers with limited processing power equipped with MS-DOS, a standard, character-based operating system, began replacing minicomputers as the preferred platforms for instrument control applications. In the 1990s, personal computers with Windows operating systems and graphics-based application software grew in popularity and became the dominant platforms for instrument control applications.

     IA systems have long included mechanical devices, analog gauges and meters, and since the 1960's, have also included electronic instruments such as data loggers and strip chart recorders. In the 1970's, programmable logic controllers ("PLCs"), special-purpose, proprietary stand-alone industrial computers, were introduced and were used primarily for "discrete" manufacturing applications such as automobile assembly. PLCs have traditionally had primitive operator interface panels incorporating buttons, lights and indicators. In parallel, sophisticated instrumentation systems called distributed control systems ("DCSs") were also adopted to provide computer control of large-scale continuous processes, such as those found in oil refineries. DCSs integrated a variety of sensors and control elements using both analog and digital connections, all controlled by a central computer running proprietary software. In the mid-1980's, when industrial PC-based IA systems came into use, another approach became available. These early PC-based systems generally ran proprietary, vendor-defined software and incorporated plug-in data acquisition boards or interfaced to PLCs. In the 1990's, Ethernet networks grew in popularity as a standard for connectivity between IA devices, instruments, and systems, and personal computers with high speed processors running Windows based operating systems and graphics-based application software grew in popularity as platforms for supervision and control of IA systems and applications.

      Limitations of Traditional Approaches to Instrumentation

      Instruments and systems for both T&M and IA applications have historically shared common limitations, including: fixed, vendor-defined functionality; proprietary, closed architectures that were generally difficult to program and integrate with other systems; and inflexible operator interfaces that were usually cumbersome to operate and change. These problems have been further complicated in IA applications because specialized data transfer and communications standards have not evolved rapidly or been widely adopted. For example, PLCs, while greatly improving control of individual processes, created multiple "islands of information" that were generally unable to communicate or share data with other systems throughout the manufacturing enterprise. Furthermore, proprietary instrumentation systems have traditionally been very expensive, with IA system prices ranging as high as several million dollars and T&M instrumentation system prices often ranging in the hundreds of thousands of dollars. In addition, the limitations on programmability of traditional systems means that adopting these systems to changing requirements is both expensive and time consuming, and users are often required to purchase multiple single-purpose instruments.

      Although desktop computers in the 1980's typically were based on open architectures, until the 1990's they have lacked higher-level application software development tools and intuitive graphical user interfaces ("GUIs"). Consequently, the process of creating intuitive operator interface and control panels was difficult and expensive. These early desktop computers also lacked the power to rapidly process and analyze the volume of data characteristic of many high data rate T&M and IA applications. In addition, desktop computers were difficult to network reliably until standard network operating systems evolved late in the decade. For all of these reasons, users and vendors were relatively slow to incorporate desktop computers in their instrumentation systems.

      In the 1990's, desktop and portable computers improved significantly in data and graphics processing power, storage and communication capabilities, user-friendliness and reliability. Nevertheless, users accustomed to the flexibility, efficiency, power and open architecture of these later-generation computers, and the highly evolved application software available for business computing needs, have been generally frustrated in their efforts to integrate these computers into instrumentation solutions. Standard desktop computers were not equipped with the hardware connections required to control many types of instruments and lacked instrumentation-specific application development tools, including GUI development environments. Neither standard programming languages such as C/ C++ and Visual Basic, nor operating systems such as Windows, Linux and UNIX, are "measurement aware." Without the aid of instrumentation-specific software to facilitate the integration of various instrumentation system capabilities and components, engineers and scientists could not easily utilize the full potential of computers, networks and the Internet to meet their measurement and automation requirements.

The Company's Approach to Measurement and Automation

     The Company pioneered a new computer-based approach to measurement and automation called virtual instrumentation in 1986 when it introduced its LabVIEW application software, which is a graphical programming environment that empowers users to easily build their own computer-based instruments and systems to meet their specific measurement and automation needs. While a traditional instrument bundles the data acquisition, analysis and presentation functions in a single, stand-alone unit, a "virtual instrument" consists of an industry standard computer or workstation equipped with the Company's user-friendly application software, cost-effective hardware and driver software that together perform the functions of instruments. By unbundling the key instrumentation functions, virtual instruments represent a fundamental shift from hardware-centered instrumentation systems to software-centered systems that exploit the computational, display, productivity and connectivity capabilities of computers, networks and the Internet. The Company's application software products give users the power and flexibility to define, implement, modify and control the core data acquisition, analysis, and presentation functions of instruments with their computer. Users can mix and match their choice of the Company's DAQ, GPIB, VXI, PXI, image acquisition, motion control or industrial communications products to create virtual instrumentation systems that meet their specific instrumentation needs. The Company's products empower users to monitor and control instruments, create innovative computer-based systems that can replace instruments at a lower cost, and integrate measurement functionality with industrial automation to improve efficiency and precision of applications spanning research, design, production and service. Because much of the instrumentation functionality resides in the software, in a significant sense, the software is the instrument.

User Benefits

      Compared with traditional solutions, the Company believes its products and
computer-based,   virtual   instrumentation   approach   provide  the  following
significant customer benefits:

      Performance, Ease-of-Use and Efficiency

      The Company's virtual instrument application software brings the power and ease-of-use of computers, networks and the Internet to the instrumentation market. With features such as graphical programming, automatic code generation capabilities, graphical tools libraries, ready-to-use example programs and libraries of specific instrumentation functions, users can quickly build a virtual instrument system that meets their individual application needs. For example, a user may build the data acquisition and analysis functions of an instrument by selecting and connecting icons representing particular instrumentation functions and may customize the display on the computer's monitor to reflect the desired presentation. With faster time to solution, users have more time to optimize system functionality and performance, and can devote more time to their core work rather than to programming instruments. In addition, the continuous improvement in performance of PCs and the Internet, which are the core platform for the Company's approach, result in direct performance benefits for virtual instrument users in the form of faster execution for software-based measurement and automation applications, resulting in shorter test times and faster automation, and higher manufacturing throughput.

      Modularity, Reusability and Reconfigurability

      The Company's products include reusable hardware and software modules that offer considerable flexibility in configuring systems. This ability to reuse and reconfigure instrument systems allows users to reduce development time and maximize efficiency by eliminating duplicated programming efforts and to quickly adapt their instruments to new and changing needs. In addition, these features help protect both hardware and software investments against obsolescence.

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

      Network and Integrate with Customers' Computing Environments

      The Company's products facilitate connectivity of measurement and automation systems with the enterprise by utilizing industry communication standards such as the Web, Ethernet and TCP/IP. The Company's products provide integrated Web support, data and file transfer between computers, distributed access to databases and remote test and measurement and process monitoring capabilities. In addition, the Company's products are also compatible with a wide variety of familiar, easy-to-use software applications such as word processors, spreadsheets, Web browsers, and databases. In many cases, a single computer or workstation can serve both the instrumentation and general purpose computing needs of scientists and engineers.

      Large User Base

      The Company supports and encourages the sharing of ideas, derived software libraries and modules among its broad user base through its NI.com Web site, user groups, newsletters, conferences and seminars. This large base of users stimulates the expansion of the Company's network of approximately 600 third party system integrators and consultants, who can save users time and money by providing value-added expertise, software programs and integration of systems for use with the Company's products.

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

Strategy

      The Company's objective is to be a leading supplier of computer-based virtual instrumentation products and solutions to engineers, scientists and others in both T&M and IA applications. To achieve this objective, the Company is pursuing a strategy that includes the following elements:

      Expand Broad Customer Base

      Serve A Large and Diverse Market. The Company's products and services are designed to serve a broad customer base across many industries that require T&M and IA applications. The Company defines product features and capabilities by working closely with technically sophisticated customers in each of these industries and seeks to achieve high unit volumes by selling these same products to a large base of customers with diverse measurement and automation needs.

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

      Provide Worldwide Marketing and Distribution. The Company uses multiple coordinated distribution channels in its major world markets. The Company devotes significant resources to direct sales activities in the United States and in key international markets. In addition to its direct sales channel, the Company's other distribution channels include distributors, OEMs, VARs and systems integrators and consultants. By using this broad range of channels, the Company seeks to develop and maintain relations with its customers and prospects and to provide the levels of support, training and education required by the market. To address the range of sales opportunities, the Company expects to continue to pursue value-added sales channels through formal relationships with OEMs, VARs, consultants or other third parties when such relationships can add significant value to its products or revenues. The Company intends to expand each of these distribution networks to take advantage of market opportunities.

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

      Provide Comprehensive Customer Support and Education. The Company's sales and marketing engineers have the technical expertise necessary to understand customers' instrumentation application needs and work with them to identify cost-effective solutions using the virtual instrumentation approach. The Company also offers comprehensive customer support, including technical support via the NI.com Web site, electronic mail, bulletin boards, fax and telephone, newsletters, warranty service and repair, upgrade programs, free and paid seminars and technical classes. In 1999 the Company continued to invest heavily to leverage the Web for customer support. Through the Company's NI.com Web site, customers have access to a growing range of support options to solve their own problems directly over the Web, including software downloads, upgrades and bug fixes, automated product configuration tools, knowledge databases of common questions and answers, live Web chat capabilities, and discussion forums.

      Deliver Long-Term Compatibility. The Company emphasizes consistency in the implementation of its products across different platforms and strives to maintain a high degree of backward compatibility between existing and new products, engendering a high degree of customer loyalty.

      Leverage External and Internal Technology

      Leverage  Generally  Available  Technology.   The  Company  leverages  the
research and development efforts of vendors of personal computers and workstations, operating systems, programming languages and software development tools, and their suppliers. These technologies are combined with the Company's products to achieve advanced solutions at a lower development cost. By integrating Web capabilities directly in its software and hardware products, the Company's products allow users of its virtual instrument approach to easily distribute measurement and automation capabilities throughout factories and around the world, and easily integrate measurement and automation data throughout their organization and across the enterprise.

     Support Open Architecture on Multiple Platforms. The Company approaches the market with an open architecture so users have the flexibility to combine the Company's products with those from instrument suppliers, computer vendors and competitors.

      Leverage Core Technologies. The Company designs proprietary ASICs to optimize performance and reduce production costs. The Company utilizes these ASICs and its other internally developed hardware and software components in multiple products to achieve consistency and compatibility between products.

      Develop and Support Industry Standards. The Company actively participates in efforts to standardize key technologies by participating in industry consortia and serving on standards committees, such as IEEE 488, VXI, Compact PCI, PXI, PICmg, the Interchangeable Virtual Instrumentation Foundation, also called IVI, Foundation Fieldbus, OPC, and ASAM, a new automotive measurement standard. The Company's ongoing strategy is to conform its products to established and emerging standards in both the general computer and the instrumentation industries.

Products and Technology

      The Company offers an extensive line of hundreds of computer-based products. Engineers, scientists and other users involved in T&M and IA applications can use these products with computers, networks and the Internet to develop customer-defined virtual instrument solutions. The Company's products consist of application software, and hardware components together with related driver software. In T&M applications, the Company's products can be used to monitor and control traditional instruments or to create computer-based instruments that can replace the traditional instruments. In IA applications, the Company's products can be used in the same ways as in T&M and can also be used to integrate measurement functionality with process automation capabilities. The Company's products are designed to work either in an integrated solution or separately. The Company believes that the flexibility, functionality and ease of use of its application software promotes sales of the Company's other software and hardware products. There are many books available on the Company's technology in English, German, French and other languages.

      Application Software

      The Company's application software products include both instrumentation and automation software. The Company believes that application software is playing an increasingly important role in the development of computer-based instruments and systems in measurement and automation applications. The Company's application software products leverage the increasing capability of computers, networks and the Internet for data analysis, connectivity and presentation power to bring increasing efficiency and precision to measurement and automation applications. The Company's instrumentation software products include LabVIEW, LabWindows/CVI, ComponentWorks, Measure, Virtual Bench, TestStand, DIAdem and DASYLab. The Company's automation software products include BridgeVIEW and Lookout. All of the Company's application software products are highly integrated with the Company's hardware/driver software.

      Instrumentation Software

     The  Company   offers  a  variety  of  software   products  for  developing
instrumentation applications to meet the different programming and computer preferences of its customers. LabVIEW, LabWindows/CVI and ComponentWorks are programming environments with which users can develop GUIs, control instruments and acquire, analyze and present data. With these software products, users can design custom virtual instruments by creating a GUI on the computer screen through which they operate the actual program and control selected hardware. Users can customize front panels with knobs, buttons, dials and graphs to emulate control panels of instruments or add custom graphics to visually represent the control and operation of processes. LabVIEW and LabWindows/CVI also have ready-to-use libraries for controlling hundreds of programmable instruments, including serial, GPIB and VXI, the Company's plug-in DAQ boards and PXI/PCI computer-based instruments. ComponentWorks has libraries for controlling GPIB instruments and the Company's plug-in DAQ boards. Once created, virtual instruments can be modified or used as components of another program by the original developer or another user.

      The principal difference between these products is in the way users develop programs. With LabVIEW, users program graphically, developing application programs by connecting icons to create "block diagrams" which are natural design notations for scientists and engineers. LabVIEW is based on dataflow programming techniques invented and patented by the Company. LabWindows/CVI is designed for users who are more comfortable programming with the conventional, text-based language of C, and automatically generates and debugs code for instrumentation programs. ComponentWorks adds application-specific OLE or ActiveX controls and libraries to the Microsoft Visual Basic, Visual C++ and Borland Delphi development environments.

      The latest revisions of LabVIEW, LabWindows/CVI, and ComponentWorks software packages feature enhanced capabilities to allow users to more easily integrate the Web into their computer-based instrumentation applications. In addition, in 1999 the Company released LabVIEW Real Time and a new family of real-time data acquisition boards that allow users who have exceptional response requirements to reliably execute their applications even if the PC operating system crashes - solving a key objection some potential users have had in the past to using PC technology for embedded devices or for mission critical measurement and automation applications, and extending the range of applications for computer-based measurement and automation.

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

      The Company's instrumentation software products also include DASYLab and DIAdem. DASYLab is a schematic environment by which users can quickly configure simple DAQ applications using both the Company's and third-party DAQ boards. In 1999, the Company added DIAdem to its line of instrumentation software products. DIAdem is an easy to use, rapid development environment for data acquisition, monitoring, visualization, open and closed loop control, analysis, automation and documentation. DIAdem features extensive off-line analysis capabilities, including analysis functions specific to automotive test.

      The Company also offers a software product called TestStand targeted for T&M applications in a manufacturing environment. TestStand is a test management environment for organizing, controlling, and running automated production test systems on the factory floor. It also generates customized test reports and integrates product and test data across the customers' enterprise and across the Internet. TestStand manages tests that are written in LabVIEW, LabWindows/CVI, C and C++, and VisualBasic, so test engineers can easily share and re-use test code throughout their organization and from one product to the next. TestStand is a key element of the Company's strategy to broaden the reach of its application software products across the corporate enterprise.

      Automation Software

     The  Company's  Lookout and  BridgeVIEW  automation  software  products are targeted specifically for IA applications. Lookout is a non-programming solution. Lookout is a human machine interface/supervisory control and data acquisition ("HMI/SCADA") software product that requires no programming or script writing. Lookout provides a scalable architecture for applications ranging from HMIs to large, sophisticated SCADA applications. BridgeVIEW industrial automation software offers a new approach to automation. In the automation world, LabVIEW has been used for applications ranging from manufacturing execution systems (MES) in a frame plant to supervisory control of paper machines. BridgeVIEW builds on LabVIEW with tools tailored to IA systems.

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

      GPIB Interfaces/Driver Software. GPIB, also known as the IEEE 488 standard, has existed since 1975 and defines the protocol for transferring data between certain instruments and computers over an industry-standard cable. The computer must be equipped with a GPIB interface. Driver software controls the interface and the transfer of data between the instrument and the computer. GPIB is largely used in T&M applications.

      The Company began selling GPIB products in 1977 and is a leading supplier of GPIB interface boards and driver software to control traditional GPIB instruments. These traditional instruments are manufactured by a variety of third-party vendors and are used primarily in T&M applications. The Company's diverse portfolio of hardware and software products for GPIB instrument control is available for a wide range of computers, workstations and minicomputers. The Company's GPIB product line also includes products for portable computers such as a PCMCIA-GPIB interface card, and products for controlling GPIB instruments using the computer's standard parallel USB, IEEE 1394 (Firewire) and Ethernet ports.

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

      VXI Modules/Driver Software. VXI is an industry standard high-end instrumentation platform developed in 1987 through an industry consortium to take advantage of the computation, connectivity and display capabilities of desktop computers and workstations. With VXI, the physical size of multiple instrument systems can be decreased and communication between instruments and computers can be dramatically improved. Like GPIB, VXI is supported by a variety of traditional third-party instrument manufacturers and is largely used in T&M applications.

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

      The Company is a leading supplier of VXI computer controller hardware and the accompanying NI-VXI and NI-VISA driver software. The Company also offers a variety of VXI DAQ modules with NI-DAQ driver software, as well as LabVIEW, LabWindows/CVI and TestStand software products for VXI systems.

      DAQ Hardware/Driver Software. DAQ hardware and driver software products are "instruments on a board" that users can combine with sensors, signal conditioning hardware and software to acquire analog data and convert it into a digital format that can be accepted by a computer. The Company believes that computer-based DAQ products are typically a lower-cost solution than traditional instrumentation.

      The Company believes that applications suitable for automation with computer-based DAQ products are widespread throughout many industries, and that many systems currently using traditional instrumentation (either manual or computer-controlled) could be displaced by computer-based DAQ systems. The Company offers a range of computer-based DAQ products, including models for digital, analog and timing input-output, and for transferring data directly to a computer's random-access memory.

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

      PXI Modular Instrumentation. The Company's PXI modular instrument platform, which was introduced in 1997, is a desktop PC packaged in a small, rugged form factor with expansion slots and instrumentation extensions. It combines mainstream PC software and PCI hardware with advanced instrumentation capabilities designed in the VXI architecture. In essence, PXI is an instrumentation PC - delivering many of the benefits of VXI in a much smaller package and at much lower prices. The Company continues to expand its PXI product offerings with a variety of new modules, which address a wide variety T&M and IA applications. Also, PXI continues to gain acceptance as an open industry standard, with endorsements from over 50 suppliers.

     Machine Vision/Image Acquisition. In late 1996, the Company introduced its first image acquisition hardware. With the advanced technologies in personal computers and the Company's vision products, it is cost-effective for end-users to integrate vision into their T&M and IA applications. The Company's vision software is designed to work with many different environments, including LabVIEW, LabWindows/CVI, ComponentWorks and BridgeVIEW. Image acquisition is commonly used in applications for quality control of manufactured products.

      Motion Control. During 1997, the Company acquired technologies and assets that resulted in the addition of a line of motion control hardware, software and peripheral products. This intelligent PC-based motion control hardware is programmable from industry standard development environments including LabVIEW, LabWindows/CVI, and BridgeVIEW. The Company's software tools for motion are easily integrated with the Company's other product lines, allowing motion to be combined with image acquisition, test, measurement, data acquisition and automation. As in many areas, motion control is moving to PC-based systems and the motion products allow users to leverage standard hardware and software in measurement and automation applications to create robust, flexible solutions.

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

      Distributed Input/Output Hardware/Software. The Company introduced its FieldPoint product for distributed I/O applications in mid-1997. FieldPoint is an intelligent, distributed, and modular I/O system that gives industrial system developers an economical solution for distributed data acquisition, monitoring and control applications. The FieldPoint system includes isolated analog and digital I/O modules, terminal base options, and network modules. FieldPoint software includes a server that provides seamless integration into BridgeVIEW, driver libraries for support under LabVIEW, LabWindows/CVI and Lookout, and an OPC server that provides wide compatibility of FieldPoint hardware with other industrial automation software packages.

      Customer Training Courses

      The Company offers fee-based training classes and self-paced course kits for many of its software and hardware products. On-site courses are quoted per customer requests. The Company also offers programs to certify programmers and instructors for its products.

Markets and Applications

      The Company's products are used across many industries in a variety of applications from research and development to production testing and industrial control.

Customers

      The Company has a broad customer base, with no customer accounting for more than 3% of the Company's sales in 1999, 1998 or 1997.

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

      The Company reaches its intended audience through its Web site at NI.com as well as the distribution of written and electronic materials and demonstration disks, participation in tradeshows and technical conferences and training and user seminars. An in-house staff develops the NI.com Web site, advertising, publicity, and promotional materials that the Company uses worldwide. The primary marketing/sales tool is the Company's Web site at NI.com. Throughout 1998 and 1999, the Company invested aggressively to enhance the content, performance, and features of NI.com as well as to integrate E-commerce as a core component of the Company's business model. Through NI.com, customers can view the Company's complete on-line catalog, interactively configure systems, obtain pricing in U.S. dollars, euros, and yen, place orders, track the status of orders, register products and obtain software upgrades. The Company's believes its direct business model provides the opportunity to leverage the Web heavily to reach customers and improve operations.

      The primary printed marketing/sales tool is the Company's catalog, published annually and distributed worldwide. The catalog is over 800 pages, with detailed tutorial information that educates readers about the Company's integrated product architecture and virtual instrumentation concept. Short-form versions of the catalog are typically also available in languages of major international markets, including French, German, Spanish and Japanese.

      The Company also uses quarterly newsletters to educate current and prospective customers about its products and technologies. These newsletters include new product information, feature articles that educate readers about new instrumentation technology, user solution case studies of real-world applications, product news from Alliance Program members and key customers, and event and customer education schedules. These newsletters are available in print form and via email subscription.

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

Sales and Distribution

      The Company distributes its software and hardware products primarily through a direct sales organization. The Company also uses independent distributors, OEMs, VARs, system integrators and consultants to market its products. The Company has sales offices in the United States and sales offices and distributors in key international markets. International sales accounted for approximately 51%, 44%, and 41% of the Company's revenues in 1999, 1998 and 1997, respectively. The Company expects that a significant portion of its total revenues will continue to be derived from international sales. See Note 13 of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of the Company's net sales, operating income and identifiable assets.

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

      Throughout 1999 the Company continued to invest aggressively to integrate the Web as a core component of its direct sales model. In 1999, the Company implemented worldwide on-line pricing for products in dollars, euros, and yen, expanded its on-line store to allow customers to order the complete catalog of products via the Web, implemented a variety of Web-based configuration tools to allow customers to more easily select and order multiple compatible products for their systems, and began a Prime Access business-to-business initiative to allow key customers to conduct business directly with the Company through secure, private pages at NI.com.

      Direct Sales

      The Company directly markets and sells its products in the Americas, Canada and many European and Asia/Pacific countries. The Company has sales offices located throughout the United States (including the District of Columbia) and in key international markets. Many of the Company's international sales offices employ application engineering technical support specialists as well as sales, marketing and administrative personnel.

      The Company's international sales are subject to inherent risks, including fluctuations in local economies; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. The Company's sales outside of North America are denominated in local currencies, and accordingly, the Company is subject to the risks associated with fluctuations in currency rates. In particular, increases in the value of the dollar against foreign currencies decrease the dollar value of foreign sales requiring the Company either to increase its price in the local currency, which could render the Company's product prices noncompetitive, or to suffer reduced revenues and gross margins as measured in US dollars. These dynamics have adversely affected revenue growth in international markets in recent years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 12 of Notes to Consolidated Financial Statements.

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

      VARs, System Integrators and Consultants

      The Company has relationships with third-party VARs, system integrators and consultants who offer add-on products and system integration services. These third-party developers expand the Company's market and sales opportunities by adding value to the Company's standard products, making them suitable for vertical market applications such as manufacturing automation or image processing and analysis. The Company maintains a formal third-party sales/marketing/training program, called the Alliance Program, which it uses to work with many of the VARs, system integrators and consultants. Applicants must be sponsored for membership by a Company sales engineer, pass qualification criteria and pay a nominal annual membership fee. In late 1998, the Company introduced an elite level of its Alliance Program called Select Integrators. Select Integrators must qualify for the program based upon their level of business with the Company. As of December 31, 1999, the Company's Alliance Program had approximately 600 members including several Select Integrators. The Company publishes on-line directories on its NI.com Web site of third-party Alliance Program member products and services for use by its sales force and its end users to locate additional products and/or services compatible with the Company's products. The Company makes available to qualified third-parties the opportunity to participate in joint marketing and sales programs, such as trade shows, customer sales events and the Company's newsletters. In addition to its relationships with third party VAR, system integrators and consultants, the Company has a direct presence in the German systems integration market through its Datalog and GfS subsidiaries.

Customer Support

      The Company believes the ability to provide comprehensive service and support to its customers is an important factor in its business. The Company permits customers to return products within 30 days from receipt for a refund of the purchase price less a restocking charge, and generally provides a two-year warranty on GPIB hardware products, a one-year warranty on other hardware products, and a 90-day warranty on cables and software (medium only). Customers may also purchase a one-year extended warranty on hardware products. Historically, warranty costs have not been material. Some of the key elements of the Company's service and support strategy include:

      Customer Technical Support

      The Company maintains a large staff of application engineers at its corporate facility, all of whom are highly qualified technical professionals. Application engineers are also assigned to the Company's major international offices. These application engineers provide customer support by telephone, fax, electronic mail and world-wide Web forums, and electronic bulletin boards, and are trained in both instrumentation and computer technology. In 1999 the Company continued to invest heavily to leverage the Web for customer support. Through the Company's NI.com web site, customers have access to a growing range of support options to solve their own problems directly over the Web, including software downloads, upgrades and bug fixes, automated product configuration tools, knowledge databases of common questions and answers, live Web chat capabilities, and discussion forums.

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

Competition

      The markets in which the Company operates are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than the Company, and the Company expects to face further competition from new market entrants in the future. A key competitor is Agilent Technologies Inc. ("Agilent"). The Company believes Agilent is the dominant supplier of GPIB and VXI-compatible instruments and systems. Agilent is also a leading supplier of equipment used in data acquisition and control applications. Agilent offers its own line of instrument controllers, as well as hardware and software add-on products for third-party desktop computers and workstations that directly compete with the Company's computer-based instrumentation products. Agilent is aggressively advertising and marketing its products and system integration services. Because of Agilent's dominance in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse affect on the Company. The Company also faces competition from a variety of other competitors.

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

      The Company believes its ability to compete successfully depends on a number of factors both within and outside its control, including: product pricing, quality and performance; success in developing new products; adequate manufacturing capacity and supply of components and materials; efficiency of manufacturing operations; effectiveness of sales and marketing resources and strategies; success in leveraging the Web, strategic relationships with other suppliers; timing of new product introductions by the Company and its competitors; protection of the Company's products by effective use of intellectual property laws; general market and economic conditions; and events related to weather and government actions throughout the world. There can be no assurance that the Company will be able to compete successfully in the future.

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

      As of December 31, 1999, the Company employed 510 people in product research and development. The Company's research and development expenses were $45.5 million, $34.8 million and $30.3 million for 1999, 1998 and 1997, respectively.

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

      As of December 31, 1999, the Company held 97 United States patents (92 utility patents and 5 design patents) and 5 patents in foreign countries (3 patents registered in Europe in various countries; 1 patent in Canada, and 1 patent in Japan), and had 101 patent applications pending in the United States and foreign countries. 29 of such United States patents are software patents related to LabVIEW, and cover fundamental aspects of the graphical programming approach used in LabVIEW. The Company's patents expire from 2007 to 2018. No assurance can be given that the Company's pending patent applications will result in the issuance of patents. The Company also owns certain registered trademarks in the United States and abroad.

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

      Engineering refinements to the Company's new hardware and software products are fairly common. These changes can result in the disruption of the manufacturing operation and concurrent delays in delivery dates. Finished goods inventory at the Company's international warehouses and branches typically has a short shelf life due to engineering changes and product upgrades initiated by the Company's product development operation, and, if managed incorrectly, can result in significant quantities of obsolete inventory. This relatively short shelf life, and the resulting requirement to properly manage the quantity of inventory to meet customer demand while minimizing inventory obsolescence, has been and continues to be a challenge to the Company and its branch offices. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Employees

      As of December 31, 1999, the Company had 1955 employees, including 501 in research and development, 948 in sales and marketing and customer support, 249 in manufacturing and 257 in administration and finance. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage. The Company considers its employee relations to be good.

ITEM 2.   PROPERTIES

      The Company's principal administrative, sales, marketing, manufacturing, research and development activities are conducted at three Company-owned buildings in Austin, Texas. The Company owns approximately 69 acres of land in north Austin, Texas. In 1998, the Company completed construction of a 232,000 square foot office facility, which is located next to an existing 140,000 square foot manufacturing facility on the 69 acre campus. The Company is currently constructing an extension of its parking facility at an estimated cost of approximately $2.0 million. The Company is also working on a plan and design of a fourth building, a 380,000 square foot office facility with associated parking. Pending approval by the Company's Board of Directors, construction would begin the fourth quarter of 2000 with estimated completion during the first quarter of 2002. The Company also owns a 136,000 square foot office building in Austin, Texas in which it houses certain of its sales operations. A portion of the 136,000 square foot office building is currently leased to International Business Machines Corporation.

      As of December 31, 1999, the Company also maintained a number of sales and support offices in the United States and overseas. The Company believes existing field sales and support facilities are adequate to meet its current requirements.

ITEM 3.   LEGAL PROCEEDINGS

      Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS

      The Company's Common Stock, $0.01 par value, began trading on the Nasdaq National Market System under the symbol NATI effective March 13, 1995. Prior to that date, there was no public market for the Common Stock. The high and low closing prices for the Common Stock in the following table, as reported by Nasdaq, have been retroactively restated to reflect the three-for-two stock split declared by the Company's Board of Directors on July 22, 1999 for holders of record as of the close of business on August 5, 1999.

                1999           High           Low

      First Quarter 1999       23.083         17.417
      Second Quarter 1999      27.50          18.167
      Third Quarter 1999       35.344         26.167
      Fourth Quarter 1999      38.25          27.25

                1998           High           Low

      First Quarter 1998       23.25          16.833
      Second Quarter 1998      24.25          17.75
      Third Quarter 1998       22.833         14.583
      Fourth Quarter 1998      23.042         12.667

      At the close of business on February 22, 2000, there were approximately 863 holders of record of the Common Stock and approximately 7,000 shareholders of beneficial interest.

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

                                            Years Ended December 31,
                                ------------------------------------------------
                                  1999      1998      1997      1996      1995
                                --------  --------  --------  --------  --------
                                     (in thousands, except per share data)
Statements of Income Data:
Net sales:
  North America..............  $175,873  $153,435  $141,784  $114,382  $ 93,001
  Europe.....................   108,801    86,961    66,318    58,108    51,145
  Asia Pacific...............    44,909    33,834    32,777    28,225    20,673
                                --------  --------  --------  --------  --------
  Consolidated net sales.....   329,583   274,230   240,879   200,715   164,819

Cost of sales................    76,040    65,187    55,096    49,755    39,525
                                --------  --------  --------  --------  --------
  Gross profit...............   253,543   209,043   185,783   150,960   125,294
                                --------  --------  --------  --------  --------

Operating expenses:
  Sales and marketing........   120,886   100,783    87,096    72,067    63,733
  Research and development...    45,531    34,757    30,296    24,387    19,991
  General and administrative.    24,258    20,455    18,508    17,129    15,071
                                --------  --------  --------  --------  --------
  Total operating expenses...   190,675   155,995   135,900   113,583    98,795
                                --------  --------  --------  --------  --------

  Operating income...........    62,868    53,048    49,883    37,377    26,499

Other income (expense):
  Interest income............     4,759     3,439     3,455     2,405     1,635
  Interest expense...........      (404)     (463)     (502)     (844)     (875)
  Net foreign exchange (loss)
  gain.......................       130      (224)   (2,649)     (899)      150
                                --------  --------  --------  --------  --------
Income before income taxes
  and cumulative effect of
  accounting change..........    67,353    55,800    50,187    38,039    27,409

Provision for income taxes...    21,553    18,414    16,562    12,553     9,986
                                --------  --------  --------  --------  --------
Income before cumulative
  effect of accounting change    45,800    37,386    33,625    25,486    17,423
Cumulative effect of
  accounting change,
  net of tax.................      (552)       --        --        --        --
                                --------  --------  --------  --------  --------

     Net income..............  $ 45,248  $ 37,386  $ 33,625  $ 25,486  $ 17,423
                                ========  ========  ========  ========  ========

Basic earnings per share:
  Income before cumulative
  effect of accounting
  change.....................  $   0.92  $   0.76  $   0.69  $   0.53  $   0.37
  Cumulative effect of
  accounting change, net of
  tax........................     (0.01)       --        --        --        --
                                --------  --------  --------  --------  --------
  Basic earnings per share...  $   0.91  $   0.76  $   0.69  $   0.53  $   0.37
                                ========  ========  ========  ========  ========

Diluted earnings per share:
  Income before cumulative
  effect of accounting
  change.....................  $   0.88  $   0.73  $   0.67  $   0.52  $   0.37
  Cumulative effect of
  accounting change, net of
  tax........................     (0.01)       --        --        --        --
                                --------  --------  --------  --------  --------
  Diluted earnings per share   $   0.87  $   0.73  $   0.67  $   0.52  $   0.37
                                ========  ========  ========  ========  ========

Weighted average shares
outstanding:
  Basic......................    49,776    49,248    48,845    48,539    46,737
  Diluted....................    52,203    51,150    50,484    49,415    47,136

                                                   December 31,
                                ------------------------------------------------
                                  1999      1998      1997      1996      1995
                                --------  --------  --------  --------  --------
                                                  (in thousands)
Balance Sheet Data:

Cash and cash equivalents....  $ 45,309  $ 51,538  $ 31,943  $ 30,211  $ 12,016
Short-term investments.......    83,525    49,158    51,067    48,956    37,765
Working capital..............   173,761   133,510   112,142    99,294    74,546
Total assets.................   318,753   249,786   204,490   169,225   137,102
Long-term  debt, net of
  current portion............     4,301     4,379     5,151     9,175    11,603
Total stockholders' equity...   254,235   204,184   161,754   126,953    98,736

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

Overview

      National Instruments Corporation designs, develops, manufactures and markets instrumentation and automation software and hardware for general commercial, industrial and scientific applications. The Company offers hundreds of products used to create virtual instrumentation systems for measurement and automation. The Company has identified a large and diverse market for test and measurement ("T&M") and industrial automation ("IA") applications. The Company's products are used in a variety of applications from research and development to production testing and industrial control. In test and measurement applications, the Company's products can be used to monitor and control traditional instruments or to create computer-based instruments that can replace traditional instruments. In industrial automation applications, the Company's products can be used in the same ways as in test and measurement and can also be used to integrate measurement functionality with process automation capabilities. The Company sells to a large number of customers in a wide variety of industries. No single customer accounted for more than 3% of the Company's sales in 1999, 1998 or 1997.

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

Results of Operations

      The following table sets forth, for the periods indicated,  the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
consolidated statements of income:

                                                  Years Ended December 31,
                                            ----------------------------------
                                               1999        1998         1997
                                            ----------  ----------  ----------
Net sales:
  North America.....................            53.4%       56.0%       58.9%
  Europe............................            33.0        31.7        27.5
  Asia Pacific......................            13.6        12.3        13.6
                                            ----------  ----------  ----------
  Consolidated net sales............           100.0       100.0       100.0
Cost of sales.......................            23.1        23.8        22.9
                                            ----------  ----------  ----------
  Gross profit......................            76.9        76.2        77.1
Operating expenses:
  Sales and marketing...............            36.7        36.7        36.1
  Research and development..........            13.8        12.7        12.6
  General and administrative........             7.3         7.5         7.7
                                            ----------  ----------  ----------
    Total operating expenses........            57.8        56.9        56.4
                                            ----------  ----------  ----------
    Operating income................            19.1        19.3        20.7
Other income (expense):
  Interest income ..................             1.4         1.3         1.4
  Interest expense..................            (0.1)       (0.2)       (0.2)
  Net foreign exchange gain (loss)..            --          (0.1)       (1.1)
                                            ----------  ----------  ----------
Income before income taxes and
  cumulative effect of accounting
  change............................            20.4        20.3        20.8
Provision for income taxes..........             6.5         6.7         6.9
                                            ----------  ----------  ----------
Income before cumulative effect of
  accounting change.................            13.9        13.6        13.9
Cumulative   effect  of   accounting
  change, net of tax................            (0.2)       --          --
                                            ----------  ----------  ----------
Net income..........................            13.7%       13.6%       13.9%
                                            ==========  ==========  ==========

      Net Sales. In 1999, net sales for the Company's products reached $329.6 million, a 20% increase from the level achieved in 1998, which followed an increase in net sales of 14% in 1998 over the level achieved in 1997. This year marks the twenty-third year of double-digit annual sales growth. The increase in sales in these periods is primarily attributable to the introduction of new and upgraded products in each period, increased market acceptance of the Company's products in each of the major geographical areas in which the Company operates, and an expanded customer base. The increase in the 1999 U.S. dollar annual growth rate to 20% from 14% in 1998, is attributed to an increase in unit sales growth in North America and Asia Pacific, a broad increase in demand for the Company's products and significant growth in newer product areas such as PXI, Machine Vision, Motion Control, Fieldpoint and PC based instruments.

      North American revenue was $175.9 million in 1999, an increase of 15% from 1998, following an 8% increase in 1998 over 1997. The increase in sales and in the revenue growth rate in North America in 1999 is primarily attributable to the general recovery in the overall test and measurement market from the downturn in 1998 partially attributable to the effect on the U.S. economy of the Asian economic situation. In addition, the Company was successful in increasing its U.S. field sales force during 1999.

      European revenue was $108.8 million in 1999, an increase of 25% over 1998, following a 31% increase in 1998 from 1997. The increase in revenue growth in Europe is primarily attributable to continued market acceptance of the Company's products, the strong local economies and the Company's expansion in its European sales force.

      Asia Pacific revenue grew 33% to $44.9 million in 1999, which followed a 3% increase in 1998 over 1997 levels. The increase in the Asia Pacific revenue growth rate during 1999 is primarily attributed to the strengthening of the Japanese yen, Korean won and other Asian currencies and the improvement in the state of these economies from 1998. See the discussion below for more information concerning the impact of foreign currency fluctuations on sales growth.

      International sales (sales to customers outside of North America) accounted for 47%, 44% and 41% of the Company's consolidated net sales for 1999, 1998 and 1997, respectively. The Company intends to continue to expand its international operations by increasing market presence in existing markets, and continuing to use distributors to sell its products in countries in which the sales volume does not justify direct sales activities.

      The Company's international sales are subject to inherent risks, including fluctuations in local economies; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. The Company's sales outside of North America are denominated in local currencies, and accordingly, the Company is subject to the risks associated with fluctuations in currency rates. In particular, increases in the value of the dollar against foreign currencies decrease the U.S. dollar value of foreign sales requiring the Company either to increase its price in the local currency, which could render the Company's product prices noncompetitive, or to suffer reduced revenues and gross margins as measured in U.S. dollars. These dynamics have adversely affected revenue growth in international markets in 1998 and 1997. The Company's foreign currency hedging program includes both foreign currency forward and purchased option contracts to reduce the effect of exchange rate fluctuations. However, the hedging program will not eliminate all of the Company's foreign exchange risks. (See "Foreign Exchange Gain/Loss" below and Note 12 of Notes to Consolidated Financial Statements.)

      Sales made by the Company's direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the weighted average value of the U.S. dollar. This weighted average is calculated as the percentage change in the value of the currency relative to the dollar, multiplied by the proportion of international sales recorded in the particular currency. Between 1998 and 1999 this weighted average value of the U.S. dollar decreased by 3%, causing an equivalent increase in the U.S. dollar value of the Company's foreign currency sales and expenses. If the weighted average value during 1999 had been the same as that in 1998, the Company's consolidated net sales for 1999 would have been $325.3 million representing a decrease of $4.3 million, which represents 19% consolidated sales growth. If the weighted average value during 1999 had been the same as that in 1998, the Company's consolidated operating expenses would have been $187.0 million, representing a decrease of $3.7 million. The preceding proforma amounts and percentages are presented for comparison purposes.

      Gross Profit. As a percentage of sales, gross profit represented 77%, 76% and 77% in 1999, 1998, and 1997, respectively. The relatively high software content of the Company's products is demonstrated in the gross margins achieved by the Company. The higher margin in 1999 is the result of improved production efficiencies and favorable foreign currency exchange rate fluctuations. In 1998, the effect of foreign currency exchange rate fluctuations and the weak Asia Pacific economies negatively impacted revenue growth and gross margin. A lesser factor affecting gross margin includes increased manufacturing expenses attributable to the addition of a third production line in April 1998. There can be no assurance that the Company will maintain its historical margin.

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

      The Company believes that with the addition of its fourth production line put in place in the first quarter of 2000 its manufacturing capacity will be more than adequate to meet anticipated needs for 2000.

      Sales and Marketing. Sales and marketing expense in 1999 increased 20% from 1998, which followed an increase of 16% in 1998 from 1997. The increase in the expense in absolute amounts during 1999 and 1998 is primarily attributable to programs to increase the Company's international presence in both the European and Asia Pacific markets, increases in sales and marketing personnel both internationally and in North America, increased marketing for new products and in its Web activities. Sales and marketing personnel increased by 145 during 1999 from 803 at December 31, 1998 to 948 at December 31, 1999. Sales and marketing expense, as a percentage of revenue was 37% in 1999 and 1998, up from 36% in 1997.

      The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on initial marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in the Web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

      Research and Development. Research and development expense in 1999 increased 31% compared to 1998 following an increase of 15% in 1998 over 1997. Excluding the effect of acquisition of products, technology and assets, research and development expense grew 28%, 12% and 26% during 1999, 1998 and 1997, respectively. (See Note 8 of Notes to Consolidated Financial Statements for a description of the Company's acquisitions.) The increase in research and development expenditures (excluding the acquisition related charges in 1998 and 1997) in absolute amounts and as a percentage of sales in each period was primarily due to the hiring of additional product development engineers. Research and development personnel increased from 424 at December 31, 1998 to 501 at December 31, 1999. The Company believes that a significant investment in research and development is required to remain competitive and continue revenue growth.

      The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company amortizes such costs over the related product's estimated economic life, generally three years, beginning when a product becomes available for general release. Software amortization expense totaled $2.3 million, $2.8 million and $1.5 million during 1999, 1998 and 1997, respectively. The decrease in amortization expense is due primarily to amortization in 1998 of $750,000 of purchased software capitalized in the 1998 Datalog acquisition. Software development costs capitalized during such years were $2.8 million, $3.3 million and $2.1 million, respectively. The levels of capitalization for 1999 were primarily a result of NI-DAQ 6.6, Lookout 4.0 and purchased software development costs related to the GfS acquisition. The significant items capitalized in 1998 include LabVIEW 5.0 and 5.1, NI-DAQ 6.5 and purchased software development costs related to the Datalog acquisition. (See Note 5 of Notes to Consolidated Financial Statements for a description of intangibles.)

      General and Administrative. General and administrative expenses in 1999 increased 19% from 1998, which followed an increase of 10.5% in 1998 from 1997. The majority of the increase was comprised of cost attributable to staffing increases in the information system, legal and human resources departments and the significant increase in recruiting costs due to the increase in the target number of engineering recruits. Support of the new management information systems and Web based applications were the main focus areas for incremental investment in the information system department in 1999. The 1999 increase followed a 10.5% increase in 1998, which was primarily driven by training and implementation costs of the new management information systems. General and administrative expenses as a percentage of revenue declined to 7.3% during 1999. The Company expects that general and administrative costs will continue to increase in absolute amounts and to fluctuate as a percentage of revenue as the Company continues to invest in maintaining its existing systems and developing Web based commerce and management information systems.

      Interest Income and Expense. Interest income increased 38% in 1999 from 1998 and was flat in 1998 from 1997. The primary source of interest income is from the investment of proceeds from the Company's issuance of common stock under an initial public offering in March 1995 and cash flow generated from operations. Net cash provided by operating activities in 1999 totaled $49.4 million. During 1999, interest income increased due to the investment of cash generated from operations. During the first half of 1998, $16.5 million was used to pay construction costs of the Company's new office building. Interest expense decreased 13% from 1998, which followed a decrease of 8% in 1998 from 1997. Interest expense represents less than 1% of net sales and fluctuates as a result of bank borrowings and interest terms thereon. The 13% decrease in interest expense in 1999 from 1998 is attributed to scheduled repayments on the manufacturing facility loan. (See Note 6 of Notes to Consolidated Financial Statements for a description of the Company's debt.)

      Net Foreign Exchange Gain/Loss. The Company experienced net foreign exchange gains of $130,000 in 1999, compared to losses of $224,000 and $2.6 million in 1998 and 1997, respectively. These results are attributable to movements between the U.S. dollar and the local currencies in countries in which the Company's sales subsidiaries are located. The Company recognizes the local currency as the functional currency of its international subsidiaries.

      The Company utilizes foreign currency forward contracts to economically hedge a majority of its foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. The Company typically limits the duration of its foreign exchange forward contracts to 90 days.

      The Company utilizes foreign currency forward contracts and foreign currency purchased option contracts in order to reduce its exposures to fluctuations in future net foreign currency cash flows. The Company's policy allows for the purchase of these contracts for up to 90% of its risk and limits the duration of these contracts to 24 months. It also requires that the foreign currency purchased option contracts be purchased 5% "out-of-the-money". As a result, the Company's hedging activities only partially address its risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. The Company does not invest in contracts for speculative purposes. (See Note 12 of Notes to Consolidated Financial Statements for a description of the Company's forward and purchased option contracts and hedged positions.) The Company's hedging strategy has reduced the foreign exchange loss for December 31, 1999 by $3.3 million and reduced the net foreign exchange gain for December 31, 1998 by $1.9 million.

      Effective January 1, 1999, the Company elected to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." (See Note 11 of Notes to Consolidated Financial Statements.)

      Provision for Income Taxes. The provision for income taxes reflects an effective tax rate of 32% in 1999 and 33% in 1998 and 1997.

      At December 31, 1999, seven of the Company's subsidiaries had available, for income tax purposes, foreign net operating loss carryforwards of approximately $4.2 million, of which $3.1 million expire between 2002 and 2008. The remaining $1.1 million of loss carryforwards may be carried forward indefinitely to offset future taxable income in the related tax jurisdictions. (See Note 7 of Notes to Consolidated Financial Statements for further discussion of the Company's income tax provision.)

Liquidity and Capital Resources

      The Company is currently financing its operations and capital expenditures through cash flow from operations. At December 31, 1999, the Company had working capital of approximately $173.8 million compared to $133.5 million at December 31, 1998.

      Accounts receivable increased to $58.3 million at December 31, 1999 from $45.6 million at December 31, 1998, as a result of higher sales levels. Receivable days outstanding at December 31, 1999 increased to 58 days from 57 days at December 31, 1998. Consolidated inventory balances have increased to $26.2 million at December 31, 1999 from $16.5 million at December 31, 1998. Inventory turns of 3.6 per year for 1999 represent a decrease from turns of 4.1 per year for 1998 and reflect the planned increase in the level of inventory related to allocated components, increased procurement of end-of-life components and increased amounts to support the addition of the Company's fourth manufacturing line expected to be operational early in the first quarter of 2000. The Company also expects additional increases in inventory in the first half of 2000 as a result of the planned Year 2000 contingency increase in the level of critical and sole-sourced components.

      Cash used for investing activities in 1999 includes $9.5 million for the purchase of property and equipment, capitalization of software development costs of $1.7 million and payment of $13.1 million, net of cash received, for the purchase of GfS.

      The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances, internally generated funds, and financing arrangements with its current financial institutions. The Company has a $28.5 million credit agreement with Bank of America N.A. which consists of (i) a $20.0 million revolving line of credit, and (ii) an $8.5 million manufacturing facility loan. As of December 31, 1999, the Company had no outstanding balance on the line of credit and had a balance of $4.5 million on the manufacturing facility loan. The revolving line of credit expires on December 29, 2000. The Company's credit agreements contain certain financial covenants and restrictions as to various matters, including the bank's prior approval of significant mergers and acquisitions. Borrowings under the line of credit are collateralized by substantially all of the Company's assets. (See Note 6 of Notes to Consolidated Financial Statements for additional information regarding the Company's debt.)

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

      Foreign Currency Hedging Activities. The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on the Company's earnings and cash flow. Accordingly, the Company utilizes purchased foreign currency option contracts and forward contracts to hedge its exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. The Company monitors its foreign exchange exposures regularly to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position. Based on the foreign exchange instruments outstanding at December 31, 1999, an adverse change (defined as 20% in the Asian currencies, primarily the yen, and 10% in all other currencies) in exchange rates would result in a decline in income before taxes of approximately $27.1 million. Additionally, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, management believes that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 11 of Notes to Consolidated Financial Statements for a description of the Company's financial instruments at December 31, 1999 and 1998.)

      Short-term Investments. The fair value of the Company's investments in marketable securities at December 31, 1999 was $83.5 million. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies the marketable securities portfolio by investing in multiple types of investment-grade securities. The Company's investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on the Company's investment portfolio and interest rates at December 31, 1999, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of less than $420,000, respectively, in the fair value of the investment portfolio. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

Factors Affecting the Company's Business

      Fluctuations in Quarterly Results. The Company's quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including: changes in the mix of products sold; the availability and pricing of components from third parties (especially sole sources); the timing of orders; level of pricing of international sales; fluctuations in foreign currency exchange rates; the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales; and changes in pricing policies by the Company, its competitors or suppliers. Specifically, if the local currencies in which the Company sells weaken against the U.S. dollar, and if the local sales prices cannot be raised, the Company will experience a deterioration of its gross and net profit margins. The Company expects the increased costs of the fourth manufacturing line and an adverse change in the European foreign currency exchange rates to have a negative effect on gross and net profit margins in the first and second quarters of 2000.

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

      In recent years, the Company's revenues have been characterized by seasonality, with revenues typically being relatively constant in the first, second and third quarters, growing in the fourth quarter and being relatively flat or declining from the fourth quarter of the year to the first quarter of the following year. If this historical pattern continues, revenues for the first quarter of 2000 may not exceed revenues from the fourth quarter of 1999. Also, the Company's results of operations in the third quarter of 2000 may be adversely affected by lower sales levels in Europe, which typically occur during the summer months. The Company believes the seasonality of its revenue results from the international mix of its revenue and the variability of the budgeting and purchasing cycles of its customers throughout each international region. In addition, total operating expenses have in the past tended to be higher in the second and third quarters of each year, due to college recruiting and increased intern personnel expenses.

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

      Risks associated with Increased Development of Web site. During 1999, the Company devoted significant resources in developing its Web site as a key marketing and sales tool and expects to continue to do so in the future. There can be no assurance that the Company will be able to be successful in its attempt to leverage the Web to increase sales. The Company hosts its own Web site internally. Failure to successfully maintain the Web site and to protect it from external hackers could have a significant impact on the Company's results.

      Operation in Intensely Competitive Markets. The markets in which the Company operates are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than the Company, and the Company expects to face further competition from new market entrants in the future. A key competitor is Agilent Technologies Inc. ("Agilent"). Agilent offers its own line of instrument controllers, and also offers hardware and software add-on products for third-party desktop computers and workstations that provide solutions that directly compete with the Company's virtual instrumentation products. Agilent is aggressively advertising and marketing products that are competitive with the Company's products. Because of Agilent's strong position in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse effect on the Company's operating results.

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

      Management Information Systems. During 1999, the Company completed implementation of the contact management and technical support incident tracking system in the three remaining European branches, the U.S. and Japan. The Company also devoted significant effort to the development of our Web commerce offerings. In 2000, the Company will implement an advanced planning system to enhance predictability of material flow in its manufacturing operations. The Company will also devote significant resources to the continued development of Web and e-commerce offerings. Failure to successfully implement these initiatives could have a material adverse effect on the results of operations.

      The Company relies on three primary regional centers for its management information systems. As with any information system, unforeseen issues may arise that could affect management's ability to receive adequate, accurate and timely financial information which in turn could inhibit effective and timely decisions. Furthermore, it is possible that one or more of the Company's three regional information systems could experience a complete or partial shutdown. If this shutdown occurred near the end of a quarter it could impact the Company's product shipments and revenues, as product distribution is heavily dependent on the integrated management information systems in each region. Accordingly, operating results in that quarter would be adversely impacted due to the shipments, which would not occur until the following period. The Company is working to achieve reliable regional management information systems to control costs and improve the ability to deliver its products in substantially all of its direct markets worldwide. No assurance can be given that the Company's efforts will be successful. The failure to receive adequate, accurate and timely financial information could inhibit management's ability to make effective and timely decisions.

      Risks Associated with International Operations and Foreign Economies. International sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. The regulatory environment in some emerging countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by the Company's international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the weighted average value of the U.S. dollar. This weighted average is calculated as the percentage change in the value of the currency relative to the dollar, multiplied by the proportion of international sales recorded in the particular currency. Between 1998 and 1997 this weighted average value of the U.S. dollar decreased by 3%, causing an equivalent increase in the U.S. dollar value of the Company's foreign currency sales and expenses. If the weighted average value during 1999 had been the same as that in 1998, the Company's consolidated net sales for 1999 would have been $325.3 million representing a decrease of $4.3 million, which represents 19% consolidated sales growth. If the weighted average value during 1999 had been the same as that in 1998, the Company's consolidated operating expenses would have been $187.0 million, representing a decrease of $3.7 million. If the U.S. dollar strengthens again in the future, it could have a materially adverse effect on the operating results of the Company.

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

      Proprietary Rights and Intellectual Property Litigation. The Company's success depends in part on its ability to obtain and maintain patents and other proprietary rights relative to the technologies used in its principal products. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may have in the past infringed or violated certain of the Company's intellectual property rights. The Company is currently litigating a complaint in federal court alleging patent infringement by the products of the defendant. As is typical in the industry, the Company from time to time may be notified that it is infringing certain patent or intellectual property rights of others. While no actions are currently pending against the Company, other than invalidity claims in response to the previously mentioned patent infringement complaint initiated by the Company, there can be no assurance that litigation will not be initiated in the future which may cause significant litigation expense, liability and a diversion of management's attention which may have a material adverse effect on results of operations.

      Dependence on Key Management and Technical Personnel. The Company's success depends to a significant degree upon the continued contributions of its key management, sales, marketing, research and development and operational personnel including Dr. Truchard, Mr. Kodosky and other members of senior management and key technical personnel. The Company has no agreements providing for the employment of any of its key employees for any fixed term and the Company's key employees may voluntarily terminate their employment with the Company at any time. The loss of the services of one or more of the Company's key employees in the future could have a material adverse effect on operating results. The Company also believes its future success will depend in large part upon its ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, including companies acquired through acquisition, as well as training, motivating and supervising the employees. In addition, the recruiting environment for software engineering, sales and other technical professionals is very competitive. Competition for qualified software engineers is particularly intense and is likely to result in increased personnel costs. Failure to attract or retain qualified software engineers could have an adverse effect on the Company's operating results. The Company also recruits and employs foreign nationals to achieve its hiring goals primarily for entry-level engineering and software positions. There can be no guarantee that the Company will continue to be able to recruit foreign nationals to the current degree if government requirements for temporary and permanent residence become increasingly restrictive. These factors further intensify competition for key personnel, and there can be no assurance that the Company will be successful in retaining its existing key personnel or attracting and retaining additional key personnel. Failure to attract and retain a sufficient number of technical personnel could have a material adverse effect on the results of operations.

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

      The Year 2000. During fiscal years 1999 and 1998, the Company had a Year 2000 project in place to address the potential exposures related to the impact on our computer systems and products for the Year 2000 and beyond. As of December 31, 1999, all scheduled Y2K work was completed. As of the date hereof, the Company encountered no material Y2K system problems and no impact on operations or expenses has occurred. However, the success to date of its Year 2000 efforts cannot guarantee that a Year 2000 problem affecting third parties upon which it relies will not become apparent in the future.

ITEM 7(a).MARKET RISK

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

              10.1*     Form of Indemnification Agreement.
              10.2*     1994 Incentive Plan.
              10.3*     1994 Employee Stock Purchase Plan.
              10.5**    Loan Agreements dated as of June 30, 1998,
                        between the Company and Bank of America, N.A., as amended and supplemented.
              11.1      Computation of Earnings Per Share.
              21.1      Subsidiaries of the Company.
              23.1      Consent of Independent Accountants.
              24.0      Power of Attorney (see page 33).
              27.0      Financial Data Schedule (see Part II, Item 6).

               * Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.

               ** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

      (b)   Reports on Form 8-K

            Not Applicable.

      (c)   Exhibits

            See Item 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Registrant

                             NATIONAL INSTRUMENTS CORPORATION

March 22, 2000               BY:  /s/ James J. Truchard
                                  Dr. James J. Truchard
                                  Chairman of the Board and President

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
--------------------------------------------------------------------------------

         Signature                 Capacity in Which Signed             Date

--------------------------------------------------------------------------------

/s/ James J. Truchard             Chairman of the Board and
Dr. James J. Truchard           President (Principal Executive    March 22, 2000
                                           Officer)
--------------------------------------------------------------------------------

/s/ Alexander M. Davern             Chief Financial Officer
Alexander M. Davern            and Treasurer (Principal Financial March 22, 2000
                                    and Accounting Officer)
--------------------------------------------------------------------------------

/s/ Jeffrey L. Kodosky                     Director               March 22, 2000
Jeffrey L. Kodosky
--------------------------------------------------------------------------------

/s/ William C. Nowlin, Jr.                 Director               March 22, 2000
William C. Nowlin, Jr.
--------------------------------------------------------------------------------

/s/ L. Wayne Ashby                         Director               March 22, 2000
L. Wayne Ashby
--------------------------------------------------------------------------------

/s/ Donald M. Carlton                      Director               March 22, 2000
Dr. Donald M. Carlton
--------------------------------------------------------------------------------

/s/ Ben G. Streetman                       Director               March 22, 2000
Ben G. Streetman
--------------------------------------------------------------------------------

/s/ R. Gary Daniels                        Director               March 16, 2000
R. Gary Daniels
--------------------------------------------------------------------------------

                         NATIONAL INSTRUMENTS CORPORATION
                          INDEX TO FINANCIAL STATEMENTS



Financial Statements:                                              Page No.

Report of Independent Accountants                                    F-2
Consolidated Balance Sheets as of December 31, 1999 and 1998         F-3
Consolidated Statements of Income for the Three Years Ended
December 31, 1999                                                    F-4
Consolidated Statements of Cash Flows for the Three Years Ended
December 31, 1999                                                    F-5
Consolidated Statements of Stockholders' Equity for the
Three Years Ended December 31, 1999                                  F-6
Notes to Consolidated Financial Statements                           F-7

Financial Statement Schedules:
For the Three Years Ended December 31, 1999
      Schedule II - Valuation and Qualifying Accounts

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                      -F1-

                        Report of Independent Accountants

To the Board of Directors and Stockholders of National Instruments Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of National Instruments Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addiiton, in our opinion, the financial statement schedule listed in the accompanying index, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
Austin, Texas

January 18, 2000

                                      -F2-

                        National Instruments Corporation
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                     Assets

                                                            December 31,
                                                      -----------------------
                                                         1999         1998
                                                      ----------   ----------
Current assets:
 Cash and cash equivalents...................         $  45,309    $  51,538
 Short-term investments......................            83,525       49,158
 Accounts receivable, net....................            58,279       45,622
 Inventories.................................            26,161       16,454
 Prepaid expenses and other current assets...            11,216        6,687
 Deferred income tax, net....................             6,539        4,937
                                                      ----------   ----------
    Total current assets.....................           231,029      174,396

Property and equipment, net..................            69,771       66,131
Intangibles and other assets.................            17,953        9,259
                                                      ----------   ----------
    Total assets.............................         $ 318,753    $ 249,786
                                                      ==========   ==========

                      Liabilities and Stockholders' Equity

Current liabilities:
 Current portion of long-term debt...........         $     876    $     849
 Accounts payable............................            23,318       17,242
 Accrued compensation........................            11,021        7,895
 Accrued expenses and other liabilities......            10,326        5,011
 Income taxes payable........................             4,739        5,893
 Other taxes payable.........................             6,988        3,996
                                                      ----------   ----------
    Total current liabilities................            57,268       40,886

Long-term debt, net of current portion.......             4,301        4,379
Deferred income taxes, net...................             2,949          337
                                                      ----------   ----------
    Total liabilities........................            64,518       45,602
                                                      ----------   ----------

Commitments and contingencies................                --           --
Stockholders' equity:
    Common stock: par value $.01; 180,000,000
     shares authorized; 50,047,182 and
     49,414,110 shares issued and
     outstanding, respectively...............               500          495
     Additional paid-in capital..............            58,830       51,496
     Retained earnings.......................           198,849      153,601
     Accumulated other comprehensive loss....            (3,944)      (1,408)
                                                      ----------   ----------
    Total stockholders' equity...............           254,235      204,184
                                                      ----------   ----------
    Total liabilities and stockholders' equity        $ 318,753    $ 249,786
                                                      ==========   ==========

The accompanying notes are an integral part of these financial statements.

                                      -F3-

                        National Instruments Corporation
                        Consolidated Statements of Income
                      (In thousands, except per share data)

                                                        For the Years
                                                      Ended December 31,
                                              ----------------------------------
                                                 1999        1998        1997
                                              ----------  ----------  ----------

Net sales................................     $ 329,583   $ 274,230   $ 240,879
Cost of sales............................        76,040      65,187      55,096
                                              ----------  ----------  ----------
   Gross profit..........................       253,543     209,043     185,783
                                              ----------  ----------  ----------

Operating expense:
   Sales and marketing...................       120,886     100,783      87,096
   Research and development..............        45,531      34,757      30,296
   General and administrative............        24,258      20,455      18,508
                                              ----------  ----------  ----------
   Total operating expenses..............       190,675     155,995     135,900
                                              ----------  ----------  ----------

   Operating income......................        62,868      53,048      49,883

Other income (expense):
   Interest income.......................         4,759       3,439       3,455
   Interest expense......................          (404)       (463)       (502)
   Net foreign exchange gain/(loss) .....           130        (224)     (2,649)
                                              ----------  ----------  ----------
Income before income taxes and cumulative
   effect of accounting change...........        67,353      55,800      50,187
Provision for income taxes...............        21,553      18,414      16,562
                                              ----------  ----------  ----------
Income before cumulative effect of
   accounting change.....................        45,800      37,386      33,625
Cumulative effect of accounting change,
   net of tax............................          (552)         --          --
                                              ----------  ----------  ----------
   Net income............................     $  45,248   $  37,386   $  33,625
                                              ==========  ==========  ==========

Basic earnings per share:
  Income before cumulative effect of          $    0.92   $    0.76   $    0.69
  accounting change......................
  Cumulative effect of accounting change,
  net of tax.............................         (0.01)         --          --
                                              ----------  ----------  ----------
  Basic earnings per share...............     $    0.91   $    0.76   $    0.69
                                              ==========  ==========  ==========

Diluted earnings per share:
  Income before cumulative effect of          $    0.88   $    0.73   $    0.67
  accounting change......................
  Cumulative effect of accounting change,
  net of tax.............................         (0.01)         --          --
                                              ----------  ----------  ----------
  Diluted earnings per share.............     $    0.87   $    0.73   $    0.67
                                              ==========  ==========  ==========

Weighted average shares outstanding:
  Basic..................................        49,776      49,248      48,845
  Diluted................................        52,203      51,150      50,484

The accompanying notes are an integral part of these financial statements.

                                      -F4-

                        National Instruments Corporation
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                        For the Years
                                                      Ended December 31,
                                              ----------------------------------
                                                 1999        1998        1997
                                              ----------  ----------  ----------
Cash flow from operating activities:
 Net income...............................    $  45,248   $  37,386   $  33,625
 Adjustments to reconcile net income to
  cash provided by operating activities:
 Charges to income not requiring cash
  outlays:
     Depreciation and amortization........       13,026      11,638       8,715
     Provision for (benefit from) deferred
      income taxes........................          204       1,529      (3,072)
     Purchase of in-process research &
      development.........................        2,130          --       1,400
 Changes in operating assets and
  liabilities:
     Increase in accounts receivable......       (9,963)     (5,678)     (4,059)
     Increase in inventory................       (9,002)       (605)     (4,335)
     Increase in prepaid expenses and
      other assets........................       (7,761)       (952)     (6,506)
     Increase in accounts payable.........        6,918       1,128       4,741
     Increase in accrued expenses and
      other liabilities...................        5,936       1,730       1,199
                                              ----------  ----------  ----------
 Net cash provided by operating activities       46,736      46,176      31,708
                                              ----------  ----------  ----------

Cash flow from investing activities:
 Payments for acquisitions, net of cash
   received...............................      (13,072)     (1,519)     (2,000)
 Capital expenditures.....................       (9,452)    (27,985)    (21,998)
 Additions to intangibles.................       (2,188)     (2,667)     (2,102)
 Purchases of short-term investments......     (268,965)    (52,188)    (48,408)
 Sales of short-term investments..........      234,808      54,097      46,298
                                              ----------  ----------  ----------
Net cash used in investing activities.....      (58,869)    (30,262)    (28,210)
                                              ----------  ----------  ----------

Cash flow from financing activities:
 Repayments of long-term debt.............       (1,435)       (824)     (4,640)
 Net proceeds from issuance of common
   stock under employee plans.............        7,339       4,505       2,874
                                              ----------  ----------  ----------
Net cash provided by (used in) financing
 activities...............................        5,904       3,681      (1,766)
                                              ----------  ----------  ----------

Net increase (decrease)in cash and cash
 equivalents..............................       (6,229)     19,595       1,732
Cash and cash equivalents at beginning of
 period...................................       51,538      31,943      30,211
                                              ----------  ----------  ----------
Cash and cash equivalents at end of period    $  45,309   $  51,538   $  31,943
                                              ==========  ==========  ==========

Cash paid for interest and income taxes
   Interest...............................    $     336   $     499   $     451
                                              ==========  ==========  ==========
   Income taxes...........................    $  21,283   $  16,008   $  21,490
                                              ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

                                      -F5-

                        National Instruments Corporation
                 Consolidated Statements of Stockholders' Equity
                        (In thousands, except share data)

                                                                 Unrealized     Accumulated
                       Common     Common   Additional            Gain/(Loss)    Other          Total
                       Stock      Stock    Paid-In     Retained  on Derivative  Comprehensive  Stockholders'
                      (Shares)    Amount   Capital     Earnings  Instruments    Gain/(Loss)    Equity
                      ----------  -------  ----------  --------  -------------  -------------  -------------
Balance at December
 31, 1996...........  48,695,041  $   488  $  44,124   $ 82,590  $        --    $      (249)   $   126,953
Net income..........                                     33,625                                     33,625
Foreign currency
 translation
 adjustment (net of
 $844 tax benefit)..                                                                 (1,713)        (1,713)
Unrealized gain on
 securities
 available for sale
 (net of $0 tax
 expense)...........                                                                     15             15
                      --------------------------------------------------------------------------------------
 Comprehensive
  income............                                     33,625           --         (1,698)        31,927
Issuance of common
 stock under
 employee plans.....     289,668        2      2,872                                                 2,874
============================================================================================================

Balance at December
 31, 1997...........  48,984,709  $   490  $  46,996   $116,215  $        --    $    (1,947)   $   161,754
Net income..........                                     37,386                                     37,386
Foreign currency
 translation
 adjustment (net of
 $288 tax expense)..                                                                    584            584
Unrealized loss on
 securities
 available for sale
 (net of $0 tax
 benefit)...........                                                                    (45)           (45)
                      --------------------------------------------------------------------------------------
 Comprehensive
  income............                                     37,386           --            539         37,925
Issuance of common
 stock under
 employee plans.....     429,401        5      4,500                                                 4,505
============================================================================================================

Balance at December
 31, 1998...........  49,414,110  $   495  $  51,496   $153,601  $        --    $    (1,408)   $   204,184
Net income..........                                     45,248                                     45,248
Foreign currency
 translation
 adjustment (net of
 $647 tax benefit)..                                                                 (1,374)        (1,374)
Unrealized loss on
 securities
 available for sale
 (net of $0 tax
 benefit)...........                                                                   (534)          (534)
Unrealized loss on
 derivative
 instruments (net of
 $295 tax benefit)..                                                    (628)                         (628)
                      --------------------------------------------------------------------------------------
 Comprehensive
  income............                                     45,248         (628)        (1,908)        42,712
Issuance of common
 stock under
 employee plans.....     633,072        5      7,334                                                 7,339
============================================================================================================

Balance at December
 31, 1999...........  50,047,182  $   500  $  58,830   $198,849  $      (628)   $    (3,316)   $   254,235

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

      The Company engages in the design, development, manufacture and marketing of instrumentation software and specialty interface cards and accessories for general commercial, industrial and scientific applications. The Company offers hundreds of products used to create virtual instrumentation systems. The Company's products may be used in different environments, and consequently, specific application of the Company's products is determined by the customer and often is not known to the Company. The Company approaches all markets with essentially the same products which are used in a variety of applications from research and development to production testing and industrial control. The following industries and applications are served worldwide by the Company: advanced research, automotive, commercial aerospace, computers and electronics, continuous process manufacturing, education, government/defense, medical research/pharmaceutical, power/energy, semiconductors, automated test equipment, telecommunications and others.

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

      Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using standard costs, which approximate the first in, first out (FIFO) method. Cost includes the acquisition cost of purchased components, parts and subassemblies, in-bound freight costs, labor and overhead. Market, with respect to raw materials, is replacement cost and, with respect to work-in-process and finished goods, is net realizable value.

      Property and equipment

      Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from twenty to forty years for buildings and three to five years for equipment. Leasehold improvements are depreciated over the shorter of the life of the lease or the asset.

                                      -F7-

      Intangible assets

      The  Company  has  capitalized   costs  related  to  the  development  and
acquisition of certain software products. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis for those products available for market and has been recognized based on the product's estimated economic life, generally three years. Excess purchase price over the fair value of assets acquired is amortized using the straight-line method over ten years. Intangible assets are periodically assessed for impairment of value and any loss is recognized upon impairment.

      Concentrations of credit risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of foreign currency forward and option contracts, cash and cash equivalents, short-term investments and trade accounts receivable. In management's opinion, no significant concentration of credit risk exists for the Company.

      The Company's counterparties in its foreign currency forward and option contracts are major financial institutions. The Company does not anticipate nonperformance by these counterparties. The Company maintains cash and cash equivalents with various financial institutions located in many countries worldwide. Company policy is to limit exposure in foreign countries by transferring cash to the U.S. The Company's short-term investments are diversified among and limited to high-quality securities with high credit ratings. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across many countries and industries. The amount of sales and trade accounts receivable to any individual customer was not material for the periods presented.

      Revenue recognition

      Sales revenue is recognized on the date the product is shipped to the customer. Provision is made for estimated sales returns. Revenue related to the sale of extended service contracts is deferred and amortized on a straight-line basis over the service period.

      In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which the Company is required to apply effective January 1, 2000. SAB No. 101 provides guidance in applying generally accepted accounting principles to certain revenue recognition issues. The Company is currently assessing the implications of SAB No. 101 but does not believe the impact will be material to its financial position. In 1998 the Company adopted the AICPA Statement of Position 97-2 "Software Revenue Recognition" which did not have a material impact on the Consolidated Balance Sheet or Statement of Income.

      Accounts receivable are net of allowances for doubtful accounts of $4.1 million and $3.7 million at December 31, 1999 and 1998, respectively.

      Warranty expense

      The Company offers a one-year limited warranty on most hardware products and a 90-day warranty on software products, which is included in the sales price of many of its products. Provision is made for estimated future warranty costs at the time of sale.

      Advertising expense

      The Company expenses its costs of advertising as incurred. Advertising expense for the years ended December 31, 1999, 1998 and 1997 is $34.1 million, $31.3 million and $27.1 million, respectively.

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

                                      -F8-

      Foreign currency hedging instruments

      The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 1999. In accordance with the transition provisions of SFAS 133, the Company recorded a net-of-tax cumulative-effect adjustment of $552,000 in current earnings to recognize the fair value of its derivatives designated as cash-flow hedging instruments at the date of adoption.

      All of the Company's derivative instruments are recognized on the balance sheet at their fair value. The Company currently uses foreign currency forward and purchased option contracts to hedge its exposure to material foreign currency denominated receivables and planned net foreign currency cash flows.

      On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability ("fair-value" hedge), as a hedge of the variability of cash flows to be received ("cash-flow" hedge), or as a foreign-currency cash-flow hedge ("foreign-currency" hedge). Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as
- a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows. Changes in the fair value of derivatives that are highly effective as - and that are designated and qualify as - foreign-currency hedges are recorded in either current-period earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge (e.g., a hedge of a firm commitment that is to be settled in a foreign currency) or a cash-flow hedge (e.g., a foreign-currency-denominated forecasted transaction). All of the Company's derivative instruments at December 31, 1999 were designated as either foreign-currency fair value hedges or foreign-currency cash flow hedges.

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

      When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current-period earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried as its fair value on the balance sheet, with changes in its fair value recognized in current-period earnings.

                                      -F9-

      Income taxes

      The provision for income taxes is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts, which are more likely than not to be realized.

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

      The reconciliation of the denominators used to calculate the basic EPS and diluted EPS for the years ended December 31, 1999, 1998 and 1997, respectively are as follows (in thousands):

                                        Years Ended December 31,
                                      ----------------------------
                                        1999      1998      1997
                                      --------  --------  --------
Weighted average shares
outstanding-basic................       49,776    49,248    48,845

Plus: Common share equivalents
  Stock options..................        2,427     1,902     1,639
                                      --------  --------  --------

Weighted average shares
outstanding-diluted..............       52,203    51,150    50,484
                                      ========  ========  ========

      Stock options to acquire 57,783, 1,144,686 and 21,428 shares for the years ended December 31, 1999, 1998 and 1997, respectively were not included in the computations of diluted earnings per share because the effect of including stock options would have been anti-dilutive.

      Stock-based compensation plans

      The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As allowed by SFAS No. 123, the Company continues to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees" and related interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

                                     -F10-

Note 2: Short-term investments

      Short-term investments at December 31, 1999 and 1998, consisting of state and municipal securities, were acquired at an aggregate cost of $81.5 million and $49.1 million, respectively. The contractual maturities of these securities, which are classified as available-for-sale and carried at fair value, are as follows (in thousands):

                                                       December 31,
                                                  ----------------------
                                                     1999        1998
                                                  ----------  ----------
      90 days to one year...........              $  26,989   $  26,639
      One year through two years....                 41,681      22,519
      Two years through three years.                 14,855          --
                                                  ----------  ----------
                                                  $  83,525   $  49,158
                                                  ==========  ==========

Note 3: Inventories

      Inventories consist of the following (in thousands):

                                                       December 31,
                                                  ----------------------
                                                     1999        1998
                                                  ----------  ----------
      Raw materials.................              $  11,115   $   7,194
      Work-in-process...............                  2,402         943
      Finished goods................                 12,644       8,317
                                                  ----------  ----------
                                                  $  26,161   $  16,454
                                                  ==========  ==========

Note 4: Property and equipment

      Property and equipment consist of the following (in thousands):

                                                       December 31,
                                                  ----------------------
                                                     1999        1998
                                                  ----------  ----------
      Land..........................              $   4,006   $   4,006
      Buildings.....................                 45,013      43,894
      Furniture and equipment.......                 68,595      56,956
                                                  ----------  ----------
                                                    117,614     104,856
      Accumulated depreciation......                (47,843)    (38,725)
                                                  ----------  ----------
                                                  $  69,771   $  66,131
                                                  ==========  ==========

      Depreciation expense for the years ended December 31, 1999, 1998 and 1997, is $10.5 million, $8.9 million and $7.1 million, respectively.

Note 5: Intangibles and other assets

      Intangibles at December 31, 1999 and 1998 include capitalized software development costs of $4.4 million and $3.9 million, respectively, which are net of accumulated amortization of $6.0 million and $3.8 million, respectively, and goodwill of $7.5 million in 1999 (net of accumulated amortization of $180,000). Total amortization costs were $2.5 million, $2.8 million and $1.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. Substantially all of these amounts were amortization of software development costs.

                                     -F11-

Note 6: Debt

      Debt consists of the following (in thousands):             December 31,
                                                              ------------------
                                                                1999      1998
                                                              --------  --------
      Short-term debt:  Revolving line, LIBOR (6.4% at
       December 31, 1999), $20,000,000 commitment,
       matures December 29, 2000........................      $    --   $    --
                                                              ========  ========
      Long-term debt: Manufacturing facility loan, LIBOR
       (6.4% at December 31, 1999), $8,480,000
       commitment, half the principal is payable,
       together with interest, in equal quarterly
       installments over a five-year term, beginning
       September 1995, remainder due at maturity at
       February 28, 2001................................      $ 4,515   $ 5,151
      Other.............................................          662        77
                                                              --------  --------
      Total debt........................................        5,177     5,228
         Less current portion...........................          876       849
                                                              --------  --------
      Long-term portion.................................      $ 4,301   $ 4,379
                                                              ========  ========

      The terms of the Company's debt agreements include various covenants, which require, among other things, a minimum tangible net worth of $220.2 million. Collateral is in land and buildings of the manufacturing and corporate headquarter site.

      Long-term debt maturing in years 2000 and 2001 is $876,000 and $4.3 million, respectively.

Note 7: Income taxes

      The components of income before the provision for income taxes are as follows (in thousands):

                                     Years Ended December 31,
                                   ----------------------------
                                     1999      1998      1997
                                   --------  --------  --------
      Domestic..........           $57,189   $46,817   $42,400
      Foreign...........            10,164     8,983     7,787
                                   --------  --------  --------
                                   $67,353   $55,800   $50,187
                                   ========  ========  ========

      The provision for income taxes charged to operations is as follows (in thousands):

                                     Years Ended December 31,
                                   ----------------------------
                                     1999      1998      1997
                                   --------  --------  --------
      Current tax expense
         U.S. federal...           $17,858   $11,945   $15,140
         State..........             1,165     1,109     1,468
         Foreign........             1,732     3,831     3,026
                                   --------  --------  --------
      Total current.....            20,755    16,885    19,634
                                   --------  --------  --------
      Deferred tax expense
       (benefit)
         U.S. federal...             1,394     2,352    (2,719)
         State..........               115       329      (227)
         Foreign........              (711)   (1,152)     (126)
                                   --------  --------  --------
      Total deferred....               798     1,529    (3,072)
                                   --------  --------  --------
      Total provision...           $21,553   $18,414   $16,562
                                   ========  ========  ========

                                     -F12-

Deferred tax liabilities (assets) at December 31, 1999 and 1998 are as follows (in thousands):

                                                    December 31,
                                               ----------------------
                                                  1999        1998
                                               ----------  ----------
      Capitalized software..............       $   1,194   $   1,068
      Unrealized exchange gain..........              --         192
      Depreciation and amortization.....             164          --
      Undistributed earnings of foreign
       subsidiaries.....................             616          --
                                               ----------  ----------
         Gross deferred tax liabilities.           1,974       1,260
                                               ----------  ----------
      Depreciation and amortization.....              --        (311)
      Operating loss carryforwards......          (1,563)     (1,774)
      Vacation and other accruals.......          (1,711)     (1,358)
      Inventory valuation and warranty
       provisions.......................          (1,853)     (1,246)
      Doubtful accounts and sales
       provisions.......................          (1,413)     (1,311)
      Unrealized exchange loss..........            (137)         --
      Intercompany profit...............            (782)       (599)
      Undistributed earnings of foreign
       subsidiaries.....................              --        (525)
      Other.............................            (462)       (615)
                                               ----------  ----------
         Gross deferred tax assets......          (7,921)     (7,739)
                                               ----------  ----------
      Valuation allowance...............             292         303
                                               ----------  ----------
      Net deferred tax asset............       $  (5,655)  $  (6,176)
                                               ==========  ==========

     A reconciliation of income taxes at the U.S. federal statutory income tax rate to the effective tax rate follows:
                                                        Years Ended December 31,
                                                        ------------------------
                                                         1999     1998     1997
                                                        ------   ------   ------
      U.S. federal statutory tax rate...............      35 %     35 %     35 %
      Foreign sales corporation benefit.............      (2)      (2)      (1)
      Foreign taxes less than federal statutory rate      (1)      --       --
      Foreign tax credits utilized..................      --       --       (1)
      Tax exempt interest...........................      (2)      (2)      (2)
      State income taxes, net of federal tax benefit       2        2        2
                                                        ------   ------   ------
         Effective tax rate...................            32 %     33 %     33 %
                                                        ======   ======   ======

      As of December 31, 1999, seven of the Company's subsidiaries have available, for income tax purposes, foreign net operating loss carryforwards of approximately $4.2 million, of which $3.1 million expire during the years 2002 - 2008 and $1.1 million of which may be carried forward indefinitely.

      A deferred income tax expense of $251,000 was provided in 1999 for the estimated U.S. federal taxes that will be paid upon the anticipated future repatriation of approximately $2.4 million of foreign undistributed earnings in the form of dividends. The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $1.9 million of non-U.S. subsidiaries' undistributed earnings as of December 31, 1999, because such earnings are intended to be reinvested indefinitely. These earnings would become subject to U.S. tax and foreign withholding tax, if they are actually or deemed to be remitted to the parent company as dividends or if the Company should sell its stock in these subsidiaries. If these earnings were distributed, foreign tax credits should become available under current law to reduce or eliminate the resulting U.S. income tax and foreign withholding tax liabilities.

Note 8: Acquisitions

     On August 31, 1999, the Company acquired all of the issued and outstanding shares of common stock of GfS Systemtechnik GmbH and related companies. The acquisition was accounted for as a purchase. The Company recorded a $2.1 million pre-tax charge against earnings during the third quarter of 1999 for the write-off of in-process GfS research and development technology that had not reached the working model stage. The Company also recorded $1.1 million of capitalized software development costs and $7.7 million of goodwill related to the acquisition, which are included in intangibles and other assets and are being amortized on a straight line basis over 5 years and 10 years, respectively.

                                     -F13-

      GfS has developed software products that are focused on the measurement and automation needs of the automotive industry. Its flagship software product is DIAdem, an easy to use rapid development environment for data acquisition, monitoring, visualization, open and closed loop control, analysis, automation and documentation. The Company allocated approximately $12.4 million of the purchase price to net assets, developed technology, workforce and goodwill. The Company allocated approximately $2.1 million to acquired in-process research and development (IPR&D). Seventy-eight percent of the acquired IPR&D pertain to the development of ASAM interface functionality demanded from all automotive companies as well as developing a 32-bit enhanced version of DIAdem. Specific enhancements include a new interface for DIAdem DATA, improvements to the NI-DAQ packet processing driver and improvements in the ASAM navigator. As of the acquisition date, the expected costs to complete the IPR&D were approximately $650,000 in 1999 and $200,000 in 2000.

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

      The consolidated financial statements include the operating results of each business from the date of acquisition. Proforma results of operation have not been presented because the effects of those operations were not material.

Note 9: Stockholders' equity

      Common stock

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

      Stock-based compensation plans

      At December 31, 1999, the Company has two active stock-based compensation plans and one inactive plan. The two active stock-based compensation plans are the 1994 Incentive Stock Option Plan and the Employee Stock Purchase Plan. No compensation cost has been recognized in the Company's financial statements for the fixed stock option plan and the stock purchase plan. If compensation cost for the Company's two active stock-based compensation plans were determined based on the fair value at the grant date for awards under those plans consistent with the method established by SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data).

                                                Years Ended December 31,
                                             -----------------------------
                                               1999       1998      1997
                                             --------   --------  --------
Net income                    As reported    $45,248    $37,386   $33,625
                              Pro-forma       38,742     31,281    29,829

Basic earnings per share      As reported    $  0.91    $  0.76   $  0.69
                              Pro-forma         0.78       0.63      0.61

Diluted earnings per share    As reported    $  0.87    $  0.73   $  0.67
                              Pro-forma         0.74       0.61      0.59

                                     -F14-

      Stock option plans

      The stockholders of the Company approved the 1994 Incentive Stock Option Plan on May 9, 1994. At the time of approval, 6,075,000 shares of the Company's common stock were reserved for issuance under this plan. In 1997, an additional 4,725,000 shares of the Company's common stock were reserved for issuance under this plan. The 1994 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of stock options to directors, executive officers and employees of the Company and its subsidiaries. Awards under the plan must be granted within ten years of the effective date of the 1994 Plan. Options granted may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares vests over a five to ten year period, beginning on the date of grant. Stock options must be exercised within ten years from date of grant. Stock options are issued at market price at the grant date. Shares available for grant at December 31, 1999 were 4,567,423.

      Transactions under all plans are summarized as follows:

                                                  Number of         Weighted
                                                 shares under   average exercise
                                                    option           price
                                                 ------------   ----------------
      Outstanding at December 31, 1996.           3,011,147     $      7.59
         Exercised.....................             (94,131)           7.68
         Canceled......................            (227,847)          10.31
         Granted.......................           1,868,103           14.73
                                                 ------------   ----------------
      Outstanding at December 31, 1997.           4,557,272           10.38
         Exercised.....................            (244,691)           5.11
         Canceled......................            (202,313)          14.57
         Granted.......................           1,481,866           22.53
                                                 ------------   ----------------
      Outstanding at December 31, 1998.           5,592,134           13.69
         Exercised.....................            (498,514)           9.94
         Canceled......................            (522,905)          16.22
         Granted.......................             946,247           20.41
                                                 ------------   ----------------
      Outstanding at December 31, 1999.           5,516,962     $     14.95
                                                 ============   ================

      Options exercisable at December 31:

         1997..........................           1,202,955     $      8.05
         1998..........................           1,855,802           10.29
         1999..........................           2,398,305           11.99

                                                                    Weighted
      Weighted average, grant date fair value                     average fair
      of options granted during:                                     value
                                                                ----------------
         1997..........................           1,868,103     $      6.77
         1998..........................           1,481,866           10.33
         1999..........................             946,247            8.57

                                December 31, 1999
--------------------------------------------------------------------------------
                Options Outstanding                      Options Exercisable
--------------------------------------------------  ----------------------------

                                        Weighted
                             Weighted    Average
                  Number     average    remaining    Number of      Weighted
  Exercise      of options   exercise  contractual    options       average
    price       outstanding   price     life (yrs)  exercisable  exercise price
--------------  -----------  --------  -----------  -----------  --------------
$ 6.44 -  8.78     865,844   $   6.55       5          675,159    $    6.54
  8.89 - 14.06   1,159,714       9.19       6          714,709         9.17
 14.44 - 14.44   1,245,958      14.44       7          542,539        14.44
 14.83 - 18.00     158,788      16.53       8           53,398        16.26
 18.33 - 33.00   2,086,658      21.83       9          412,500        22.01
  6.44 - 33.00   5,516,962      14.95       7        2,398,305        11.99

                                     -F15-

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                      1999        1998        1997
                                   ----------  ----------  ----------
      Dividend expense yield..             0%          0%          0%
      Expected life...........        5 years     5 years   7.2 years
      Expected volatility.....          35.5%       33.3%       30.6%
      Risk-free interest rate.           4.8%        5.6%        6.3%

      Employee stock purchase plan

      The Company's stock purchase plan became effective March 13, 1995 upon the first date of registration of the Company's Common Stock. The plan permits substantially all domestic employees and employees of designated subsidiaries to acquire the Company's Common Stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the participation period. The semi-annual periods begin on October 1 and April 1 of each year. Employees may designate up to 15% of their compensation for the purchase of Common Stock. Common Stock reserved for future employee purchases aggregated 2,607,523 shares at December 31, 1999. Shares issued under this plan were 208,649 in 1999. The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions:

                                      1999        1998        1997
                                   ----------  ----------  ----------
      Dividend expense yield..             0%          0%          0%
      Expected life...........       6 months    6 months    6 months
      Expected volatility.....            38%         40%         50%
      Risk-free interest rate.           4.2%        5.3%        5.2%

      Weighted average, grant date fair value
      of purchase rights granted under the        Number of     Weighted average
      Employee Stock Purchase Plan:                shares          fair value
                                                ------------    ----------------
           1997.....................               176,060        $    5.12
           1998.....................               195,179             5.16
           1999.....................               160,830             6.79

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

Note 10: Employee retirement plan

      The Company has a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code. Substantially all domestic employees with at least one year of continuous service are eligible to participate and may contribute up to 15% of their compensation. The Board of Directors has elected to make matching contributions equal to 50% of employee contributions, which may be applied, to a maximum of 6% of each participant's compensation. Company contributions vest immediately. Company contributions charged to expense were $1,087,000, $933,000 and $799,000 in 1999, 1998 and 1997, respectively.

                                     -F16-

Note 11: Financial instruments

      Fair value of financial instruments

      The estimated fair value amounts disclosed below have been determined by the Company using available market information and valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop these estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions could have a significant effect on the estimates. For certain financial instruments of the Company, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and the current portion of long-term debt, the carrying amount approximates fair value due to the short-term maturity of these instruments. The estimated fair values of the other assets (liabilities) of the Company's remaining financial instruments at December 31, 1999 and 1998 are as follows (in thousands):

                                                    December 31,
                                    ------------------------------------------
                                            1999                  1998
                                    --------------------  --------------------
                                     Carrying    Fair      Carrying    Fair
                                      Amount     Value      Amount     Value
                                    --------------------  --------------------
      Short-term investments.....   $ 83,525   $ 83,525   $ 49,158   $ 49,158

      Other assets/liabilities:
         Forward contracts.......        (41)       (41)    (1,151)    (1,151)
         Purchased options.......         --         --      1,194        467
      Long-term debt.............     (4,301)    (3,884)    (4,379)    (3,899)

      The fair values of short-term investments and foreign currency forward contracts were estimated based upon quotes from brokers as of the applicable balance sheet date. The fair value of long-term debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

Note 12: Derivative instruments and hedging activities

      The Company has operations in over 34 countries. Forty-seven percent of the Company's revenues are generated from international customers. The Company's activities expose it to a variety of market risks, including the effects of changes in foreign-currency exchange rates and interest rates. These financial risks are monitored and managed by the Company as an integral part of its overall risk management program.

      The Company maintains a foreign-currency risk management strategy that uses derivative instruments (foreign currency forward and purchased options contracts) to protect its interests from unanticipated fluctuations in earnings and cash flows caused by the volatility in currency exchange rates. Movements in foreign-currency exchange rates pose a risk to the Company's operations and competitive position, since exchange rate changes may affect the profitability, cash flow, and business and/or pricing strategies of non-U.S. based competitors.

      Foreign currency fair value and cash flow hedges

      The Company's foreign sales are denominated in the customers' local currency. The Company purchases foreign currency forward and purchased options contracts as hedges of anticipated sales that are denominated in foreign currencies and as hedges of foreign currency denominated receivables. These contracts are entered into to protect against the risk that the eventual dollar-net-cash inflows resulting from such sales or firm commitments will be adversely affected by changes in exchange rates.

      At December 31, 1999, the Company held forward contracts with a notional amount of $39.3 million that were designated as foreign currency fair value hedges of the Company's foreign denominated receivables. These contracts, which are for 90 day periods, had a carrying amount of $881,000 and a net realized gain of $881,000 recorded in the "Net Foreign Exchange Gain/(Loss)" line item in the Consolidated Statement of Income. The Company hedges up to 90% of its outstanding foreign denominated receivables.

      At December 31, 1999, the Company held forward contracts with a notional amount of $125.4 million that were designated as foreign currency cash flow hedges related to the Company's anticipated sales transactions. These contracts, which are for terms up to twenty-four months, had a pre-tax carrying amount of $(923,000) and a net unrealized deferred loss of $923,000 recorded in "Accumulated Other Comprehensive Income" line item in the Consolidated Balance Sheet. Based on the Company's estimates of future foreign exchange rates, it hedges between 65% and 80% of anticipated net cash inflows for the following 3 to 24 months.

                                     -F17-

      As of December 31, 1999, $1,570,000 of deferred gains on derivative instruments recorded in Accumulated Other Comprehensive Income are expected to be reclassified to earnings during the next twelve months. The actual foreign sales expected to occur over the next twelve months will necessitate the reclassifying to earnings of these derivative gains.

      For the year ended December 31, 1999, the Company recognized a net loss of $253,000 (reported in the "Net Foreign Exchange Gain/(Loss)" line item in the Consolidated Statement of Income), which represented the total ineffectiveness of all cash-flow hedges.

Note 13: Segment information

      In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. It also requires disclosures about products and services, geographic areas and major customers.

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

                                          Years Ended December 31,
                                     ----------------------------------
                                        1999        1998        1997
                                     ----------  ----------  ----------
Net sales:
North America:
  Unaffiliated customer sales...     $ 175,873   $ 153,435   $ 141,180
  Geographic transfers..........        41,739      32,451      29,128
                                     ----------  ----------  ----------
                                       217,612     185,886     170,308
                                     ----------  ----------  ----------
Europe:
  Unaffiliated customer sales...       108,801      86,961      66,318
                                     ----------  ----------  ----------
Asia Pacific:
  Unaffiliated customer sales...        44,909      33,834      33,381
                                     ----------  ----------  ----------
Eliminations....................       (41,739)    (32,451)    (29,128)
                                     ----------  ----------  ----------
                                     $ 329,583   $ 274,230   $ 240,879
                                     ==========  ==========  ==========

                                          Years Ended
                                          December 31,
                                     ----------------------
                                        1999        1998
                                     ----------  ----------
Operating income:
North America...................     $  48,679   $  44,669
Europe..........................        39,603      29,964
Asia Pacific....................        20,117      13,172
Unallocated:
Research and development
expenses........................       (45,531)    (34,757)
                                     ----------  ----------
                                     $  62,868   $  53,048
                                     ==========  ==========

      The Company's segment operating income disclosure for 1999 and 1998 has been conformed to the presentation required by SFAS No. 131. Management believes that the cost to develop comparative segment operating income information for 1997 would be excessive and accordingly, will not be presented.

                                          December 31,
                                     ----------------------
                                        1999        1998
                                     ----------  ----------
Identifiable assets:
North America...................     $ 261,709   $ 204,215
Europe..........................        34,457      29,978
Asia Pacific....................        22,587      15,593
                                     ----------  ----------
                                     $ 318,753   $ 249,786
                                     ==========  ==========

                                     -F18-

Note 14: Commitments and contingencies

      The Company has commitments under noncancelable operating leases primarily for office facilities and equipment. Future minimum lease payments as of December 31, 1999, for each of the next five years are as follows (in thousands):

           2000........................        $    950
           2001........................             831
           2002........................             789
           2003........................             477
           2004........................             432
           Thereafter..................              --
                                               ---------
                                               $  3,479
                                               =========

      Rent expense under operating leases was approximately $3.6 million, $2.6 million and $5.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Note 15: Quarterly results (unaudited)

      The following quarterly results have been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The unaudited quarterly financial data for each of the eight quarters in the two years ended December 31, 1999 are as follows (in thousands, except per share data):

                                                 Three Months Ended
                                  ----------------------------------------------
                                     March       June        Sept.       Dec.
                                      31,         30,         30,         31,
                                     1999        1999        1999        1999
                                  ----------  ----------  ----------  ----------
Net sales.......................  $  73,686   $  79,777   $  82,724   $  93,396
Gross profit....................     56,746      61,658      63,176      71,963
Operating income................     15,166      15,883      12,841      18,978
Income before cumulative effect
  of accounting change..........     10,560      11,257       9,946      14,037
Net income......................     10,008      11,257       9,946      14,037

Basic earnings per share:
  Income before cumulative
    effect of accounting change.  $    0.21   $    0.23   $    0.20   $    0.28
  Cumulative effect of
    accounting change, net of
    tax.........................      (0.01)         --          --          --
                                  ----------  ----------  ----------  ----------
  Basic earnings per share......  $    0.20   $    0.23   $    0.20   $    0.28
                                  ==========  ==========  ==========  ==========

Diluted earnings per share:
  Income before cumulative
    effect of accounting change.  $    0.20   $    0.22   $    0.19   $    0.27
  Cumulative effect of
    accounting change, net of
    tax.........................      (0.01)         --          --          --
                                  ----------  ----------  ----------  ----------
  Diluted earnings per share....  $    0.19   $    0.22   $    0.19   $    0.27
                                  ==========  ==========  ==========  ==========

Weighted average shares
outstanding:

  Basic.........................     49,484      49,725      49,855      50,029
  Diluted.......................     51,339      51,866      52,570      52,802

                                                 Three Months Ended
                                  ----------------------------------------------
                                     March       June        Sept.       Dec.
                                      31,         30,         30,         31,
                                     1998        1998        1998        1998
                                  ----------  ----------  ----------  ----------
Net sales.......................  $  65,353   $  67,770   $  67,874   $  73,233
Gross profit....................     49,784      51,681      51,588      55,990
Operating income................     12,784      13,033      11,994      15,237
Net income......................      8,831       9,198       8,527      10,830
Basic earnings per share........  $    0.18   $    0.19   $    0.17   $    0.22
Weighted average shares
  outstanding-basic.............     49,002      49,200      49,275      49,401
Diluted earnings per share......  $    0.17   $    0.18   $    0.17   $    0.21
Weighted average shares
  outstanding-diluted..........      51,150      51,300      50,925      51,150

                                     -F19-

                                   SCHEDULE II
                        NATIONAL INSTRUMENTS CORPORATION
                      VALUATION AND QUALIFYING ACCOUNTS(1)

                                 (In thousands)

Allowance for doubtful accounts

                                  Balance    Provision                Balance
                                    at          for      Write-Offs     at
                                 Beginning    Bad Debt   Charged to   End of
Year        Description          of Period    Expense    Allowances   Period
----    ----------------------   ---------   ----------  ----------  ---------
1997    Allowance for doubtful
        accounts                 $  2,420    $   1,914   $     334   $  4,000
1998    Allowance for doubtful
        accounts                    4,000          183         513      3,670
1999    Allowance for doubtful
        accounts                    3,670        1,455         982      4,143

Valuation allowances for excess and obsolete inventory

                                  Balance    Provision                Balance
                                    at          for      Write-Offs     at
                                 Beginning    Bad Debt   Charged to   End of
Year        Description          of Period    Expense    Allowances   Period
----    ----------------------   ---------   ----------  ----------  ---------
1997    Valuation allowances
        for excess and
        obsolete inventory       $  1,846    $   1,829   $     515   $  3,160
1998    Valuation allowances
        for excess and
        obsolete inventory          3,160           --       1,356      1,804
1999    Valuation allowances
        for excess and
        obsolete inventory          1,804        1,244         694      2,354


(1) Deferred tax assets valuation is omitted as required information. This information is shown in Note 7 to the consolidated financial statements.