Form 10-Q
period 2000-03-31
NATIONAL INSTRUMENTS CORP /DE/
filed 2000-05-15
CIK 935494

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)

    X    Quarterly  report  pursuant  to  Section  13 or 15(d) of the Securities
   ---   Exchange Act of 1934

For the fiscal quarter ended:  March 31, 2000 or

         Transition  report  pursuant  to  Section 13 or 15(d) of the Securities
   ---   Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number:     0-25426
                           ---------

                         NATIONAL INSTRUMENTS CORPORATION
              (Exact name of registrant as specified in its charter)

               Delaware                                  74-1871327
----------------------------------------     -----------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification Number)
     11500 North MoPac Expressway

             Austin, Texas                                 78759
----------------------------------------     -----------------------------------
    (address of principal executive                      (zip code)
               offices)

        Registrant's telephone number, including area code:  (512) 338-9119
                            --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding at May 10, 2000
     Common Stock - $0.01 par value                    50,266,028

                         NATIONAL INSTRUMENTS CORPORATION

            INDEX
                                                                        Page No.

            PART I.  FINANCIAL INFORMATION

Item 1      Financial Statements:

               Consolidated Balance Sheets

               March 31, 2000 (unaudited) and December 31, 1999............3

               Consolidated Statements of Income (unaudited)
               three months ended March 31, 2000 and 1999..................4

               Consolidated Statements of Cash Flows (unaudited)
               three months ended March 31, 2000 and 1999..................5

               Notes to Consolidated Financial Statements..................6

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................9

Item 3      Quantitative and Qualitative Disclosures about Market Risk ...15


            PART II.  OTHER INFORMATION

Item 1      Legal Proceedings.............................................16

Item 6      Exhibits and Reports on Form 8-K..............................16

                          PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                         NATIONAL INSTRUMENTS CORPORATION
                            CONSOLIDATED BALANCE SHEETS

                         (in thousands, except share data)

                                                      March 31,     December 31,
                                                        2000            1999
                                                    ------------    ------------
Assets                                               (unaudited)
Current assets:
  Cash and cash equivalents.....................     $   47,788      $   45,309
  Short-term investments........................         80,350          83,525
  Accounts receivable, net......................         62,574          58,279
  Inventories, net..............................         25,467          26,161
  Prepaid expenses and other current assets.....         15,674          11,216
  Deferred income tax, net......................          5,787           6,539
                                                    ------------    ------------
    Total current assets                                237,640         231,029
Property and equipment, net.....................         73,164          69,771
Intangibles and other assets....................         18,335          17,953
                                                    ------------    ------------
    Total assets................................     $  329,139      $  318,753
                                                    ============    ============
Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt.............     $      875      $      876
  Accounts payable..............................         20,071          23,318
  Accrued compensation..........................          9,921          11,021
  Accrued expenses and other liabilities........         10,195          10,326
  Income taxes payable..........................          8,211           4,739
  Other taxes payable...........................          4,694           6,988
                                                    ------------    ------------
    Total current liabilities...................         53,967          57,268
Long-term debt, net of current portion..........          3,626           4,301
Deferred income taxes...........................          2,949           2,949
                                                    ------------    ------------
    Total liabilities...........................         60,542          64,518
                                                    ------------    ------------
Commitments and contingencies                                --              --
Stockholders' equity:
  Common stock:  par value $.01; 180,000,000
  shares authorized; 50,164,290 and 50,047,182
  shares issued and outstanding, respectively...            502             500
Additional paid-in capital......................         59,887          58,830
Retained earnings...............................        211,513         198,849
Accumulated other comprehensive loss............         (3,305)         (3,944)
                                                    ------------    ------------
    Total stockholders' equity..................        268,597         254,235
                                                    ------------    ------------
    Total liabilities and stockholders' equity..     $  329,139      $  318,753
                                                    ============    ============

The accompanying notes are an integral part of these financial statements.

                         NATIONAL INSTRUMENTS CORPORATION
                         CONSOLIDATED STATEMENTS OF INCOME

                       (in thousands, except per share data)
                                    (unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                            2000         1999
                                                         ----------   ----------

Net sales..............................................   $ 94,105     $ 73,686
Cost of sales..........................................     22,240       16,940
                                                         ----------   ----------
  Gross profit........................................      71,865       56,746
                                                         ----------   ----------
Operating expenses:
  Sales and marketing.................................      34,762       27,023
  Research and development............................      12,346        9,250
  General and administrative..........................       6,704        5,307
                                                         ----------   ----------
    Total operating expenses..........................      53,812       41,580
                                                         ----------   ----------
    Operating income..................................      18,053       15,166
Other income (expense):
  Interest income, net................................       1,274          942
  Net foreign exchange loss...........................        (704)        (579)
                                                         ----------   ----------
Income before income taxes and cumulative effect of
  accounting change...................................      18,623       15,529
Provision for income taxes............................       5,959        4,969
                                                         ----------   ----------
Income before cumulative effect of accounting change..      12,664       10,560
Cumulative effect of accounting change................          --         (552)
                                                         ----------   ----------
    Net income........................................    $ 12,664     $ 10,008
                                                         ==========   ==========

Basic earnings per share:
  Income before cumulative effect of accounting change    $   0.25     $   0.21
  Cumulative effect of accounting change, net of tax..          --        (0.01)
                                                         ----------   ----------
  Basic earnings per share............................    $   0.25     $   0.20
                                                         ==========   ==========

Diluted earnings per share:
  Income before cumulative effect of accounting change    $   0.24     $   0.20
  Cumulative effect of accounting change, net of tax..          --        (0.01)
                                                         ----------   ----------
  Diluted earnings per share .........................    $   0.24     $   0.19
                                                         ==========   ==========

Weighted average shares outstanding:

  Basic ..............................................      50,112       49,484
  Diluted ............................................      53,415       51,339

The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                    (unaudited)
                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                             2000        1999
                                                          ----------  ----------
Cash flow from operating activities:

  Net income..........................................     $ 12,664    $ 10,008
  Adjustments to reconcile net income to cash provided
  by operating activities:
    Charges to income not requiring cash outlays:
      Depreciation and amortization...................        4,012       2,522
      Provision for deferred income taxes.............          744       1,049
    Changes in operating assets and liabilities:
      Increase in accounts receivable.................       (4,295)     (1,574)
      Decrease in inventory...........................          694         150
      Increase in prepaid expenses and other assets...       (4,278)     (1,498)
      (Decrease) increase in current liabilities......       (3,301)      3,611
                                                          ----------  ----------
    Net cash provided by operating activities.........        6,240      14,268
                                                          ----------  ----------

Cash flow from investing activities:
  Capital expenditures................................       (6,270)     (1,048)
  Additions to intangibles ...........................       (1,050)       (511)
  Purchases of short-term investments.................      (11,500)    (41,176)
  Sales of short-term investments.....................       14,675      37,842
                                                          ----------  ----------
    Net cash used in investing activities.............       (4,145)     (4,893)
                                                          ----------  ----------

Cash flow from financing activities:
  Repayments of long-term debt........................         (675)       (205)
  Net proceeds from issuance of common stock under
  employee plans......................................        1,059         536
                                                          ----------  ----------
    Net cash provided by financing activities.........          384         331
                                                          ----------  ----------

Net increase in cash and cash equivalents.............        2,479       9,706
Cash and cash equivalents at beginning of period......       45,309      51,538
                                                          ----------  ----------
Cash and cash equivalents at end of period............     $ 47,788    $ 61,244
                                                          ==========  ==========

The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of National Instruments Corporation and its consolidated subsidiaries at March 31, 2000 and December 31, 1999, and the results of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three-month periods ended March 31, 2000 and 1999, respectively, are as follows (in thousands):

                                                      (unaudited)
                                                       March 31,
                                                   2000        1999
                                                ----------  ----------
Weighted average shares outstanding-basic          50,112      49,484
Plus: Common share equivalents
    Stock options                                   3,303       1,855
                                                ----------  ----------
Weighted average shares outstanding-diluted        53,415      51,339
                                                ==========  ==========

At March 31, 1999, options to acquire 1,363,500 shares of common stock were excluded in the computations of diluted EPS because the effect of including the options would have been anti-dilutive. At March 31, 2000, there were no anti-dilutive options outstanding.

NOTE 3 - Inventories

Inventories consist of the following (in thousands):

                                       March 31,    December 31,
                                         2000           1999
                                      (unaudited)
                                      -----------   ------------
Raw materials                          $   9,810     $   11,115
Work-in-process                            1,125          2,402
Finished goods                            14,532         12,644
                                      -----------   ------------
                                       $  25,467     $   26,161
                                      ===========   ============

NOTE 4 - Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". The Company's comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the quarters ended March 31, 2000 and 1999 is $13.3 million and $10.4 million, respectively, and included other comprehensive income of $639,000 and $393,000 for the quarters ended March 31, 2000 and 1999, respectively.

NOTE 5 - Accounting for Derivatives and Hedging Activities

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

On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability ("fair value" hedge), as a hedge of the variability of cash flows to be received ("cash flow" hedge), or as a foreign-currency cash flow hedge ("foreign currency" hedge). Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as
- a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows. Changes in the fair value of derivatives that are highly effective as - and that are designated and qualify as - foreign-currency hedges are recorded in either current-period earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge (e.g., a hedge of a firm commitment that is to be settled in a foreign currency) or a cash-flow hedge (e.g., a foreign-currency-denominated forecasted transaction). All of the Company's derivative instruments at March 31, 2000 were designated as either foreign-currency fair value hedges or foreign-currency cash flow hedges.

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

NOTE 6 - Litigation

On May 2, 2000, the Company was served by Cognex Corporation, asserting patent infringement of two Cognex patents, copyright infringement, trademark infringement and unfair competition. Cognex seeks preliminary and permanent injunctive relief, actual monetary damages in an unspecified amount, and attorney's fees and costs. The Company intends to defend this lawsuit vigorously. The Company is unable to predict the outcome of the litigation at this time. Based on the facts we have reviewed to date, management does not expect the resolution of this matter to have a material adverse effect on the Company's business, results of operations or financial condition.

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

Results of Operations

   The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statements of income:

                                                        Three Months Ended
                                                             March 31,
                                                    -------------------------
                                                       2000           1999
                                                    ----------     ----------
Net sales:
   North America                                       51.5%          52.1%
   Europe                                              32.9           32.1
   Asia Pacific                                        15.6           15.8
                                                    ----------     ----------
   Consolidated net sales                             100.0          100.0
Cost of sales                                          23.6           23.0
                                                    ----------     ----------
   Gross profit                                        76.4           77.0
Operating expenses:
   Sales and marketing                                 37.0           36.6
   Research and development                            13.1           12.6
   General and administrative                           7.1            7.2
                                                    ----------     ----------
   Total operating expenses                            57.2           56.4
                                                    ----------     ----------
      Operating income                                 19.2           20.6
Other income (expense):
   Interest income, net                                 1.3            1.2
   Net foreign exchange loss                           (0.7)          (0.8)
                                                    ----------     ----------
Income before income taxes and cumulative effect
      of account change                                19.8           21.0
Provision for income taxes                              6.3            6.7
                                                    ----------     ----------
Income before cumulative effect of accounting
change                                                 13.5           14.3
Cumulative effect of accounting change, net of tax     --             (0.7)
                                                    ----------     ----------
   Net income                                          13.5%          13.6%
                                                    ==========     ==========

   Net Sales. Consolidated net sales for the first quarter of 2000 increased by $20.4 million or 28% over the comparable prior year quarter. The increase in sales is primarily attributable to the introduction of new and upgraded products, increased market acceptance of the Company's products in each of the geographical areas in which the Company operates, and an expanded customer base. North American sales in the first quarter of 2000 increased by 26% over the first quarter of 1999.

   Sales outside of North America, as a percentage of consolidated sales for the quarter ended March 31, 2000, increased to 48.5% from 47.9% in the comparable 1999 period as a result of strong sales in both Europe and Asia Pacific. Compared to 1999, the Company's European sales increased by 31% to $31.0 million for the quarter ended March 31, 2000. Sales in Asia Pacific increased by 26% to $14.7 million in the quarter ended March 31, 2000 compared to 1999. The Company expects sales outside of North America to continue to represent a significant portion of its revenue.

   The Company's international sales are subject to inherent risks, including fluctuations in local economies; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. The Company's sales outside of North America are denominated in local currencies, and accordingly, the Company is subject to the risks associated with fluctuations in currency rates. In particular, increases in the value of the dollar against foreign currencies decrease the U.S. dollar value of foreign sales requiring the Company either to increase its price in the local currency, which could render the Company's product prices noncompetitive, or to suffer reduced revenues and gross margins as measured in U.S. dollars. These dynamics have adversely affected revenue growth in international markets in previous years. The Company's foreign currency hedging program includes both foreign currency forward and purchased option contracts to reduce the effect of exchange rate fluctuations. However, the hedging program will not eliminate all of the Company's foreign exchange risks. (See "Net Foreign Exchange Gain/Loss" below).

   Sales made by the Company's direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the US dollar equivalent of these sales is affected by changes in the weighted average value of the US dollar. This weighted average is calculated as the percentage change in the value of the currency relative to the US dollar, multiplied by the proportion of international sales recorded in the particular currency. Between the first quarter of 1999 and the first quarter of 2000 the weighted average value of the US dollar increased by 2.6%, causing an equivalent decrease in the US dollar value of the Company's foreign currency sales and expenses. If the weighted average value of the US dollar in the first quarter of 2000 had been the same as that in the first quarter of 1999, the Company's sales for the first quarter of 2000 would have been $95.3 million, a 29% increase over the first quarter of 1999. This effect is 1.2% of consolidated net sales in the aggregate. European sales for the first quarter of 2000 would have been $32.9 million, a 39% increase in first quarter 2000 sales over first quarter 1999. Asia Pacific sales for the first quarter of 2000 would have been $13.9 million, a 20% increase in first quarter 2000 sales over first quarter 1999 sales. Since most of the
Company's international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing operating expenses by $431,000 for the quarter ended March 31, 2000.

   Gross Profit. As a percentage of net sales, gross profit decreased to 76.4% for the first quarter of 2000 from 77.0% for the first quarter of 1999. The marketplace for the Company's products dictates that many of the Company's products be shipped very quickly after an order is received. As a result, the Company is required to maintain significant inventories. Therefore, inventory obsolescence is a risk for the Company due to frequent engineering changes, shifting customer demand, the emergence of new industry standards and rapid technological advances including the introduction by the Company or its competitors of products embodying new technology. While the Company maintains valuation allowances for excess and obsolete inventory and management continues to monitor the adequacy of such valuation allowances, there can be no assurance that such valuation allowances will be sufficient.

   The Company believes that with the addition of its fourth production line put in place in the first quarter of 2000 its manufacturing capacity will be adequate to meet anticipated needs for 2000.

   Sales and Marketing. Sales and marketing expenses for the first quarter of 2000 increased to $34.8 million, a 29% increase, as compared to the first quarter of 1999. As a percentage of net sales, sales and marketing expenses were 37.0% and 36.6% for the three months ended March 31, 2000 and 1999, respectively. The increase in these expenses in absolute dollar amounts and as a percentage of revenue is primarily attributable to programs to increase the Company's international presence in both the European and Asia Pacific markets, increase in sales and marketing personnel both internationally and in North America, increased marketing for new products and an increase in Web marketing and sales activities. The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on initial marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in the Web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

   Research and Development. Research and development expenses increased to $12.3 million for the quarter ended March 31, 2000, a 33% increase, as compared to $9.3 million for the three months ended March 31, 1999. As a percentage of net sales, research and development expenses increased to 13.1% for the quarter ended March 31, 2000, from 12.6% for the quarter ended March 31, 1999. The increase in research and development costs in absolute amounts and as a percentage of sales in each period was primarily due to increases in personnel costs from hiring of additional product development engineers. The Company believes that a significant, on-going investment in research and development is required to remain competitive.

   The Company capitalizes software development costs in accordance with the SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company amortizes such costs over the related product's estimated economic life, generally three years, beginning when a product becomes available for general release. Software amortization expense totaled $602,000 and $589,000 for the quarters ended March 31, 2000 and 1999, respectively. Software development costs capitalized were $990,000 and $386,000 for the quarters ended March 31, 2000 and 1999, respectively. The amounts capitalized in the first quarter of 2000 related to the development of LabVIEW
6.0 and NI DAQ 6.7. During the quarter ended March 31, 2000, the Company amortized $161,000 of goodwill related to the acquisition of GfS Systemtechnik GmbH on August 31, 1999.

   General and Administrative. General and administrative expenses for the first quarter ended March 31, 2000 increased 26% to $6.7 million from $5.3 million for the comparable prior year period. As a percentage of net sales, general and administrative expenses declined to 7.1% for the first quarter of 2000 as compared to 7.2% for the first quarter of 1999. The Company's general and administrative expenses increased in absolute dollars mainly due to additional personnel. The Company expects that general and administrative expenses in future periods will increase in absolute amounts and will fluctuate as a percentage of net sales.

   Interest Income, Net. Net interest income in the first quarter of 2000 increased to $1.3 million from $942,000 in the first quarter of 1999. Net interest income has represented approximately one percent of net sales and has fluctuated as a result of investment balances, bank borrowings and interest terms thereon.

   Net Foreign Exchange Gain (Loss). The Company experienced net foreign exchange losses in the first quarter of 2000 of $704,000 compared to losses of $579,000 in the first quarter of 1999. These results are attributable to movements between the US dollar and the local currencies in countries in which the Company's sales subsidiaries are located. The increase in net foreign exchange losses recognized in the first quarter of 2000 is mainly due to the weakening of the euro and yen, which resulted in higher losses in 2000 than it did in the first quarter of 1999. The Company recognizes the local currency as the functional currency of its international subsidiaries. To minimize this foreign currency risk the Company engages in hedging activities by utilizing foreign currency forward exchange and option contracts.

   The Company utilizes foreign currency forward exchange contracts to economically hedge a majority of its foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. The Company typically limits the duration of its foreign currency forward exchange contracts to 90 days.

   The Company utilizes foreign currency forward exchange contracts and foreign currency purchased option contracts in order to reduce its exposure to fluctuations in future net foreign currency cash flows. The Company's policy allows for the purchase of these contracts for up to 90% of its risk and limits the duration of these contracts to 24 months. It also requires that the foreign currency purchased option contracts be purchased 5% "out-of-the-money." As a result, the Company's hedging activities only partially address its risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. The Company does not invest in contracts for speculative purposes. The Company's hedging strategy has reduced the foreign exchange losses by $2.1 million for the three-month period ended March 31, 2000.

   Effective January 1, 1999, the Company elected to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." (See Note 5 of Notes to Consolidated Financial Statements.)

   Provision for Income Taxes. The provision for income taxes reflects an effective tax rate of 32% for the three months ended March 31, 2000 and 1999. As of March 31, 2000, seven of the Company's subsidiaries had available, for income tax purposes, foreign net operating loss carryforwards of approximately $3.6 million, of which $2.5 million expires between 2002 and 2008. The remaining $1.1 million of loss carryforwards may be carried forward indefinitely to offset future taxable income in the related tax jurisdictions.

Liquidity and Capital Resources

   The Company is currently financing its operations and capital expenditures through cash flow from operations. At March 31, 2000, the Company had working capital of approximately $183.7 million compared to $173.8 million at December 31, 1999.

   Accounts receivable increased to $62.6 million at March 31, 2000 from $58.3 million at December 31, 1999. Days sales outstanding increased to 61 at March 31, 2000 compared to 57 at December 31, 1999. Consolidated inventory balances decreased to $25.5 million at March 31, 2000 from $26.2 million at December 31, 1999. Inventory turns of 3.5 represent a slight decrease from turns of 3.6 at December 31, 1999. Cash used in the first three months of 2000 for the purchase of the property and equipment totaled $6.3 million and for the capitalization of software development costs totaled $990,000.

   The Company is currently planning to break ground for an office building ("Mopac C") to be located on the North Austin campus. It is currently anticipated that a significant portion of the construction costs will be paid out of the Company's existing working capital with any remaining costs being funded through credit from the Company's current financial institutions. The Company estimates the total cost for the new building, including furniture, fixtures and equipment, will range from $58 million to $62 million with approximately $15.5 million expected to be incurred during 2000 and the remainder in 2001. In October of 2000, the Company plans to enter into firm commitments of approximately $60 million for the new building. The actual level of spending may vary depending on a variety of factors, including unforeseen difficulties in construction. Upon completion of the Mopac C building, the Company intends to vacate its existing 136,000 sq. ft. Millenium office building. The Company intends to lease the Millenium building to a third party.

   The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances, internally generated funds, and financing arrangements with its current financial institutions. The Company has a $28.5 million credit agreement with Bank of America N.A. which consists of (i) a $20.0 million revolving line of credit, and
(ii) an $8.5 million manufacturing facility loan. As of March 31, 2000, the Company had no outstanding balance on the revolving line of credit and had a balance of $4.1 million on the manufacturing facility loan. The revolving line of credit expires on December 29, 2000. The Company's credit agreements contain certain financial covenants and restrictions as to various matters, including the bank's prior approval of significant mergers and acquisitions. Borrowings under the line of credit are collateralized by substantially all of the Company's assets.

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

   Foreign Exchange Risk Management. The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on the Company's earnings and cash flow. Accordingly, the Company utilizes purchased foreign currency option contracts and forward contracts to hedge its exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. The Company monitors its foreign exchange exposures regularly to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on its results of operations and financial position. Based on the foreign exchange instruments outstanding at March 31, 2000, an adverse change (defined as 20% in the Asian currencies, primarily the yen, and 10% in all other currencies) in exchange rates would result in a decline in income before taxes of less than $18 million. Additionally, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, management believes that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure.

   Short-term Investments. The fair value of the Company's investments in marketable securities at March 31, 2000 was $80.4 million. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies the marketable securities portfolio by investing in multiple types of investment-grade securities. The Company's investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on the Company's investment portfolio and interest rates at March 31, 2000, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $400,000, respectively, in the fair value of the investment portfolio, which is not significantly different from December 31, 1999. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

Issues and Outlook

   Fluctuations in Quarterly Results. The Company's quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including: changes in the mix of products sold; the availability and pricing of components from third parties (especially sole sources); the timing of orders; level of pricing of international sales; fluctuations in foreign currency exchange rates; the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales; and changes in pricing policies by the Company, its competitors or suppliers. Specifically, if the local currencies in which the Company sells weaken against the US dollar, and if the local sales prices cannot be raised, the Company will experience a deterioration of its gross and net profit margins. The Company expects the increased costs of the fourth manufacturing line and an adverse change in the European foreign currency exchange rates to have a negative effect on gross and net profit margins in future quarters.

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

   In recent years, the Company's revenues have been characterized by seasonality, with revenues typically being relatively constant in the first, second and third quarters, growing in the fourth quarter and being relatively flat or declining from the fourth quarter of the year to the first quarter of the following year. The Company's results of operations in the third quarter of 2000 may be adversely affected by lower sales levels in Europe, which typically occur during the summer months. The Company believes the seasonality of its revenue results from the international mix of its revenue and the variability of the budgeting and purchasing cycles of its customers throughout each international region. In addition, total operating expenses have in the past tended to be higher in the second and third quarters of each year, due to college recruiting and significantly increased intern personnel expenses.

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

   Risks associated with Increased Development of Web site. The Company has devoted significant resources in developing its Web site as a key marketing and sales tool and expects to continue to do so in the future. There can be no assurance that the Company will be successful in its attempt to leverage the Web to increase sales. The Company hosts its own Web site internally. Failure to successfully maintain the Web site and to protect it from hackers could have a significant impact on the Company's results.

   Operation in Intensely Competitive Markets. The markets in which the Company operates are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than the Company, and the Company expects to face further competition from new market entrants in the future. A key competitor is Agilent Technologies Inc. ("Agilent"). Agilent offers its own line of instrument controllers and also offers hardware and software add-on products for third-party desktop computers and workstations that provide solutions that directly compete with the Company's virtual instrumentation products. Agilent is aggressively advertising and marketing products that are competitive with the Company's products. Because of Agilent's strong position in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse effect on the Company operating results.

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

   Proprietary Rights and Intellectual Property Litigation. The Company's success depends in part on its ability to obtain and maintain patents and other proprietary rights relative to the technologies used in its principal products. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may have in the past infringed or violated certain of the Company's intellectual property rights. The Company is currently litigating a complaint in federal court alleging patent infringement by the products of the defendant. As is typical in the industry, the Company from time to time may be notified that it is infringing certain patent or intellectual property rights of others. On May 2, 2000, the Company was served by Cognex Corporation, asserting patent infringement of two Cognex patents, copyright infringement, trademark infringement and unfair competition. Cognex seeks preliminary and permanent injunctive relief, actual monetary damages in an unspecified amount, and attorney's fees and costs. The Cognex litigation, invalidity claims in response to the previously mentioned patent infringement complaint initiated by the Company, and any other intellectual property litigation initiated in the future may cause significant litigation expense, liability and a diversion of management's attention which may have a material adverse effect on results of operations.

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

                            PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

   On May 2, 2000, the Company was served by Cognex Corporation in the United States District Court for the District of Delaware. Cognex asserted the following claims: patent infringement of two Cognex patents, copyright infringement, trademark infringement, federal unfair competition, Delaware unfair competition, and Massachusetts statutory unfair competition. Cognex seeks preliminary and permanent injunctive relief, actual monetary damages in an unspecified amount, and attorney's fees and costs. A trial has not yet been scheduled in this action. The Company intends to defend this lawsuit vigorously.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits.

         11.1  Computation of Earnings Per Share

   (b)   Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

                                     SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NATIONAL INSTRUMENTS CORPORATION
                           Registrant

                           BY:   /s/ Alex Davern
                                 ------------------------------
                                 Alex Davern
                                 Chief Financial Officer and Treasurer
                                 (principal financial and accounting officer)





Dated:  May 15, 2000

                         NATIONAL INSTRUMENTS CORPORATION

                                 INDEX TO EXHIBITS

      Exhibit No.                   Description                     Page
      -----------                   -----------                     ----
          11.1           Statement Regarding Computation             19
                         of Earnings per Share