Form 10-Q
period 2000-06-30
NATIONAL INSTRUMENTS CORP /DE/
filed 2000-08-14
CIK 935494

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended: June 30, 2000 or

[_]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________ Commission file number: 0-25426 NATIONAL INSTRUMENTS CORPORATION (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-1871327 (I.R.S. Employer Identification Number)

11500 North MoPac Expressway Austin, Texas (address of principal executive offices)	78759 (zip code)

Registrant’s telephone number, including area code: (512) 338-9119

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [_]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock - $0.01 par value	Outstanding at August 9, 2000 50,366,687

NATIONAL INSTRUMENTS CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	June 30, 2000 (unaudited)	December 31, 1999
Assets
Current assets:
Cash and cash equivalents	$ 60,126	$ 45,309
Short-term investments	80,364	83,525
Accounts receivable, net	63,280	58,279
Inventories, net	27,486	26,161
Prepaid expenses and other current assets	14,304	11,216
Deferred income tax, net	5,243	6,539

Total current assets	250,803	231,029
Property and equipment, net	76,269	69,771
Intangibles and other assets	20,292	17,953

Total assets	$ 347,364	$ 318,753

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$ 867	$ 876
Accounts payable	25,528	23,318
Accrued compensation	11,981	11,021
Accrued expenses and other liabilities	6,030	10,326
Income taxes payable	3,581	4,739
Other taxes payable	5,763	6,988

Total current liabilities	53,750	57,268
Long-term debt, net of current portion	3,688	4,301
Deferred income taxes	2,948	2,949

Total liabilities	60,386	64,518

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock: par value $.01; 180,000,000 shares authorized;
50,333,651 and 50,047,182 shares issued and outstanding, respectively	503	500
Additional paid-in capital	63,091	58,830
Retained earnings	225,945	198,849
Accumulated other comprehensive loss	(2,561)	(3,944)

Total stockholders’ equity	286,978	254,235

Total liabilities and stockholders’ equity	$ 347,364	$ 318,753

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Net sales	$ 99,550	$ 79,777	$ 193,655	$ 153,463
Cost of sales	24,030	18,119	46,269	35,059

Gross profit	75,520	61,658	147,386	118,404

Operating expenses:
Sales and marketing	34,442	28,674	69,205	55,697
Research and development	13,752	11,214	26,098	20,464
General and administrative	7,151	5,887	13,855	11,194

Total operating expenses	55,345	45,775	109,158	87,355

Operating income	20,175	15,883	38,228	31,049
Other income (expense):
Interest income, net	1,336	954	2,525	1,757
Net foreign exchange loss and other	(289)	(283)	(907)	(723)

Income before income taxes and cumulative effect of
accounting change	21,222	16,554	39,846	32,083
Provision for income taxes	6,791	5,297	12,751	10,266

Income before cumulative effect of accounting change	14,431	11,257	27,095	21,817
Cumulative effect of accounting change	—	—	—	(552)

Net income	$ 14,431	$ 11,257	$ 27,095	$ 21,265

Basic earnings per share:
Income before cumulative effect of accounting change	$ 0.29	$ 0.23	$ 0.54	$ 0.44
Cumulative effect of accounting change, net of tax .	—	—	—	(0.01)

Basic earnings per share	$ 0.29	$ 0.23	$ 0.54	$ 0.43

Diluted earnings per share:
Income before cumulative effect of accounting change	$ 0.27	$ 0.22	$ 0.51	$ 0.42
Cumulative effect of accounting change, net of tax .	—	—	—	(0.01)

Diluted earnings per share	$ 0.27	$ 0.22	$ 0.51	$ 0.41

Weighted average shares outstanding:
Basic	50,274	49,725	50,193	49,605
Diluted	53,567	51,866	53,490	51,600

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended June 30,
	2000	1999
Cash flow from operating activities:
Net income	$ 27,095	$ 21,265
Adjustments to reconcile net income to cash provided by operating activities:
Charges to income not requiring cash outlays:
Depreciation and amortization	8,023	5,365
Provision for deferred income taxes	1,289	1,047
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,001)	(4,261)
Increase in inventory	(1,325)	(2,279)
Increase in prepaid expense and other assets	(2,464)	(1,116)
(Decrease)/increase in current liabilities	(3,493)	3,889

Net cash provided by operating activities	24,124	23,910

Cash flow from investing activities:
Capital expenditures	(12,445)	(3,454)
Additions to intangibles	(3,647)	(598)
Purchases of short-term investments	(25,535)	(120,702)
Sales of short-term investments	28,696	106,960

Net cash used in investing activities	(12,931)	(17,794)

Cash flow from financing activities:
Repayments of long-term debt	(640)	(414)
Net proceeds from issuance of common stock under employee plans	4,264	3,499

Net cash provided by financing activities	3,624	3,085

Net increase in cash and cash equivalents	14,817	9,201
Cash and cash equivalents at beginning of period	45,309	51,538

Cash and cash equivalents at end of period	$ 60,126	$ 60,739

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Basis of Presentation

The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company’s annual report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of National Instruments Corporation and its consolidated subsidiaries at June 30, 2000 and December 31, 1999, and the results of operations for the three-month and six-month periods ended June 30, 2000 and 1999, and the cash flows for the six-month periods ended June 30, 2000 and 1999. Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2 — Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. Common share equivalents include stock options. The number of common share equivalents outstanding relating to stock options is computed using the treasury stock method.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three-month and six-month periods ended June 30, 2000 and 1999, respectively, are as follows (in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2000	1999	2000	1999
Weighted average shares outstanding-basic	50,274	49,725	50,193	49,605
Plus: Common share equivalents
Stock options	3,293	2,141	3,297	1,995

Weighted average shares outstanding-diluted	53,567	51,866	53,490	51,600

Stock options to acquire 1,118,538 and 9,000 shares for the quarters ended June 30, 2000 and 1999, respectively, and 628,253 and 1,287,000 shares for the six months ended June 30, 2000 and 1999, respectively were not included in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

NOTE 3 – Inventories, net

Inventories consist of the following (in thousands):

	June 30, 2000 (unaudited)	December 31, 1999
Raw materials	$11,907	$11,115
Work-in-process	1,587	2,402
Finished goods	13,992	12,644

	$27,486	$26,161

NOTE 4 — Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”. The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities. Total comprehensive income for the quarters ended June 30, 2000 and 1999 is $15.2 million and $11.9 million, respectively, and included other comprehensive income of $745,000 and $690,000, respectively. For the first six months of 2000 and 1999, comprehensive income is $28.5 million and $22.3 million, respectively, and included other comprehensive income of $1.4 million and $1.1 million, respectively.

NOTE 5 – Segment Information

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

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2000	1999	2000	1999
Net sales:
Americas:
Unaffiliated customer sales	$ 53,750	$ 43,549	$ 102,168	$ 81,934
Geographic transfers	12,557	10,187	25,928	19,946

	66,307	53,736	128,096	101,880

Europe:
Unaffiliated customer sales	33,086	25,647	64,062	49,307

Asia Pacific:
Unaffiliated customer sales	12,714	10,581	27,425	22,222

Eliminations	(12,557)	(10,187)	(25,928)	(19,946)

	$ 99,550	$ 79,777	$ 193,655	$ 153,463

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2000	1999	2000	1999
Operating income:
Americas	$ 11,958	$ 12,867	$ 25,321	$ 23,194
Europe	12,014	9,441	22,470	17,470
Asia Pacific	9,955	4,789	16,535	10,848
Unallocated:
Research and development expenses	(13,752)	(11,214)	(26,098)	(20,463)

	$ 20,175	$ 15,883	$ 38,228	$ 31,049

	June 30, 2000 (unaudited)	December 31, 1999
Identifiable assets:
Americas	$292,169	$261,709
Europe	33,317	34,457
Asia Pacific	21,878	22,587

	$347,364	$318,753

NOTE 6 – Litigation

     On May 2, 2000, the Company was served by Cognex Corporation, asserting patent infringement of two Cognex patents, copyright infringement, trademark infringement and unfair competition. Cognex seeks preliminary and permanent injunctive relief, actual monetary damages in an unspecified amount and attorney’s fees and costs. On June 21, 2000 the Company filed a response to their lawsuit denying all claims. The Company is defending this lawsuit vigorously. The Company is unable to predict the outcome of the litigation at this time. Based on the facts we have reviewed to date, management does not expect the resolution of this matter to have a material adverse effect on the Company’s business, results of operations or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding the future financial performance or operations of the Company (including, without limitation, statements to the effect that the Company “expects,” “plans,” “may,” “will,” “projects,” “continues,” or “estimates” or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company’s results, please refer to the Issues and Outlook section and financial statement line item discussions below. Readers are also encouraged to refer to the Company’s Annual Report on Form 10-K for further discussion of the Company’s business and the risks and opportunities attendant thereto.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Company’s consolidated statements of income:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2000	1999	2000	1999
Net sales:
Americas	54.0%	54.6%	52.8%	53.4%
Europe	33.2	32.1	33.1	32.1
Asia Pacific	12.8	13.3	14.1	14.5

Consolidated net sales	100.0	100.0	100.0	100.0
Cost of sales	24.1	22.7	23.9	22.9

Gross profit	75.9	77.3	76.1	77.1

Operating expenses:
Sales and marketing	34.6	35.9	35.7	36.3
Research and development	13.8	14.1	13.5	13.3
General and administrative	7.2	7.4	7.2	7.3

Total operating expenses	55.6	57.4	56.4	56.9

Operating income	20.3	19.9	19.7	20.2
Other income (expense):
Interest income, net	1.3	1.1	1.3	1.1
Net foreign exchange gain/(loss) and other
	(0.3)	(0.3)	(0.4)	(0.4)

Income before income taxes and cumulative
effect of accounting change	21.3	20.7	20.6	20.9
Provision for income taxes	6.8	6.6	6.6	6.7

Income before cumulative effect of
accounting change	14.5	14.1	14.0	14.2
Cumulative effect of accounting change, net
of tax	—	—	—	(0.3)

Net income	14.5%	14.1%	14.0%	13.9%

     Net Sales.   Consolidated net sales increased by $19.8 million or 25% for the three months ended June 30, 2000 to $99.6 million from $79.8 million for the three months ended June 30, 1999, and increased $40.2 million or 26% to $193.7 million for the six months ended June 30, 2000 from $153.5 million for the comparable period in the prior year. The increase in sales is primarily attributable to the introduction of new and upgraded products, increased market acceptance of the Company’s products in each of the geographical areas in which the Company operates, and an expanded customer base. Sales in the Americas in the second quarter of 2000 increased by 23% over the second quarter of 1999 and sales in the Americas for the six months ended June 30, 2000 increased 25% from the six months ended June 30, 1999. Included in the current quarter is $1.0 million of revenue related to a non-recurring royalty from one of the Company’s software products.

     Sales outside of North America, as a percentage of consolidated sales for the quarter ended June 30, 2000 increased to 46% from 45% over the comparable 1999 period as a result of strong sales in both Europe and Asia Pacific. International sales as a percentage of consolidated sales for the six months ended June 30, 2000 remained flat at 47% versus the six month period ended June 30, 1999. Compared to 1999, the Company’s European sales increased by 29% to $33.1 million for the quarter ended June 30, 2000 and by 30% to $64.1 million for the six months ended June 30, 2000. Sales in Asia Pacific increased by 20% to $12.7 million in the quarter ended June 30, 2000 compared to 1999 and increased 23% to $27.4 million for the six months ended June 30, 2000 compared to the same period in 1999. The Company expects sales outside of North America to continue to represent a significant portion of its revenue.

     The Company’s international sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws.

     The Company’s sales outside of North America are denominated in local currencies, and accordingly, the Company is subject to the risks associated with fluctuations in currency rates. In particular, increases in the value of the dollar against foreign currencies decrease the U.S. dollar value of foreign sales requiring the Company either to increase its price in the local currency, which could render the Company’s product prices noncompetitive, or to suffer reduced revenues and gross margins as measured in U.S. dollars. These dynamics have adversely affected revenue growth in international markets in previous years. The Company’s foreign currency hedging program includes both foreign currency forward and purchased option contracts to reduce the effect of exchange rate fluctuations. However, the hedging program will not eliminate all of the Company’s foreign exchange risks. (See “Net Foreign Exchange Gain/Loss” below).

     Sales made by the Company’s direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the weighted average value of the U.S. dollar. This weighted average is calculated as the percentage change in the value of the currency relative to the U.S. dollar, multiplied by the proportion of international sales recorded in the particular currency. Between the second quarter of 1999 and the second quarter of 2000 the weighted value of the U.S. dollar increased by 6.8%, causing an equivalent decrease in the U.S. dollar value of the Company’s foreign currency sales and expenses. If the weighted average value of the U.S. dollar in the second quarter of 2000 had been the same as that in the second quarter of 1999, the Company’s growth rate for the second quarter of 2000 would have been 28%. European sales for the second quarter of 2000 would have increased by 41% over the second quarter 1999. Asia Pacific sales for the second quarter of 2000 would have increased by 16% over the second quarter 1999 sales. If the weighted average value of the dollar in the six months ended June 30, 2000 had been the same as that in the six months ended June 30, 1999, the Company’s year-to-date sales would have increased by 29% over 1999 year-to-date sales. Since most of the Company’s international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing operating expenses $1.6 million for the six months ended June 30, 2000 and by $733,000 for the quarter ended June 30, 2000.

     Gross Profit.   As a percentage of net sales, gross profit decreased to 75.9% for the second quarter of 2000 from 77.3% for the second quarter of 1999 and decreased to 76.1% for the first six months of 2000 from 77.1% for the comparable period a year ago. The decrease in margin for both the second quarter and the six months ended June 30, 2000 compared to the prior year periods is partially attributable to unfavorable foreign currency exchange rates.

     The marketplace for the Company’s products dictates that many of the Company’s products be shipped very quickly after an order is received. As a result, the Company is required to maintain significant inventories. Therefore, inventory obsolescence is a risk for the Company due to frequent engineering changes, shifting customer demand, the emergence of new industry standards and rapid technological advances including the introduction by the Company or its competitors of products embodying new technology. While the Company maintains valuation allowances for excess and obsolete inventory and management continues to monitor the adequacy of such valuation allowances, there can be no assurance that such valuation allowances will be sufficient.

     The Company believes that with the addition of its fourth production line put in place in the first quarter of 2000, its manufacturing capacity will be adequate to meet anticipated needs for 2000.

     Sales and Marketing.   Sales and marketing expenses for the second quarter of 2000 increased to $34.4 million, a 20% increase, as compared to the second quarter of 1999 and increased 24% to $69.2 million for the first six months of 2000 from the comparable 1999 period. As a percentage of net sales, sales and marketing expenses were 34.6% and 35.9% for the three months ended June 30, 2000 and 1999, respectively, and 35.7% and 36.3% for the six months ended June 30, 2000 and 1999, respectively. The increase in these expenses in absolute dollar amounts is primarily attributable to programs to increase the Company’s international presence in both the European and Asia Pacific markets, increase in sales and marketing personnel both internationally and in North America, increased marketing for new products and an increase in web marketing and sales activities. The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on new recruiting, initial marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

     Research and Development.   Research and development expenses increased to $13.8 million for the quarter ended June 30, 2000, a 23% increase, as compared to $11.2 million for the three months ended June 30, 1999, and increased 28% to $26.1 million for the six months ended June 30, 2000 from the comparable 1999 period. As a percentage of net sales, research and development expenses decreased to 13.8% for the quarter ended June 30, 2000, from 14.1% for the quarter ended June 30, 1999, and increased to 13.5% for the six months ended June 30, 2000, from 13.3% for the comparable 1999 period. The increase in research and development costs in absolute amounts and as a percentage of sales for the six month period ended June 30, 2000 was primarily due to increases in personnel costs from hiring of additional product development engineers. Research and development personnel increased from 417 at June 30, 1999 to 646 at June 30, 2000. The Company believes that a significant, on-going investment in research and development is required to remain competitive.

     The Company capitalizes software development costs in accordance with the SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” The Company amortizes such costs over the related product’s estimated economic life, generally three years, beginning when a product becomes available for general release. Software amortization expense totaled $577,000 and $496,000 for the quarters ended June 30, 2000 and 1999, respectively, and $1.2 million and $1.1 million during the six months ended June 30, 2000 and 1999, respectively. Software development costs capitalized were $1.2 million and $213,000 for the quarters ended June 30, 2000 and 1999, respectively, and $2.2 million and $598,000 for the first six months of 2000 and 1999, respectively. The amounts capitalized in the second quarter and first six months of 2000 related to the development of a new version of LabVIEW and NI DAQ 6.8.

     During the quarter and six month period ended June 30, 2000, the Company amortized $183,000 and $344,000, respectively of goodwill related to the acquisition of GfS Systemtechnik GmbH on August 31, 1999.

     General and Administrative.   General and administrative expenses for the second quarter ended June 30, 2000 increased 21% to $7.2 million from $5.9 million for the comparable prior year period. For the first six months of 2000, general and administrative expenses increased 24% to $13.9 million from $11.2 million for the first six months of 1999. As a percentage of net sales, general and administrative expenses decreased to 7.2% for the quarter ended June 30, 2000 from 7.4% for the second quarter of 1999. During the first six months of 2000, general and administrative expenses decreased as a percentage of sales to 7.2% from 7.3% for the comparable prior year period. The Company’s general and administrative expense increased in absolute dollars mainly due to additional personnel and certain legal costs related to patent disputes. The decrease in general and administrative expenses as a percent of sales is due to operational efficiencies resulting from the continued systems integration. The Company expects that general and administrative expense in future periods will increase in absolute amounts and will fluctuate as a percentage of net sales.

     Interest Income, Net.   Net interest income in the second quarter of 2000 increased to $1.3 million from $954,000 in the second quarter of 1999, and increased to $2.5 million for the first six months of 2000 from $1.8 million for the comparable 1999 period. Net interest income has represented approximately one percent of net sales and has fluctuated as a result of investment balances, bank borrowings and interest terms thereon.

     Net Foreign Exchange Gain (Loss).   Net foreign exchange losses recognized in the second quarter of 2000 were $422,000 compared to $666,000 recognized in the second quarter of 1999. Net foreign exchange losses of $1.1 million were recognized for the first six months of 2000 compared to losses of $1.2 million for the first six months of 1999. Foreign exchange gains and losses are attributable to movements between the U.S. dollar and the local currencies in countries in which the Company’s sales subsidiaries are located. The decrease in net foreign exchange losses recognized in the second quarter of 2000 is mainly due to the strengthening of the yen which resulted in lower losses in 2000 than it did in the second quarter of 1999. The Company recognizes the local currency as the functional currency of its international subsidiaries. To minimize this foreign currency risk the Company engages in hedging activities by utilizing foreign currency forward exchange and option contracts.

     The Company utilizes foreign currency forward exchange contracts to economically hedge a majority of its foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. The Company typically limits the duration of its foreign currency forward contracts to 90 days.

     The Company utilizes foreign currency forward contracts and foreign currency purchased option contracts in order to reduce its exposure to fluctuations in future net foreign currency cash flows. The Company’s policy allows for the purchase of these contracts for up to 90% of its risk and limits the duration of these contracts to 24 months. It also requires that the foreign currency purchased option contracts be purchased 5% “out-of-the-money.” As a result, the Company’s hedging activities only partially address its risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. The Company does not invest in contracts for speculative purposes. The Company’s hedging strategy has reduced the foreign exchange losses by $1.6 million during the quarter ended June 30, 2000, and by $3.7 million for the six months ended June 30, 2000.

     Provision for Income Taxes.   The provision for income taxes reflects an effective tax rate of 32% for the three and six months ended June 30, 2000 and 1999. As of June 30, 2000, eleven of the Company’s subsidiaries had available, for income tax purposes, foreign net operating loss carryforwards of approximately $4.4 million, of which $2.6 million expires between 2002 and 2010. The remaining $1.8 million of loss carryforwards may be carried forward indefinitely to offset future taxable income in the related tax jurisdictions.

Liquidity and Capital Resources

     The Company is currently financing its operations and capital expenditures through cash flow from operations. At June 30, 2000, the Company had working capital of approximately $197.1 million compared to $173.8 million at December 31, 1999.

     Accounts receivable increased to $63.3 million at June 30, 2000 from $58.3 million at December 31, 1999. Days sales outstanding increased to 58 at June 30, 2000 compared to 57 at December 31, 1999. Consolidated inventory balances increased to $27.5 million at June 30, 2000 from $26.2 million at December 31, 1999. Inventory turns of 3.5 represent a slight decrease from turns of 3.6 at December 31, 1999. Cash used in the first six months of 2000 for the purchase of the property and equipment totaled $12.4 million and for the capitalization of software development costs totaled $2.2 million.

     The Company is currently planning to break ground for an office building (“Mopac C”) to be located on the North Austin campus. It is currently anticipated that a significant portion of the construction costs will be paid out of the Company’s existing working capital with any remaining costs being funded through credit from the Company’s current financial institutions. The Company estimates the total cost for the new building, including furniture, fixtures and equipment, will range from $58 million to $62 million with approximately $15.5 million expected to be incurred during 2000 and the remainder in 2001. In October of 2000, the Company plans to enter into firm commitments of approximately $60 million for the new building. The actual level of spending may vary depending on a variety of factors, including unforeseen difficulties in construction. Upon completion of the Mopac C building, the Company intends to vacate its existing 136,000 sq. ft. Millenium office building. The Company intends to lease the Millenium building to a third party and currently estimates that the gross rental revenue from this lease will offset more than 50% of the projected operating costs from the Mopac C building.

     The Company also plans to construct a second manufacturing facility to be located in Europe. The Company estimates that this European manufacturing facility will be operational in the 1st half of 2002, and that by 2003 will source a significant portion of the Company’s international sales. The current planned location of the facility is likely to have a cost base and tax rate significantly lower than in the U.S., which should have the effect of reducing the cost of manufacturing and lowering the consolidated tax rate. It is currently anticipated that a significant portion of the construction costs will be paid out of the Company’s existing working capital with any remaining costs being funded through credit from the Company’s current financial institution’s. The Company estimates the total cost for the new facility, including furniture, fixtures and equipment, will be approximately $13.0 million. The actual level of spending may vary depending on a variety of factors, including unforeseen difficulties in construction.

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances, internally generated funds, and financing arrangements with its current financial institutions. The Company has a $28.5 million credit agreement with Bank of America N.A. which consists of (i) a $20.0 million revolving line of credit, and (ii) an $8.5 million manufacturing facility loan. As of June 30, 2000, the Company had no outstanding balance on the revolving line of credit and had a balance of $3.9 million on the manufacturing facility loan. The revolving line of credit expires on December 29, 2000. The Company’s credit agreements contain certain financial covenants and restrictions as to various matters, including the bank’s prior approval of significant mergers and acquisitions. Borrowings under the line of credit are collateralized by substantially all of the Company’s assets.

     The Company believes that the cash flow from operations, if any, existing cash balances, short-term investments and credit available under the Company’s existing credit facilities, will be sufficient to meet its cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on the Company’s profitability, its ability to manage working capital requirements and its rate of growth.

Market Risk

     The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

     Foreign Currency Hedging Activities.   The Company’s objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on the Company’s earnings and cash flow. Accordingly, the Company utilizes purchased foreign currency option contracts and forward contracts to hedge its exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. The Company monitors its foreign exchange exposures regularly to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company’s foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on its results of operations and financial position. Based on the foreign exchange instruments outstanding at June 30, 2000, an adverse change (defined as 20% in the Asian currencies, primarily the yen, and 10% in all other currencies) in exchange rates would result in a decline in income before taxes of less than $18.0 million. Additionally, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, management believes that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure.

     Short-term Investments.   The fair value of the Company’s investments in marketable securities at June 30, 2000 was $80.4 million. The Company’s investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies the marketable securities portfolio by investing in multiple types of investment-grade securities. The Company’s investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on the Company’s investment portfolio and interest rates at June 30, 2000, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $400,000, respectively, in the fair value of the investment portfolio, which is not significantly different from December 31, 1999. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

Issues and Outlook

     Risk of Component Shortages.   As has occurred in the past, most recently in the quarter ended June 30, 2000, supply shortages of components including sole source components have resulted in significant additional costs and inefficiencies in manufacturing. Component shortages, including components from Analog Devices, Inc., have continued to tighten in the third quarter and if the Company is unsuccessful in resolving these issues, it will experience a significant impact on the timing of revenue and/or an increase in manufacturing costs, either of which would have a material adverse impact on the Company’s operating results.

     Fluctuations in Quarterly Results.   The Company’s quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors; including: changes in the mix of products sold; the availability and pricing of components from third parties (especially sole sources); the timing of orders; level of pricing of international sales; fluctuations in foreign currency exchange rates; the difficulty in maintaining margins; including the higher margins traditionally achieved in international sales; and changes in pricing policies by the Company, its competitors or suppliers. Specifically, if the local currencies in which the Company sells weaken against the U.S. dollar, and if the local sales prices cannot be raised, the Company will experience a deterioration of its gross and net profit margins. The Company expects the increased costs of the fourth manufacturing line and an adverse change in the European foreign currency exchange rates to have a negative effect on gross and net profit margins in future quarters.

     As has occurred in the past and as may be expected to occur in the future, new software products of the Company or new operating systems of third parties on which the Company’s products are based, often contain bugs or errors that can result in reduced sales and/or cause the Company’s support costs to increase, either of which could have a material adverse impact on the Company’s operating results. Furthermore, the Company has significant revenues from customers in industries such as semiconductors, automated test equipment, telecommunications, aerospace, defense and automotive which are cyclical in nature. Downturns in these industries could have a material adverse effect on the Company’s operating results.

     In recent years, the Company’s revenues have been characterized by seasonality, with revenues typically being relatively constant in the first, second and third quarters, growing in the fourth quarter and being relatively flat or declining from the fourth quarter of the year to the first quarter of the following year. The Company’s results of operations in the third quarter of 2000 may be adversely affected by lower sales levels in Europe, which typically occur during the summer months. The Company believes the seasonality of its revenue results from the international mix of its revenue and the variability of the budgeting and purchasing cycles of its customers throughout each international region. In addition, total operating expenses have in the past tended to be higher in the second and third quarters of each year, due to college recruiting and significantly increased intern personnel expenses.

     New Product Introductions and Market Acceptance.   The market for the Company’s products is characterized by rapid technological change, evolving industry standards, changes in customer needs and frequent new product introductions, and is therefore highly dependent upon timely product innovation. The Company’s success is dependent in part on its ability to successfully develop and introduce new and enhanced products on a timely basis to replace declining revenues from older products, and on increasing penetration in international markets. In the past, the Company has experienced significant delays between the announcement and the commercial availability of new products. Any significant delay in releasing new products could have a material adverse effect on the ultimate success of a product and other related products and could impede continued sales of predecessor products, any of which could have a material adverse effect on the Company’s operating results. There can be no assurance that the Company will be able to introduce new products in accordance with announced release dates, that new products will achieve market acceptance or that any such acceptance will be sustained for any significant period. Failure of new products to achieve or sustain market acceptance could have a material adverse effect on the Company’s operating results. Moreover, there can be no assurance that the Company’s international sales will continue at existing levels or grow in accordance with the Company’s efforts to increase foreign market penetration.

     Risks associated with Increased Development of Web site.   The Company has devoted significant resources in developing its Web site as a key marketing and sales tool and expects to continue to do so in the future. There can be no assurance that the Company will be successful in its attempt to leverage the Web to increase sales. The Company hosts its Web site internally. Failure to successfully maintain the Web site and to protect it from hackers could have a significant impact on the Company’s results.

     Operation in Intensely Competitive Markets.   The markets in which the Company operates are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than the Company, and the Company expects to face further competition from new market entrants in the future. A key competitor is Agilent Technologies Inc. (“Agilent”). Agilent offers its own line of instrument controllers and also offers hardware and software add-on products for third-party desktop computers and workstations that provide solutions that directly compete with the Company’s virtual instrumentation products. Agilent is aggressively advertising and marketing products that are competitive with the Company’s products. Because of Agilent’s strong position in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse effect on the Company’s operating results.

     The Company believes its ability to compete successfully depends on a number of factors both within and outside its control, including: new product introductions by competitors; product pricing; quality and performance; success in developing new products; adequate manufacturing capacity and supply of components and materials; efficiency of manufacturing operations; effectiveness of sales and marketing resources and strategies; strategic relationships with other suppliers; timing of new product introductions by the Company; protection of the Company’s products by effective use of intellectual property laws; general market and economic conditions; and government actions throughout the world. There can be no assurance that the Company will be able to compete successfully in the future.

     Management Information Systems.   The Company relies on three primary regional centers for its management information systems. As with any information system, unforeseen issues may arise that could affect management’s ability to receive adequate, accurate and timely financial information which in turn could inhibit effective and timely decisions. Furthermore, it is possible that one or more of the Company’s three regional information systems could experience a complete or partial shutdown. If this shutdown occurred near the end of a quarter it could impact the Company’s product shipments and revenues, as product distribution is heavily dependent on the integrated management information systems in each region. Accordingly, operating results in that quarter would be adversely impacted due to the shipments, which would not occur until the following period. The Company is working to achieve reliable regional management information systems to control costs and improve the ability to deliver its products in substantially all of its direct markets worldwide. No assurance can be given that the Company’s efforts will be successful. The failure to receive adequate, accurate and timely financial information could inhibit management’s ability to make effective and timely decisions.

     Dependence on Key Suppliers.   The Company’s manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these components are available through sole or limited sources. Sole-source components purchased by the Company include custom application-specific integrated circuits (“ASICs”) and other components. The Company has in the past experienced delays and quality problems in connection with sole-source components, and there can be no assurance that these problems will not recur in the future. Accordingly, the failure to receive sole-source components from suppliers could result in a material adverse effect on revenues and results of operations.

     Proprietary Rights and Intellectual Property Litigation.   The Company’s success depends in part on its ability to obtain and maintain patents and other proprietary rights relative to the technologies used in its principal products. Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may have in the past infringed or violated certain of the Company’s intellectual property rights. As is typical in the industry, the Company from time to time may be notified that it is infringing certain patent or intellectual property rights of others. On May 2, 2000, the Company was served by Cognex Corporation, asserting patent infringement of two Cognex patents, copyright infringement, trademark infringement and unfair competition. Cognex seeks preliminary and permanent injunctive relief, actual monetary damages in an unspecified amount, and attorney’s fees and costs. The Cognex litigation and any other intellectual property litigation initiated in the future may cause significant litigation expense, liability and a diversion of management’s attention which may have a material adverse effect on results of operations.

     Dependence on Key Management and Technical Personnel.   The Company’s success depends to a significant degree upon the continued contributions of its key management, sales, marketing, research and development and operational personnel, including Dr. Truchard, Mr. Kodosky and other members of senior management and key technical personnel. The Company has no agreements providing for the employment of any of its key employees for any fixed term and the Company’s key employees may voluntarily terminate their employment with the Company at any time. The loss of the services of one or more of the Company’s key employees in the future could have a material adverse effect on operating results. The Company also believes its future success will depend in large part upon its ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, including companies acquired through acquisition, as well as training, motivating and supervising the employees. In addition, the recruiting environment for software engineering, sales and other technical professionals is very competitive. Competition for qualified software engineers is particularly intense and is likely to result in increased personnel costs. Failure to attract or retain qualified software engineers could have an adverse effect on the Company’s operating results. The Company also recruits and employs foreign nationals to achieve its hiring goals primarily for entry-level engineering and software positions. There can be no guarantee that the Company will continue to be able to recruit foreign nationals to the current degree if government requirements for temporary and permanent residence become increasingly restrictive. These factors further intensify competition for key personnel, and there can be no assurance that the Company will be successful in retaining its existing key personnel or attracting and retaining additional key personnel. Failure to attract and retain a sufficient number of technical personnel could have a material adverse effect on the results of operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Response to this item is included in “Item 2 - Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Market Risk” above.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On May 2, 2000, the Company was served by Cognex Corporation in the United States District Court for the District of Delaware. Cognex asserted the following claims: patent infringement of two Cognex patents, copyright infringement, trademark infringement, federal unfair competition, Delaware unfair competition and Massachusetts statutory unfair competition. Cognex seeks preliminary and permanent injunctive relief, actual monetary damages in an unspecified amount, and attorney’s fees and costs. A trial has been scheduled for October 23, 2001. The Company is defending this lawsuit vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of stockholders was held on May 9, 2000.

(b)	The following directors were elected at the meeting to serve a term of three years:

Jeffrey L. Kodosky Dr. Ben G. Streetman R. Gary Daniels

The following directors are continuing to serve their terms:

Dr. James J. Truchard William C. Nowlin, Jr. Dr. Donald M. Carlton L. Wayne Ashby

(c)	The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

	For	Instructed	Withheld
(1) Election of directors: Jeffrey L. Kodosky Dr. Ben G. Streetman R. Gary Daniels	135,859,443	0	3,070,251

	For	Against	Abstain	Non-Vote
(2) Re-approve the 1994 Amended and Restated Incentive Plan	42,844,838	2,849,592	615,468	0

	For	Against	Abstain	Broker Non-Vote
(3) Ratification of Pricewaterhouse Coopers LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2000.	46,274,840	4,780	30,278	0

The foregoing matters are described in detail in the Company’s definitive proxy statement dated April 3, 2000, for the Annual Meeting of Stockholders held on May 9, 2000.

ITEM 5. OTHER INFORMATION

Pursuant to the Company’s Bylaws, stockholders who wish to bring matters or propose nominees for director at the Company’s 2001 annual meeting of stockholders must provide specified information in writing to the secretary of the Company not less than the thirty (30) days nor more than sixty (60) days prior to the first anniversary of the 2000 annual meeting (May 8, 2001).

Stockholders who wish to bring matters or propose nominees for director at the Company’s 2001 annual meeting of stockholders must provide specified information in writing to the secretary of the Company no later than December 16, 2000, in order to be included in the proxy statement and form of proxy for that meeting.

At a meeting held on July 19, 2000 and pursuant to the Company’s certificate of incorporation and bylaws, the board of directors elected and appointed Mr. Charles J. Roesslein as an additional member of the Company’s board of directors. Mr. Roesslein has been appointed as a Class II director whose term will expire at the annual meeting of stockholders to be held in 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

(11.1) Computation of Earnings Per Share

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INSTRUMENTS CORPORATION Registrant

BY:	/s/ Alex Davern —————————————— Alex Davern Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: August 14, 2000

NATIONAL INSTRUMENTS CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description	Page
11.1	Statement Regarding Computation of Earnings per Share	21