Form 10-Q
period 2000-09-30
NATIONAL INSTRUMENTS CORP /DE/
filed 2000-11-13
CIK 935494

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended: September 30, 2000 or

[_]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________ Commission file number: 0-25426 NATIONAL INSTRUMENTS CORPORATION (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-1871327 (I.R.S. Employer Identification Number)

11500 North MoPac Expressway Austin, Texas 78759 (address of principal executive offices)	78759 (zip code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2000
Common Stock - $0.01 par value	50,567,912

NATIONAL INSTRUMENTS CORPORATION

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1 Financial Statements:

Consolidated Balance Sheets

September 30, 2000 (unaudited) and December 31, 1999	3

Consolidated Statements of Income (unaudited)

Three months and nine months ended September 30, 2000 and 1999	4

Consolidated Statements of Cash Flows (unaudited)

Nine months ended September 30, 2000 and 1999	5

Notes to Consolidated Financial Statements	6

Item 2 Management’s Discussion and Analysis of Financial

Condition and Results of Operations	9

PART II. OTHER INFORMATION

Item 1 Legal Proceedings	17

Item 6 Exhibits and Reports on Form 8-K	17

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NATIONAL INSTRUMENTS CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	September 30, 2000 (unaudited)	December 31, 1999
Assets
Current assets:
Cash and cash equivalents	$ 62,433	$ 45,309
Short-term investments	88,457	83,525
Accounts receivable, net	65,116	58,279
Inventories, net	31,621	26,161
Prepaid expenses and other current assets	16,996	11,216
Deferred income tax, net	4,542	6,539

Total current assets	269,165	231,029
Property and equipment, net	77,668	69,771
Intangibles and other assets	20,473	17,953

Total assets	$ 367,306	$ 318,753

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$ 3,812	$ 876
Accounts payable	26,192	23,318
Accrued compensation	15,530	11,021
Accrued expenses and other liabilities	6,455	10,326
Income taxes payable	3,454	4,739
Other taxes payable	7,273	6,988

Total current liabilities	62,716	57,268
Long-term debt, net of current portion	624	4,301
Deferred income taxes	2,955	2,949

Total liabilities	66,295	64,518

Commitments and contingencies	—	—
Stockholders’ equity:
Common Stock: par value $.01; 180,000,000 shares authorized;
50,421,043 and 50,047,182 shares issued and outstanding,
respectively	504	500
Additional paid-in capital	64,034	58,830
Retained earnings	239,142	198,849
Accumulated other comprehensive loss	(2,669)	(3,944)

Total stockholders’ equity	301,011	254,235

Total liabilities and stockholders’ equity	$ 367,306	$ 318,753

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Net sales	$ 102,247	$82,724	$ 295,902	$ 236,186
Cost of sales	24,417	19,548	70,687	54,607

Gross profit	77,830	63,176	225,215	181,579

Operating expenses:
Sales and marketing	37,302	30,982	106,506	86,679
Research and development	14,690	13,133	40,788	33,597
General and administrative	7,434	6,220	21,289	17,413

Total operating expenses	59,426	50,335	168,583	137,689

Operating income	18,404	12,841	56,632	43,890
Other income (expense):
Interest income, net	1,543	1,161	4,068	2,917
Net foreign exchange gain (loss) and other	(540)	625	(1,446)	(97)

Income before income taxes and cumulative effect of
accounting change	19,407	14,627	59,254	46,710
Provision for income taxes	6,210	4,681	18,961	14,947

Income before cumulative effect of accounting change	13,197	9,946	40,293	31,763
Cumulative effect of accounting change	—	—	—	(552)

Net income	$ 13,197	$ 9,946	$ 40,293	$ 31,211

Basic earnings per share:
Income before cumulative effect of accounting change
	$ 0.26	$ 0.20	$ 0.80	$ 0.64
Cumulative effect of accounting change, net of tax	—	—	—	(0.01)

Basic earnings per share	$ 0.26	$ 0.20	$ 0.80	$ 0.63

Diluted earnings per share:
Income before cumulative effect of accounting change
	$ 0.25	$ 0.19	$ 0.75	$ 0.61
Cumulative effect of accounting change, net of tax	—	—	—	(0.01)

Diluted earnings per share	$ 0.25	$ 0.19	$ 0.75	$ 0.60

Weighted average shares outstanding:
Basic	50,364	49,855	50,247	49,690
Diluted	53,612	52,570	53,531	51,950

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended September 30,
	2000	1999
Cash flow from operating activities:
Net income	$ 40,293	$ 31,211
Adjustments to reconcile net income to cash provided by operating activities:
Charges to income not requiring cash outlays:
Depreciation and amortization	12,064	8,403
Provision for deferred income taxes	1,999	—
Purchased in-process research and development	—	2,130
Changes in operating assets and liabilities:
Increase in accounts receivable	(6,837)	(8,292)
Increase in inventory	(5,460)	(4,210)
Increase in prepaid expense and other assets	(8,186)	(3,690)
Increase in current liabilities	5,474	15,012

Net cash provided by operating activities	39,347	40,564

Cash flow from investing activities:
Payments for acquisitions, net of cash received	—	(12,523)
Capital expenditures	(16,643)	(10,026)
Additions to intangibles	(5,073)	(1,330)
Purchases of short-term investments	(68,679)	(176,656)
Sales of short-term investments	63,747	159,252

Net cash used in investing activities	(26,648)	(41,283)

Cash flow from financing activities:
Repayments of long-term debt	(783)	(638)
Net proceeds from issuance of common stock under employee plans	5,208	4,493

Net cash provided by financing activities	4,425	3,855

Net increase in cash and cash equivalents	17,124	3,136
Cash and cash equivalents at beginning of period	45,309	51,538

Cash and cash equivalents at end of period	$ 62,433	$ 54,674

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company’s annual report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of National Instruments Corporation and its consolidated subsidiaries at September 30, 2000 and December 31, 1999, and the results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999, and the cash flows for the nine-month periods ended September 30, 2000 and 1999. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

The reconciliation of the denominators used to calculate the basic EPS and diluted EPS for the three-month and nine-month periods ended September 30, 2000 and 1999, respectively, are as follows (in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2000	1999	2000	1999
Weighted average shares outstanding-basic	50,364	49,855	50,247	49,690
Plus: Common share equivalents
Stock options	3,248	2,715	3,284	2,260

Weighted average shares outstanding-diluted	53,612	52,570	53,531	51,950

Stock options to acquire 1,292,000 and 3,000 shares for the quarters ended September 30, 2000 and 1999, respectively, and 871,000 and 29,000 shares for the nine months ended September 30, 2000 and 1999, respectively, were not included in the computations of diluted earnings per share because the effect of including the stock options would have been anti-dilutive.

NOTE 3 - Inventories

Inventories consist of the following (in thousands):

	September 30, 2000 (unaudited)	December 31, 1999
Raw materials	$14,915	$11,115
Work-in-process	1,192	2,402
Finished goods	15,514	12,644

	$31,621	$26,161

NOTE 4 - Comprehensive Income

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities. Total comprehensive income for the quarters ended September 30, 2000 and 1999 is $13.1 million and $6.1 million, respectively, and included other comprehensive loss of $108,000 and $3.8 million, respectively. For the first nine months of 2000 and 1999, comprehensive income is $41.6 million and $28.5 million, respectively, and included other comprehensive income of $1.3 million and other comprehensive loss of $2.7 million, respectively.

NOTE 5 - Segment Information

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

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2000	1999	2000	1999
Net sales:
Americas:
Unaffiliated customer sales	$ 56,838	$ 46,601	$ 159,006	$ 128,535
Geographic transfers	13,374	10,257	39,302	30,203

	70,212	56,858	198,308	158,738

Europe:
Unaffiliated customer sales	30,212	25,226	94,274	74,532

Asia Pacific:
Unaffiliated customer sales	15,197	10,897	42,622	33,119

Eliminations	(13,374)	(10,257)	(39,302)	(30,203)

	$ 102,247	$ 82,724	$ 295,902	$ 236,186

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2000	1999	2000	1999
Operating income:
Americas	$ 15,953	$ 12,487	$ 46,243	$ 35,682
Europe	10,456	8,641	32,925	26,111
Asia Pacific	6,685	4,846	18,252	15,694
Unallocated:
Research and development expenses	(14,690)	(13,133)	(40,788)	(33,597)

	$ 18,404	$ 12,841	$ 56,632	$ 43,890

	September 30, 2000 (unaudited)	December 31, 1999
Identifiable assets:
Americas	$312,481	$261,709
Europe	42,570	34,457
Asia Pacific	12,255	22,587

	$367,306	$318,753

NOTE 6 - Acquisition

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

NOTE 7 - Recently Issued Accounting Pronouncement

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), providing the SEC's view with respect to the application of generally accepted accounting principles to selected revenue recognition issues. As amended, SAB 101 will become effective for the fourth quarter of fiscal 2001. The Company is currently assessing the impact of SAB 101 and currently believes that the effect, if any, will not have a material effect on the Company's financial position or overall trends in results of operations.

NOTE 8 - Litigation

On May 2, 2000, the Company was served by Cognex Corporation, asserting patent infringement of two Cognex patents, copyright infringement, trademark infringement and unfair competition. Cognex seeks preliminary and permanent injunctive relief, actual monetary damages in an unspecified amount and attorney’s fees and costs. On June 21, 2000 the Company filed a response to their lawsuit denying all claims. The Company is defending this lawsuit vigorously. The Company is unable to predict the outcome of the litigation at this time. Based on the facts we have reviewed to date, management does not expect the resolution of this matter to have a material adverse effect on the Company’s business or financial condition.

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

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Company’s consolidated statements of income:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2000	1999	2000	1999
Net sales:
Americas	55.6%	56.3%	53.7%	54.4%
Europe	29.5	30.5	31.9	31.6
Asia Pacific	14.9	13.2	14.4	14.0

Consolidated net sales	100.0	100.0	100.0	100.0
Cost of sales	23.9	23.6	23.9	23.1

Gross profit	76.1	76.4	76.1	76.9

Operating expenses:
Sales and marketing	36.5	37.4	36.0	36.7
Research and development	14.4	15.9	13.8	14.2
General and administrative	7.2	7.5	7.2	7.4

Total operating expenses	58.1	60.8	57.0	58.3

Operating income	18.0	15.6	19.1	18.6
Other income (expense):
Interest income, net	1.5	1.4	1.4	1.2
Net foreign exchange
gain/(loss) and other	(0.5)	0.7	(0.5)	(0.1)

Income before income taxes and cumulative effect of
accounting change	19.0	17.7	20.0	19.7
Provision for income taxes	6.1	5.7	6.4	6.3

Income before cumulative effect of accounting change	12.9	12.0	13.6	13.4
Cumulative effect of accounting
change, net of tax	—	—	—	(0.2)

Net income	12.9%	12.0%	13.6%	13.2%

     Net Sales. Consolidated net sales increased by $19.5 million or 23.6% for the three months ended September 30, 2000 to $102.2 million from $82.7 million for the three months ended September 30, 1999, and increased $59.7 million or 25.3% to $295.9 million for the nine months ended September 30, 2000 from $236.2 million for the comparable period in the prior year. The increase in sales is primarily attributable to the introduction of new and upgraded products, increased market acceptance of the Company’s products in each of the geographical areas in which the Company operates, and expanded customer base. Sales in the Americas in the third quarter of 2000 increased by 22.0% over the third quarter of 1999 and sales in the Americas for the nine months ended September 30, 2000 increased 23.7% from the nine months ended September 30, 1999.

     Sales outside of North America, as a percentage of consolidated sales for the quarter and nine months ended September 30, 2000 increased to 44.4% from 43.7% and to 46.3% from 45.6% over the comparable 1999 periods as a result of strong European and Asian sales. Compared to 1999, the Company’s European sales increased by 19.8% to $30.2 million for the quarter ended September 30, 2000 and by 26.5% to $94.3 million for the nine months ended September 30, 2000. Sales in Asia Pacific increased by 39.5% to $15.2 million for the quarter ended September 30, 2000 compared to 1999 and increased 28.7% to $42.6 million for the nine months ended September 30, 2000 compared to the same period in 1999. The Company expects sales outside of North America to continue to represent a significant portion of its revenue.

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

     Sales made by the Company’s direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the US dollar equivalent of these sales is affected by changes in the weighted average value of the US dollar. This weighted average is calculated as the percentage change in the value of the currency relative to the US dollar, multiplied by the proportion of international sales recorded in the particular currency. Between the third quarter of 1999 and the third quarter of 2000 the weighted value of the US dollar decreased by 1.8%, causing an equivalent increase in the US dollar value of the Company’s foreign currency sales and expenses. If the weighted average value of the US dollar in the third quarter of 2000 had been the same as that in the third quarter of 1999, the Company’s growth rate for the third quarter of 2000 would have been 23%. European sales for the third quarter of 2000 would have increased by 21% over third quarter 1999. Asia Pacific sales for the third quarter of 2000 would have increased by 30% over third quarter 1999 sales. If the weighted average value of the dollar in the nine months ended September 30, 2000 had been the same as that in the nine months ended September 30, 1999, the Company’s year-to-date sales would have increased by 27% over 1999 year-to-date sales. Since most of the Company’s international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing operating expenses $274,000 for the nine months ended September 30, 2000 and increasing them by $284,000 for the quarter ended September 30, 2000.

     Gross Profit. As a percentage of net sales, gross profit decreased to 76.1% for the third quarter of 2000 from 76.4% for the third quarter of 1999 and decreased to 76.1% for the first nine months of 2000 from 76.9% for the comparable period a year ago. The decrease in margin for both the third quarter and the nine months ended September 30, 2000 compared to the prior year periods is attributable to unfavorable foreign currency exchange rates and lost capacity and increased overhead costs related to delayed receipt of components from suppliers.

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

     Sales and Marketing. Sales and marketing expenses for the third quarter of 2000 increased to $37.3 million, a 20.4% increase, as compared to the third quarter of 1999, and increased 22.9% to $106.5 million for the first nine months of 2000 from the comparable 1999 period. As a percentage of net sales, sales and marketing expenses were 36.5% and 37.4% for the quarters ended September 30, 2000 and 1999, respectively, and 36.0% and 36.7% for the nine months ended September 30, 2000 and 1999, respectively. The increase in these expenses in absolute dollar amounts is primarily attributable to programs to increase the Company’s international presence in both the European and Asia Pacific markets, increase in sales and marketing personnel both internationally and in North America, increased marketing for new products and an increase in web marketing and sales activities. The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on new recruiting, initial marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

     Research and Development. Research and development expenses increased to $14.7 million for the quarter ended September 30, 2000, an 11.9% increase, as compared to $13.1 million for the three months ended September 30, 1999, and increased 21.4% to $40.8 million for the nine months ended September 30, 2000 from $33.6 million in the comparable 1999 period. As a percentage of net sales, research and development expenses represented 14.4% and 15.9% for the third quarters ended September 30, 2000 and 1999, respectively, and 13.8% and 14.2% for the nine months ended September 30, 2000 and 1999, respectively. The above comparisons include a charge of $2.1 million related to the acquisition of GfS Systemtechnik GmbH (“GfS”) in the third quarter of 1999. Excluding the effects of these charges, the increase in research and development costs is mainly due to increases in personnel costs from hiring of additional product development engineers. Research and development personnel increased from 499 at September 30, 1999 to 661 at September 30, 2000. The Company believes that a significant, on-going investment in research and development is required to remain competitive.

     The Company capitalizes software development costs in accordance with the SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” The Company amortizes such costs over the related product’s estimated economic useful life, generally three years, beginning when a product becomes available for general release. Software amortization expense totaled $680,000 and $500,000 for the quarters ended September 30, 2000 and 1999, respectively, and $1.9 million and $1.6 million during the nine months ended September 30, 2000 and 1999, respectively. Excluding amounts capitalized related to new acquisitions, software development costs capitalized were $1.3 million and $731,000 for the quarters ended September 30, 2000 and 1999, respectively, and $3.7 million and $1.3 million for the first nine months of 2000 and 1999, respectively. Amounts capitalized relating to acquisitions during the third quarter of 1999 were $1.1 million for GfS. The amounts capitalized in the third quarter and first nine months of 2000 include amounts related to LabVIEW 6i and NI DAQ 6.8.

     During the quarter and nine month period ended September 30, 2000, the Company amortized $174,000 and $518,000, respectively of goodwill related to the acquisition of GfS on August 31, 1999.

     General and Administrative. General and administrative expenses for the third quarter ended September 30, 2000 increased 19.5% to $7.4 million from $6.2 million for the comparable prior year period. For the first nine months of 2000, general and administrative expenses increased 22.3% to $21.3 million from $17.4 million for the first nine months of 1999. As a percentage of net sales, general and administrative expenses decreased to 7.2% for the quarter ended September 30, 2000 from 7.5% for the third quarter of 1999. During the first nine months of 2000, general and administrative expenses as a percentage of sales decreased to 7.2% from 7.4% in the comparable prior year period. The Company’s general and administrative expense increased in absolute dollars mainly due to additional personnel and certain legal costs related to patent disputes. The decrease in general and administrative expenses as a percent of sales is due to operational efficiencies resulting from continued systems improvement. The Company expects that general and administrative expense in future periods will increase in absolute amounts and will fluctuate as a percentage of net sales.

     Interest Income, Net. Net interest income in the third quarter of 2000 increased to $1.5 million from $1.2 million in the third quarter of 1999 and increased to $4.1 million from $2.9 million for the first nine months of 2000 and 1999. Net interest income has represented approximately one percent of net sales. The increase in net interest income is due to increased investment balances and decreased bank borrowings.

     Net Foreign Exchange Gain (Loss). Net foreign exchange losses recognized in the third quarter of 2000 were $630,000 compared to net foreign exchange gains of $646,000 recognized in the third quarter of 1999. Net foreign exchange losses of $1.8 million were recognized for the first nine months of 2000 compared to $599,000 for the first nine months of 1999. Foreign exchange gains and losses are attributable to movements between the US dollar and the local currencies in countries in which the Company’s sales subsidiaries are located. The increase in net foreign exchange losses recognized in the first nine months of 2000 is mainly due to the weakening of the euro and pound sterling against the US dollar as compared to the comparable period in 1999. The Company recognizes the local currency as the functional currency of its international subsidiaries. To minimize this foreign currency risk the Company engages in hedging activities by utilizing foreign currency forward exchange and option contracts.

     The Company utilizes foreign currency forward exchange contracts to hedge a majority of its foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. The Company typically limits the duration of its forward contracts to 90 days.

     The Company utilizes foreign currency forward contracts and foreign currency purchased option contracts in order to reduce its exposure to fluctuations in future net foreign currency cash flows. The Company purchases these contracts for up to 90% of its forecasted risk and limits the duration of these contracts to 27 months. It also requires that the foreign currency purchased option contracts be purchased 5% “out-of-the-money.” As a result, the Company’s hedging activities only partially address its risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. The Company does not invest in contracts for speculative purposes. The Company’s hedging strategy has reduced the foreign exchange losses by $3.5 million during the quarter ended September 30, 2000, and by $7.2 million for the nine months ended September 30, 2000.

     Provision for Income Taxes. The provision for income taxes reflects an effective tax rate of 32% for the three and nine months ended September 30, 2000 and 1999, respectively. As of September 30, 2000, ten of the Company’s subsidiaries had available, for income tax purposes, foreign net operating loss carryforwards of approximately $4.7 million, of which $2.3 million expires between 2002 and 2010. The remaining $2.4 million of loss carryforwards may be carried forward indefinitely to offset future taxable income in the related tax jurisdictions.

Liquidity and Capital Resources

     The Company is currently financing its operations and capital expenditures through cash flow from operations. At September 30, 2000, the Company had working capital of approximately $206.4 million compared to $173.8 million at December 31, 1999.

     Accounts receivable increased to $65.1 million at September 30, 2000 from $58.3 million at December 31, 1999. Days sales outstanding remain unchanged at 58 at September 30, 2000 versus December 31, 1999. Consolidated inventory balances increased to $31.6 million at September 30, 2000 from $26.2 million at December 31, 1999. Inventory turns of 3.1 represent a decrease from turns of 3.6 at December 31, 1999 and reflect the planned increase in the level of inventory related to allocated components and increased procurement of end-of-life components. Cash used in the first nine months of 2000 for the purchase of the property and equipment totaled $16.6 million and for the capitalization of software development costs totaled $3.7 million.

     The Company is currently planning to break ground for an office building (“Mopac C”) to be located on the North Austin campus. It is currently anticipated that a significant portion of the construction costs will be paid out of the Company’s existing working capital with any remaining costs being funded through credit from the Company’s current financial institutions. The Company estimates the total cost for the new building, including furniture, fixtures and equipment, will range from $58 million to $62 million with approximately $10.0 million expected to be incurred during 2000 and the remainder in 2001. In October of 2000, the Company entered into firm commitments of approximately $60 million for the new building. The actual level of spending may vary depending on a variety of factors, including unforeseen difficulties in construction. Upon completion of the Mopac C building, the Company intends to vacate its existing 136,000 sq. ft. Millenium office building. The Company intends to lease the Millenium building to a third party and currently estimates that the gross rental revenue from this lease will offset more than 50% of the projected operating costs from the Mopac C building.

     The Company also plans to construct a second manufacturing facility to be located in Hungary. The Company estimates that this European manufacturing facility will be operational by the 1st half of 2002, and that by 2003 will source a significant portion of the Company’s international sales. The current planned location of the facility is likely to have a cost base and tax rate significantly lower than in the U.S., which should have the effect of reducing the cost of manufacturing and lowering the consolidated tax rate. It is currently anticipated that a significant portion of the construction costs will be paid out of the Company’s existing working capital with any remaining costs being funded through credit from the Company’s current financial institution’s. The Company estimates the total cost for the new facility, including furniture, fixtures and equipment, will be approximately $13.0 million. The actual level of spending may vary depending on a variety of factors, including unforeseen difficulties in construction.

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances, internally generated funds, and financing arrangements with its current financial institutions. The Company has a $28.5 million credit agreement with Bank of America, N.A. which consists of a $20.0 million revolving line of credit and an $8.5 million manufacturing facility loan. As of September 30, 2000, the Company had no outstanding balance on the revolving line of credit and a balance of $3.8 million on the manufacturing facility loan. The revolving line of credit expires December 29, 2000. The Company’s credit agreements contain certain financial covenants and restrictions as to various matters, including the banks prior approval of significant mergers and acquisitions. Borrowings under the line of credit are collateralized by substantially all of the Company’s assets.

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

     Foreign Currency Hedging Activities. The Company’s objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on the Company’s earnings and cash flow. Accordingly, the Company utilizes purchased foreign currency option contracts and forward contracts to hedge its exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. The Company monitors its foreign exchange exposures regularly to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company’s foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position. Based on the foreign exchange instruments outstanding at September 30, 2000, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in income before taxes of less than $18.0 million. Additionally, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, management believes that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure.

     Short-term Investments. The fair value of the Company’s investments in marketable securities at September 30, 2000 was $88.4 million. The Company’s investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies the marketable securities portfolio by investing in multiple types of investment-grade securities. The Company’s investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on the Company’s investment portfolio and interest rates at September 30, 2000, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $450,000, respectively, in the fair value of the investment portfolio, which is not significantly different from December 31, 1999. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

Issues and Outlook

     Risk of Component Shortages. As has occurred in the past, most recently in the quarter ended September 30, 2000, supply shortages of components including sole source components have resulted in significant additional costs and inefficiencies in manufacturing. Component shortages, including components from Analog Devices, Inc., have continued in the fourth quarter and if the Company is unsuccessful in resolving these issues, it will experience a significant impact on the timing of revenue and/or an increase in manufacturing costs, either of which would have a material adverse impact on the Company’s operating results.

     Fluctuations in Quarterly Results. The Company’s quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including: changes in the mix of products sold; the availability and pricing of components from third parties (especially sole sources); the timing of orders; level of pricing of international sales; fluctuations in foreign currency exchange rates; the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales; and changes in pricing policies by the Company, its competitors or suppliers. Specifically, if the local currencies in which the Company sells weaken against the US dollar, and if the local sales prices cannot be raised, the Company will experience a deterioration of its gross and net profit margins. The Company expects the adverse change in the European foreign currency exchange rates to have a negative effect on gross and net profit margins in future quarters.

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

     Management Information Systems. The Company relies on three primary regional centers for its management information systems. As with any information system, unforeseen issues may arise that could affect management’s ability to receive adequate, accurate and timely financial information which in turn could inhibit effective and timely decisions. Furthermore, it is possible that one or more of the Company’s three regional information systems could experience a complete or partial shutdown. If such a shutdown occurred near the end of a quarter it could impact the Company’s product shipments and revenues, as product distribution is heavily dependent on the integrated management information systems in each region. Accordingly, operating results in that quarter would be adversely impacted due to the shipments, which would not occur until the following period. The Company is working to achieve reliable regional management information systems to control costs and improve the ability to deliver its products in substantially all of its direct markets worldwide. No assurances can be given that the Company’s efforts will be successful. The failure to receive adequate, accurate and timely financial information could inhibit management’s ability to make effective and timely decisions.

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

     Dependence on Key Management and Technical Personnel. The Company’s success depends to a significant degree upon the continued contributions of its key management, sales, marketing, research and development and operational personnel, including Dr. Truchard and other members of senior management and key technical personnel. The Company has no agreements providing for the employment of any of its key employees for any fixed term and the Company’s key employees may voluntarily terminate their employment with the Company at any time. The loss of the services of one or more of the Company’s key employees in the future could have a material adverse affect on operating results. The Company also believes its future success will depend in large part upon its ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, including companies acquired through acquisition, as well as training, motivating and supervising the employees. In addition, the recruiting environment for software engineering, sales and other technical professionals is very competitive. Competition for qualified software engineers is particularly intense and is likely to result in increased personnel costs. Failure to attract or retain qualified software engineers could have an adverse effect on the Company’s operating results. The Company also recruits and employs foreign nationals to achieve its hiring goals primarily for engineering and software positions. There can be no guarantee that the Company will continue to be able to recruit foreign nationals to the current degree if government requirements for temporary and permanent residence become increasingly restrictive. These factors further intensify competition for key personnel, and there can be no assurance that the Company will be successful in retaining its existing key personnel or attracting and retaining additional key personnel. Failure to attract and retain a sufficient number of technical personnel could have a material adverse effect on the results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Response to this item is included in “Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Market Risk” above.

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

No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INSTRUMENTS CORPORATION Registrant

BY: /s/ Alex Davern —————————————— Alex Davern Chief Financial Officer and Treasurer (principal financial and accounting officer)

Dated: November 10, 2000

NATIONAL INSTRUMENTS CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description	Page
11.1	Statement Regarding Computation of Earnings per Share	20

EXHIBIT 11.1

STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE (In thousands, except per share data) (unaudited)

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2000	1999	2000	1999
Net Income	$13,197	$ 9,946	$40,293	$ 31,211

Basic earnings per share:
Income before cumulative effect of accounting change	$ 0.26	$ 0.20	$ 0.80	$ 0.64
Cumulative effect of accounting change, net of tax	—	—	—	(0.01)

Basic earnings per share	$ 0.26	$ 0.20	$ 0.80	$ 0.63

Diluted earnings per share:
Income before cumulative effect of accounting change	$ 0.25	$ 0.19	$ 0.75	$ 0.61
Cumulative effect of accounting change, net of tax	—	—	—	(0.01)

Diluted earnings per share	$ 0.25	$ 0.19	$ 0.75	$ 0.60

Weighted average shares outstanding:
Basic	50,364	49,855	50,247	49,690
Diluted	53,612	52,570	53,531	51,950
Calculation of weighted average shares:
Weighted average common stock outstanding-basic	50,364	49,855	50,247	49,690
Weighted average common stock options, utilizing the
treasury stock method	3,248	2,715	3,284	2,260

Weighted average shares outstanding-diluted	53,612	52,570	53,531	51,950