Form 10-K
period 2000-12-31
NATIONAL INSTRUMENTS CORP /DE/
filed 2001-02-09
CIK 935494

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)
|X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:  December 31, 2000

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

     The aggregate market value of voting stock held by non-affiliates of the registrant at the close of business on February 2, 2001, was $1,483,331,318 based upon the last sales price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant as of December 31, 2000 have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

      At the close of business on February 2, 2001, registrant had outstanding 50,690,054 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part I and Part III incorporate certain information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 8, 2001 (the "Proxy Statement").

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

ITEM 1.     BUSINESS

      National Instruments Corporation (the "Company" or "National Instruments") is a leading supplier of measurement and automation products that engineers and scientists use in a wide range of industries. These industries are spread across a large and diverse market for test and measurement ("T&M") and industrial automation ("IA") applications. The Company provides flexible application software and modular, multifunction hardware that users combine with industry-standard computers, networks and the Internet to create measurement and automation systems, which the Company also refers to as "virtual instruments."

      A virtual instrument is a user-defined measurement and automation system that consists of an industry standard computer or workstation equipped with the Company's user-friendly application software, cost-effective hardware and driver software. Virtual instrumentation represents a fundamental shift from traditional hardware-centered instrumentation systems to software-centered systems that exploit the computational, display, productivity and connectivity capabilities of computers, networks and the Internet. Because virtual instruments exploit these computation, connectivity, and display capabilities, users can define and change the functionality of their instruments, rather than being restricted by fixed-functions imposed by traditional instrument vendors. The Company's products empower users to monitor and control traditional instruments, create innovative computer-based systems that can replace traditional instruments at a lower cost, and develop systems that integrate measurement functionality with industrial automation. The Company believes that giving users flexibility to create their own user-defined virtual instruments for an increasing number of applications in a wide variety of industries, and letting users leverage the latest technologies from computers, networking and communications shortens system development time and reduces both short- and long-term costs of developing, owning and operating measurement and automation systems, and improves efficiency and precision of applications spanning research, design, production and service.

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

      A typical T&M instrument is a stand-alone unit that has input, output and analysis capabilities; knobs, switches and push buttons for user operation; and gauges, meters or other displays for visual data presentation. Traditionally, most T&M instruments were vendor-defined, fixed-function devices designed to address specific applications. As a result, users had limited flexibility to adapt their instruments to changing requirements. In the 1960's, vendors began to incorporate integrated circuits, including programmable microcontrollers, to increase instrument flexibility. In the mid-1970's, the General Purpose Interface Bus ("GPIB" or "IEEE 488") was developed as a standard interface to connect instruments to external computers. The first computer controllers for GPIB instruments were based on proprietary hardware architectures. In the later 1970's, some minicomputers with general purpose but complex operating systems were equipped for GPIB instrument control. In the early 1980's, personal computers with limited processing power equipped with MS-DOS, a standard, character-based operating system, began replacing minicomputers as the preferred platforms for instrument control applications. In the 1990s, personal computers with Windows operating systems and graphics-based application software grew in popularity and became the dominant platforms for instrument control applications. In the late 1990s, connectivity to the Internet and the ability for personal computers to integrate and share data throughout the enterprise further increased the popularity and use of PC-based instrumentation systems, and new web-enabled tools enabled users to begin to easily leverage the internet for networked and distributed measurement applications.

      IA systems have long included mechanical devices, analog gauges and meters, and since the 1960's, have also included electronic instruments such as data loggers and strip chart recorders. In the 1970's, programmable logic controllers ("PLCs"), special-purpose, proprietary stand-alone industrial computers, were introduced and were used primarily for "discrete" manufacturing applications such as automobile assembly. PLCs have traditionally had primitive operator interface panels incorporating buttons, lights and indicators. In parallel, sophisticated instrumentation systems called distributed control systems ("DCSs") were also adopted to provide computer control of large-scale continuous processes, such as those found in oil refineries. DCSs integrated a variety of sensors and control elements using both analog and digital connections, all controlled by a central computer running proprietary software. In the mid-1980's, another approach became available when industrial PC-based IA systems came into use. These early PC-based systems generally ran proprietary, vendor-defined software and incorporated plug-in data acquisition boards or interfaced to PLCs. In the 1990's, Ethernet networks grew in popularity as a standard for connectivity between IA devices, instruments, and systems, and personal computers with high-speed processors running Windows based operating systems. In addition, graphics-based application software grew in popularity as platforms for supervision and control of IA systems and applications. Finally, just as in T&M applications, in the late 1990's connectivity to the internet enabled users to leverage networked applications via the internet.

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

      Although desktop computers in the 1980's typically were based on open architectures, until the 1990's they lacked higher-level application software development tools and intuitive graphical user interfaces ("GUIs"). Consequently, the process of creating intuitive operator interface and control panels was difficult and expensive. These early desktop computers also lacked the power to rapidly process and analyze the volume of data characteristic of many high data rate T&M and IA applications. In addition, desktop computers were difficult to network reliably until standard network operating systems evolved late in the decade. For all of these reasons, users and vendors were relatively slow to incorporate desktop computers in their instrumentation systems.

      In the 1990's, desktop and portable computers improved significantly in data and graphics processing power, storage, communication, and networking capabilities, user-friendliness and reliability. Nevertheless, users accustomed to the flexibility, efficiency, power and open architecture of these later-generation computers, and the highly evolved application software available for business computing needs, have been generally frustrated in their efforts to integrate these computers into measurement and automation solutions. Standard desktop computers were not equipped with the hardware connections required to control many types of instruments and lacked instrumentation-specific application development tools, including GUI development environments. Neither standard programming languages such as C/ C++ and Visual Basic, nor operating systems such as Windows, Linux and UNIX, are "measurement aware." Without the aid of instrumentation-specific software to facilitate the integration of various instrumentation system capabilities and components, engineers and scientists could not easily utilize the full potential of computers, networks and the Internet to meet their measurement and automation requirements.

The Company's Approach to Measurement and Automation

      The Company pioneered a new computer-based approach to measurement and automation called virtual instrumentation in 1986 when it introduced its LabVIEW application software, which is a graphical programming environment that empowers users to easily build their own computer-based instruments and systems to meet their specific measurement and automation needs. While a traditional instrument bundles the data acquisition, analysis and presentation functions in a single, stand-alone unit, "virtual instrument" system consists of industry standard computers or workstations equipped with the Company's user-friendly application software, cost-effective hardware and driver software that together perform the functions of instruments. By unbundling the key instrumentation functions, virtual instruments represent a fundamental shift from hardware-centered instrumentation systems to software-centered systems that exploit the computational, display, productivity and connectivity capabilities of computers, networks and the Internet. The Company's application software products give users the power and flexibility to define, implement, modify and control the core data acquisition, analysis, and presentation functions of instruments with their computer. Users can mix and match their choice of the Company's DAQ, GPIB, VXI, PXI, image acquisition, motion control or industrial communications products to create virtual instrumentation systems that meet their specific instrumentation needs. The Company's products empower users to monitor and control instruments, create innovative computer-based systems that can replace instruments at a lower cost, and integrate measurement functionality with industrial automation and standard network connectivity to improve efficiency and precision of applications spanning research, design, production and service. Because much of the instrumentation functionality resides in the software, in a significant sense, the software is the instrument.

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

      Mix and Match Capabilities

      The flexibility of the Company's virtual instrumentation approach permits users to mix and match many combinations of GPIB, VXI, DAQ, PXI, image acquisition, motion control and industrial communications products to build customized measurement and automation solutions. The Company's open product architecture provides a high level of integration between the Company's products and other industry standard instrumentation products. This approach provides users with the flexibility to mix and match the Company's and third-party hardware components when developing custom virtual instrumentation systems.

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

      Lower Total Solution Cost

      The   Company   believes   that   its   products   and   solutions   offer
price/performance advantages over traditional instrumentation. Virtual instrumentation provides users the ability to utilize industry standard computers and workstations equipped with modular and reusable application software, cost-effective hardware and driver software that together perform the instrumentation functions that would otherwise be performed by costly, proprietary instrumentation systems. In addition, virtual instrumentation gives users the flexibility and portability to adapt to changing needs, whereas traditional closed systems are both expensive and time consuming to adapt, if adaptable at all.

Strategy

      The Company's objective is to be a leading supplier of measurement and automation products and solutions to engineers, scientists and others in both T&M and IA applications. To achieve this objective, the Company is pursuing a strategy that includes the following elements:

      Expand Broad Customer Base

      Serve A Large and Diverse Market. The Company's products and services are designed to serve a broad customer base across many industries. The Company defines product features and capabilities by working closely with technically sophisticated customers and seeks to achieve high unit volumes by selling these same products to a large base of customers with diverse measurement and automation needs.

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

      Provide Global Customer Support and Education. The Company's sales and marketing engineers have the technical expertise necessary to understand customers' instrumentation application needs and work with them to identify cost-effective solutions using the virtual instrumentation approach. The Company also offers comprehensive customer support, including technical support via the NI.com Web site, electronic mail, bulletin boards, fax and telephone, newsletters, warranty service and repair, upgrade programs, free and paid seminars and technical classes. In 2000 the Company continued to invest heavily to leverage the Web for customer support. Through the Company's NI.com Web site, customers have access to a growing range of support options to solve their own problems directly over the Web, including software downloads, upgrades and bug fixes, automated product configuration tools, knowledge databases of common questions and answers, online seminars, and discussion forums.

      Deliver Long-Term Compatibility. The Company emphasizes consistency in the implementation of its products across different platforms and strives to maintain a high degree of backward compatibility between existing and new products, engendering a high degree of customer loyalty.

      Leverage External and Internal Technology

      Leverage  Generally  Available  Technology.   The  Company  leverages  the
research and development efforts of vendors of personal computers and workstations, operating systems, programming languages and software development tools, and their suppliers. By integrating Web, networking and communications capabilities directly in its software and hardware products, the Company's products allow users of its virtual instrument approach to easily distribute measurement and automation capabilities throughout factories and around the world, easily integrate measurement and automation data throughout their organization and across the enterprise and achieve advanced solutions at a lower development cost.

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

Products and Technology

      The Company offers an extensive line of measurement and automation products. Engineers, scientists and other users involved in T&M and IA applications can use these products with computers, networks and the Internet to develop customer-defined virtual instrument solutions. The Company's products consist of application software, and hardware components together with related driver software. In T&M applications, the Company's products can be used to monitor and control traditional instruments or to create computer-based instruments that can replace the traditional instruments. In IA applications, the Company's products can be used in the same ways as in T&M and can also be used to integrate measurement functionality with process automation capabilities. The Company's products are designed to work either in an integrated solution or separately. The Company believes that the flexibility, functionality and ease of use of its application software promotes sales of the Company's other software and hardware products.

      Application Software

      The Company believes that application software is playing an increasingly important role in the development of computer-based instruments and systems in measurement and automation applications. The Company's application software products leverage the increasing capability of computers, networks and the Internet for data analysis, connectivity and presentation power to bring increasing efficiency and precision to measurement and automation applications. The Company's application software products include LabVIEW, Measurement Studio, Lookout, Measure, Virtual Bench, TestStand, DIAdem and DASYLab. The Company's application software products are integrated with the Company's hardware/driver software.

      The  Company  offers  a  variety  of  software   products  for  developing
measurement and automation applications to meet the different programming and computer preferences of its customers. LabVIEW and Measurement Studio are programming environments with which users can develop GUIs, control instruments and acquire, analyze and present data. With these software products, users can design custom virtual instruments by creating a GUI on the computer screen through which they operate the actual program and control selected hardware. Users can customize front panels with knobs, buttons, dials and graphs to emulate control panels of instruments or add custom graphics to visually represent the control and operation of processes. LabVIEW and Measurement Studio also have ready-to-use libraries for controlling hundreds of programmable instruments, including serial, GPIB and VXI, the Company's plug-in DAQ boards and PXI/PCI computer-based instruments. Once created, virtual instruments can be modified or used as components of another program by the original developer or another user.

     The principal difference between LabVIEW and Measurement Studio is in the way users develop programs. With LabVIEW, users program graphically, developing application programs by connecting icons to create "block diagrams" which are natural design notations for scientists and engineers. With Measurement Studio, a software package which upgraded and replaced LabWindows/CVI and ComponentWorks, users may program with the conventional, text-based language of
C. Measurement Studio also includes application-specific OLE or ActiveX controls and libraries to the Microsoft Visual Basic, Visual C++ and Borland Delphi development environments.

      The latest revisions of LabVIEW and Measurement Studio software packages feature enhanced capabilities to allow users to more easily integrate the Web into their computer-based instrumentation applications. In 2000, the Company introduced a version of LabVIEW -- LabVIEW 6i. LabVIEW 6i allows the customer to easily communicate, share and control measurement and automation systems and information with anyone on the Web, and customers can use the Internet and Intranets to build distributed, networked systems throughout their enterprise. In addition, in 2000 the Company expanded the capabilities of its LabVIEW Real Time software product to include support for the PXI hardware platform to allow users who have exceptional response requirements to reliably execute an expanded range of system-level applications even if the PC operating system crashes - solving a key objection some potential users have had in the past to using PC technology for embedded devices or for mission critical measurement and automation applications, and extending the range of applications for computer-based measurement and automation.

      The Company also sells a range of optional add-on products for LabVIEW and Measurement Studio, such as advanced analysis libraries, database tools and Internet integration. In 2000, the Company also introduced the LabVIEW Datalogging and Supervisory Control Module, an add-on module for high channel count applications in research and development and manufacturing.

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

      The Company also offers a software product called TestStand targeted for T&M applications in a manufacturing environment. TestStand is a test management environment for organizing, controlling, and running automated production test systems on the factory floor. It also generates customized test reports and integrates product and test data across the customers' enterprise and across the Internet. TestStand manages tests that are written in LabVIEW and Measurement Studio, C and C++, and VisualBasic, so test engineers can easily share and re-use test code throughout their organization and from one product to the next. TestStand is a key element of the Company's strategy to broaden the reach of its application software products across the corporate enterprise.

      The Company's Lookout software product is targeted specifically for IA applications. Lookout is a non-programming solution. Lookout is a human machine interface/supervisory control and data acquisition ("HMI/SCADA") software product that requires no programming or script writing. Lookout provides a scalable architecture for applications ranging from HMIs to large, sophisticated SCADA applications.

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

      The Company is a leading supplier of VXI computer controller hardware and the accompanying NI-VXI and NI-VISA driver software. The Company also offers a variety of VXI DAQ modules with NI-DAQ driver software, as well as LabVIEW, Measurement Studio and TestStand software products for VXI systems.

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

      The Company's DAQ products provide a range of price/performance options, and include products for high-speed applications such as on-line monitoring and control as well as products designed for long-term recording of slowly changing data such as temperatures. The Company also offers products with features comparable to stand-alone traditional instruments such as oscilloscopes, DMMs, and function and arbitrary waveform generators. The Company offers DAQ hardware/driver software products for numerous desktop and notebook computers. The Company also offers SCXI (signal conditioning extensions for instrumentation) hardware, which expands the types and quantity of sensors that can be connected to the Company's data acquisition boards.

      PXI Modular Instrumentation. The Company's PXI modular instrument platform, which was introduced in 1997, is a desktop PC packaged in a small, rugged form factor with expansion slots and instrumentation extensions. It combines mainstream PC software and PCI hardware with advanced instrumentation capabilities designed in the VXI architecture. In essence, PXI is an instrumentation PC with plenty of expansion slots to enable the company to pursue complete system-level opportunities and deliver a much higher percentage of the overall system content using the company's own products. PXI delivers many of the benefits of VXI in a much smaller package and at lower prices. The Company continues to expand its PXI product offerings with new modules, which address a wide variety of measurement and automation applications. Also, PXI continues to gain acceptance as an open industry standard, with endorsements from over 50 suppliers.

      Machine Vision/Image Acquisition. In late 1996, the Company introduced its first image acquisition hardware. With the advanced technologies in personal computers and the Company's vision products, it is cost-effective for end-users to integrate vision into their measurement and automation applications. The Company's vision software is designed to work with many different environments, including LabVIEW and Measurement Studio. Image acquisition is commonly used in applications for quality control of manufactured products.

      Motion Control. During 1997, the Company acquired technologies and assets that resulted in the addition of a line of motion control hardware, software and peripheral products. This intelligent PC-based motion control hardware is programmable from industry standard development environments including LabVIEW and Measurement Studio. The Company's software tools for motion are easily integrated with the Company's other product lines, allowing motion to be combined with image acquisition, test, measurement, data acquisition and automation. As in many areas, motion control is moving to PC-based systems and the motion products allow users to leverage standard hardware and software in measurement and automation applications to create robust, flexible solutions.

      Industrial Communications Interfaces. In mid-1995, the Company began shipping its first interface boards for communicating with serial devices, such as dataloggers and PLCs targeted for IA applications, and benchtop instruments, such as oscilloscopes, targeted for T&M applications. Industrial applications need the same high-quality, easy-to-use hardware and software tools for communicating with industrial devices such as process instrumentation, PLCs, single-loop controllers, and a variety of I/O and DAQ devices. National
Instruments offers three hardware and driver software product lines for communication with industrial devices -- Controller Area Network (CAN), Foundation Fieldbus, and RS-485 and RS-232. The Company's industrial communication products are designed to work with standard serial software drivers, and Windows versions of LabVIEW and Measurement Studio.

      Distributed Input/Output Hardware/Software. The Company introduced its FieldPoint product for distributed I/O applications in mid-1997. FieldPoint is an intelligent, distributed, and modular I/O system that gives industrial system developers an economical solution for distributed data acquisition, monitoring and control applications. The FieldPoint system includes isolated analog and digital I/O modules, terminal base options, and network modules. FieldPoint software includes a server that provides seamless integration into the LabVIEW Datalogging and Supervisory Control Module, driver libraries for support under LabVIEW, Measurement Studio and Lookout, and an OPC server that provides wide compatibility of FieldPoint hardware with other industrial automation software packages.

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

Customers

      The Company has a broad customer base, with no customer accounting for more than 3% of the Company's sales in 2000, 1999, or 1998.

Marketing

      Through its worldwide marketing efforts, the Company strives to educate engineers and scientists about the benefits of the Company's virtual instrumentation philosophy, products and technology, and to highlight the performance, ease of use and cost advantages of its products. The Company also seeks to present its position as a technological leader among producers of instrumentation software and hardware and to help promulgate industry standards that will benefit users of computer-based instrumentation.

      The Company reaches its intended audience through its Web site at NI.com as well as the distribution of written and electronic materials including demonstration versions of its software products, participation in tradeshows and technical conferences and training and user seminars. An in-house staff develops the NI.com Web site, advertising, publicity, and promotional materials that the Company uses worldwide. The primary marketing/sales tool is the Company's Web site at NI.com. Throughout 1998, 1999, and 2000, the Company invested aggressively to enhance the content, performance, and features of NI.com as well as to integrate E-commerce as a core component of the Company's business model. Through NI.com, customers can view the Company's complete on-line catalog, interactively configure systems, obtain pricing in a number of currencies, place orders, track the status of orders, register products and obtain software upgrades. The Company's believes its direct business model provides the opportunity to leverage the Web heavily to reach customers and improve operations.

      The primary printed marketing/sales tool is the Company's catalog, published annually and distributed worldwide. The catalog is over 900 pages, with detailed tutorial information that educates readers about the Company's integrated product architecture and virtual instrumentation concept. Short-form versions of the catalog are typically also available in languages of major international markets, including French, German, Spanish and Japanese.

      The Company also uses quarterly newsletters to educate current and prospective customers about its products and technologies. These newsletters include new product information, feature articles that educate readers about new instrumentation technology, user solution case studies of real-world applications, product news from Alliance Program members and key customers, and event and customer education schedules. These newsletters are available in print form and via email subscription. There are also many books available on the Company's technology in English, German, French and other languages.

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

Sales and Distribution

      The Company distributes its software and hardware products primarily through a direct sales organization. The Company also uses independent distributors, OEMs, VARs, system integrators and consultants to market its products. The Company has sales offices in the United States and sales offices and distributors in key international markets. Sales outside of North America accounted for approximately 47%, 47%, and 44% of the Company's revenues in 2000, 1999, and 1998, respectively. The Company expects that a significant portion of its total revenues will continue to be derived from international sales. See
Note 13 of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of the Company's net sales, operating income and identifiable assets.

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

      Throughout 2000, the Company continued to invest aggressively to integrate the Web as a core component of its direct sales model. The Company provides worldwide on-line pricing for products in a number of currencies, allows customers to order the complete catalog of products via the Web, provides a variety of Web-based configuration tools to allow customers to more easily select and order multiple compatible products for their systems, and offers Prime Access business-to-business capabilities to allow key customers to conduct business directly with the Company through secure, private pages at NI.com.

      Direct Sales

      The Company directly markets and sells its products in the Americas, Europe and Asia. The Company has sales offices located throughout the United States and in key international markets. Many of the Company's international sales offices employ application engineering technical support specialists as well as sales, marketing and administrative personnel.

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

      Distributors

      The Company utilizes distributors primarily to market its products in geographic areas not served by the Company's direct sales organization. Generally, the Company's indirect sales customers do not maintain significant inventory levels.

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

      VARs, System Integrators and Consultants

      The Company has relationships with third-party VARs, system integrators and consultants who offer add-on products and system integration services. These third-party developers expand the Company's market and sales opportunities by adding value to the Company's standard products, making them suitable for vertical market applications such as manufacturing automation or image processing and analysis. The Company maintains a formal third-party sales/marketing/training program, called the Alliance Program, which it uses to work with many of the VARs, system integrators and consultants. Applicants must be sponsored for membership by a Company sales engineer, pass qualification criteria and pay a nominal annual membership fee. In late 1998, the Company introduced an elite level of its Alliance Program called Select Integrators. Select Integrators must qualify for the program based upon their level of business with the Company. As of December 31, 2000, the Company's Alliance Program had approximately 600 members including several Select Integrators. The Company publishes on-line directories on its NI.com Web site of third-party Alliance Program member products and services for use by its sales force and its end users to locate additional products and/or services compatible with the Company's products. The Company makes available to qualified third-parties the opportunity to participate in joint marketing and sales programs, such as trade shows, customer sales events and the Company's newsletters. In addition to its relationships with third party VAR, system integrators and consultants, the Company has a direct presence in the German systems integration market through its Datalog and GfS subsidiaries.

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

      Customer Technical Support

      The Company maintains a large staff of application engineers at its corporate facility, all of whom are highly qualified technical professionals. Application engineers are also assigned to the Company's major international offices. These application engineers provide customer support by telephone, fax, electronic mail and world-wide Web forums, and electronic bulletin boards, and are trained in both instrumentation and computer technology. In 2000, the Company continued to invest heavily to leverage the Web for customer support. Through the Company's NI.com web site, customers have access to a growing range of support options to solve their own problems directly over the Web, including software downloads, upgrades and bug fixes, automated product configuration tools, knowledge databases of common questions and answers, live Web chat capabilities, and discussion forums.

      Upgrades

      The Company typically offers programs in which existing customers can upgrade to the latest Company products for an upgrade fee that is a discount from the list price. Application software customers have the option of purchasing a one-year renewable maintenance and support program, which entitles them to software upgrades and priority access to the Company's technical support hotline.

      Customer Education

      The Company offers a variety of fee-based training classes ranging in scope from basic and introductory courses for new users to advanced courses for experienced users.

Competition

      The markets in which the Company operates are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than the Company, and the Company expects to face further competition from new market entrants in the future. A key competitor is Agilent Technologies Inc. ("Agilent"). The Company believes Agilent is the dominant supplier of GPIB and VXI-compatible instruments and systems. Agilent is also a leading supplier of equipment used in data acquisition and control applications. Agilent offers its own line of GPIB instrument controllers, as well as hardware and software add-on products for third-party desktop computers and workstations that directly compete with the Company's products. Agilent is aggressively advertising and marketing its products and system integration services. Because of Agilent's dominance in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse affect on the Company. The Company also faces competition from a variety of other competitors.

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

      The Company believes its ability to compete successfully depends on a number of factors both within and outside its control, including: product pricing, quality and performance; success in developing new products; adequate manufacturing capacity and supply of components and materials; efficiency of manufacturing operations; effectiveness of sales and marketing resources and strategies; success in leveraging the Web; strategic relationships with other suppliers; timing of new product introductions by the Company and its competitors; protection of the Company's products by effective use of intellectual property laws; general market and economic conditions; and events related to weather and government actions throughout the world. There can be no assurance that the Company will be able to compete successfully in the future.

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

      In the past, the Company has experienced significant delays in the introduction of new products. The Company's strategy of developing products based primarily on third parties' commercially available technologies is substantially dependent on the Company's ability to gain pre-release access to, and to develop expertise in, current and future product developments of such companies. There can be no assurance that the Company will continue to receive such pre-release access from any of these companies, or, even with such access, that the Company will be able to develop products on a timely basis that are compatible with future releases.

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

      As of December 31, 2000, the Company employed 672 people in product research and development. The Company's research and development expenses were $56.0 million, $45.5 million, and $34.8 million for 2000, 1999, and 1998 respectively.

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

      As of December 31, 2000, the Company held 126 United States patents (121 utility patents and 5 design patents) and 6 patents in foreign countries (3 patents registered in Europe in various countries; 1 patent in Canada, and 2 patents in Japan), and had 118 patent applications pending in the United States and foreign countries. Thirty-five of such United States patents are software patents related to LabVIEW, and cover fundamental aspects of the graphical programming approach used in LabVIEW. The Company's patents expire from 2007 to 2019. No assurance can be given that the Company's pending patent applications will result in the issuance of patents. The Company also owns certain registered trademarks in the United States and abroad.

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

Manufacturing and Suppliers

      The Company manufactures a majority of its products at its facilities in Austin, Texas. Product manufacturing operations at the Company can be divided into four areas: electronic circuit card and module assembly; cable assembly; technical manuals and product support documentation; and software duplication. The Company manufactures most of the electronic circuit card assemblies and modules in-house, although subcontractors are used from time to time. The Company manufactures some of its electronic cable assemblies in-house, but many assemblies are produced by subcontractors. The Company primarily subcontracts its software duplication and packaging functions. Reliance on contract manufacturers entails risks of quality problems, less control of product pricing, and potential unavailability of or delays in delivery of products, any of which could have a material adverse effect on the Company's results of operations. There can be no assurance that the Company, together with its third-party manufacturers, will be able to produce sufficient quantities of the Company's products in a timely manner.

      During 2001, the Company will be working to establish a new manufacturing operation in Hungary. The new Hungarian operation will be the Company's second manufacturing facility. This new facility will be required to meet the expected customer demand in Q4, 2001. Any delay in bringing this facility into production could have a material adverse effect on the results of operations.

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

      The Company obtains most of its electronic components from suppliers located principally in the United States and Asia. Some of the components purchased by the Company, including ASICs, are sole-sourced. Any disruption of the Company's supply of sole or limited source components, whether resulting from business demand, quality, production or delivery problems, could adversely affect the Company's ability to manufacture its products, which could in turn adversely affect the Company's business and results of operations. See "Managements Discussion and Analysis of Financial Condition and Results of Operations."

Backlog

      The Company typically ships products shortly following the receipt of an order. Accordingly, the Company does not have a material amount of backlog. Backlog should not be viewed as an indicator of future sales.

Employees

      As of December 31, 2000, the Company had 2,511 employees, including 672 in research and development, 1,185 in sales and marketing and customer support, 347 in manufacturing and 307 in administration and finance. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage. The Company considers its employee relations to be good.

ITEM 2.     PROPERTIES

      The Company's principal administrative, sales, marketing, manufacturing, research and development activities are conducted at three Company-owned buildings in Austin, Texas. The Company owns approximately 69 acres of land in north Austin, Texas, at which are a 232,000 square foot office facility and a 140,000 square foot manufacturing facility. The Company is in the process of constructing a new R&D building, a 380,000 square foot office facility with estimated completion during the first quarter of 2002, and is also working on a plan and design of a second manufacturing facility to be located in Hungary, estimated to be completed by Q4 of 2001. The Company also owns a 136,000 square foot office building in Austin, Texas in which it houses certain of its sales operations. A portion of the 136,000 square foot office building is currently leased to Trilogy, Inc. During 2000, the Company's German subsidiary, GfS Systemtechnik GmbH & Co. completed construction of a 25,500 square foot office building in Aachen, Germany in which a majority of its activities are conducted. GfS also owns another 19,375 square foot office building, a portion of which is partially leased to BMS Modern Games. The remainder of this office building is used by GfS.

      As of December 31, 2000, the Company also leased a number of sales and support offices in the United States and overseas. The Company believes existing field sales and support facilities are adequate to meet its current requirements.

ITEM 3.     LEGAL PROCEEDINGS

      On May 2, 2000, the Company was served by Cognex Corporation asserting patent infringement of two Cognex patents, copyright infringement, trademark infringement and unfair competition. Cognex seeks preliminary and permanent injunctive relief, actual monetary damages in an unspecified amount, and attorney's fees and costs. On June 21, 2000, the Company filed a response to their lawsuit denying all claims. A trial has been scheduled for October 23, 2001. The Company is defending this lawsuit vigorously. The Company is unable to predict the outcome of the litigation at this time. Based on the facts we have reviewed to date, management does not expect the resolution of this matter to have a material adverse effect on the Company's business or financial condition. However, because the plaintiff has indicated an unwillingness to withdraw these claims, the Company has accrued $2.5 million of anticipated patent defense costs that are probable of being incurred.

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

                   2000        High       Low

             First Quarter     50.188     34.938
             2000

             Second Quarter    56.75      33.00
             2000

             Third Quarter     48.875     40.813
             2000

             Fourth Quarter    52.438     37.063
             2000

                   1999        High       Low

             First Quarter     23.083     17.417
             1999

             Second Quarter    27.50      18.167
             1999

             Third Quarter     35.344     26.167
             1999

             Fourth Quarter    38.25      27.25
             1999

      At the close of business on February 2, 2001, there were approximately 798 holders of record of the Common Stock and approximately 6,800 shareholders of beneficial interest.

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

                                            Years Ended December 31,
                               ------------------------------------------------
                                 2000      1999      1998      1997      1996
                               --------  --------  --------  --------  --------
                                     (in thousands, except per share data)

Statements of Income Data:
Net sales:

  North America..............  $215,960  $175,873  $153,435  $141,784  $114,382
  Europe.....................   133,799   108,801    86,961    66,318    58,108
  Asia Pacific...............    60,390    44,909    33,834    32,777    28,225
                               --------  --------  --------  --------  --------
  Consolidated net sales.....   410,149   329,583   274,230   240,879   200,715

Cost of sales................    98,326    76,040    65,187    55,096    49,755
                               --------  --------  --------  --------  --------
  Gross profit...............   311,823   253,543   209,043   185,783   150,960
                               --------  --------  --------  --------  --------

Operating expenses:
  Sales and marketing........   147,377   120,886   100,783    87,096    72,067
  Research and development...    55,954    45,531    34,757    30,296    24,387
  General and administrative.    32,077    24,258    20,455    18,508    17,129
                               --------  --------  --------  --------  --------
  Total operating expenses...   235,408   190,675   155,995   135,900   113,583
                               --------  --------  --------  --------- --------

  Operating income...........    76,415    62,868    53,048    49,883    37,377

Other income (expense):
  Interest income............     6,390     4,759     3,439     3,455     2,405
  Interest expense...........      (533)     (404)     (463)     (502)     (844)
  Net foreign exchange (loss)
    gain and other...........    (1,159)      130      (224)   (2,649)     (899)
                               --------  --------  --------  --------  --------

Income before income taxes
 and cumulative effect of
 accounting change...........    81,113    67,353    55,800    50,187    38,039
Provision for income taxes...    25,956    21,553    18,414    16,562    12,553
                               --------  --------  --------  --------  --------

Income before cumulative
 effect of accounting
 change......................    55,157    45,800    37,386    33,625    25,486
Cumulative effect of
 accounting change,
 net of tax..................        --      (552)       --        --        --
                               --------  --------  --------  --------  --------

       Net income............  $ 55,157  $ 45,248  $ 37,386  $ 33,625  $ 25,486
                               ========  ========  ========  ========  ========

Basic earnings per share:
   Income before cumulative
   effect of accounting
   change....................  $   1.10  $   0.92  $   0.76  $   0.69  $   0.53
   Cumulative effect of
   accounting change, net of
   tax.......................        --     (0.01)       --        --        --
                               --------  --------  --------  --------  --------
   Basic earnings per share..  $   1.10  $   0.91  $   0.76  $   0.69  $   0.53
                               ========  ========  ========  ========  ========

Diluted earnings per share:
   Income before cumulative
   effect of accounting
   change....................  $   1.03  $   0.88  $   0.73  $   0.67  $   0.52
   Cumulative effect of
   accounting change, net of
   tax.......................        --     (0.01)       --        --        --
                               --------  --------  --------  --------  --------
   Diluted earnings per share  $   1.03  $   0.87  $   0.73  $   0.67  $   0.52
                               ========  ========  ========  ========  ========

Weighted average shares
outstanding:

   Basic.....................    50,332    49,776    49,248    48,845    48,539
   Diluted...................    53,564    52,203    51,150    50,484    49,415

                                                  December 31,
                               ------------------------------------------------
                                 2000      1999      1998      1997      1996
                               --------  --------  --------  --------  --------
                                                 (in thousands)
Balance Sheet Data:

Cash and cash equivalents....  $ 75,277  $ 45,309  $ 51,538  $ 31,943  $ 30,211
Short-term investments.......    79,525    83,525    49,158    51,067    48,956
Working capital..............   220,208   173,761   133,510   112,142    99,294
Total assets.................   389,350   318,753   249,786   204,490   169,225
Long-term  debt, net of
  current portion............        --     4,301     4,379     5,151     9,175
Total stockholders' equity...   321,023   254,235   204,184   161,754   126,953

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

Overview

      National Instruments Corporation designs, develops, manufactures and markets instrumentation and automation software and hardware for general commercial, industrial and scientific applications. The Company offers hundreds of products used to create virtual instrumentation systems for measurement and automation. The Company has identified a large and diverse market for test and measurement ("T&M") and industrial automation ("IA") applications. The Company's products are used in a variety of applications from research and development to production testing and industrial control. In test and measurement applications, the Company's products can be used to monitor and control traditional instruments or to create computer-based instruments that can replace traditional instruments. In industrial automation applications, the Company's products can be used in the same ways as in test and measurement and can also be used to integrate measurement functionality with process automation capabilities. The Company sells to a large number of customers in a wide variety of industries. No single customer accounted for more than 3% of the Company's sales in 2000, 1999 or 1998.

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

Results of Operations

      The following table sets forth, for the periods indicated,  the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
consolidated statements of income:

                                                  Years Ended December 31,
                                             ----------------------------------
                                                2000        1999        1998
                                             ----------  ----------  ----------
Net sales:
  North America........................          52.7%       53.4%       56.0%
  Europe...............................          32.6        33.0        31.7
  Asia Pacific.........................          14.7        13.6        12.3
                                             ----------  ----------  ----------
  Consolidated net sales...............         100.0       100.0       100.0
Cost of sales..........................          24.0        23.1        23.8
                                             ----------  ----------  ----------
  Gross profit.........................          76.0        76.9        76.2
Operating expenses:
  Sales and marketing..................          35.9        36.7        36.7
  Research and development.............          13.7        13.8        12.7
  General and administrative...........           7.8         7.3         7.5
                                             ----------  ----------  ----------
    Total operating expenses...........          57.4        57.8        56.9
                                             ----------  ----------  ----------
    Operating income...................          18.6        19.1        19.3
Other income (expense):
  Interest income .....................           1.5         1.4         1.3
  Interest expense.....................          (0.1)       (0.1)       (0.2)
  Net foreign exchange gain (loss).....          (0.3)       --          (0.1)
                                             ----------  ----------  ----------
Income before income taxes and
  cumulative effect of accounting
  change...............................          19.7        20.4        20.3
Provision for income taxes.............           6.3         6.5         6.7
                                             ----------  ----------  ----------
Income before cumulative effect of
  accounting change....................          13.4        13.9        13.6
Cumulative effect of accounting change,
  net of tax...........................          --          (0.2)       --
                                             ----------  ----------  ----------
Net income.............................          13.4%       13.7%       13.6%
                                             ==========  ==========  ==========

      Net Sales. In 2000, net sales for the Company's products reached $410.1 million, a 24% increase from the level achieved in 1999, which followed an increase in net sales of 20% in 1999 over the level achieved in 1998. This year marks the twenty-fourth year of consecutive double-digit annual sales growth. The increase in sales in these periods is primarily attributable to the introduction of new and upgraded products in each period, increased market acceptance of the Company's products in each of the major geographical areas in which the Company operates, and an expanded customer base. The increase in the revenue growth rate to 24% from 20% in 1999, is attributed to an increase in unit sales growth in all regions, a broad increase in demand for the Company's products and significant growth in newer product areas such as PXI, Machine Vision, Motion Control, FieldPoint and PC based instruments.

      North American revenue was $216.0 million in 2000, an increase of 23% from 1999, following a 15% increase in 1999 over 1998. The increase in sales and in the revenue growth rate in North America in 2000 is primarily attributable to market acceptance of the Company's new products, an expanded sales force and a recovery from the industry downturn in early 1999.

      European revenue was $133.8 million in 2000, an increase of 23% over 1999, following a 25% increase in 1999 from 1998. The increase in revenue in Europe is primarily attributable to continued market acceptance of the Company's new products, the strong local economies and the Company's expansion in its European sales force.

      Asia Pacific revenue grew 35% to $60.4 million in 2000, which followed a 33% increase in 1999 over 1998 levels. The increase in the Asia Pacific revenue growth rate during 2000 is primarily attributed to the success of the Company's new products, an expanded sales force and the continued improvement in the state of the Asian economies. See the discussion below for more information concerning the impact of foreign currency fluctuations on sales growth.

      International sales (sales to customers outside of North America) accounted for 47%, 47% and 44% of the Company's consolidated net sales for 2000, 1999 and 1998, respectively. The Company intends to continue to expand its international operations by increasing market presence in existing markets, and continuing to use distributors to sell its products in countries in which the sales volume does not justify direct sales activities.

      The Company's international sales are subject to inherent risks, including fluctuations in local economies; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. The Company's sales outside of North America are denominated in local currencies, and accordingly, the Company is subject to the risks associated with fluctuations in currency rates. In particular, increases in the value of the dollar against foreign currencies decrease the U.S. dollar value of foreign sales requiring the Company either to increase its price in the local currency, which could render the Company's product prices noncompetitive, or to suffer reduced revenues and gross margins as measured in U.S. dollars. These dynamics have adversely affected revenue growth in international markets in 2000 and in previous years. The Company's foreign currency hedging program includes both foreign currency forward and purchased option contracts to reduce the effect of exchange rate fluctuations. However, the hedging program will not eliminate all of the Company's foreign exchange risks. (See "Foreign Exchange Gain/Loss" below and Note 12 of Notes to Consolidated Financial Statements.)

      Sales made by the Company's direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the weighted average value of the U.S. dollar. This weighted average is calculated as the percentage change in the value of the currency relative to the dollar, multiplied by the proportion of international sales recorded in the particular currency. Between 2000 and 1999 this weighted average value of the U.S. dollar increased by 8.2%, causing an equivalent decrease in the U.S. dollar value of the Company's foreign currency sales and expenses. If the weighted average value during 2000 had been the same as that in 1999, on a pro-forma basis, the Company's growth rate for 2000 would have been 26.6%. Pro-forma European sales for 2000 would have increased by 32% over 1999 sales. Pro-forma Asia Pacific sales for 2000 would have increased by 29% over 1999 sales. If the weighted average value of the dollar during 2000 had been the same as that in 1999, on a pro-forma basis, the Company's consolidated operating expenses would have been $236.4 million, representing an increase of $1.0 million. The preceding pro-forma amounts and percentages are not presented in accordance with Generally Accepted Accounting Principles but are presented for comparative purposes.

      Gross Profit. As a percentage of sales, gross profit represented 76%, 77% and 76% in 2000, 1999, and 1998, respectively. The relatively high software content of the Company's products is demonstrated in the gross margins achieved by the Company. The lower margin in 2000 is the result of unfavorable foreign currency exchange rates, lost capacity and increased overhead costs related to delayed receipt of components from suppliers. In 1999, improved production efficiencies and favorable foreign currency exchange rate fluctuations resulted in higher margins. There can be no assurance that the Company will maintain its historical margins.

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

      The Company is currently working to establish a new manufacturing facility in Hungary in Q4 of 2001. This new facility will be required in order to meet the customer demand anticipated in Q4, 2001. Any delay in making this capacity available could have a material adverse effect on the results of operations.

      Sales and Marketing. Sales and marketing expense in 2000 increased 22% from 1999, which followed an increase of 20% in 1999 from 1998. The increase in the expense in absolute amounts during 2000 and 1999 is primarily attributable to increases in sales and marketing personnel both internationally and in North America, increased marketing for new products and web marketing and sales activities. Sales and marketing personnel increased by 237 during 2000 from 948 at December 31, 1999 to 1,185 at December 31, 2000. Sales and marketing expense, as a percentage of revenue was 36% in 2000, down from 37% in 1999 and 1998.

      The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on new recruiting, initial marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in the web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international sales conferences and trade shows.

      Research and Development. Research and development expense in 2000 increased 23% compared to 1999 following an increase of 31% in 1999 over 1998. Excluding the pre-tax charge for the write-off of in-process research and development, on a pro-forma basis, research and development expense grew 29%, 28% and 12% during 2000, 1999 and 1998, respectively. (See Note 8 of Notes to Consolidated Financial Statements for a description of the Company's acquisitions.) The increase in research and development expenditures (excluding the acquisition related charges in 1998) in absolute amounts and as a percentage of sales in each period was primarily due to increases in personnel costs from hiring of additional product development engineers. Research and development personnel increased from 501 at December 31, 1999 to 672 at December 31, 2000. The Company believes that a significant, ongoing investment in research and development is required to remain competitive and continue revenue growth.

      The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company amortizes such costs over the related product's estimated economic useful life, generally three years, beginning when a product becomes available for general release. Software amortization expense totaled $2.6 million, $2.3 million and $2.8 million during 2000, 1999 and 1998, respectively. Software development costs capitalized during such years were $5.0 million, $2.8 million and $3.3 million, respectively. The increased levels of capitalization for 2000 were primarily a result of the development of LabVIEW 6i, NI-DAQ 6.9 and MAX 2.1. The significant items capitalized in 1999 were primarily the result of NI-DAQ 6.6, Lookout 4.0 and purchased software development costs related to the GfS acquisition. (See Note 5 of Notes to Consolidated Financial Statements for a description of intangibles.)

      General and Administrative. General and administrative expenses in 2000 increased 32% from 1999, which followed an increase of 19% in 1999 from 1998. A significant amount of the increase was due to the increase in legal costs primarily from a $2.5 million accrual for anticipated patent defense costs. The increase was also comprised of cost attributable to staffing increases in the information system, finance, legal and human resources departments and significant increases in recruiting costs due to the continued growth in the target number of engineering recruits. Continued development of web and e-commerce offerings were the main areas of focus for incremental investment in the information system department in 2000. The 2000 increase followed a 19% increase in 1999, which was primarily driven by support of the new management information systems and web based applications. General and administrative expenses as a percentage of revenue increased to 7.8% during 2000 from 7.3% in

1999. The increase in 2000 was primarily due to the $2.5 million accrual for future patent defense costs recorded in the fourth quarter of 2000. The Company expects that general and administrative costs will continue to increase in absolute amounts and to fluctuate as a percentage of revenue as the Company continues to invest in maintaining its existing systems, developing the infrastructure for the new Hungarian manufacturing facility, and developing web based commerce and management information systems.

      Interest Income and Expense. Interest income increased 34% in 2000 from 1999, which followed an increase of 38% in 1999 from 1998. The primary source of interest income is from the investment of proceeds from the Company's issuance of common stock under an initial public offering in March 1995 and cash flow generated from operations. Net cash provided by operating activities in 2000 totaled $55.0 million. During 2000, interest income increased due to the investment of cash generated from operations. Interest expense increased 32% from 1999, which followed a decrease of 13% in 1999 from 1998. Interest expense represents less than 1% of net sales and fluctuates as a result of bank borrowings and interest terms thereon. (See Note 6 of Notes to Consolidated Financial Statements for a description of the Company's debt.)

      Net Foreign Exchange Gain/Loss. The Company experienced net foreign exchange losses of $1.5 million in 2000, compared to gains of $130,000 in 1999 and losses of $224,000 in 1998. These results are attributable to movements between the U.S. dollar and the local currencies in countries in which the Company's sales subsidiaries are located. The Company recognizes the local currency as the functional currency of its international subsidiaries.

      The Company utilizes foreign currency forward contracts to hedge a majority of its foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. The Company typically limits the duration of its "receivables" foreign exchange forward contracts to 90 days.

      The Company also utilizes foreign currency forward contracts and foreign currency purchased option contracts in order to reduce its exposures to fluctuations in future foreign currency cash flows. The Company purchases these contracts for up to 100% of its forecasted cash flows in selected currencies (primarily the euro, yen and pound sterling) and limits the duration of these contracts to 30 months. The foreign currency purchased option contracts are purchased "at-the-money" or "out-of-the-money". As a result, the Company's hedging activities only partially address its risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. The Company does not invest in contracts for speculative purposes. (See Note 12 of Notes to Consolidated Financial Statements for a description of the Company's forward and purchased option contracts and hedged positions.) The Company's hedging strategy reduced the foreign exchange loss for December 31, 2000 by $10.2 million and reduced the net foreign exchange loss for December 31, 1999 by $3.3 million.

      Effective January 1, 1999, the Company elected to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." (See Note 11 and
Note 12 of Notes to Consolidated Financial Statements.)

      Provision for Income Taxes. The provision for income taxes reflects an effective tax rate of 32% in 2000 and 1999 and 33% in 1998. The effective tax rate is lower than the Federal Statutory rate primarily as a result of tax-exempt interest and reduced tax rates in certain international locations. (See Note 7 of Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

      The Company is currently financing its operations and capital expenditures through cash flow from operations. At December 31, 2000, the Company had working capital of approximately $220.2 million compared to $173.8 million at December 31, 1999.

      Accounts receivable increased to $74.7 million at December 31, 2000 from $58.3 million at December 31, 1999, as a result of higher sales levels. Receivable days outstanding at December 31, 2000 increased to 60 days from 58 days at December 31, 1999. Consolidated inventory balances have increased to $33.3 million at December 31, 2000 from $26.2 million at December 31, 1999. Inventory turns of 3.3 per year for 2000 represent a decrease from turns of 3.6 per year for 1999 and reflect the planned increase in the level of inventory related to allocated components and increased procurement of end-of-life components. The Company expects these high inventory levels to persist until the component supply situation has eased significantly.

      Cash used for investing activities in 2000 includes $27.6 million for the purchase of property and equipment and capitalization of software development costs of $5.0 million.

      In October of 2000, the Company began construction of an office building ("Mopac C") located on the North Austin campus. It is currently anticipated that a significant portion of the construction costs will be paid out of the Company's existing working capital. The Company estimates the total cost for the new building, including furniture, fixtures and equipment, will range from $58 million to $62 million. In October of 2000, the Company entered into firm commitments of approximately $60 million for the new building. The Company has incurred approximately $6.6 million in construction costs as of December 31, 2000, with the remainder becoming payable in 2001. The actual level of spending may vary depending on a variety of factors, including unforeseen difficulties in construction. Upon completion of the Mopac C building, the Company intends to vacate its existing 136,000 sq. ft. Millenium office building. The Company has signed an agreement to lease the Millenium building to a third party and currently estimates that the net rental income from this lease will offset approximately 30% of the projected operating costs from the Mopac C building.

      The Company also plans to construct a second manufacturing facility to be located in Hungary. The Company estimates that this European manufacturing facility will be operational by Q4 of 2001, and that by 2003 will source a significant portion of the Company's international sales. The location of the facility has a cost base and tax rate significantly lower than in the U.S., which should have the effect of reducing the cost of manufacturing and lowering the consolidated tax rate. However, there can be no assurance that the actual manufacturing costs will be lower. It is currently anticipated that a significant portion of the construction costs will be paid out of the Company's existing working capital with any remaining costs being funded through credit from the Company's current financial institutions. The Company estimates the total cost for the new facility, including furniture, fixtures and equipment, will be approximately $17.0 million. The actual level of spending may vary depending on a variety of factors, including unforeseen difficulties in construction.

      The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances and internally generated funds. As of December 31, 2000, the Company had no debt outstanding to financial institutions. (See Note 6 of Notes to Consolidated Financial Statements for additional information regarding the Company's debt.)

      The Company believes that the cash flow from operations, if any, existing cash balances and short-term investments, will be sufficient to meet its cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth.

Market Risk

      The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

      Foreign Currency Hedging Activities. The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on the Company's earnings and cash flow. Accordingly, the Company utilizes purchased foreign currency option contracts and forward contracts to hedge its exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. The Company monitors its foreign exchange exposures regularly to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position. Based on the foreign exchange instruments outstanding at December 31, 2000, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate fair market value of all instruments outstanding of approximately $17.9 million. However, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, management believes that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 11 of Notes to Consolidated Financial Statements for a description of the Company's financial instruments at December 31, 2000 and 1999.)

      Short-term Investments. The fair value of the Company's investments in marketable securities at December 31, 2000 was $79.5 million. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies the marketable securities portfolio by investing in multiple types of investment-grade securities. The Company's investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on the Company's investment portfolio and interest rates at December 31, 2000, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of less than $400,000, respectively, in the fair value of the investment portfolio. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

Recently Issued Accounting Pronouncement

      In the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides guidance in applying generally accepted accounting principles to certain revenue recognition issues. The adoption of SAB 101 did not have a material impact on the Company's financial position or overall trends in results of operations.

Factors Affecting the Company's Business

      U.S./Global Economic Slowdown. As has occurred in the past, most recently in 1998 when the Asian economic situation and its effects on the U.S. economy resulted in a slowdown in automated test equipment, semiconductor and other markets, the markets in which the Company does business could again experience the negative effects of a slowdown in the U.S. and/or Global economies. Downturns in the U.S. or Global economies could have a material adverse effect on the Company's operating results.

      Risk of Component Shortages. As has occurred in the past, most recently in the quarter ended December 31, 2000, supply shortages of components including sole source components can result in significant additional costs and inefficiencies in manufacturing. Component shortages, including components from Analog Devices, Inc., have continued in the first quarter and if the Company is unsuccessful in resolving these issues, it will experience a significant impact on the timing of revenue and/or an increase in manufacturing costs, either of which would have a material adverse impact on the Company's operating results.

      Expansion of Manufacturing Capacity. The Company is working to establish a new manufacturing facility which is to be located in Hungary. It is anticipated that this facility will be in operation by Q4, 2001. This additional capacity is required to meet anticipated customer demand in Q4, 2001. Any delay in bringing this facility into production could have a material adverse effect on the Company's results of operations. Factors, which could result in a delay in bringing this new facility into production, include possible delays in construction, difficulties in recruiting and training the local work force and possible difficulties in establishing the required information systems.

      Fluctuations in Quarterly Results. The Company's quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including: changes in the mix of products sold; the availability and pricing of components from third parties (especially sole sources); the timing of orders; level of pricing of international sales; fluctuations in foreign currency exchange rates; the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales; and changes in pricing policies by the Company, its competitors or suppliers. Specifically, if the local currencies in which the Company sells weaken against the U.S. dollar, and if the local sales prices cannot be raised, the Company will experience a deterioration of its gross and net profit margins. The Company expects the strength of the U.S. dollar to have a negative effect on gross and net profit margins in future quarters.

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

      In recent years, the Company's revenues have been characterized by seasonality, with revenues typically being relatively constant in the first, second and third quarters, growing in the fourth quarter and being relatively flat or declining from the fourth quarter of the year to the first quarter of the following year. If this historical pattern continues, revenues and earnings for the first quarter of 2001 may not exceed revenues from the fourth quarter of 2000. Also, the Company's results of operations in the third quarter of 2001 may be adversely affected by lower sales levels in Europe, which typically occur during the summer months. The Company believes the seasonality of its revenue results from the international mix of its revenue and the variability of the budgeting and purchasing cycles of its customers throughout each international region. In addition, total operating expenses have in the past tended to be higher in the second and third quarters of each year, due to college recruiting and significantly increased intern personnel expenses.

      New  Product  Introductions  and  Market  Acceptance.  The  market for the
Company's products is characterized by rapid technological change, evolving industry standards, changes in customer needs and frequent new product introductions, and is therefore highly dependent upon timely product innovation. The Company's success is dependent in part on its ability to successfully develop and introduce new and enhanced products on a timely basis to replace declining revenues from older products, and on increasing penetration in domestic and international markets. In the past, the Company has experienced significant delays between the announcement and the commercial availability of new products. Any significant delay in releasing new products could have a material adverse effect on the ultimate success of a product and other related products and could impede continued sales of predecessor products, any of which could have a material adverse effect on the Company's operating results. There can be no assurance that the Company will be able to introduce new products in accordance with announced release dates, that new products will achieve market acceptance or that any such acceptance will be sustained for any significant period. Failure of new products to achieve or sustain market acceptance could have a material adverse effect on the Company's operating results. Moreover, there can be no assurance that the Company's international sales will continue at existing levels or grow in accordance with the Company's efforts to increase foreign market penetration.

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

      Management   Information   Systems.   During  2000,  the  Company  devoted
significant resources to the continued development of web and e-commerce offerings. In 2001, the Company will focus on implementing information systems to support its new manufacturing facility in Europe and upgrading its worldwide business applications suite to Oracle's latest web-based release 11i. The Company will also be implementing an advanced planning system to enhance predictability of material flow in its manufacturing operations and will continue to devote significant resources to the development of the web. Failure to successfully implement these initiatives could have a material adverse effect on the results of operations.

      The Company relies on three primary regional centers for its management information systems. As with any information system, unforeseen issues may arise that could affect management's ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that one or more of the Company's three regional information systems could experience a complete or partial shutdown. If such a shutdown occurred near the end of a quarter it could impact the Company's product shipments and revenues, as product distribution is heavily dependent on the integrated management information systems in each region. Accordingly, operating results in that quarter would be adversely impacted due to the shipments, which would not occur until the following period. The Company is working to achieve reliable regional management information systems to control costs and improve the ability to deliver its products in substantially all of its direct markets worldwide. No assurance can be given that the Company's efforts will be successful. The failure to receive adequate, accurate and timely financial information could inhibit management's ability to make effective and timely decisions.

      Risks Associated with International Operations and Foreign Economies. International sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. The regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by the Company's international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the weighted average value of the U.S. dollar. This weighted average is calculated as the percentage change in the value of the currency relative to the dollar, multiplied by the proportion of international sales recorded in the particular currency. Between 2000 and 1999 this weighted average value of the U.S. dollar increased by 8.2%, causing an equivalent decrease in the U.S. dollar value of the Company's foreign currency sales and expenses. If the weighted average value during 2000 had been the same as that in 1999, the Company's growth rate for 2000 would have been 26.6%. If the weighted average value during 2000 had been the same as that in 1999, the Company's consolidated operating expenses would have been $236.4 million, representing an increase of $1.0 million. If the U.S. dollar strengthens again in the future, it could have a materially adverse effect on the operating results of the Company.

      Dependence on Key Suppliers. The Company's manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these components are available through sole or limited sources. Sole-source components purchased by the Company include custom application-specific integration circuits ("ASICS") and other components. The Company has in the past experienced delays and quality problems in connection with sole-source components, and there can be no assurance that these problems will not recur in the future. Accordingly, the failure to receive sole-source components from suppliers could result in a material adverse effect on revenues and results of operations.

      Proprietary Rights and Intellectual Property Litigation. The Company's success depends in part on its ability to obtain and maintain patents and other proprietary rights relative to the technologies used in its principal products. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may have in the past infringed or violated certain of the Company's intellectual property rights. As is typical in the industry, the Company from time to time may be notified that it is infringing certain patent or intellectual property rights of others. On May 2, 2000, the Company was served by Cognex Corporation, asserting patent infringement of two Cognex patents, copyright infringement, trademark infringement and unfair competition. Cognex seeks preliminary and permanent injunctive relief, actual monetary damages in an unspecified amount and attorney's fees and costs. In the fourth quarter of 2000, the Company accrued $2.5 million, the estimated legal fees for defending this litigation. The Cognex litigation and any other intellectual property litigation initiated in the future may cause significant litigation expense, liability and a diversion of management's attention which may have a material adverse effect on results of operations.

      Dependence on Key Management and Technical Personnel. The Company's success depends to a significant degree upon the continued contributions of its key management, sales, marketing, research and development and operational personnel including Dr. Truchard and other members of senior management and key technical personnel. The Company has no agreements providing for the employment of any of its key employees for any fixed term and the Company's key employees may voluntarily terminate their employment with the Company at any time. The loss of the services of one or more of the Company's key employees in the future could have a material adverse effect on operating results. The Company also believes its future success will depend in large part upon its ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, including companies acquired through acquisition, as well as training, motivating and supervising the employees. In addition, the recruiting environment for software engineering, sales and other technical professionals is very competitive. Competition for qualified software engineers is particularly intense and is likely to result in increased personnel costs. Failure to attract or retain qualified software engineers could have an adverse effect on the Company's operating results. The Company also recruits and employs foreign nationals to achieve its hiring goals primarily for engineering and software positions. There can be no guarantee that the Company will continue to be able to recruit foreign nationals to the current degree. These factors further intensify competition for key personnel, and there can be no assurance that the Company will be successful in retaining its existing key personnel or attracting and retaining additional key personnel. Failure to attract and retain a sufficient number of technical personnel could have a material adverse effect on the results of operations.

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

ITEM 7(a).  MARKET RISK

      Response to this item is included in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" above.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-19 hereof.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      From time to time the Company's directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Starting in the fourth quarter of 2000, William C. Nowlin, Jr., Jeffrey L. Kodosky and James J. Truchard have made periodic sales of the Company's stock pursuant to such plans.

      The information required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Election of Directors."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Not applicable.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   Documents Filed with Report

            1.  Financial  Statements.   See  Index  to  Consolidated  Financial
                Statements at page F-1 of this Form 10-K and the Financial Statements and Notes thereto which are included at pages F-2 to F-19 of this Form 10-K.

            2.  Exhibits

                Exhibit
                Number   Description

                3.1*     Certificate of Incorporation of the Company.
                3.2*     Bylaws of the Company.
                4.1*     Specimen of Common Stock certificate of the Company.
                4.2*     Rights Agreement dated as of May 19, 1994,  between the
                         Company and The First National Bank of Boston.
               10.1*     Form of Indemnification Agreement.
               10.2*     1994 Incentive Plan.
               10.3*     1994 Employee Stock Purchase Plan.
               11.1      Computation of Earnings Per Share.
               21.1      Subsidiaries of the Company.
               23        Consent of Independent Accountants.
               24.0      Power of Attorney (see page 32).

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

                                   Registrant

                        NATIONAL INSTRUMENTS CORPORATION

February 8, 2001                    BY:   /s/ James J. Truchard
                                          Dr. James J. Truchard
                                          Chairman of the Board and President

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

--------------------------------------------------------------------------------

        Signature             Capacity in Which Signed             Date

--------------------------------------------------------------------------------

/s/ James J. Truchard         Chairman of the Board and
Dr. James J. Truchard       President (Principal Executive     February 8, 2001
                                      Officer)
--------------------------------------------------------------------------------

/s/ Alexander M. Davern      Chief Financial Officer and
Alexander M. Davern         Treasurer (Principal Financial
                                and Accounting Officer)        February 8, 2001

--------------------------------------------------------------------------------

                                      Director
Jeffrey L. Kodosky

--------------------------------------------------------------------------------

/s/ William C. Nowlin, Jr.            Director                 February 4, 2001
William C. Nowlin, Jr.

--------------------------------------------------------------------------------

/s/ L. Wayne Ashby                    Director                 February 6, 2001
L. Wayne Ashby

--------------------------------------------------------------------------------

/s/ Donald M. Carlton                 Director                 February 7, 2001
Dr. Donald M. Carlton

--------------------------------------------------------------------------------

/s/ Ben G. Streetman                  Director                 February 3, 2001
Ben G. Streetman

--------------------------------------------------------------------------------

/s/ R. Gary Daniels                   Director                 February 4, 2001
R. Gary Daniels

--------------------------------------------------------------------------------

/s/ Charles J. Roesslein              Director                 February 5, 2001
Charles J. Roesslein

--------------------------------------------------------------------------------

                        NATIONAL INSTRUMENTS CORPORATION
                          INDEX TO FINANCIAL STATEMENTS

                                                                      Page No.

Financial Statements:

Report of Independent Accountants                                       F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999            F-3
Consolidated Statements of Income for the Three Years Ended
  December 31, 2000                                                     F-4
Consolidated Statements of Cash Flows for the Three Years Ended
  December 31, 2000                                                     F-5
Consolidated Statements of Stockholders' Equity for the Three
  Years Ended December 31, 2000                                         F-6
Notes to Consolidated Financial Statements                              F-7

Financial Statement Schedules:
For the Three Years Ended December 31, 2000
      Schedule II - Valuation and Qualifying Accounts                   S-1

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                      -F1-

                        Report of Independent Accountants

To the Board of Directors and Stockholders of National Instruments Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of National Instruments Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Austin, Texas

January 18, 2001


                                      -F2-

                        National Instruments Corporation
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                  Assets

                                                            December 31,
                                                      -----------------------
                                                         2000         1999
                                                      ----------   ----------
Current assets:
 Cash and cash equivalents......................      $  75,277    $  45,309
 Short-term investments.........................         79,525       83,525
 Accounts receivable, net.......................         74,704       58,279
 Inventories, net...............................         33,292       26,161
 Prepaid expenses and other current assets......         13,499       11,216
 Deferred income taxes, net.....................          8,262        6,539
                                                      ----------   ----------
    Total current assets........................        284,559      231,029

Property and equipment, net.....................         84,694       69,771
Intangibles and other assets....................         20,097       17,953
                                                      ----------   ----------
    Total assets................................      $ 389,350    $ 318,753
                                                      ==========   ==========


                      Liabilities and Stockholders' Equity

Current liabilities:
 Current portion of long-term debt..............      $      --    $     876
 Accounts payable...............................         30,365       23,318
 Accrued compensation...........................         12,720       11,021
 Accrued expenses and other liabilities.........          9,923       10,326
 Income taxes payable...........................          3,366        4,739
 Other taxes payable............................          7,977        6,988
                                                      ----------   ----------
    Total current liabilities...................         64,351       57,268

Long-term debt, net of current portion..........             --        4,301
Deferred income taxes, net......................          3,976        2,949
                                                      ----------   ----------
    Total liabilities...........................         68,327       64,518
                                                      ----------   ----------

Commitments and contingencies...................             --           --
Stockholders' equity:
   Common stock: par value $.01; 180,000,000
   shares authorized; 50,634,603 and 50,047,182
   shares issued and outstanding, respectively..            506          500
   Additional paid-in capital...................         69,534       58,830
   Retained earnings............................        254,006      198,849
   Accumulated other comprehensive loss.........         (3,023)      (3,944)
                                                      ----------   ----------
    Total stockholders' equity..................        321,023      254,235
                                                      ----------   ----------
    Total liabilities and stockholders' equity..      $ 389,350    $ 318,753
                                                      ==========   ==========

         The accompanying notes are an integral part of these financial statements.

                                      -F3-

                        National Instruments Corporation
                        Consolidated Statements of Income
                      (In thousands, except per share data)

                                                       For the Years
                                                      Ended December 31,
                                              ----------------------------------
                                                 2000        1999        1998
                                              ----------  ----------  ----------

Net sales................................     $ 410,149   $ 329,583   $ 274,230
Cost of sales............................        98,326      76,040      65,187
                                              ----------  ----------  ----------
   Gross profit..........................       311,823     253,543     209,043
                                              ----------  ----------  ----------

Operating expenses:
   Sales and marketing...................       147,377     120,886     100,783
   Research and development..............        55,954      45,531      34,757
   General and administrative............        32,077      24,258      20,455
                                              ----------  ----------  ----------
   Total operating expenses..............       235,408     190,675     155,995
                                              ----------  ----------  ----------

   Operating income......................        76,415      62,868      53,048

Other income (expense):
   Interest income.......................         6,390       4,759       3,439
   Interest expense......................          (533)       (404)       (463)
   Net foreign exchange (loss) gain and
   other.................................        (1,159)        130        (224)
                                              ----------  ----------  ----------
Income before income taxes and cumulative
effect of accounting change..............        81,113      67,353      55,800
Provision for income taxes...............        25,956      21,553      18,414
                                              ----------  ----------  ----------
Income before cumulative effect of
accounting change........................        55,157      45,800      37,386
Cumulative effect of accounting change,
net of tax...............................            --        (552)         --
                                              ----------  ----------  ----------
   Net income............................     $  55,157   $  45,248   $  37,386
                                              ==========  ==========  ==========

Basic earnings per share:
  Income before cumulative effect of
  accounting change......................     $    1.10   $    0.92   $    0.76
  Cumulative effect of accounting change,
  net of tax.............................            --       (0.01)         --
                                              ----------  ----------  ----------
  Basic earnings per share...............     $    1.10   $    0.91   $    0.76
                                              ==========  ==========  ==========

Diluted earnings per share:
  Income before cumulative effect of
  accounting change......................     $    1.03   $    0.88   $    0.73
  Cumulative effect of accounting change,
  net of tax.............................            --       (0.01)         --
                                              ----------  ----------  ----------
  Diluted earnings per share.............     $    1.03   $    0.87   $    0.73
                                              ==========  ==========  ==========

Weighted average shares outstanding:

  Basic..................................        50,332      49,776      49,248
  Diluted................................        53,564      52,203      51,150

         The accompanying notes are an integral part of these financial statements.

                                      -F4-

                        National Instruments Corporation
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                              For the Years Ended December 31,
                                             ----------------------------------
                                                2000        1999        1998
                                             ----------  ----------  ----------
Cash flow from operating activities:

Net income................................   $  55,157   $  45,248   $  37,386
Adjustments to reconcile net income to
  cash provided by operating activities:
Charges to income not requiring cash
  outlays:
    Depreciation and amortization.........      16,345      13,026      11,638
    (Benefit) provision for deferred
      income taxes........................        (832)        798       1,529
    Purchase of in-process research &
      development.........................          --       2,130          --
Changes in operating assets and liabilities:

    Increase in accounts receivable.......     (16,425)     (9,963)     (5,678)
    Increase in inventory.................      (7,131)     (9,002)       (605)
    Increase in prepaid expenses and
      other assets........................      (1,655)     (7,761)       (952)
    Increase in accounts payable..........       7,047       6,075       1,128
    Increase in taxes and other
      liabilities.........................       2,490       6,185       1,730
                                             ----------  ----------  ----------
Net cash provided by operating activities       54,996      46,736      46,176
                                             ----------  ----------  ----------

Cash flow from investing activities:

Payments for acquisitions, net of cash
  received................................          --     (13,072)     (1,519)
Capital expenditures......................     (27,631)     (9,452)    (27,985)
Additions to intangibles..................      (6,930)     (2,188)     (2,667)
Purchases of short-term investments.......     (97,685)   (268,965)    (52,188)
Sales of short-term investments...........     101,685     234,808      54,097
                                             ----------  ----------  ----------
Net cash used in investing activities.....     (30,561)    (58,869)    (30,262)
                                             ----------  ----------  ----------

Cash flow from financing activities:

Repayments of long-term debt..............      (5,177)     (1,435)       (824)
Net proceeds from issuance of common
  stock under employee plans..............      10,710       7,339       4,505
                                             ----------  ----------  ----------
Net cash provided by financing activities.       5,533       5,904       3,681
                                             ----------  ----------  ----------

Net increase (decrease) in cash and cash
  equivalents.............................      29,968      (6,229)     19,595
Cash and cash equivalents at beginning of
  period..................................      45,309      51,538      31,943
                                             ----------  ----------  ----------
Cash and cash equivalents at end of period   $  75,277   $  45,309   $  51,538
                                             ==========  ==========  ==========

Cash paid for interest and income taxes
   Interest...............................   $     601   $     336   $     499
   Income taxes...........................   $  26,776   $  21,283   $  16,008

         The accompanying notes are an integral part of these financial statements.

                                      -F5-

                        National Instruments Corporation
                 Consolidated Statements of Stockholders' Equity
                        (In thousands, except share data)


                                                                     Accumulated
                           Common    Common    Additional            Other          Total
                           Stock     Stock     Paid-In     Retained  Comprehensive  Stockholders'
                          (Shares)   Amount    Capital     Earnings  Gain/(Loss)    Equity
                          ---------  --------  ----------  --------  -------------  -------------
Balance at December 31,
  1997.................   48,984,709 $   490   $  46,996   $116,215  $   (1,947)    $  161,754
Net income.............                                      37,386                     37,386
Foreign currency
  translation
  adjustment (net of
  $288 tax expense)....                                                     584            584
Unrealized loss on
  securities available
  for sale (net of $0
  tax benefit).........                                                     (45)           (45)
Issuance of common
  stock under employee
  plans................      429,401       5       4,500                                 4,505
===============================================================================================

Balance at December 31,
  1998.................   49,414,110 $   495   $  51,496   $153,601  $   (1,408)    $  204,184
Net income.............                                      45,248                     45,248
Foreign currency
  translation
  adjustment (net of
  $647 tax benefit)....                                                  (1,374)        (1,374)
Unrealized loss on
  securities available
  for sale (net of $0
  tax benefit).........                                                    (534)          (534)
Unrealized loss on
  derivative instruments
  (net of $295 tax
  benefit).............                                                    (628)          (628)
Issuance of common
  stock under employee
  plans................      633,072       5       7,334                                 7,339
===============================================================================================

Balance at December 31,
  1999.................   50,047,182 $   500   $  58,830   $198,849  $   (3,944)    $  254,235
Net income.............                                      55,157                     55,157
Foreign currency
  translation
  adjustment (net of
  1,126 tax benefit)...                                                  (2,090)        (2,090)
Unrealized gain on
  securities available
  for sale (net of $75
  tax expense).........                                                     202            202
Unrealized gain on
  derivative instruments
  (net of 1,512 tax
  expense).............                                                   2,809          2,809
Issuance of common
  stock under employee
  plans................      587,421       6      10,704                                10,710
===============================================================================================

Balance at December 31,
  2000.................   50,634,603 $   506   $  69,534   $254,006  $   (3,023)    $  321,023

         The accompanying notes are an integral part of these financial statements.

                                      -F6-

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Operations and summary of significant accounting policies

      National Instruments Corporation (the "Company") is a Delaware Corporation. The Company engages in the design, development, manufacture and marketing of instrumentation software and specialty interface cards and accessories for general commercial, industrial and scientific applications. The Company offers hundreds of products used to create virtual instrumentation systems. The Company's products may be used in different environments, and consequently, specific application of the Company's products is determined by the customer and often is not known to the Company. The Company approaches all markets with essentially the same products, which are used in a variety of applications from research and development to production testing and industrial control. The following industries and applications are served worldwide by the
Company: advanced research, automotive, commercial aerospace, computers and electronics, continuous process manufacturing, education, government/defense, medical research/pharmaceutical, power/energy, semiconductors, automated test equipment, telecommunications and others.

      Principles of consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      Certain prior year amounts have been reclassified to conform with the 2000 presentation.

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

      Short-term investments

      Short-term investments consist of corporate, state and municipal securities with readily determinable fair market values and original maturities in excess of three months. The Company's investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.

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

      Inventory is shown net of allowance for excess and obsolete inventory of $2.5 million and $2.4 million at December 31, 2000 and 1999, respectively.

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

                                      -F7-

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

      The excess purchase price over the fair value of assets acquired is recorded as goodwill and is amortized using the straight-line method over ten years. Intangible assets are periodically assessed for impairment of value and any loss is recognized upon impairment.

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

      Revenue recognition

      Sales revenue is recognized on the date the product is shipped to the customer. Provision is made for estimated sales returns based on actual historical experience. Revenue related to the sale of maintenance contracts is deferred and amortized on a straight-line basis over the service period.

      In the fourth quarter, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides guidance in applying generally accepted accounting principles to certain revenue recognition issues. The adoption of SAB 101 did not have a material impact on the Company's financial position or overall trends in results of operations.

      Accounts receivable are net of allowances for doubtful accounts of $4.5 million and $4.1 million at December 31, 2000 and 1999, respectively.

      Warranty expense

      The Company offers a one-year limited warranty on most hardware products and a 90-day warranty on software products, which is included in the sales price of many of its products. Provision is made for estimated future warranty costs at the time of sale.

      Advertising expense

      The Company expenses its costs of advertising as incurred. Advertising expense for the years ended December 31, 2000, 1999 and 1998 is $35.4 million, $34.1 million and $31.3 million, respectively.

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

                                      -F8-

      All of the Company's derivative instruments are recognized on the balance sheet at their fair value. The Company currently uses foreign currency forward and purchased option contracts to hedge its exposure to material foreign currency denominated receivables and forecasted foreign currency cash flows.

      On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of foreign currency denominated receivables ("fair-value" hedge) or as a hedge of the variability of foreign currency cash flows to be received ("foreign-currency" hedge). Changes in the fair market value of a fair-value hedge are recorded, along with the loss or gain on the re-measurement of foreign-currency-denominated receivables, in current earnings. Changes in the fair value of derivatives that are highly effective as - and that are designated and qualify as - foreign-currency hedges under FAS 133 are recorded in other comprehensive income, with the exception of changes in the time-value of instruments, which are recorded in current earnings. As of December 31, 2000, the Company has not entered into a derivative contract for speculative purposes.

      The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used to hedge forecasted transactions are highly effective in offsetting changes in cash flows of hedged items.

      The Company prospectively discontinues hedge accounting if (1) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated or exercised; (3) the derivative is de-designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) the hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

      When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations where hedge accounting is discontinued, the derivative will be carried as its fair value on the balance sheet, with changes in its fair value recognized in current-period earnings.

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

      The reconciliation of the denominators used to calculate the basic EPS and diluted EPS for the years ended December 31, 2000, 1999 and 1998, respectively are as follows (in thousands):

                                           Years Ended December 31,
                                      ----------------------------------
                                         2000        1999        1998
                                      ----------  ----------  ----------
Weighted average shares
outstanding-basic................        50,332      49,776      49,248

Plus: Common share equivalents
  Stock options..................         3,232       2,427       1,902
                                      ----------  ----------  ----------

Weighted average shares
outstanding-diluted..............        53,564      52,203      51,150
                                      ==========  ==========  ==========

                                      -F9-

      Stock options to acquire 989,545, 57,783 and 1,144,686 shares for the years ended December 31, 2000, 1999 and 1998, respectively were excluded from the computations of diluted earnings per share because the effect of including stock options would have been anti-dilutive.

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

      Comprehensive income

      The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting, in addition to net income, comprehensive income and its components including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Total comprehensive income for 2000, 1999 and 1998 was $56.1 million, $42.7 million and $37.9 million, respectively.

Note 2: Short-term investments

      Short-term investments at December 31, 2000 and 1999, consisting of corporate, state and municipal securities, were acquired at an aggregate cost of $78.3 million and $81.5 million, respectively. The contractual maturities of these securities, which are classified as available-for-sale and carried at fair value, are as follows (in thousands):

                                                     December 31,
                                                  ------------------
                                                    2000      1999
                                                  --------  --------
      Less than 90 days.....................      $    990  $     --
      90 days to one year...................        55,969    26,989
      One year through two years............        19,484    41,681
      Two years through three years.........         3,082    14,855
                                                  --------  --------
                                                  $ 79,525  $ 83,525
                                                  ========  ========

Note 3: Inventories

      Inventories, net consist of the following (in thousands):

                                                     December 31,
                                                  ------------------
                                                    2000      1999
                                                  --------  --------
      Raw materials.........................      $ 17,298  $ 11,115
      Work-in-process.......................           978     2,402
      Finished goods........................        15,016    12,644
                                                  --------  --------
                                                  $ 33,292  $ 26,161
                                                  ========  ========

Note 4: Property and equipment

      Property and equipment consist of the following (in thousands):

                                                       December 31,
                                                  ----------------------
                                                     2000        1999
                                                  ----------  ----------
      Land..................................      $   5,208   $   4,006
      Buildings.............................         55,242      45,013
      Furniture and equipment...............         78,221      68,595
                                                  ----------  ----------
                                                    138,671     117,614
      Accumulated depreciation..............        (60,552)    (47,843)
      Construction-in-progress..............          6,575          --
                                                  ----------  ----------
                                                  $  84,694   $  69,771
                                                  ==========  ==========

      Depreciation expense for the years ended December 31, 2000, 1999 and 1998, is $12.8 million, $10.5 million and $8.9 million, respectively.

                                     -F10-

Note 5: Intangibles and other assets

      Intangibles at December 31, 2000 and 1999 include capitalized software development costs of $6.7 million and $4.4 million, respectively, which are net of accumulated amortization of $8.5 million and $6.0 million, respectively, and goodwill of $6.8 million and $7.5 million in 2000 and 1999 (net of accumulated amortization of $900,000 and $180,000), respectively. Total amortization costs were $3.5 million, $2.5 million and $2.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. Substantially all of these amounts were amortization of software development costs.

Note 6: Debt

      Debt consists of the following (in thousands):             December 31,
                                                              ------------------
                                                                2000      1999
                                                              --------  --------
      Long-term debt: Manufacturing facility loan, LIBOR,
       $8,480,000 commitment, half the principal is
       payable, together with interest, in equal
       quarterly installments over a five-year term,
       beginning September 1995, remainder due
       maturity at February 28, 2001....................      $    --   $ 4,515
      Other.............................................           --       662
                                                              --------  --------
      Total debt........................................           --     5,177
         Less current portion...........................           --       876
                                                              --------  --------
      Long-term portion.................................      $    --   $ 4,301
                                                              ========  ========

      The manufacturing facility loan was fully repaid in 2000 at its carrying value.

Note 7: Income taxes

      The components of income before the provision for income taxes are as follows (in thousands):

                                        Years Ended December 31,
                                   ----------------------------------
                                      2000        1999        1998
                                   ----------  ----------  ----------
      Domestic...............      $  68,982   $  57,189   $  46,817
      Foreign................         12,131      10,164       8,983
                                   ----------  ----------  ----------
                                   $  81,113   $  67,353   $  55,800
                                   ==========  ==========  ==========

      The provision for income taxes charged to operations is as follows (in thousands):

                                        Years Ended December 31,
                                   ----------------------------------
                                      2000        1999        1998
                                   ----------  ----------  ----------
      Current tax expense:
         U.S. federal........      $  22,902   $  17,858   $  11,945
         State...............          2,043       1,165       1,109
         Foreign.............          1,843       1,732       3,831
                                   ----------  ----------  ----------
      Total current..........         26,788      20,755      16,885
                                   ----------  ----------  ----------
      Deferred tax expense
       (benefit):
         U.S. federal........         (2,031)      1,394       2,352
         State...............            (12)        115         329
         Foreign.............          1,211        (711)     (1,152)
                                   ----------  ----------  ----------
      Total deferred.........           (832)        798       1,529
                                   ----------  ----------  ----------
      Total provision........      $  25,956   $  21,553   $  18,414
                                   ==========  ==========  ==========

                                     -F11-

      Deferred tax liabilities (assets) at December 31, 2000 and 1999 are as follows (in thousands):

                                                             December 31,
                                                        ----------------------
                                                           2000        1999
                                                        ----------  ----------
      Capitalized software.........................     $   2,202   $   1,194
      Unrealized gain on derivative instruments....         1,174          --
      Depreciation and amortization................           263         164
      Undistributed earnings of foreign
        subsidiaries...............................            --         616
                                                        ----------  ----------
        Gross deferred tax liabilities.............         3,639       1,974
                                                        ----------  ----------
      Operating loss carryforwards.................          (685)     (1,563)
      Vacation and other accruals..................        (1,835)     (1,711)
      Inventory valuation and warranty provisions..        (2,124)     (1,853)
      Doubtful accounts and sales provisions.......        (1,434)     (1,413)
      Unrealized exchange loss.....................          (436)       (137)
      Intercompany profit..........................        (1,162)       (782)
      Undistributed earnings of foreign
        subsidiaries...............................          (155)         --
      Accrued legal expenses.......................          (923)         --
      Unrealized loss on derivative instruments....            --        (318)
      Other........................................          (442)       (462)
                                                        ----------  ----------
        Gross deferred tax assets..................        (9,196)     (8,239)
                                                        ----------  ----------
      Valuation allowance..........................           332         292
                                                        ----------  ----------
      Net deferred tax asset.......................     $  (5,225)  $  (5,973)
                                                        ==========  ==========

     A reconciliation of income taxes at the U.S. federal statutory income tax rate to the effective tax rate follows:
                                                            Years Ended
                                                            December 31,
                                                       ----------------------
                                                        2000    1999    1998
                                                       ------  ------  ------
      U.S. federal statutory tax rate.............       35 %    35 %    35 %
      Foreign sales corporation benefit...........       (2)     (2)     (2)
      Foreign taxes less than federal statutory
        rate......................................       (1)     (1)     --
      Tax exempt interest.........................       (2)     (2)     (2)
      State income taxes, net of federal tax
        benefit...................................        2       2       2
                                                       ------  ------  ------
        Effective tax rate........................       32 %    32 %    33 %
                                                       ======  ======  ======

      As of December 31, 2000, eight of the Company's subsidiaries have available, for income tax purposes, foreign net operating loss carryforwards of approximately $2.9 million, of which $1.3 million expire during the years 2002 - 2010 and $1.6 million of which may be carried forward indefinitely.

      The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $3.3 million of certain non-U.S. subsidiaries' undistributed earnings as of December 31, 2000. These earnings would become subject to taxes of approximately $400,000, if they were actually or deemed to be remitted to the parent company as dividends or if the Company should sell its stock in these subsidiaries. The Company currently intends to reinvest indefinitely these undistributed earnings.

Note 8: Acquisitions

      On August 31, 1999, the Company acquired all of the issued and outstanding shares of common stock of GfS Systemtechnik GmbH and related companies. The acquisition was accounted for as a purchase. The Company recorded a $2.1 million pre-tax charge against earnings during the third quarter of 1999 for the write-off of in-process GfS research and development technology that had not reached the working model stage. The Company also recorded $1.1 million of capitalized software development costs and $7.7 million of goodwill related to the acquisition, which are included in intangibles and other assets. The consolidated financial statements include the operating results from the date of acquisition. Pro-forma results of operation have not been presented because the effects of those operations were not material.

                                     -F12-

Note 9: Stockholders' equity

      Common stock

      On July 22, 1999, the Company declared a stock split effected in the form of a dividend of one share of common stock for each two shares of common stock outstanding. The dividend was paid on August 20, 1999 to holders of record as of the close of business on August 5, 1999. All share information included in the accompanying consolidated financial statements and notes has been retroactively adjusted to reflect the exchange and stock split.

      Stock-based compensation plans

      At December 31, 2000, the Company has two active stock-based compensation plans and one inactive plan. The two active stock-based compensation plans are the 1994 Incentive Stock Option Plan and the Employee Stock Purchase Plan. No compensation cost has been recognized in the Company's financial statements for the stock option plan and the stock purchase plan. If compensation cost for the Company's two active stock-based compensation plans were determined based on the fair value at the grant date for awards under those plans consistent with the method established by SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data).

                                                Years Ended December 31,
                                              ----------------------------
                                                2000      1999      1998
                                              --------  --------  --------
Net income                   As reported      $ 55,157  $ 45,248  $ 37,386
                             Pro-forma          44,307    38,742    31,281

Basic earnings per share     As reported      $   1.10  $   0.91  $   0.76
                             Pro-forma            0.88      0.78      0.63

Diluted earnings per share   As reported      $   1.03  $   0.87  $   0.73
                             Pro-forma            0.83      0.74      0.61

      Stock option plans

      The stockholders of the Company approved the 1994 Incentive Stock Option Plan on May 9, 1994. At the time of approval, 6,075,000 shares of the Company's common stock were reserved for issuance under this plan. In 1997, an additional 4,725,000 shares of the Company's common stock were reserved for issuance under this plan. The 1994 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of stock options to directors, executive officers and employees of the Company and its subsidiaries. Awards under the plan must be granted within ten years of the effective date of the 1994 Plan. Options granted may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares vests over a five to ten-year period, beginning on the date of grant. Stock options must be exercised within ten years from date of grant. Stock options are issued at market price at the grant date. Shares available for grant at December 31, 2000 were 3,326,327.

                                     -F13-

      Transactions under all plans are summarized as follows:

                                                 Number of        Weighted
                                                shares under  average exercise
                                                   option          price
                                                ------------  ----------------
      Outstanding at December 31, 1997...         4,557,272     $     10.38
         Exercised.......................          (244,691)           5.11
         Canceled........................          (202,313)          14.57
         Granted.........................         1,481,866           22.53
                                                ------------  ----------------
      Outstanding at December 31, 1998...         5,592,134           13.69
         Exercised.......................          (498,514)           9.94
         Canceled........................          (522,905)          16.22
         Granted.........................           946,247           20.41
                                                ------------  ----------------
      Outstanding at December 31, 1999...         5,516,962           14.95
         Exercised.......................          (443,544)          11.56
         Canceled........................          (209,966)          24.98
         Granted.........................         1,451,062           47.92
                                                ------------  ----------------
      Outstanding at December 31, 2000...         6,314,514    $      22.40
                                                ============  ================

      Options exercisable at December 31:

         1998............................         1,855,802    $      10.29
         1999............................         2,398,305           11.99
         2000............................         2,964,530           14.20

      Weighted average, grant date                                Weighted
      fair value value of options                               average fair
      granted during:                                              value
                                                              ----------------
         1998............................         1,481,866    $      10.33
         1999............................           946,247            8.57
         2000............................         1,451,062           25.17

                                December 31, 2000
--------------------------------------------------------------------------------
                  Options Outstanding                      Options Exercisable
-------------------------------------------------------   ----------------------
                                            Weighted
                               Weighted     average                    Weighted
                  Number       average      remaining     Number of    average
Exercise          of options   exercise     contractual   options      exercise
price             outstanding  price        life (yrs)    exercisable  price
---------------   -----------  ----------   -----------   -----------  ---------
$ 6.44 - $ 8.78      693,018   $    6.55        4            608,380   $   6.55
  8.89 -  14.06    1,040,668        9.20        5            813,887       9.17
 14.44 -  14.44    1,155,306       14.44        6            696,036      14.44
 14.83 -  22.96    1,879,463       20.89        8            723,060      21.16
 23.33 -  51.56    1,546,059       46.17        9            123,167      42.97
                  -----------                             -----------
                   6,314,514       22.40        7          2,964,530      14.20

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                      2000        1999        1998
                                   ----------  ----------  ----------
      Dividend expense yield.....         0%          0%          0%
      Expected life..............    5 years     5 years     5 years
      Expected volatility........      40.6%       35.5%       33.3%
      Risk-free interest rate....       6.8%        4.8%        5.6%

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

                                     -F14-

Common Stock reserved for future employee purchases aggregated 2,461,702 shares at December 31, 2000. Shares issued under this plan were 145,821 in 2000. The weighted average fair value of the employees' purchase rights, as shown below was estimated using the Black-Scholes model with the following assumptions:

                                      2000        1999        1998
                                   ----------  ----------  ----------
      Dividend expense yield.....         0%          0%          0%
      Expected life..............   6 months    6 months    6 months
      Expected volatility........        58%         38%         40%
      Risk-free interest rate....       5.6%        4.2%        5.3%

      Weighted average, grant date fair value
      of purchase rights  granted under the     Number     Weighted average
      Employee Stock Purchase Plan:            of shares     fair value
                                               ----------  ---------------
           1998..............................    195,179     $     5.16
           1999..............................    160,830           6.79
           2000..............................    158,158          14.54

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

Note 10: Employee retirement plan

      The Company has a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code. Substantially all domestic employees with at least one year of continuous service are eligible to participate and may contribute up to 15% of their compensation. The Board of Directors has elected to make matching contributions equal to 50% of employee contributions, which may be applied, to a maximum of 6% of each participant's compensation. Company contributions vest immediately. Company contributions charged to expense were $1,292,000, $1,087,000 and $933,000 in 2000, 1999 and 1998, respectively.

Note 11: Financial instruments

      Fair value of financial instruments

      The estimated fair value amounts disclosed below have been determined by the Company using available market information and valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop these estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions could have a significant effect on the estimates. For certain financial instruments of the Company, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and the current portion of long-term debt, the carrying amount approximates fair value due to the short-term maturity of these instruments. The estimated fair values of the other assets (liabilities) of the Company's remaining financial instruments at December 31, 2000 and 1999 are as follows (in thousands):

                                                    December 31,
                                    --------------------------------------------
                                            2000                    1999
                                    --------------------    --------------------
                                    Carrying     Fair       Carrying     Fair
                                     Amount      Value       Amount      Value
                                    --------------------    --------------------
      Short-term investments.....   $ 79,525   $ 79,525     $ 83,525   $ 83,525

      Other assets/liabilities:
         Forward contracts.......      3,293      3,293          (41)       (41)
         Purchased options.......        871        871           --         --
      Long-term debt.............         --         --       (4,301)    (3,884)

      The fair values of short-term investments and foreign currency forward contracts were estimated based upon quotes from brokers as of the applicable balance sheet date. The fair value of long-term debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

                                     -F15-

Note 12: Derivative instruments and hedging activities

      The Company has operations in over 30 countries. Forty-seven percent of the Company's revenues are generated outside North America. The Company's activities expose it to a variety of market risks, including the effects of changes in foreign-currency exchange rates and interest rates. These financial risks are monitored and managed by the Company as an integral part of its overall risk management program.

      The Company maintains a foreign-currency risk management strategy that uses derivative instruments (foreign currency forward and purchased options contracts) to protect its interests from fluctuations in earnings and cash flows caused by the volatility in currency exchange rates. Movements in foreign-currency exchange rates pose a risk to the Company's operations and competitive position, since exchange rate changes may affect the profitability, cash flow, and business and/or pricing strategies of non-U.S. based competitors.

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

      At December 31, 2000, the Company held forward contracts with a notional amount of $35.1 million that were designated as foreign currency fair value hedges of the Company's foreign denominated receivables. These contracts, which are for 90-day periods, had a carrying amount of $(63,000). The Company hedges up to 90% of its outstanding foreign denominated receivables.

      At December 31, 2000, the Company held forward contracts with a notional amount of $65.3 million that were designated as foreign currency cash flow hedges related to the Company's anticipated sales transactions. These contracts, which are for terms up to twenty-four months, had a pre-tax carrying amount of $3.4 million and a net unrealized deferred gain of $3.4 million recorded in "Accumulated Other Comprehensive Income." Based on the Company's estimates of future foreign exchange rates, it hedges up to 100% of anticipated cash inflows for the following 1 to 30 months.

      As of December 31, 2000, $38,000 of deferred gains on derivative instruments recorded in Accumulated Other Comprehensive Income are expected to be reclassified to earnings during the next twelve months. The actual foreign sales expected to occur over the next twelve months will necessitate the reclassifying to earnings of these derivative gains.

      For the year ended December 31, 2000, the Company recognized a net loss of $961,000 (reported in the "Net Foreign Exchange Gain/(Loss)" line item in the Consolidated Statement of Income), which represented the total ineffectiveness of all cash-flow hedges.

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

      While the Company sells its products to many different markets, its management has chosen to organize the Company by geographic areas, and as a result has determined that it has one reportable segment. Substantially all of the interest income, interest expense, depreciation and amortization is recorded

                                     -F16-
in  North  America.  Net  sales,   operating  income  and  identifiable  assets,
classified by the major geographic areas in which the Company operates, are as follows (in thousands):

                                                Years Ended December 31,
                                           ----------------------------------
                                              2000        1999        1998
                                           ----------  ----------  ----------
Net sales:
North America:
  Unaffiliated customer sales..........    $ 215,960   $ 175,873   $ 153,435
  Geographic transfers.................       55,524      41,739      32,451
                                           ----------  ----------  ----------
                                             271,484     217,612     185,886
                                           ----------  ----------  ----------
Europe:
  Unaffiliated customer sales..........      133,799     108,801      86,961
                                           ----------  ----------  ----------
Asia Pacific:
  Unaffiliated customer sales..........       60,390      44,909      33,834
                                           ----------  ----------  ----------
Eliminations...........................      (55,524)    (41,739)    (32,451)
                                           ----------  ----------  ----------
                                           $ 410,149   $ 329,583   $ 274,230
                                           ==========  ==========  ==========

                                                Years Ended December 31,
                                           ----------------------------------
                                              2000        1999        1998
                                           ----------  ----------  ----------
Operating income:
North America..........................    $  57,188   $  48,679   $  44,669
Europe.................................       48,180      39,603      29,964
Asia Pacific...........................       27,001      20,117      13,172
Unallocated:
Research and development expenses......      (55,954)    (45,531)    (34,757)
                                           ----------  ----------  ----------
                                           $  76,415   $  62,868   $  53,048
                                           ==========  ==========  ==========

                                                December 31,
                                           ----------------------
                                              2000        1999
                                           ----------  ----------
Identifiable assets:
North America..........................    $ 324,881   $ 261,709
Europe.................................       52,056      34,457
Asia Pacific...........................       12,413      22,587
                                           ----------  ----------
                                           $ 389,350   $ 318,753
                                           ==========  ==========

      Total sales outside the United States for 2000, 1999 and 1998 was $217.3 million, $171.6 million and $135.6 million, respectively.

Note 14: Commitments and contingencies

      The Company has commitments under noncancelable operating leases primarily for office facilities and equipment. Future minimum lease payments as of December 31, 2000, for each of the next five years are as follows (in thousands):

           2001........................   $ 1,741
           2002........................     1,653
           2003........................     1,539
           2004........................     1,485
           2005........................       737
           Thereafter..................        --
                                          --------
                                          $ 7,155
                                          ========

      Rent expense under operating leases was approximately $3.5 million, $3.6 million and $2.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Note 15: Litigation

      On May 2, 2000, the Company was served by Cognex Corporation, asserting patent infringement of two Cognex patents, copyright infringement, trademark infringement and unfair competition. Cognex seeks preliminary and permanent injunctive relief, actual monetary damages in an unspecified amount and attorney's fees and costs. On June 21, 2000, the Company filed a response to

                                     -F17-
their lawsuit denying all claims. A trial has been scheduled for October 23, 2001. The Company is defending this lawsuit vigorously. The Company is unable to predict the outcome of the litigation at this time. Based on the facts we have reviewed to date, management does not expect the resolution of this matter to have a material adverse effect on the Company's business or financial condition. However, because the plaintiff has indicated an unwillingness to withdraw these claims, the Company has accrued $2.5 million of anticipated patent defense costs that are probable of being incurred.

Note 16: Quarterly results (unaudited)

      The following quarterly results have been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The unaudited quarterly financial data for each of the eight quarters in the two years ended December 31, 2000 are as follows (in thousands, except per share data):

                                                Three Months Ended
                                  ----------------------------------------------
                                     Mar.        Jun.        Sep.        Dec.
                                      31,         30,         30,         31,
                                     2000        2000        2000        2000
                                  ----------  ----------  ----------  ----------
Net sales......................   $  94,105   $  99,550   $ 102,247   $ 114,247
Gross profit...................      71,865      75,520      77,830      86,607
Operating income...............      18,053      20,175      18,404      19,783
Net income.....................      12,664      14,431      13,197      14,864
Basic earnings per share.......   $    0.25   $    0.29   $    0.26   $    0.29
Weighted average shares
  outstanding-basic............      50,112      50,274      50,364      50,567
Diluted earnings per share.....   $    0.24   $    0.27   $    0.25   $    0.28
Weighted average shares
  outstanding-diluted..........      53,415      53,567      53,612      53,642

                                                Three Months Ended
                                  ----------------------------------------------
                                     Mar.        Jun.        Sep.        Dec.
                                      31,         30,         30,         31,
                                     2000        2000        2000        2000
                                  ----------  ----------  ----------  ----------
Net sales......................   $  73,686   $  79,777   $  82,724   $  93,396
Gross profit...................      56,746      61,658      63,176      71,963
Operating income...............      15,166      15,883      12,841      18,978
Income before cumulative effect
  of accounting change.........      10,560      11,257       9,946      14,037
Net income.....................      10,008      11,257       9,946      14,037

Basic earnings per share:
  Income before cumulative
  effect of accounting change..   $    0.21   $    0.23   $    0.20   $    0.28
  Cumulative effect of
  accounting change,
  net of tax...................       (0.01)         --          --          --
                                  ----------  ----------  ----------  ----------
  Basic earnings per share.....   $    0.20   $    0.23   $    0.20   $    0.28
                                  ==========  ==========  ==========  ==========

Diluted earnings per share:
  Income before cumulative
  effect of accounting change..   $    0.20   $    0.22   $    0.19   $    0.27
  Cumulative effect of
  accounting change,
  net of tax...................       (0.01)         --          --          --
                                  ----------  ----------  ----------  ----------
  Diluted earnings per share...   $    0.19   $    0.22   $    0.19   $    0.27
                                  ==========  ==========  ==========  ==========

Weighted average shares outstanding:

  Basic........................      49,484      49,725      49,855      50,029
  Diluted......................      51,339      51,866      52,570      52,802

                                     -F18-

                                                                     SCHEDULE II

                        NATIONAL INSTRUMENTS CORPORATION
                      VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

Allowance for doubtful accounts
                                              Provision
                                 Balance at   for        Write-Offs   Balance
                                 Beginning    Bad Debt   Charged to   at End of
Year    Description              of Period    Expense    Allowances   Period
----    ----------------------   ----------   ---------  ----------   ----------
1998    Allowance for doubtful
        accounts                 $   4,000    $    183   $     513    $   3,670
1999    Allowance for doubtful
        accounts                     3,670       1,455         982        4,143
2000    Allowance for doubtful
        accounts                     4,143       1,962       1,589        4,516


Valuation allowances for excess and obsolete inventory

                                              Provision
                                 Balance at   Charged    Write-Offs   Balance
                                 Beginning    to Cost    Charged to   at End of
Year    Description              of Period    of Sales   Allowances   Period
----    ----------------------   ----------   ---------  ----------   ----------
1998    Valuation allowances
        for excess and
        obsolete inventory       $   3,160    $     --   $   1,356    $   1,804
1999    Valuation allowances
        for excess and
        obsolete inventory           1,804       1,244         694        2,354
2000    Valuation allowances
        for excess and
        obsolete inventory           2,354       1,090         978        2,466


                                      -S1-