Form 10-K/A
period 2000-12-31
NATIONAL INSTRUMENTS CORP /DE/
filed 2001-03-13
CIK 935494

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A
                                Amendment No. 1
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended: December 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from              to

                         Commission File Number 0-25426

                               ----------------

                        NATIONAL INSTRUMENTS CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                                   74-1871327
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                  Identification Number)
       11500 North Mopac Expressway
               Austin, Texas                                   78759
 (address of principal executive offices)                   (zip code)

              Registrant's telephone number, including area code:
                                 (512) 338-9119

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 par value
                                (Title of Class)

                               ----------------

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The aggregate market value of voting stock held by non-affiliates of the registrant at the close of business on February 2, 2001, was $1,483,331,318 based upon the last sales price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant as of December 31, 2000 have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

   At the close of business on February 2, 2001, registrant had outstanding 50,690,054 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part I and Part III incorporate certain information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 8, 2001 (the "Proxy Statement").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

   The latest revisions of LabVIEW and Measurement Studio software packages feature enhanced capabilities to allow users to more easily integrate the Web into their computer-based instrumentation applications. In 2000, the Company introduced a version of LabVIEW--LabVIEW 6i. LabVIEW 6i allows the customer to easily communicate, share and control measurement and automation systems and information with anyone on the Web, and customers can use the Internet and Intranets to build distributed, networked systems throughout their enterprise. In addition, in 2000 the Company expanded the capabilities of its LabVIEW Real Time software product to include support for the PXI hardware platform to allow users who have exceptional response requirements to reliably execute an expanded range of system-level applications even if the PC operating system crashes--solving a key objection some potential users have had in the past to using PC technology for embedded devices or for mission critical measurement and automation applications, and extending the range of applications for computer-based measurement and automation.

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

   Portability of GPIB application programs is provided by the Company's NI-
488.2 driver software, considered a de facto industry standard, and NI-VISA driver software. The Company offers networking capabilities through its GPIB products. With these products, users can communicate with and control GPIB instruments from any point on an Ethernet-based TCP/IP network. The Company also offers a variety of GPIB support products, including converters, expanders, extenders, data buffers and GPIB system analyzers as well as cables and other accessories.

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

   Industrial Communications Interfaces. In mid-1995, the Company began shipping its first interface boards for communicating with serial devices, such as dataloggers and PLCs targeted for IA applications, and benchtop instruments, such as oscilloscopes, targeted for T&M applications. Industrial applications need the same high-quality, easy-to-use hardware and software tools for communicating with industrial devices such as process instrumentation, PLCs, single-loop controllers, and a variety of I/O and DAQ devices. National Instruments offers three hardware and driver software product lines for communication with industrial devices--Controller Area Network (CAN), Foundation Fieldbus, and RS-485 and RS-232. The Company's industrial communication products are designed to work with standard serial software drivers, and Windows versions of LabVIEW and Measurement Studio.

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

                                                                    High   Low
                                                                   ------ ------
     2000
     First Quarter 2000........................................... 50.188 34.938
     Second Quarter 2000..........................................  56.75  33.00
     Third Quarter 2000........................................... 48.875 40.813
     Fourth Quarter 2000.......................................... 52.438 37.063

                                                                    High   Low
                                                                   ------ ------
     1999
     First Quarter 1999........................................... 23.083 17.417
     Second Quarter 1999..........................................  27.50 18.167
     Third Quarter 1999........................................... 35.344 26.167
     Fourth Quarter 1999..........................................  38.25  27.25

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

                                         Years Ended December 31,
                               ------------------------------------------------
                                 2000      1999      1998      1997      1996
                               --------  --------  --------  --------  --------
                                  (in thousands, except per share data)
Statements of Income Data:
Net sales:
 North America...............  $215,960  $175,873  $153,435  $141,784  $114,382
 Europe......................   133,799   108,801    86,961    66,318    58,108
 Asia Pacific................    60,390    44,909    33,834    32,777    28,225
                               --------  --------  --------  --------  --------
 Consolidated net sales......   410,149   329,583   274,230   240,879   200,715
Cost of sales................    98,326    76,040    65,187    55,096    49,755
                               --------  --------  --------  --------  --------
 Gross profit................   311,823   253,543   209,043   185,783   150,960
                               --------  --------  --------  --------  --------
Operating expenses:
 Sales and marketing.........   147,377   120,886   100,783    87,096    72,067
 Research and development....    55,954    45,531    34,757    30,296    24,387
 General and administrative..    32,077    24,258    20,455    18,508    17,129
                               --------  --------  --------  --------  --------
 Total operating expenses....   235,408   190,675   155,995   135,900   113,583
                               --------  --------  --------  --------  --------
 Operating income............    76,415    62,868    53,048    49,883    37,377
Other income (expense):
 Interest income.............     6,390     4,759     3,439     3,455     2,405
 Interest expense............      (533)     (404)     (463)     (502)     (844)
 Net foreign exchange (loss)
  gain and other.............    (1,159)      130      (224)   (2,649)     (899)
                               --------  --------  --------  --------  --------
Income before income taxes
 and cumulative effect of
 accounting change...........    81,113    67,353    55,800    50,187    38,039
Provision for income taxes...    25,956    21,553    18,414    16,562    12,553
                               --------  --------  --------  --------  --------
Income before cumulative
 effect of accounting
 change......................    55,157    45,800    37,386    33,625    25,486
Cumulative effect of
 accounting change, net of
 tax.........................       --       (552)      --        --        --
                               --------  --------  --------  --------  --------
  Net income.................  $ 55,157  $ 45,248  $ 37,386  $ 33,625  $ 25,486
                               ========  ========  ========  ========  ========
Basic earnings per share:
 Income before cumulative
  effect of accounting
  change.....................  $   1.10  $   0.92  $   0.76  $   0.69  $   0.53
 Cumulative effect of
  accounting change, net of
  tax........................       --      (0.01)      --        --        --
                               --------  --------  --------  --------  --------
 Basic earnings per share....  $   1.10  $   0.91  $   0.76  $   0.69  $   0.53
                               ========  ========  ========  ========  ========
Diluted earnings per share:
 Income before cumulative
  effect of accounting
  change.....................  $   1.03  $   0.88  $   0.73  $   0.67  $   0.52
 Cumulative effect of
  accounting change, net of
  tax........................       --      (0.01)      --        --        --
                               --------  --------  --------  --------  --------
 Diluted earnings per share..  $   1.03  $   0.87  $   0.73  $   0.67  $   0.52
                               ========  ========  ========  ========  ========
Weighted average shares
 outstanding:
 Basic.......................    50,332    49,776    49,248    48,845    48,539
 Diluted.....................    53,564    52,203    51,150    50,484    49,415

                                               December 31,
                               ------------------------------------------------
                                 2000      1999      1998      1997      1996
                               --------  --------  --------  --------  --------
                                              (in thousands)
Balance Sheet Data:
Cash and cash equivalents....  $ 75,277  $ 45,309  $ 51,538  $ 31,943  $ 30,211
Short-term investments.......    79,525    83,525    49,158    51,067    48,956
Working capital..............   220,208   173,761   133,510   112,142    99,294
Total assets.................   389,350   318,753   249,786   204,490   169,225
Long-term debt, net of
 current portion.............       --      4,301     4,379     5,151     9,175
Total stockholders' equity...   321,023   254,235   204,184   161,754   126,953

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

 Results of Operations

   The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statements of income:

                                                Years Ended December 31,
                                               ------------------------------
                                                 2000       1999       1998
                                               --------   --------   --------
Net sales:
  North America..............................      52.7 %     53.4 %     56.0 %
  Europe.....................................      32.6       33.0       31.7
  Asia Pacific...............................      14.7       13.6       12.3
                                               --------   --------   --------
  Consolidated net sales.....................     100.0      100.0      100.0
Cost of sales................................      24.0       23.1       23.8
                                               --------   --------   --------
  Gross profit...............................      76.0       76.9       76.2
Operating expenses:
  Sales and marketing........................      35.9       36.7       36.7
  Research and development...................      13.7       13.8       12.7
  General and administrative.................       7.8        7.3        7.5
                                               --------   --------   --------
    Total operating expenses.................      57.4       57.8       56.9
                                               --------   --------   --------
    Operating income.........................      18.6       19.1       19.3
Other income (expense):
  Interest income............................       1.5        1.4        1.3
  Interest expense...........................      (0.1)      (0.1)      (0.2)
  Net foreign exchange gain (loss)...........      (0.3)       --        (0.1)
                                               --------   --------   --------
Income before income taxes and cumulative
 effect of accounting change.................      19.7       20.4       20.3
Provision for income taxes...................       6.3        6.5        6.7
                                               --------   --------   --------
Income before cumulative effect of accounting
 change......................................      13.4       13.9       13.6
Cumulative effect of accounting change, net
 of tax......................................       --        (0.2)       --
                                               --------   --------   --------
Net income...................................      13.4 %     13.7 %     13.6 %
                                               ========   ========   ========

   Net Sales. In 2000, net sales for the Company's products reached $410.1 million, a 24% increase from the level achieved in 1999, which followed an increase in net sales of 20% in 1999 over the level achieved in 1998. This year marks the twenty-fourth year of consecutive double-digit annual sales growth. The Company believes the increase in sales in these periods is primarily attributable to the introduction of new and upgraded products in each period, increased market acceptance of the Company's products in each of the major geographical areas in which the Company operates, and an expanded customer base. The Company believes the increase in the revenue growth rate to 24% from 20% in 1999, is attributable to expansion of its sales force, a broad increase in demand for the Company's products resulting in unit sales growth in all regions and significant growth from market acceptance of recently introduced product areas such as PXI, Machine Vision, Motion Control, FieldPoint and PC based instruments.

   North American revenue was $216.0 million in 2000, an increase of 23% from 1999, following a 15% increase in 1999 over 1998. The Company believes the increase in sales and in the revenue growth rate in North America in 2000 is primarily attributable to market acceptance of the Company's recently introduced products, an expanded sales force and a recovery from an industry downturn in early 1999.

   European revenue was $133.8 million in 2000, an increase of 23% over 1999, following a 25% increase in 1999 from 1998. The Company believes the increase in revenue in Europe in 2000 is primarily attributable to market acceptance of its recently introduced products, stronger local economies than in 1999 and the Company's expansion in its European sales force.

   Asia Pacific revenue grew 35% to $60.4 million in 2000, which followed a 33% increase in 1999 over 1998 levels. The Company believes the increase in the Asia Pacific revenue growth rate during 2000 is primarily attributable to market acceptance of its recently introduced products, an expanded sales force and the continued improvement in the state of the Asian economies. See the discussion below for more information concerning the impact of foreign currency fluctuations on sales growth.

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

   Gross Profit. As a percentage of sales, gross profit represented 76%, 77% and 76% in 2000, 1999, and 1998, respectively. The relatively high software content of the Company's products is demonstrated in the gross margins achieved by the Company. Approximately 60% of the lower margin in 2000 is attributable to unfavorable foreign currency exchange rates. The remaining fraction of the lower margin is primarily attributable to lost capacity and increased overhead costs related to delayed receipt of components from suppliers. In 1999, improved production efficiencies and favorable foreign currency exchange rate fluctuations resulted in higher margins. There can be no assurance that the Company will maintain its historical margins.

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

   Sales and Marketing. Sales and marketing expense in 2000 increased 22% from 1999, which followed an increase of 20% in 1999 from 1998. The increase in the expense in absolute amounts during 2000 and 1999 is substantially all attributable to increases in sales and marketing personnel both internationally and in North America, and, to a much lesser extent, increased marketing for new products and web marketing and sales activities. Sales and marketing personnel increased by 237 during 2000 from 948 at December 31, 1999 to 1,185 at December 31, 2000. Sales and marketing expense, as a percentage of revenue was 36% in 2000, down from 37% in 1999 and 1998.

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

ITEM 7(a). MARKET RISK

   Response to this item is included in "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk" above.

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

      2. Exhibits

 Exhibit
 Number                              Description
 -------                             -----------
  3.1*   Certificate of Incorporation of the Company.

  3.2*   Bylaws of the Company.

  4.1*   Specimen of Common Stock certificate of the Company.

  4.2*   Rights Agreement dated as of May 19, 1994, between the Company and
          The First National Bank of Boston.

 10.1*   Form of Indemnification Agreement.

 10.2*   1994 Incentive Plan.

 10.3*   1994 Employee Stock Purchase Plan.

 11.0    Computation of Earnings Per Share.

 21.1    Subsidiaries of the Company.

 23.0    Consent of Independent Accountants.

--------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.

   (b) Reports on Form 8-K

       Not Applicable.

   (c) Exhibits

       See Item 14(a)(2) above.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NATIONAL INSTRUMENTS CORPORATION
                                           Registrant

                                                /s/ Alexander M. Davern
                                          By: _________________________________
                                                    Alexander M. Davern
                                                Chief Financial Officer and
                                                          Treasurer

   Date: March 13, 2001

                        NATIONAL INSTRUMENTS CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                       Page No.
                                                                       --------
Financial Statements:
Report of Independent Accountants.....................................   F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999..........   F-3
Consolidated Statements of Income for the Three Years Ended December
 31, 2000.............................................................   F-4
Consolidated Statements of Cash Flows for the Three Years Ended
 December 31, 2000....................................................   F-5
Consolidated Statements of Stockholders' Equity for the Three Years
 Ended December 31, 2000..............................................   F-6
Notes to Consolidated Financial Statements............................   F-7

Financial Statement Schedules:
For the Three Years Ended December 31, 2000
  Schedule II--Valuation and Qualifying Accounts......................   S-1

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

                                          /s/ PricewaterhouseCoopers LLP
                                          PricewaterhouseCoopers LLP

Austin, Texas
January 18, 2001

                        NATIONAL INSTRUMENTS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS

Current assets:
  Cash and cash equivalents................................ $ 75,277  $ 45,309
  Short-term investments...................................   79,525    83,525
  Accounts receivable, net.................................   74,704    58,279
  Inventories, net.........................................   33,292    26,161
  Prepaid expenses and other current assets................   13,499    11,216
  Deferred income taxes, net...............................    8,262     6,539
                                                            --------  --------
    Total current assets...................................  284,559   231,029
  Property and equipment, net..............................   84,694    69,771
  Intangibles and other assets.............................   20,097    17,953
                                                            --------  --------
    Total assets........................................... $389,350  $318,753
                                                            ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt........................ $    --   $    876
  Accounts payable.........................................   30,365    23,318
  Accrued compensation.....................................   12,720    11,021
  Accrued expenses and other liabilities...................    9,923    10,326
  Income taxes payable.....................................    3,366     4,739
  Other taxes payable......................................    7,977     6,988
                                                            --------  --------
    Total current liabilities..............................   64,351    57,268
Long-term debt, net of current portion.....................      --      4,301
Deferred income taxes, net.................................    3,976     2,949
                                                            --------  --------
    Total liabilities......................................   68,327    64,518
                                                            --------  --------
Commitments and contingencies..............................      --        --
Stockholders' equity:
  Common stock: par value $.01; 180,000,000 shares
   authorized; 50,634,603 and 50,047,182 shares issued and
   outstanding, respectively...............................      506       500
  Additional paid-in capital...............................   69,534    58,830
  Retained earnings........................................  254,006   198,849
  Accumulated other comprehensive loss.....................   (3,023)   (3,944)
                                                            --------  --------
    Total stockholders' equity.............................  321,023   254,235
                                                            --------  --------
    Total liabilities and stockholders' equity............. $389,350  $318,753
                                                            ========  ========

   The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)

                                                        For the Years
                                                      Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Net sales.......................................  $410,149  $329,583  $274,230
Cost of sales...................................    98,326    76,040    65,187
                                                  --------  --------  --------
  Gross profit..................................   311,823   253,543   209,043
                                                  --------  --------  --------
Operating expenses:
  Sales and marketing...........................   147,377   120,886   100,783
  Research and development......................    55,954    45,531    34,757
  General and administrative....................    32,077    24,258    20,455
                                                  --------  --------  --------
    Total operating expenses....................   235,408   190,675   155,995
                                                  --------  --------  --------
  Operating income..............................    76,415    62,868    53,048
Other income (expense):
  Interest income...............................     6,390     4,759     3,439
  Interest expense..............................      (533)     (404)     (463)
  Net foreign exchange (loss) gain and other....    (1,159)      130      (224)
                                                  --------  --------  --------
Income before income taxes and cumulative effect
 of accounting change...........................    81,113    67,353    55,800
Provision for income taxes......................    25,956    21,553    18,414
                                                  --------  --------  --------
Income before cumulative effect of accounting
 change.........................................    55,157    45,800    37,386
Cumulative effect of accounting change, net of
 tax............................................       --       (552)      --
                                                  --------  --------  --------
    Net income..................................  $ 55,157  $ 45,248  $ 37,386
                                                  ========  ========  ========
Basic earnings per share:
  Income before cumulative effect of accounting
   change.......................................  $   1.10  $   0.92  $   0.76
  Cumulative effect of accounting change, net of
   tax..........................................       --      (0.01)      --
                                                  --------  --------  --------
  Basic earnings per share......................  $   1.10  $   0.91  $   0.76
                                                  ========  ========  ========
Diluted earnings per share:
  Income before cumulative effect of accounting
   change.......................................  $   1.03  $   0.88  $   0.73
  Cumulative effect of accounting change, net of
   tax..........................................       --      (0.01)      --
                                                  --------  --------  --------
  Diluted earnings per share....................  $   1.03  $   0.87  $   0.73
                                                  ========  ========  ========
Weighted average shares outstanding:
  Basic.........................................    50,332    49,776    49,248
  Diluted.......................................    53,564    52,203    51,150

   The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    For the Years Ended
                                                       December 31,
                                                -----------------------------
                                                  2000      1999       1998
                                                --------  ---------  --------
Cash flow from operating activities:
Net income..................................... $ 55,157  $  45,248  $ 37,386
Adjustments to reconcile net income to cash
 provided by operating activities:
  Charges to income not requiring cash outlays:
    Depreciation and amortization..............   16,345     13,026    11,638
    (Benefit) provision for deferred income
     taxes.....................................     (832)       798     1,529
    Purchase of in-process research &
     development...............................      --       2,130       --
  Changes in operating assets and liabilities:
    Increase in accounts receivable............  (16,425)    (9,963)   (5,678)
    Increase in inventory......................   (7,131)    (9,002)     (605)
    Increase in prepaid expenses and other
     assets....................................   (1,655)    (7,761)     (952)
    Increase in accounts payable...............    7,047      6,075     1,128
    Increase in taxes and other liabilities....    2,490      6,185     1,730
                                                --------  ---------  --------
      Net cash provided by operating
       activities..............................   54,996     46,736    46,176
                                                --------  ---------  --------
Cash flow from investing activities:
Payments for acquisitions, net of cash
 received......................................      --     (13,072)   (1,519)
Capital expenditures...........................  (27,631)    (9,452)  (27,985)
Additions to intangibles.......................   (6,930)    (2,188)   (2,667)
Purchases of short-term investments............  (97,685)  (268,965)  (52,188)
Sales of short-term investments................  101,685    234,808    54,097
                                                --------  ---------  --------
      Net cash used in investing activities....  (30,561)   (58,869)  (30,262)
                                                --------  ---------  --------
Cash flow from financing activities:
Repayments of long-term debt...................   (5,177)    (1,435)     (824)
Net proceeds from issuance of common stock
 under employee plans..........................   10,710      7,339     4,505
                                                --------  ---------  --------
      Net cash provided by financing
       activities..............................    5,533      5,904     3,681
                                                --------  ---------  --------
Net increase (decrease) in cash and cash
 equivalents...................................   29,968     (6,229)   19,595
Cash and cash equivalents at beginning of
 period........................................   45,309     51,538    31,943
                                                --------  ---------  --------
Cash and cash equivalents at end of period..... $ 75,277  $  45,309  $ 51,538
                                                ========  =========  ========
Cash paid for interest and income taxes
  Interest..................................... $    601  $     336  $    499
  Income taxes................................. $ 26,776  $  21,283  $ 16,008

   The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                                                                 Accumulated
                            Common   Common Additional              Other         Total
                            Stock    Stock   Paid-In   Retained Comprehensive Stockholders'
                           (Shares)  Amount  Capital   Earnings  Gain/(Loss)     Equity
                          ---------- ------ ---------- -------- ------------- -------------
Balance at December 31,
 1997...................  48,984,709  $490   $46,996   $116,215    $(1,947)     $161,754
Net income..............                                 37,386                   37,386
Foreign currency
 translation adjustment
 (net of $288 tax
 expense)...............                                               584           584
Unrealized loss on
 securities available
 for sale (net of $0 tax
 benefit)...............                                               (45)          (45)
Issuance of common stock
 under employee plans...     429,401     5     4,500                               4,505
                          ----------  ----   -------   --------    -------      --------
Balance at December 31,
 1998...................  49,414,110  $495   $51,496   $153,601    $(1,408)     $204,184
Net income..............                                 45,248                   45,248
Foreign currency
 translation adjustment
 (net of $647 tax
 benefit)...............                                            (1,374)       (1,374)
Unrealized loss on
 securities available
 for sale (net of $0 tax
 benefit)...............                                              (534)         (534)
Unrealized loss on
 derivative instruments
 (net of $295 tax
 benefit)...............                                              (628)         (628)
Issuance of common stock
 under employee plans...     633,072     5     7,334                               7,339
                          ----------  ----   -------   --------    -------      --------
Balance at December 31,
 1999...................  50,047,182  $500   $58,830   $198,849    $(3,944)     $254,235
Net income..............                                 55,157                   55,157
Foreign currency
 translation adjustment
 (net of 1,126 tax
 benefit)...............                                            (2,090)       (2,090)
Unrealized gain on
 securities available
 for sale (net of $75
 tax expense)...........                                               202           202
Unrealized gain on
 derivative instruments
 (net of 1,512 tax
 expense)...............                                             2,809         2,809
Issuance of common stock
 under employee plans...     587,421     6    10,704                              10,710
                          ----------  ----   -------   --------    -------      --------
Balance at December 31,
 2000...................  50,634,603  $506   $69,534   $254,006    $(3,023)     $321,023


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

                        NATIONAL INSTRUMENTS CORPORATION

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

 Revenue recognition

   Sales revenue is recognized on the date the product is shipped to the customer. Provision is made for estimated sales returns based on actual historical experience. Revenue related to the sale of maintenance contracts is deferred and amortized on a straight-line basis over the service period. Deferred revenue at December 31, 2000 and 1999 is $3.0 million and $1.3 million respectively.

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

                        NATIONAL INSTRUMENTS CORPORATION

 Warranty expense

   The Company offers a one-year limited warranty on most hardware products and a 90-day warranty on software products, which is included in the sales price of many of its products. Provision is made for estimated future warranty costs at the time of sale.

 Legal Defense Costs

   The Company accrues for legal defense costs on an undiscounted basis, in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Loss Contingencies" when such costs are considered probable of being incurred and are reasonably estimable. The Company periodically evaluates available information, both internal and external, relative to such contingencies and adjusts this accrual as necessary.

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

   On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of foreign currency denominated receivables ("fair-value" hedge) or as a hedge of the variability of foreign currency cash flows to be received ("foreign-currency" hedge). Changes in the fair market value of a fair-value hedge are recorded, along with the loss or gain on the re-measurement of foreign-currency-denominated receivables, in current earnings. Changes in the fair value of derivatives that are highly effective as--and that are designated and qualify as--foreign-currency hedges under FAS 133 are recorded in other comprehensive income, with the exception of changes in the time-value of instruments, which are recorded in current earnings. As of December 31, 2000, the Company has not entered into a derivative contract for speculative purposes.

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

                        NATIONAL INSTRUMENTS CORPORATION

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

   The reconciliation of the denominators used to calculate the basic EPS and diluted EPS for the years ended December 31, 2000, 1999 and 1998, respectively are as follows (in thousands):

                                                            Years Ended December
                                                                    31,
                                                            --------------------
                                                             2000   1999   1998
                                                            ------ ------ ------
   Weighted average shares outstanding-basic............... 50,332 49,776 49,248
   Plus: Common share equivalents
    Stock options..........................................  3,232  2,427  1,902
                                                            ------ ------ ------
   Weighted average shares outstanding-diluted............. 53,564 52,203 51,150
                                                            ====== ====== ======

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

                        NATIONAL INSTRUMENTS CORPORATION

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

Note 2: Short-term investments

   Short-term investments at December 31, 2000 and 1999, consisting of corporate, state and municipal securities, were acquired at an aggregate cost of $78.3 million and $81.5 million, respectively. The contractual maturities of these securities, which are classified as available-for-sale and carried at fair value, are as follows (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
   Less than 90 days........................................... $   990 $   --
   90 days to one year.........................................  55,969  26,989
   One year through two years..................................  19,484  41,681
   Two years through three years...............................   3,082  14,855
                                                                ------- -------
                                                                $79,525 $83,525
                                                                ======= =======

Note 3: Inventories

   Inventories, net consist of the following (in thousands):

                                                                  December 31,
                                                                 ---------------
                                                                  2000    1999
                                                                 ------- -------
   Raw materials................................................ $17,298 $11,115
   Work-in-process..............................................     978   2,402
   Finished goods...............................................  15,016  12,644
                                                                 ------- -------
                                                                 $33,292 $26,161
                                                                 ======= =======

Note 4: Property and equipment

   Property and equipment consist of the following (in thousands):

                                                              December 31,
                                                           --------------------
                                                             2000       1999
                                                           ---------  ---------
   Land................................................... $   5,208  $   4,006
   Buildings..............................................    55,242     45,013
   Furniture and equipment................................    78,221     68,595
                                                           ---------  ---------
                                                             138,671    117,614
   Accumulated depreciation...............................   (60,552)   (47,843)
   Construction-in-progress...............................     6,575        --
                                                           ---------  ---------
                                                           $  84,694  $  69,771
                                                           =========  =========

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

Note 6: Debt

   Debt consists of the following (in thousands):

                                                                   December 31,
                                                                   ------------
                                                                   2000   1999
                                                                   ----- ------
   Long-term debt: Manufacturing facility loan, LIBOR, $8,480,000 commitment, half the principal is payable, together with
    interest, in equal quarterly installments over a five-year term, beginning September 1995, remainder due at maturity at
    February 28, 2001............................................. $ --  $4,515
   Other..........................................................   --     662
   Total debt.....................................................   --   5,177
                                                                   ----- ------
     Less current portion.........................................   --     876
                                                                   ----- ------
   Long-term portion.............................................. $ --  $4,301
                                                                   ===== ======

   The manufacturing facility loan was fully repaid in 2000 at its carrying value.

Note 7: Income taxes

   The components of income before the provision for income taxes are as follows (in thousands):

                                                          Years Ended December
                                                                   31,
                                                         -----------------------
                                                          2000    1999    1998
                                                         ------- ------- -------
   Domestic............................................. $68,982 $57,189 $46,817
   Foreign..............................................  12,131  10,164   8,983
                                                         ------- ------- -------
                                                         $81,113 $67,353 $55,800
                                                         ======= ======= =======

                        NATIONAL INSTRUMENTS CORPORATION

   The provision for income taxes charged to operations is as follows (in thousands):

                                                       Years Ended December
                                                                31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
   Current tax expense:
     U.S. federal.................................... $22,902  $17,858  $11,945
     State...........................................   2,043    1,165    1,109
     Foreign.........................................   1,843    1,732    3,831
                                                      -------  -------  -------
       Total current.................................  26,788   20,755   16,885
                                                      -------  -------  -------
   Deferred tax expense (benefit):
     U.S. federal....................................  (2,031)   1,394    2,352
     State...........................................     (12)     115      329
     Foreign.........................................   1,211     (711)  (1,152)
                                                      -------  -------  -------
       Total deferred................................    (832)     798    1,529
                                                      -------  -------  -------
       Total provision............................... $25,956  $21,553  $18,414
                                                      =======  =======  =======

   Deferred tax liabilities (assets) at December 31, 2000 and 1999 are as follows (in thousands):

                                                               December 31,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
   Capitalized software...................................... $ 2,202  $ 1,194
   Unrealized gain on derivative instruments.................   1,174      --
   Depreciation and amortization.............................     263      164
   Undistributed earnings of foreign subsidiaries............     --       616
                                                              -------  -------
   Gross deferred tax liabilities............................   3,639    1,974
                                                              -------  -------
   Operating loss carryforwards..............................    (685)  (1,563)
   Vacation and other accruals...............................  (1,835)  (1,711)
   Inventory valuation and warranty provisions...............  (2,124)  (1,853)
   Doubtful accounts and sales provisions....................  (1,434)  (1,413)
   Unrealized exchange loss..................................    (436)    (137)
   Intercompany profit.......................................  (1,162)    (782)
   Undistributed earnings of foreign subsidiaries............    (155)     --
   Accrued legal expenses....................................    (923)     --
   Unrealized loss on derivative instruments.................     --      (318)
   Other.....................................................    (442)    (462)
                                                              -------  -------
   Gross deferred tax assets.................................  (9,196)  (8,239)
                                                              -------  -------
   Valuation allowance.......................................     332      292
                                                              -------  -------
   Net deferred tax asset.................................... $(5,225) $(5,973)
                                                              =======  =======

                        NATIONAL INSTRUMENTS CORPORATION

   A reconciliation of income taxes at the U.S. federal statutory income tax rate to the effective tax rate follows:

                                                                  Years Ended
                                                                  December 31,
                                                                 ----------------
                                                                 2000  1999  1998
                                                                 ----  ----  ----
   U.S. federal statutory tax rate..............................  35%   35%   35%
   Foreign sales corporation benefit............................  (2)   (2)   (2)
   Foreign taxes less than federal statutory rate...............  (1)   (1)  --
   Tax exempt interest..........................................  (2)   (2)   (2)
   State income taxes, net of federal tax benefit...............   2     2     2
                                                                 ---   ---   ---
   Effective tax rate...........................................  32%   32%   33%
                                                                 ===   ===   ===

   As of December 31, 2000, eight of the Company's subsidiaries have available, for income tax purposes, foreign net operating loss carryforwards of approximately $2.9 million, of which $1.3 million expire during the years 2002--2010 and $1.6 million of which may be carried forward indefinitely.

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

 Stock-based compensation plans

   At December 31, 2000, the Company has two active stock-based compensation plans and one inactive plan. The two active stock-based compensation plans are the 1994 Incentive Stock Option Plan and the Employee Stock Purchase Plan. No compensation cost has been recognized in the Company's financial statements for the stock option plan and the stock purchase plan. If compensation cost for the Company's two

                        NATIONAL INSTRUMENTS CORPORATION
active stock-based compensation plans were determined based on the fair value at the grant date for awards under those plans consistent with the method established by SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data).

                                                         Years Ended December
                                                                  31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
Net income............................................. $55,157 $45,248 $37,386
As reported Pro-forma..................................  44,307  38,742  31,281
Basic earnings per share............................... $  1.10 $  0.91 $  0.76
As reported Pro-forma..................................    0.88    0.78    0.63
Diluted earnings per share............................. $  1.03 $  0.87 $  0.73
As reported Pro-forma..................................    0.83    0.74    0.61

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

                        NATIONAL INSTRUMENTS CORPORATION

   Transactions under all plans are summarized as follows:

                                                                     Weighted
                                                        Number of    average
                                                       shares under  exercise
                                                          option      price
                                                       ------------ ----------
Outstanding at December 31, 1997......................  4,557,272     $10.38
  Exercised...........................................   (244,691)      5.11
  Canceled............................................   (202,313)     14.57
  Granted.............................................  1,481,866      22.53
                                                        ---------     ------
Outstanding at December 31, 1998......................  5,592,134      13.69
  Exercised...........................................   (498,514)      9.94
  Canceled............................................   (522,905)     16.22
  Granted.............................................    946,247      20.41
                                                        ---------     ------
Outstanding at December 31, 1999......................  5,516,962      14.95
  Exercised...........................................   (443,544)     11.56
  Canceled............................................   (209,966)     24.98
  Granted.............................................  1,451,062      47.92
                                                        ---------     ------
Outstanding at December 31, 2000......................  6,314,514     $22.40
                                                        =========     ======
Options exercisable at December 31:
  1998................................................  1,855,802     $10.29
  1999................................................  2,398,305      11.99
  2000................................................  2,964,530      14.20

                                                                     Weighted
                                                                     average
                                                                    fair value
                                                                    ----------
Weighted average, grant date fair value of options
 granted during:
  1998................................................  1,481,866     $10.33
  1999................................................    946,247       8.57
  2000................................................  1,451,062      25.17

                        NATIONAL INSTRUMENTS CORPORATION

                                         December 31, 2000
                    -----------------------------------------------------------
                          Options Outstanding           Options Exercisable
                    -------------------------------- --------------------------
                                          Weighted
                                Weighted   average
                     Number of  average   remaining   Number of     Weighted
                      options   exercise contractual   options      average
  Exercise price    outstanding  price   life (yrs)  exercisable exercise price
  --------------    ----------- -------- ----------- ----------- --------------
$ 6.44 - $ 8.78....    693,018  $  6.55        4        608,380     $  6.55
  8.89 -  14.06....  1,040,668     9.20        5        813,887        9.17
 14.44 -  14.44....  1,155,306    14.44        6        696,036       14.44
 14.83 -  22.96....  1,879,463    20.89        8        723,060       21.16
 23.33 -  51.56....  1,546,059    46.17        9        123,167       42.97
                     ---------                        ---------
                     6,314,514    22.40        7      2,964,530       14.20

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                          2000    1999    1998
                                                         ------- ------- -------
   Dividend expense yield...............................      0%      0%      0%
   Expected life........................................ 5 years 5 years 5 years
   Expected volatility..................................   40.6%   35.5%   33.3%
   Risk-free interest rate..............................    6.8%    4.8%    5.6%

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

                                                        2000     1999     1998
                                                      -------- -------- --------
   Dividend expense yield............................       0%       0%       0%
   Expected life..................................... 6 months 6 months 6 months
   Expected volatility...............................      58%      38%      40%
   Risk-free interest rate...........................     5.6%     4.2%     5.3%

   Weighted average, grant date fair value of purchase rights granted under the Employee Stock Purchase Plan:

                                                              Number   Weighted
                                                                of     average
                                                              shares  fair value
                                                              ------- ----------
   1998...................................................... 195,179  $  5.16
   1999...................................................... 160,830     6.79
   2000...................................................... 158,158    14.54

                        NATIONAL INSTRUMENTS CORPORATION

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

                                                        December 31,
                                              ----------------------------------
                                                    2000             1999
                                              ---------------- -----------------
                                              Carrying  Fair   Carrying   Fair
                                               Amount   Value   Amount    Value
                                              -------- ------- --------  -------
Short-term investments....................... $79,525  $79,525 $83,525   $83,525
Other assets/liabilities:
  Forward contracts..........................   3,293    3,293     (41)      (41)
  Purchased options..........................     871      871     --        --
Long-term debt...............................     --       --   (4,301)   (3,884)

   The fair values of short-term investments and foreign currency forward contracts were estimated based upon quotes from brokers as of the applicable balance sheet date. The fair value of long-term debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

                        NATIONAL INSTRUMENTS CORPORATION

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

                        NATIONAL INSTRUMENTS CORPORATION

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

                                                    Years Ended December 31,
                                                  -----------------------------
                                                    2000       1999      1998
                                                  ---------  --------  --------
   Net sales:
   North America:
     Unaffiliated customer sales................. $ 215,960  $175,873  $153,435
     Geographic transfers........................    55,524    41,739    32,451
                                                  ---------  --------  --------
                                                    271,484   217,612   185,886
                                                  ---------  --------  --------
   Europe:
     Unaffiliated customer sales.................   133,799   108,801    86,961
                                                  ---------  --------  --------
   Asia Pacific:
     Unaffiliated customer sales.................    60,390    44,909    33,834
                                                  ---------  --------  --------
   Eliminations..................................   (55,524)  (41,739)  (32,451)
                                                  ---------  --------  --------
                                                  $ 410,149  $329,583  $274,230
                                                  =========  ========  ========

                                                     Years Ended December 31,
                                                    ---------------------------
                                                      2000      1999     1998
                                                    --------  --------  -------
Operating income:
North America...................................... $ 57,188  $ 48,679  $44,669
Europe.............................................   48,180    39,603   29,964
Asia Pacific.......................................   27,001    20,117   13,172
Unallocated:
Research and development expenses..................  (55,954)  (45,531) (34,757)
                                                    --------  --------  -------
                                                    $ 76,415  $ 62,868  $53,048
                                                    ========  ========  =======

                                                       December 31,
                                                    ------------------
                                                      2000      1999
                                                    --------  --------
Identifiable assets:
North America...................................... $324,881  $261,709
Europe.............................................   52,056    34,457
Asia Pacific.......................................   12,413    22,587
                                                    --------  --------
                                                    $389,350  $318,753
                                                    ========  ========

   Total sales outside the United States for 2000, 1999 and 1998 was $217.3 million, $171.6 million and $135.6 million, respectively.

                        NATIONAL INSTRUMENTS CORPORATION

Note 14: Commitments and contingencies

   The Company has commitments under noncancelable operating leases primarily for office facilities and equipment. Future minimum lease payments as of December 31, 2000, for each of the next five years are as follows (in thousands):

     2001................................................................ $1,741
     2002................................................................  1,653
     2003................................................................  1,539
     2004................................................................  1,485
     2005................................................................    737
     Thereafter..........................................................    --
                                                                          ------
                                                                          $7,155
                                                                          ======

   Rent expense under operating leases was approximately $3.5 million, $3.6 million and $2.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Note 15: Litigation

   On May 2, 2000, the Company was served by Cognex Corporation, asserting patent infringement of two Cognex patents, copyright infringement, trademark infringement and unfair competition. Cognex seeks preliminary and permanent injunctive relief, actual monetary damages in an unspecified amount and attorney's fees and costs. On June 21, 2000, the Company filed a response to their lawsuit denying all claims. A trial has been scheduled for October 23, 2001. The Company is defending this lawsuit vigorously. The Company is unable to predict the outcome of the litigation at this time. Based on the facts we have reviewed to date, management does not expect the resolution of this matter to have a material adverse effect on the Company's business or financial condition. However, because the plaintiff has indicated an unwillingness to withdraw these claims, the Company has accrued $2.5 million of anticipated patent defense costs that are probable of being incurred. The Company has charged approximately $270,000 against the Cognex defense accrual during calendar 2000.

                        NATIONAL INSTRUMENTS CORPORATION

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

                                                   Three Months Ended
                                           ------------------------------------
                                           Mar. 31,  Jun. 30, Sep. 30, Dec. 31,
                                             2000      2000     2000     2000
                                           --------  -------- -------- --------
Net sales................................. $ 94,105  $ 99,550 $102,247 $114,247
Gross profit..............................   71,865    75,520   77,830   86,607
Operating income..........................   18,053    20,175   18,404   19,783
Net income................................   12,664    14,431   13,197   14,864
Basic earnings per share.................. $   0.25  $   0.29 $   0.26 $   0.29
Weighted average shares outstanding-
 basic....................................   50,112    50,274   50,364   50,567
Diluted earnings per share................ $   0.24  $   0.27 $   0.25 $   0.28
Weighted average shares outstanding-
 diluted..................................   53,415    53,567   53,612   53,642

                                                   Three Months Ended
                                           ------------------------------------
                                           Mar. 31,  Jun. 30, Sep. 30, Dec. 31,
                                             1999      1999     1999     1999
                                           --------  -------- -------- --------
Net sales................................. $ 73,686  $ 79,777 $ 82,724 $ 93,396
Gross profit..............................   56,746    61,658   63,176   71,963
Operating income..........................   15,166    15,883   12,841   18,978
Income before cumulative effect of
 accounting change........................   10,560    11,257    9,946   14,037
Net income................................   10,008    11,257    9,946   14,037
Basic earnings per share:
  Income before cumulative effect of
   accounting change...................... $   0.21  $   0.23 $   0.20 $   0.28
  Cumulative effect of accounting change,
   net of tax.............................    (0.01)      --       --       --
                                           --------  -------- -------- --------
  Basic earnings per share................ $   0.20  $   0.23 $   0.20 $   0.28
                                           ========  ======== ======== ========
Diluted earnings per share:
  Income before cumulative effect of
   accounting change...................... $   0.20  $   0.22 $   0.19 $   0.27
  Cumulative effect of accounting change,
   net of tax.............................    (0.01)      --       --       --
                                           --------  -------- -------- --------
  Diluted earnings per share.............. $   0.19  $   0.22 $   0.19 $   0.27
                                           ========  ======== ======== ========
Weighted average shares outstanding:
  Basic...................................   49,484    49,725   49,855   50,029
  Diluted.................................   51,339    51,866   52,570   52,802

                                                                     SCHEDULE II

                        NATIONAL INSTRUMENTS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

Allowance for doubtful accounts

                                                          Balance at Provision for Write-Offs Balance at
                                                          Beginning    Bad Debt    Charged to   End of
 Year                               Description           of Period     Expense    Allowances   Period
 ----                               -----------           ---------- ------------- ---------- ----------
 1998.................... Allowance for doubtful accounts   $4,000      $   183     $   513     $3,670
 1999.................... Allowance for doubtful accounts    3,670        1,455         982      4,143
 2000.................... Allowance for doubtful accounts    4,143        1,962       1,589      4,516

Valuation allowances for excess and obsolete inventory

                                                          Balance at   Provision   Write-Offs Balance at
                                                          Beginning   Charged to   Charged to   End of
 Year                               Description           of Period  Cost of Sales Allowances   Period
 ----                               -----------           ---------- ------------- ---------- ----------
                          Valuation allowances for excess
 1998.................... and obsolete inventory            $3,160      $   --       $1,356     $1,804
                          Valuation allowances for excess
 1999.................... and obsolete inventory             1,804        1,244         694      2,354
                          Valuation allowances for excess
 2000.................... and obsolete inventory             2,354        1,090         978      2,466