Form 10-K/A
period 2000-12-31
NATIONAL INSTRUMENTS CORP /DE/
filed 2001-04-04
CIK 935494

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A
                                Amendment No. 2
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934

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

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part I and Part III incorporate certain information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 30, 2001 (the "Proxy Statement").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PORTIONS AMENDED

   The Registrant hereby amends the facing page of the Registrant's Report on Form 10-K for the fiscal year ended December 31, 2000 to reflect the new date of the Registrant's Annual Meeting of Stockholders which will be held May 30, 2001.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

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

   Date: April 4, 2001