Form 10-Q
period 2001-03-31
NATIONAL INSTRUMENTS CORP /DE/
filed 2001-04-24
CIK 935494

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q (Mark One)

_X_	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended: March 31, 2001 or

___	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________ Commission file number: 0-25426 NATIONAL INSTRUMENTS CORPORATION (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 11500 North MoPac Expressway Austin, Texas (address of principal executive offices)	74-1871327 (I.R.S. Employer Identification Number) 78759 (zip code)

Registrant’s telephone number, including area code: (512) 338-9119

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock - $0.01 par value	Outstanding at April 18, 2001 50,850,800

NATIONAL INSTRUMENTS CORPORATION

	INDEX

		Page No.
	PART I. FINANCIAL INFORMATION

Item 1	Financial Statements:

	Consolidated Balance Sheets
	March 31, 2001 (unaudited) and December 31, 2000	3

	Consolidated Statements of Income (unaudited)
	three months ended March 31, 2001 and 2000	4

	Consolidated Statements of Cash Flows (unaudited)
	three months ended March 31, 2001 and 2000	5

	Notes to Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	16

	PART II. OTHER INFORMATION

Item 1	Legal Proceedings	17

Item 5	Other Information	17

Item 6	Exhibits and Reports on Form 8-K	17

-2-

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	March 31, 2001	December 31, 2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 76,561	$ 75,277
Short-term investments	82,178	79,525
Accounts receivable, net	66,133	74,704
Inventories, net	34,795	33,292
Prepaid expenses and other current assets	23,038	13,499
Deferred income tax, net	6,509	8,262

Total current assets	289,214	284,559
Property and equipment, net	94,231	84,694
Intangibles and other assets	19,613	20,097

Total assets	$ 403,058	$ 389,350

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 27,014	$ 30,365
Accrued compensation	12,621	12,720
Accrued expenses and other liabilities	7,077	9,923
Income taxes payable	8,230	3,366
Other taxes payable	5,426	7,977

Total current liabilities	60,368	64,351
Deferred income taxes	4,526	3,976

Total liabilities	64,894	68,327

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock: par value $.01; 180,000,000 shares authorized;
50,764,475 and 50,634,603 shares issued and outstanding,
respectively	508	506
Additional paid-in capital	70,910	69,534
Retained earnings	267,953	254,006
Accumulated other comprehensive loss	(1,207)	(3,023)

Total stockholders’ equity	338,164	321,023

Total liabilities and stockholders’ equity	$ 403,058	$ 389,350

The accompanying notes are an integral part of these financial statements. -3-

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data) (unaudited)

	Three Months Ended March 31,
	2001	2000
Net sales	$ 108,080	$ 94,105
Cost of sales	26,873	22,240

Gross profit	81,207	71,865

Operating expenses:
Sales and marketing	38,503	34,762
Research and development	15,097	12,346
General and administrative	7,717	6,704

Total operating expenses	61,317	53,812

Operating income	19,890	18,053
Other income (expense):
Interest income, net	1,801	1,188
Net foreign exchange loss	(1,378)	(704)
Other income	198	86

Income before income taxes	20,511	18,623
Provision for income taxes	6,564	5,959

Net income	$ 13,947	$ 12,664

Basic earnings per share	$ 0.28	$ 0.25

Weighted average shares outstanding — basic	50,701	50,112

Diluted earnings per share	$ 0.26	$ 0.24

Weighted average shares outstanding — diluted	53,873	53,415

The accompanying notes are an integral part of these financial statements. -4-

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended March 31,
	2001	2000
Cash flow from operating activities:
Net income	$ 13,947	$ 12,664
Adjustments to reconcile net income to cash provided by operating activities:
Charges to income not requiring cash outlays:
Depreciation and amortization	4,407	4,012
Provision for deferred income taxes	2,296	744
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	8,571	(4,295)
(Increase) decrease in inventory	(1,503)	694
Increase in prepaid expenses and other assets	(7,706)	(4,278)
Decrease in current liabilities	(3,983)	(3,301)

Net cash provided by operating activities	16,029	6,240

Cash flow from investing activities:
Capital expenditures	(12,307)	(6,270)
Additions to intangibles	(1,163)	(1,050)
Purchases of short-term investments	(42,386)	(11,500)
Sales of short-term investments	39,733	14,675

Net cash used in investing activities	(16,123)	(4,145)

Cash flow from financing activities:
Repayments of long-term debt	—	(675)
Net proceeds from issuance of common stock under employee plans	1,378	1,059

Net cash provided by financing activities	1,378	384

Net increase in cash and cash equivalents	1,284	2,479
Cash and cash equivalents at beginning of period	75,277	45,309

Cash and cash equivalents at end of period	$ 76,561	$ 47,788

The accompanying notes are an integral part of these financial statements. -5-

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Basis of Presentation

The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company’s annual report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of National Instruments Corporation and its consolidated subsidiaries at March 31, 2001 and December 31, 2000, and the results of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three-month periods ended March 31, 2001 and 2000, respectively, are as follows (in thousands):

	March 31, (unaudited)
	2001	2000
Weighted average shares outstanding-basic	50,701	50,112
Plus: Common share equivalents
Stock options	3,172	3,303

Weighted average shares outstanding-diluted	53,873	53,415

At March 31, 2001, options to acquire 1,190,873 shares of common stock were excluded in the computations of diluted EPS because the effect of including the options would have been anti-dilutive. At March 31, 2000, there were no anti-dilutive options outstanding.

NOTE 3 — Inventories

Inventories consist of the following (in thousands):

	March 31, 2001 (unaudited)	December 31, 2000
Raw materials	$17,017	$17,298
Work-in-process	1,401	978
Finished goods	16,377	15,016

	$34,795	$33,292

NOTE 4 — Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” which established standards for reporting, in addition to net income, comprehensive income and its components including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Total comprehensive income for the quarters ended March 31, 2001 and 2000 is $15.8 million and $13.3 million, respectively, and included other comprehensive income of $1.8 million and $639,000 for the quarters ended March 31, 2001 and 2000, respectively.

NOTE 5 — Segment Information

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

	Three Months Ended March 31,
	(unaudited)
	2001	2000
Net sales:
Americas:
Unaffiliated customer sales	$ 56,324	$ 48,418
Geographic transfers	16,035	13,371

	72,359	61,789

Europe:
Unaffiliated customer sales	33,424	30,976

Asia Pacific:
Unaffiliated customer sales	18,332	14,711

Eliminations	(16,035)	(13,371)

	$ 108,080	$ 94,105

	Three Months Ended March 31,
	(unaudited)
	2001	2000
Operating income:
Americas	$ 14,192	$ 13,363
Europe	11,070	10,456
Asia Pacific	9,725	6,580
Unallocated:
Research and development expenses	(15,097)	(12,346)

	$ 19,890	$ 18,053

	March 31, 2001 (unaudited)	December 31, 2000
Identifiable assets:
Americas	$345,174	$324,881
Europe	45,246	52,056
Asia Pacific	12,638	12,413

	$403,058	$389,350

NOTE 6 — Commitments and Contingencies

On May 2, 2000, the Company was served by Cognex Corporation, asserting patent infringement of two Cognex patents, copyright infringement, trademark infringement and unfair competition. Cognex seeks permanent injunctive relief, actual monetary damages in an unspecified amount, attorney’s fees and costs. On June 21, 2000, the Company filed a response to their lawsuit denying all claims. A trial has been scheduled for October 23, 2001. The Company is defending this lawsuit vigorously. The Company is unable to predict the outcome of the litigation at this time. Based on the facts we have reviewed to date, management does not expect the resolution of this matter to have a material adverse effect on the Company’s business or financial condition. However, because the plaintiff has indicated an unwillingness to withdraw these claims, in the fourth quarter of 2000 the Company accrued $2.5 million of anticipated patent defense costs that are probable of being incurred.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are intended to be covered by the safe harbors created therein and the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Any statements contained herein regarding the future financial performance or operations of the Company (including, without limitation, statements to the effect that the Company "expects," "plans," "may," "will," "projects," "continues," or "estimates" or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important risks and factors. For a discussion of some important risks and factors that could affect the Company's results, please refer to the Market Risk section, the Issues and Outlook section and financial statement line item discussions below. Readers are also encouraged to refer to the documents regularly filed by the Company with the Securities Exchange Commission, including the Company's Annual Report on Form 10-K/A filed on March 31, 2001, for further discussion of the Company's business and additional risks and opportunities attendant thereto that could cause actual results to differ materially from those described in the forward-looking statements.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Company’s consolidated statements of income:

	Three Months Ended March 31,
	2001	2000
Net sales:
North America	52.2%	51.5%
Europe	30.9	32.9
Asia Pacific	16.9	15.6

Consolidated net sales	100.0	100.0
Cost of sales	24.9	23.6

Gross profit	75.1	76.4
Operating expenses:
Sales and marketing	35.6	37.0
Research and development	14.0	13.1
General and administrative	7.1	7.1

Total operating expenses	56.7	57.2

Operating income	18.4	19.2
Other income (expense):
Interest income, net	1.7	1.2
Net foreign exchange loss	(1.3)	(0.7)
Other income	0.2	0.1

Income before income taxes	19.0	19.8
Provision for income taxes	6.1	6.3

Net income	12.9%	13.5%

     Net Sales. Consolidated net sales for the first quarter of 2001 increased by $14.0 million or 15% over the comparable prior year quarter. The Company believes the increase in sales is primarily attributable to the introduction of new and upgraded products, increased market acceptance of the Company’s products in each of the geographical areas in which the Company operates, and an expanded customer base. North American sales in the first quarter of 2001 increased by 16% over the first quarter of 2000.

     Sales outside of North America, as a percentage of consolidated sales for the quarter ended March 31, 2001, decreased to 47.8% from 48.5% in the comparable 2000 period as a result of the increase in the value of the dollar against the euro and Asia Pacific currencies. Compared to 2000, the Company’s European sales increased by 6% to $33.4 million for the quarter ended March 31, 2001. Sales in Asia Pacific increased by 30% to $18.3 million in the quarter ended March 31, 2001 compared to 2000. The Company expects sales outside of North America to continue to represent a significant portion of its revenue.

     The Company’s international sales are subject to inherent risks, including fluctuations in local economies; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. The Company’s sales outside of North America are denominated in local currencies, and accordingly, the Company is subject to the risks associated with fluctuations in currency rates. In particular, increases in the value of the dollar against foreign currencies decrease the U.S. dollar value of foreign sales requiring the Company either to increase its price in the local currency, which could render the Company’s product prices noncompetitive, or to suffer reduced revenues and gross margins as measured in U.S. dollars. As has occurred in the past, most recently in the quarter ended March 31, 2001, these dynamics have adversely affected revenue growth in international markets. The Company’s foreign currency hedging program includes both foreign currency forward and purchased option contracts to reduce the effect of exchange rate fluctuations. However, the hedging program will not eliminate all of the Company’s foreign exchange risks. (See “Net Foreign Exchange Gain/Loss” below).

     Sales made by the Company’s direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the weighted average value of the U.S. dollar. This weighted average is calculated as the percentage change in the value of the currency relative to the U.S. dollar, multiplied by the proportion of international sales recorded in the particular currency. Between the first quarter of 2000 and the first quarter of 2001 the weighted average value of the U.S. dollar increased by 11.9%, causing an equivalent decrease in the U.S. dollar value of the Company’s foreign currency sales and expenses. If the weighted average value of the U.S. dollar in the first quarter of 2001 had been the same as that in the first quarter of 2000, on a pro-forma basis the Company’s growth rate for the first quarter of 2001 would have been 21%. Pro-forma European sales for the first quarter of 2001 would have increased by 24% over first quarter of 2000 sales. Pro-forma Asia Pacific sales for the first quarter of 2001 would have increased by 31% over first quarter 2000 sales. Since most of the Company’s international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing operating expenses by $1.2 million for the quarter ended March 31, 2001.

     Gross Profit. As a percentage of sales, gross profit decreased to 75.1% for the first quarter of 2001 from 76.4% for the first quarter of 2000. Approximately 80% of the lower margin in the first quarter of 2001 is attributable to unfavorable foreign currency exchange rates. The remaining fraction of the lower margin is primarily attributable to lost capacity and increased overhead costs related to delayed receipt of components from suppliers. The marketplace for the Company’s products dictates that many of the Company’s products be shipped very quickly after an order is received. As a result, the Company is required to maintain significant inventories. Therefore, inventory obsolescence is a risk for the Company due to frequent engineering changes, shifting customer demand, the emergence of new industry standards and rapid technological advances including the introduction by the Company or its competitors of products embodying new technology. While the Company maintains valuation allowances for excess and obsolete inventory and management continues to monitor the adequacy of such valuation allowances, there can be no assurance that such valuation allowances will be sufficient.

     The Company is currently working to establish a new manufacturing facility in Hungary in the fourth quarter of 2001. This new facility will be required in order to meet the customer demand anticipated in the fourth quarter of 2001. Any delay in making this manufacturing capacity available could have a material adverse effect on the results of operations.

     Sales and Marketing. Sales and marketing expenses for the first quarter of 2001 increased to $38.5 million, an 11% increase, as compared to the first quarter of 2000. As a percentage of net sales, sales and marketing expenses were 35.6% and 37.0% for the three months ended March 31, 2001 and 2000, respectively. The increase in these expenses in absolute amounts is attributable to increases in sales and marketing personnel both internationally and in North America. The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on new recruiting, initial marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in the web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

     Research and Development. Research and development expenses increased to $15.1 million for the quarter ended March 31, 2001, a 22% increase, as compared to $12.3 million for the three months ended March 31, 2000. As a percentage of net sales, research and development expenses increased to 14.0% for the quarter ended March 31, 2001, from 13.1% for the quarter ended March 31, 2000. The increase in research and development costs in absolute amounts and as a percentage of sales in each period was due to increases in personnel costs from hiring of additional product development engineers. The Company plans to continue making a significant investment in research and development in order to remain competitive and continue revenue growth.

     The Company capitalizes software development costs in accordance with the SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” The Company amortizes such costs over the related product’s estimated economic useful life, generally three years, beginning when a product becomes available for general release. Software amortization expense totaled $774,000 and $602,000 for the quarters ended March 31, 2001 and 2000, respectively. Software development costs capitalized were $1.1 million and $990,000 for the quarters ended March 31, 2001 and 2000, respectively. The amounts capitalized in the first quarter of 2001 related to the development of TestStand 2.0, Max 2.1, LabVIEW RT 6.0.3 and Fieldpoint-2000.

     General and Administrative. General and administrative expenses for the first quarter ended March 31, 2001 increased 15% to $7.7 million from $6.7 million for the comparable prior year period. As a percentage of net sales, general and administrative expenses remained flat at 7.1% for the first quarter of 2001 as compared to the first quarter of 2000. The Company’s general and administrative expenses increased in absolute dollars mainly due to additional personnel. The Company expects that general and administrative expenses in future periods will increase in absolute amounts and will fluctuate as a percentage of revenue.

     Interest Income, Net. Net interest income in the first quarter of 2001 increased to $1.8 million from $1.2 million in the first quarter of 2000. Net interest income has represented less than two percent of revenue and has fluctuated as a result of investment balances, bank borrowings and interest terms thereon.

     Net Foreign Exchange Gain (Loss). The Company experienced net foreign exchange losses in the first quarter of 2001 of $1.4 million compared to losses of $704,000 in the first quarter of 2000. These results are attributable to movements between the U.S. dollar and the local currencies in countries in which the Company’s sales subsidiaries are located. The increase in net foreign exchange losses recognized in the first quarter of 2001 is mainly due to the strengthening of the U.S. dollar, which resulted in higher losses in 2001 than it did in the first quarter of 2000.

     The Company utilizes foreign currency forward contracts to hedge a majority of its foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. The Company typically limits the duration of its “receivables” foreign currency forward contracts to 90 days.

     The Company also utilizes foreign currency forward contracts and foreign currency purchased option contracts in order to reduce its exposure to fluctuations in future foreign currency cash flows. The Company purchases these contracts for up to 100% of its forecasted cash flows in selected currencies (primarily the euro, yen and pound sterling) and limits the duration of these contracts to 30 months. The foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” As a result, the Company’s hedging activities only partially address its risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. The Company does not invest in contracts for speculative purposes. The Company’s hedging strategy reduced the foreign exchange losses by $2.3 million and $2.1 million for the quarters ended March 31, 2001 and 2000, respectively.

     Provision for Income Taxes. The provision for income taxes reflects an effective tax rate of 32% for the three months ended March 31, 2001 and 2000. The effective tax rate is lower than the Federal Statutory rate primarily as a result of the tax-exempt interest and reduced tax rates in certain international locations.

Liquidity and Capital Resources

     The Company is currently financing its operations and capital expenditures through cash flow from operations. At March 31, 2001, the Company had working capital of approximately $228.8 million compared to $220.2 million at December 31, 2000.

     Accounts receivable decreased to $66.1 million at March 31, 2001 from $74.7 million at December 31, 2000. Receivable days outstanding decreased to 56 at March 31, 2001 compared to 60 at December 31, 2000. Consolidated inventory balances increased to $34.8 million at March 31, 2001 from $33.3 million at December 31, 2000. Inventory turns for the quarter ended March 31, 2001 of 3.1 represent a slight decrease from turns of 3.3 at December 31, 2000. Cash used in the first three months of 2001 for the purchase of the property and equipment totaled $12.3 million and for the capitalization of software development costs totaled $1.1 million.

     In October of 2000, the Company began construction of an office building (“Mopac C”) located on the North Austin campus. It is currently anticipated that a significant portion of the construction costs will be paid out of the Company’s existing working capital. The Company estimates the total cost for the new building, including furniture, fixtures and equipment, will range from $58 million to $62 million. In October of 2000, the Company entered into firm commitments of approximately $60 million for the new building. The Company has incurred approximately $15.2 million in construction costs as of March 31, 2001, with the remainder becoming payable over the next nine months. The actual level of spending may vary depending on a variety of factors, including unforeseen difficulties in construction. Upon completion of the Mopac C building, the Company intends to vacate its existing 136,000 sq. ft. Millenium office building. The Company has signed an agreement to lease the Millenium building to a third party and currently estimates that the net rental income from this lease will offset approximately 30% of the projected operating costs from the Mopac C building.

     The Company also plans to construct a second manufacturing facility to be located in Hungary. The Company estimates that this European manufacturing facility will be operational by Q4 of 2001, and that by 2003 will source a significant portion of the Company’s international sales. The location of the facility has a cost base and tax rate significantly lower than in the U.S., which should have the effect of reducing the cost of manufacturing and the consolidated tax rate. However, there can be no assurance that the actual manufacturing costs will be lower. It is currently anticipated that a significant portion of the construction costs will be paid out of the Company’s existing working capital with any remaining costs being funded through credit from the Company’s current financial institutions. The Company estimates the total cost for the new facility, including furniture, fixtures and equipment, will be approximately $17.0 million. The actual level of spending may vary depending on a variety of factors, including unforeseen difficulties in construction.

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances and internally generated funds. As of March 31, 2001, the Company had no debt outstanding to financial institutions.

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

     Foreign Currency Hedging Activities. The Company’s objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on the Company’s earnings and cash flow. Accordingly, the Company utilizes purchased foreign currency option contracts and forward contracts to hedge its exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. The Company monitors its foreign exchange exposures regularly to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company’s foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on its results of operations and financial position. Based on the foreign exchange instruments outstanding at March 31, 2001, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate fair market value of all instruments outstanding of approximately $15.8 million. However, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, management believes that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure.

     Short-term Investments. The fair value of the Company’s investments in marketable securities at March 31, 2001 was $82.2 million. The Company’s investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies the marketable securities portfolio by investing in multiple types of investment-grade securities. The Company’s investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on the Company’s investment portfolio and interest rates at March 31, 2001, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $410,000, respectively, in the fair value of the investment portfolio, which is not significantly different from December 31, 2000. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

Issues and Outlook

     U.S./Global Economic Slowdown. As occurred in the quarter ended March 31, 2001 and as has occurred in the past, a slowing U.S. economy may result in decreased demand for automated test equipment, semiconductors and other products. The markets in which the Company does business may experience the negative effects of a slowdown in the U.S. and/or Global economies. Downturns in the U.S. or Global economies could have a material adverse effect on the Company’s operating results.

     Risk of Component Shortages. As has occurred in the past, most recently in the quarter ended December 31, 2000, and as may be expected to occur in the future, supply shortages of components, including sole source components can result in significant additional costs and inefficiencies in manufacturing. If the Company is unsuccessful in resolving any such component shortage issues, it will experience a significant impact on the timing of revenue and/or an increase in manufacturing costs, either of which would have a material adverse impact on the Company’s operating results.

     Expansion of Manufacturing Capacity. The Company is working to establish a new manufacturing facility which is to be located in Hungary. It is anticipated that this facility will be in operation by Q4, 2001. This additional capacity is required to meet anticipated customer demand in Q4, 2001. Any delay in bringing this facility into production could have a material adverse effect on the Company’s results of operations. Factors which could result in a delay in bringing this new facility into production include possible delays in construction, difficulties in recruiting and training the local work force and possible difficulties in establishing the required information systems.

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

     In recent years, the Company’s revenues have been characterized by seasonality, with revenues typically being relatively constant in the first, second and third quarters, growing in the fourth quarter and being relatively flat or declining from the fourth quarter of the year to the first quarter of the following year. The Company’s results of operations in the third quarter of 2001 may be adversely affected by lower sales levels in Europe which typically occur during the summer months. The Company believes the seasonality of its revenue results from the international mix of its revenue and the variability of the budgeting and purchasing cycles of its customers throughout each international region. In addition, total operating expenses have in the past tended to be higher in the second and third quarters of each year, due to college recruiting and significantly increased intern personnel expenses.

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

     Management Information Systems. The Company relies on three primary regional centers for its management information systems. As with any information system, unforeseen issues may arise that could affect management’s ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that one or more of the Company’s three regional information systems could experience a complete or partial shutdown. If such a shutdown occurred near the end of a quarter it could impact the Company’s product shipments and revenues, as product distribution is heavily dependent on the integrated management information systems in each region. Accordingly, operating results in that quarter would be adversely impacted due to the shipments, which would not occur until the following period. The Company is working to achieve reliable regional management information systems to control costs and improve the ability to deliver its products in substantially all of its direct markets worldwide. No assurance can be given that the Company’s efforts will be successful. The failure to receive adequate, accurate and timely financial information could inhibit management’s ability to make effective and timely decisions.

     Risks Associated with International Operations and Foreign Economies. International sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. The regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by the Company’s international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the weighted average value of the U.S. dollar. This weighted average is calculated as the percentage change in the value of the currency relative to the dollar, multiplied by the proportion of international sales recorded in the particular currency. Between 2001 and 2000 this weighted average value of the U.S. dollar increased by 11.9%, causing an equivalent decrease in the U.S. dollar value of the Company’s foreign currency sales and expenses. If the weighted average value during 2001 had been the same as that in 2000, the Company’s growth rate for 2001 would have been 21%. If the weighted average value during 2001 had been the same as that in 2000, the Company’s consolidated operating expenses would have been $62.5 million, representing an increase of $1.2 million. If the U.S. dollar strengthens again in the future, it could have a materially adverse effect on the operating results of the Company.

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

     Proprietary Rights and Intellectual Property Litigation. The Company’s success depends in part on its ability to obtain and maintain patents and other proprietary rights relative to the technologies used in its principal products. Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may have in the past infringed or violated certain of the Company’s intellectual property rights. As is typical in the industry, the Company from time to time may be notified that it is infringing certain patent or intellectual property rights of others. On May 2, 2000, the Company was served by Cognex Corporation, asserting patent infringement of two Cognex patents, copyright infringement, trademark infringement and unfair competition. Cognex seeks permanent injunctive relief, actual monetary damages in an unspecified amount, attorney’s fees and costs. In 2000, the Company accrued $2.5 million, the estimated legal fees for defending this litigation. The Cognex litigation, and any other intellectual property litigation initiated in the future may cause significant litigation expense, liability and a diversion of management’s attention which may have a material adverse effect on results of operations.

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

     Risk of Product Liability Claims. The Company’s products are designed in part to provide information upon which the users may rely. The Company attempts to assure the quality and accuracy of the processes contained in its products, and to limit its product liability exposure through contractual limitations on liability, including disclaimers in its “shrink wrap” license agreements with end-users. If future products contain errors that produce incorrect results on which users rely, customer acceptance of the Company’s products could be adversely affected. Further, the Company could be subject to liability claims that could have a material adverse effect on the Company’s operating results or financial position. Although the Company maintains liability insurance, there can be no assurance that such insurance or the contractual provisions used by the Company to limit its liability will be sufficient.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Response to this item is included in “Item 2 — Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Market Risk” above.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On May 2, 2000, the Company was served by Cognex Corporation asserting patent infringement of two Cognex patents, copyright infringement, trademark infringement and unfair competition. Cognex seeks permanent injunctive relief, actual monetary damages in an unspecified amount, attorney’s fees and costs. On June 21, 2000, the Company filed a response to their lawsuit denying all claims. A trial has been scheduled for October 23, 2001. The Company is defending this lawsuit vigorously. The Company is unable to predict the outcome of the litigation at this time. Based on the facts we have reviewed to date, management does not expect the resolution of this matter to have a material adverse effect on the Company’s business or financial condition. However, because the plaintiff has indicated an unwillingness to withdraw these claims, in the fourth quarter of 2000 the Company accrued $2.5 million of anticipated patent defense costs that are probable of being incurred.

ITEM 5.  OTHER INFORMATION

      From time to time the Company's directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. William C. Nolin, Jr., Jeffrey L. Kodosky and James J. Truchard have made periodic sales of the Company's stock pursuant to such plans.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

11.1	Computation of Earnings Per Share

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

-16-

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INSTRUMENTS CORPORATION Registrant
BY:	/s/ Alex Davern Alex Davern Chief Financial Officer and Treasurer (principal financial and accounting officer)

Dated: April 23, 2001 -17-

NATIONAL INSTRUMENTS CORPORATION INDEX TO EXHIBITS

Exhibit No.	Description	Page
11.1	Statement Regarding Computation of Earnings per Share	20

-18-