Form 10-Q
period 2001-06-30
NATIONAL INSTRUMENTS CORP /DE/
filed 2001-07-24
CIK 935494

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended:  June 30, 2001 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at July 20, 2001
     Common Stock - $0.01 par value                    50,928,985

                              NATIONAL INSTRUMENTS CORPORATION


         INDEX

         PART I.  FINANCIAL INFORMATION                                Page No.

Item 1   Financial Statements:

            Consolidated Balance Sheets
            June 30, 2001 (unaudited) and December 31, 2000                3

            Consolidated Statements of Income (unaudited)
            Three months and six months ended June 30, 2001 and 2000       4

            Consolidated Statements of Cash Flows (unaudited)
            Six months ended June 30, 2001 and 2000                        5

            Notes to Consolidated Financial Statements                     6

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9

Item 3   Quantitative and Qualitative Disclosures about Market Risk       16


         PART II.  OTHER INFORMATION

Item 1   Legal Proceedings                                                17

Item 4   Submission of Matters to a Vote of Security Holders              17

Item 5   Other Information                                                18

Item 6   Exhibits and Reports on Form 8-K                                 18

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                        NATIONAL INSTRUMENTS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                        June 30,    December 31,
                                                          2001          2000
                                                      ------------  ------------
Assets                                                (unaudited)
Current assets:
   Cash and cash equivalents.......................   $    69,686   $    75,277
   Short-term investments..........................        90,078        79,525
   Accounts receivable, net........................        60,908        74,704
   Inventories, net................................        35,073        33,292
   Prepaid expenses and other current assets.......        22,175        13,499
   Deferred income tax, net........................         6,519         8,262
                                                      ------------   -----------
      Total current assets.........................       284,439       284,559
Property and equipment, net........................       103,593        84,694
Intangibles and other assets.......................        19,998        20,097
                                                      ------------   -----------
      Total assets.................................   $   408,030    $  389,350
                                                      ============   ===========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable................................   $    27,482    $   30,365
   Accrued compensation............................        12,148        12,720
   Accrued expenses and other liabilities..........         7,143         9,923
   Income taxes payable............................         2,215         3,366
   Other taxes payable.............................         5,481         7,977
                                                      ------------   -----------
      Total current liabilities....................        54,469        64,351
Deferred income taxes..............................         4,534         3,976
                                                      ------------   -----------
      Total liabilities............................        59,003        68,327
                                                      ------------   -----------
Commitments and contingencies                                  --            --
Stockholders' equity:
   Common stock: par value $0.01; 180,000,000
   shares authorized; 50,848,299 and 50,634,603
   shares issued and outstanding, respectively.....           508           506
Additional paid-in capital.........................        72,428        69,534
Retained earnings..................................       277,383       254,006
Accumulated other comprehensive loss...............        (1,292)       (3,023)
                                                      ------------   -----------
      Total stockholders' equity...................       349,027       321,023
                                                      ------------   -----------
      Total liabilities and stockholders' equity...   $   408,030    $  389,350
                                                      ============   ===========

    The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                  ----------------------  ----------------------
                                     2001        2000        2001        2000
                                  ----------  ----------  ----------  ----------

Net sales......................   $  97,707   $  99,550   $ 205,787   $ 193,655
Cost of sales..................      25,628      24,030      52,501      46,269
                                  ----------  ----------  ----------  ----------
   Gross profit................      72,079      75,520     153,286     147,386
                                  ----------  ----------  ----------  ----------
Operating expenses:
   Sales and marketing.........      36,389      34,442      74,892      69,205
   Research and development....      15,933      13,752      31,030      26,098
   General and administrative..       7,672       7,151      15,389      13,855
                                  ----------  ----------  ----------  ----------
      Total operating expenses.      59,994      55,345     121,311     109,158
                                  ----------  ----------  ----------  ----------

      Operating income.........      12,085      20,175      31,975      38,228

Other income (expense):
   Interest income, net........       1,470       1,336       3,271       2,525
   Net foreign exchange
    gain (loss)................         116        (422)     (1,262)     (1,126)
   Other income................         197         133         395         219
                                  ==========  ==========  ==========  ==========

Income before income taxes.....      13,868      21,222      34,379      39,846
Provision for income taxes.....       4,438       6,791      11,002      12,751
                                  ----------  ----------  ----------  ----------

      Net income...............   $   9,430   $  14,431   $  23,377   $  27,095
                                  ==========  ==========  ==========  ==========

Basic earnings per share.......   $    0.19   $    0.29   $    0.46   $    0.54
                                  ==========  ==========  ==========  ==========

Weighted average shares
 outstanding-basic.............      50,887      50,274      50,794      50,193
                                  ==========  ==========  ==========  ==========

Diluted earnings per share.....   $    0.18   $    0.27   $    0.43   $    0.51
                                  ==========  ==========  ==========  ==========

Weighted average shares
 outstanding-diluted...........      53,450      53,567      53,786      53,490
                                  ==========  ==========  ==========  ==========

    The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                             Six Months Ended
                                                                  June 30,
                                                          ----------------------
                                                             2001        2000
                                                          ----------  ----------
Cash flow from operating activities:
   Net income..........................................   $  23,377   $  27,095
   Adjustments to reconcile net income to cash
   provided by operating activities:
      Charges to income not requiring cash outlays:
        Depreciation and amortization..................       8,713       8,023
        Provision for deferred income taxes............       2,293       1,289
      Changes in operating assets and liabilities:
        Decrease/(increase) in accounts receivable.....      13,796      (5,001)
        Increase in inventory..........................      (1,781)     (1,325)
        Increase in prepaid expense and other assets...      (7,243)     (2,464)
        Decrease in current liabilities................      (9,882)     (3,493)
                                                          ----------  ----------
      Net cash provided by operating activities........      29,273      24,124
                                                          ----------  ----------

Cash flow from investing activities:
   Capital expenditures................................     (24,778)    (12,445)
   Additions to intangibles ...........................      (2,429)     (3,647)
   Purchases of short-term investments.................     (73,417)    (25,535)
   Sales of short-term investments.....................      62,864      28,696
                                                          ----------  ----------
      Net cash used in investing activities............     (37,760)    (12,931)
                                                          ----------  ----------

Cash flow from financing activities:
   Repayments of long-term debt........................          --        (640)
   Proceeds from issuance of common stock, net of
   repurchases ........................................       2,896       4,264
                                                          ----------  ----------
      Net cash provided by financing activities........       2,896       3,624
                                                          ----------  ----------

Net (decrease)/increase in cash and cash equivalents...      (5,591)     14,817
Cash and cash equivalents at beginning of period.......      75,277      45,309
                                                          ----------  ----------

Cash and cash equivalents at end of period.............   $  69,686   $  60,126
                                                          ==========  ==========

    The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The accompanying consolidated unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of National Instruments Corporation and its consolidated subsidiaries at June 30, 2001 and December 31, 2000, and the results of operations for the three-month and six-month periods ended June 30, 2001 and 2000, and the cash flows for the six-month periods ended June 30, 2001 and 2000. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three-month and six-month periods ended June 30, 2001 and 2000, respectively, are as follows (in thousands):

                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                  ----------------------  ----------------------
                                        (unaudited)             (unaudited)
                                     2001        2000        2001        2000
                                  ----------  ----------  ----------  ----------

Weighted average shares
 outstanding-basic...............    50,887      50,274      50,794      50,193
Plus: Common share equivalents
   Stock options.................     2,563       3,293       2,992       3,297
                                  ----------  ----------  ----------  ----------
Weighted average shares
 outstanding-diluted.............    53,450      53,567      53,786      53,490
                                  ==========  ==========  ==========  ==========

Stock options to acquire 1,408,531 and 1,118,538 shares for the quarters ended June 30, 2001 and 2000, respectively, and 1,373,760 and 628,253 shares for the six months ended June 30, 2001 and 2000, respectively were not included in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

NOTE 3 - Inventories, net

Inventories consist of the following (in thousands):

                                        June 30,      December 31,
                                         2001             2000
                                      (unaudited)
                                     --------------  --------------

Raw materials                          $  16,919       $  17,298
Work-in-process                              954             978
Finished goods                            17,200          15,016
                                     --------------  --------------
                                       $  35,073       $   33,292
                                     ==============  ==============

NOTE 4 - Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which established standards for reporting, in addition to net income, comprehensive income and its components including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Total comprehensive income for the quarters ended June 30, 2001 and 2000 is $9.3 million and $15.2 million, respectively, and includes other comprehensive loss of $86,000 and income of $745,000, respectively. For the first six months of 2001 and 2000, comprehensive income is $25.1 million and $28.5 million, respectively, and included other comprehensive income of $1.7 million and $1.4 million, respectively.

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

                                    Three Months Ended        Six Months Ended
                                         June 30,                 June 30,
                                  ----------------------  ----------------------
                                       (unaudited)              (unaudited)
                                     2001        2000        2001        2000
                                  ----------  ----------  ----------  ----------
Net sales:
Americas:
  Unaffiliated customer sales...  $  50,734   $  53,750   $ 107,058   $ 102,168
  Geographic transfers..........     13,227      12,557      29,262      25,928
                                  ----------  ----------  ----------  ----------
                                     63,961      66,307     136,320     128,096
                                  ----------  ----------  ----------  ----------

Europe:
  Unaffiliated customer sales...     33,464      33,639      66,888      65,181
                                  ----------  ----------  ----------  ----------
Asia Pacific:
  Unaffiliated customer sales...     13,509      12,161      31,841      26,306
                                  ----------  ----------  ----------  ----------
Eliminations....................    (13,227)    (12,557)    (29,262)    (25,928)
                                  ----------  ----------  ----------  ----------

                                  $  97,707   $  99,550   $ 205,787   $ 193,655
                                  ==========  ==========  ==========  ==========

                                    Three Months Ended        Six Months Ended
                                         June 30,                 June 30,
                                  ----------------------  ----------------------
                                       (unaudited)              (unaudited)
                                     2001        2000        2001        2000
                                  ----------  ----------  ----------  ----------
Operating income:
Americas........................  $  11,493   $  11,958   $  25,685   $  25,321
Europe..........................     11,207      12,014      22,277      22,470
Asia Pacific....................      5,318       9,955      15,043      16,535
Unallocated:
Research and development
expenses........................    (15,933)    (13,752)    (31,030)    (26,098)
                                  ----------  ----------  ----------  ----------
                                  $  12,085   $  20,175   $  31,975   $  38,228
                                  ==========  ==========  ==========  ==========

                                    June 30,    December 31,
                                     2001          2000
                                  (unaudited)
                                  ------------  ------------
Identifiable assets:
Americas.............             $   350,177   $   324,881
Europe...............                  45,718        52,056
Asia Pacific.........                  12,135        12,413
                                  ------------  ------------
                                  $   408,030   $   389,350
                                  ============  ============

NOTE 6 -  Commitments and Contingencies

On May 2, 2000, the Company was served by Cognex Corporation, asserting patent infringement of two Cognex patents, copyright infringement, trademark infringement and unfair competition. Cognex seeks permanent injunctive relief, actual monetary damages in an unspecified amount, attorney's fees and costs. On June 21, 2000, the Company filed a response to their lawsuit denying all claims. A trial has been scheduled for October 23, 2001. The Company is defending this lawsuit vigorously. The Company is unable to predict the outcome of the litigation at this time. Based on the facts we have reviewed to date, management does not expect the resolution of this matter to have a material adverse effect on the Company's business or financial condition. However, because the plaintiff has indicated an unwillingness to withdraw these claims, in the fourth quarter of 2000 the Company accrued $2.5 million of anticipated patent defense costs that are probable of being incurred.

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

Results of Operations

     The following table sets forth, for the periods  indicated,  the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
consolidated statements of income:

                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                  ---------------------   ---------------------
                                    2001        2000        2001        2000
                                  ---------   ---------   ---------   ---------
Net sales:
   Americas                           51.9%       54.0%       52.0%       52.8%
   Europe                             34.3        33.8        32.5        33.6
   Asia Pacific                       13.8        12.2        15.5        13.6
                                  ---------   ---------   ---------   ---------
   Consolidated net sales            100.0       100.0       100.0       100.0
Cost of sales                         26.2        24.1        25.5        23.9
                                  ---------   ---------   ---------   ---------
   Gross profit                       73.8        75.9        74.5        76.1
                                  ---------   ---------   ---------   ---------
Operating expenses:
   Sales and marketing                37.2        34.6        36.4        35.7
   Research and development           16.3        13.8        15.1        13.5
   General and administrative          7.9         7.2         7.5         7.2
                                  ---------   ---------   ---------   ---------
   Total operating expenses           61.4        55.6        59.0        56.4
                                  ---------   ---------   ---------   ---------
      Operating income                12.4        20.3        15.5        19.7
Other income (expense):
   Interest income, net                1.5         1.3         1.6         1.3
   Net foreign exchange
    gain (loss)                        0.1        (0.4)       (0.6)       (0.5)
   Other income                        0.2         0.1         0.2         0.1
                                  ---------   ---------   ---------   ---------
Income before income taxes            14.2        21.3        16.7        20.6
Provision for income taxes             4.5         6.8         5.3         6.6
                                  ---------   ---------   ---------   ---------

   Net income                          9.7%       14.5%       11.4%       14.0%
                                  =========   =========   =========   =========

     Net Sales. Consolidated net sales decreased by $1.8 million or 2% for the three months ended June 30, 2001 to $97.7 million from $99.6 million for the three months ended June 30, 2000, and increased $12.1 million or 6% to $205.8 million for the six months ended June 30, 2001 from $193.7 million for the comparable period in the prior year. The decrease in sales for the three months ended June 30, 2001 and the decrease in the sales growth rate for the six months ended June 30, 2001 was primarily attributable to the 20% decline in the sales of hardware products that are used to control traditional instruments which resulted from the continued worsening of the industrial economy and the severe deterioration of the Test and Measurement market. Sales in the Americas in the second quarter of 2001 decreased by 6% from the second quarter of 2000 and sales in the Americas for the six months ended June 30, 2001 increased 5% from the six months ended June 30, 2000.

     Sales outside of North America, as a percentage of consolidated sales for the quarter ended June 30, 2001 increased to 48% from 46% over the comparable 2000 period as a result of stronger sales in both Europe and Asia Pacific. International sales as a percentage of consolidated sales for the six months ended June 30, 2001 increased to 48% from 47% versus the six month period ended June 30, 2000. Compared to 2000, the Company's European sales decreased by .5% to $33.5 million for the quarter ended June 30, 2001 and increased by 3% to $66.9 million for the six months ended June 30, 2001. Sales in Asia Pacific increased by 11% to $13.5 million in the quarter ended June 30, 2001 compared to 2000 and increased 21% to $31.8 million for the six months ended June 30, 2001 compared to the same period in 2000. The Company expects sales outside of North America to continue to represent a significant portion of its revenue.

     The Company's international sales are subject to inherent risks, including fluctuations in local economies; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. The Company's sales outside of North America are denominated in local currencies, and accordingly, the Company is subject to the risks associated with fluctuations in currency rates. In particular, increases in the value of the dollar against foreign currencies decrease the U.S. dollar value of foreign sales requiring the Company either to increase its price in the local currency, which could render the Company's product prices noncompetitive, or to suffer reduced revenues and gross margins as measured in U.S. dollars. As has occurred in the past, most recently in the current quarter ended June 30, 2001, these dynamics have adversely affected revenue growth and profitability in international markets. The Company's foreign currency hedging program includes both foreign currency forward and purchased option contracts to reduce the effect of exchange rate fluctuations. However, the hedging program will not eliminate all of the Company's foreign exchange risks. (See "Net Foreign Exchange Gain (Loss)" below).

     Sales made by the Company's direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the weighted average value of the U.S. dollar. This weighted average is calculated as the percentage change in the value of the currency relative to the U.S. dollar, multiplied by the proportion of international sales recorded in the particular currency. Between the second quarter of 2000 and the second quarter of 2001 the weighted value of the U.S. dollar increased by 11.8%, causing an equivalent decrease in the U.S. dollar value of the Company's foreign currency sales and expenses. If the weighted average value of the U.S. dollar in the second quarter of 2001 had been the same as that in the second quarter of 2000, the Company's growth rate for the second quarter of 2001 would have been 2%. European sales for the second quarter of 2001 would have increased by 11% over the second quarter 2000. Asia Pacific sales for the second quarter of 2001 would have increased by 15% over the second quarter 2000 sales. If the weighted average value of the dollar in the six months ended June 30, 2001 had been the same as that in the six months ended June 30, 2000, the Company's year-to-date sales would have increased by 11% over 2000 year-to-date sales. Since most of the Company's international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing operating expenses $2.0 million for the six months ended June 30, 2001 and by $850,000 for the quarter ended June 30, 2001.

     Gross Profit. As a percentage of net sales, gross profit decreased to 73.8% for the second quarter of 2001 from 75.9% for the second quarter of 2000 and decreased to 74.5% for the first six months of 2001 from 76.1% for the comparable period a year ago. Approximately 50% of the lower margin in the second quarter of 2001 is attributable to unfavorable foreign currency exchange rates, and approximately 50% is attributable to inventory writedowns resulting from significant component price reductions and other one time charges resulting from lower sales volume and the planned change in a supplier. The marketplace for the Company's products dictates that many of the Company's products be shipped very quickly after an order is received. As a result, the Company is required to maintain significant inventories. Therefore, inventory obsolescence is a risk for the Company due to frequent engineering changes, shifting customer demand, the emergence of new industry standards and rapid technological advances including the introduction by the Company or its competitors of products embodying new technology. While the Company maintains valuation allowances for excess and obsolete inventory and management continues to monitor the adequacy of such valuation allowances, there can be no assurance that such valuation allowances will be sufficient.

     The Company is currently working to establish a new manufacturing facility in Hungary in the fourth quarter of 2001. Any delay in making this manufacturing capacity available could have a material adverse effect on the results of operations.

     Sales and Marketing. Sales and marketing expenses for the second quarter of 2001 increased to $36.4 million, a 6% increase, as compared to the second quarter of 2000 and increased 8% to $74.9 million for the first six months of 2001 from the comparable 2000 period. As a percentage of net sales, sales and marketing expenses were 37.2% and 34.6% for the three months ended June 30, 2001 and 2000, respectively, and 36.4% and 35.7% for the six months ended June 30, 2001 and 2000, respectively. The increase in these expenses in absolute dollar amounts is attributable to increases in sales and marketing personnel both internationally and in North America. The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on recruiting, initial marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

     Research and Development. Research and development expenses increased to $15.9 million for the quarter ended June 30, 2001, a 16% increase, as compared to $13.8 million for the three months ended June 30, 2000, and increased 19% to $31.0 million for the six months ended June 30, 2001 from the comparable 2000 period. As a percentage of net sales, research and development expenses increased to 16.3% for the quarter ended June 30, 2001, from 13.8% for the quarter ended June 30, 2000, and increased to 15.1% for the six months ended June 30, 2001, from 13.5% for the comparable 2000 period. The increase in research and development costs in absolute amounts and as a percentage of sales in each period was primarily due to increases in personnel costs from hiring of additional product development engineers. Research and development personnel increased from 594 at June 30, 2000 to 693 at June 30, 2001. The Company plans to continue making a significant investment in research and development in order to remain competitive and continue revenue growth.

     The Company capitalizes software development costs in accordance with the SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company amortizes such costs over the related product's estimated economic useful life, generally three years, beginning when a product becomes available for general release. Software amortization expense totaled $756,000 and $577,000 for the quarters ended June 30, 2001 and 2000, respectively, and $1.5 million and $1.2 million during the six months ended June 30, 2001 and 2000, respectively. Software development costs capitalized were $933,000 and $1.2 million for the quarters ended June 30, 2001 and 2000, respectively, and $2.0 million and $2.2 million for the first six months of 2001 and 2000, respectively. The amounts capitalized in the second quarter and first six months of 2001 related to the development of TestStand 2.0, Max 2.1, LabVIEW RT 6.0.3, Fieldpoint-2000, LabVIEW 6.1 and Measurement Studio 6.0.

     General and Administrative. General and administrative expenses for the second quarter ended June 30, 2001 increased 7% to $7.7 million from $7.2 million for the comparable prior year period. For the first six months of 2001, general and administrative expenses increased 11% to $15.4 million from $13.9 million for the first six months of 2000. As a percentage of net sales, general and administrative expenses increased to 7.9% for the quarter ended June 30, 2001 from 7.2% for the second quarter of 2000. During the first six months of 2001, general and administrative expenses increased as a percentage of sales to 7.5% from 7.2% for the comparable prior year period. The Company's general and administrative expenses increased due to additional personnel. The Company expects that general and administrative expenses in future periods will increase in absolute amounts and will fluctuate as a percentage of revenue.

     Interest Income, Net. Net interest income in the second quarter of 2001 increased to $1.5 million from $1.3 million in the second quarter of 2000, and increased to $3.3 million for the first six months of 2001 from $2.5 million for the comparable 2000 period. Net interest income has represented less than two percent of revenue and has fluctuated as a result of investment balances, bank borrowings and interest terms thereon.

     Net Foreign Exchange Gain (Loss). The Company experienced net foreign exchange gains of $116,000 in the second quarter of 2001 compared to losses of $422,000 in the second quarter of 2000. Net foreign exchange losses of $1.3 million were recognized for the first six months of 2001 compared to losses of $1.1 million for the first six months of 2000. These results are attributable to movements between the U.S. dollar and the local currencies in countries in which the Company's sales subsidiaries are located. The decrease in net foreign exchange losses recognized in the second quarter of 2001 is mainly due to gains from the ineffective portion of hedges of anticipated transactions that resulted from the strengthening of the U.S. dollar.

     The Company utilizes foreign currency forward contracts to hedge a majority of its foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. The Company typically limits the duration of its "receivables" foreign currency forward contracts to 90 days.

     The Company also utilizes foreign currency forward contracts and foreign currency purchased option contracts in order to reduce its exposure to fluctuations in future foreign currency cash flows. The Company purchases these contracts for up to 100% of its forecasted cash flows in selected currencies (primarily the euro, yen and pound sterling) and limits the duration of these contracts to 30 months. The foreign currency purchased option contracts are purchased "at-the-money" or "out-of-the-money." As a result, the Company's hedging activities only partially address its risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. The Company does not invest in contracts for speculative purposes. The Company's hedging strategy reduced the foreign exchange losses by $1.2 million during the quarter ended June 30, 2001, and by $4.2 million for the six months ended June 30, 2001.

     Provision for Income Taxes. The provision for income taxes reflects an effective tax rate of 32% for the three and six months ended June 30, 2001 and 2000. The effective tax rate is lower than the Federal Statutory rate primarily as a result of the tax-exempt interest and reduced tax rates in certain international locations. As of June 30, 2001, twelve of the Company's subsidiaries had available, for income tax purposes, foreign net operating loss carryforwards of approximately $5.2 million, of which $1.0 million expires between 2002 and 2010. The remaining $4.2 million of loss carryforwards may be carried forward indefinitely to offset future taxable income in the related tax jurisdictions.

Liquidity and Capital Resources

     The Company is currently financing its operations and capital expenditures through cash flow from operations. At June 30, 2001, the Company had working capital of approximately $230.0 million compared to $220.2 million at December 31, 2000.

     Accounts receivable decreased to $60.9 million at June 30, 2001 from $74.7 million at December 31, 2000. Days sales outstanding decreased to 57 at June 30, 2001 compared to 60 at December 31, 2000. Consolidated inventory balances increased to $35.1 million at June 30, 2001 from $33.3 million at December 31, 2000. Inventory turns of 2.9 represent a decrease from turns of 3.5 at December 31, 2000. Cash used in the first six months of 2001 for the purchase of the property and equipment totaled $24.8 million and $2.0 million was used for the capitalization of software development costs.

     In October of 2000, the Company began construction of an office building ("Mopac C") located on the North Austin campus. It is currently anticipated that a significant portion of the construction costs will be paid out of the Company's existing working capital. The Company estimates the total cost for the new building, including furniture, fixtures and equipment, will range from $58 million to $62 million. In October of 2000, the Company entered into firm commitments of approximately $60 million for the new building. The Company has incurred approximately $25.3 million in construction costs as of June 30, 2001, with the remainder becoming payable over the next six months. The actual level of spending may vary depending on a variety of factors, including unforeseen difficulties in construction. Upon completion of the Mopac C building, the Company intends to vacate its existing 136,000 sq. ft. Millenium office building. The Company has signed an agreement to lease the Millenium building to a third party and currently estimates that the net rental income from this lease will offset approximately 30% of the projected operating costs from the Mopac C building.

     In May of 2001, the Company began construction of a second manufacturing facility located in Hungary. The Company estimates that this European manufacturing facility will be operational by Q4 of 2001, and that by 2003 will source a significant portion of the Company's international sales. The location of the facility has a cost base and tax rate significantly lower than in the U.S., which should have the effect of reducing the cost of manufacturing and the consolidated tax rate. However, there can be no assurance that the actual manufacturing costs will be lower. It is currently anticipated that a significant portion of the construction costs will be paid out of the Company's existing working capital. The Company estimates the total cost for the new facility, including furniture, fixtures and equipment, will be approximately $17.0 million. The actual level of spending may vary depending on a variety of factors, including unforeseen difficulties in construction.

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances and internally generated funds. As of June 30, 2001, the Company had no debt outstanding to financial institutions.

     The Company believes that the cash flow from operations, if any, existing cash balances and short-term investments will be sufficient to meet its cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth.

Market Risk

     The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

     Foreign Currency Hedging Activities. The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on the Company's earnings and cash flow. Accordingly, the Company utilizes purchased foreign currency option contracts and forward contracts to hedge its exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. The Company monitors its foreign exchange exposures regularly to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on its results of operations and financial position. Based on the foreign exchange instruments outstanding at June 30, 2001, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate fair market value of all instruments outstanding of approximately $14.5 million. However, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, management believes that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure.

     Short-term Investments. The fair value of the Company's investments in marketable securities at June 30, 2001 was $90.1 million. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies the marketable securities portfolio by investing in multiple types of investment-grade securities. The Company's investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on the Company's investment portfolio and interest rates at June 30, 2001, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $450,000, respectively, in the fair value of the investment portfolio, which is not significantly different from December 31, 2000. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

Issues and Outlook

     U.S./Global Economic Slowdown. As occurred in the quarter ended June 30, 2001 and as has occurred in the past, a slowing U.S. economy may result in decreased demand for automated test equipment, semiconductors and other products. The markets in which the Company does business may experience the negative effects of a slowdown in the U.S., and/or Global economies. Downturns in the U.S. or Global economies could have a material adverse effect on the Company's operating results.

     Budgets. The Company has established an operating budget for the remainder of 2001. The Company's spending for the second half of the year could exceed this budget due to a number of factors; including: additional marketing costs for any unplanned conferences and tradeshows; increased costs from the over-hiring of product development engineers or other personnel; increased manufacturing costs resulting from component supply shortages and/or component price fluctuations; additional construction costs and/or delays in the construction of the European manufacturing facility in Hungary; additional litigation expenses related to the Cognex litigation or any other intellectual property litigation initiated in the future. Exceeding the established operating budget could have a material adverse effect on the Company's operating results.

     Risk of Component Shortages. As has occurred in the past, most recently in the quarter ended March 31, 2001, and as may be expected to occur in the future, supply shortages of components, including sole source components can result in significant additional costs and inefficiencies in manufacturing. If the Company is unsuccessful in resolving any such component shortage issues, it will experience a significant impact on the timing of revenue and/or an increase in manufacturing costs, either of which would have a material adverse impact on the Company's operating results.

     Expansion of Manufacturing Capacity The Company is working to establish a new manufacturing facility which is to be located in Hungary. It is anticipated that this facility will be in operation by Q4, 2001. Any delay in bringing this facility into production could have a material adverse effect on the Company's results of operations. Factors which could result in a delay in bringing this new facility into production include possible delays in construction, difficulties in recruiting and training the local work force and possible difficulties in establishing the required information systems.

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

     In recent years, the Company's revenues have been characterized by seasonality, with revenues typically being relatively constant in the first, second and third quarters, growing in the fourth quarter and being relatively flat or declining from the fourth quarter of the year to the first quarter of the following year. The Company's results of operations in the third quarter of 2001 may be adversely affected by lower sales levels in Europe which typically occur during the summer months. The Company believes the seasonality of its revenue results from the international mix of its revenue and the variability of the budgeting and purchasing cycles of its customers throughout each international region. In addition, total operating expenses have in the past tended to be higher in the second and third quarters of each year due to college recruiting and significantly increased intern personnel expenses.

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

     Risks Associated with International Operations and Foreign Economies. International sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. The regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by the Company's international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the weighted average value of the U.S. dollar. This weighted average is calculated as the percentage change in the value of the currency relative to the dollar, multiplied by the proportion of international sales recorded in the particular currency. Between 2001 and 2000 this weighted average value of the U.S. dollar increased by 11.8%, causing an equivalent decrease in the U.S. dollar value of the Company's foreign currency sales and expenses. If the weighted average value during 2001 had been the same as that in 2000, the Company's growth rate for 2001 would have been 2%. If the weighted average value during 2001 had been the same as that in 2000, the Company's consolidated operating expenses would have been $60.8 million, representing an increase of $850,000. If the U.S. dollar strengthens again in the future, it could have a materially adverse effect on the operating results of the Company.

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

     Proprietary Rights and Intellectual Property Litigation. The Company's success depends in part on its ability to obtain and maintain patents and other proprietary rights relative to the technologies used in its principal products. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may have in the past infringed or violated certain of the Company's intellectual property rights. As is typical in the industry, the Company from time to time may be notified that it is infringing certain patent or intellectual property rights of others. On May 2, 2000, the Company was served by Cognex Corporation, asserting patent infringement of two Cognex patents, copyright infringement, trademark infringement and unfair competition. Cognex seeks permanent injunctive relief, actual monetary damages in an unspecified amount, attorney's fees and costs. In 2000, the Company accrued $2.5 million, the estimated legal fees for defending this litigation. The Cognex litigation, and any other intellectual property litigation initiated in the future may cause significant litigation expense, liability and a diversion of management's attention which may have a material adverse effect on results of operations.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On May 2, 2000, the Company was served by Cognex Corporation asserting patent infringement of two Cognex patents, copyright infringement, trademark infringement and unfair competition. Cognex seeks permanent injunctive relief, actual monetary damages in an unspecified amount, attorney's fees and costs. On June 21, 2000, the Company filed a response to their lawsuit denying all claims. A trial has been scheduled for October 23, 2001. The Company is defending this lawsuit vigorously. The Company is unable to predict the outcome of the litigation at this time. Based on the facts we have reviewed to date, management does not expect the resolution of this matter to have a material adverse effect on the Company's business or financial condition. However, because the plaintiff has indicated an unwillingness to withdraw these claims, in the fourth quarter of 2000 the Company accrued $2.5 million of anticipated patent defense costs that are probable of being incurred.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The annual meeting of stockholders was held on May 30, 2001.

(b) The following directors were elected at the meeting to serve a term of three years:

             James J. Truchard
             Charles J. Roesslein

         The following directors are continuing to serve their terms:

             L. Wayne Ashby
             Dr. Donald M. Carlton
             Jeffrey L. Kodosky
             Ben G. Streetman
             R. Gary Daniels

(c) The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

                                                                       Broker
                                     For         Against    Abstain    Non-Vote
                                     ---         -------    -------    --------
(1)  Election of directors:
             James J. Truchard       46,248,674  143,269
             Charles J. Roesslein    46,246,562  145,381

                                                                       Broker
                                     For         Against    Abstain    Non-Vote
                                     ---         -------    -------    --------
(2)  Ratification of                 46,304,745  62,340     24,858
     PricewaterhouseCoopers LLP
     as the Company's independent
     public accountants for the
     fiscal year ending
     December 31, 2001.

     The foregoing matters are described in detail in the Company's definitive proxy statement dated April 25, 2001, for the Annual Meeting of Stockholders held on May 30, 2001.

ITEM 5.  OTHER INFORMATION

     Pursuant to the Company's Bylaws, stockholder proposals or director nominations which are intended to be presented at the Company's 2002 Annual Meeting must be received by the Company no later than December 4, 2001 in order to be included in the proxy statement and form of proxy for that meeting.

     If you intend to present a proposal at the Company's Annual Meeting of stockholders to be held in 2002, but you do not intend to have it included in the Company's 2002 Proxy Statement, you must deliver a copy of your proposal to the Company's Secretary at the Company's principal executive office no later than February 24, 2002 and no earlier than January 25, 2002. If the date of the Company's 2002 Annual Meeting is advanced or delayed by more than 30 calendar days from the first anniversary date of the 2001 Annual Meeting, your notice of a proposal will be timely if it is received by the Company by the close of business on the tenth day following the day the Company publicly announces the date of the 2002 Annual Meeting. If the Company does not receive notice of your proposal within this time frame, the proxy holders designated by the Company will use their discretionary authority to vote the shares they represent as the Board of Directors may recommend.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits.

        (11.1)       Computation of Earnings Per Share

   (b)  Reports on Form 8-K.

        No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

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


                                    NATIONAL INSTRUMENTS CORPORATION
                                    Registrant




                                BY: /s/ Alex Davern
                                    Alex Davern
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)





Dated:  July 24, 2001

                        NATIONAL INSTRUMENTS CORPORATION

                                INDEX TO EXHIBITS



      Exhibit No.                   Description                     Page

          11.1           Statement Regarding Computation             21
                         of Earnings per Share