Form 10-Q
period 2001-09-30
NATIONAL INSTRUMENTS CORP /DE/
filed 2001-10-25
CIK 935494

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended:  September 30, 2001 or

      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number:     0-25426
                         -------------

                         NATIONAL INSTRUMENTS CORPORATION
              (Exact name of registrant as specified in its charter)

               Delaware                                   74-1871327
----------------------------------------     -----------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification Number)
     11500 North MoPac Expressway
             Austin, Texas                                  78759
----------------------------------------     -----------------------------------
    (address of principal executive                      (zip code)
               offices)

        Registrant's telephone number, including area code:  (512) 338-9119
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at October 23, 2001
     Common Stock - $0.01 par value                     51,118,603

                         NATIONAL INSTRUMENTS CORPORATION


              INDEX

                                                                        Page No.

              PART I.  FINANCIAL INFORMATION

Item 1        Financial Statements:

                 Consolidated Balance Sheets
                 September 30, 2001 (unaudited) and December 31, 2000      3

                 Consolidated Statements of Income (unaudited)
                 Three months and nine months ended September 30, 2001
                 and 2000                                                  4

                 Consolidated Statements of Cash Flows (unaudited)
                 Nine months ended September 30, 2001 and 2000             5

                 Notes to Consolidated Financial Statements                6

Item 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          9


              PART II.  OTHER INFORMATION

Item 1        Legal Proceedings                                           17

Item 6        Exhibits and Reports on Form 8-K                            17

PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                         NATIONAL INSTRUMENTS CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share data)

                                                    September 30,  December 31,
                                                        2001          2000
                                                    -------------  ------------
Assets                                               (unaudited)
Current assets:
   Cash and cash equivalents....................    $     74,787   $    75,277
   Short-term investments.......................          88,460        79,525
   Accounts receivable, net.....................          53,348        74,704
   Inventories, net.............................          34,994        33,292
   Prepaid expenses and other current assets....          20,830        13,499
   Deferred income tax, net.....................           7,118         8,262
                                                    -------------  ------------
      Total current assets......................         279,537       284,559
Property and equipment, net.....................         120,358        84,694
Intangibles and other assets....................          23,443        20,097
                                                    -------------  ------------
      Total assets..............................    $    423,338   $   389,350
                                                    =============  ============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable.............................    $     33,992   $    30,365
   Accrued compensation.........................          14,208        12,720
   Accrued expenses and other liabilities.......           7,608         9,923
   Income taxes payable.........................           4,174         3,366
   Other taxes payable..........................           5,876         7,977
                                                    -------------  ------------
      Total current liabilities.................          65,858        64,351
Deferred income taxes...........................           3,899         3,976
                                                    -------------  ------------
      Total liabilities.........................          69,757        68,327
                                                    -------------  ------------
Commitments and contingencies                                 --            --
Stockholders' equity:
   Common Stock: par value $0.01; 180,000,000
   shares authorized; 50,902,565 and 50,634,603
   shares issued and outstanding, respectively..             509           506
Additional paid-in capital......................          72,331        69,534
Retained earnings...............................         283,068       254,006
Accumulated other comprehensive loss............          (2,327)       (3,023)
                                                    -------------  ------------
      Total stockholders' equity................         353,581       321,023
                                                    -------------  ------------
      Total liabilities and stockholders' equity    $    423,338   $   389,350
                                                    =============  ============

    The accompanying notes are an integral part of these financial statements.

                         NATIONAL INSTRUMENTS CORPORATION
                         CONSOLIDATED STATEMENTS OF INCOME
                       (in thousands, except per share data)
                                    (unaudited)


                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                      --------------------  --------------------
                                        2001       2000       2001       2000
                                      ---------  ---------  ---------  ---------

Net sales...........................  $ 85,062   $102,247   $290,849   $295,902
Cost of sales.......................    23,288     24,417     75,789     70,687
                                      ---------  ---------  ---------  ---------
  Gross profit......................    61,774     77,830    215,060    225,215
                                      ---------  ---------  ---------  ---------
Operating expenses:
   Sales and marketing..............    34,275     37,302    109,167    106,506
   Research and development.........    14,920     14,690     45,950     40,788
   General and administrative.......     6,070      7,434     21,459     21,289
                                      ---------  ---------  ---------  ---------
      Total operating expenses......    55,265     59,426    176,576    168,583
                                      ---------  ---------  ---------  ---------

      Operating income..............     6,509     18,404     38,484     56,632

Other income (expense):
   Interest income, net.............     1,303      1,543      4,574      4,068
   Net foreign exchange gain (loss).       341       (630)      (921)    (1,756)
   Other income.....................       206         90        601        310
                                      ---------  ---------  ---------  ---------

Income before income taxes..........     8,359     19,407     42,738     59,254
Provision for income taxes..........     2,674      6,210     13,676     18,961
                                      ---------  ---------  ---------  ---------

      Net income....................  $  5,685   $ 13,197   $ 29,062   $ 40,293
                                      =========  =========  =========  =========

Basic earnings per share............  $   0.11   $   0.26   $   0.57   $   0.80
                                      =========  =========  =========  =========

Weighted average shares
 outstanding-basic..................    50,956     50,364     50,848     50,247
                                      =========  =========  =========  =========

Diluted earnings per share..........  $   0.11   $   0.25   $   0.54   $   0.75
                                      =========  =========  =========  =========

Weighted average shares
 outstanding-diluted................    53,288     53,612     53,682     53,531
                                      =========  =========  =========  =========

    The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                    (unaudited)
                                                          Nine Months Ended
                                                            September 30,
                                                      --------------------------
                                                          2001          2000
                                                      ------------  ------------
Cash flow from operating activities:
   Net income......................................   $    29,062   $    40,293
   Adjustments to reconcile net income to cash
   provided by operating activities:
      Charges to income not requiring cash outlays:
        Depreciation and amortization..............        12,393        12,064
        Provision for deferred income taxes........         1,067         1,999
      Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable.        21,356        (6,837)
        Increase in inventory......................        (1,702)       (5,460)
        Increase in prepaid expense and other assets       (8,971)       (8,186)
        Increase in current liabilities............         1,507         5,474
                                                      ------------  ------------
      Net cash provided by operating activities....        54,712        39,347
                                                      ------------  ------------

Cash flow from investing activities:
   Capital expenditures............................       (45,149)      (16,643)
   Additions to intangibles .......................        (3,918)       (5,073)
   Purchases of short-term investments.............      (110,790)      (68,679)
   Sales of short-term investments.................       101,855        63,747
                                                      ------------  ------------
      Net cash used in investing activities........       (58,002)      (26,648)
                                                      ------------  ------------

Cash flow from financing activities:
   Repayments of long-term debt....................            --          (783)
   Proceeds from issuance of common stock, net of
   repurchases.....................................         2,800         5,208
                                                      ------------  ------------
      Net cash provided by financing activities....         2,800         4,425
                                                      ------------  ------------

Net (decrease) increase in cash and cash equivalents         (490)       17,124

Cash and cash equivalents at beginning of period...        75,277        45,309
                                                      ------------  ------------

Cash and cash equivalents at end of period.........   $    74,787   $    62,433
                                                      ============  ============

    The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of National Instruments Corporation and its consolidated subsidiaries at September 30, 2001 and December 31, 2000, and the results of operations for the three-month and nine-month periods ended September 30, 2001 and 2000, and the cash flows for the nine-month periods ended September 30, 2001 and 2000. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

The reconciliation of the denominators used to calculate the basic EPS and diluted EPS for the three-month and nine-month periods ended September 30, 2001 and 2000, respectively, are as follows (in thousands):

                                   Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                                 ----------------------   ----------------------
                                      (unaudited)              (unaudited)
                                    2001        2000         2001        2000
                                 ----------  ----------   ----------  ----------

Weighted average shares
 outstanding-basic............      50,956      50,364       50,848      50,247
Plus: Common share equivalents
   Stock options..............       2,332       3,248        2,834       3,284
                                 ----------  ----------   ----------  ----------
Weighted average shares
 outstanding-diluted..........      53,288      53,612       53,682      53,531
                                 ==========  ==========   ==========  ==========

Stock options to acquire 1,541,000 and 1,292,000 shares for the quarters ended September 30, 2001 and 2000, respectively, and 1,382,000 and 871,000 shares for the nine months ended September 30, 2001 and 2000, respectively, were not included in the computations of diluted earnings per share because the effect of including the stock options would have been anti-dilutive.

NOTE 3 - Inventories

Inventories, net consist of the following (in thousands):

                                      September 30,    December 31,
                                          2001             2000
                                       (unaudited)
                                     --------------   --------------
Raw materials                        $    17,755       $   17,298
Work-in-process                              716              978
Finished goods                            16,523           15,016
                                     --------------   --------------
                                     $    34,994       $   33,292
                                     ==============   ==============

NOTE 4 - Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which established standards for reporting, in addition to net income, comprehensive income and its components including, as applicable, foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. Total comprehensive income for the quarters ended September 30, 2001 and 2000 is $4.7 million and $13.1 million, respectively, and includes other comprehensive loss of $1.0 million and $108,000, respectively. For the first nine months of 2001 and 2000, comprehensive income is $29.8 million and $41.6 million, respectively, and includes other comprehensive income of $697,000 and $1.3 million, respectively.

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

                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                  ----------------------  ----------------------
                                        (unaudited)            (unaudited)
                                     2001        2000        2001        2000
                                  ----------  ----------  ----------  ----------
Net sales:
Americas:
  Unaffiliated customer sales..   $  44,671   $  56,838   $ 151,729   $ 159,006
  Geographic transfers.........      12,329      13,374      41,591      39,302
                                  ----------  ----------  ----------  ----------
                                     57,000      70,212     193,320     198,308
                                  ----------  ----------  ----------  ----------

Europe:
  Unaffiliated customer sales..      26,991      30,854      93,879      94,274
                                  ----------  ----------  ----------  ----------
Asia Pacific:
  Unaffiliated customer sales..      13,400      14,555      45,241      42,622
                                  ----------  ----------  ----------  ----------
Eliminations...................     (12,329)    (13,374)    (41,591)    (39,302)
                                  ----------  ----------  ----------  ----------
                                  $  85,062   $ 102,247   $ 290,849   $ 295,902
                                  ==========  ==========  ==========  ==========

                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                ----------------------  ----------------------
                                      (unaudited)             (unaudited)
                                   2001        2000        2001        2000
                                ----------  ----------  ----------  ----------
Operating income:
Americas...................     $   8,583   $  15,953   $  34,268   $  46,243
Europe.....................         7,524      10,456      29,801      32,925
Asia Pacific...............         5,322       6,685      20,365      18,252
Unallocated:
Research and development
 expenses..................       (14,920)    (14,690)    (45,950)    (40,788)
                                ----------  ----------  ----------  ----------
                                $   6,509   $  18,404   $  38,484   $  56,632
                                ==========  ==========  ==========  ==========

                                 September 30,     December 31,
                                     2001              2000
                                  (unaudited)
                                ---------------  ---------------
Identifiable assets:
Americas...............          $   347,175      $   324,881
Europe.................               60,341           52,056
Asia Pacific...........               11,516           12,413
                                ---------------  ---------------
                                 $   419,032      $   389,350
                                ===============  ===============

NOTE 6 - Commitments and Contingencies

On May 2, 2000, the Company was served by Cognex Corporation, asserting patent infringement of two Cognex patents, copyright infringement, trademark infringement and unfair competition. Cognex sought permanent injunctive relief, actual monetary damages in an unspecified amount, attorney's fees and costs. On June 21, 2000, the Company filed a response to their lawsuit denying all claims. In the fourth quarter of 2000, the Company accrued $2.5 million of anticipated intellectual property defense costs that were probable of being incurred. During the current quarter ended September 30, 2001, the Company and Cognex settled the dispute and Cognex dismissed the case with prejudice on August 13, 2001. As a result, the Company reduced the intellectual property defense cost accrual by approximately $1.2 million.

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

Results of Operations

     The following table sets forth, for the periods  indicated,  the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
consolidated statements of income:

                                          Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                          ------------------  ------------------
                                            2001      2000      2001      2000
                                          --------  --------  --------  --------
Net sales:
   Americas                                  52.5%     55.6%     52.2%     53.7%
   Europe                                    31.7      29.5      32.3      31.9
   Asia Pacific                              15.8      14.9      15.5      14.4
                                          --------  --------  --------  --------
   Consolidated net sales                   100.0     100.0     100.0     100.0
Cost of sales                                27.4      23.9      26.1      23.9
                                          --------  --------  --------  --------
   Gross profit                              72.6      76.1      73.9      76.1
                                          --------  --------  --------  --------
Operating expenses:
   Sales and marketing                       40.3      36.5      37.5      36.0
   Research and development                  17.5      14.4      15.8      13.8
   General and administrative                 7.1       7.2       7.4       7.2
                                          --------  --------  --------  --------
   Total operating expenses                  64.9      58.1      60.7      57.0
                                          --------  --------  --------  --------
     Operating income                         7.7      18.0      13.2      19.1
Other income (expense):
   Interest income, net                       1.5       1.5       1.6       1.4
   Net foreign exchange gain (loss)           0.4      (0.6)     (0.3)     (0.6)
   Other income                               0.2       0.1       0.2       0.1
                                          --------  --------  --------  --------
Income before income taxes                    9.8      19.0      14.7      20.0
Provision for income taxes                    3.1       6.1       4.7       6.4
                                          --------  --------  --------  --------

   Net income                                 6.7%     12.9%     10.0%     13.6%
                                          ========  ========  ========  ========

     Net Sales. Consolidated net sales decreased by $17.2 million or 16.8% for the three months ended September 30, 2001 to $85.1 million from $102.2 million for the three months ended September 30, 2000, and decreased $5.1 million or 1.7% to $290.8 million for the nine months ended September 30, 2001 from $295.9 million for the comparable period in the prior year. The majority of the decrease in sales is attributable to the approximate 40% decline in the sales of hardware products that are used to control traditional instruments, which resulted from the continued worsening of the industrial economy and the severe deterioration of the test and measurement market.

     Sales in the Americas in the third quarter of 2001 decreased by 21% from the third quarter of 2000 and sales in the Americas for the nine months ended September 30, 2001 decreased by 5% from the nine months ended September 30, 2000. Sales outside of North America, as a percentage of consolidated sales for the quarter and nine months ended September 30, 2001 increased to 47.5% from 44.4% and to 47.8% from 46.3% over the comparable 2000 periods as a result of lower relative sales in the Americas. Compared to 2000, the Company's European sales decreased by 10.7% to $27.0 million for the quarter ended September 30, 2001 and decreased by 0.4% to $93.9 million for the nine months ended September 30, 2001. Sales in Asia Pacific decreased by 11.8% to $13.4 million for the quarter ended September 30, 2001 compared to 2000 and increased 6.1% to $45.2 million for the nine months ended September 30, 2001 compared to the same period in 2000. The Company expects sales outside of North America to continue to represent a significant portion of its revenue.

     The Company's international sales are subject to inherent risks, including fluctuations in local economies; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risk of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. The Company's sales outside of North America are denominated in local currencies, and accordingly, the Company is subject to the risks associated with fluctuations in currency rates. In particular, increases in the value of the dollar against foreign currencies decrease the U.S. dollar value of foreign sales requiring the Company either to increase its price in the local currency, which could render the Company's product prices noncompetitive, or to suffer reduced revenues and gross margins as measured in U.S. dollars. As has occurred in the past, most recently in the current quarter ended September 30, 2001, these dynamics have adversely affected revenue growth and profitability in international markets. The Company's foreign currency hedging program includes both foreign currency forward and purchased option contracts to reduce the effect of exchange rate fluctuations. However, the hedging program will not eliminate all of the Company's foreign exchange risks. (See "Net Foreign Exchange Gain(Loss)" below).

     Sales made by the Company's direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the weighted average value of the U.S. dollar. This weighted average is calculated as the percentage change in the value of the currency relative to the U.S. dollar, multiplied by the proportion of international sales recorded in the particular currency. Between the third quarter of 2000 and the third quarter of 2001 the weighted value of the U.S. dollar increased by 11.2%, causing an equivalent decrease in the U.S. dollar value of the Company's foreign currency sales and expenses. If the weighted average value of the U.S. dollar in the third quarter of 2001 had been the same as that in the third quarter of 2000, the Company's sales for the third quarter of 2001 would have decreased by 12.7%. European sales for the third quarter of 2001 would have increased by 1% over third quarter 2000. Asia Pacific sales for the third quarter of 2001 would have decreased by 5% from third quarter 2000 sales. If the weighted average value of the dollar in the nine months ended September 30, 2001 had been the same as that in the nine months ended September 30, 2000, the Company's year-to-date sales would have increased by 3% over 2000 year-to-date sales. Since most of the Company's international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing operating expenses $2.6 million for the nine months ended September 30, 2001 and by $567,000 for the quarter ended September 30, 2001.

     Gross Profit. As a percentage of net sales, gross profit decreased to 72.6% for the third quarter of 2001 from 76.1% for the third quarter of 2000 and decreased to 73.9% for the first nine months of 2001 from 76.1% for the comparable period a year ago. Approximately 60% of the lower margin in the third quarter of 2001 is attributable to unfavorable foreign exchange rates, and approximately 40% is attributable to charges resulting from lower sales volume. The marketplace for the Company's products dictates that many of the Company's products be shipped very quickly after an order is received. As a result, the Company is required to maintain significant inventories. Therefore, inventory obsolescence is a risk for the Company due to frequent engineering changes, shifting customer demand, the emergence of new industry standards and rapid technological advances including the introduction by the Company or its competitors of products embodying new technology. While the Company maintains valuation allowances for excess and obsolete inventory and management continues to monitor the adequacy of such valuation allowances, there can be no assurance that such valuation allowances will be sufficient.

     The Company is currently working to establish a new manufacturing facility in Hungary in the fourth quarter of 2001. Any delay in making this manufacturing capacity available could have a material adverse effect on the results of operations.

     Sales and Marketing. Sales and marketing expenses for the third quarter of 2001 decreased to $34.3 million, an 8.1% decrease, as compared to the third quarter of 2000, and increased 2.5% to $109.2 million for the first nine months of 2001 from the comparable 2000 period. As a percentage of net sales, sales and marketing expenses were 40.3% and 36.5% for the quarters ended September 30, 2001 and 2000, respectively, and 37.5% and 36.0% for the nine months ended September 30, 2001 and 2000, respectively. The increase in these expenses in absolute dollar amounts for the nine months ended September 30, 2001, is attributable to increases in sales and marketing personnel both internationally and in North America. The decrease in sales and marketing expenses in absolute dollar amounts for the quarter ended September 30, 2001, is attributable to decreases in marketing literature, advertising and special event activities. The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on recruiting, initial marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

     Research and Development. Research and development expenses increased to $14.9 million for the quarter ended September 30, 2001, a 1.6% increase, as compared to $14.7 million for the three months ended September 30, 2000, and increased 12.7% to $46.0 million for the nine months ended September 30, 2001 from $40.8 million in the comparable 2000 period. As a percentage of net sales, research and development expenses represented 17.5% and 14.4% for the third quarters ended September 30, 2001 and 2000, respectively, and 15.8% and 13.8% for the nine months ended September 30, 2001 and 2000, respectively. The increase in research and development costs in absolute amounts and as a percentage of sales in each period is due to increases in personnel costs from hiring of additional product development engineers. Research and development personnel increased from 661 at September 30, 2000 to 728 at September 30, 2001. The Company plans to continue making a significant investment in research and development in order to remain competitive.

     The Company capitalizes software development costs in accordance with the SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company amortizes such costs over the related product's estimated economic useful life, generally three years, beginning when a product becomes available for general release. Software amortization expense totaled $802,000 and $680,000 for the quarters ended September 30, 2001 and 2000, respectively, and $2.3 million and $1.9 million during the nine months ended September 30, 2001 and 2000, respectively. Software development costs capitalized were $1.2 million and $1.3 million for the quarters ended September 30, 2001 and 2000, respectively, and $3.2 million and $3.7 million for the first nine months of 2001 and 2000, respectively. The amounts capitalized in the third quarter and first nine months of 2001 include amounts related to LabVIEW 6.1, Measurement Studio 6.0 and TestStand 2.0.

     General and Administrative. General and administrative expenses for the third quarter ended September 30, 2001 decreased 18.3% to $6.1 million from $7.4 million for the comparable prior year period. For the first nine months of 2001, general and administrative expenses increased 0.8% to $21.5 million from $21.3 million for the first nine months of 2000. As a percentage of net sales, general and administrative expenses decreased to 7.1% for the quarter ended September 30, 2001 from 7.2% for the third quarter of 2000. During the first nine months of 2001, general and administrative expenses as a percentage of sales increased to 7.4% from 7.2% in the comparable prior year period. The decrease in general and administrative expenses for the quarter ended September 30, 2001, from the comparable prior year period is attributable to reduced intellectual property defense costs of approximately $1.2 million and to the operational efficiencies resulting from continued systems improvement. The Company's general and administrative expense increased in absolute dollars and as a percentage of sales in the first nine months of 2001 due to additional personnel. The Company expects that general and administrative expenses in future periods will increase in absolute amounts and will fluctuate as a percentage of net sales.

     Interest Income, Net. Net interest income in the third quarter of 2001 decreased to $1.3 million from $1.5 million in the third quarter of 2000 and increased to $4.6 million from $4.1 million for the first nine months of 2001 and 2000. Net interest income has represented less than two percent of net sales and has fluctuated as a result of investment balances and interest terms thereon.

     Net Foreign Exchange Gain (Loss). Net foreign exchange gains recognized in the third quarter of 2001 were $341,000 compared to net foreign exchange losses of $630,000 recognized in the third quarter of 2000. Net foreign exchange losses of $921,000 were recognized for the first nine months of 2001 compared to losses of $1.8 million for the first nine months of 2000. Foreign exchange gains and losses are attributable to movements between the U.S. dollar and the local currencies in countries in which the Company's sales subsidiaries are located. The net foreign exchange gains in the third quarter of 2001 and the decrease in net foreign exchange losses recognized in the first nine months of 2001 is mainly due to the strengthening of the U.S. dollar as compared to the comparable periods in 2000.

     The Company utilizes foreign currency forward contracts to hedge a majority of its foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. The Company typically limits the duration of its "receivables" foreign currency forward contracts to 90 days.

     The Company also utilizes foreign currency forward contracts and foreign currency purchased option contracts in order to reduce its exposure to fluctuations in future foreign currency cash flows. The Company purchases these contracts for up to 100% of its forecasted cash flows in selected currencies (primarily the euro, yen and pound sterling) and limits the duration of these contracts to 30 months. The foreign currency purchased option contracts are purchased "at-the-money" or "out-of-the-money." As a result, the Company's hedging activities only partially address its risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. The Company does not invest in contracts for speculative purposes. The Company's hedging strategy reduced the foreign exchange gains by $587,000 during the quarter ended September 30, 2001, and reduced the foreign exchange losses by $4.3 million for the nine months ended September 30, 2001.

     Provision for Income Taxes. The provision for income taxes reflects an effective tax rate of 32% for the three and nine months ended September 30, 2001 and 2000, respectively. The effective tax rate is lower than the federal statutory rate primarily as a result of tax-exempt interest and the foreign sales corporation benefit. As of September 30, 2001, fourteen of the Company's subsidiaries had available, for income tax purposes, foreign net operating loss carryforwards of approximately $6.2 million, of which $1.2 million expires between 2002 and 2010. The remaining $5.0 million of loss carryforwards may be carried forward indefinitely to offset future taxable income in the related tax jurisdictions.

Liquidity and Capital Resources

     The Company is currently financing its operations and capital expenditures through cash flow from operations. At September 30, 2001, the Company had working capital of approximately $213.7 million compared to $220.2 million at December 31, 2000. In the first nine months of 2001, the Company generated $54.7 million of cash provided by operating activities, primarily from net income of $29.1 million and from the $21.4 million decrease in accounts receivables.

     Accounts receivable decreased to $53.3 million at September 30, 2001 from $74.7 million at December 31, 2000. Days sales outstanding decreased to 57 at September 30, 2001 compared to 60 at December 31, 2000. Consolidated inventory balances increased to $35.0 million at September 30, 2001 from $33.3 million at December 31, 2000. Inventory turns of 2.7 represent a decrease from turns of 3.5 at December 31, 2000. Cash used in the first nine months of 2001 for the purchase of the property and equipment totaled $45.1 million and for the capitalization of software development costs totaled $3.2 million.

     In October of 2000, the Company began construction of an office building ("Mopac C") located on the North Austin campus. It is currently anticipated that a significant portion of the construction costs will be paid out of the Company's existing working capital. The Company estimates the total cost for the new building, including furniture, fixtures and equipment, will range from $58 million to $62 million. In October of 2000, the Company entered into firm commitments of approximately $60 million for the new building. The Company has incurred approximately $34.9 million in construction costs as of September 30, 2001, with the remainder becoming payable over the next 10 months. The actual level of spending may vary depending on a variety of factors, including unforeseen difficulties in construction. Upon completion of the Mopac C building, the Company intends to vacate its existing 136,000 sq. ft. Millenium office building. The Company has signed an agreement to lease the Millenium building to a third party and currently estimates that the net rental income from this lease will offset approximately 30% of the projected operating costs from the Mopac C building.

     In May of 2001, the Company began construction of a second manufacturing facility located in Hungary. The Company estimates that this European manufacturing facility will be operational by Q4 of 2001, and that by 2003 will source a significant portion of the Company's international sales. The location of the facility has a cost base and tax rate significantly lower than in the U.S., which should have the effect of reducing the cost of manufacturing and lowering the consolidated tax rate. However, there can be no assurance that the actual manufacturing costs will be lower. It is currently anticipated that the construction costs will be paid out of the Company's existing working capital. The Company estimates the total cost for the new facility, including furniture, fixtures and equipment, will be approximately $17.0 million. The Company has incurred approximately $8.3 million in construction costs as of September 30, 2001, with the remainder payable over the next 6 months. The actual level of spending may vary depending on a variety of factors, including unforeseen difficulties in construction.

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances and internally generated funds. As of September 30, 2001, the Company had no debt outstanding to financial institutions.

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

     Foreign Currency Hedging Activities. The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on the Company's earnings and cash flow. Accordingly, the Company utilizes purchased foreign currency option contracts and forward contracts to hedge its exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. The Company monitors its foreign exchange exposures regularly to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position. Based on the foreign exchange instruments outstanding at September 30, 2001, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate fair market value of all instruments outstanding of approximately $16.9 million. However, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, management believes that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure.

     Short-term Investments. The fair value of the Company's investments in marketable securities at September 30, 2001 was $88.5 million. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies the marketable securities portfolio by investing in multiple types of investment-grade securities. The Company's investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on the Company's investment portfolio and interest rates at September 30, 2001, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $450,000, respectively, in the fair value of the investment portfolio, which is not significantly different from December 31, 2000. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

Issues and Outlook

     U.S./Global Economic Slowdown. As occurred in the current quarter ended September 30, 2001 and as has occurred in the past, a slowing U.S. economy may result in decreased demand for automated test equipment, semiconductors and other products. The markets in which the Company does business may experience the negative effects of a slowdown in the U.S., and/or Global economies. Downturns in the U.S. or Global economies could have a material adverse effect on the Company's operating results.

     Budgets. The Company has established an operating budget for the remainder of 2001. The Company's spending for the remainder of the year could exceed this budget due to a number of factors; including: additional marketing costs for any unplanned conferences and tradeshows; increased costs from the over-hiring of product development engineers or other personnel; increased manufacturing costs resulting from component supply shortages and/or component price fluctuations; additional construction costs and/or delays in the construction of the European manufacturing facility in Hungary; additional litigation expenses related to intellectual property litigation. Exceeding the established operating budget could have a material adverse effect on the Company's operating results.

     Risk of Component Shortages. As has occurred in the past, most recently in the quarter ended March 31, 2001, and as may be expected to occur in the future, supply shortages of components, including sole source components can result in significant additional costs and inefficiencies in manufacturing. If the Company is unsuccessful in resolving any such component shortages, it will experience a significant impact on the timing of revenue and/or an increase in manufacturing costs, either of which would have a material adverse impact on the Company's operating results.

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

     Management Information Systems. The Company relies on three primary regional centers for its management information systems. As with any information system, unforeseen issues may arise that could affect management's ability to receive adequate, accurate and timely financial information which in turn could inhibit effective and timely decisions. Furthermore, it is possible that one or more of the Company's three regional information systems could experience a complete or partial shutdown. If such a shutdown occurred near the end of a quarter it could impact the Company's product shipments and revenues, as product distribution is heavily dependent on the integrated management information systems in each region. Accordingly, operating results in that quarter would be adversely impacted due to the shipments, which would not occur until the following period. The Company is working to achieve reliable regional management information systems to control costs and improve the ability to deliver its products in substantially all of its direct markets worldwide. No assurances can be given that the Company's efforts will be successful. The failure to receive adequate, accurate and timely financial information could inhibit management's ability to make effective and timely decisions.

     Risks Associated with International Operations and Foreign Economies. International sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. The regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by the Company's international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the weighted average value of the U.S. dollar. This weighted average is calculated as the percentage change in the value of the currency relative to the dollar, multiplied by the proportion of international sales recorded in the particular currency. Between the third quarter of 2000 and the third quarter of 2001, the weighted average value of the U.S. dollar increased by 11.2%, causing an equivalent decrease in the U.S. dollar value of the Company's foreign currency sales and expenses. If the weighted average value during 2001 had been the same as that in 2000, the Company's sales for the third quarter of 2001 would have decreased by 12.7%. If the weighted average value of the dollar in the nine months ended September 30, 2001 had been the same as in the comparable prior year period, the Company's year-to-date sales would have increased by 3% over 2000 year-to-date sales. If the weighted average value during 2001 had been the same as that in 2000, the Company's consolidated operating expenses would have been $38.7 million, representing an increase of $567,000. If the U.S. dollar strengthens again in the future, it could have a materially adverse effect on the operating results of the Company.

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

     Proprietary Rights and Intellectual Property Litigation. The Company's success depends in part on its ability to obtain and maintain patents and other proprietary rights relative to the technologies used in its principal products. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may have in the past infringed or violated certain of the Company's intellectual property rights. As is typical in the industry, the Company from time to time may be notified that it is infringing certain patent or intellectual property rights of others. The Company is currently litigating a complaint in federal court alleging patent infringement by the products of a defendant, and is party to a declaratory judgement action alleging invalidity and non-infringement on the patents of another defendant. There can be no assurance that this litigation or intellectual property litigation initiated in the future will not cause significant litigation expense, liability and a diversion of management's attention which may have a material adverse effect on results of operations.

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

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     On May 2, 2000, the Company was served by Cognex Corporation asserting patent infringement of two Cognex patents, copyright infringement, trademark infringement and unfair competition. Cognex sought permanent injunctive relief, actual monetary damages in an unspecified amount, attorney's fees and costs. On June 21, 2000, the Company filed a response to their lawsuit denying all claims. In the fourth quarter of 2000, the Company accrued $2.5 million of anticipated intellectual property defense costs that were probable of being incurred. During the current quarter ended September 30, 2001, the Company and Cognex settled the dispute and Cognex dismissed the case with prejudice on August 13, 2001. As a result, the Company reduced the intellectual property defense cost accrual by approximately $1.2 million.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

            (11.1)      Computation of Earnings Per Share

(b)   Reports on Form 8-K.

            No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

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


                                     NATIONAL INSTRUMENTS CORPORATION
                                     Registrant




                                     BY:   /s/  Alex Davern
                                           Alex Davern
                                           Chief Financial Officer and Treasurer
                                           (principal financial and accounting
                                           officer)





Dated:  October 25, 2001

                         NATIONAL INSTRUMENTS CORPORATION

                                 INDEX TO EXHIBITS



      Exhibit No.                   Description                     Page
      -----------                   -----------                     ----
          11.1           Statement Regarding Computation             20
                         of Earnings per Share