Form 10-K
period 2001-12-31
NATIONAL INSTRUMENTS CORP /DE/
filed 2002-02-25
CIK 935494

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-K
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

                         Commission File Number 0-25426
                               ------------------
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

               Registrant's telephone number, including area code:
                                 (512) 338-9119
                               ------------------
             Securities registered pursuant to Section 12(b) of the Act:
                                      None

             Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.01 par value
                                (Title of Class)
                               ------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     The aggregate market value of voting stock held by non-affiliates of the registrant at the close of business on February 15, 2002, was $1,096,601,216 based upon the last sales price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant as of December 31, 2001 have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     At the close of business on February 15, 2002, registrant had outstanding 51,206,082 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part I and Part III incorporate certain information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 14, 2002 (the "Proxy Statement").

================================================================================

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


     The Company's Approach to Measurement and Automation

     The Company pioneered a new computer-based approach to measurement and automation called virtual instrumentation in 1986 when it introduced its LabVIEW application software, which is a graphical programming environment that empowers users to easily build their own computer-based instruments and systems to meet their specific measurement and automation needs. While a traditional instrument bundles the data acquisition, analysis and presentation functions in a single, stand-alone unit, a "virtual instrument" system consists of industry standard computers or workstations equipped with the Company's user-friendly application software, cost-effective hardware and driver software that together perform the functions of instruments. By unbundling the key instrumentation functions, virtual instruments represent a fundamental shift from hardware-centered instrumentation systems to software-centered systems that exploit the computational, display, productivity and connectivity capabilities of computers, networks and the Internet. The Company's application software products give users the power and flexibility to define, implement, modify and control the core data acquisition, analysis, and presentation functions of instruments with their computer. Users can mix and match their choice of the Company's DAQ, GPIB, VXI, PXI, image acquisition, motion control or industrial communications products to create virtual instrumentation systems that meet their specific instrumentation needs. The Company's products empower users to monitor and control instruments, create innovative computer-based systems that can replace instruments at a lower cost, and integrate measurement functionality with industrial automation and standard network connectivity to improve efficiency and precision of applications spanning research, design, production and service. Because much of the instrumentation functionality resides in the software, in a significant sense, the software is the instrument.


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

     Acquire New Technologies. The Company has in the past acquired companies, products, and technologies to augment its product offerings, and intends to continue to seek opportunities to satisfy customer needs and build market penetration through acquisitions of new products and technologies in the future. In connection with these acquisitions, the Company has leveraged its established sales channels in an effort to accelerate the delivery of the acquired product to the market.

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

     Provide Global Customer Support and Education. The Company's sales and marketing engineers have the technical expertise necessary to understand customers' instrumentation application needs and work with them to identify cost-effective solutions using the virtual instrumentation approach. The Company also offers comprehensive customer support, including technical support via the NI.com Web site, electronic mail, bulletin boards, fax and telephone, newsletters, warranty service and repair, upgrade programs, free and paid seminars and technical classes. In 2001 the Company continued to invest to leverage the Web for customer support. Through the Company's NI.com Web site, customers have access to a growing range of support options to solve their own problems directly over the Web, including software downloads, upgrades and bug fixes, automated product configuration tools, knowledge databases of common questions and answers, online seminars, live product demonstrations and discussion forums.

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

     Develop and Support Industry Standards. The Company actively participates in efforts to standardize key technologies by participating in industry consortia and serving on standards committees, such as IEEE 488, VXI, Compact PCI, PXI, PICmg, the Interchangeable Virtual Instrumentation Foundation, also called IVI, Foundation Fieldbus, OPC, and ASAM. The Company's ongoing strategy is to conform its products to established and emerging standards in both the general computer and the instrumentation industries.


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


     Application Software

     The Company believes that application software is playing an increasingly important role in the development of computer-based instruments and systems in measurement and automation applications. The Company's application software products leverage the increasing capability of computers, networks and the Internet for data analysis, connectivity and presentation power to bring increasing efficiency and precision to measurement and automation applications. The Company's application software products include LabVIEW, Measurement Studio, TestStand, Lookout, Measure, Virtual Bench, DIAdem, DASYLab, and Vilogger. The Company's application software products are integrated with the Company's hardware/driver software.

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

     The principal difference between LabVIEW and Measurement Studio is in the way users develop programs. With LabVIEW, users program graphically, developing application programs by connecting icons to create "block diagrams" which are natural design notations for scientists and engineers. With Measurement Studio, users may program with the conventional, text-based language of C. Measurement Studio also includes application-specific OLE or ActiveX controls and libraries to the Microsoft Visual Basic, Visual C++ and Borland Delphi development environments.

     The latest revisions of LabVIEW and Measurement Studio software packages feature enhanced capabilities to allow users to more easily integrate the Web into their computer-based instrumentation applications. Measurement Studio 6.0, a major upgrade, was introduced in 2001. LabVIEW 6i, which was introduced in 2000, allows the customer to easily communicate, share and control measurement and automation systems and information with anyone on the Web, and customers can use the Internet and Intranets to build distributed, networked systems throughout their enterprise. In 2000, the Company also expanded the capabilities of its LabVIEW Real Time software product to include support for the PXI and FieldPoint hardware platform to allow users who have exceptional response requirements to reliably execute an expanded range of system-level applications even if the PC operating system crashes--solving a key objection some potential users have had in the past to using PC technology for embedded devices or for mission critical measurement and automation applications, and extending the range of applications for computer-based measurement and automation.

     The Company also sells a range of optional add-on products for LabVIEW and Measurement Studio, such as advanced analysis libraries, database tools and Internet integration, including the LabVIEW Datalogging and Supervisory Control Module, an add-on module for high channel count applications in research and development and manufacturing.

     The Company also offers a software product called TestStand targeted for T&M applications in a manufacturing environment. TestStand is a test management environment for organizing, controlling, and running automated production test systems on the factory floor. It also generates customized test reports and integrates product and test data across the customers' enterprise and across the Internet. TestStand manages tests that are written in LabVIEW and Measurement Studio, C and C++, and VisualBasic, so test engineers can easily share and re-use test code throughout their organization and from one product to the next. TestStand is a key element of the Company's strategy to broaden the reach of its application software products across the corporate enterprise. In 2001, the Company introduced TestStand 2.0, a significant upgrade of TestStand for high volume manufacturing applications. This version allows testing of multiple units in parallel on the same test system by simply adding additional measurement and automation hardware. Users can therefore easily scale their test systems to increase throughput or reduce test time without major software changes, which lowers the cost to test each unit and increases their profit margin.

     The Company's instrumentation software products also include DASYLab and DIAdem. DASYLab is a schematic environment by which users can quickly configure simple DAQ applications using both the Company's and third-party DAQ boards. The Company introduced DASYLab 6.0 in 2001 as well as DIAdem 7.0. DIAdem is an easy to use, rapid development environment for data acquisition, monitoring, visualization, open and closed loop control, analysis, automation and documentation. DIAdem features extensive off-line analysis capabilities, including analysis functions specific to automotive test.

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

     In 2001, the Company introduced VI Logger, a new software product targeted specifically at Data Logging applications. VI Logger is built with LabVIEW technology, and works with a wide variety of the Company's data acquisition and signal conditioning hardware products.


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

     Portability of GPIB application programs is provided by the Company's NI-488.2 driver software and NI-VISA driver software. The Company offers networking capabilities through its GPIB products. With these products, users can communicate with and control GPIB instruments from any point on an Ethernet-based TCP/IP network. The Company also offers a variety of GPIB support products, including converters, expanders, extenders, data buffers and GPIB system analyzers as well as cables and other accessories.

     VXI Modules/Driver Software. VXI is an industry standard high-end instrumentation platform developed in 1987 through an industry consortium to reduce the size and increase the performance of instrumentation systems for automated test and measurement applications. With VXI, the physical size of multiple instrument systems can be decreased and communication between instruments and computers can be dramatically improved. Like GPIB, VXI is supported by a variety of traditional third-party instrument manufacturers and is largely used in T&M applications.

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

     PXI Modular Instrumentation. The Company's PXI modular instrument platform, which was introduced in 1997, is a desktop PC packaged in a small, rugged form factor with expansion slots and instrumentation extensions. It combines mainstream PC software and PCI hardware with advanced instrumentation capabilities derived from the VXI architecture. In essence, PXI is an instrumentation PC with plenty of expansion slots to enable the company to pursue complete system-level opportunities and deliver a much higher percentage of the overall system content using the company's own products. PXI delivers many of the benefits of VXI in a much smaller package and at lower prices. The Company continues to expand its PXI product offerings with new modules, which address a wide variety of measurement and automation applications. In 2001, the Company introduced a new 18-slot chassis which more than doubles the number of PXI slots that were previously available, and, in addition, introduced a variety of new measurement modules, including an eight channel dynamic signal analyzer module for PXI that is ideal for state-of-the-art sound and vibration measurements, and a new frequency domain digitizer that extended the Company's virtual instrumentation capabilities to higher frequencies and accuracies. The Company also introduced a new family of embedded PXI controllers that significantly improve the price and performance of PXI, and upgraded its LabVIEW Real-Time software so that the PXI system platform can be used for embedded and real-time applications. PXI also continues to gain acceptance as an open industry standard, with endorsements from over 50 suppliers.

     Machine Vision/Image Acquisition. In late 1996, the Company introduced its first image acquisition hardware. With the advanced technologies in personal computers and the Company's vision products, it is cost-effective for end-users to integrate vision into their measurement and automation applications. The Company's vision software is designed to work with many different software environments, including LabVIEW, Visual Basic, C, and Measurement Studio and hardware buses including PCI and PXI. Vision is commonly used in applications ranging from quality control of manufactured products to biomedical cell counting to security. In 2001, the Company expanded its machine vision solutions with support for IEEE-1394 and Camera Link cameras, and new image acquisition hardware for PXI.

     Motion Control. During 1997, the Company introduced its first line of motion control hardware, software and peripheral products. This intelligent PC-based motion control hardware is programmable from industry standard development environments including LabVIEW and Measurement Studio. The Company's software tools for motion are easily integrated with the Company's other product lines, allowing motion to be combined with image acquisition, test, measurement, data acquisition and automation. The Company's computer-based motion products allow users to leverage standard hardware and software in measurement and automation applications to create robust, flexible solutions. In 2001, the Company introduced new low-cost motion controllers for stepper and servo motors and new power drives for servo motors.

     Industrial Communications Interfaces. In mid-1995, the Company began shipping its first interface boards for communicating with serial devices, such as dataloggers and PLCs targeted for IA applications, and benchtop instruments, such as oscilloscopes, targeted for T&M applications. Industrial applications need the same high-quality, easy-to-use hardware and software tools for communicating with industrial devices such as process instrumentation, PLCs, single-loop controllers, and a variety of I/O and DAQ devices. National Instruments offers four hardware and driver software product lines for communication with industrial devices--Controller Area Network (CAN), DeviceNet, Foundation Fieldbus, and RS-485 and RS-232. The Company's industrial communication products are designed to work with standard serial software drivers, and Windows versions of LabVIEW and Measurement Studio.

     Distributed I/O and Embedded Control Hardware/Software. The Company introduced its FieldPoint product for distributed I/O applications in mid-1997. FieldPoint is an intelligent, distributed, and modular I/O system that gives industrial system developers an economical solution for distributed data acquisition, monitoring and control applications. Suitable for direct connection to industrial signals, FieldPoint includes a wide array of rugged and isolated analog and digital I/O modules, terminal base options, and network modules. FieldPoint software provides seamless integration into the LabVIEW Real-Time and LabVIEW Datalogging and Supervisory Control Modules, driver libraries for support under LabVIEW, Measurement Studio and Lookout, and an OPC server that provides wide compatibility of FieldPoint hardware with other industrial automation software packages. The FieldPoint 2000 family of real-time network control modules, which were introduced in 2001, enable LabVIEW Real-Time users to download their LabVIEW code and easily create networked systems of intelligent, real-time nodes for embedded measurement and control.


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


     Customers

     The Company has a broad customer base, with no customer accounting for more than 3% of the Company's sales in 2001, 2000, or 1999.


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

     The Company reaches its intended audience through its Web site at NI.com as well as the distribution of written and electronic materials including demonstration versions of its software products, participation in tradeshows and technical conferences and training and user seminars. An in-house staff develops the NI.com Web site, advertising, publicity, and promotional materials that the Company uses worldwide. The primary marketing/sales tool is the Company's Web site at NI.com. Throughout 1999, 2000, and 2001, the Company invested aggressively to enhance the content, performance, and features of NI.com as well as to integrate E-commerce as a core component of the Company's business model. Through NI.com, customers can view the Company's complete on-line catalog, interactively configure systems, obtain pricing in a number of currencies, place orders, track the status of orders, register products and obtain software upgrades. The Company's believes its direct business model provides the opportunity to leverage the Web heavily to reach customers and improve operations.

     The primary printed marketing/sales tool is the Company's catalog, published annually and distributed worldwide. The catalog is approximately 800 pages, with detailed tutorial information that educates readers about the Company's integrated product architecture and virtual instrumentation concept. Short-form versions of the catalog are typically also available in languages of major international markets, including French, German, Spanish and Japanese.

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


     Sales and Distribution

     The Company distributes its software and hardware products primarily through a direct sales organization. The Company also uses independent distributors, OEMs, VARs, system integrators and consultants to market its products. The Company has sales offices in the United States and sales offices and distributors in key international markets. Sales outside of North America accounted for approximately 49%, 47%, and 47% of the Company's revenues in 2001, 2000, and 1999, respectively. The Company expects that a significant portion of its total revenues will continue to be derived from international sales. See
Note 12 of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of the Company's net sales, operating income and identifiable assets.

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

     Throughout 2001, the Company continued to invest aggressively to integrate the Web as a core component of its direct sales model. The Company provides worldwide on-line pricing for products in a number of currencies, allows customers to order the complete catalog of products via the Web, provides a variety of Web-based configuration tools to allow customers to more easily select and order multiple compatible products for their systems, and offers Prime Access business-to-business capabilities to allow key customers to conduct business directly with the Company through secure, private pages at NI.com.


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


     OEMs

     The Company utilizes OEMs such as traditional instrument manufacturers and automatic test equipment (ATE) system suppliers who offer integrated systems and/or services to their customer bases. The Company approaches OEM accounts with its standard product lines and offers quantity discounts based on volume commitments and technical support capabilities and requirements. The Company also promotes its sales and marketing capabilities to its OEMs by providing specialized product training, documentation, packaging and part numbers to simplify ordering, flexible shipping and warranty repair options and joint promotion.


     VARs, System Integrators and Consultants

     The Company has relationships with third-party VARs, system integrators and consultants who offer add-on products and system integration services. These third-party developers expand the Company's market and sales opportunities by adding value to the Company's standard products, making them suitable for vertical market applications such as manufacturing automation or image processing and analysis. The Company maintains a formal third-party sales/marketing/training program, called the Alliance Program, which it uses to work with many of the VARs, system integrators and consultants. Applicants must be sponsored for membership by a Company sales engineer, pass qualification criteria and pay a nominal annual membership fee. In late 1998, the Company introduced an elite level of its Alliance Program called Select Integrators. Select Integrators must qualify for the program based upon their level of business with the Company. As of December 31, 2001, the Company's Alliance Program had approximately 554 members including several Select Integrators. The Company publishes on-line directories on its NI.com Web site of third-party Alliance Program member products and services for use by its sales force and its end users to locate additional products and/or services compatible with the Company's products. The Company makes available to qualified third-parties the opportunity to participate in joint marketing and sales programs, such as trade shows, customer sales events and the Company's newsletters. In addition to its relationships with third party VAR, system integrators and consultants, the Company has a direct presence in the German systems integration market through its German subsidiaries.


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

     Customer Technical Support

     The Company maintains a large staff of application engineers, all of whom are highly qualified technical professionals. These application engineers provide customer support by telephone, fax, electronic mail and world-wide Web forums, and electronic bulletin boards, and are trained in both instrumentation and computer technology. In 2001, the Company continued to invest heavily to leverage the Web for customer support. Through the Company's NI.com web site, customers have access to a growing range of support options to solve their own problems directly over the Web, including software downloads, upgrades and bug fixes, automated product configuration tools, knowledge databases of common questions and answers, live Web chat capabilities, live product demonstrations, and discussion forums.


     Upgrades

     The Company typically offers programs in which existing customers can upgrade to the latest Company products for an upgrade fee. Application software customers have the option of purchasing a one-year renewable maintenance and support program, which entitles them to unspecified software upgrades and priority access to the Company's technical support hotline.


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

     The Company believes its ability to compete successfully depends on a number of factors both within and outside its control, including: product pricing, quality and performance; success in developing new products; adequate manufacturing capacity and supply of components and materials; efficiency of manufacturing operations; effectiveness of sales and marketing resources and strategies; success in leveraging the Web; strategic relationships with other suppliers; timing of new product introductions by the Company or its competitors; protection of the Company's products by effective use of intellectual property laws; general market and economic conditions; and events related to weather and government actions throughout the world. There can be no assurance that the Company will be able to compete successfully in the future.

     The Company is continually designing new and improved products to maintain its competitive position. Because of the rapidly changing computer technology for which many of the Company's products are designed, the Company believes that its future success will depend in part on its ability to continue to improve its products and technologies. In the past, certain competitors have cloned some of the Company's hardware products at much lower prices, and promoted these hardware products as being capable of running the Company's software. The Company has responded to this tactic in the past by releasing new and improved versions of its products that have improved performance and functionality in an effort to surpass the competition. Certain competitors have also released products similar to the Company's software products that the Company believed infringed the Company's software patents. The Company has successfully abated some infringement of its software patents through patent litigation activities.

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

     In the past, the Company has experienced significant delays in the introduction of new products. The Company's strategy of developing products which depended upon third parties' commercially available technologies is substantially dependent on the Company's ability to gain pre-release access to, and to develop expertise in, current and future product developments of such companies. There can be no assurance that the Company will continue to receive such pre-release access from any of these companies, or, even with such access, that the Company will be able to develop products on a timely basis that are compatible with future releases.

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

     As of December 31, 2001, the Company employed 720 people in product research and development. The Company's research and development expenses were $60.7 million, $56.0 million, and $45.5 million for 2001, 2000, and 1999 respectively.


     Intellectual Property

     The Company relies on a combination of patent, trade secret, copyright and trademark law, contracts and technical measures to establish and protect its proprietary rights in its products. As of December 31, 2001, the Company held 152 United States patents (147 utility patents and 5 design patents) and 6 patents in foreign countries (3 patents registered in Europe in various countries; 1 patent in Canada, and 2 patents in Japan), and had 164 patent applications pending in the United States and foreign countries. Thirty eight of such United States patents are software patents related to LabVIEW, and cover fundamental aspects of the graphical programming approach used in LabVIEW. The Company's patents expire from 2007 to 2020. No assurance can be given that the Company's pending patent applications will result in the issuance of patents. The Company also owns certain registered trademarks in the United States and abroad.

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

     The Company has implemented a customer focused quality system that involves all organizations. The Company's products are designed and tested in a formal development process and are controlled in manufacturing and distribution to assure that our customers' demands are met. Additionally, the Company is committed to continuous improvement of the Company's products, services and processes to assure long term customer satisfaction.

     During 2001, the Company completed a new manufacturing operation in Hungary. The new Hungarian operation is the Company's second manufacturing facility and the Company estimates that by 2003 will source a significant portion of the Company's global sales. Any delay in bringing this facility to maximum capacity could have a material adverse effect on the results of operations.

     The marketplace dictates that many of the Company's products be shipped very quickly after an order is received. Since purchased component and manufacturing lead times are typically much longer than the short order fulfillment time, the Company is required to keep adequate amounts of finished goods inventory and must use an accurate system for forecasting demand for those products in its production planning operations. Fluctuations in demand for the Company's products typically result from month-to-month variations in the quantity and mix of products and from normal, seasonal variations. A variety of circumstances, including inaccurate forecasts of customer demand, poor availability of purchased components, supplier quality problems, production equipment problems, transport disruptions or damage to products in manufacturing operations, could create a buildup of excess finished goods on the one hand or an inability to timely deliver product on the other. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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


     Backlog

     The Company typically ships products shortly following the receipt of an order. Accordingly, the Company's backlog typically represents less than 10 days sales. Backlog should not be viewed as an indicator of future sales.


     Employees

     As of December 31, 2001, the Company had 2,849 employees, including 720 in research and development, 1,312 in sales and marketing and customer support, 472 in manufacturing and 345 in administration and finance. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage. The Company considers its employee relations to be good. For three consecutive years, 1999, 2000, and 2001, the Company has been named among the 100 Best Companies to Work for in America according to FORTUNE magazine.

ITEM 2.   PROPERTIES

     The Company's principal administrative, sales, marketing, manufacturing, research and development activities are conducted at three Company-owned buildings in Austin, Texas. The Company owns approximately 69 acres of land in north Austin, Texas, on which are a 232,000 square foot office facility and a 140,000 square foot manufacturing and office facility. The Company is in the process of constructing a new R&D building, a 380,000 square foot office facility with estimated completion during the first quarter of 2002. The Company also owns a 136,000 square foot office building in Austin, Texas in which it houses certain of its sales operations. A portion of the 136,000 square foot office building is currently leased to Trilogy, Inc. The Company also has a 148,000 square foot manufacturing facility in Debrecen, Hungary, that was completed in the fall of 2001. The Company's German subsidiary, National Instruments Engineering GmbH & Co. KG owns a 25,500 square foot office building in Aachen, Germany in which a majority of its activities are conducted. National Instruments Engineering also owns another 19,375 square foot office building, a portion of which is partially leased to BMS Modern Games. The remainder of this office building is used by National Instruments Engineering.

     As of December 31, 2001, the Company also leased a number of sales and support offices in the United States and overseas. The Company believes existing facilities are adequate to meet its current requirements.


ITEM 3.   LEGAL PROCEEDINGS

     During 2000, the Company was served by Cognex Corporation, asserting patent infringement of two Cognex patents, copyright infringement, trademark infringement and unfair competition. Cognex sought permanent injunctive relief, actual monetary damages in an unspecified amount and attorney's fees and costs. The Company filed a response to the lawsuit denying all claims. In the fourth quarter of 2000, the Company accrued $2.5 million of anticipated intellectual property defense costs that were probable of being incurred. The Company and Cognex settled the dispute and Cognex dismissed the case with prejudice on August 13, 2001.

     During 2001, the Company filed a complaint in U.S. District Court, Western District of Texas (Midland Division) for declaratory judgment arising from a controversy between the Company and General Patent Corporation, General Patent Corporation International, and Acticon Technologies, LLC ("Defendants") concerning the enforceability, validity, and infringement of certain patents in which Defendants claim an interest. Defendants claim that the Company infringes these patents. The Company challenges the validity and enforceability of these patents and asserts that it does not infringe the claims of these patents. The Company seeks a declaratory judgment of invalidity and non-infringement. Defendants seek damages in an unspecified amount, injunction of the sale of certain products of the Company and attorney's fees and costs. The case is currently in discovery and trial is set for May 5, 2003. Due to the inherent uncertainties of litigation, there can be no assurance that this litigation will not cause significant liability and a diversion of management's attention which may have a material adverse effect on results of operations.

     As a result of the aforementioned Cognex dismissal and the General Patent Corporation matter, the Company has reduced its intellectual property defense cost accrual by approximately $1.2 million.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The Company's Common Stock, $0.01 par value, began trading on the Nasdaq National Market System under the symbol NATI effective March 13, 1995. Prior to that date, there was no public market for the Common Stock. The high and low closing prices for the Common Stock, as reported by Nasdaq, are as indicated in the following table.

                                               High     Low
        2001
        First Quarter 2001...................  56.125   31.563
        Second Quarter 2001..................  38.14    26.688
        Third Quarter 2001...................  38.80    26.00
        Fourth Quarter 2001..................  39.70    25.37

                                               High     Low
        2000
        First Quarter 2000...................  50.188   34.938
        Second Quarter 2000..................  56.75    33.00
        Third Quarter 2000...................  48.875   40.813
        Fourth Quarter 2000..................  52.438   37.063

     At the close of business on February 15, 2002, there were approximately 678 holders of record of the Common Stock and approximately 10,500 shareholders of beneficial interest.

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

                                                               Years Ended December 31,
                                             ----------------------------------------------------------
                                                2001        2000        1999        1998        1997
                                             ----------  ----------  ----------  ----------  ----------
                                                        (in thousands, except per share data)
Statements of Income Data:
Net sales:
  North America...........................   $ 195,842   $ 215,960   $ 175,873   $ 153,435   $ 141,784
  Europe..................................     128,523     133,799     108,801      86,961      66,318
  Asia Pacific............................      60,910      60,390      44,909      33,834      32,777
                                             ----------  ----------  ----------  ----------  ----------
  Consolidated net sales..................     385,275     410,149     329,583     274,230     240,879
Cost of sales.............................     101,297      98,326      76,040      65,187      55,096
                                             ----------  ----------  ----------  ----------  ----------
  Gross profit............................     283,978     311,823     253,543     209,043     185,783
                                             ----------  ----------  ----------  ----------  ----------
Operating expenses:
  Sales and marketing.....................     145,555     147,377     120,886     100,783      87,096
  Research and development................      60,745      55,954      45,531      34,757      30,296
  General and administrative..............      29,234      32,077      24,258      20,455      18,508
                                             ----------  ----------  ----------  ----------  ----------
    Total operating expenses..............     235,534     235,408     190,675     155,995     135,900
                                             ----------  ----------  ----------  ----------  ----------
    Operating income......................      48,444      76,415      62,868      53,048      49,883
Other income (expense):
  Interest income.........................       5,837       6,390       4,759       3,439       3,455
  Interest expense........................         (26)       (533)       (404)       (463)       (502)
  Net foreign exchange (loss) gain
   and other..............................        (722)     (1,159)        130        (224)     (2,649)
                                             ----------  ----------  ----------  ----------  ----------
Income before income taxes and
 cumulative effect of accounting change...      53,533      81,113      67,353      55,800      50,187
Provision for income taxes................      17,131      25,956      21,553      18,414      16,562
                                             ----------  ----------  ----------  ----------  ----------
Income before cumulative effect of
 accounting change........................      36,402      55,157      45,800      37,386      33,625
Cumulative effect of accounting change,
 net of tax...............................          --          --        (552)         --          --
                                             ----------  ----------  ----------  ----------  ----------
     Net income...........................   $  36,402   $  55,157   $  45,248   $  37,386   $  33,625
                                             ==========  ==========  ==========  ==========  ==========
Basic earnings per share:
  Income before cumulative effect of
   accounting change......................   $    0.72   $    1.10   $    0.92   $    0.76   $    0.69
  Cumulative effect of accounting change
   net of tax.............................          --          --       (0.01)         --          --
                                             ----------  ----------  ----------  ----------  ----------
  Basic earnings per share................   $    0.72   $    1.10   $    0.91   $    0.76   $    0.69
                                             ==========  ==========  ==========  ==========  ==========
Diluted earnings per share:
  Income before cumulative effect of
   accounting change......................   $    0.68   $    1.03   $    0.88   $    0.73   $    0.67
  Cumulative effect of accounting change,
   net of tax.............................          --          --       (0.01)         --          --
                                             ----------  ----------  ----------  ----------  ----------
  Diluted earnings per share..............   $    0.68   $    1.03   $    0.87   $    0.73   $    0.67
                                             ==========  ==========  ==========  ==========  ==========
Weighted average shares outstanding:
  Basic...................................      50,910      50,332      49,776      49,248      48,845
  Diluted.................................      53,651      53,564      52,203      51,150      50,484

                                                                      December 31,
                                             ----------------------------------------------------------
                                                2001        2000        1999        1998        1997
                                             ----------  ----------  ----------  ----------  ----------
                                                                   (in thousands)
Balance Sheet Data:
Cash and cash equivalents.................   $  49,089   $  75,277   $  45,309   $  51,538   $  31,943

Short-term investments....................     101,422      79,525      83,525      49,158      51,067
Working capital...........................     209,836     220,208     173,761     133,510     112,142
Total assets..............................     424,619     389,350     318,753     249,786     204,490
Long-term debt, net of current portion....          --          --       4,301       4,379       5,151
Total stockholders' equity................     366,164     321,023     254,235     204,184     161,754

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


Overview

     National Instruments Corporation designs, develops, manufactures and markets instrumentation and automation software and hardware for general commercial, industrial and scientific applications. The Company offers hundreds of products used to create virtual instrumentation systems for measurement and automation. The Company has identified a large and diverse market for test and measurement ("T&M") and industrial automation ("IA") applications. The Company's products are used in a variety of applications from research and development to production testing, monitoring and industrial control. In test and measurement applications, the Company's products can be used to monitor and control traditional instruments or to create computer-based instruments that can replace traditional instruments. In industrial automation applications, the Company's products can be used in the same ways as in test and measurement and can also be used to integrate measurement functionality with process automation capabilities. The Company sells to a large number of customers in a wide variety of industries. No single customer accounted for more than 3% of the Company's sales in 2001, 2000 or 1999.

     The Company has been profitable in every year since 1990. However, there can be no assurance that the Company's net sales will grow or that the Company will remain profitable in future periods. As a result, the Company believes historical results of operations should not be relied upon as indications of future performance.

Results of Operations

     The following table sets forth, for the periods  indicated,  the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
consolidated statements of income:

                                                   Years Ended December 31,
                                              ----------------------------------
                                                 2001        2000        1999
                                              ----------  ----------  ----------
Net sales:
    North America..........................      50.8 %      52.7 %      53.4 %
    Europe.................................      33.4        32.6        33.0
    Asia Pacific...........................      15.8        14.7        13.6
                                              ----------  ----------  ----------
    Consolidated net sales.................     100.0       100.0       100.0
Cost of sales..............................      26.3        24.0        23.1
                                              ----------  ----------  ----------
    Gross profit...........................      73.7        76.0        76.9
Operating expenses:
    Sales and marketing....................      37.8        35.9        36.7
    Research and development...............      15.8        13.7        13.8
    General and administrative.............       7.5         7.8         7.3
                                              ----------  ----------  ----------
        Total operating expenses...........      61.1        57.4        57.8
                                              ----------  ----------  ----------
        Operating income...................      12.6        18.6        19.1
Other income (expense):
    Interest income........................       1.5         1.5         1.4
    Interest expense.......................        --        (0.1)       (0.1)
    Net foreign exchange loss..............      (0.2)       (0.3)         --
                                              ----------  ----------  ----------
Income before income taxes and cumulative
 effect of accounting change...............      13.9        19.7        20.4
Provision for income taxes.................       4.5         6.3         6.5
                                              ----------  ----------  ----------
Income before cumulative effect of
 accounting change.........................       9.4        13.4        13.9
Cumulative effect of accounting change,
 net of tax................................        --          --        (0.2)
                                              ----------  ----------  ----------
Net income.................................       9.4 %      13.4 %      13.7 %
                                              ==========  ==========  ==========

     Net Sales. In 2001, net sales for the Company's products were $385.3 million, a 6% decrease from the level achieved in 2000, which followed an increase in net sales of 24% in 2000 over the level achieved in 1999. The Company believes the decrease in sales in 2001 is primarily attributable to the approximate 25% decline in the sales of certain hardware products that are used to control traditional instruments, which resulted from the worsening of the industrial economy and the severe deterioration of sales of traditional instruments by other vendors used in test and measurement applications. In 2001, the sales of hardware products that are used to control traditional instruments represented 22% of revenue compared to 27% in 2000 and 25% in 1999.

     North American revenue was $196.0 million in 2001, a decrease of 9% from 2000, following a 23% increase in 2000 over 1999. The Company believes the decrease in sales and in the revenue growth rate in North America in 2001 is primarily attributable to the decrease in sales of the Company's hardware products that are used to control traditional instruments as a result of the downturn in the test and measurement market. This downturn was most significant in sales to customers in the telecommunications, instrumentation and semiconductor capital equipment industries.

     European revenue was $128.5 million in 2001, a decrease of 6% from 2000, following a 23% increase in 2000 from 1999. Asia Pacific revenue grew 5% to $60.9 million in 2001, which followed a 35% increase in 2000 over 1999 levels. The Company believes the decrease in revenue in Europe, and the decrease in the revenue growth rate in Asia Pacific in 2001 is primarily attributable to the decrease in sales of the Company's hardware products that are used to control traditional instruments, the result of the downturn in the industrial economy, and the strengthening of the U.S. Dollar. See the discussion below for more information concerning the impact of foreign currency fluctuations on sales growth.

     International sales (sales to customers outside of North America) accounted for 49%, 47% and 47% of the Company's consolidated net sales for 2001, 2000 and 1999, respectively. The Company intends to continue to expand its international operations by increasing its presence in existing markets, add a market presence in some additional geographical markets and continue to use distributors to sell its products in some countries.

     Sales made by the Company's direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the weighted average value of the U.S. dollar. This weighted average is calculated as the percentage change in the value of the currency relative to the U.S. dollar, multiplied by the proportion of international sales recorded in the particular currency. Between 2001 and 2000, this weighted average value of the U.S. dollar increased by 6.0%, causing an equivalent decrease in the U.S. dollar value of the Company's foreign currency sales and expenses. If the weighted average value of the U.S. dollar during 2001 had been the same as that in 2000, on a pro-forma basis, the Company's sales for 2001 would have decreased by 2%. Pro-forma European sales for 2001 would have increased by 6% over 2000 sales. Pro-forma Asia Pacific sales for 2001 would have increased by 8% over 2000 sales. If the weighted average value of the U.S. dollar during 2001 had been the same as that in 2000, on a pro-forma basis, the Company's consolidated operating expenses would have been $237.6 million, representing an increase of $2.2 million. The preceding pro-forma amounts and percentages are not presented in accordance with generally accepted accounting principles but are presented for comparative purposes.

     Gross Profit. As a percentage of sales, gross profit represented 74%, 76% and 77% in 2001, 2000 and 1999, respectively. The relatively high software content of the Company's products is demonstrated in the gross margins achieved by the Company. In 2001, approximately 60% of the lower margin is attributable to reduced sales volume, with the remaining fraction of the lower margin primarily due to unfavorable foreign currency exchange rates. There can be no assurance that the Company will maintain its historical margins.

     The Company established a new manufacturing facility in Hungary in the forth quarter of 2001. The Company believes its current manufacturing capacity is adequate to meet current needs.

     Sales and Marketing. Sales and marketing expense in 2001 decreased 1% from 2000, which followed an increase of 22% in 2000 from 1999. The decrease in the expense in 2001 is attributable to decreases in travel, advertising and literature costs and special event activities. Sales and marketing personnel increased by 127 during 2001 from 1,185 at December 31, 2000 to 1,312 at December 31, 2001. Sales and marketing expense as a percentage of revenue was 38% in 2001, up from 36% in 2000 and 37% in 1999.

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

     Research and Development. Research and development expense in 2001 increased 9% compared to 2000 following an increase of 23% in 2000 over 1999. Excluding the pre-tax charge for the write-off of in-process research and development, on a pro-forma basis, research and development expense grew 29% and 28% during 2000 and 1999, respectively. (See Note 8 of Notes to Consolidated Financial Statements for a description of the Company's acquisitions.) The increase in research and development expenditures in absolute amounts in each period was primarily due to increases in personnel costs from hiring of additional product development engineers. Research and development personnel increased from 672 at December 31, 2000 to 720 at December 31, 2001. The Company plans to continue making a significant investment in research and development in order to remain competitive.

     The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The
Company amortizes such costs over the related product's estimated economic useful life, generally three years, beginning when a product becomes available for general release. Software amortization expense totaled $3.1 million, $2.6 million and $2.3 million during 2001, 2000 and 1999, respectively. Software development costs capitalized during such years were $3.9 million, $5.0 million and $2.8 million, respectively. The significant items capitalized in 2001 were primarily the result of LabVIEW 6.1, Measurement Studio 6.0 and TestStand 2.0. The increased levels of capitalization for 2000 were primarily a result of the development of LabVIEW 6i, NI-DAQ 6.9 and MAX 2.1. (See Note 5 of Notes to Consolidated Financial Statements for a description of intangibles.)

     General and Administrative. General and administrative expenses in 2001 decreased 9% from 2000, which followed an increase of 32% in 2000 from 1999. A significant amount of the decrease was due to reduced intellectual property defense costs, the result of the net recovery of $1.2 million of intellectual property defense costs accrued in the prior year, and to operational efficiencies resulting from continued systems improvement. Implementation of information systems to support the Hungarian manufacturing facility, upgrading its worldwide business applications suite to Oracle's latest web-based release 11i and continued investment in the Company's web presence were the main areas of focus for investment in the information systems department in 2001. The 2001 decrease followed a 32% increase in 2000 which was primarily driven by continued development of web and e-commerce offerings and a $2.5 million charge recorded in the fourth quarter of 2000 for defending our intellectual property. General and administrative expenses as a percentage of revenue decreased to 7.5% during 2001 from 7.8% in 2000. The decrease in 2001 was primarily due to the recovery of $1.2 million in 2001 of the $2.5 million accrual for future intellectual property defense costs recorded in the fourth quarter of 2000. The Company expects that general and administrative costs will increase in absolute amounts and will fluctuate as a percentage of revenue as the Company continues to invest in maintaining its existing systems, developing the infrastructure for the new Hungarian manufacturing facility, and developing web based commerce and management information systems.

     Interest Income and Expense. Interest income decreased 9% in 2001 from 2000, which followed an increase of 34% in 2000 from 1999. The decrease in interest income in 2001 was primarily due to lower yields on the Company's investments. The primary source of interest income is from the investment of the Company's cash. Net cash provided by operating activities in 2001 totaled $57.2 million. Interest expense decreased 95% in 2001, the result of full repayment of debt outstanding in 2000.

     Net Foreign Exchange Gain/Loss. The Company experienced net foreign exchange losses of $1.4 million in 2001, compared to losses of $1.5 million in 2000 and gains of $130,000 in 1999. These results are attributable to movements between the U.S. dollar and the local currencies in countries in which the Company's sales subsidiaries are located. The Company recognizes the local currency as the functional currency of its international subsidiaries.

     The Company utilizes foreign currency forward contracts to hedge a majority of its foreign currency denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. The Company typically limits the duration of its "receivables" foreign currency forward contracts to 90 days.

     The Company also utilizes foreign currency forward contracts and foreign currency purchased option contracts in order to reduce its exposure to fluctuations in future foreign currency cash flows. The Company purchases these contracts for up to 100% of its forecasted cash flows in selected currencies (primarily the euro and yen) and limits the duration of these contracts to 30 months. The foreign currency purchased option contracts are purchased "at-the-money" or "out-of-the-money." As a result, the Company's hedging activities only partially address its risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. The Company does not invest in contracts for speculative purposes. (See Note 12 of Notes to Consolidated Financial Statements for a description of the Company's forward and purchased option contracts and hedged positions.) The Company's hedging strategy reduced the foreign exchange loss for December 31, 2001 by $6.5 million and reduced the net foreign exchange loss for December 31, 2000 by $10.2 million.

     Effective January 1, 1999, the Company elected to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." (See Note 10 and
Note 11 of Notes to Consolidated Financial Statements.)

     Provision for Income Taxes. The provision for income taxes reflects an effective tax rate of 32% in 2001, 2000 and 1999. The effective tax rate is lower than the Federal Statutory rate primarily as a result of tax-exempt interest and the benefit of the Company's Foreign Sales Corporation. (See Note 6 of Notes to Consolidated Financial Statements.)


Liquidity and Capital Resources

     The Company is currently financing its operations and capital expenditures through cash flow from operations. At December 31, 2001, the Company had working capital of approximately $209.8 million compared to $220.2 million at December 31, 2000.

     Accounts receivable decreased to $53.6 million at December 31, 2001 from $74.7 million at December 31, 2000, as a result of lower sales levels and improved collections. Receivable days outstanding at December 31, 2001 decreased to 51 days from 60 days at December 31, 2000. Consolidated inventory balances have decreased to $32.6 million at December 31, 2001 from $33.3 million at December 31, 2000. Inventory turns of 3.1 per year for 2001 represent a decrease from turns of 3.3 per year for 2000 and reflect the decrease in sales from the prior year.

     Cash used for investing activities in 2001 includes $65.3 million for the purchase of property and equipment and capitalization of software development costs of $3.9 million.

     In October of 2000, the Company began construction of an office building ("Mopac C") located on the North Austin campus. It is currently anticipated that a significant portion of the construction costs will be paid out of the Company's existing working capital. The Company estimates the total cost for the new building, including furniture, fixtures and equipment, will range from $58 million to $62 million. In October of 2000, the Company entered into firm commitments of approximately $60 million for the new building. The Company has incurred approximately $44.4 million in construction costs as of December 31, 2001, with the remainder becoming payable in 2002. The actual level of spending may vary depending on a variety of factors, including unforeseen difficulties in construction. Upon completion of the Mopac C building, the Company intends to vacate its existing 136,000 sq. ft. Millenium office building. The Company has signed an agreement to lease the Millenium building to a third party and currently estimates that the net rental income from this lease will offset approximately 30% of the projected operating costs from the Mopac C building.

     During 2001, the Company completed construction of a second manufacturing facility located in Hungary. This European manufacturing facility became operational in the forth quarter of 2001, and the Company estimates that by 2003 the facility will source a significant portion of the Company's sales. The location of the facility has a cost base and tax rate significantly lower than in the U.S., which should have the effect of reducing the cost of manufacturing and lowering the consolidated tax rate. However, there can be no assurance that the actual manufacturing costs and tax rates will be lower. The total cost for the new facility, including furniture, fixtures and equipment, was approximately $18.4 million.

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances and internally generated funds. The Company estimates that its budgeted capital expenditures over the next fiscal year will be approximately $36 million. As of December 31, 2001, the Company had no debt outstanding to financial institutions.

     The Company believes that the cash flow from operations, if any, existing cash balances and short-term investments, will be sufficient to meet its cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth.


Financial Risk Management

     The Company's international sales are subject to inherent risks, including fluctuations in local economies; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. The Company's sales outside of North America are denominated in local currencies, and accordingly, the Company is subject to the risks associated with fluctuations in currency rates. In particular, increases in the value of the dollar against foreign currencies decrease the U.S. dollar value of foreign sales requiring the Company either to increase its price in the local currency, which could render the Company's product prices noncompetitive, or to suffer reduced revenues and gross margins as measured in U.S. dollars. These dynamics have adversely affected revenue growth in international markets in 2001 and in previous years. The Company's foreign currency hedging program includes both foreign currency forward and purchased option contracts to reduce the effect of exchange rate fluctuations. However, the hedging program will not eliminate all of the Company's foreign exchange risks. (See "Net Foreign Exchange Gain (Loss)" and Note 11 of Notes to Consolidated Financial Statements.)

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

     The Company has no debt or off-balance sheet debt. As of December 31, 2001, the Company has non-cancelable operating lease obligations of approximately $5.4 million and contractual purchase commitments with various suppliers of general components and customized inventory and components of approximately $6.0 million. As of December 31, 2001, the Company has outstanding guarantees for payment of foreign operating leases, customs and foreign grants totaling approximately $3.2 million. (See Note 13 of Notes to Consolidated Financial Statements.) At December 31, 2001, the Company did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company were engaged in such relationships.


Market Risk

     The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

     Foreign Currency Hedging Activities. The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on the Company's earnings and cash flow. Accordingly, the Company utilizes purchased foreign currency option contracts and forward contracts to hedge its exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. The Company monitors its foreign exchange exposures regularly to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position. Based on the foreign exchange instruments outstanding at December 31, 2001, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate fair market value of all instruments outstanding of approximately $8.9 million. However, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, management believes that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 10 of Notes to Consolidated Financial Statements for a description of the Company's financial instruments at December 31, 2001 and 2000.)

     Short-term Investments. The fair value of the Company's investments in marketable securities at December 31, 2001 was $101.4 million. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies the marketable securities portfolio by investing in multiple types of investment-grade securities. The Company's investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on the Company's investment portfolio and interest rates at December 31, 2001, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $500,000, respectively, in the fair value of the investment portfolio. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.


Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. The purchase method of accounting is required to be used for all the business combinations initiated after June 30, 2001. SFAS No. 141 also defines the criteria for identifying intangible assets for recognition apart from goodwill. The Company adopted SFAS No. 141 effective July 1, 2001. The adoption of this accounting standard had no impact on the Company's current results of operations or financial position.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, discontinues amortization of acquired goodwill and instead requires annual impairment testing. Separable intangible assets will be amortized over their useful economic lives and tested for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." Intangible assets with an indefinite useful economic life will not be amortized until the life of the asset is determined to be finite. For goodwill and indefinite-lived intangible assets acquired prior to July 1, 2001, amortization will continue until adoption of SFAS No. 142 at which time amortization will cease and a transitional impairment test will be performed. Any impairment charges resulting from the initial application of the new rules will be classified as a cumulative effect of change in accounting principle. The Company adopted SFAS No. 142 effective January 1, 2002. As of December 31, 2001, the Company had net goodwill of approximately $4.9 million and related amortization expense of goodwill of $751,000, $716,000 and $180,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Adoption of SFAS No. 142 will not have a material impact on the Company's financial position or future results of operations.

     Also in July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for financial statements for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have an impact on the Company's financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 is not expected to have an impact on the Company's financial position or results of operations.


Critical Accounting Policies

     The Company's critical accounting policies are as follows:

     o    Revenue recognition

          Revenue from the sale and licensing of products is recognized on the date the product is shipped to the customer. Revenue related to the sale of maintenance contracts is deferred and amortized on a straight-line basis over the service period.

     o Estimating allowances, specifically sales returns, the allowance for doubtful accounts and allowance for excess and obsolete inventory

          The preparation of financial statements requires the Company to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, the Company must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. The allowance for sales returns was $1.5 million at December 31, 2001. Material differences may result in the amount and timing of the Company's revenue for any period if management made different judgments or utilized different estimates. Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The allowance for doubtful accounts was $4.9 million at December 31, 2001. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based on assumptions on future demands and market conditions. The allowance for excess and obsolete inventory was $2.9 million at December 31, 2001. If actual market conditions are less favorable than those projected by management, additional inventory write downs may be required.

     o    Accounting for costs of computer software

          The Company capitalizes costs related to the development and acquisition of certain software products. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis for those products available for market and has been recognized based on the product's estimated economic life, generally three years. At each balance sheet date, the unamortized costs are reviewed by management and reduced to net realized value when necessary. As of December 31, 2001, unamortized capitalized software development costs was $7.5 million.

     o    Valuation of long-lived and intangible assets

          The Company assesses the impairement of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following:

          o Significant underperformance relative to expected historical or projected future operating results;

          o Significant changes in the manner of the Company's use of the acquired assets or the strategy for the overall business;

          o    Significant negative industry or economic trends;

          o    The Company's market capitalization relative to net book value.

          When it is determined that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate. As of December 31, 2001, the Company had net goodwill of approximately $4.9 million.


Factors Affecting the Company's Business

     U.S./Global Economic Slowdown. As occurred in 2001 when the worsening of the industrial economy resulted in a deterioration of the test and measurement market, the markets in which the Company does business could again experience the negative effects of a slowdown in the U.S. and/or Global economies. Downturns in the U.S. or Global economies could result in reduced purchasing and capital spending in any of the markets served by the Company which could have a material adverse effect on the Company's operating results.

     Budgets. The Company has established an operating budget for 2002. The Company's spending for 2002 could exceed this budget due to a number of factors; including: additional marketing costs for any unplanned conferences and
tradeshows;   increased  costs  from  the  over-hiring  of  product  development engineers or other personnel; increased manufacturing costs resulting from component supply shortages and/or component price fluctuations; additional construction costs and/or delays in the construction of the Mopac C office building; failure of a third party tenant to pay rent for leased office space and/or additional litigation expenses related to intellectual property litigation. Any future decreased demand for our products could result in decreased revenue and could require the Company to revise its budget and reduce expenditures. Exceeding the established operating budget or failing to revise its budget in response to any decrease in our revenue could have a material adverse effect on the Company's operating results.

     Risk of Component Shortages. As has occurred in the past, most recently in the quarter ended March 31, 2001, and as may be expected to occur in the future, supply shortages of components including sole source components can result in significant additional costs and inefficiencies in manufacturing. If the Company is unsuccessful in resolving any such component shortages, it will experience a significant impact on the timing of revenue and/or an increase in manufacturing costs, either of which would have a material adverse impact on the Company's operating results.

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

     Management Information Systems. During 2001, the Company devoted significant resources to implementing information systems to support its new manufacturing facility in Europe. The Company also devoted significant resources to the evaluation and development of an advanced planning system for manufacturing and to continued development of web offerings. On January 7, 2002, the Company implemented I2 factory planner, an advanced manufacturing planning system for enhanced predictability of material flow in its manufacturing operation. The Company is currently monitoring the effects of this newly implemented system on its inventory levels, manufacturing efficiency and backlog. If the effect on inventory levels and material flow is adverse, it could result in the Company having to attempt to revert back to its predecessor system of material flow planning. If the effect of the new I2 planning system is adverse and if the Company is unable to re-implement its previous planning system in a timely manner, it could impact the Company's future product shipments and revenues which accordingly could have a material adverse effect on the results of operations. In 2002, the Company will also be focusing on upgrading its Japanese office's business applications suite to Oracle's latest web-based release 11i, and will continue to devote significant resources to the development of the web. Failure to successfully implement these initiatives could have a material adverse effect on the results of operations.

     The Company relies on three primary regional centers for its management information systems. As with any information system, unforeseen issues may arise that could affect management's ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that one or more of the Company's three regional information systems could experience a complete or partial shutdown. If such a shutdown occurred near the end of a quarter it could impact the Company's product shipments and revenues, as product distribution is heavily dependent on the integrated management information systems in each region. Accordingly, operating results in that quarter would be adversely impacted due to the shipments, which would not occur until following periods. The Company is working to achieve reliable regional management information systems to control costs and improve the ability to deliver its products in substantially all of its direct markets worldwide. No assurance can be given that the Company's efforts will be successful. The failure to receive adequate, accurate and timely financial information could inhibit management's ability to make effective and timely decisions.

     Risks Associated with International Operations and Foreign Economies. International sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. The Company must also comply with various export regulations. Failure to ensure compliance with these regulations could result in fines and/or termination of export licenses, which could have a material adverse effect on the Company's operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by the Company's international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the weighted average value of the U.S. dollar. This weighted average is calculated as the percentage change in the value of the currency relative to the dollar, multiplied by the proportion of international sales recorded in the particular currency. Between 2001 and 2000, the weighted average value of the U.S. dollar increased by 6.0%, causing an equivalent decrease in the U.S. dollar value of the Company's foreign currency sales and expenses. If the weighted average value during 2001 had been the same as that in 2000, the Company's sales for 2001 would have decreased by 2.0%. If the weighted average value during 2001 had been the same as that in 2000, the Company's consolidated operating expenses would have been $237.6 million, representing an increase of $2.2 million. If the U.S. dollar strengthens again in the future, it could have a materially adverse effect on the operating results of the Company.

     As of December 31, 2001, the Company has $9.4 million of deferred gains on yen foreign currency cash flow hedge contracts recorded in accumulated other comprehensive income that are expected to be reclassified into earnings over the next 24 months. If the yen fails to strengthen before the expiration of these contracts, and if the Company is unable to increase prices in Japan and/or globally, the Company will experience a deterioration of revenue and gross and net profit margins, which could have a material adverse effect on the Company's operating results.

     Expansion of Manufacturing Capacity. During 2001, the Company completed construction of a second manufacturing facility. This facility is located in Hungary and became operational in the fourth quarter of 2001. The Company estimates that by 2003, this facility will source a significant portion of the Company's sales. Currently the Company is continuing to recruit and train the local work force and is continuing to develop and implement information systems to support its operation. This facility and its operation are also subject to risks associated with a new manufacturing facility and with doing business internationally, including difficulty in managing manufacturing operations in a foreign country, difficulty in achieving or maintaining product quality, interruption to transportation flows for delivery of components to us and finished goods to our customers, and changes in the country's political or economic conditions. No assurance can be given that the Company's efforts will be successful. Accordingly, failure to deal with these factors could result in interruption in the facility's operation or delays in expanding its capacity, either of which could have a material adverse effect on the Company's results of operations.

     Products Dependent on Certain Industries. The Company's products are dependent on customers in certain industries, particularly the telecommunications, semiconductor, automotive, automated test equipment, defense and aerospace industries. As has occurred in the past, most recently in the quarter ended December 31, 2001, and as may be expected to occur in the future, downturns characterized by diminished product demand in any one or more of these industries could result in decreased sales, which could have a material adverse effect on the Company's operating results.

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

     Proprietary Rights and Intellectual Property Litigation. The Company's success depends in part on its ability to obtain and maintain patents and other proprietary rights relative to the technologies used in its principal products. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may have in the past infringed or violated certain of the Company's intellectual property rights. As is typical in the industry, the Company from time to time may be notified that it is infringing certain patent or intellectual property rights of others. During 2001, the Company filed for declaratory judgement concerning the enforceability, validity and infringement of certain patents in which General Patent Corporation, General Patent Corporation International and Acticon Technologies, LLC ("Defendants") claim an interest. Defendants claim the Company infringes these patents and seeks damages in an unspecified amount, injunction of the sale of certain products of the Company and attorney's fees and costs. The Company asserts that it does not infringe these patents and seeks a declaratory judgement of invalidity and non-infringement. The case is currently in discovery and trial is set for May 5, 2003. Matters currently in litigation and any other intellectual property litigation initiated in the future may cause significant litigation expense, liability and a diversion of management's attention which may have a material adverse effect on results of operations. In the fourth quarter of 2001, the Company accrued $900,000, the estimated legal fees for defending intellectual property litigation.

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


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     From time to time the Company's directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Starting in the fourth quarter of 2000, Jeffrey L. Kodosky and James J. Truchard have made periodic sales of the Company's stock pursuant to such plans.

     The information required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Election of Directors."


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 2001, the Company acquired a 10% minority interest in another company for $2.5 million. Because of the Company's ownership percentage and its lack of control and inability to exert influence over this entity, this investment is accounted for under the cost method. Sales to this company during 2001 were $96,000. The Company has no other minority investments in any other entities.

     In  addition,  the  information  required by this item is  incorporated  by
reference  to  the  Company's  Proxy   Statement  under  the  heading   "Certain
Relationships and Related Transactions."

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

          2.   Exhibits

 Exhibit
  Number    Description
 ------     -----------
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

  24.0      Power of Attorney.

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

                        Registrant

                        NATIONAL INSTRUMENTS CORPORATION

February 22, 2002       BY:     /s/ James J. Truchard
                                ---------------------
                                Dr. James J. Truchard
                                Chairman of the Board and President

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
--------------------------------------------------------------------------------
    Signature              Capacity in Which Signed               Date
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

/s/ James J. Truchard      Chairman of the Board and
Dr. James J. Truchard    President (Principal Executive        February 22, 2002
                                   Officer)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

/s/ Alexander M. Davern     Chief Financial Officer and
Alexander M. Davern        Treasurer (Principal Financial      February 21, 2002
                              and Accounting Officer)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

/s/ Jeffrey L. Kodosky
Jeffrey L. Kodosky                  Director                   February 23, 2002

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

/s/ L. Wayne Ashby
L. Wayne Ashby                      Director                   February 18, 2002


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

/s/ Donald M. Carlton
Dr. Donald M. Carlton               Director                   February 20, 2002

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

/s/ Ben G. Streetman
Ben G. Streetman                    Director                   February 22, 2002


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

/s/ R. Gary Daniels
R. Gary Daniels                     Director                   February 18, 2002


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

/s/ Charles J. Roesslein
Charles J. Roesslein                Director                   February 22, 2002


--------------------------------------------------------------------------------

                        NATIONAL INSTRUMENTS CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page No.
Financial Statements:
Report of Independent Accountants.....................................    F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000..........    F-3
Consolidated Statements of Income for the Three Years Ended
  December 31, 2001...................................................    F-4
Consolidated Statements of Cash Flows for the Three Years Ended
  December 31, 2001...................................................    F-5
Consolidated Statements of Stockholders' Equity for the Three Years
  Ended December 31, 2001.............................................    F-6
Notes to Consolidated Financial Statements............................    F-7

Financial Statement Schedules:
For the Three Years Ended December 31, 2001
      Schedule II--Valuation and Qualifying Accounts..................    S-1

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                      -F1-

                        Report of Independent Accountants

To the Board of Directors and Stockholders of National Instruments Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of National Instruments Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                                /s/   PRICEWATERHOUSECOOPERS LLP
                                                PricewaterhouseCoopers LLP

Austin, Texas
January 15, 2002

                                      -F2-

                        NATIONAL INSTRUMENTS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                              December 31,
                                                        ------------------------
                                                           2001          2000
                                                        ----------    ----------
                                     ASSETS

Current assets:
    Cash and cash equivalents........................   $  49,089     $  75,277
    Short-term investments...........................     101,422        79,525
    Accounts receivable, net.........................      53,624        74,704
    Inventories, net.................................      32,607        33,292
    Prepaid expenses and other current assets........      20,608        13,499
    Deferred income taxes, net.......................       6,408         8,262
                                                        ----------    ----------
        Total current assets.........................     263,758       284,559
    Property and equipment, net......................     137,360        84,694
    Intangibles and other assets.....................      23,501        20,097
                                                        ----------    ----------
        Total assets.................................   $ 424,619     $ 389,350
                                                        ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable.................................   $  28,958     $  30,365
    Accrued compensation.............................       8,944        12,720
    Accrued expenses and other liabilities...........       6,819         9,923
    Income taxes payable.............................       1,298         3,366
    Other taxes payable..............................       7,903         7,977
                                                        ----------    ----------
        Total current liabilities....................      53,922        64,351
Deferred income taxes, net...........................       4,533         3,976
                                                        ----------    ----------
        Total liabilities............................      58,455        68,327
                                                        ----------    ----------
Commitments and contingencies (Note 13)                        --            --
Stockholders' equity:
    Common stock: par value $0.01; 180,000,000 shares
      authorized; 51,162,469 and 50,634,603 shares
      issued and outstanding, respectively...........         512           506
    Additional paid-in capital.......................      78,261        69,534
    Retained earnings................................     290,408       254,006
    Accumulated other comprehensive loss.............      (3,017)       (3,023)
                                                        ----------    ----------
        Total stockholders' equity...................     366,164       321,023
                                                        ----------    ----------
        Total liabilities and stockholders' equity...   $ 424,619     $ 389,350
                                                        ==========    ==========

     The accompanying notes are an integral part of these financial statements.

                                      -F3-

                        NATIONAL INSTRUMENTS CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                        For the Years
                                                      Ended December 31,
                                              ----------------------------------
                                                 2001        2000        1999
                                              ----------  ----------  ----------
Net sales.................................    $ 385,275   $ 410,149   $ 329,583
Cost of sales.............................      101,297      98,326      76,040
                                              ----------  ----------  ----------
    Gross profit..........................      283,978     311,823     253,543
                                              ----------  ----------  ----------
Operating expenses:
    Sales and marketing...................      145,555     147,377     120,886
    Research and development..............       60,745      55,954      45,531
    General and administrative............       29,234      32,077      24,258
                                              ----------  ----------  ----------
        Total operating expenses..........      235,534     235,408     190,675
                                              ----------  ----------  ----------
    Operating income......................       48,444      76,415      62,868
Other income (expense):
    Interest income.......................        5,837       6,390       4,759
    Interest expense......................          (26)       (533)       (404)
    Net foreign exchange loss.............       (1,424)     (1,482)       (354)
    Other income..........................          702         323         484
                                              ----------  ----------  ----------
Income before income taxes and
 cumulative effect of accounting change...       53,533      81,113      67,353
Provision for income taxes................       17,131      25,956      21,553
                                              ----------  ----------  ----------
Income before cumulative effect of
 accounting change........................       36,402      55,157      45,800
Cumulative effect of accounting change,
 net of tax...............................           --          --        (552)
                                              ----------  ----------  ----------
        Net income........................    $  36,402   $  55,157   $  45,248
                                              ==========  ==========  ==========
Basic earnings per share:
    Income before cumulative effect of
     accounting change....................    $    0.72   $    1.10   $    0.92
    Cumulative effect of accounting
     change, net of tax...................           --          --       (0.01)
                                              ----------  ----------  ----------
    Basic earnings per share..............    $    0.72   $    1.10   $    0.91
                                              ==========  ==========  ==========
Diluted earnings per share:
    Income before cumulative effect of
     accounting change....................    $    0.68   $    1.03   $    0.88
    Cumulative effect of accounting
     change, net of tax...................           --          --       (0.01)
                                              ----------  ----------  ----------
    Diluted earnings per share............    $    0.68   $    1.03   $    0.87
                                              ==========  ==========  ==========
Weighted average shares outstanding:
    Basic.................................       50,910      50,332      49,776
    Diluted...............................       53,651      53,564      52,203

     The accompanying notes are an integral part of these financial statements.

                                      -F4-

                        NATIONAL INSTRUMENTS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                           For the Years Ended December 31,
                                                                          ----------------------------------
                                                                             2001        2000        1999
                                                                          ----------  ----------  ----------
Cash flow from operating activities:
Net income...........................................................     $  36,402   $  55,157   $  45,248
Adjustments to reconcile net income to cash provided by operating activities:
    Charges to income not requiring cash outlays:
        Depreciation and amortization................................        16,802      16,345      13,026
        Provision (benefit) for deferred income taxes................         2,186        (832)        798
        Purchase of in-process research & development................            --          --       2,130
    Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable...................        21,080     (16,425)     (9,963)
        Decrease (increase) in inventory.............................           685      (7,131)     (9,002)
        Increase in prepaid expenses and other assets................        (9,574)     (1,655)     (7,761)
        (Decrease) increase in accounts payable......................        (1,407)      7,047       6,075
        (Decrease) increase in taxes and other liabilities...........        (9,021)      2,490       6,185
                                                                          ----------  ----------  ----------
            Net cash provided by operating activities................        57,153      54,996      46,736
                                                                          ----------  ----------  ----------
Cash flow from investing activities:
Payments for acquisitions, net of cash received......................            --          --     (13,072)
Capital expenditures.................................................       (65,274)    (27,631)     (9,452)
Additions to intangibles.............................................        (4,903)     (6,930)     (2,188)
Purchases of short-term investments..................................      (149,505)    (97,685)   (268,965)
Sales of short-term investments......................................       127,608     101,685     234,808
                                                                          ----------  ----------  ----------
            Net cash used in investing activities....................       (92,074)    (30,561)    (58,869)
                                                                          ----------  ----------  ----------
Cash flow from financing activities:
Repayments of long-term debt.........................................            --      (5,177)     (1,435)
Proceeds from issuance of common stock, net of repurchases ..........         8,733      10,710       7,339
                                                                          ----------  ----------  ----------
            Net cash provided by financing activities................         8,733       5,533       5,904
                                                                          ----------  ----------  ----------
Net increase (decrease) in cash and cash equivalents.................       (26,188)     29,968      (6,229)
Cash and cash equivalents at beginning of period.....................        75,277      45,309      51,538
                                                                          ----------  ----------  ----------
Cash and cash equivalents at end of period...........................     $  49,089   $  75,277   $  45,309
                                                                          ==========  ==========  ==========
Cash paid for interest and income taxes
    Interest.........................................................     $      26   $     601   $     336
    Income taxes.....................................................     $  15,814   $  26,776   $  21,283


     The accompanying notes are an integral part of these financial statements.

                                      -F5-

                        NATIONAL INSTRUMENTS CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                                         Accumulated
                                               Common     Common  Additional               Other          Total
                                               Stock      Stock    Paid-In    Retained  Comprehensive  Stockholders'
                                              (Shares)    Amount   Capital    Earnings   Gain/(Loss)      Equity
                                             -----------  ------  ----------  --------  -------------  -------------

Balance at December 31, 1998.............    49,414,110   $ 495   $  51,496   $153,601  $   (1,408)    $   204,184
Net income...............................                                       45,248                      45,248
Foreign currency translation adjustment
 (net of $647 tax benefit)...............                                                   (1,374)         (1,374)
Unrealized loss on securities available
 for sale (net of $0 tax benefit)........                                                     (534)           (534)
Unrealized loss on derivative instruments
 (net of $295 tax benefit)...............                                                     (628)           (628)
Issuance of common stock under employee
 plans...................................       633,072       5       7,334                                  7,339
                                             -----------  ------  ----------  --------  -------------  -------------
Balance at December 31, 1999.............    50,047,182   $ 500   $  58,830   $198,849  $   (3,944)    $   254,235
Net income...............................                                       55,157                      55,157
Foreign currency translation adjustment
 (net of $1,126 tax benefit).............                                                   (2,090)         (2,090)
Unrealized gain on securities available
 for sale (net of $75 tax expense).......                                                      202             202
Unrealized gain on derivative instruments
 (net of $1,512 tax expense).............                                                    2,809           2,809
Issuance of common stock under employee
 plans...................................       587,421       6      10,704                                 10,710
                                             -----------  ------  ----------  --------  -------------  -------------
Balance at December 31, 2000.............    50,634,603   $ 506   $  69,534   $254,006  $   (3,023)    $   321,023
Net income...............................                                       36,402                      36,402
Foreign currency translation adjustment
 (net of $1,137 tax benefit).............                                                   (2,417)         (2,417)
Unrealized loss on securities available
 for sale (net of $0 tax benefit)........                                                     (167)           (167)
Unrealized gain on derivative instruments
 (net of $1,449 tax expense).............                                                    2,590           2,590
Issuance of common stock under employee
 plans...................................       649,666       6      12,236                                 12,242
Repurchase and retirement of common stock      (121,800)             (3,509)                                (3,509)
                                             -----------  ------  ----------  --------  -------------  -------------
Balance at December 31, 2001.............    51,162,469   $ 512   $  78,261   $290,408  $   (3,017)    $   366,164
                                             ===========  ======  ==========  ========  =============  =============

     The accompanying notes are an integral part of these financial statements.

                                      -F6-

                        NATIONAL INSTRUMENTS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   Operations and summary of significant accounting policies

     National Instruments Corporation (the "Company") is a Delaware Corporation. The Company engages in the design, development, manufacture and marketing of instrumentation software and specialty computer plug-in cards and accessories that users combine with industry standard computers, networks and the Internet to create measurement and automation systems. The Company offers hundreds of products used to create virtual instrumentation systems for general, commercial, industrial and scientific applications. The Company's products may be used in different environments, and consequently, specific application of the Company's products is determined by the customer and often is not known to the Company. The Company approaches all markets with essentially the same products, which are used in a variety of applications from research and development to production testing and industrial control. The following industries and applications are served worldwide by the Company: advanced research, automotive, commercial aerospace, computers and electronics, continuous process manufacturing, education, government/defense, medical research/pharmaceutical, power/energy, semiconductors, automated test equipment, telecommunications and others. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.


     Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Certain prior year amounts have been reclassified to conform with the 2001 presentation.


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


     Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using standard costs, which approximate the first-in first-out (FIFO) method. Cost includes the acquisition cost of purchased components, parts and subassemblies, in-bound freight costs, labor and overhead. Market, with respect to raw materials, is replacement cost and, with respect to work-in-process and finished goods, is net realizable value.

                                      -F7-

                        NATIONAL INSTRUMENTS CORPORATION

     Inventory is shown net of allowance for excess and obsolete inventory of $2.9 million and $2.5 million at December 31, 2001 and 2000, respectively.


     Property and equipment

     Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from twenty to forty years for buildings and three to five years for equipment. Leasehold improvements are depreciated over the shorter of the life of the lease or the asset.


     Intangible assets

     The  Company  has   capitalized   costs  related  to  the  development  and
acquisition of certain software products. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis for those products available for market and has been recognized based on the product's estimated economic life, generally three years. At each balance sheet date, the unamortized costs are reviewed by management and reduced to net realizable value when necessary.

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

     The Company's counterparties in its foreign currency forward and option contracts are major financial institutions. The Company does not anticipate nonperformance by these counterparties. The Company maintains cash and cash equivalents with various financial institutions located in many countries worldwide. The Company's short-term investments are diversified among and limited to high-quality securities with high credit ratings. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across many countries and industries. The amount of sales to any individual customer did not exceed 3% of revenue for the periods presented. The amount of trade accounts receivable from any individual customer at December 31, 2001 was not in excess of $1.3 million.


     Revenue recognition

     Sales revenue is recognized on the date the product is shipped to the customer. Provision is made for estimated sales returns based on actual historical experience. Revenue related to the sale of maintenance contracts is deferred and amortized on a straight-line basis over the service period. Deferred revenue at December 31, 2001 and 2000 is $2.6 million and $3.0 million respectively.

     Accounts receivable are net of allowances for doubtful accounts of $4.9 million and $4.5 million at December 31, 2001 and 2000, respectively.


     Warranty expense

     The Company offers a one-year limited warranty on most hardware products and a 90-day warranty on software products, which is included in the sales price of many of its products. Provision is made for estimated future warranty costs at the time of sale.


     Legal defense costs

     The Company accrues for legal defense costs on an undiscounted basis, in accordance with SFAS No. 5, "Accounting for Loss Contingencies," when such costs are considered probable of being incurred and are reasonably estimable. The Company periodically evaluates available information, both internal and external, relative to such contingencies and adjusts this accrual as necessary.

                                      -F8-

     Advertising expense

     The Company expenses its costs of advertising as incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999 is $30.4 million, $35.4 million and $34.1 million, respectively.


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


     Foreign currency hedging instruments

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 1999. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative-effect adjustment of $552,000 in earnings to recognize the fair value of its derivatives designated as cash-flow hedging instruments at the date of adoption.

     All of the Company's derivative instruments are recognized on the balance sheet at their fair value. The Company currently uses foreign currency forward and purchased option contracts to hedge its exposure to material foreign currency denominated receivables and forecasted foreign currency cash flows.

     On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of foreign currency denominated receivables ("fair-value" hedge) or as a hedge of the variability of foreign currency cash flows to be received ("cash flow" hedge). Changes in the fair market value of a fair-value hedge are recorded, along with the loss or gain on the re-measurement of foreign-currency-denominated receivables, in current earnings. Changes in the fair value of derivatives that are highly effective as--and that are designated and qualify as--cash flow hedges under SFAS No. 133 are recorded in other comprehensive income. These amounts are subsequently reclassified into earnings in the period during which the hedge transaction is realized. As of December 31, 2001, the Company has not entered into a derivative contract for speculative purposes.

     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used to hedge forecasted transactions are highly effective in offsetting changes in cash flows of hedged items.

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


     Income taxes

     The Company accounts for income taxes under the asset and liability method as set forth in SFAS No. 109, "Accounting for Income Taxes." The provision for income taxes is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

                                      -F9-

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

     The reconciliation of the denominators used to calculate the basic EPS and diluted EPS for the years ended December 31, 2001, 2000 and 1999, respectively are as follows (in thousands):

                                                      Years Ended December 31,
                                                      2001      2000      1999
                                                    --------  --------  --------
     Weighted average shares outstanding-basic....    50,910    50,332    49,776
     Plus: Common share equivalents
      Stock options...............................     2,741     3,232     2,427
                                                    --------  --------  --------
     Weighted average shares outstanding-diluted..    53,651    53,564    52,203
                                                    ========  ========  ========

     Stock options to acquire 1,394,000, 990,000 and 58,000 shares for the years ended December 31, 2001, 2000 and 1999, respectively were excluded from the computations of diluted earnings per share because the effect of including stock options would have been anti-dilutive.


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


     Comprehensive income

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting in addition to net income, comprehensive income and its components including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Total comprehensive income for 2001, 2000 and 1999 was $36.4 million, $56.1 million and $42.7 million, respectively.


     Recently Issued Accounting Pronouncements

     In 2000, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance in applying generally accepted accounting principles to certain revenue recognition issues. The adoption of SAB 101 did not have a material impact on the Company's financial position or overall trends in results of operations.

     In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. The purchase method of accounting is required to be used for all the business combinations initiated after June 30, 2001. SFAS No. 141 also defines the criteria for identifying intangible assets for recognition apart from goodwill. The Company adopted SFAS No. 141 effective July 1, 2001. The adoption of this accounting standard had no impact on the Company's current results of operations or financial position.

                                     -F10-

     Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, discontinues amortization of acquired goodwill and instead requires annual impairment testing. Separable intangible assets will be amortized over their useful economic lives and tested for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." Intangible assets with an indefinite useful economic life will not be amortized until the life of the asset is determined to be finite. For goodwill and indefinite-lived intangible assets acquired prior to July 1, 2001, amortization will continue until adoption of SFAS No. 142 at which time amortization will cease and a transitional impairment test will be performed. Any impairment charges resulting from the initial application of the new rules will be classified as a cumulative effect of change in accounting principle. The Company adopted SFAS No. 142 effective January 1, 2002. As of December 31, 2001, the Company had goodwill of approximately $4.9 million and amortization of goodwill of $751,000, $716,000 and $180,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Adoption of SFAS No. 142 will not have a material impact on the Company's financial position or future results of operations.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for financial statements for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have an impact on the Company's financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 is not expected to have an impact on the Company's financial position or results of operations.


Note 2:   Short-term investments

     Short-term investments at December 31, 2001 and 2000, consisting of corporate, state and municipal securities, were acquired at an aggregate cost of $101.0 million and $78.3 million, respectively. The contractual maturities of these securities, which are classified as available-for-sale and carried at fair value, are as follows (in thousands):

                                                              December 31,
                                                         ----------------------
                                                            2001        2000
                                                         ----------  ----------
    Less than 90 days.............................       $  14,004   $     990
    90 days to one year...........................          36,799      55,969
    One year through two years....................          23,233      19,484
    Two years through three years.................          27,386       3,082
                                                         ----------  ----------
                                                         $ 101,422   $  79,525

Note 3:   Inventories

     Inventories, net consist of the following (in thousands):

                                                              December 31,
                                                         ----------------------
                                                            2001        2000
                                                         ----------  ----------

    Raw materials.................................       $  15,394   $  17,298
    Work-in-process...............................             824         978
    Finished goods................................          16,389      15,016
                                                         ----------  ----------
                                                         $  32,607   $  33,292

                                     -F11-

Note 4:   Property and equipment

     Property and equipment consist of the following (in thousands):

                                                              December 31,
                                                         ----------------------
                                                            2001        2000
                                                         ----------  ----------
    Land..........................................       $   5,665   $   5,208
    Buildings.....................................          66,819      55,242
    Furniture and equipment.......................          93,608      78,221
                                                         ----------  ----------
                                                           166,092     138,671
    Accumulated depreciation......................         (73,159)    (60,552)
    Construction-in-progress......................          44,427       6,575
                                                         ----------  ----------
                                                         $ 137,360   $  84,694

     Depreciation expense for the years ended December 31, 2001, 2000 and 1999, is $12.6 million, $12.8 million and $10.5 million, respectively.


Note 5:   Intangibles and other assets

     Intangibles  at December  31, 2001 and 2000  include  capitalized  software development  costs  of  $7.5  million  and  $6.7  million  (net  of  accumulated amortization of $11.7 million and $8.5 million), respectively, and goodwill of $4.9 million and $5.9 million in 2001 and 2000 (net of accumulated amortization of $1.6 million and $900,000), respectively. Total amortization costs were $4.2 million, $3.5 million and $2.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. Substantially all of these amounts were amortization of software development costs.


Note 6:   Income taxes

     The components of income before the provision for income taxes are as follows (in thousands):

                                                    Years Ended December 31,
                                              ----------------------------------
                                                 2001        2000        1999
                                              ----------  ----------  ----------
    Domestic..............................    $  47,085   $  68,982   $  57,189
    Foreign...............................        6,448      12,131      10,164
                                              ----------  ----------  ----------
                                              $  53,533   $  81,113   $  67,353

     The provision for income taxes charged to operations is as follows (in thousands):

                                                    Years Ended December 31,
                                              ----------------------------------
                                                 2001        2000        1999
                                              ----------  ----------  ----------
    Current tax expense:
        U.S. federal......................    $  12,856   $  22,902   $  17,858
        State.............................        1,575       2,043       1,165
        Foreign...........................        1,878       1,843       1,732
                                              ----------  ----------  ----------
            Total current.................       16,309      26,788      20,755
                                              ----------  ----------  ----------
    Deferred tax expense (benefit):
        U.S. federal......................        1,078      (2,031)      1,394
        State.............................          123         (12)        115
        Foreign...........................         (379)      1,211        (711)
                                              ----------  ----------  ----------
            Total deferred................          822        (832)        798
                                              ----------  ----------  ----------
            Total provision...............    $  17,131   $  25,956   $  21,553
                                              ==========  ==========  ==========

                                     -F12-

     Deferred tax liabilities (assets) at December 31, 2001 and 2000 as follows (in thousands):

                                                             December 31,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------
    Capitalized software............................     $ 2,548     $ 2,202
    Unrealized gain on derivative instruments.......       2,588       1,174
    Depreciation and amortization...................       1,088         263
    Unrealized exchange gain........................         381          --
    Undistributed earnings of foreign subsidiaries..         114          --
                                                         --------    --------
    Gross deferred tax liabilities..................       6,719       3,639
                                                         --------    --------
    Operating loss carryforwards....................      (1,180)       (685)
    Vacation and other accruals.....................      (1,559)     (1,835)
    Inventory valuation and warranty provisions.....      (3,611)     (2,124)
    Doubtful accounts and sales provisions..........      (1,615)     (1,434)
    Unrealized exchange loss........................          --        (436)
    Intercompany profit.............................      (1,234)     (1,162)
    Undistributed earnings of foreign subsidiaries..          --        (155)
    Accrued legal expenses..........................        (319)       (923)
    Other...........................................        (797)       (442)
                                                         --------    --------
    Gross deferred tax assets.......................     (10,315)     (9,196)
                                                         --------    --------
    Valuation allowance.............................         557         332
                                                         --------    --------
    Net deferred tax asset..........................     $(3,039)    $(5,225)
                                                         ========    ========

     A reconciliation of income taxes at the U.S. federal statutory income tax rate to the effective tax rate follows:

                                                      Years Ended December 31,
                                                    ----------------------------
                                                      2001      2000      1999
                                                    --------  --------  --------
    U.S. federal statutory tax rate...............      35%       35%       35%
    Foreign sales corporation benefit.............      (2)       (2)       (2)
    Foreign taxes less than federal statutory rate      (1)       (1)       (1)
    Research and development tax credit...........      (1)       --        --
    Tax exempt interest...........................      (2)       (2)       (2)
    State income taxes, net of federal tax benefit       3         2         2
    Effective tax rate............................      32%       32%       32%
                                                    --------  --------  --------

     As of December 31, 2001, fourteen of the Company's subsidiaries have available, for income tax purposes, foreign net operating loss carryforwards of approximately $6.5 million, of which $1.1 million expire during the years 2003 - 2010 and $5.4 million of which may be carried forward indefinitely.

     The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $8.0 million of certain non-U.S. subsidiaries' undistributed earnings as of December 31, 2001. These earnings would become subject to taxes of approximately $1.6 million, if they were actually or deemed to be remitted to the parent company as dividends or if the Company should sell its stock in these subsidiaries. The Company currently intends to reinvest indefinitely these undistributed earnings.


Note 7:   Acquisition

     On August 31, 1999, the Company acquired all of the issued and outstanding shares of common stock of GfS Systemtechnik GmbH and related companies for $12.8 million. The acquisition was accounted for as a purchase. The Company recorded a $2.1 million pre-tax charge against earnings in 1999 for the write-off of in-process GfS research and development technology that had not reached the working model stage. The Company also recorded $1.1 million of capitalized software development costs and $7.7 million of goodwill related to the acquisition, which are included in intangibles and other assets. The consolidated financial statements include the operating results from the date of acquisition. Pro-forma results of operations have not been presented because the effects of those operations were not material.

                                     -F13-

Note 8:   Stockholders' equity

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

     Stock repurchases and retirements

     In 1998, the Company's Board of Directors approved the repurchase and retirement of shares of common stock to reduce the dilutive effect of the Company's stock plans. Pursuant to this repurchase program, the Company has repurchased and retired a total of 121,800 shares for approximately $3.5 million.

     Stock-based compensation plans

     At December 31, 2001, the Company has two active stock-based compensation plans and one inactive plan. The two active stock-based compensation plans are the 1994 Incentive Stock Option Plan and the Employee Stock Purchase Plan. No compensation cost has been recognized in the Company's financial statements for the stock option plan and the stock purchase plan. If compensation cost for the Company's two active stock-based compensation plans were determined based on the fair value at the grant date for awards under those plans consistent with the method established by SFAS No. 123, the Company's net income would have been reduced by $14.1 million, $10.9 million and $6.5 million in 2001, 2000 and 1999, respectively. The pro-forma effect on basic earnings per share would have been a reduction of $0.28, $0.22 and $0.13 in 2001, 2000 and 1999, respectively. The pro-forma effect on diluted earnings per share would have been a reduction of $0.26, $0.20 and $0.13 for 2001, 2000 and 1999, respectively.

                                     -F14-

     Stock option plans

     The stockholders of the Company approved the 1994 Incentive Stock Option Plan on May 9, 1994. At the time of approval, 6,075,000 shares of the Company's common stock were reserved for issuance under this plan. In 1997, an additional 4,725,000 shares of the Company's common stock were reserved for issuance under this plan. The 1994 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of stock options to directors, executive officers and employees of the Company and its subsidiaries. Awards under the plan must be granted within ten years of the effective date of the 1994 Plan. Options granted may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares vests over a five to ten-year period, beginning on the date of grant. Stock options must be exercised within ten years from date of grant. Stock options are issued at market price at the grant date. Shares available for grant at December 31, 2001 were 1,997,740.

     Transactions under all plans are summarized as follows:

                                                  Number of         Weighted
                                                 shares under   average exercise
                                                    option           price
                                                 ------------   ----------------
Outstanding at December 31, 1998                   5,592,134         $13.69
    Exercised..................................     (498,514)          9.94
    Canceled...................................     (522,905)         16.22
    Granted....................................      946,247          20.41
                                                 ------------   ----------------
Outstanding at December 31, 1999...............    5,516,962          14.95
    Exercised..................................     (443,544)         11.56
    Canceled...................................     (209,966)         24.98
    Granted....................................    1,451,062          47.92
                                                 ------------   ----------------
Outstanding at December 31, 2000...............    6,314,514          22.40
    Exercised..................................     (388,474)         11.52
    Canceled...................................     (191,940)         33.00
    Granted....................................    1,520,527          32.13
                                                 ------------   ----------------
Outstanding at December 31, 2001...............    7,254,627         $24.74
                                                 ============   ================
Options exercisable at December 31:
    1999.......................................    2,398,305          11.99
    2000.......................................    2,964,530          14.20
    2001.......................................    3,683,015          17.52

                                                                    Weighted
Weighted average, grant date fair                                 average fair
value of options granted during:                                     value
                                                                ----------------
    1999.......................................      946,247         $ 8.57
    2000.......................................    1,451,062          25.17
    2001.......................................    1,520,527          16.71

                                     -F15-

                                                                     December 31, 2001
                                                ---------------------------------------------------------------
                                                 Options Outstanding                  Options Exercisable
                                                ---------------------------------- ----------------------------
                                                                        Weighted
                                                             Weighted    average
                                                 Number of   average    remaining   Number of      Weighted
                                                  options    exercise  contractual   options        average
Exercise price                                  outstanding   price    life (yrs)  exercisable   exercise price
--------------                                  -----------  --------  ----------- -----------   --------------
$ 6.44 - $ 8.89..............................   1,374,461    $ 7.97         3       1,276,623       $ 7.91
  9.11 -  14.44..............................   1,191,444     14.21         5         934,474        14.19
 14.83 -  22.96..............................   1,766,155     20.91         7         994,796        21.10
 23.33 -  30.50..............................     149,233     27.82         8          41,200        27.45
 31.56 -  51.56..............................   2,773,334     39.83         9         435,922        43.74
                                                -----------  --------  ----------- -----------   --------------
                                                7,254,627     24.74         7       3,683,015        17.52

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                  2001       2000       1999
                                                --------   --------   --------
    Dividend expense yield...................      0  %       0  %       0  %
    Expected life............................   5 years    5 years    5 years
    Expected volatility......................     43.1%      40.6%      35.5%
    Risk-free interest rate..................      4.7%       6.8%       4.8%


  Employee stock purchase plan

     The Company's stock purchase plan became effective March 13, 1995 upon the first date of registration of the Company's common stock. The plan permits substantially all domestic employees and employees of designated subsidiaries to acquire the Company's common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the participation period. The semi-annual periods begin on October 1 and April 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock. Common stock reserved for future employee purchases aggregated 2,183,283 shares at December 31, 2001. Shares issued under this plan were 278,469 in 2001. The weighted average fair value of the employees' purchase rights, as shown below was estimated using the Black-Scholes model with the following assumptions:

                                                  2001       2000       1999
                                                --------   --------   --------
    Dividend expense yield...................       0%         0%         0%
    Expected life............................   6 months   6 months   6 months
    Expected volatility......................      41%        58%        38%
    Risk-free interest rate..................     5.1%       5.6%       4.2%

    Weighted average, grant date fair value of purchase rights granted under the Employee Stock Purchase Plan:

                                                Number     Weighted
                                                  of       average
                                                shares    fair value
                                                -------   ----------
    1999.....................................   160,830   $  6.79
    2000.....................................   158,158     14.54
    2001.....................................   290,082      7.95


     Stockholders' rights plan

     The Board of Directors and stockholders approved and adopted the Rights Agreement prior to the Company's initial public offering (the "offering"). On March 13, 1995, the effective date of the offering, the Board of Directors declared a dividend distribution of one common share purchase right for each outstanding share of Common Stock. The rights become exercisable under certain conditions involving acquisition of the Company's Common Stock. Under certain other conditions where the Company is consolidated or merged, each holder of a right shall have the right to receive, upon exercise of the right, shares of Common Stock of the Company, or acquiring company, having a value of twice the exercise price of the right. The rights expire on March 13, 2005, and may be redeemed in whole by the Company for $0.01 per right. The rights are excluded from earnings per share computations because they qualify as contingent shares and therefore are excluded as long as the conditions that require issuance of the shares are not imminent.

                                     -F16-

Note 9:   Employee retirement plan

     The Company has a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code. Substantially all domestic employees with at least one year of continuous service are eligible to participate and may contribute up to 15% of their compensation. The Board of Directors has elected to make matching contributions equal to 50% of employee contributions, which may be applied, to a maximum of 6% of each participant's compensation. Company contributions vest immediately. The Company's policy prohibits participants from direct investment in shares of common stock of the Company. Company contributions charged to expense were $1.6 million, $1.3 million and $1.1 million in 2001, 2000 and 1999, respectively.


Note 10:   Financial instruments

     Fair value of financial instruments

     The estimated fair value amounts disclosed below have been determined by the Company using available market information and valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop these estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions could have a significant effect on the estimates. For certain financial instruments of the Company, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amount approximates fair value due to the short-term maturity of these instruments. The estimated fair values of the other assets (liabilities) of the Company's remaining financial instruments at December 31, 2001 and 2000 are as follows (in thousands):

                                                    December 31,
                                  ----------------------------------------------
                                           2001                    2000
                                  ----------------------  ----------------------
                                   Carrying      Fair      Carrying      Fair
                                    Amount      Value       Amount      Value
                                  ----------  ----------  ----------  ----------
Short-term investments........    $ 101,422   $ 101,422   $  79,525   $  79,525
Other assets/liabilities:
    Forward contracts.........        2,391       2,391       3,293       3,293
    Purchased options.........        2,873       2,873         871         871

     The fair values of short-term investments and foreign currency forward and purchased option contracts were estimated based upon quotes from brokers as of the applicable balance sheet date.


Note 11:   Derivative instruments and hedging activities

     The Company has operations in over 30 countries. Forty-nine percent of the Company's revenues are generated outside North America. The Company's activities expose it to a variety of market risks, including the effects of changes in foreign-currency exchange rates and interest rates. These financial risks are monitored and managed by the Company as an integral part of its overall risk management program.

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


     Foreign currency fair value and cash flow hedges

     The Company's foreign sales are denominated in the customers' local currency. The Company purchases foreign currency forward and purchased options contracts as hedges of forecasted sales that are denominated in foreign currencies and as hedges of foreign currency denominated receivables. These contracts are entered into to protect against the risk that the eventual dollar-net-cash inflows resulting from such sales or firm commitments will be adversely affected by changes in exchange rates.

     At December 31, 2001, the Company held forward contracts with notional amounts totaling $31.9 million that were designated as foreign currency fair value hedges of the Company's foreign denominated receivables. These contracts, which are for 90-day periods, had a fair value of $289,000. The Company recorded a net gain of $2.0 million for fair value hedges for the year ended December 31, 2001, which was recorded in "Foreign Currency Gain(Loss)." The Company hedges up to 90% of its outstanding foreign denominated receivables.

                                     -F17-

     At December 31, 2001, the Company held forward contracts with a notional amount of $17.1 million and option contracts with notional amounts totaling $54.1 million that were designated as foreign currency cash flow hedges related to the Company's anticipated sales transactions. These contracts, which are for terms up to twenty-four months, had a fair value of $4.2 million and a net unrealized deferred gain of $4.2 million recorded in "Accumulated Other Comprehensive Income." The Company hedges up to 100% of anticipated foreign currency denominated cash inflows for the following 1 to 36 months. The Company recorded a net gain of $4.4 million for cash flow hedges for the year ended December 31, 2001, which was included in "Net Revenue."

     As of December 31, 2001, $9.0 million of deferred gains on cash flow hedges recorded in "Accumulated Other Comprehensive Income" are expected to be reclassified to earnings during the next twelve months. The actual foreign sales expected to occur over the next twelve months will necessitate the reclassifying to earnings of these derivative gains.

     Hedge ineffectiveness of a foreign currency option contract designated as a cash flow hedge is measured by comparing the hedging instrument's cumulative change in fair value from inception to maturity to the forecasted transaction's terminal value. As of December 31, 2001, no amounts were excluded from the assessment of hedge effectiveness. For the year ended December 31, 2001, the Company recognized a net gain of $174,000 (reported in the "Net Foreign Exchange Gain/(Loss)" line item in the Consolidated Statement of Income), which represented the net ineffectiveness of all cash-flow hedges.


Note 12:   Segment information

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company determines segments using the management approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. It also requires disclosures about products and services, geographic areas and major customers.

     While the Company sells its products to many different industries, its management has chosen to organize the Company by geographic areas, and as a result has determined that it has one reportable segment. Substantially all of the interest income, interest expense, depreciation and amortization is recorded in North America. Net sales, operating income and identifiable assets, classified by the major geographic areas in which the Company operates, are as follows (in thousands):

                                                   Years Ended December 31,
                                              ----------------------------------
                                                 2001        2000        1999
                                              ----------  ----------  ----------
    Net sales:
    North America:
        Unaffiliated customer sales.......    $ 195,842   $ 215,960   $ 175,873
        Geographic transfers..............       58,041      55,524      41,739
                                              ----------  ----------  ----------
                                                253,883     271,484     217,612
    Europe:
        Unaffiliated customer sales.......      128,523     136,355     108,801
                                              ----------  ----------  ----------
    Asia Pacific:
        Unaffiliated customer sales.......       60,910      57,834      44,909
                                              ----------  ----------  ----------
    Eliminations..........................      (58,041)    (55,524)    (41,739)
                                              ----------  ----------  ----------
                                              $ 385,275   $ 410,149   $ 329,583
                                              ==========  ==========  ==========

                                                   Years Ended December 31,
                                                 2001        2000        1999
                                              ----------  ----------  ----------
Operating income:
North America.............................    $  40,624   $  57,188   $  48,679
Europe....................................       41,229      48,180      39,603
Asia Pacific..............................       27,336      27,001      20,117
Unallocated:
Research and development expenses.........      (60,745)    (55,954)    (45,531)
                                              ----------  ----------  ----------
                                              $  48,444   $  76,415   $  62,868
                                              ==========  ==========  ==========

                                     -F18-

                                                   December 31,
                                              ----------------------
                                                 2001        2000
                                              ----------  ----------
Identifiable assets:
North America.............................    $ 349,209   $ 324,881
Europe....................................       65,201      52,056
Asia Pacific..............................       10,209      12,413
                                              ----------  ----------
                                              $ 424,619   $ 389,350
                                              ==========  ==========

     Total sales outside the United States for 2001, 2000 and 1999 was $189.8 million, $217.3 million and $171.6 million, respectively.


Note 13:   Commitments and contingencies

     The Company has commitments under noncancelable operating leases primarily for office facilities and equipment. Future minimum lease payments as of December 31, 2001, for each of the next five years are as follows (in thousands):

        2002.........................................    $1,654
        2003.........................................     1,478
        2004.........................................     1,433
        2005.........................................       869
        Thereafter...................................        --
                                                         ------
                                                         $5,434
                                                         ======

     Rent expense under operating leases was approximately $5.4 million, $3.5 million and $3.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     As  of  December  31,  2001,  the  Company  has   non-cancelable   purchase
commitments with various suppliers of customized inventory and inventory components totaling approximately $6.0 million over the next twelve months.

     As of December 31, 2001, the Company has outstanding guarantees for payment of foreign operating leases, customs and foreign grants totaling approximately $3.2 million.


Note 14:   Litigation

     During 2000, the Company was served by Cognex Corporation, asserting patent infringement of two Cognex patents, copyright infringement, trademark infringement and unfair competition. Cognex sought permanent injunctive relief, actual monetary damages in an unspecified amount and attorney's fees and costs. The Company filed a response to the lawsuit denying all claims. In the fourth quarter of 2000, the Company accrued $2.5 million of anticipated intellectual property defense costs that were probable of being incurred. The Company and Cognex settled the dispute and Cognex dismissed the case with prejudice on August 13, 2001.

     During 2001, the Company filed a complaint in U.S. District Court, Western District of Texas (Midland Division) for declaratory judgment arising from a controversy between the Company and General Patent Corporation, General Patent Corporation International, and Acticon Technologies, LLC ("Defendants") concerning the enforceability, validity, and infringement of certain patents in which Defendants claim an interest. Defendants claim that the Company infringes these patents. The Company challenges the validity and enforceability of these patents and asserts that it does not infringe the claims of these patents. The Company seeks a declaratory judgment of invalidity and non-infringement. Defendants seek damages in an unspecified amount, injunction of the sale of certain products of the Company and attorney's fees and costs. The case is currently in discovery and trial is set for May 5, 2003. Due to the inherent uncertainties of litigation, there can be no assurance that this litigation will not cause significant liability and a diversion of management's attention which may have a material adverse effect on results of operations.

     During 2001, as a result of the aforementioned Cognex dismissal and the General Patent Corporation matter, the Company has reduced its intellectual property defense cost accrual by approximately $1.2 million.

                                     -F19-

Note 15:   Related party transactions

     During 2001, the Company acquired a 10% minority interest in another company for $2.5 million. Because of the Company's ownership percentage and its lack of control and inability to exert influence over this entity, this investment is accounted for under the cost method. Sales to this company during 2001 were $96,000. The Company has no other minority investments in any other entities.


Note 16:   Quarterly results (unaudited)

     The following quarterly results have been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The unaudited quarterly financial data for each of the eight quarters in the two years ended December 31, 2001 are as follows (in thousands, except per share data):

                                                     Three Months Ended
                                          --------------------------------------
                                          Mar. 31,  Jun. 30,  Sep. 30,  Dec. 31,
                                            2001      2001      2001      2001
                                          --------  --------  --------  --------
Net sales...............................  $108,080  $ 97,707  $ 85,062  $ 94,426
Gross profit............................    81,207    72,079    61,774    68,918
Operating income........................    19,890    12,085     6,509     9,960
Net income..............................    13,947     9,430     5,685     7,340
Basic earnings per share................    $ 0.28  $   0.19    $ 0.11  $   0.14
Weighted average shares
 outstanding-basic......................    50,701    50,887    50,956    51,095
Diluted earnings per share..............    $ 0.26  $   0.18    $ 0.11  $   0.14
Weighted average shares
 outstanding-diluted....................    53,873    53,450    53,288    53,524

                                                     Three Months Ended
                                          --------------------------------------
                                          Mar. 31,  Jun. 30,  Sep. 30,  Dec. 31,
                                            2001      2001      2001      2001
                                          --------  --------  --------  --------
Net sales...............................  $ 94,105  $ 99,550  $102,247  $114,247
Gross profit............................    71,865    75,520    77,830    86,607
Operating income........................    18,053    20,175    18,404    19,783
Net income..............................    12,664    14,431    13,197    14,864

Basic earnings per share................  $   0.25  $   0.29  $   0.26  $   0.29
Weighted average shares
 outstanding-basic......................    50,112    50,274    50,364    50,567
Diluted earnings per share..............  $   0.24  $   0.27  $   0.25  $   0.28
Weighted average shares
 outstanding-diluted....................    53,415    53,567    53,612    53,642

                                     -F20-

                                                                     SCHEDULE II

                        NATIONAL INSTRUMENTS CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

Allowance for doubtful accounts

                                                      Balance at    Provision     Write-Offs    Balance
                                                      Beginning      for Bad      Charged to    at End
    Year                   Description                of Period    Debt Expense   Allowances   of Period
-------------    -------------------------------      ----------   ------------   ----------   ---------
1999.........    Allowance for doubtful accounts       $ 3,670       $ 1,455        $  982      $ 4,143
2000.........    Allowance for doubtful accounts         4,143         1,962         1,589        4,516
2001.........    Allowance for doubtful accounts         4,516         1,579         1,175        4,920


Valuation allowances for excess and obsolete inventory

                                                      Balance at    Provision     Write-Offs    Balance
                                                      Beginning      for Bad      Charged to    at End
    Year                   Description                of Period    Debt Expense   Allowances   of Period
-------------    -------------------------------      ----------   ------------   ----------   ---------
1999.........    Valuation allowances for excess
                 and obsolete inventory                $ 1,804       $ 1,244        $  694      $ 2,354
2000.........    Valuation allowances for excess
                 and obsolete inventory                  2,354         1,090           978        2,466
2001.........    Valuation allowances for excess
                 and obsolete inventory                  2,466         1,082           682        2,866

                                      -S1-