Form 10-Q
period 2002-03-31
NATIONAL INSTRUMENTS CORP /DE/
filed 2002-05-02
CIK 935494

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934

For the fiscal quarter ended:  March 31, 2002 or

        Transition report pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number:      0-25426
                         ----------------

                        NATIONAL INSTRUMENTS CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                  74-1871327
-----------------------------------------    -----------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                 Identification Number)
       11500 North MoPac Expressway
              Austin, Texas                                 78759
-----------------------------------------    -----------------------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                       Outstanding at May 1, 2002
         Common Stock - $0.01 par value                   51,445,290

                        NATIONAL INSTRUMENTS CORPORATION


          INDEX

          PART I.  FINANCIAL INFORMATION                                Page No.

Item 1    Financial Statements:

             Consolidated Balance Sheets
             March 31, 2002 (unaudited) and December 31, 2001.........     3

             Consolidated Statements of Income (unaudited)
             three months ended March 31, 2002 and 2001...............     4

             Consolidated Statements of Cash Flows (unaudited)
             three months ended March 31, 2002 and 2001...............     5

             Notes to Consolidated Financial Statements...............     6

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................     9

Item 3    Quantitative and Qualitative Disclosures about Market Risk..    16


          PART II.  OTHER INFORMATION

Item 1    Legal Proceedings...........................................    17

Item 5    Other Information...........................................    17

Item 6    Exhibits and Reports on Form 8-K............................    17

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                        NATIONAL INSTRUMENTS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                        March 31,   December 31,
                                                          2002          2001
                                                      ------------  ------------
Assets                                                 (unaudited)
Current assets:
    Cash and cash equivalents.......................   $   40,500    $   49,089
    Short-term investments..........................      108,224       101,422
    Accounts receivable, net........................       60,174        53,624
    Inventories, net................................       30,807        32,607
    Prepaid expenses and other current assets.......       21,889        20,608
    Deferred income tax, net........................        7,587         6,408
                                                      ------------  ------------
      Total current assets..........................      269,181       263,758
Property and equipment, net.........................      141,042       137,360
Intangibles and other assets........................       22,895        23,501
                                                      ------------  ------------
      Total assets..................................   $  433,118    $  424,619
                                                      ============  ============
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable................................   $   24,597    $   28,958
    Accrued compensation............................       10,089         8,944
    Accrued expenses and other liabilities..........        8,474         6,819
    Income taxes payable............................        4,285         1,298
    Other taxes payable.............................        8,330         7,903
                                                      ------------  ------------
      Total current liabilities.....................       55,775        53,922
Deferred income taxes, net..........................        4,723         4,533
                                                      ------------  ------------
      Total liabilities.............................       60,498        58,455
                                                      ------------  ------------
Commitments and contingencies.......................           --            --
Stockholders' equity:
    Common stock:  par value $.01; 180,000,000
    shares authorized; 51,321,233 and 51,162,469
    shares issued and outstanding, respectively.....          513           512
Additional paid-in capital..........................       79,503        78,261
Retained earnings...................................      297,775       290,408
Accumulated other comprehensive loss................       (5,171)       (3,017)
                                                      ------------  ------------
      Total stockholders' equity....................      372,620       366,164
                                                      ------------  ------------
      Total liabilities and stockholders' equity....   $  433,118    $  424,619
                                                      ============  ============

     The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                           2002          2001
                                                        ----------    ----------
Net sales...........................................    $  94,739     $ 108,080
Cost of sales.......................................       25,358        26,873
                                                        ----------    ----------
    Gross profit....................................       69,381        81,207
                                                        ----------    ----------
Operating expenses:
    Sales and marketing.............................       35,407        38,503
    Research and development........................       15,933        15,097
    General and administrative......................        7,786         7,717
                                                        ----------    ----------
       Total operating expenses.....................       59,126        61,317
                                                        ----------    ----------
       Operating income.............................       10,255        19,890

Other income (expense):
    Interest income, net............................          797         1,801
    Net foreign exchange loss.......................         (894)       (1,378)
    Other income....................................           74           198
                                                        ----------    ----------
Income before income taxes..........................       10,232        20,511
Provision for income taxes..........................        2,865         6,564
                                                        ----------    ----------
Net income..........................................    $   7,367     $  13,947
                                                        ==========    ==========
Basic earnings per share............................    $    0.14     $    0.28
                                                        ==========    ==========

Weighted average shares outstanding - basic.........       51,205        50,701
                                                        ==========    ==========
Diluted earnings per share .........................    $    0.14     $    0.26
                                                        ==========    ==========

Weighted average shares outstanding - diluted.......       53,953        53,873
                                                        ==========    ==========

     The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                             2002        2001
                                                          ----------  ----------
Cash flow from operating activities:
    Net income.........................................    $  7,367    $ 13,947
    Adjustments to reconcile net income to cash
    provided by operating activities:
       Charges to income not requiring cash outlays:
          Depreciation and amortization................       4,350       4,407
          Provision for (benefit from) deferred
          income taxes.................................        (997)      2,296
       Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable...      (6,550)      8,571
          Decrease (increase) in inventory.............       1,800      (1,503)
          Increase in prepaid expenses and other
          assets.......................................      (3,376)     (7,706)
          Increase (decrease) in current liabilities...       1,853      (3,983)
                                                          ----------  ----------
       Net cash provided by operating activities.......       4,447      16,029
                                                          ----------  ----------

Cash flow from investing activities:
    Capital expenditures...............................      (6,871)    (12,307)
    Additions to intangibles ..........................        (605)     (1,163)
    Purchases of short-term investments................     (49,084)    (42,386)
    Sales of short-term investments....................      42,282      39,733
                                                          ----------  ----------
       Net cash used in investing activities...........     (14,278)    (16,123)
                                                          ----------  ----------

Cash flow from financing activities:
    Net proceeds from issuance of common stock
    under employee plans...............................       1,242       1,378
                                                          ----------  ----------
       Net cash provided by financing activities.......       1,242       1,378
                                                          ----------  ----------

Net (decrease) increase in cash and cash equivalents...      (8,589)      1,284
Cash and cash equivalents at beginning of period.......      49,089      75,277
                                                          ----------  ----------
Cash and cash equivalents at end of period.............    $ 40,500    $ 76,561
                                                          ==========  ==========

     The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of National Instruments Corporation and its consolidated subsidiaries at March 31, 2002 and December 31, 2001, and the results of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three-month periods ended March 31, 2002 and 2001, respectively, are as follows (in thousands):

                                                         March 31,
                                                 -----------------------
                                                        (unaudited)
                                                    2002         2001
                                                 ----------   ----------
Weighted average shares outstanding-basic.....      51,205       50,701
Plus: Common share equivalents
    Stock options.............................       2,748        3,172
                                                 ----------   ----------
Weighted average shares outstanding-diluted...      53,953       53,873
                                                 ==========   ==========

Stock options to acquire 1,356,000 and 1,191,000 shares for the quarters ended March 31, 2002 and 2001, respectively were excluded in the computations of diluted EPS because the effect of including the options would have been anti-dilutive.

NOTE 3 - Inventories

Inventories consist of the following (in thousands):

                                          March 31,     December 31,
                                            2002            2001
                                         (unaudited)
                                         ------------   ------------
Raw materials....................         $   13,863     $   15,394
Work-in-process..................                739            824
Finished goods...................             16,205         16,389
                                         ------------   ------------
                                          $   30,807     $   32,607
                                         ============   ============

NOTE 4 - Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which established standards for reporting, in addition to net income, comprehensive income and its components including, as applicable, foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. Total comprehensive income for the quarters ended March 31, 2002 and 2001 is $4.9 million and $15.8 million, respectively, and included other comprehensive losses of $2.4 million for the quarter ended March 31, 2002 and other comprehensive income of $1.8 million for the quarter ended March 31, 2001

NOTE 5 - Segment Information

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

                                             Three Months Ended
                                                  March 31,
                                         ---------------------------
                                                 (unaudited)
                                             2002           2001
                                         ------------   ------------
 Net sales:
 Americas:
   Unaffiliated customer sales........   $    47,648    $    56,324
   Geographic transfers...............        13,180         16,035
                                         ------------   ------------
                                              60,828         72,359
                                         ------------   ------------
 Europe:
   Unaffiliated customer sales........        29,000         33,424
                                         ------------   ------------
 Asia Pacific:
   Unaffiliated customer sales........        18,091         18,332
                                         ------------   ------------
 Eliminations.........................       (13,180)       (16,035)
                                         ------------   ------------
                                         $    94,739    $   108,080
                                         ============   ============

                                             Three Months Ended
                                                  March 31,
                                         ---------------------------
                                                 (unaudited)
                                             2002            2001
                                         ------------   ------------
 Operating income:
 Americas.............................   $     8,856    $    14,192
 Europe...............................         7,914         11,070
 Asia Pacific.........................         9,418          9,725
 Unallocated:
 Research and development expenses....       (15,933)       (15,097)
                                         ------------   ------------
                                         $    10,255    $    19,890
                                         ============   ============

                                          March 31,     December 31,
                                            2002            2001
                                         (unaudited)
                                         ------------   ------------
Identifiable assets:
Americas..............................   $   363,462    $   349,209
Europe................................        58,516         65,201
Asia Pacific..........................        11,140         10,209
                                         ------------   ------------
                                         $   433,118    $   424,619
                                         ============   ============

Total sales outside the United States for the quarters ended March 31, 2002 and 2001 were $51.2 million and $57.1 million, respectively.

NOTE 6 - Commitments and Contingencies

During 2001, the Company filed a complaint in U.S. District Court, Western District of Texas (Midland Division) for declaratory judgment arising from a controversy between the Company and General Patent Corporation, General Patent Corporation International, and Acticon Technologies, LLC ("Defendants") concerning the enforceability, validity, and infringement of certain patents in which Defendants claim an interest. Defendants claimed that the Company infringes these patents. The Company challenged the validity and enforceability of these patents and asserted that it does not infringe the claims of these patents. The Company sought a declaratory judgment of invalidity and non-infringement. Defendants sought damages in an unspecified amount, injunction of the sale of certain products of the Company and attorney's fees and costs. On April 16, 2002, the case was dismissed by stipulation of the parties. As a result, the Company reduced the intellectual property defense cost accrual by approximately $500,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding the future financial performance or operations of the Company (including, without limitation, statements to the effect that the Company "expects," "plans," "may," "will," "believes," "projects," "continues," or "estimates" or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the Market Risk section, the Issues and Outlook section and financial statement line item discussions below. Readers are also encouraged to refer to the documents regularly filed by the Company with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for further discussion of the Company's business and the risks attendant thereto.

Results of Operations

     The following table sets forth, for the periods  indicated,  the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
consolidated statements of income:

                                               Three Months Ended
                                                   March 31,
                                          ----------------------------
                                             2002              2001
                                          ----------        ----------
Net sales:
    North America                             50.3%             52.2%
    Europe                                    30.6              30.9
    Asia Pacific                              19.1              16.9
                                          ----------        ----------
    Consolidated net sales                   100.0             100.0
Cost of sales                                 26.8              24.9
                                          ----------        ----------
    Gross profit                              73.2              75.1
Operating expenses:
    Sales and marketing                       37.4              35.6
    Research and development                  16.8              14.0
    General and administrative                 8.2               7.1
                                          ----------        ----------
    Total operating expenses                  62.4              56.7
                                          ----------        ----------
       Operating income                       10.8              18.4
Other income (expense):
    Interest income, net                       0.8               1.7
    Net foreign exchange loss                 (0.9)             (1.3)
    Other income                               0.1               0.2
                                          ----------        ----------
Income before income taxes                    10.8              19.0
Provision for income taxes                     3.0               6.1
                                          ----------        ----------
    Net income                                 7.8%             12.9%
                                          ==========        ==========

     Net Sales. Consolidated net sales for the first quarter of 2002 decreased by $13.3 million or 12% from the comparable prior year quarter. The Company believes the decrease in sales is primarily attributable to the approximate 35% decline in the sales of certain hardware products that are used to control traditional instruments, which resulted from the worsening of the industrial economy and the severe deterioration of sales of traditional instruments by other vendors used in test and measurement applications. In the quarter ended March 31, 2002, the sales of hardware products that are used to control traditional instruments represented 19% of revenue compared to 25% in the quarter ended March 31, 2001. North American sales in the first quarter of 2002 decreased by 15% from the first quarter of 2001.

     Sales outside of North America, as a percentage of consolidated sales for the quarter ended March 31, 2002, increased to 49.7% from 47.8% in the comparable 2001 period. Compared to 2001, the Company's European sales decreased by 13% to $29.0 million for the quarter ended March 31, 2002. Sales in Asia Pacific decreased by 1% to $18.1 million in the quarter ended March 31, 2002 compared to 2001. The Company expects sales outside of North America to continue to represent a significant portion of its revenue.

     Sales made by the Company's direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the weighted average value of the U.S. dollar. This weighted average is calculated as the percentage change in the value of the currency relative to the U.S. dollar, multiplied by the proportion of international sales recorded in the particular currency. During the quarter ended March 31, 2002, the Company recognized a pretax gain of $2.6 million on its foreign currency cash flow hedging contracts, primarily on the Japanese yen. As a result of these gains, between the first quarter of 2001 and the first quarter of 2002 the weighted average value of the U.S. dollar decreased by 4.2%, causing an equivalent increase in the U.S. dollar value of the Company's foreign currency sales and expenses. If the weighted average value of the U.S. dollar in the first quarter of 2002 had been the same as that in the first quarter of 2001, on a pro-forma basis the Company's sales for the first quarter of 2002 would have decreased by 14%. Pro-forma European sales for the first quarter of 2002 would have decreased by 12% from first quarter of 2001 sales. Pro-forma Asia Pacific sales for the first quarter of 2002 would have decreased by 11% from first quarter 2001 sales. Since most of the Company's international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing operating expenses by $1.0 million for the quarter ended March 31, 2002.

     Gross Profit. As a percentage of sales, gross profit decreased to 73% for the first quarter of 2002 from 75% for the first quarter of 2001. The relatively high software content of the Company's products is demonstrated in the gross margins achieved by the Company. Approximately 70% of the lower margin in the first quarter of 2002 is attributable to reduced sales of certain hardware products that are used to control traditional instruments. The remaining fraction of the lower margin is attributable to increased charges resulting from lower sales volume. There can be no assurance that the Company will maintain its historical margins.

     The Company  established a new  manufacturing  facility in Hungary in 2001.
The Company believes its current manufacturing capacity is adequate to meet current needs.

     Sales and Marketing. Sales and marketing expenses for the first quarter of 2002 decreased to $35.4 million, an 8% decrease, as compared to the first quarter of 2001. As a percentage of net sales, sales and marketing expenses were 37.4% and 35.6% for the three months ended March 31, 2002 and 2001, respectively. The decrease in these expenses is attributable to decreases in travel, advertising and literature costs, the variable components of compensation and special event activity. The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on recruiting, initial marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

     Research and Development. Research and development expenses increased to $15.9 million for the quarter ended March 31, 2002, a 6% increase, as compared to $15.1 million for the three months ended March 31, 2001. As a percentage of net sales, research and development expenses increased to 16.8% for the quarter ended March 31, 2002, from 14.0% for the quarter ended March 31, 2001. The increase in research and development costs in absolute amounts and as a percentage of sales was due to increases in personnel costs from hiring of additional product development engineers. The Company plans to continue making a significant investment in research and development in order to remain competitive.

     The Company capitalizes software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company amortizes such costs over the related product's estimated economic useful life, generally three years, beginning when a product becomes available for general release. Software amortization expense totaled $865,000 and $774,000 for the quarters ended March 31, 2002 and 2001, respectively. Software development costs capitalized were $400,000 and $1.1 million for the quarters ended March 31, 2002 and 2001, respectively. The amounts capitalized in the first quarter of 2002 related to the development of NI-488.2, NI-PAL 1.6.0 and MStudio 6.0.1.

     General and Administrative. General and administrative expenses for the first quarter ended March 31, 2002 increased 1% to $7.8 million from $7.7 million for the comparable prior year period. As a percentage of net sales, general and administrative expenses increased to 8.2% for the quarter ended March 31, 2002, from 7.1% for the first quarter of 2001. The Company expects that general and administrative expenses in future periods will increase in absolute amounts and will fluctuate as a percentage of revenue.

     Interest Income, Net. Net interest income in the first quarter of 2002 decreased to $800,000 from $1.8 million in the first quarter of 2001. Net interest income has historically represented less than two percent of revenue and has fluctuated as a result of investment balances, bank borrowings and interest terms thereon. The decrease in interest income in the first quarter of 2002 was primarily due to lower yields on the Company's investments. The primary source of interest income is from the investment of the Company's cash.

     Net Foreign Exchange Gain (Loss). The Company experienced net foreign exchange losses in the first quarter of 2002 of $900,000 compared to losses of $1.4 million in the first quarter of 2001. These results are attributable to movements between the U.S. dollar and the local currencies in countries in which the Company's sales subsidiaries are located. The Company recognizes the local currency as the functional currency of its international subsidiaries.

     The Company utilizes foreign currency forward contracts to hedge a majority of its foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. The Company typically limits the duration of its "receivables" foreign currency forward contracts to 90 days.

     The Company also utilizes foreign currency forward contracts and foreign currency purchased option contracts in order to reduce its exposure to fluctuations in future foreign currency cash flows. The Company purchases these contracts for up to 100% of its forecasted cash flows in selected currencies (primarily the euro and the yen) and limits the duration of these contracts to 30 months. The foreign currency purchased option contracts are purchased "at-the-money" or "out-of-the-money." As a result, the Company's hedging activities only partially address its risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. The Company does not invest in contracts for speculative purposes. The Company's hedging strategy reduced the foreign exchange losses by $2.5 million and $2.3 million for the quarters ended March 31, 2002 and 2001, respectively.

     Provision for Income Taxes. The provision for income taxes reflects an effective tax rate of 28% for the three months ended March 31, 2002 and 32% for the three months ended March 31, 2001. The decrease in the effective rate resulted from income tax benefits attributable to the extraterritorial income inclusion and a change in the distribution of income among taxing jurisdictions. The Company's effective tax rate is lower than the U.S. federal statutory rate of 35% primarily as a result of the extraterritorial income exclusion, tax-exempt interest and reduced tax rates in certain foreign jurisdictions.

Liquidity and Capital Resources

     The Company is currently financing its operations and capital expenditures through cash flow from operations. At March 31, 2002, the Company had working capital of approximately $213.4 million compared to $209.8 million at December 31, 2001. Net cash provided by operating activities in the first quarter of 2002 totaled $4.4 million.

     Accounts receivable increased to $60.2 million at March 31, 2002 from $53.6 million at December 31, 2001. Receivable days outstanding increased to 58 at March 31, 2002 compared to 51 at December 31, 2001. Consolidated inventory balances decreased to $30.8 million at March 31, 2002 from $32.6 million at December 31, 2001. Inventory turns remained flat at 3.3 for the quarter ended March 31, 2002 versus the quarter ended December 31, 2001. Cash used in the first three months of 2002 for the purchase of the property and equipment totaled $6.9 million and for the capitalization of software development costs totaled $400,000.

     In October of 2000, the Company began construction of an office building ("Mopac C") located on its North Austin campus. It is currently anticipated that a significant portion of the construction costs will be paid out of the Company's existing working capital. The Company estimates the total cost for the new building, including furniture, fixtures and equipment, will range from $58 million to $62 million. In October of 2000, the Company entered into firm commitments of approximately $60 million for the new building. The Company has incurred approximately $48.1 million in construction costs as of March 31, 2002, with the remainder becoming payable over the next six months. The actual level of spending may vary depending on a variety of factors, including unforeseen difficulties in construction. Upon completion of the Mopac C building, the Company intends to vacate its existing 136,000 sq. ft. Millenium office building. The Company has signed an agreement to lease the Millenium building to a third party and currently estimates that the net rental income from this lease will offset approximately 30% of the projected operating costs from the Mopac C building.

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances and internally generated funds. As of March 31, 2002, the Company had no debt outstanding to financial institutions.

     The Company believes that the cash flow from operations, if any, existing cash balances and short-term investments, will be sufficient to meet its cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months will depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth.

Financial Risk Management

     The Company's international sales are subject to inherent risks, including fluctuations in local economies; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. The Company's sales outside of North America are denominated in local currencies, and accordingly, the Company is subject to the risks associated with fluctuations in currency rates. In particular, increases in the value of the dollar against foreign currencies decrease the U.S. dollar value of foreign sales requiring the Company either to increase its price in the local currency, which could render the Company's product prices noncompetitive, or to suffer reduced revenues and gross margins as measured in U.S. dollars. As has occurred in the past, most recently in the quarter ended March 31, 2002, these dynamics have adversely affected revenue growth in international markets. The Company's foreign currency hedging program includes both foreign currency forward and purchased option contracts to reduce the effect of exchange rate fluctuations. However, the hedging program will not eliminate all of the Company's foreign exchange risks. (See "Net Foreign Exchange Gain (Loss)").

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

     The Company has no debt or off-balance sheet debt. As of March 31, 2002, the Company has outstanding guarantees for payment of foreign operating leases, customs and foreign grants totaling approximately $3.2 million. At March 31, 2002, the Company did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company were engaged in such relationships.

Market Risk

     The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

     Foreign Currency Hedging Activities. The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on the Company's earnings and cash flow. Accordingly, the Company utilizes purchased foreign currency option contracts and forward contracts to hedge its exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. The Company monitors its foreign exchange exposures regularly to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on its results of operations and financial position. Based on the foreign exchange instruments outstanding at March 31, 2002, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate fair market value of all instruments outstanding of approximately $13.8 million. However, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, management believes that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure.

     Short-term Investments. The fair value of the Company's investments in marketable securities at March 31, 2002 was $108.2 million. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies the marketable securities portfolio by investing in multiple types of investment-grade securities. The Company's investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on the Company's investment portfolio and interest rates at March 31, 2002, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $550,000, respectively, in the fair value of the investment portfolio, which is not significantly different from December 31, 2001. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

Issues and Outlook

     U.S./Global Economic Slowdown. As experienced in 2001, when the worsening of the industrial economy resulted in a deterioration of the test and measurement market, the markets in which the Company does business could again experience the negative effects of a slowdown in the U.S. and/or Global economies. Downturns in the U.S. or Global economies could result in reduced purchasing and capital spending in any of the markets served by the Company which could have a material adverse effect on the Company's operating results.

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

     Risk of Component Shortages. As has occurred in the past and as may be expected to occur in the future, supply shortages of components, including sole source components can result in significant additional costs and inefficiencies in manufacturing. If the Company is unsuccessful in resolving any such component shortages, it will experience a significant impact on the timing of revenue and/or an increase in manufacturing costs, either of which would have a material adverse impact on the Company's operating results.

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

     In recent years, with the exception of 2001, the Company's revenues have been characterized by seasonality, with revenues typically being relatively constant in the first, second and third quarters, growing in the fourth quarter and being relatively flat or declining from the fourth quarter of the year to the first quarter of the following year. The Company's results of operations in the third quarter of 2002 may be adversely affected by lower sales levels in Europe, which typically occur during the summer months. The Company believes the seasonality of its revenue results from the international mix of its revenue and the variability of the budgeting and purchasing cycles of its customers throughout each international region. In addition, total operating expenses have in the past tended to be higher in the second and third quarters of each year, due to recruiting and significantly increased intern personnel expenses.

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

     Risks Associated with Increased Development of Web Site. The Company has devoted significant resources in developing its Web site as a key marketing and sales tool and expects to continue to do so in the future. There can be no assurance that the Company will be successful in its attempt to leverage the Web to increase sales. The Company hosts its Web site internally. Failure to successfully maintain the Web site and to protect it from hackers could have a significant impact on the Company's operating results.

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

     Risks Associated with International Operations and Foreign Economies. International sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. The Company must also comply with various export regulations. Failure to comply with these regulations could result in fines and/or termination of export licenses, which could have a material adverse effect on the Company's operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by the Company's international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the weighted average value of the U.S. dollar. This weighted average is calculated as the percentage change in the value of the currency relative to the dollar, multiplied by the proportion of international sales recorded in the particular currency. During the quarter ended March 31, 2002, the Company recognized a pretax gain of $2.6 million on its foreign currency cash flow hedging contracts, primarily on the Japanese yen. As a result of these gains, between the first quarter of 2002 and the first quarter of 2001, the weighted average value of the U.S. dollar decreased by 4.2%, causing an equivalent increase in the U.S. dollar value of the Company's foreign currency sales and expenses. If the weighted average value during the first quarter of 2002 had been the same as that in the first quarter of 2001, on a pro-forma basis the Company's sales for the first quarter of 2002 would have decreased by 14%. If the weighted average value during the first quarter of 2002 had been the same as that in the first quarter of 2001, the Company's consolidated operating expenses would have been $58.1 million, representing a decrease of $1.0 million. If the U.S. dollar strengthens again in the future, it could have a materially adverse effect on the operating results of the Company.

     As of March 31, 2002, the Company has $6.2 million of deferred gains on yen foreign currency cash flow hedge contracts recorded in accumulated other comprehensive income that are expected to be reclassified into earnings over the next 21 months. If the yen fails to strengthen before the expiration of these contracts, and if the Company is unable to increase prices in Japan and/or globally, the Company will experience a deterioration of revenue and gross and net profit margins, which could have a material adverse effect on the Company's operating results.

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

     Products Dependent on Certain Industries. The Company's products are dependent on customers in certain industries, particularly the telecommunications, semiconductor, automotive, automated test equipment, defense and aerospace industries. As experienced in 2001, and as may be expected to occur in the future, downturns characterized by diminished product demand in any one or more of these industries could result in decreased sales, which could have a material adverse effect on the Company's operating results.

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

     Proprietary Rights and Intellectual Property Litigation. The Company's success depends in part on its ability to obtain and maintain patents and other proprietary rights relative to the technologies used in its principal products. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may have in the past infringed or violated certain of the Company's intellectual property rights. The Company is currently litigating a complaint in federal court alleging patent infringement by the products of a defendant. As is typical in the industry, the Company from time to time may be notified that it is infringing certain patent or intellectual property rights of others. There can be no assurance that this litigation or any other intellectual property litigation initiated in the future will not cause significant litigation expense, liability and a diversion of management's attention, which may have a material adverse effect on the Company's results of operations.

     Dependence on Key Management and Technical Personnel. The Company's success depends to a significant degree upon the continued contributions of its key management, sales, marketing, research and development and operational personnel, including Dr. Truchard and other members of senior management and key technical personnel. The Company has no agreements providing for the employment of any of its key employees for any fixed term and the Company's key employees may voluntarily terminate their employment with the Company at any time. The loss of the services of one or more of the Company's key employees in the future could have a material adverse effect on operating results. The Company also believes its future success will depend in large part upon its ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, including companies acquired through acquisition, as well as training, motivating and supervising employees. In addition, the recruiting environment for software engineering, sales and other technical professionals is very competitive. Competition for qualified software engineers is particularly intense and is likely to result in increased personnel costs. Failure to attract or retain qualified software engineers could have an adverse effect on the Company's operating results. The Company also recruits and employs foreign nationals to achieve its hiring goals primarily for engineering and software positions. There can be no guarantee that the Company will continue to be able to recruit foreign nationals to the current degree. These factors further intensify competition for key personnel, and there can be no assurance that the Company will be successful in retaining its existing key personnel or attracting and retaining additional key personnel. Failure to attract and retain a sufficient number of technical personnel could have a material adverse effect on the Company's results of operations.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     During 2001, the Company filed a complaint in U.S. District Court, Western District of Texas (Midland Division) for declaratory judgment arising from a controversy between the Company and General Patent Corporation, General Patent Corporation International, and Acticon Technologies, LLC ("Defendants") concerning the enforceability, validity, and infringement of certain patents in which Defendants claim an interest. Defendants claimed that the Company infringes these patents. The Company challenged the validity and enforceability of these patents and asserted that it does not infringe the claims of these patents. The Company sought a declaratory judgment of invalidity and non-infringement. Defendants sought damages in an unspecified amount, injunction of the sale of certain products of the Company and attorney's fees and costs. On April 16, 2002, the case was dismissed by stipulation of the parties. As a result, the Company reduced the intellectual property defense cost accrual by approximately $500,000.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits.

               11.1 Computation of Earnings Per Share

          (b) Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

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


                                    NATIONAL INSTRUMENTS CORPORATION
                                    Registrant



                                BY: /s/ Alex Davern
                                    Alex Davern
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)





Dated:  May 2, 2002

                        NATIONAL INSTRUMENTS CORPORATION

                                INDEX TO EXHIBITS



Exhibit No.                        Description                           Page
-----------                        -----------                           ----
   11.1                Statement Regarding Computation of                 20
                                Earnings per Share