Form 10-Q
period 2002-06-30
NATIONAL INSTRUMENTS CORP /DE/
filed 2002-08-13
CIK 935494

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
---
      Exchange Act of 1934

For the fiscal quarter ended:  June 30, 2002 or

      Transition report pursuant to Section 13 or 15(d) of the Securities
---
      Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number:        0-25426
                         -------------------

                        NATIONAL INSTRUMENTS CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                  74-1871327
----------------------------------------     -----------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification Number)
     11500 North MoPac Expressway
             Austin, Texas                                 78759
----------------------------------------     -----------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at August 12, 2002
     Common Stock - $0.01 par value                       51,535,944

                        NATIONAL INSTRUMENTS CORPORATION


         INDEX

         PART I.  FINANCIAL INFORMATION                                Page No.
                                                                       --------

Item 1   Financial Statements:

            Consolidated Balance Sheets
            June 30, 2002 (unaudited) and December 31, 2001                3

            Consolidated Statements of Income (unaudited)
            Three months and six months ended June 30, 2002 and 2001       4

            Consolidated Statements of Cash Flows (unaudited)
            Six months ended June 30, 2002 and 2001                        5

            Notes to Consolidated Financial Statements                     6

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9

Item 3   Quantitative and Qualitative Disclosures about Market Risk       18


         PART II.  OTHER INFORMATION

Item 1   Legal Proceedings                                                19

Item 4   Submission of Matters to a Vote of Security Holders              19

Item 5   Other Information                                                20

Item 6   Exhibits and Reports on Form 8-K                                 21

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                        NATIONAL INSTRUMENTS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                        June 30,    December 31,
                                                          2002          2001
                                                     -------------  ------------
Assets                                                (unaudited)
Current assets:
   Cash and cash equivalents.......................  $     60,580   $    49,089
   Short-term investments..........................        99,034       101,422
   Accounts receivable, net........................        59,660        53,624
   Inventories, net................................        32,510        32,607
   Prepaid expenses and other current assets.......        17,687        20,608
   Deferred income tax, net........................         8,126         6,408
                                                     -------------  ------------
      Total current assets.........................       277,597       263,758
Property and equipment, net........................       145,145       137,360
Intangibles and other assets.......................        24,442        23,501
                                                     -------------  ------------
      Total assets.................................  $    447,184   $   424,619
                                                     =============  ============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable................................  $     24,385   $    28,958
   Accrued compensation............................         8,940         8,944
   Accrued expenses and other liabilities..........        11,997         6,819
   Income taxes payable............................         4,896         1,298
   Other taxes payable.............................         8,728         7,903
                                                     -------------  ------------
      Total current liabilities....................        58,946        53,922
Deferred income taxes..............................         3,643         4,533
                                                     -------------  ------------
      Total liabilities............................        62,589        58,455
                                                     -------------  ------------
Commitments and contingencies                                  --            --
Stockholders' equity:
   Common stock: par value $0.01; 180,000,000
   shares authorized; 51,501,443 and 51,162,469
   shares issued and outstanding, respectively.....           515           512
   Additional paid-in capital......................        84,353        78,261
   Retained earnings...............................       305,164       290,408
   Accumulated other comprehensive loss............        (5,437)       (3,017)
                                                     -------------  ------------
      Total stockholders' equity...................       384,595       366,164
                                                     -------------  ------------
      Total liabilities and stockholders' equity...  $    447,184   $   424,619
                                                     =============  ============

    The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                  ----------------------  ----------------------
                                     2002        2001        2002        2001
                                  ----------  ----------  ----------  ----------

Net sales........................ $  93,505   $  97,707   $ 188,244   $ 205,787
Cost of sales....................    26,603      25,628      51,961      52,501
                                  ----------  ----------  ----------  ----------
   Gross profit..................    66,902      72,079     136,283     153,286
                                  ----------  ----------  ----------  ----------
Operating expenses:
   Sales and marketing...........    33,566      36,389      68,974      74,892
   Research and development......    15,734      15,933      31,667      31,030
   General and administrative....     8,842       7,672      16,628      15,389
                                  ----------  ----------  ----------  ----------
      Total operating expenses...    58,142      59,994     117,269     121,311
                                  ----------  ----------  ----------  ----------

      Operating income...........     8,760      12,085      19,014      31,975

Other income (expense):
   Interest income, net..........       839       1,470       1,635       3,271
   Net foreign exchange gain
    (loss).......................       217         116        (677)     (1,262)
   Other income..................       445         197         522         395
                                  ==========  ==========  ==========  ==========

Income before income taxes.......    10,261      13,868      20,494      34,379
Provision for income taxes.......     2,873       4,438       5,738      11,002
                                  ----------  ----------  ----------  ----------

      Net income................. $   7,388   $   9,430   $  14,756   $  23,377
                                  ==========  ==========  ==========  ==========

Basic earnings per share......... $    0.14   $    0.19   $    0.29   $    0.46
                                  ==========  ==========  ==========  ==========

Weighted average shares
  outstanding-basic..............    51,449      50,887      51,331      50,794
                                  ==========  ==========  ==========  ==========

Diluted earnings per share....... $    0.14   $    0.18   $    0.27   $    0.43
                                  ==========  ==========  ==========  ==========

Weighted average shares
  outstanding-diluted............    53,974      53,450      53,966      53,786
                                  ==========  ==========  ==========  ==========

    The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                          ----------------------
                                                             2002        2001
                                                          ----------  ----------
Cash flow from operating activities:
   Net income..........................................   $  14,756   $  23,377
   Adjustments to reconcile net income to cash
   provided by operating activities:
      Charges to income not requiring cash outlays:
        Depreciation and amortization..................       9,922       8,713
        Provision for (benefit from) deferred income
        taxes..........................................      (2,609)      2,293
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable.....      (6,036)     13,796
        Decrease (increase) in inventory...............          97      (1,781)
        Decrease (increase) in prepaid expense and
        other assets...................................         336      (7,243)
        Increase (decrease) in current liabilities.....       5,024      (9,882)
                                                          ----------  ----------
      Net cash provided by operating activities........      21,490      29,273
                                                          ----------  ----------

Cash flow from investing activities:
   Capital expenditures................................     (15,607)    (24,778)
   Additions to intangibles............................      (2,875)     (2,429)
   Purchases of short-term investments.................     (81,026)    (73,417)
   Sales of short-term investments.....................      83,414      62,864
                                                          ----------  ----------
      Net cash used in investing activities............     (16,094)    (37,760)
                                                          ----------  ----------

Cash flow from financing activities:
   Proceeds from issuance of common stock, net of
   repurchases.........................................       6,095       2,896
                                                          ----------  ----------
      Net cash provided by financing activities........       6,095       2,896
                                                          ----------  ----------

Net increase (decrease) in cash and cash equivalents...      11,491      (5,591)
Cash and cash equivalents at beginning of period.......      49,089      75,277
                                                          ----------  ----------

Cash and cash equivalents at end of period.............   $  60,580   $  69,686
                                                          ==========  ==========

    The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of National Instruments Corporation and its consolidated subsidiaries at June 30, 2002 and December 31, 2001, and the results of operations for the three-month and six-month periods ended June 30, 2002 and 2001, and the cash flows for the six-month periods ended June 30, 2002 and 2001. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three-month and six-month periods ended June 30, 2002 and 2001, respectively, are as follows (in thousands):

                                    Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                  ----------------------  ----------------------
                                        (unaudited)             (unaudited)
                                     2002        2001        2002        2001
                                  ----------  ----------  ----------  ----------

Weighted average shares              51,449      50,887      51,331      50,794
outstanding-basic...............
Plus: Common share equivalents
   Stock options................      2,525       2,563       2,635       2,992
                                  ----------  ----------  ----------  ----------
Weighted average shares
outstanding-diluted.............     53,974      53,450      53,966      53,786
                                  ==========  ==========  ==========  ==========

Stock options to acquire 1,533,053 and 1,408,531 shares for the quarters ended June 30, 2002 and 2001, respectively, and 1,463,892 and 1,373,760 shares for the six months ended June 30, 2002 and 2001, respectively were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

NOTE 3 - Inventories, net

Inventories consist of the following (in thousands):

                                              June 30,    December 31,
                                                2002          2001
                                             (unaudited)
                                             -----------  ------------
Raw materials                                $   16,723   $    15,394
Work-in-process                                     929           824
Finished goods                                   14,858        16,389
                                             -----------  ------------
                                             $   32,510   $    32,607
                                             ===========  ============

NOTE 4 - Comprehensive Income

Total comprehensive income for the quarters ended June 30, 2002 and 2001 is $7.4 million and $9.3 million, respectively, and included other comprehensive loss of $10,000 and $86,000, respectively. For the first six months of 2002 and 2001, comprehensive income is $12.3 million and $25.1 million, respectively, and included other comprehensive loss of $2.4 million and income of $1.7 million, respectively.

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

                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                  ----------------------  ----------------------
                                       (unaudited)             (unaudited)
                                     2002        2001        2002        2001
                                  ----------  ----------  ----------  ----------
Net sales:
Americas:
  Unaffiliated customer sales...  $  49,540   $  50,734   $  97,188   $ 107,058
  Geographic transfers..........     14,062      13,227      27,242      29,262
                                  ----------  ----------  ----------  ----------
                                     63,602      63,961     124,430     136,320
                                  ----------  ----------  ----------  ----------

Europe:
  Unaffiliated customer sales...     29,365      33,464      58,365      66,888
                                  ----------  ----------  ----------  ----------
Asia Pacific:
  Unaffiliated customer sales...     14,600      13,509      32,691      31,841
                                  ----------  ----------  ----------  ----------
Eliminations....................    (14,062)    (13,227)    (27,242)    (29,262)
                                  ----------  ----------  ----------  ----------

                                  $  93,505   $  97,707   $ 188,244   $ 205,787
                                  ==========  ==========  ==========  ==========

                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                  ----------------------  ----------------------
                                       (unaudited)             (unaudited)
                                     2002        2001        2002        2001
                                  ----------  ----------  ----------  ----------
Operating income:
Americas........................  $   9,529   $  11,493   $  18,153   $  25,685
Europe..........................      8,595      11,207      16,813      22,277
Asia Pacific....................      6,370       5,318      15,715      15,043
Unallocated:
Research and development
expenses........................    (15,734)    (15,933)    (31,667)    (31,030)
                                  ----------  ----------  ----------  ----------
                                  $   8,760   $  12,085   $  19,014   $  31,975
                                  ==========  ==========  ==========  ==========

                                   June 30,     December 31,
                                     2002          2001
                                  (unaudited)
                                  ------------  ------------
Identifiable assets:
Americas........................  $   372,327   $   349,209
Europe..........................       62,903        65,201
Asia Pacific....................       11,954        10,209
                                  ------------  ------------
                                  $   447,184   $   424,619
                                  ============  ============

NOTE 6 - Recently Issued Accounting Pronouncements

In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002. The Statement rescinds SFAS No. 4 and requires that only unusual or infrequent gains and losses from extinguishment of debt should be classified as extraordinary items, consistent with APB Opinion 30. This Statement amends SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends certain existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have a material effect on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to on the date of an entity's commitment to an exit plan, which was the practice employed under EITF Issue 94-3. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS 146 is not expected to have a material effect on the Company's financial position or results of operations.

NOTE 7 - Commitments and Contingencies

On January 25, 2001, the Company filed a complaint in U.S. District Court, Eastern District of Texas (Marshall Division) against The MathWorks, Inc. ("Defendant") for patent infringement. The Company claims that the Defendant infringes certain of the Company's U.S. patents. Defendant challenges the validity and enforceability of these patents and asserts that it does not infringe the claims of these patents. The Company seeks monetary damages, injunction of the sale of certain products of the Defendant, and attorney's fees and costs. The case was originally set for trial September 4, 2002. However, on July 18, 2002, the court, due to other scheduling considerations, reset the trial for January 6, 2003. As a result of the rescheduled trial, the Company expects to incur legal expenses of approximately $700,000 in the third quarter of 2002 and approximately $800,000 spread between the fourth quarter of 2002 and the first quarter of 2003. Due to the inherent uncertainties of litigation, there can be no assurance that there will not be significant changes in the amount and timing of these expected expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding the future financial performance or operations of the Company
(including,  without  limitation,  statements  to the  effect  that the  Company
"believes," "expects," "plans," "may," "will," "projects," "continues," or "estimates" or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the Issues and Outlook section and financial statement line item discussions below. Readers are also encouraged to refer to the Company's Annual Report on Form 10-K for further discussion of the Company's business and the risks and opportunities attendant thereto.

Results of Operations

     The following table sets forth, for the periods  indicated,  the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
consolidated statements of income:

                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                  ----------------------  ----------------------
                                     2002        2001        2002        2001
                                  ----------  ----------  ----------  ----------
Net sales:
   Americas                           53.0%       51.9%       51.6%       52.0%
   Europe                             31.4        34.3        31.0        32.5
   Asia Pacific                       15.6        13.8        17.4        15.5
                                  ----------  ----------  ----------  ----------
   Consolidated net sales            100.0       100.0       100.0       100.0
Cost of sales                         28.5        26.2        27.6        25.5
                                  ----------  ----------  ----------  ----------
   Gross profit                       71.5        73.8        72.4        74.5
                                  ----------  ----------  ----------  ----------
Operating expenses:
   Sales and marketing                35.9        37.2        36.7        36.4
   Research and development           16.8        16.3        16.8        15.1
   General and administrative          9.4         7.9         8.8         7.5
                                  ----------  ----------  ----------  ----------
   Total operating expenses           62.1        61.4        62.3        59.0
                                  ----------  ----------  ----------  ----------
      Operating income                 9.4        12.4        10.1        15.5
Other income (expense):
   Interest income, net                0.9         1.5         0.9         1.6
   Net foreign exchange gain           0.2         0.1        (0.4)       (0.6)
   (loss)
   Other income                        0.5         0.2         0.3         0.2
                                  ----------  ----------  ----------  ----------

Income before income taxes            11.0        14.2        10.9        16.7
Provision for income taxes             3.1         4.5         3.1         5.3
                                  ----------  ----------  ----------  ----------

   Net income                          7.9%        9.7%        7.8%       11.4%
                                  =========-  ==========  ==========  ==========

     Net Sales. Consolidated net sales decreased by $4.2 million or 4% for the three months ended June 30, 2002 to $93.5 million from $97.7 million for the three months ended June 30, 2001, and decreased $17.5 million or 9% to $188.2 million for the six months ended June 30, 2002 from $205.8 million for the comparable period in the prior year. The decrease in sales for the three and six months ended June 30, 2002 was primarily attributable to the 18% and 27% declines, respectively, in the sales of certain hardware products that are used to control traditional instruments, which resulted from the continued worsening of the industrial economy and the severe deterioration of sales of traditional instruments by other vendors used in test and measurement applications. In the quarter ended June 30, 2002, the sales of hardware products that are used to control traditional instruments represented 19% of revenue compared to 22% in the quarter ended June 30, 2001. For the six months ended June 30, 2002, the sales of hardware products that are used to control traditional instruments represented 19% of revenue compared to 24% for the comparable prior year period.

     Sales in the Americas in the second quarter of 2002 decreased by 2% from the second quarter of 2001 and sales in the Americas for the six months ended June 30, 2002 decreased 9% from the six months ended June 30, 2001.

     Sales outside of North America, as a percentage of consolidated sales for the quarter ended June 30, 2002, decreased to 47% from 48% over the comparable 2001 period as a result of weaker sales in Europe. International sales as a percentage of consolidated sales for the six months ended June 30, 2002 remained flat at 48% compared with the comparable 2001 period. Compared to the corresponding periods in 2001, the Company's European sales decreased by 12% to $29.4 million for the quarter ended June 30, 2002 and decreased by 13% to $58.4 million for the six months ended June 30, 2002. Sales in Asia Pacific increased by 8% to $14.6 million in the quarter ended June 30, 2002 compared to the same period in 2001 and increased 3% to $32.7 million for the six months ended June 30, 2002 compared to the same period in 2001. The Company expects sales outside of North America to continue to represent a significant portion of its revenue.

     Sales made by the Company's direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the weighted average value of the U.S. dollar. This weighted average is calculated as the percentage change in the value of the currency relative to the U.S. dollar, multiplied by the proportion of international sales recorded in the particular currency. Between the second quarter of 2001 and the second quarter of 2002 the weighted value of the U.S. dollar decreased by 2.2%, causing an equivalent increase in the U.S. dollar value of the Company's foreign currency sales and expenses. If the weighted average value of the U.S. dollar in the second quarter of 2002 had been the same as that in the second quarter of 2001, on a pro-forma basis the Company's sales for the second quarter of 2002 would have decreased by 4%. Pro-forma European sales for the second quarter of 2002 would have decreased by 10% over the second quarter 2001. Pro-forma Asia Pacific sales for the second quarter of 2002 would have increased by 5% over the second quarter 2001 sales. If the weighted average value of the dollar in the six months ended June 30, 2002 had been the same as that in the six months ended June 30, 2001, on a pro-forma basis the Company's year-to-date sales would have decreased by 9% over 2001 year-to-date sales. Since most of the Company's international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing operating expenses $1.6 million for the six months ended June 30, 2002 and $200,000 for the quarter ended June 30, 2002.

     Gross Profit. As a percentage of net sales, gross profit decreased to 71.5% for the second quarter of 2002 from 73.8% for the second quarter of 2001 and decreased to 72.4% for the first six months of 2002 from 74.5% for the comparable period a year ago. Approximately 60% of the lower margin in the second quarter of 2002 is attributable to the impact of fixed charges relative to lower sales volume. The remaining fraction of the lower margin is attributable to reduced sales of certain hardware products that are used to control traditional instruments. There can be no assurance that the Company will maintain its historical margins.

     The Company  established a new  manufacturing  facility in Hungary in 2001.
The Company believes its current manufacturing capacity is adequate to meet current needs.

     Sales and Marketing. Sales and marketing expenses for the second quarter of 2002 decreased to $33.6 million, an 8% decrease, as compared to the second quarter of 2001 and decreased 8% to $69.0 million for the first six months of 2002 from the comparable 2001 period. As a percentage of net sales, sales and marketing expenses were 35.9% and 37.2% for the three months ended June 30, 2002 and 2001, respectively, and 36.7% and 36.4% for the six months ended June 30, 2002 and 2001, respectively. The decreases in these expenses is attributable to decreases in advertising and literature costs, training costs and special event activity. The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on recruiting, initial marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

     Research and Development. Research and development expenses decreased to $15.7 million for the quarter ended June 30, 2002, a 1% decrease as compared to $15.9 million for the three months ended June 30, 2001, and increased 2% to $31.7 million for the six months ended June 30, 2002 from the comparable 2001 period. As a percentage of net sales, research and development expenses increased to 16.8% for the quarter ended June 30, 2002, from 16.3% for the quarter ended June 30, 2001, and increased to 16.8% for the six months ended June 30, 2002, from 15.1% for the comparable 2001 period. The increase in research and development costs in the six month period ended June 30, 2002 versus the prior year period and as a percentage of sales in each period was primarily due to increases in personnel costs from hiring of additional product development engineers. Research and development personnel increased from 693 at June 30, 2001 to 758 at June 30, 2002. The Company plans to continue making a significant investment in research and development in order to remain competitive and continue revenue growth.

     The Company capitalizes software development costs in accordance with the SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. The Company amortizes such costs over the related product's estimated economic useful life, generally three years, beginning when a product becomes available for general release. Software amortization expense totaled $1.1 million and $756,000 for the quarters ended June 30, 2002 and 2001, respectively, and $1.9 million and $1.5 million during the six months ended June 30, 2002 and 2001, respectively. Software development costs capitalized were $1.2 million and $933,000 for the quarters ended June 30, 2002 and 2001, respectively, and $1.6 million and $2.0 million for the first six months of 2002 and 2001, respectively.

     General and Administrative. General and administrative expenses for the second quarter ended June 30, 2002 increased 15% to $8.8 million from $7.7 million for the comparable prior year period. For the first six months of 2002, general and administrative expenses increased 8% to $16.6 million from $15.4 million for the first six months of 2001. As a percentage of net sales, general and administrative expenses increased to 9.4% for the quarter ended June 30, 2002 from 7.9% for the second quarter of 2001. During the first six months of 2002, general and administrative expenses increased as a percentage of sales to 8.8% from 7.5% for the comparable prior year period. The Company's general and administrative expenses increased due to litigation costs of approximately $1.3 million associated with a legal action by the Company brought against MathWorks, Inc. in 2001 to enforce our intellectual property. (See Note 7 - Commitments and Contingencies.) The Company expects that general and administrative expenses in future periods will increase in absolute amounts and will fluctuate as a percentage of revenue.

     Interest Income, Net. Net interest income in the second quarter of 2002 decreased to $839,000 from $1.5 million in the second quarter of 2001, and decreased to $1.6 million for the first six months of 2002 from $3.3 million for the comparable 2001 period. Net interest income has historically represented less than two percent of revenue and has fluctuated as a result of investment balances, bank borrowings and interest terms thereon. The decrease in interest income for the quarter and six months ended June 30, 2002 was due to lower yields on the Company's investments. The primary source of interest income is from the investment of the Company's cash and short-term investments.

     Net Foreign Exchange Gain (Loss). The Company experienced net foreign exchange gains of $217,000 in the second quarter of 2002 compared to gains of $116,000 in the second quarter of 2001. Net foreign exchange losses of $677,000 were recognized for the first six months of 2002 compared to losses of $1.3 million for the first six months of 2001. These results are attributable to movements between the U.S. dollar and the local currencies in countries in which the Company's sales subsidiaries are located. The increase in net foreign exchange gains in the second quarter of 2002 and the decrease in net foreign exchange losses recognized in the six months ended June 30, 2002 is mainly due to the weakening of the U.S. dollar.

     The Company utilizes foreign currency forward contracts to hedge a majority of its foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. The Company typically limits the duration of its "receivables" foreign currency forward contracts to 90 days.

     The Company also utilizes foreign currency forward contracts and foreign currency purchased option contracts in order to reduce its exposure to fluctuations in future foreign currency cash flows. The Company purchases these contracts for up to 100% of its forecasted cash flows in selected currencies (primarily the euro and the yen) and limits the duration of these contracts to 30 months. The foreign currency purchased option contracts are purchased "at-the-money" or "out-of-the-money." As a result, the Company's hedging activities only partially address its risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. The Company does not invest in contracts for speculative purposes. The Company's hedging strategy reduced the foreign exchange gains by $3.5 million during the quarter ended June 30, 2002, and by $1.0 million for the six months ended June 30, 2002.

     Provision for Income Taxes. The provision for income taxes reflects an effective tax rate of 28% for the three and six months ended June 30, 2002 and 32% for the three and six months ended June 30, 2001. The decrease in the effective rate resulted from income tax benefits attributable to the extraterritorial income exclusion and a change in the distribution of income among taxing jurisdictions. The Company's effective tax rate is lower than the U.S. federal statutory rate of 35% primarily as a result of the extraterritorial income exclusion, tax-exempt interest and reduced tax rates in certain foreign jurisdictions.

Liquidity and Capital Resources

     The Company is currently financing its operations and capital expenditures through cash flow from operations. At June 30, 2002, the Company had working capital of approximately $218.7 million compared to $209.8 million at December 31, 2001. Net cash provided by operating activities for the six months ended June 30, 2002 totaled $21.5 million.

     Accounts receivable increased to $59.7 million at June 30, 2002 from $53.6 million at December 31, 2001. Days sales outstanding increased to 58 at June 30, 2002 compared to 51 at December 31, 2001. Consolidated inventory balances decreased to $32.5 million at June 30, 2002 from $32.6 million at December 31, 2001. Inventory turns remained flat at 3.3 for the quarter ended June 30, 2002 versus the quarter ended December 31, 2001. Cash used in the first six months of 2002 for the purchase of property and equipment totaled $15.6 million and $1.6 million was used for the capitalization of software development costs.

     In October of 2000, the Company began construction of an office building ("Mopac C") located on the North Austin campus. Construction costs have been and will continue to be paid out of the Company's existing working capital. The Company estimates the total cost for the new building, including furniture, fixtures and equipment, will be approximately $59 million. The Company has incurred approximately $52.0 million in construction costs as of June 30, 2002, with the remainder becoming payable over the next six months. The actual level of spending may vary depending on a variety of factors, including unforeseen difficulties in construction. Upon completion of the Mopac C building, the Company intends to vacate its existing 136,000 sq. ft. Millenium office building. The Company had previously signed an agreement to lease the Millenium building to a third party tenant, Trilogy Software, Inc. ("Trilogy") of Austin, Texas. On July 18, 2002, Trilogy, citing economic hardship, tendered a letter to the Company purporting to surrender all rights to the Millenium office building lease, indicating its intention not to make any lease payments after July 2002, and offering to buy-out its remaining obligations on the lease. At present, Trilogy has failed to make timely payment of rent due for August 2002 and is currently in default of the lease terms. The Company has not accepted Trilogy's surrender of the premises and has indicated to Trilogy its intent to strictly enforce the terms of the lease. Although the Company and Trilogy are currently discussing terms of a possible buy-out, there can be no assurance as to the timing or amount of payment the Company may receive from Trilogy, if any.

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances and internally generated funds. As of June 30, 2002, the Company had no debt outstanding.

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

     The Company has no debt or off-balance sheet debt. As of June 30, 2002, the Company has outstanding guarantees for payment of foreign operating leases, customs and foreign grants totaling approximately $3.3 million. At June 30, 2002, the Company did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company were engaged in such relationships.

Market Risk

     The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

     Foreign Currency Hedging Activities. The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on the Company's earnings and cash flow. Accordingly, the Company utilizes purchased foreign currency option contracts and forward contracts to hedge its exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. The Company monitors its foreign exchange exposures regularly to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on its results of operations and financial position. Based on the foreign exchange instruments outstanding at June 30, 2002, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate fair market value of all instruments outstanding of approximately $8.7 million. However, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, management believes that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure.

     Short-term Investments. The fair value of the Company's investments in marketable securities at June 30, 2002 was $99.0 million. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies the marketable securities portfolio by investing in multiple types of investment-grade securities. The Company's investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on the Company's investment portfolio and interest rates at June 30, 2002, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $675,000, respectively, in the fair value of the investment portfolio, which is not significantly different from December 31, 2001. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

Non-Audit  Services

     Prior to adoption of the Sarbanes-Oxley Act of 2002, the Company's Audit Committee modified its charter to pre-approve the following non-audit services (not to exceed $150,000 in the aggregate per year): tax research and consultations; international tax consulting; tax assistance and compliance in international locations; assistance with transfer pricing; expatriate tax services; consultations and assistance with other taxes including state and local taxes, sales and use taxes, customs and duties; review of intercompany agreements; and assistance with international manufacturing tax issues.

Recently Issued Accounting Pronouncements

     In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002. The Statement rescinds SFAS No. 4 and requires that only unusual or infrequent gains and losses from extinguishment of debt should be classified as extraordinary items, consistent with APB Opinion 30. This Statement amends SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends certain existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have a material effect on our financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to on the date of an entity's commitment to an exit plan, which was the practice employed under EITF Issue 94-3. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS 146 is not expected to have a material effect on the Company's financial position or results of operations.

Factors Affecting the Company's Business and Prospects

     U.S./Global Economic Slowdown. As recently experienced, when the worsening of the industrial economy resulted in a deterioration of the test and measurement market, the markets in which the Company does business could again experience the negative effects of a slowdown in the U.S., and/or Global economies. Downturns in the U.S. or Global economies could result in reduced purchasing and capital spending in any of the markets served by the Company which could have a material adverse effect on the Company's operating results.

     Budgets. The Company has established an operating budget for the remainder of 2002. The Company's spending for the second half of the year could exceed this budget due to a number of factors; including: additional marketing costs for conferences and tradeshows; increased costs from the over-hiring of product development engineers or other personnel; increased manufacturing costs resulting from component supply shortages and/or component price fluctuations; additional construction costs and/or delays in the construction of the Mopac C office building; failure of a third party tenant to pay rent for leased office space and/or additional litigation expenses related to intellectual property litigation. Any future decreased demand for our products could result in decreased revenue and could require the Company to revise its budget and reduce expenditures. Exceeding the established operating budget or failing to revise its budget in response to any decrease in our revenue could have a material adverse effect on the Company's operating results.

     Risk of Component Shortages. As has occurred in the past and as may be expected to occur in the future, supply shortages of components used in our products, including sole source components can result in significant additional costs and inefficiencies in manufacturing. If the Company is unsuccessful in resolving any such component shortages, it will experience a significant impact on the timing of revenue and/or an increase in manufacturing costs, either of which would have a material adverse impact on the Company's operating results.

     Fluctuations in Quarterly Results. The Company's quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors; including: changes in the mix of products sold; the availability and pricing of components from third parties (especially sole sources); the timing of orders; level of pricing of international sales; fluctuations in foreign currency exchange rates; the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales; and changes in pricing policies by the Company, its competitors or suppliers. Specifically, if the local currencies in which the Company sells weaken against the U.S. dollar, and if the local sales prices cannot be raised, the Company will experience a deterioration of its gross and net profit margins. If the U.S. dollar strengthens in the future, it could have a material adverse effect on gross and net profit margins.

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

     Risks Associated with Increased Development of Web Site. The Company has devoted significant resources in developing its Web site as a key marketing and sales tool and expects to continue to do so in the future. There can be no assurance that the Company will be successful in its attempt to leverage the Web to increase sales. The Company hosts its Web site internally. Failure to successfully maintain the Web site and to protect it from hackers could have a significant adverse impact on the Company's operating results.

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

     Risks Associated with International Operations and Foreign Economies. International sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. The Company must also comply with various export regulations. Failure to comply with these regulations could result in fines and/or termination of export licenses, which could have a material adverse effect on the Company's operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by the Company's international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the weighted average value of the U.S. dollar. This weighted average is calculated as the percentage change in the value of the currency relative to the dollar, multiplied by the proportion of international sales recorded in the particular currency. Between the second quarter of 2002 and the second quarter of 2001 this weighted average value of the U.S. dollar decreased by 2.2%, causing an equivalent increase in the U.S. dollar value of the Company's foreign currency sales and expenses. If the weighted average value during the second quarter of 2002 had been the same as that in the second quarter of 2001, on a pro-forma basis the Company's sales for the second quarter of 2002 would have decreased by 4%. If the weighted average value during the second quarter of 2002 had been the same as that in the second quarter of 2001, on a pro-forma basis the Company's consolidated operating expenses would have been $58.0 million. If the U.S. dollar strengthens in the future, it could have a material adverse effect on the operating results of the Company.

     As of June 30, 2002, the Company has $3.0 million of deferred gains on yen foreign currency cash flow hedge contracts recorded in accumulated other comprehensive income that are expected to be reclassified into earnings over the next 18 months. If the yen fails to strengthen before the expiration of these contracts, and if the Company is unable to increase prices in Japan and/or globally, the Company will experience a deterioration of revenue and gross and net profit margins, which could have a material adverse effect on the Company's operating results.

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

     Income Tax Rate. The Company established a manufacturing facility in Hungary in 2001. As a result of certain foreign investment incentives available under Hungarian law, the profit from the Company's Hungarian operation is currently exempt from income tax through 2011. These benefits may not be available in the future due to changes in Hungary's political condition and/or tax laws. Specifically, Hungary has applied for inclusion into the European Union. In order for Hungary to gain acceptance into the European Union, the Hungarian government may choose to change existing tax laws which could result in the reduction or elimination of these foreign investment incentives. The reduction or elimination of these foreign investment incentives would result in the reduction or elimination of certain tax benefits thereby increasing the Company's future effective income tax rate, which could have a material adverse effect on the Company's results of operations.

     The Company receives a substantial income tax benefit from the extraterritorial income exemption ("ETI") under U.S. law. The ETI rules provide that a percentage of the profits from products and intangibles exported from the U.S. are exempt from U.S. tax. This benefit may not be available in the future as ETI has been ruled an illegal export subsidy by the World Trade Organization. Legislation has been introduced in Congress that would repeal ETI as of December 31, 2002. The repeal of ETI would result in the elimination of this tax benefit thereby increasing the Company's future effective income tax rate, which could have a material adverse effect on the Company's results of operations.

     Products Dependent on Certain Industries. The Company's products are dependent on customers in certain industries, particularly the telecommunications, semiconductor, automotive, automated test equipment, defense and aerospace industries. As experienced in 2001, and as may be expected to occur in the future, downturns characterized by diminished product demand in any one or more of these industries could result in decreased sales, which could have a material adverse effect on the Company's results of operations.

     Dependence on Key Suppliers. The Company's manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these components are available through sole or limited sources. Sole-source components purchased by the Company include custom application-specific integrated circuits ("ASICs") and other components. The Company has in the past experienced delays and quality problems in connection with sole-source components, and there can be no assurance that these problems will not recur in the future. Accordingly, the failure to receive sole-source components from suppliers could result in a material adverse effect on the Company's revenues and results of operations.

     Stock-based  Compensation  Plans.  The Company  has two active  stock-based compensation plans and one inactive plan. The two active stock-based compensation plans are the 1994 Incentive Stock Option Plan and the Employee Stock Purchase Plan. The Company currently adheres to the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and as such, no compensation cost has been recognized in the Company's financial statements for the stock option plan and the stock purchase plan. The Company is currently monitoring the recent discussions related to possible new regulations regarding the accounting treatment for stock options. The Company will comply with any changes in the accounting of stock options required by the FASB. If the fair value based method of accounting for stock options established under SFAS No. 123 were adopted, the Company estimates it would have recognized stock option expense of approximately $73,000 and $340,000 for the quarter and six month periods ended June 30, 2002. If the Company were to adopt the accounting provision of SFAS No. 123, the adoption would be prospective. Accordingly, the Company would expect stock option expense to increase in the future if additional stock options are issued.

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

     Dependence on Key Management and Technical Personnel. The Company's success depends to a significant degree upon the continued contributions of its key management, sales, marketing, research and development and operational personnel, including Dr. Truchard, the Company's Chairman and Chief Executive Officer, and other members of senior management and key technical personnel. The Company has no agreements providing for the employment of any of its key employees for any fixed term and the Company's key employees may voluntarily terminate their employment with the Company at any time. The loss of the services of one or more of the Company's key employees in the future could have a material adverse effect on operating results. The Company also believes its future success will depend in large part upon its ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, including companies acquired through acquisition, as well as training, motivating and supervising the employees. In addition, the recruiting environment for software engineering, sales and other technical professionals is very competitive. Competition for qualified software engineers is particularly intense and is likely to result in increased personnel costs. Failure to attract or retain qualified software engineers could have an adverse effect on the Company's operating results. The Company also recruits and employs foreign nationals to achieve its hiring goals primarily for engineering and software positions. There can be no guarantee that the Company will continue to be able to recruit foreign nationals to the current degree. These factors further intensify competition for key personnel, and there can be no assurance that the Company will be successful in retaining its existing key personnel or attracting and retaining additional key personnel. Failure to attract and retain a sufficient number of technical personnel could have a material adverse effect on the Company's results of operations.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On January 25, 2001, the Company filed a complaint in U.S. District Court, Eastern District of Texas (Marshall Division) against The MathWorks, Inc. ("Defendant") for patent infringement. The Company claims that the Defendant infringes certain of the Company's U.S. patents. Defendant challenges the validity and enforceability of these patents and asserts that it does not infringe the claims of these patents. The Company seeks monetary damages, injunction of the sale of certain products of the Defendant, and attorney's fees and costs. The case was originally set for trial September 4, 2002. However, on July 18, 2002, the court, due to other scheduling considerations, reset the trial for January 6, 2003. As a result of the rescheduled trial, the Company expects to incur legal expenses of approximately $700,000 in the third quarter of 2002 and approximately $800,000 spread between the fourth quarter of 2002 and the first quarter of 2003. Due to the inherent uncertainties of litigation, there can be no assurance that there will not be significant changes in the amount and timing of these expected expenses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)  The annual meeting of stockholders was held on May 14, 2002.

  (b) The following directors were elected at the meeting to serve a term of three years:

          Donald M. Carlton
          Jeffrey L. Kodosky

         The following directors are continuing to serve their terms:

            James J. Truchard
            Charles J. Roesslein
            Ben G. Streetman
            R. Gary Daniels

  (c) The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:
                                                                        Broker
                                        For         Against    Abstain  Non-Vote

      (1)  Election of directors:
             Donald M. Carlton          45,960,187             447,542
             Jeffrey L. Kodosky         45,923,056             484,673

                                                                        Broker
                                        For         Against    Abstain  Non-Vote

      (2)  Ratification of              45,230,065  1,166,305  11,359
           PricewaterhouseCoopers LLP
           as the Company's independent
           public accountants for the
           fiscal year ending
           December 31, 2002.

     The foregoing matters are described in detail in the Company's definitive proxy statement dated April 4, 2002, for the Annual Meeting of Stockholders held on May 14, 2002.

ITEM 5.  OTHER INFORMATION

     Pursuant to the Company's Bylaws, stockholders of the Company may submit proper proposals for inclusion in the Company's proxy statement and for consideration at the next annual meeting of stockholders by submitting their proposals in writing to the Secretary of the Company in a timely manner. In order to be considered for inclusion in the Company's proxy materials for the annual meeting of stockholders to be held in the year 2003, stockholder proposals must be received by the Secretary of the Company no later than December 5, 2002, and must otherwise comply with the requirements of Rule 14a-8 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

     In addition, the Company's bylaws establish an advance notice procedure with regard to business brought before an annual meeting, including stockholder proposals not included in the Company's proxy statement. For director nominations or other business to be properly brought before the 2003 Annual Meeting by a stockholder, such stockholder must deliver written notice to the Secretary of the Company at the Company's principal executive office no later than February 3, 2003 and no earlier than January 4, 2003. If the date of the Company's 2003 Annual Meeting is advanced or delayed by more than 30 calendar days from the first anniversary date of the 2002 Annual Meeting, your notice of a proposal will be timely if it is received by the Company by the close of business on the tenth day following the day the Company publicly announces the date of the 2003 Annual Meeting.

     The proxies solicited by the Company each year grant the proxy holders discretionary authority to vote on any matter raised at the Company's annual meeting. If a stockholder fails to comply with the foregoing notice provisions, proxy holders will be allowed to use their discretionary voting authority should the stockholder proposal come before the 2003 Annual Meeting.

     A copy of the full text of the bylaw provisions governing the notice requirements set forth above may be obtained by writing to the Secretary of the Company. All notices of proposals and director nominations by stockholders should be sent to National Instruments Corporation, 11500 N. Mopac Expressway, Building B, Austin, Texas 78759, Attention: Corporate Secretary.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits.

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

         4.2* Rights Agreement dated as of May 19, 1994, between the Company and
              The First National Bank of Boston.

        10.1* Form of Indemnification Agreement.

        10.2* 1994 Incentive Plan.

        10.3* 1994 Employee Stock Purchase Plan.

        11.1  Computation of Earnings Per Share

        99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

  * Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.

  (b)  Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.

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


                                NATIONAL INSTRUMENTS CORPORATION
                                Registrant




                                BY: /s/ Alex Davern
                                    Alex Davern
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)





Dated:  August 13, 2002

                        NATIONAL INSTRUMENTS CORPORATION

                                INDEX TO EXHIBITS



      Exhibit No.                   Description                          Page
      -----------             ------------------------                   ----
          11.1          Statement Regarding Computation of                24
                        Earnings per Share

          99.1          Certification of Chief Executive Officer          25
                        and Chief Financial Officer Pursuant to
                        18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002