Form 10-Q
period 2002-09-30
NATIONAL INSTRUMENTS CORP /DE/
filed 2002-11-07
CIK 935494

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
---
     Exchange Act of 1934

For the fiscal quarter ended:  September 30, 2002 or

     Transition report pursuant to Section 13 or 15(d) of the Securities
---
     Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number:     0-25426
                        ---------------

                        NATIONAL INSTRUMENTS CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                   74-1871327
----------------------------------------     -----------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification Number)
     11500 North MoPac Expressway
             Austin, Texas                                 78759
----------------------------------------     -----------------------------------
    (address of principal executive                      (zip code)
               offices)

       Registrant's telephone number, including area code: (512) 338-9119
                              ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding at November 5, 2002
     Common Stock - $0.01 par value                       50,993,284

                         NATIONAL INSTRUMENTS CORPORATION


              INDEX
                                                                        Page No.
              PART I.  FINANCIAL INFORMATION                            --------

Item 1        Financial Statements:

                 Consolidated Balance Sheets
                 September 30, 2002 (unaudited) and December 31, 2001      3

                 Consolidated Statements of Income (unaudited)
                 Three months and nine months ended September 30, 2002
                 and 2001                                                  4

                 Consolidated Statements of Cash Flows (unaudited)
                 Nine months ended September 30, 2002 and 2001             5

                 Notes to Consolidated Financial Statements                6

Item 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         10

Item 3        Quantitative and Qualitative Disclosures About Market Risk  19

Item 4        Controls and Procedures                                     19


              PART II.  OTHER INFORMATION

Item 1        Legal Proceedings                                           20

Item 6        Exhibits and Reports on Form 8-K                            20

PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                        NATIONAL INSTRUMENTS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                  September 30,    December 31,
                                                      2002             2001
                                                  -------------    ------------
Assets                                             (unaudited)
Current assets:
   Cash and cash equivalents...................    $   66,200       $   49,089
   Short-term investments......................        77,185          101,422
   Accounts receivable, net....................        55,518           53,624
   Inventories, net............................        39,622           32,607
   Prepaid expenses and other current assets...        14,805           20,608
   Deferred income tax, net....................         7,708            6,408
                                                  -------------    ------------
      Total current assets.....................       261,038          263,758
Property and equipment, net....................       150,720          137,360
Intangibles and other assets...................        25,268           23,501
                                                  -------------    ------------
      Total assets.............................    $  437,026       $  424,619
                                                  =============    ============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable............................    $   26,147       $   28,958
   Accrued compensation........................        10,874            8,944
   Accrued expenses and other liabilities......         8,963            6,819
   Income taxes payable........................         6,110            1,298
   Other taxes payable.........................         9,708            7,903
                                                  -------------    ------------
      Total current liabilities................        61,802           53,922
Deferred income taxes..........................         3,230            4,533
                                                  -------------    ------------
      Total liabilities........................        65,032           58,455
                                                  -------------    ------------
Commitments and contingencies                              --               --
Stockholders' equity:
   Common Stock: par value $0.01; 180,000,000
   shares authorized; 50,769,239 and
   51,162,469 shares issued and outstanding,
   respectively................................           508              512
Additional paid-in capital.....................        65,308           78,261
Retained earnings..............................       311,849          290,408
Accumulated other comprehensive loss...........        (5,671)          (3,017)
                                                  -------------    ------------
      Total stockholders' equity...............       371,994          366,164
                                                  -------------    ------------
      Total liabilities and stockholders' equity   $  437,026       $  424,619
                                                  =============    ============

    The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                  ----------------------  ----------------------
                                     2002        2001        2002        2001
                                  ----------  ----------  ----------  ----------

Net sales.......................  $  96,020   $  85,062   $ 284,264   $ 290,849

Cost of sales...................     25,196      23,288      77,157      75,789
                                  ----------  ----------  ----------  ----------
  Gross profit..................     70,824      61,774     207,107     215,060
                                  ----------  ----------  ----------  ----------
Operating expenses:
   Sales and marketing..........     36,679      34,275     105,653     109,167
   Research and development.....     16,095      14,920      47,762      45,950
   General and administrative...      9,444       6,070      26,072      21,459
                                  ----------  ----------  ----------  ----------
      Total operating expenses..     62,218      55,265     179,487     176,576
                                  ----------  ----------  ----------  ----------

      Operating income..........      8,606       6,509      27,620      38,484

Other income (expense):
   Interest income, net.........        785       1,303       2,419       4,574
   Net foreign exchange gain
    (loss)......................       (612)        341      (1,288)       (921)
   Other income.................        506         206       1,028         601
                                  ----------  ----------  ----------  ----------
Income before income taxes......      9,285       8,359      29,779      42,738
Provision for income taxes......      2,600       2,674       8,338      13,676
                                  ----------  ----------  ----------  ----------

      Net income................  $   6,685   $   5,685   $  21,441   $  29,062
                                  ==========  ==========  ==========  ==========

Basic earnings per share........  $    0.13   $    0.11   $    0.42   $    0.57
                                  ==========  ==========  ==========  ==========

Weighted average shares
 outstanding-basic..............     51,195      50,956      51,286      50,848
                                  ==========  ==========  ==========  ==========

Diluted earnings per share......  $    0.13   $    0.11   $    0.40   $    0.54
                                  ==========  ==========  ==========  ==========

Weighted average shares
 outstanding-diluted............     52,906      53,288      53,603      53,682
                                  ==========  ==========  ==========  ==========

    The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                             Nine Months Ended
                                                               September 30,
                                                          ----------------------
                                                             2002        2001
                                                          ----------  ----------
Cash flow from operating activities:
   Net income..........................................   $  21,441   $  29,062
   Adjustments to reconcile net income to cash
   provided by operating activities:
      Charges to income not requiring cash outlays:
        Depreciation and amortization..................      14,862      12,393
        Provision for (benefit from) deferred income
        taxes..........................................      (2,605)      1,067
      Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable.....      (1,894)     21,356
        Increase in inventory..........................      (7,015)     (1,702)
        Decrease (increase) in prepaid expense and
        other assets...................................       3,154      (8,971)
        Increase in current liabilities................       5,677       1,507
                                                          ----------  ----------
      Net cash provided by operating activities........      33,620      54,712
                                                          ----------  ----------

Cash flow from investing activities:
   Capital expenditures................................     (24,753)    (45,149)
   Additions to intangibles ...........................      (5,239)     (3,918)
   Purchases of short-term investments.................    (106,294)   (110,790)
   Sales of short-term investments.....................     130,531     101,855
                                                          ----------  ----------
      Net cash used in investing activities............      (5,755)    (58,002)
                                                          ----------  ----------
Cash flow from financing activities:
   Proceeds from issuance of common stock..............       6,666       6,233
   Repurchase of common stock..........................     (17,420)     (3,433)
                                                          ----------  ----------
      Net cash (used in) provided by financing
      activities.......................................     (10,754)      2,800
                                                          ----------  ----------
Net increase (decrease) in cash and cash equivalents...      17,111        (490)
Cash and cash equivalents at beginning of period.......      49,089      75,277
                                                          ----------  ----------

Cash and cash equivalents at end of period.............   $  66,200   $  74,787
                                                          ==========  ==========


Non-cash financing activities:
   Accrued liability for repurchase of common stock....   $   2,203   $      --
                                                          ==========  ==========

    The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of National Instruments Corporation and its consolidated subsidiaries at September 30, 2002 and December 31, 2001, and the results of operations for the three-month and nine-month periods ended September 30, 2002 and 2001, and the cash flows for the nine-month periods ended September 30, 2002 and 2001. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three-month and nine-month periods ended September 30, 2002 and 2001, respectively, are as follows (in thousands):

                                    Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                  ----------------------  ----------------------
                                        (unaudited)             (unaudited)
                                     2002        2001        2002        2001
                                  ----------  ----------  ----------  ----------

Weighted average shares
outstanding-basic...............     51,195      50,956      51,286      50,848
Plus: Common share equivalents
   Stock options................      1,711       2,332       2,317       2,834
                                  ----------  ----------  ----------  ----------
Weighted average shares
outstanding-diluted.............     52,906      53,288      53,603      53,682
                                  ==========  ==========  ==========  ==========

Stock options to acquire 3,071,000 and 1,541,000 shares for the quarters ended September 30, 2002 and 2001, respectively, and 1,545,000 and 1,382,000 shares for the nine months ended September 30, 2002 and 2001, respectively, were not included in the computations of diluted earnings per share because the effect of including the stock options would have been anti-dilutive.

NOTE 3 - Inventories

Inventories, net consist of the following (in thousands):
                                      September 30, 2002       December 31, 2001
                                          (unaudited)
                                      ------------------       -----------------
      Raw materials...............        $  20,811                $  15,394
      Work-in-process.............            1,855                      824
      Finished goods..............           16,956                   16,389
                                      ------------------       -----------------
                                          $  39,622                $  32,607
                                      ==================       =================

NOTE 4 - Comprehensive Income

Total comprehensive income for the quarters ended September 30, 2002 and 2001 is $6.5 million and $4.7 million, respectively, and includes other comprehensive loss of $235,000 and $1.0 million, respectively. For the first nine months of 2002 and 2001, comprehensive income is $18.8 million and $29.8 million, respectively, and includes other comprehensive loss of $2.7 million and other comprehensive income of $697,000, respectively.

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

                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                  ----------------------  ----------------------
                                        (unaudited)             (unaudited)
                                     2002        2001        2002        2001
                                  ----------  ----------  ----------  ----------
Net sales:
Americas:
  Unaffiliated customer sales...  $  50,432   $  44,671   $ 147,620   $ 151,729
  Geographic transfers..........     15,087      12,329      42,329      41,591
                                  ----------  ----------  ----------  ----------
                                     65,519      57,000     189,949     193,320
                                  ----------  ----------  ----------  ----------

Europe:
  Unaffiliated customer sales...     27,065      26,991      85,430      93,879
                                  ----------  ----------  ----------  ----------
Asia Pacific:
  Unaffiliated customer sales...     18,523      13,400      51,214      45,241
                                  ----------  ----------  ----------  ----------
Eliminations....................    (15,087)    (12,329)    (42,329)    (41,591)
                                  ----------  ----------  ----------  ----------
                                  $  96,020   $  85,062   $ 284,264   $ 290,849
                                  ==========  ==========  ==========  ==========


                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                  ----------------------  ----------------------
                                        (unaudited)             (unaudited)
                                     2002        2001        2002        2001
                                  ----------  ----------  ----------  ----------
Operating income:
Americas........................  $   7,625   $   8,583   $  25,778   $  34,268
Europe..........................      7,337       7,524      24,149      29,801
Asia Pacific....................      9,739       5,322      25,455      20,365
Unallocated:
Research and development
expenses........................    (16,095)    (14,920)    (47,762)    (45,950)
                                  ----------  ----------  ----------  ----------
                                  $   8,606   $   6,509   $  27,620   $  38,484
                                  ==========  ==========  ==========  ==========

                                  September 30,      December 31,
                                      2002              2001
                                   (unaudited)
                                  -------------      ------------
Identifiable assets:
Americas........................  $   358,987        $   349,209
Europe..........................       58,516             65,201
Asia Pacific....................       19,523             10,209
                                  -------------      ------------
                                  $   437,026        $   424,619
                                  =============      ============

NOTE 6 - Commitments and Contingencies

The Company has filed two complaints in the U.S. District Court, Eastern District of Texas (Marshall Division) against The MathWorks, Inc. ("Defendant") for patent infringement. In the first complaint, filed January 25, 2001, the Company claims that the Defendant infringes certain of the Company's U.S. patents. The Defendant challenges the validity and enforceability of these patents and asserts that it does not infringe the claims of these patents. The case is scheduled for trial on January 6, 2003. In the second complaint, filed October 21, 2002, the Company claims that the Defendant infringes certain other of the Company's U.S. patents. In each case, the Company seeks monetary damages, injunction of the sale of certain products of the Defendant, and attorney's fees and costs. For both complaints, the Company expects to incur legal expenses of approximately $2.4 million over the next six months. Due to the inherent uncertainties of litigation, there may be significant changes in the amount and timing of these expected expenses.

NOTE 7 - Subsequent Events

On October 16, 2002, the Company and Trilogy Software, Inc. ("Trilogy") settled a dispute regarding Trilogy's buy-out of the lease of the Company's Millenium office building, which will result in a gain from lease termination. The Company also announced its intention to contribute approximately $4 million during the fourth quarter of 2002 to a 501(c)(3) charitable foundation to continue its promotion of scientific and engineering research and education at higher education institutions worldwide. The expense associated with this donation is expected to offset the impact of the net gain from lease termination and additional lease consolidation in the Company's results of operations.

NOTE 8 - Recently Issued Accounting Pronouncements

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to on the date of an entity's commitment to an exit plan, which was the practice employed under EITF Issue 94-3. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 is not expected to have a material effect on the Company's financial position or results of operations.

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

Results of Operations

     The following table sets forth, for the periods  indicated,  the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
consolidated statements of income:

                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                     --------------------- ---------------------
                                        2002       2001       2002       2001
                                     ---------- ---------- ---------- ----------
Net sales:
   Americas                             52.5%      52.5%      51.9%      52.2%
   Europe                               28.2       31.7       30.1       32.3
   Asia Pacific                         19.3       15.8       18.0       15.5
                                     ---------- ---------- ---------- ----------
   Consolidated net sales              100.0      100.0      100.0      100.0
Cost of sales                           26.2       27.4       27.2       26.1
                                     ---------- ---------- ---------- ----------
   Gross profit                         73.8       72.6       72.8       73.9
                                     ---------- ---------- ---------- ----------
   Sales and marketing                  38.2       40.3       37.2       37.5
   Research and development             16.8       17.5       16.8       15.8
   General and administrative            9.8        7.1        9.1        7.4
                                     ---------- ---------- ---------- ----------
   Total operating expenses             64.8       64.9       63.1       60.7
                                     ---------- ---------- ---------- ----------
     Operating income                    9.0        7.7        9.7       13.2
Other income (expense):
   Interest income, net                  0.8        1.5        0.8        1.6
   Net foreign exchange gain (loss)     (0.6)       0.4       (0.5)      (0.3)
   Other income                          0.5        0.2        0.4        0.2
                                     ---------- ---------- ---------- ----------
Income before income taxes               9.7        9.8       10.4       14.7
Provision for income taxes               2.7        3.1        2.9        4.7
                                     ---------- ---------- ---------- ----------

   Net income                            7.0%       6.7%       7.5%      10.0%
                                     ========== ========== ========== ==========

     Net Sales. Consolidated net sales increased by $11.0 million or 12.9% for the three months ended September 30, 2002 to $96.0 million from $85.1 million for the three months ended September 30, 2001, and decreased $6.6 million or 2.3% to $284.3 million for the nine months ended September 30, 2002 from $290.8 million for the comparable period in the prior year. The increase in sales in the third quarter of 2002 was primarily attributable to the introduction of new and upgraded products, increased market acceptance of the Company's products in each of the geographical areas in which the Company operates, and an expanded customer base. The decrease in sales for the first nine months of 2002 is attributable to the approximate 16% decline in the sales of hardware products that are used to control traditional instruments, which resulted from the downturn in the industrial economy and the severe deterioration of sales of traditional instruments by other vendors used in test and measurement applications. In the nine month period ended September 30, 2002, the sales of hardware products that are used to control traditional instruments represented 19% of revenue compared to 23% in the comparable prior year period.

     Sales in the Americas in the third quarter of 2002 increased by 13% from the third quarter of 2001 and sales in the Americas for the nine months ended September 30, 2002 decreased by 3% from the nine months ended September 30, 2001. Sales outside of North America, as a percentage of consolidated sales for the quarter ended September 30, 2002 remained constant at 47.5% compared to the quarter ended September 30, 2001 and for the nine months ended September 30, 2002 increased to 48.1% from 47.8% over the comparable 2001 period as a result of stronger sales in Asia Pacific. Compared to the corresponding periods in 2001, the Company's European sales remained flat at approximately $27 million for the quarter ended September 30, 2002 and decreased by 9% to $85.4 million for the nine months ended September 30, 2002. Sales in Asia Pacific increased by 38% to $18.5 million for the quarter ended September 30, 2002 compared to the same period in 2001 and increased 13% to $51.2 million for the nine months ended September 30, 2002 compared to the same period in 2001. The Company expects sales outside of North America to continue to represent a significant portion of its revenue.

     Sales made by the Company's direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the weighted average value of the U.S. dollar. This weighted average is calculated as the percentage change in the value of the currency relative to the U.S. dollar, multiplied by the proportion of international sales recorded in the particular currency. Between the third quarter of 2001 and the third quarter of 2002 the weighted value of the U.S. dollar decreased by 10.5%, causing an equivalent increase in the U.S. dollar value of the Company's foreign currency sales and expenses. If the weighted average value of the U.S. dollar in the third quarter of 2002 had been the same as that in the third quarter of 2001, on a pro-forma basis the Company's sales for the third quarter of 2002 would have increased by 10%. Pro-forma European sales for the third quarter of 2002 would have decreased by 2% from the third quarter 2001. Pro-forma Asia Pacific sales for the third quarter of 2002 would have increased by 26% from third quarter 2001 sales. If the weighted average value of the dollar in the nine months ended September 30, 2002 had been the same as that in the nine months ended September 30, 2001, on a pro-forma basis the Company's year-to-date sales would have decreased by 4% from the 2001 year-to-date sales. Since most of the Company's international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing operating expenses $3.4 million for the nine months ended September 30, 2002 and by $1.8 million for the quarter ended September 30, 2002.

     Gross Profit. As a percentage of net sales, gross profit increased to 73.8% for the third quarter of 2002 from 72.6% for the third quarter of 2001 and decreased to 72.8% for the first nine months of 2002 from 73.9% for the comparable period a year ago. The gross margin increase in the third quarter of 2002 is primarily attributable to favorable foreign exchange rates, and to the impact of fixed charges relative to higher sales volume. The decrease in the gross margin for the first nine months of 2002 compared to the comparable prior year period is primarily due to the reduced sales of certain hardware products that are used to control traditional instruments, and to inventory writedowns resulting from lower sales volume of certain products. There can be no assurance that the Company will maintain its historical margins.

     The Company  established a new  manufacturing  facility in Hungary in 2001.
The Company believes its current manufacturing capacity is adequate to meet current needs.

     Sales and Marketing. Sales and marketing expenses for the third quarter of 2002 increased to $36.7 million, a 7.0% increase, as compared to the third quarter of 2001, and decreased 3.2% to $105.7 million for the first nine months of 2002 from the comparable 2001 period. As a percentage of net sales, sales and marketing expenses were 38.2% and 40.3% for the quarters ended September 30, 2002 and 2001, respectively, and 37.2% and 37.5% for the nine months ended September 30, 2002 and 2001, respectively. Approximately 76% of the decrease in these expenses for the nine months ended September 30, 2002, is attributable to decreases in advertising and literature costs, and approximately 24% of the decrease is the result of decreased special event activity. Approximately 70% of the increase in sales and marketing expenses for the quarter ended September 30, 2002, is attributable to the increase in sales and marketing personnel both internationally and in North America and approximately 30% of the increase is attributable to increased advertising costs. The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on recruiting, initial marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

     Research and Development. Research and development expenses increased to $16.1 million for the quarter ended September 30, 2002, a 7.9% increase, as compared to $14.9 million for the three months ended September 30, 2001, and increased 3.9% to $47.8 million for the nine months ended September 30, 2002 from $46.0 million in the comparable 2001 period. As a percentage of net sales, research and development expenses represented 16.8% and 17.5% for the third quarters ended September 30, 2002 and 2001, respectively, and 16.8% and 15.8% for the nine months ended September 30, 2002 and 2001, respectively. The increase in research and development costs in absolute amounts in each period and as a percentage of sales for the nine months ended September 30, 2002 is due to increases in personnel costs from hiring of additional product development engineers. Research and development personnel increased from 728 at September 30, 2001 to 802 at September 30, 2002. The Company plans to continue making a significant investment in research and development in order to remain competitive and continue revenue growth.

     The Company capitalizes software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. The Company amortizes such costs over the related product's estimated economic useful life, generally three years, beginning when a product becomes available for general release. Software amortization expense totaled $953,000 and $802,000 for the quarters ended September 30, 2002 and 2001, respectively, and $3.0 million and $2.3 million during the nine months ended September 30, 2002 and 2001, respectively. Software development costs capitalized were $1.5 million and $1.2 million for the quarters ended September 30, 2002 and 2001, respectively, and $3.0 million and $3.2 million for the first nine months of 2002 and 2001, respectively.

     General and Administrative. General and administrative expenses for the quarter ended September 30, 2002 increased 55.6% to $9.4 million from $6.1 million for the comparable prior year period. For the first nine months of 2002, general and administrative expenses increased 21.4% to $26.1 million from $21.4 million for the first nine months of 2001. As a percentage of net sales, general and administrative expenses increased to 9.8% for the quarter ended September 30, 2002 from 7.1% for the third quarter of 2001. During the first nine months of 2002, general and administrative expenses as a percentage of sales increased to 9.1% from 7.4% in the comparable prior year period. The increase in general and administrative expenses for the quarter and nine months ended September 30, 2002, from the comparable prior year periods is attributable to increased litigation costs of $1.2 million and $3.5 million, respectively, associated with a legal action by the Company brought against The MathWorks, Inc. in 2001 to enforce the Company's intellectual property, compared to a gain of approximately $1.2 million in the third quarter of 2001, recorded upon the settlement of a previous case. The Company expects to incur litigation expenses related to the MathWorks case of approximately $2.4 million over the next six months. (See Note 6 - Commitments and Contengencies). The Company expects that general and administrative expenses in future periods will increase in absolute amounts and will fluctuate as a percentage of revenue.

     Interest Income, Net. Net interest income in the third quarter of 2002 decreased to $785,000 from $1.3 million in the third quarter of 2001 and decreased to $2.4 million for the first nine months of 2002 from $4.6 million for the comparable 2001 period. Net interest income has historically represented less than two percent of revenue and has fluctuated as a result of investment balances, bank borrowings and interest terms thereon. The decrease in interest income for the quarter and nine months ended September 30, 2002 was due to lower yields on the Company's investments. The primary source of interest income is from the investment of the Company's cash.

     Net Foreign Exchange Gain (Loss). The Company experienced net foreign exchange losses of $612,000 in the third quarter of 2002 compared to gains of $341,000 in the third quarter of 2001. Net foreign exchange losses of $1.3 million were recognized for the first nine months of 2002 compared to losses of $921,000 for the first nine months of 2001. Foreign exchange gains and losses are attributable to movements between the U.S. dollar and the local currencies in countries in which the Company's subsidiaries are located. The net foreign exchange losses in the third quarter of 2002 is mainly due to the strengthening of the U.S. dollar.

     The Company utilizes foreign currency forward contracts to hedge a majority of its foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. The Company typically limits the duration of its "receivables" foreign currency forward contracts to 90 days.

     The Company also utilizes foreign currency forward contracts and foreign currency purchased option contracts in order to reduce its exposure to fluctuations in future foreign currency cash flows. The Company purchases these contracts for up to 100% of its forecasted cash flows in selected currencies (primarily the euro, yen and pound sterling) and limits the duration of these contracts to 40 months. The foreign currency purchased option contracts are purchased "at-the-money" or "out-of-the-money." As a result, the Company's hedging activities only partially address its risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. The Company does not invest in contracts for speculative purposes. The Company's hedging strategy reduced the foreign exchange losses by $10,000 during the quarter ended September 30, 2002, and reduced the foreign exchange gains by $3.7 million for the nine months ended September 30, 2002.

     Provision for Income Taxes. The provision for income taxes reflects an effective tax rate of 28% for the three and nine months ended September 30, 2002 and 32% for the three and nine months ended September 30, 2001. The decrease in the effective rate resulted from income tax benefits attributable to the extraterritorial income exclusion and a change in the distribution of income among taxing jurisdictions, particularly the impact of the Company's new manufacturing facility in Hungary. The effective tax rate is lower than the U.S. federal statutory rate of 35% primarily as a result of the extraterritorial income exclusion, tax-exempt interest and reduced tax rates in certain foreign jurisdictions.

Subsequent Events

     On October 16, 2002, the Company and Trilogy Software, Inc. ("Trilogy") settled a dispute regarding Trilogy's buy-out of the lease of the Company's Millenium office building, which will result in a gain from lease termination. The Company also announced its intention to contribute approximately $4 million during the fourth quarter of 2002 to a 501(c)(3) charitable foundation to continue its promotion of scientific and engineering research and education at higher education institutions worldwide. The expense associated with this donation is expected to offset the impact of the net gain from lease termination and additional lease consolidation in the Company's results of operations.

Liquidity and Capital Resources

     The Company is currently financing its operations and capital expenditures through cash flow from operations. At September 30, 2002, the Company had working capital of approximately $199.2 million compared to $209.8 million at December 31, 2001. In the first nine months of 2002, the Company generated $33.6 million of cash provided by operating activities, primarily from net income of $21.4 million.

     Accounts receivable increased to $55.5 million at September 30, 2002 from $53.6 million at December 31, 2001. Days sales outstanding decreased to 53 at September 30, 2002 compared to 57 at September 30, 2001. Consolidated inventory balances increased to $39.6 million at September 30, 2002 from $32.6 million at December 31, 2001. Inventory turns of 2.6 represent a decrease from turns of 3.1 at December 31, 2001. The increase in inventory was due to the planned increase in finished goods and safety stock inventory which enabled the Company to reduce delivery time of products to customers thereby increasing customer satisfaction. Cash used in the first nine months of 2002 for the purchase of the property and equipment totaled $24.8 million, $17.4 million was used for the repurchase of common stock and $3.0 million was used for the capitalization of software development costs.

     During the third quarter of 2002, the Company completed construction of, and began its move into an office building ("Mopac C") located on the North
Austin campus. The total cost for the new building, including furniture, fixtures and equipment was approximately $57.4 million. The Company expects to consolidate its leaseholds and complete its move into "Mopac C" by December 31, 2002. As part of this the Company intends to lease the remaining 84,000 sq. ft. of its Millenium office building.

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances and internally generated funds. As of September 30, 2002, the Company had no debt outstanding.

     The Company believes that cash flow from operations, if any, existing cash balances and short-term investments will be sufficient to meet its cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months will depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth.

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

     The Company has no debt or off-balance sheet debt. As of September 30, 2002, the Company has outstanding guarantees for payment of foreign operating leases, customs and foreign grants totaling approximately $3.3 million. At September 30, 2002, the Company did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company were engaged in such relationships.

Market Risk

     The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

     Foreign Currency Hedging Activities. The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on the Company's earnings and cash flow. Accordingly, the Company utilizes purchased foreign currency option contracts and forward contracts to hedge its exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. The Company monitors its foreign exchange exposures regularly to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position. Based on the foreign exchange instruments outstanding at September 30, 2002, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate fair market value of all instruments outstanding of approximately $13.7 million. However, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, management believes that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure.

     Short-term Investments. The fair value of the Company's investments in marketable securities at September 30, 2002 was $77.2 million. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies the marketable securities portfolio by investing in multiple types of investment-grade securities. The Company's investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on the Company's investment portfolio and interest rates at September 30, 2002, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $625,000, respectively, in the fair value of the investment portfolio, which is not significantly different from December 31, 2001. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

Non-Audit Services

     Prior to adoption of the Sarbanes-Oxley Act of 2002, the Company's Audit Committee modified its charter to require pre-approval of the following non-audit services: tax research and consultations; international tax consulting; tax assistance and compliance in international locations; assistance with transfer pricing; expatriate tax services; consultations and assistance with other taxes including state and local taxes, sales and use taxes, customs and duties; review of intercompany agreements; and assistance with international manufacturing tax issues. The Company is currently monitoring the developments regarding possible new regulations as a result of the recent adoption of the Sarbanes-Oxley Act of 2002, and will comply with any new requirements.

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

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to on the date of an entity's commitment to an exit plan, which was the practice employed under EITF Issue 94-3. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 is not expected to have a material effect on the Company's financial position or results of operations.

Factors Affecting the Company's Business and Prospects

     U.S./Global Economic Slowdown. As recently experienced, when the worsening of the industrial economy resulted in a deterioration of the test and measurement and industrial automation markets, the markets in which the Company does business could again experience the negative effects of a slowdown in the U.S., and/or Global economies. Downturns in the U.S. or Global economies could result in reduced purchasing and capital spending in any of the markets served by the Company which could have a material adverse effect on the Company's operating results.

     Budgets. The Company has established an operating budget for the remainder of 2002. The Company's spending for the remainder of the year could exceed this budget due to a number of factors; including: additional marketing costs for conferences and tradeshows; increased costs from the over-hiring of product development engineers or other personnel; increased manufacturing costs resulting from component supply shortages and/or component price fluctuations; additional litigation expenses related to intellectual property litigation. Any future decreased demand for our products could result in decreased revenue and could require the Company to revise its budget and reduce expenditures. Exceeding the established operating budget or failing to revise its budget in response to any decrease in revenue could have a material adverse effect on the Company's operating results.

     Risk of Component Shortages. As has occurred in the past and as may be expected to occur in the future, supply shortages of components used in our products, including sole source components, can result in significant additional costs and inefficiencies in manufacturing. If the Company is unsuccessful in resolving any such component shortages, it will experience a significant impact on the timing of revenue and/or an increase in manufacturing costs, either of which would have a material adverse impact on the Company's operating results.

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

     Risks Associated with International Operations and Foreign Economies. International sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. The Company must also comply with various export regulations. Failure to comply with these regulations could result in fines and/or termination of export licenses, which could have a material adverse effect on the Company's operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by the Company's international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the weighted average value of the U.S. dollar. This weighted average is calculated as the percentage change in the value of the currency relative to the dollar, multiplied by the proportion of international sales recorded in the particular currency. Between the third quarter of 2001 and the third quarter of 2002, the weighted average value of the U.S. dollar decreased by 10.5%, causing an equivalent increase in the U.S. dollar value of the Company's foreign currency sales and expenses. If the weighted average value during the third quarter of 2002 had been the same as that in the third quarter of 2001, on a pro-forma basis the Company's sales for the third quarter of 2002 would have increased by 10%. If the weighted average value of the dollar in the nine months ended September 30, 2002 had been the same as in the comparable prior year period, on a pro-forma basis the Company's year-to-date sales would have decreased by 4% over 2001 year-to-date sales. If the weighted average value during the third quarter of 2002 had been the same as that in the third quarter of 2001, on a pro-forma basis the Company's consolidated operating expenses would have been $60.4 million. If the U.S. dollar strengthens in the future, it could have a materially adverse effect on the operating results of the Company.

     As of September 30, 2002, the Company has $2.6 million of deferred gains on yen foreign currency cash flow hedge contracts recorded in accumulated other comprehensive income that are expected to be reclassified into earnings over the next 15 months. If the yen fails to strengthen before the expiration of these contracts, and if the Company is unable to increase prices in Japan and/or globally, the Company will experience a deterioration of revenue and gross and net profit margins, which could have a material adverse effect on the Company's operating results.

     Expansion of Manufacturing Capacity. During 2001, the Company completed construction of a second manufacturing facility. This facility is located in Hungary and became operational in the fourth quarter of 2001. This facility sources a significant portion of the Company's sales. Currently the Company is continuing to recruit and train the local work force and is continuing to develop and implement information systems to support its operation. This facility and its operation are also subject to risks associated with a new manufacturing facility and with doing business internationally, including difficulty in managing manufacturing operations in a foreign country, difficulty in achieving or maintaining product quality, interruption to transportation flows for delivery of components to us and finished goods to our customers, and changes in the country's political or economic conditions. No assurance can be given that the Company's efforts will be successful. Accordingly, failure to deal with these factors could result in interruption in the facility's operation or delays in expanding its capacity, either of which could have a material adverse effect on the Company's results of operations.

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

     The Company receives a substantial income tax benefit from the extraterritorial income exemption ("ETI") under U.S. law. The ETI rules provide that a percentage of the profits from products and intangibles exported from the U.S. are exempt from U.S. tax. This benefit may not be available in the future as the ETI has been ruled an illegal export subsidy by the World Trade Organization. Legislation has been introduced in Congress that would repeal the ETI as of December 31, 2002. The repeal of the ETI would result in the elimination of this tax benefit thereby increasing the Company's future effective income tax rate, which could have a material adverse effect on the Company's results of operations.

     Products Dependent on Certain Industries. Sales of the Company's products are dependent on customers in certain industries, particularly the telecommunications, semiconductor, automotive, automated test equipment, defense and aerospace industries. As experienced in the past, and as may be expected to occur in the future, downturns characterized by diminished product demand in any one or more of these industries could result in decreased sales, which could have a material adverse effect on the Company's results of operations.

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

     Stock-based  Compensation  Plans.  The Company  has two active  stock-based compensation plans and one inactive plan. The two active stock-based compensation plans are the 1994 Incentive Stock Option Plan and the Employee Stock Purchase Plan. The Company currently adheres to the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and as such, no compensation cost has been recognized in the Company's financial statements for the stock option plan and the stock purchase plan. The Company is currently monitoring the recent discussions related to possible new regulations regarding the accounting treatment for stock options. The Company will comply with any changes in the accounting of stock options required by the FASB. If the fair value based method of accounting for stock options established under SFAS No. 123 were adopted effective January 1, 2002, for the options granted during 2002, the Company estimates it would have recognized stock option expense of approximately $204,000 and $378,000 for the quarter and nine month periods ended September 30, 2002, respectively. If the Company were to adopt the accounting provision of SFAS No. 123, the adoption would be prospective. Accordingly, the Company would expect stock option expense to increase in the future if additional stock options are issued.

     Proprietary Rights and Intellectual Property Litigation. The Company's success depends in part on its ability to obtain and maintain patents and other proprietary rights relative to the technologies used in its principal products. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may have in the past infringed or violated certain of the Company's intellectual property rights. The Company is currently involved in litigation in federal court alleging patent infringement by the products of a defendant. As is typical in the industry, the Company from time to time may be notified that it is infringing certain patent or intellectual property rights of others. There can be no assurance that this litigation or any other intellectual property litigation initiated in the future will not cause significant litigation expense, liability and a diversion of management's attention which may have a material adverse effect on the Company's results of operations.

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

Item 4.  Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Action of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


The Company has filed two complaints in the U.S. District Court, Eastern District of Texas (Marshall Division) against The MathWorks, Inc. ("Defendant") for patent infringement. In the first complaint, filed January 25, 2001, the Company claims that the Defendant infringes certain of the Company's U.S. patents. The Defendant challenges the validity and enforceability of these patents and asserts that it does not infringe the claims of these patents. The case is scheduled for trial on January 6, 2003. In the second complaint, filed October 21, 2002, the Company claims that the Defendant infringes certain other of the Company's U.S. patents. In each case, the Company seeks monetary damages, injunction of the sale of certain products of the Defendant, and attorney's fees and costs. For both complaints, the Company expects to incur legal expenses of approximately $2.4 million over the next six months. Due to the inherent uncertainties of litigation, there may be significant changes in the amount and timing of these expected expenses.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

         3.1*  Certificate of Incorporation of the Company.

         3.2*  Bylaws of the Company.

         4.1*  Specimen of Common Stock certificate of the Company.

         4.2* Rights Agreement dated as of May 19, 1994, between the Company and The First National Bank of Boston.

         11.1  Computation of Earnings Per Share.

         99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      * Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.

(b)   Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002.

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


                                          NATIONAL INSTRUMENTS CORPORATION
                                          Registrant




                                      BY:  /s/ Alex Davern
                                           Alex Davern
                                           Chief Financial Officer and Treasurer
                                           (principal financial and accounting
                                           officer)


Dated:  November 7, 2002

I, James Truchard, certify that:


1. I have reviewed this quarterly report on Form 10-Q of National Instruments Corporation;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 7, 2002



                                             /s/ James Truchard
                                             James Truchard
                                             Chief Executive Officer

I, Alexander Davern, certify that:


1. I have reviewed this quarterly report on Form 10-Q of National Instruments Corporation;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 7, 2002



                                             /s/ Alexander Davern
                                             Alexander Davern
                                             Chief Financial Officer

                        NATIONAL INSTRUMENTS CORPORATION

                                INDEX TO EXHIBITS



      Exhibit No.                   Description                     Page

          11.1           Statement Regarding Computation             25
                         of Earnings per Share

          99.1           Certification of Chief Executive            26
                         Officer and Chief Financial
                         Officer Pursuant to 18 U.S.C.
                         Section 1350, as Adopted Pursuant
                         to Section 906 of the
                         Sarbanes-Oxley Act of 2002