Form 10-K
period 2002-12-31
NATIONAL INSTRUMENTS CORP /DE/
filed 2003-01-28
CIK 935494

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                     ---------------
                                    FORM 10-K
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

     For the fiscal year ended: December 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from _____________ to ______________

                         Commission File Number 0-25426
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

               Registrant's telephone number, including area code:
                                 (512) 338-9119
                                 ---------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.01 par value
                                (Title of Class)
                                 ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is an acceletated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

     The aggregate market value of voting stock held by non-affiliates of the registrant at the close of business on January 22, 2003, was $935,589,198 based upon the last sales price reported for such date on the NASDAQ National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant as of December 31, 2002 have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     At the close of business on January 22, 2003, registrant had outstanding 51,101,102 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 13, 2003 (the "Proxy Statement").

================================================================================

                                     PART I


     This Form 10-K  contains  certain  forward-looking  statements  within  the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, including statements regarding our strategy, products, product development efforts and financial performance, are subject to risks and uncertainties. We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under the heading "Factors affecting the Company's Business" beginning on page 27, and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.


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

     A virtual instrument is a user-defined measurement and automation system that consists of an industry standard computer or workstation (which may be a mainstream general-purpose computer or workstation or a version of an industry standard computer or workstation that is specially designed and packaged for harsh industrial or embedded environments), equipped with the Company's user-friendly application software, cost-effective hardware and driver software. Virtual instrumentation represents a fundamental shift from traditional hardware-centered instrumentation systems to software-centered systems that exploit the computational, display, productivity and connectivity capabilities of computers, networks and the Internet. Because virtual instruments exploit these computation, connectivity, and display capabilities, users can define and change the functionality of their instruments, rather than being restricted by fixed-functions imposed by traditional instrument vendors. The Company's products empower users to monitor and control traditional instruments, create innovative computer-based systems that can replace traditional instruments at a lower cost, and develop systems that integrate measurement functionality with industrial automation. The Company believes that giving users flexibility to create their own user-defined virtual instruments for an increasing number of applications in a wide variety of industries, and letting users leverage the latest technologies from computers, networking and communications shortens system development time and reduces both short- and long-term costs of developing, owning and operating measurement and automation systems, and improves efficiency and precision of applications spanning research, design, production and service.

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

     A typical T&M instrument is a stand-alone unit that has input, output and analysis capabilities; knobs, switches and push buttons for user operation; and gauges, meters or other displays for visual data presentation. Traditionally, most T&M instruments were vendor-defined, fixed-function devices designed to address specific applications. As a result, users had limited flexibility to adapt their instruments to changing requirements. In the 1960's, vendors began to incorporate integrated circuits, including programmable microcontrollers, to increase instrument flexibility. In the mid-1970's, the General Purpose Interface Bus ("GPIB" or "IEEE 488") was developed as a standard interface to connect instruments to external computers. The first computer controllers for GPIB instruments were based on proprietary hardware architectures. In the later 1970's, some minicomputers with general purpose but complex operating systems were equipped for GPIB instrument control. In the early 1980's, personal computers with limited processing power equipped with MS-DOS, a standard, character-based operating system, began replacing minicomputers as the preferred platforms for instrument control applications. In the 1990s, personal computers with Windows operating systems and graphics-based application software grew in popularity and became the dominant platforms for instrument control applications. In the late 1990s, connectivity to the Internet and the ability for personal computers to integrate and share data throughout the enterprise further increased the popularity and use of PC-based instrumentation systems, and new web-enabled tools enabled users to begin to easily leverage the Internet for networked and distributed measurement applications. In the early 2000's, as mainstream PCs continued their dramatic increase in processor performance, memory, storage, and display capabilities at ever lower prices, improvements in PC operating systems also increased reliability, stability, and network connectivity. These improvements, combined with add-on products such as the Company's LabVIEW Real-Time Software and associated hardware, enabled industry standard PCs to be used in a wider range of T&M applications.

     IA systems have long included mechanical devices, analog gauges and meters, and since the 1960's, have also included electronic instruments such as data loggers and strip chart recorders. In the 1970's, programmable logic controllers ("PLCs"), special-purpose, proprietary stand-alone industrial computers, were introduced and were used primarily for "discrete" manufacturing applications such as automobile assembly. PLCs have traditionally had primitive operator interface panels incorporating buttons, lights and indicators. In parallel, sophisticated instrumentation systems called distributed control systems ("DCSs") were also adopted to provide computer control of large-scale continuous processes, such as those found in oil refineries. DCSs integrated a variety of sensors and control elements using both analog and digital connections, all controlled by a central computer running proprietary software. In the mid-1980's, another approach became available when industrial PC-based IA systems came into use. These early PC-based systems generally ran proprietary, vendor-defined software and incorporated plug-in data acquisition boards or interfaced to PLCs. In the 1990's, Ethernet networks grew in popularity as a standard for connectivity between IA devices, instruments, and systems, and personal computers with high-speed processors running Windows based operating systems. In addition, graphics-based application software grew in popularity as platforms for supervision and control of IA systems and applications. Finally, just as in T&M applications, in the late 1990's connectivity to the Internet enabled users to leverage networked applications via the internet. In the early 2000's, industry standard PC technologies began to migrate beyond traditional desktop and laptop computer form factors into a wide variey of industrial and embedded form factors. As a result, PC technologies designed for harsh industrial environments began to replace traditional proprietary solutions in industrial and embedded applications where the computer itself resides inside industrial machines and processes to provide embedded real-time monitoring and control.


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


User Benefits

     Compared with traditional solutions,  the Company believes its products and
computer-based,   virtual   instrumentation   approach   provide  the  following
significant customer benefits:


     Performance, Ease-of-Use and Efficiency

     The Company's virtual instrument application software brings the power and ease-of-use of computers, networks and the Internet to instrumentation. With features such as graphical programming, automatic code generation capabilities, graphical tools libraries, ready-to-use example programs, libraries of specific instrumentation functions, and the ability to deploy their applications on platforms ranging from standard desktop and laptop computers to computers designed for harsh industrial settings and embedded "real-time" control, users can quickly build a virtual instrument system that meets their individual application needs. For example, a user may build the data acquisition and analysis functions of an instrument by selecting and connecting icons representing particular functions and may customize the display on the computer's monitor to reflect the desired presentation. With faster time to solution, users have more time to optimize system functionality and performance, and can devote more time to their core work rather than to programming. In addition, the continuous improvement in performance of PCs and the Internet, which are the core platform for the Company's approach, result in direct performance benefits for virtual instrument users in the form of faster execution for software-based measurement and automation applications, resulting in shorter test times and faster automation, and higher manufacturing throughput.


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

     Acquire New Technologies. The Company has in the past acquired companies, products, and technologies to augment its product offerings, and intends to continue to seek opportunities to satisfy customer needs and build market penetration through acquisitions in the future. In connection with these acquisitions, the Company has leveraged its established sales channels in an effort to accelerate the delivery of the acquired product to the market.

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

     Provide Global Customer Support and Education. The Company's sales and marketing engineers have the technical expertise necessary to understand customers' application needs and work with them to identify cost-effective solutions using the virtual instrumentation approach. The Company also offers comprehensive customer support, including technical support via the NI.com Web site, electronic mail, bulletin boards, fax and telephone, newsletters, warranty service and repair, upgrade programs, free and paid seminars and technical classes. In 2002 the Company continued to invest to leverage the Web for customer support. Through the Company's NI.com Web site, customers have access to a growing range of support options to solve their own problems directly over the Web, including software downloads, upgrades and bug fixes, automated product configuration tools, knowledge databases of common questions and answers, online seminars, live product demonstrations and discussion forums.

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


     Application Software

     The Company believes that application software is playing an increasingly important role in the development of computer-based instruments and systems in measurement and automation applications. The Company's application software products leverage the increasing capability of computers, networks and the Internet for data analysis, connectivity and presentation power to bring increasing efficiency and precision to measurement and automation applications. The Company's application software products include LabVIEW, DIAdem, Measurement Studio, LabWindows/CVI, TestStand, Switch Executive, Lookout, Measure, DASYLab, and VI Logger. The Company's application software products are integrated with the Company's hardware/driver software.

     The  Company   offers  a  variety  of  software   products  for  developing
measurement and automation applications to meet the different programming and computer preferences of its customers. LabVIEW, LabWindows/CVI, and Measurement Studio for Microsoft development software are programming environments with which users can develop GUIs, control instruments and acquire, analyze and present data. With these software products, users can design custom virtual instruments by creating a GUI on the computer screen through which they operate the actual program and control selected hardware. Users can customize front panels with knobs, buttons, dials and graphs to emulate control panels of instruments or add custom graphics to visually represent the control and operation of processes. LabVIEW, LabWindows/CVI and Measurement Studio also have ready-to-use libraries for controlling hundreds of programmable instruments, including serial, GPIB and VXI, the Company's plug-in DAQ boards and PXI/PCI computer-based instruments. Once created, virtual instruments can be modified or used as components of another program by the original developer or another user.

     The principal difference between LabVIEW, LabWindows/CVI, and Measurement Studio is in the way users develop programs. With LabVIEW, users program graphically, developing application programs by connecting icons to create
"block diagrams" which are natural design notations for scientists and engineers. With LabWindows/CVI, users may program with the conventional, text-based language of C. Measurement Studio consists of application-specific ActiveX controls and C++ classes and libraries that add measurement productivity to general purpose Microsoft Visual Basic, Visual C++ and Visual Studio.NET development environments.

     The latest revisions of LabVIEW and Measurement Studio software packages feature enhanced capabilities to allow users to more easily integrate the Web into their computer-based instrumentation applications. Measurement Studio 6.0, a major upgrade, was introduced in 2001. LabVIEW 6.1, which was introduced in 2002, continued to build on the Internet capabilities of LabVIEW, allowing the customer to easily communicate, share and control measurement and automation systems and information with anyone on the Web. In addition, customers can use the Internet and Intranets to build distributed, networked systems throughout their enterprise. In 2002, the Company also expanded the capabilities of its LabVIEW Real Time software product to run on the new industrial Compact FieldPoint hardware platform specially designed and packaged for harsh industrial or embedded environments. This adds to the portfolio of PXI and FieldPoint real-time enabled hardware that allow users who have exceptional response requirements to reliably execute an expanded range of system-level applications even if the PC operating system crashes--solving a key objection some potential users have had in the past to using PC technology for embedded devices or for mission critical measurement and automation applications, and extending the range of applications for computer-based measurement and automation.

     The Company also sells a range of optional add-on products for LabVIEW and Measurement Studio, such as advanced analysis libraries, database tools and Internet integration, including the LabVIEW Datalogging and Supervisory Control Module, an add-on module for high channel count applications in research and development and manufacturing. New toolkits introduced in 2002 integrate LabVIEW software increasingly with design tools used by design engineers, including the LabVIEW Simulation Interface Toolkit and the LabVIEW DSP Test Integration Toolkit for use with Texas Instruments Code Composer Studio.

     The Company also offers a software product called TestStand targeted for T&M applications in a manufacturing environment. TestStand is a test management environment for organizing, controlling, and running automated production test systems on the factory floor. It also generates customized test reports and integrates product and test data across the customers' enterprise and across the Internet. TestStand manages tests that are written in LabVIEW, LabWindows/CVI, Measurement Studio, C and C++, and VisualBasic, so test engineers can easily share and re-use test code throughout their organization and from one product to the next. TestStand is a key element of the Company's strategy to broaden the reach of its application software products across the corporate enterprise. In 2001, the Company introduced TestStand 2.0, a significant upgrade of TestStand for high volume manufacturing applications. This version allows testing of multiple units in parallel on the same test system by simply adding additional measurement and automation hardware. Users can therefore easily scale their test systems to increase throughput or reduce test time without major software changes, which lowers the cost to test each unit and increases their profit margin. In 2002, the Company introduced Switch Executive application software to simplify configuration and programming of switching in manufacturing test systems. Also in 2002, the Company introduced TestStand 2.0.1 which includes enhancements for tighter integration with Switch Executive.

     The Company's instrumentation software products also include DASYLab and DIAdem. DASYLab is a schematic environment by which users can quickly configure simple DAQ applications using both the Company's and third-party DAQ boards. The Company introduced DASYLab 7.0 in 2002 as well as DIAdem 8.1. DIAdem is an easy to use, rapid development environment for data acquisition, monitoring, visualization, open and closed loop control, analysis, automation and documentation. DIAdem features extensive off-line analysis capabilities, including analysis functions specific to automotive test. DIAdem 8.1 integrates report generation capabilities further with LabVIEW.

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

     In 2001, the Company introduced VI Logger, a software product targeted specifically at Data Logging applications. VI Logger is built with LabVIEW technology, and works with a wide variety of the Company's data acquisition and signal conditioning hardware products.

     Hardware Products and Related Driver Software

     The Company's hardware and related driver software products include GPIB, VXI, DAQ, PXI, image acquisition, motion control, and industrial communications. The Company believes it can deliver significant cost/performance benefits to users and distinguish its products from competitive products by designing proprietary ASICs for use in its hardware products. Software drivers are necessary to link hardware to the operating system and the Company's application software. The high level of integration between the Company's products provides users with the flexibility to mix and match hardware components when developing custom virtual instrumentation systems.

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

     The Company began selling GPIB products in 1977 and is a leading supplier of GPIB interface boards and driver software to control traditional GPIB instruments. These traditional instruments are manufactured by a variety of third-party vendors and are used primarily in T&M applications. The Company's diverse portfolio of hardware and software products for GPIB instrument control is available for a wide range of computers, workstations and minicomputers. The Company's GPIB product line also includes products for portable computers such as a PCMCIA-GPIB interface card, and products for controlling GPIB instruments using the computer's standard parallel USB, IEEE 1394 (Firewire), Ethernet, and serial ports.

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

     VXI Modules/Driver Software. VXI is an industry standard instrumentation platform developed in 1987 through an industry consortium to reduce the size and increase the performance of instrumentation systems for automated test and measurement applications. With VXI, the physical size of multiple instrument systems can be decreased and communication between instruments and computers can be improved relative to rack of box instruments. Like GPIB, VXI is supported by a variety of traditional third-party instrument manufacturers and is largely used in military and aerospace applications.

     VXI instruments are modular in design and can be inserted into an industry-standard chassis. Unlike GPIB instruments, VXI modules do not have a front panel for manual operation or visual data presentation. Therefore, software is necessary for users to create, define the functionality of and operate VXI instrumentation systems. Today, VXI is being used primarily to supplement or replace high-end GPIB products in military and aerospace applications.

     The Company is a leading supplier of VXI computer controller hardware and the accompanying NI-VXI and NI-VISA driver software. The Company also offers LabVIEW, LabWindows/CVI, Measurement Studio and TestStand software products for VXI systems. In 2002, the Company introduced two new lines of VXI controllers, the VXI 870B and VXI 770, that offer increased performance and industry standard operating system support.

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

     The Company's DAQ products provide a range of price/performance options, and include products for high-speed applications such as on-line monitoring and control as well as products designed for long-term recording of slowly changing data such as temperatures. The Company also offers products with features comparable to stand-alone traditional instruments such as oscilloscopes, DMMs, and function and arbitrary waveform generators. The Company offers DAQ hardware/driver software products for numerous desktop and notebook computers. The Company also offers SCXI (signal conditioning extensions for instrumentation) hardware, which expands the types and quantity of sensors that can be connected to the Company's data acquisition boards. In 2002, the Company expanded its DAQ product line with new low-cost and high-resolution hardware, portable data acqusition solutions for laptop computers, and high-speed simultaneous sampling boards.

     PXI Modular Instrumentation. The Company's PXI modular instrument platform, which was introduced in 1997, is a desktop PC packaged in a small, rugged form factor with expansion slots and instrumentation extensions. It combines mainstream PC software and PCI hardware with advanced instrumentation capabilities derived from the VXI architecture. In essence, PXI is an instrumentation PC with plenty of expansion slots to enable the company to pursue complete system-level opportunities and deliver a much higher percentage of the overall system content using the company's own products. PXI delivers many of the benefits of VXI in a much smaller package with higher performance and at lower prices. The Company continues to expand its PXI product offerings with new modules, which address a wide variety of measurement and automation applications. Following the Company's 2001 introduction of a new family of embedded PXI controllers that significantly improve the price and performance of PXI, and upgrade its LabVIEW Real-Time software so that the PXI system platform can be used for embedded and real-time applications, the Company introduced two highly innovative PXI based products in the third quarter of 2002. Engineers can reduce the time it takes to make accurate measurements with National Instruments PXI-4070 FlexDMM -- a full-featured 6 1/2-digit digital multimeter (DMM) in a single-slot 3U PXI module. The National Instruments FlexDMM delivers the accuracy of a traditional 6 1/2-digit DMM along with the advanced features and throughput of higher resolution DMMs that cost thousands of dollars more. These advanced features include a 1.8 MS/s fully isolated digitizer mode, self-calibration, and offset compensated ohms measurement. In addition, the Company introduced the NI PXI-5660 2.7 GHz RF signal analyzer. Test engineers can perform RF measurements up to 200 times faster than before with the National Instruments PXI-5660 RF signal analyzer. Its software-defined measurement capabilites and integration with the PXI platform make it competitive for unique measurements in applications ranging from consumer electronics to avionics, satellite and missile testing. Additionally, in the fourth quarter of 2002, the Company introduced the LabVIEW FPGA Pioneer system, a kit that enables customers to configure the hardware logic on a reconfigurable PXI module through innovative graphical software. This kit provides an off-the-shelf solution for many real-time and embedded applications that previously required custom hardware. PXI also continues to gain acceptance, with endorsements from over 50 suppliers. The number of unique PXI modules for T&M applications grew from 600 to over 880 modules in 2002.

     Machine Vision/Image Acquisition. In late 1996, the Company introduced its first image acquisition hardware. With the advanced technologies in PC's and the Company's vision products, it is cost-effective for end-users to integrate vision into their measurement and automation applications. The Company's vision software is designed to work with many different software environments, including LabVIEW, LabWindows/CVI, Visual Basic, C, and Measurement Studio and hardware buses including PCI and PXI. Vision is commonly used in applications ranging from quality control of manufactured products to biomedical cell counting to security. In 2002, the Company expanded its software offering with new easy-to-use menu driven machine vision software that can run as a stand-alone vision system. The new software can also generate LabVIEW code. Users can easily modify the LabVIEW code to create custom applications.

     Motion Control. During 1997, the Company introduced its first line of motion control hardware, software and peripheral products. This intelligent PC-based motion control hardware is programmable from industry standard development environments including LabVIEW, LabWindows/CVI and Measurement Studio. The Company's software tools for motion are easily integrated with the Company's other product lines, allowing motion to be combined with image acquisition, test, measurement, data acquisition and automation. The Company's computer-based motion products allow users to leverage standard hardware and software in measurement and automation applications to create robust, flexible solutions. In 2002, the Company introduced new low cost motion controllers for stepper motors, developed a program for third-party companies with complimentarary products, and released new software for interactive motion control which simplifies motion control application development.

     Industrial Communications Interfaces. In mid-1995, the Company began shipping its first interface boards for communicating with serial devices, such as dataloggers and PLCs targeted for IA applications, and benchtop instruments, such as oscilloscopes, targeted for T&M applications. Industrial applications need the same high-quality, easy-to-use hardware and software tools for communicating with industrial devices such as process instrumentation, PLCs, single-loop controllers, and a variety of I/O and DAQ devices. National Instruments offers four hardware and driver software product lines for communication with industrial devices--Controller Area Network (CAN), DeviceNet, Foundation Fieldbus, and RS-485 and RS-232. The Company's industrial communication products are designed to work with standard serial software drivers, and Windows versions of LabVIEW, LabWindows/CVI and Measurement Studio.

     Distributed I/O and Embedded Control Hardware/Software. The Company introduced its FieldPoint product for distributed I/O applications in mid-1997. FieldPoint is an intelligent, distributed, and modular I/O system that gives industrial system developers an economical solution for distributed data acquisition, monitoring and control applications. Suitable for direct connection to industrial signals, FieldPoint includes a wide array of rugged and isolated analog and digital I/O modules, terminal base options, and network modules. FieldPoint software provides seamless integration into the LabVIEW Real-Time and LabVIEW Datalogging and Supervisory Control Modules, driver libraries for support under LabVIEW, LabWindows/CVI, Measurement Studio and Lookout, and an OPC server that provides wide compatibility of FieldPoint hardware with other industrial automation software packages. The FieldPoint 2000 family of real-time network control modules, which were introduced in 2001, enable LabVIEW Real-Time users to download their LabVIEW code and easily create networked systems of intelligent, real-time nodes for embedded measurement and control. In the fourth quarter of 2002, the Company launched Compact FieldPoint, a new intelligent distributed I/O product line with 23 new measurent and automation modules. Compact FieldPoint extends NI's hardware and LabVIEW Real-time into new industrial control, process monitoring, and embedded machine applications that require intellignet I/O products with a small form factor, a wide operating temperature, and resistance to shock and vibration.


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

Customers

     The Company has a broad customer base, with no customer accounting for more than 3% of the Company's sales in 2002, 2001, or 2000.


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

     The Company reaches its intended audience through its Web site at NI.com as well as the distribution of written and electronic materials including demonstration versions of its software products, participation in tradeshows and technical conferences and training and user seminars. An in-house staff develops the NI.com Web site, advertising, publicity, and promotional materials that the Company uses worldwide. The primary marketing/sales tool is the Company's Web site at NI.com. Throughout 2000, 2001, and 2002, the Company invested aggressively to enhance the content, performance, and features of NI.com as well as to integrate E-commerce as a core component of the Company's business model. Through NI.com, customers can view the Company's complete on-line catalog, participate in on-line seminars and demonstrations, interactively configure systems, obtain pricing in a number of currencies, place orders, track the status of orders, register products and obtain software upgrades. The Company believes its direct business model provides the opportunity to leverage the Web heavily to reach customers and improve operations.

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

     The Company also uses quarterly newsletters to educate current and prospective customers about its products and technologies. These newsletters include new product information, feature articles that educate readers about new instrumentation technology, user solution case studies of real-world applications, product news from Alliance Program members and key customers, and event and customer education schedules. These newsletters are available in print form and via email subscription. There are also many books available on virtual instrumentation products in English, German, French, Japanese and other languages.

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


 Sales and Distribution

     The Company distributes its software and hardware products primarily through a direct sales organization. The Company also uses independent distributors, OEMs, VARs, system integrators and consultants to market its products. The Company has sales offices in the United States and sales offices and distributors in key international markets. Sales outside of North America accounted for approximately 50%, 49%, and 47% of the Company's revenues in 2002, 2001, and 2000, respectively. The Company expects that a significant portion of its total revenues will continue to be derived from international sales. See
Note 12 of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of the Company's net sales, operating income and identifiable assets.

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

     Throughout 2002, the Company continued to invest aggressively to integrate the Web as a core component of its direct sales model. The Company provides worldwide on-line pricing for products in a number of currencies, allows customers to order the complete catalog of products via the Web, provides a variety of Web-based seminars, demonstrations, and configuration tools to allow customers to more easily select and order multiple compatible products for their systems, and offers Prime Access business-to-business capabilities to allow key customers to conduct business directly with the Company through secure, private pages at NI.com.


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


     OEMs

     The Company utilizes OEMs customers such as traditional instrument manufacturers and automatic test equipment (ATE) system suppliers who offer for sale systems, fully integrated by the OEM customer, containing embedded components of various companies, including National Instruments. The Company approaches OEM accounts with its standard product lines and offers quantity discounts based on volume commitments and technical support capabilities and requirements. The Company also promotes its sales and marketing capabilities to its OEM customers by providing specialized product training, documentation, packaging and part numbers to simplify ordering, flexible shipping and warranty repair options and joint promotion.


     VARs, System Integrators and Consultants

     The Company has relationships with third-party VARs, system integrators and consultants who offer add-on products and system integration services. These third-party developers expand the Company's market and sales opportunities by adding value to the Company's standard products, making them suitable for vertical market applications such as manufacturing automation or image processing and analysis. The Company maintains a formal third-party sales/marketing/training program, called the Alliance Program, which it uses to work with many of the VARs, system integrators and consultants. Applicants must be sponsored for membership by a Company sales engineer, pass qualification criteria and pay a nominal annual membership fee. In late 1998, the Company introduced an elite level of its Alliance Program called Select Integrators. Select Integrators must qualify for the program based upon their level of business with the Company and beginning in 2002, new Select Integrators must pass the CSIA (Control System Integrators Association) Best Practices and Benchmarks audit. As of December 31, 2002, the Company's Alliance Program had approximately 562 members including 15 Select Integrators. The Company publishes on-line directories on its NI.com Web site of third-party Alliance Program member products and services for use by its sales force and its end users to locate additional products and/or services compatible with the Company's products. The Company makes available to qualified third parties the opportunity to participate in joint marketing and sales programs, such as trade shows, customer sales events and the Company's newsletters. In addition to its relationships with third-party VAR, system integrators and consultants, the Company has a direct presence in the German systems integration market.


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


     Customer Technical Support

     The Company maintains a large staff of application engineers, all of whom are highly qualified technical professionals. These application engineers provide customer support by telephone, fax, electronic mail and world-wide Web forums, and electronic bulletin boards, and are trained in both instrumentation and computer technology. In 2002, the Company continued to invest heavily to leverage the Web for customer support. Through the Company's NI.com web site, customers have access to a growing range of support options to solve their own problems directly over the Web, including software downloads, upgrades and bug fixes, automated product configuration tools, knowledge databases of common questions and answers, live product demonstrations, and discussion forums. As a result of the Company's commitment to the Web, in 2002, the Company's NI.com web site was awarded one of the "Ten Best Web Support Sites" according to Association of Support Professionals for the second consecutive year and customers were able to request technical support in 12 different languages.


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


 Research and Development

     The Company believes that its long-term growth and success depends on delivering high quality software and hardware products on a timely basis. The Company intends to focus its research and development efforts on enhancing existing products and developing new products that incorporate appropriate features and functionality to be competitive with respect to technology and price/performance.

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

     In the past, the Company has experienced significant delays in the introduction of new products. The Company's strategy of developing products which depend upon third parties' commercially available technologies is substantially dependent on the third parties willingness to grant pre-release access to, and the Company's ability to develop expertise in, current and future product developments of such third parties. There can be no assurance that the Company will continue to receive such pre-release access from any of these companies, or, even with such access, that the Company will be able to develop products on a timely basis that are compatible with future releases.

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

     As of December 31, 2002, the Company employed 791 people in product research and development. The Company's research and development expenses were $64.0 million, $60.7 million, and $56.0 million for 2002, 2001, and 2000, respectively.


 Intellectual Property

     The Company relies on a combination of patent, trade secret, copyright and trademark law, contracts and technical measures to establish and protect its proprietary rights in its products. As of December 31, 2002, the Company held 178 United States patents (173 utility patents and 5 design patents) and 8 patents in foreign countries (5 patents registered in Europe in various countries; 1 patent in Canada; and 2 patents in Japan), and had 230 patent applications pending in the United States and foreign countries. Forty of such issued United States patents are software patents related to LabVIEW, and cover fundamental aspects of the graphical programming approach used in LabVIEW. The Company's patents expire from 2007 to 2020. No assurance can be given that the Company's pending patent applications will result in the issuance of patents. The Company also owns certain registered trademarks in the United States and abroad.

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


 Manufacturing and Suppliers

     The Company manufactures a substantial majority of its products at its facilities in Austin, Texas and Debrecen, Hungary. Product manufacturing operations at the Company can be divided into four areas: electronic circuit card and module assembly; cable assembly; technical manuals and product support documentation; and software duplication. The Company manufactures most of the electronic circuit card assemblies and modules in-house, although subcontractors are used from time to time. The Company manufactures some of its electronic cable assemblies in-house, but many assemblies are produced by subcontractors. The Company primarily subcontracts its software duplication. Reliance on contract manufacturers entails risks of quality problems, less control of product pricing, and potential unavailability of or delays in delivery of products, any of which could have a material adverse effect on the Company's results of operations. Although the Company attempts to maintain adequate safety stock of critical inventory components, there can be no assurance that the Company, together with its third-party manufacturers, will be able to produce sufficient quantities of the Company's products in a timely manner.

     The Company has implemented a customer focused quality system that involves all organizations. The Company's products are designed and tested in a formal development process and are controlled in manufacturing and distribution. Additionally, the Company is committed to continuous improvement of the Company's products, services and processes to assure long term customer satisfaction.

     During 2001, the Company completed a manufacturing facility in Hungary. The Hungarian operation is the Company's second manufacturing facility and was expanded in 2002 to add a second Surface Mount Line, a Mechanical Assembly Line and a Through-Hole Production Line. The Company estimates that in 2003 products manufactured at its Hungarian manufacturing facility will source a significant portion of the Company's global sales. Any delay in bringing this facility to maximum capacity could have a material adverse effect on the Company's results of operations.

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


 Employees

     As of December 31, 2002, the Company had 3,008 employees, (excluding 138 part-time employees, interns and co-ops) including 791 in research and development, 1,387 in sales and marketing and customer support, 483 in manufacturing and 347 in administration and finance. None of the Company's employees are represented by a labor union and the Company has never experienced a work stoppage. The Company considers its employee relations to be good. For four consecutive years, 1999, 2000, 2001, and 2002, the Company has been named among the 100 Best Companies to Work for in America according to FORTUNE magazine.

 Available information

     Our Internet website address is http://www.ni.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.


ITEM 2. PROPERTIES


     The Company's principal activities are conducted at three Company-owned buildings in Austin, Texas. The Company owns approximately 69 acres of land in north Austin, Texas, on which are a 232,000 square foot office facility, a 140,000 square foot manufacturing and office facility, and a newly constructed 380,000 square foot research and development facility. The Company also owns a 136,000 square foot office building in Austin, Texas which is partially leased to three tenants. The Company also owns a 148,000 square foot manufacturing facility in Debrecen, Hungary. The Company's German subsidiary, National Instruments Engineering GmbH & Co. KG owns a 25,500 square foot office building in Aachen, Germany in which a majority of its activities are conducted. National Instruments Engineering also owns another 19,375 square foot office building, which is partially leased to BMS Modern Games and Klocke Nanotech.


     As of December 31, 2002, the Company also leased a number of sales and support offices in the United States and overseas. The Company's facilities are currently utilized below design maximum capacity to allow for headcount growth and design/construction cycles. The Company believes existing facilities are adequate to meet its current requirements.


ITEM 3. LEGAL PROCEEDINGS

     During 2001, the Company filed a complaint in U.S. District Court, Western District of Texas (Midland Division) for declaratory judgment arising from a controversy between the Company and General Patent Corporation, General Patent Corporation International, and Acticon Technologies, LLC ("Defendants") concerning the enforceability, validity, and infringement of certain patents in which Defendants claim an interest. Defendants claimed that the Company infringed these patents. The Company challenged the validity and enforceability of these patents and asserted that it does not infringe the claims of these patents. The Company sought a declaratory judgment of invalidity and non-infringement. Defendants sought damages in an unspecified amount, injunction of the sale of certain products of the Company and attorney's fees and costs. On April 16, 2002, the case was dismissed by stipulation of the parties.

     The Company has filed two complaints in the U.S. District Court, Eastern District of Texas (Marshall Division) against The MathWorks, Inc. ("Defendant") for patent infringement. In the first complaint, filed January 25, 2001, the Company claims that the Defendant infringes certain of the Company's U.S. patents. The Defendant challenges the validity and enforceability of these patents and asserts that it does not infringe the claims of these patents. Trial on the first case began January 13, 2003, and is currently pending. The Company expects a jury verdict by the end of January 2003. In the second complaint, filed October 21, 2002, the Company claims that the Defendant infringes certain other of the Company's U.S. patents. In each case, the Company seeks monetary damages and injunction of the sale of certain products of the Defendant. The Company also seeks attorney's fees and costs in the second case. For both complaints, the Company expects to incur legal expenses of approximately $2 million during the first quarter of 2003. Due to the inherent uncertainties of litigation, there may be significant changes in the amount and timing of these expected expenses.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

     The Company's Common Stock, $0.01 par value, began trading on the Nasdaq National Market under the symbol NATI effective March 13, 1995. Prior to that date, there was no public market for the Common Stock. The high and low closing prices for the Common Stock, as reported by Nasdaq, are as indicated in the following table.

                                                                 High    Low
       2002
       First Quarter 2002...................................... $42.62 $34.12
       Second Quarter 2002.....................................  41.75  30.21
       Third Quarter 2002......................................  31.50  21.56
       Fourth Quarter 2002.....................................  36.46  20.00

                                                                 High    Low
       2001
       First Quarter 2001...................................... $56.125 $31.563
       Second Quarter 2001.....................................  38.14   26.688
       Third Quarter 2001......................................  38.80   26.00
       Fourth Quarter 2001.....................................  39.70   25.37

     At the close of business on January 16, 2003, there were approximately 637 holders of record of the Common Stock and approximately 12,679 shareholders of beneficial interest.

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

     To date, the Company has not paid any cash dividends on its Common Stock. While the Company currently does not anticipate paying any cash dividends in the immediate future; the Company plans to review its dividend policy should President Bush's proposal to completely eliminate double taxation of dividends become law.

     See Item 12 for information regarding securities authorized for issuance under equity compensation plans.


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


                                                              Years Ended December 31,
                                                    2002      2001      2000      1999      1998
                                                  --------  --------  --------  --------  --------
                                                       (in thousands, except per share data)
Statements of Income Data:
Net sales:
  North America.................................. $195,770  $195,842  $215,960  $175,873  $153,435
  Europe.........................................  122,800   128,523   133,799   108,801    86,961
  Asia Pacific...................................   72,220    60,910    60,390    44,909    33,834
                                                  --------  --------  --------  --------  --------
  Consolidated net sales.........................  390,790   385,275   410,149   329,583   274,230
Cost of sales....................................  105,086   101,297    98,326    76,040    65,187
                                                  --------  --------  --------  --------  --------
  Gross profit...................................  285,704   283,978   311,823   253,543   209,043
                                                  --------  --------  --------  --------  --------
Operating expenses:
  Sales and marketing............................  145,671   145,555   147,377   120,886   100,783
  Research and development.......................   63,964    60,745    55,954    45,531    34,757
  General and administrative.....................   35,714    29,234    32,077    24,258    20,455
                                                  --------  --------  --------  --------  --------
   Total operating expenses......................  245,349   235,534   235,408   190,675   155,995
   Operating income..............................   40,355    48,444    76,415    62,868    53,048
Other income (expense):
  Interest income................................    3,295     5,837     6,390     4,759     3,439
  Interest expense...............................     (128)      (26)     (533)     (404)     (463)
  Net foreign exchange gain (loss) and other.....       96      (722)   (1,159)      130      (224)
                                                  --------  --------  --------  --------  --------
Income before income taxes and cumulative effect
of accounting change.............................   43,618    53,533    81,113    67,353    55,800
Provision for income taxes.......................   12,213    17,131    25,956    21,553    18,414
                                                  --------  --------  --------  --------  --------
Income before cumulative effect of accounting
change...........................................   31,405    36,402    55,157    45,800    37,386
Cumulative effect of accounting change,
net of tax.......................................       --        --        --      (552)       --
                                                  --------  --------  --------  --------  --------
    Net income................................... $ 31,405  $ 36,402  $ 55,157  $ 45,248  $ 37,386
                                                  ========  ========  ========  ========  ========
Basic earnings per share:
  Income before cumulative effect of accounting
  change......................................... $   0.61  $   0.72  $   1.10  $   0.92  $   0.76
  Cumulative effect of accounting change, net
  of tax.........................................       --        --        --     (0.01)       --
                                                  --------  --------  --------  --------  --------
  Basic earnings per share....................... $   0.61  $   0.72  $   1.10  $   0.91  $   0.76
                                                  ========  ========  ========  ========  ========
Diluted earnings per share:
  Income before cumulative effect of accounting
  change......................................... $   0.59  $   0.68  $   1.03  $   0.88  $   0.73
  Cumulative effect of accounting change, net
  of tax.........................................       --        --        --     (0.01)       --
                                                  --------  --------  --------  --------  --------
  Diluted earnings per share..................... $   0.59  $   0.68  $   1.03  $   0.87  $   0.73
                                                  ========  ========  ========  ========  ========
Weighted average shares outstanding:
  Basic..........................................   51,219    50,910    50,332    49,776    49,248
  Diluted........................................   53,411    53,651    53,564    52,203    51,150

                                                                     December 31,
                                                    2002      2001      2000      1999      1998
                                                  --------  --------  --------  --------  --------
                                                                    (in thousands)
Balance Sheet Data:
Cash and cash equivalents........................ $ 40,240  $ 49,089  $ 75,277  $ 45,309  $ 51,538
Short-term investments...........................  113,638   101,422    79,525    83,525    49,158
Working capital..................................  211,453   209,836   220,208   173,761   133,510
Total assets.....................................  458,714   424,619   389,350   318,753   249,786
Long-term debt, net of current portion...........       --        --        --     4,301     4,379
Total stockholders' equity.......................  386,463   366,164   321,023   254,235   204,184


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations: contains certain forward-looking statements, including statements regarding our financial performance. These statements are subject to risks and uncertainties. We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements. As a result of certain factors including those set forth under the heading "Factors affecting the Company's Business" beginning on page 27, and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

 Overview

     National Instruments designs, develops, manufactures and markets instrumentation and automation software and hardware for general commercial, industrial and scientific applications. The Company offers hundreds of products used to create virtual instrumentation systems for measurement and automation. The Company has identified a large and diverse market for test and measurement ("T&M") and industrial automation ("IA") applications. The Company's products are used in a variety of applications from research and development to production testing, monitoring and industrial control. In test and measurement applications, the Company's products can be used to monitor and control traditional instruments or to create computer-based instruments that can replace traditional instruments. In industrial automation applications, the Company's products can be used in the same ways as in test and measurement and can also be used to integrate measurement functionality with process automation capabilities. The Company sells to a large number of customers in a wide variety of industries. No single customer accounted for more than 3% of the Company's sales in 2002, 2001 or 2000.

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


 Results of Operations

     The following table sets forth, for the periods  indicated,  the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
consolidated statements of income:

                                                      Years Ended December 31,
                                                      2002      2001      2000
                                                    --------  --------  --------
Net sales:
    North America................................     50.1%     50.8%     52.7%
    Europe.......................................     31.4      33.4      32.6
    Asia Pacific.................................     18.5      15.8      14.7
                                                    --------  --------  --------
    Consolidated net sales.......................    100.0     100.0     100.0
Cost of sales....................................     26.9      26.3      24.0
                                                    --------  --------  --------
    Gross profit.................................     73.1      73.7      76.0
Operating expenses:
    Sales and marketing..........................     37.3      37.8      35.9
    Research and development.....................     16.4      15.8      13.7
    General and administrative...................      9.1       7.5       7.8
                                                    --------  --------  --------
       Total operating expenses..................     62.8      61.1      57.4
                                                    --------  --------  --------
       Operating income..........................     10.3      12.6      18.6
Other income (expense):
    Interest income..............................      0.8       1.5       1.5
    Interest expense.............................       --        --      (0.1)
    Net foreign exchange loss and other..........       --      (0.2)     (0.3)
                                                    --------  --------  --------
Income before income taxes.......................     11.1      13.9      19.7
Provision for income taxes.......................      3.1       4.5       6.3
                                                    --------  --------  --------
Net income.......................................      8.0%      9.4%     13.4%
                                                    ========  ========  ========

     Net Sales. In 2002, net sales for the Company's products were $390.8 million, a 1% increase from the level achieved in 2001, which followed a decrease in net sales of 6% in 2001 from the level achieved in 2000. The Company believes the increase in sales in 2002 is primarily attributable to the introduction of new and upgraded products and an increased market acceptance of the Company's products in Asia. The Company believes the decrease in sales in 2001 was primarily attributable to the approximate 25% decline in the sales of certain hardware products that are used to control traditional instruments, which resulted from the worsening of the industrial economy and the severe deterioration of sales of traditional instruments by other vendors used in test and measurement applications.

     North American revenue was $195.8 million in 2002, flat with 2001, following a 9% decrease in 2001 from 2000. European revenue was $122.8 million in 2002, a decrease of 4% from 2001, following a 6% decrease in 2001 from 2000. Asia Pacific revenue grew 19% to $72.2 million in 2002, which followed a 5% increase in 2001 over 2000 levels. The Company believes that approximately 80% of the decrease in revenue in Europe in 2002 is attributable to the decrease in sales of the Company's hardware products that are used to control traditional instruments, the result of the downturn in the industrial economy, and that approximately 20% of the decrease in revenue in Europe is due to the weakening of the Company's Euro exchange rate. See the discussion below for more information concerning the impact of foreign currency fluctuations on sales growth. The Company believes that approximately 50% of the increase in sales and in the revenue growth rate in Asia Pacific in 2002 is attributable to the introduction of new and upgraded products, an expanded customer base, an increased field sales force, and approximately 50% of the increase is attributable to the Company's favorable hedge position with regard to the Japanese yen.

     International sales (sales to customers outside of North America) accounted for 50%, 49% and 47% of the Company's consolidated net sales for 2002, 2001 and 2000, respectively. The Company intends to continue to expand its international operations by increasing its presence in existing markets, adding a market presence in some new geographical markets and continuing the use of distributors to sell its products in some countries.

     Sales made by the Company's direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the weighted average value of the U.S. dollar. This weighted average is calculated as the percentage change in the value of the currency relative to the U.S. dollar, multiplied by the proportion of international sales recorded in the particular currency. Between 2002 and 2001, this weighted average value of the U.S. dollar decreased by 2.5%, causing an equivalent increase in the U.S. dollar value of the Company's foreign currency sales and expenses. If the weighted average value of the U.S. dollar during 2002 had been the same as that in 2001, on a pro-forma basis, the Company's sales for 2002 would have been flat with sales from 2001. Pro-forma European sales for 2002 would have decreased by 4% from 2001 sales. Pro-forma Asia Pacific sales for 2002 would have increased by 10% over 2001 sales. Since most of the Company's international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing operating expenses $4.5 million in 2002. The preceding pro-forma amounts and percentages are not presented in accordance with generally accepted accounting principles but are presented for comparative purposes.

     Gross Profit. As a percentage of sales, gross profit represented 73%, 74% and 76% in 2002, 2001 and 2000, respectively. The relatively high software content of the Company's products is demonstrated in the gross margins achieved by the Company. In 2002, the lower margin is attributable to the reduced sales of certain hardware products that are used to control traditional instruments and an increase in the Company's overall manufacturing costs due to the ramp up of the Company's Hungarian production facility. There can be no assurance that the Company will maintain its historical margins. The Company believes its current manufacturing capacity is adequate to meet current needs.

     Sales and Marketing. Sales and marketing expense in 2002 was flat with 2001, which followed a decrease of 1% in 2001 from 2000. Sales and marketing personnel increased by 75 during 2002 from 1,312 at December 31, 2001 to 1,387 at December 31, 2002. Sales and marketing expense as a percentage of revenue was 37% in 2002, down from 38% in 2001 and up from 36% in 2000. The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on recruiting, initial marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

     Research and Development. Research and development expense in 2002 increased 5% compared to 2001 following an increase of 9% in 2001 over 2000. The increase in research and development costs in absolute amounts in each period was primarily due to increases in personnel costs from hiring of additional product development engineers. Research and development personnel increased from 720 at December 31, 2001 to 791 at December 31, 2002. The Company plans to continue making a significant investment in research and development in order to remain competitive and support revenue growth.

     The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The
Company amortizes such costs over the related product's estimated economic useful life, generally three years, beginning when a product becomes available for general release. Software amortization expense totaled $3.8 million, $3.1 million and $2.6 million during 2002, 2001 and 2000, respectively. Software development costs capitalized during such years were $5.8 million, $3.9 million and $5.0 million, respectively. (See Note 5 of Notes to Consolidated Financial Statements for a description of intangibles.)

     General and Administrative. General and administrative expenses in 2002 increased 22% from 2001, which followed a decrease of 9% in 2001 from 2000. The increase in general and administrative expenses in 2002 from 2001 is attributable to increased litigation costs of $4.7 million associated with a legal action brought by the Company against The MathWorks, Inc. in 2001 to enforce the Company's intellectual property rights, compared to a gain of approximately $1.2 million in 2001 recorded upon the settlement of a previous case with Cognex Corporation. The Company expects to continue to incur significant litigation expenses in 2003 related to patent litigation with The MathWorks. A significant amount of the decrease in general and administrative costs in 2001 was due to reduced intellectual property defense costs, the result of the net recovery of $1.2 million of intellectual property defense costs accrued in the prior year, and to operational efficiencies resulting from continued systems improvement. Implementation of information systems to support the Company's new research and development facility, upgrading its worldwide business applications suite to Oracle's latest web-based release 11i and continued investment in the Company's web presence were the main areas of focus for investment in the information systems department in 2002. General and administrative expenses as a percentage of revenue increased to 9.1% during 2002 from 7.6% during 2001. The Company expects that general and administrative costs will increase in absolute amounts and will fluctuate as a percentage of revenue as the Company continues to invest in maintaining its existing systems, protecting its intellectual property, developing the infrastructure for the new Hungarian manufacturing facility, and developing web-based commerce and management information systems.

     During the fourth quarter of 2002, the Company and Trilogy Software, Inc. ("Trilogy") settled a dispute regarding Trilogy's buy-out of the lease of the Company's Millenium office building which resulted in a gain of approximately $6.0 million from lease termination. As a result of additional facility lease consolidation, the Company incurred lease termination costs of approximately $2.4 million in the fourth quarter of 2002.

     In the fourth quarter of 2002, the Company contributed approximately $3.6 milion to the National Instruments Foundation, a 501(c)(3) charitable foundation established in 2002 for the purpose of continued promotion of scientific and engineering research and education at higher education institutions worldwide. Two of the four directors of the National Instruments Foundation are current officers of National Instruments.

     Interest Income and Expense. Interest income decreased 44% in 2002 from 2001, which followed a decrease of 9% in 2001 from 2000. The decrease in interest income in 2002 was primarily due to lower yields on the Company's investments. The primary source of interest income is from the investment of the Company's cash. Net cash provided by operating activities in 2002 totaled $51.0 million.

     Net Foreign Exchange Gain (Loss). The Company experienced net foreign exchange losses of $724,000 in 2002, compared to losses of $1.4 million in 2001 and losses of $1.5 million in 2000. These results are attributable to movements between the U.S. dollar and the local currencies in countries in which the Company's subsidiaries are located. The Company recognizes the local currency as the functional currency of its international subsidiaries.

     The Company utilizes foreign currency forward contracts to hedge a majority of its foreign currency denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. The Company typically limits the duration of its "receivables" foreign currency forward contracts to 90 days.

     The Company also utilizes foreign currency forward contracts and foreign currency purchased option contracts in order to reduce its exposure to fluctuations in future foreign currency cash flows. The Company purchases these contracts for up to 100% of its forecasted cash flows in selected currencies (primarily the euro, yen and pound sterling) and limits the duration of these contracts to 40 months. The foreign currency purchased option contracts are purchased "at-the-money" or "out-of-the-money." As a result, the Company's hedging activities only partially address its risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. The Company does not invest in contracts for speculative purposes. (See Note 10 of Notes to Consolidated Financial Statements for a description of the Company's forward and purchased option contracts and hedged positions.) The Company's hedging strategy increased the foreign exchange loss for December 31, 2002 by $1.4 million and reduced the net foreign exchange loss for December 31, 2001 by $6.5 million.

     Provision for Income Taxes. The provision for income taxes reflects an effective tax rate of 28% in 2002 and 32% in 2001 and 2000. The decrease in the effective rate resulted from income tax benefits attributable to the extraterritorial income exclusion and a change in the distrubion of income among taxing jurisdictions, particularly the impact of the Company's new manufacturing facility in Hungary. The effective tax rate is lower than the U.S. federal statutory rate of 35% primarily as a result of the extraterritorial income exclusion, tax-exempt interest and reduced tax rates in certain foreign jurisdictions.


 Liquidity and Capital Resources

     The Company is currently financing its operations and capital expenditures through cash flow from operations. At December 31, 2002, the Company had working capital of approximately $211.5 million compared to $209.8 million at December 31, 2001.

     Accounts receivable increased to $63.0 million at December 31, 2002 from $53.6 million at December 31, 2001, as a result of higher sales levels in the fourth quarter of 2002 compared to the fourth quarter of 2001. Receivable days outstanding at December 31, 2002 increased to 54 days from 51 days at December 31, 2001. Consolidated inventory balances have increased to $39.2 million at December 31, 2002 from $32.6 million at December 31, 2001. The increase in inventory was due to the planned increase in finished goods and safety stock inventory which enabled the Company to reduce delivery time of products to customers thereby increasing customer satisfaction. Inventory turns of 2.8 per year for 2002 represent a decrease from turns of 3.1 per year for 2001.

     Cash used in 2002 includes $30.8 million for the purchase of property and equipment, $19.6 million for the repurchase of approximately 813,000 shares of common stock and $5.8 million for capitalization of software development costs.

     During 2002, the Company completed construction of, and moved into a 382,000 sq. ft. office building ("Mopac C") located on its North Austin campus. The total cost for the new building, including furniture, fixtures and equipment was approximately $57.4 million. The Company consolidated its leaseholds upon completion of its move into Mopac C during the fourth quarter of 2002. All the Company's buildings are free from lien.

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances and internally generated funds. The Company estimates that its budgeted capital expenditures over the next fiscal year will be approximately $18 million. As of December 31, 2002, the Company had no debt outstanding.

     The Company believes that the cash flow from operations, if any, existing cash balances and short-term investments, will be sufficient to meet its cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months will depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth.

     The following summarizes the Company's contractual cash obligations as of December 31, 2002 (in thousands):

                                             Payments Due by Period
                                  ----------------------------------------------
                                  Total    2003    2004    2005    2006   Beyond
                                  ------  ------  ------  ------  ------  ------
Long-term debt.................   $   --  $   --  $   --  $   --  $   --  $   --
Capital lease obligations......       --      --      --      --      --      --
Operating leases...............    4,456   1,652   1,616     988     102      98
Other long-term obligations....       --      --      --      --      --      --
                                  ------  ------  ------  ------  ------  ------
Total contractual cash
obligations....................   $4,456  $1,652  $1,616  $  988  $  102  $   98
                                  ======  ======  ======  ======  ======  ======

     The following summarizes the Company's other commercial commitments as of December 31, 2002 (in thousands):

                                    Amount of Commitment Expiration by Period
                                  ----------------------------------------------
                                  Total    2003    2004    2005    2006   Beyond
                                  ------  ------  ------  ------  ------  ------
Guarantees.....................   $3,800  $3,800  $   --  $   --  $   --  $   --
Other commercial commitments...    4,300   4,300      --      --      --      --
                                  ------  ------  ------  ------  ------  ------
Total commercial commitments...   $8,100  $8,100  $   --  $   --  $   --  $   --
                                  ======  ======  ======  ======  ======  ======

  Financial Risk Management

     The Company's international sales are subject to inherent risks, including fluctuations in local economies; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. The Company's sales outside of North America are denominated in local currencies, and accordingly, the Company is subject to the risks associated with fluctuations in currency rates. In particular, increases in the value of the dollar against foreign currencies decrease the U.S. dollar value of foreign sales requiring the Company either to increase its price in the local currency, which could render the Company's product prices noncompetitive, or to suffer reduced revenues and gross margins as measured in U.S. dollars. These dynamics have adversely affected revenue growth in international markets in previous years. The Company's foreign currency hedging program includes both foreign currency forward and purchased option contracts to reduce the effect of exchange rate fluctuations. However, the hedging program will not eliminate all of the Company's foreign exchange risks. (See "Net Foreign Exchange Gain (Loss)" and
Note 10 of Notes to Consolidated Financial Statements.)

     The marketplace for the Company's products dictates that many of the Company's products be shipped very quickly after an order is received. As a result, the Company is required to maintain significant inventories. Therefore, inventory obsolescence is a risk for the Company due to frequent engineering changes, shifting customer demand, the emergence of new industry standards and rapid technological advances including the introduction by the Company or its competitors of products embodying new technology. While the Company maintains valuation allowances for excess and obsolete inventories and management continues to monitor the adequacy of such valuation allowances, there can be no assurance that such valuation allowances will be sufficient.

     The Company has no debt or off-balance sheet debt. As of December 31, 2002, the Company has non-cancelable operating lease obligations of approximately $4.5 million and contractual purchase commitments with various suppliers of general components and customized inventory components of approximately $4.3 million. As of December 31, 2002, the Company has outstanding guarantees for payment of foreign operating leases, customs and foreign grants totaling approximately $3.8 million. (See Note 12 of Notes to Consolidated Financial Statements.) At December 31, 2002, the Company did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company were engaged in such relationships.


 Market Risk

     The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

     Foreign Currency Hedging Activities. The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on the Company's earnings and cash flow. Accordingly, the Company utilizes purchased foreign currency option contracts and forward contracts to hedge its exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. The Company monitors its foreign exchange exposures regularly to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position. Based on the foreign exchange instruments outstanding at December 31, 2002, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate fair market value of all instruments outstanding of approximately $13.7 million. However, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, management believes that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 9 of Notes to Consolidated Financial Statements for a description of the Company's financial instruments at December 31, 2002 and 2001.)

     Short-term Investments. The fair value of the Company's investments in marketable securities at December 31, 2002 was $113.6 million. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies the marketable securities portfolio by investing in multiple types of investment-grade securities. The Company's investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on the Company's investment portfolio and interest rates at December 31, 2002, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $570,000, respectively, in the fair value of the investment portfolio. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.


 Non-Audit Services

     Prior to adoption of the Sarbanes-Oxley Act of 2002, the Company's Audit Committee modified its charter to require pre-approval of all non-audit services by its auditor, PricewaterhouseCoopers LLP including the following: tax research and consultations; international tax consulting; tax assistance and compliance in international locations; assistance with transfer pricing; expatriate tax services; consultations and assistance with other taxes including state and local taxes, sales and use taxes, customs and duties; review of intercompany agreements; and assistance with international manufacturing tax issues. The Company is currently monitoring the developments regarding new regulations as a result of the recent adoption of the Sarbanes-Oxley Act of 2002, and will comply with any new requirements.


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

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. This Statement also amends the disclosure provision of SFAS No. 123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of SFAS No. 148 did not have a material effect on the Company's financial position or results of operations.


 Critical Accounting Policies

     The Company's critical accounting policies are as follows:

     o    Revenue recognition

          Revenue from the sale and licensing of products is generally recognized on the date the product is shipped to the customer. Revenue related to the sale of maintenance contracts is deferred and amortized on a straight-line basis over the service period.

     o Estimating allowances, specifically sales returns, the allowance for doubtful accounts and the valuation allowance for excess and obsolete inventories

          The preparation of financial statements requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, the Company must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. The allowance for sales returns was $1.2 million at December 31, 2002. Material differences may result in the amount and timing of the Company's revenue for any period if management made different judgments or utilized different estimates. Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The allowance for doubtful accounts was $3.8 million at December 31, 2002. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based on assumptions on future demands and market conditions. The valuation allowance for excess and obsolete inventories was $3.5 million at December 31, 2002. If actual market conditions are less favorable than those projected by management, additional inventory write downs may be required.

     o    Accounting for costs of computer software

          The Company capitalizes costs related to the development and acquisition of certain software products. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis for those products available for market and has been recognized based on the product's estimated economic life, generally three years. At each balance sheet date, the unamortized costs are reviewed by management and reduced to net realized value when necessary. As of December 31, 2002, unamortized capitalized software development costs was $9.3 million.

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

          When it is determined that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate. As of December 31, 2002, the Company had net goodwill of approximately $5.8 million.


 Factors Affecting the Company's Business

     U.S./Global Economic Slowdown. As occurred in 2001 and 2002, the markets in which the Company does business could again experience the negative effects of a slowdown in the U.S. and/or Global economies. The Company could also be subject to or impacted by acts of terriorism and/or the effects that a war or U.S. military action would have on the U.S. and/or global economies. The worsening of the U.S. or Global economies could result in reduced purchasing and capital spending in any of the markets served by the Company which could have a material adverse effect on the Company's operating results.

     Budgets. The Company has established an operating budget for 2003. The Company's spending for 2003 could exceed this budget due to a number of factors; including: additional marketing costs for conferences and tradeshows; increased costs from the over-hiring of product development engineers or other personnel; increased manufacturing costs resulting from component supply shortages and/or component price fluctuations; additional litigation expenses related to intellectual property litigation. Any future decreased demand for our products could result in decreased revenue and could require the Company to revise its budget and reduce expenditures. Exceeding the established operating budget or failing to revise its budget in response to any decrease in revenue could have a material adverse effect on the Company's operating results.

     Risk of Component Shortages. As has occurred in the past, and as may be expected to occur in the future, supply shortages of components used in our products, including sole source components, can result in significant additional costs and inefficiencies in manufacturing. If the Company is unsuccessful in resolving any such component shortages, it will experience a significant impact on the timing of revenue and/or an increase in manufacturing costs, either of which would have a material adverse impact on the Company's operating results.

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

     Management Information Systems. During 2002, the Company devoted significant resources to implementing information systems to support its new research and development facility on its Austin campus. The Company also devoted significant resources to upgrading its Japanese office's business applications suite to Oralcle's latest web-based release 11i, and to continued development of web offerings. In 2003, the Company will be focusing on upgrading its U.S. office's business applications suite to Oracle's latest web-based release 11i, and will continue to devote significant resources to the development of the web. Failure to successfully implement these initiatives could have a material adverse effect on the Company's operating results.

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

     Risks Associated with International Operations and Foreign Economies. International sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. The Company must also comply with various import and export regulations. Failure to ensure compliance with these regulations could result in fines and/or termination of import and export privileges, which could have a material adverse effect on the Company's operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by the Company's international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the weighted average value of the U.S. dollar. This weighted average is calculated as the percentage change in the value of the currency relative to the dollar, multiplied by the proportion of international sales recorded in the particular currency. Between 2002 and 2001, the weighted average value of the U.S. dollar decreased by 2.5%, causing an equivalent increase in the U.S. dollar value of the Company's foreign currency sales and expenses. If the weighted average value during 2002 had been the same as that in 2001, on a pro-forma basis, the Company's sales for 2002 would have been flat with sales from 2001. If the weighted average value during 2002 had been the same as that in 2001, on a pro-forma basis, the Company's consolidated operating expenses would have been $240.8 million, representing a decrease of $4.5 million. If the U.S. dollar strengthens in the future, it could have a materially adverse effect on the Company's operating results.

     As of December 31, 2002, the Company has $1.0 million of deferred gains on yen foreign currency cash flow hedge contracts recorded in accumulated other comprehensive income that are expected to be reclassified into earnings over the next 12 months. If the yen fails to strengthen before the expiration of these contracts, and if the Company is unable to increase prices in Japan and/or globally, the Company will experience a deterioration of revenue and gross and net profit margins, which could have a material adverse effect on the Company's operating results.

     Expansion of Manufacturing Capacity. During 2001, the Company completed construction of a second manufacturing facility. This facility is located in Hungary and became operational in the fourth quarter of 2001. This facility sources a significant portion of the Company's sales. Currently the Company is continuing to recruit and train the local work force and is continuing to develop and implement information systems to support its operation. This facility and its operation are also subject to risks associated with a new manufacturing facility and with doing business internationally, including difficulty in managing manufacturing operations in a foreign country, difficulty in achieving or maintaining product quality, interruption to transportation flows for delivery of components to us and finished goods to our customers, and changes in the country's political or economic conditions. No assurance can be given that the Company's efforts will be successful. Accordingly, failure to deal with these factors could result in interruption in the facility's operation or delays in expanding its capacity, either of which could have a material adverse effect on the Company's operating results.

     Income Tax Rate. The Company established a manufacturing facility in Hungary in 2001. As a result of certain foreign investment incentives available under Hungarian law, the profit from the Company's Hungarian operation is currently exempt from income tax. These benefits may not be available in the future due to changes in Hungary's political condition and/or tax laws. The reduction or elimination of these foreign investment incentives would result in the reduction or elimination of certain tax benefits thereby increasing the Company's future effective income tax rate, which could have a material adverse effect on the Company's operating results.

     The Company receives a substantial income tax benefit from the extraterritorial income exemption ("ETI") under U.S. law. The ETI rules provide that a percentage of the profits from products and intangibles exported from the U.S. are exempt from U.S. tax. This benefit may not be available in the future as the ETI has been ruled an illegal export subsidy by the World Trade Organization. The repeal of the ETI would result in the elimination of this tax benefit thereby increasing the Company's future effective income tax rate, which could have a material adverse effect on the Company's operating results.

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

     Dependence on Key Suppliers. The Company's manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these components are available through sole or limited sources. Sole-source components purchased by the Company include custom application-specific integrated circuits ("ASICS") and other components. The Company has in the past experienced delays and quality problems in connection with sole-source components, and there can be no assurance that these problems will not recur in the future. Accordingly, the failure to receive sole-source components from suppliers could result in a material adverse effect on the Company's revenues and operating results.

     Stock-based  Compensation  Plans.  The Company  has two active  stock-based compensation plans and one inactive plan. The two active stock-based compensation plans are the 1994 Incentive Stock Option Plan and the Employee Stock Purchase Plan. The Company currently adheres to the disclosure only provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and as such, no compensation cost has been recognized in the Company's financial statements for the stock option plan and the stock purchase plan. The Company is currently monitoring the recent discussions related to possible new regulations regarding the accounting treatment for stock options. The Company will comply with any changes in the accounting of stock options required by the FASB. If the fair value based method of accounting for stock options established under SFAS No. 123 were adopted effective January 1, 2002, for the options granted during 2002, the Company estimates it would have recognized stock option expense of approximately $614,000. If the Company were to adopt the accounting provision of SFAS No. 123, the adoption would be prospective. Accordingly, the Company would expect stock option expense to increase in the future if additional stock options are issued.

     Proprietary Rights and Intellectual Property Litigation. The Company's success depends on its ability to obtain and maintain patents and other proprietary rights relative to the technologies used in its principal products. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may have in the past infringed or violated certain of the Company's intellectual property rights. The Company is currently involved in litigation in federal court alleging patent infringement by the products of a defendant. As is typical in the industry, the Company from time to time may be notified that it is infringing certain patent or intellectual property rights of others. There can be no assurance that this litigation and any other intellectual property litigation initiated in the future will not cause significant litigation expense, liability and a diversion of management's attention which may have a material adverse effect on the Company's operating results.

     Dependence on Key Management and Technical Personnel. The Company's success depends to a significant degree upon the continued contributions of its key management, sales, marketing, research and development and operational personnel, including Dr. Truchard, the Company's Chairman and Chief Executive Officer, and other members of senior management and key technical personnel. The Company has no agreements providing for the employment of any of its key employees for any fixed term and the Company's key employees may voluntarily terminate their employment with the Company at any time. The loss of the services of one or more of the Company's key employees in the future could have a material adverse affect on operating results. The Company also believes its future success will depend upon its ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, as well as training, motivating and supervising the employees. In addition, the recruiting environment for software engineering, sales and other technical professionals is very competitive. Competition for qualified software engineers is particularly intense and is likely to result in increased personnel costs. Failure to attract or retain qualified software engineers could have an adverse effect on the Company's operating results. The Company also recruits and employs foreign nationals to achieve its hiring goals primarily for engineering and software positions. There can be no guarantee that the Company will continue to be able to recruit foreign nationals to the current degree. These factors further intensify competition for key personnel, and there can be no assurance that the Company will be successful in retaining its existing key personnel or attracting and retaining additional key personnel. Failure to attract and retain a sufficient number of technical personnel could have a material adverse effect on the Company's operationg results.

     Risk of Product Liability Claims. The Company's products are designed to provide information upon which the users may rely. The Company attempts to assure the quality and accuracy of the processes contained in its products, and to limit its product liability exposure through contractual limitations on liability, including disclaimers in its "shrink wrap" license agreements with end-users. If future products contain errors that produce incorrect results on which users rely, customer acceptance of the Company's products could be adversely affected. Further, the Company could be subject to liability claims that could have a material adverse effect on the Company's operating results or financial position. Although the Company maintains liability insurance, there can be no assurance that such insurance or the contractual provisions used by the Company to limit its liability will be sufficient.


ITEM 7(a). MARKET RISK

     Response to this item is included in "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk" above.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-21 and S-1 hereof.


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

     The information required by this Item pursuant to Item 403 of Regulation S-K is incorporated by reference to the Company's Proxy Statement under the heading "Election of Directors."

     The information required by this Item pursuant to Item 201(d) of Regulation S-K is incorporated by reference to the Company's Proxy Statement under the heading "Equity Compensation Plans Information".


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In the fourth quarter of 2002, the Company contributed approximately $3.6 milion to the National Instruments Foundation, a 501(c)(3) charitable foundation established in 2002 for the purpose of continued promotion of scientific and engineering research and education at higher education institutions worldwide. Two of the four directors of the National Instruments Foundation are current officers of National Instruments.

     During 2001, the Company acquired a 10% minority interest in another company for $2.5 million. Because of the Company's ownership percentage and its lack of control and inability to exert influence over this entity, this investment is accounted for under the cost method. Sales to this company during 2002 and 2001 were $141,000 and $96,000, respectively.Trade receivables from this company at December 31, 2002 and 2001 were approximately $28,000 and $7,000, respectively. The Company has no other minority investments in any other entities.

     In  addition,  the  information  required by this item is  incorporated  by
reference  to  the  Company's  Proxy   Statement  under  the  heading   "Certain
Relationships and Related Transactions."


    ITEM 14.   CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities and Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this annual report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents Filed with Report

          1.   Financial  Statements.   See  Index  to  Consolidated   Financial
               Statements at page F-1 of this Form 10-K and the Financial Statements and Notes thereto which are included at pages F-2 to F-21 of this Form 10-K.

          2.   Exhibits.

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

          3.2* Bylaws of the Company.

          4.1* Specimen of Common Stock certificate of the Company.

          4.2* Rights Agreement dated as of May 19, 1994, between the Company and The First National Bank of Boston.

          10.1* Form of Indemnification Agreement.

          10.2* 1994 Incentive Plan.**

          10.3* 1994 Employee Stock Purchase Plan.**

          10.4  Agreement Regarding Terms of Employment.

          11.0 Computation of Earnings Per Share.

          21.1 Subsidiaries of the Company.

          23.0 Consent of Independent Accountants.

          24.0 Power of Attorney (included on page 35).

          99.1 Certification of Chief Executive Officer and Chief Financial Officer

* Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.

** Management Contract or Compensatory, Plan or Arrangement.

     (b) Reports on Form 8-K

          Not Applicable.

     (c) Exhibits

          See Item 15(a)(2) above.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Registrant

                        NATIONAL INSTRUMENTS CORPORATION

January 26, 2003                         BY:/s/ Dr. James J. Truchard
                                            Dr. James J. Truchard
                                            Chairman of the Board and President

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

--------------------------------------------------------------------------------
    Signature              Capacity in Which Signed               Date
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

/s/ James J. Truchard      Chairman of the Board and
Dr. James J. Truchard    President (Principal Executive        January 26, 2003
                                   Officer)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

/s/ Alexander M. Davern     Chief Financial Officer and
Alexander M. Davern        Treasurer (Principal Financial      January 27, 2003
                              and Accounting Officer)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

/s/ Jeffrey L. Kodosky
Jeffrey L. Kodosky                  Director                   January 24, 2003

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

/s/ Dr. Donald M. Carlton
Dr. Donald M. Carlton               Director                   January 24, 2003

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

/s/ Ben G. Streetman
Ben G. Streetman                    Director                   January 27, 2003

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

/s/ R. Gary Daniels
R. Gary Daniels                     Director                   January 26, 2003

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

/s/ Charles J. Roesslein
Charles J. Roesslein                Director                   January 25, 2003

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

/s/ Duy-Loan T. Le
Duy-Loan T. Le                      Director                   January 27, 2003

--------------------------------------------------------------------------------

I, James Truchard, certify that:


1. I have reviewed this annual report on Form 10-K of National Instruments Corporation;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 26, 2003

                                         /s/ James Truchard
                                             James Truchard
                                             Chief Executive Officer

I, Alexander Davern, certify that:


1. I have reviewed this annual report on Form 10-K of National Instruments Corporation;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 27, 2003

                                         /s/ Alexander Davern
                                             Alexander Davern
                                             Chief Financial Officer

                        NATIONAL INSTRUMENTS CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                             No.
Financial Statements:                                                       ----
Report of Independent Accountants..........................................  F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001...............  F-3
Consolidated Statements of Income for each of the Three Years Ended
December 31, 2002..........................................................  F-4
Consolidated Statements of Cash Flows for each of the Three Years Ended
December 31, 2002..........................................................  F-5
Consolidated Statements of Stockholders' Equity for each of the Three Years
Ended December 31, 2002....................................................  F-6
Notes to Consolidated Financial Statements.................................  F-7
Financial Statement Schedules:
For each of the Three Years Ended December 31, 2002
    Schedule II--Valuation and Qualifying Accounts.........................  S-1

    All other schedules are omitted because they are not applicable.

                        Report of Independent Accountants

To the Board of Directors and Stockholders of National Instruments Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of National Instruments Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                        /s/   PRICEWATERHOUSECOOPERS LLP
                                              PricewaterhouseCoopers LLP

Austin, Texas
January 27, 2003

                        NATIONAL INSTRUMENTS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                               December 31,
                                                             2002        2001
                                                          ----------  ----------
                                     ASSETS

Current assets:
    Cash and cash equivalents...........................  $  40,240   $  49,089
    Short-term investments..............................    113,638     101,422
    Accounts receivable, net............................     62,981      53,624
    Inventories, net....................................     39,247      32,607
    Prepaid expenses and other current assets...........     13,756      20,608
    Deferred income taxes, net..........................      8,104       6,408
                                                          ----------  ----------
       Total current assets.............................    277,966     263,758
    Property and equipment, net.........................    152,133     137,360
    Intangibles and other assets........................     28,615      23,501
                                                          ----------  ----------
       Total assets.....................................  $ 458,714   $ 424,619
                                                          ==========  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable....................................  $  25,578   $  28,958
    Accrued compensation................................      9,555       8,944
    Accrued expenses and other liabilities..............     13,507       6,819
    Income taxes payable................................      6,153       1,298
    Other taxes payable.................................     11,720       7,903
                                                          ----------  ----------
       Total current liabilities........................     66,513      53,922
Deferred income taxes, net..............................      5,738       4,533
                                                          ----------  ----------
       Total liabilities................................     72,251      58,455
                                                          ----------  ----------
Commitments and contingencies (Note 13)
Stockholders' equity:
    Common stock: par value $0.01; 180,000,000 shares
    authorized;51,074,607 and 51,162,469 shares issued
    and outstanding, respectively.......................        511         512
    Additional paid-in capital..........................     72,063      78,261
    Retained earnings...................................    321,813     290,408
    Accumulated other comprehensive loss................     (7,924)     (3,017)
                                                          ----------  ----------
       Total stockholders' equity.......................    386,463     366,164
                                                          ----------  ----------
       Total liabilities and stockholders' equity.......  $ 458,714   $ 424,619
                                                          ==========  ==========


The accompanying notes are an integral part of these consolidated financial statements.

                        NATIONAL INSTRUMENTS CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                         For the Years
                                                       Ended December 31,
                                                 2002        2001        2000
                                              ----------  ----------  ----------
Net sales..................................   $ 390,790   $ 385,275   $ 410,149
Cost of sales..............................     105,086     101,297      98,326
                                              ----------  ----------  ----------
    Gross profit...........................     285,704     283,978     311,823
                                              ----------  ----------  ----------
Operating expenses:
    Sales and marketing....................     145,671     145,555     147,377
    Research and development...............      63,964      60,745      55,954
    General and administrative.............      35,714      29,234      32,077
                                              ----------  ----------  ----------
       Total operating expenses............     245,349     235,534     235,408
                                              ----------  ----------  ----------
    Operating income.......................      40,355      48,444      76,415
Other income (expense):
    Interest income........................       3,295       5,837       6,390
    Interest expense.......................        (128)        (26)       (533)
    Net foreign exchange loss..............        (724)     (1,424)     (1,482)
    Other income, net......................         820         702         323
                                              ----------  ----------  ----------
Income before income taxes.................      43,618      53,533      81,113
Provision for income taxes.................      12,213      17,131      25,956
       Net income..........................   $  31,405   $  36,402   $  55,157
                                              ==========  ==========  ==========

Basic earnings per share...................   $    0.61   $    0.72   $    1.10
                                              ==========  ==========  ==========
Weighted average shares
 outstanding - basic.......................      51,219      50,910      50,332
                                              ==========  ==========  ==========

Diluted earnings per share.................   $    0.59   $    0.68   $    1.03
                                              ==========  ==========  ==========
Weighted average shares
 outstanding - diluted.....................      53,411      53,651      53,564
                                              ==========  ==========  ==========



The accompanying notes are an integral part of these consolidated financial statements.

                        NATIONAL INSTRUMENTS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                            For the Years Ended
                                                                December 31,
                                                       2002        2001        2000
                                                    ----------  ----------  ----------
Cash flow from operating activities:
Net income........................................  $  31,405   $  36,402   $  55,157
Adjustments to reconcile net income to cash
 provided by operating activities:
  Charges to income not requiring cash outlays:
    Depreciation and amortization.................     20,748      16,802      16,345
    Provision (benefit) for deferred income taxes.       (207)        822        (832)
    Tax benefit from stock option plans...........      1,835       1,665       1,363
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable....     (9,357)     21,080     (16,425)
    Decrease (increase) in inventory..............     (6,640)        685      (7,131)
    Decrease (increase) in prepaid expenses
     and other assets.............................      1,823      (9,574)     (1,655)
    (Decrease) increase in accounts payable.......     (3,380)     (1,407)      7,047
    (Decrease) increase in taxes and other
     liabilities..................................     12,906      (9,322)      1,127
                                                    ----------  ----------  ----------
       Net cash provided by operating activities..     49,133      57,153      54,996
                                                    ----------  ----------  ----------
Cash flow from investing activities:
Capital expenditures..............................    (30,817)    (65,274)    (27,631)
Additions to intangibles..........................     (8,750)     (4,903)     (6,930)
Purchases of short-term investments...............   (134,434)   (149,505)    (97,685)
Sales of short-term investments...................    122,218     127,608     101,685
                                                    ----------  ----------  ----------
       Net cash used in investing activities......    (51,783)    (92,074)    (30,561)
                                                    ----------  ----------  ----------
Cash flow from financing activities:
Repayments of long-term debt......................         --          --      (5,177)
Proceeds from issuance of common stock............     13,424      12,242      10,710
Repurchase of common stock........................    (19,623)     (3,509)         --
                                                    ----------  ----------  ----------
       Net cash provided by (used in) financing
        activities................................     (6,199)      8,733       5,533
                                                    ----------  ----------  ----------
Net increase (decrease) in cash and cash
 equivalents......................................     (8,849)    (26,188)     29,968
Cash and cash equivalents at beginning of period..     49,089      75,277      45,309
                                                    ----------  ----------  ----------
Cash and cash equivalents at end of period........  $  40,240   $  49,089   $  75,277
                                                    ==========  ==========  ==========
Cash paid for interest and income taxes
    Interest......................................  $     128   $      26   $     601
    Income taxes..................................  $   5,052   $  15,814   $  26,776


The accompanying notes are an integral part of these consolidated financial statements.

                        NATIONAL INSTRUMENTS CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                                               Accumulated
                                                      Common    Common  Additional                Other         Total
                                                      Stock     Stock    Paid-In    Retained  Comprehensive  Stockholders'
                                                     (Shares)   Amount   Capital    Earnings   Gain/(Loss)      Equity
                                                    ----------  ------  ----------  --------  -------------  -------------
Balance at December 31, 1999......................  50,047,182  $ 500   $  58,830   $198,849   $  (3,944)     $  254,235
Net income........................................                                    55,157                      55,157
Foreign currency translation adjustment
  (net of $1,126 tax benefit).....................                                    (2,090)                     (2,090)

Unrealized gain on securities available for sale..
  (net of $75 tax expense)........................                                       202                         202
Unrealized gain on derivative instruments
  (net of $1,512 tax expense).....................                                     2,809                       2,809
Issuance of common stock under employee plans.....     587,421      6      10,704                                 10,710
                                                    ----------  ------  ----------  --------  -------------  -------------
Balance at December 31, 2000......................  50,634,603  $ 506   $  69,534   $254,006   $  (3,023)     $  321,023
Net income........................................                                    36,402                      36,402
Foreign currency translation adjustment
  (net of $1,137 tax benefit).....................                                                (2,417)         (2,417)
Unrealized loss on securities available for sale
  (net of $0 tax benefit).........................                                                  (167)           (167)
Unrealized gain on derivative instruments
  (net of $1,449 tax expense).....................                                                 2,590           2,590
Issuance of common stock under employee plans.....     649,666      6      12,236                                 12,242
Repurchase and retirement of common stock.........    (121,800)            (3,509)                                (3,509)
                                                    ----------  ------  ----------  --------  -------------  -------------
Balance at December 31, 2001......................  51,162,469  $ 512   $  78,261   $290,408   $  (3,017)     $  366,164
Net income........................................                                    31,405                      31,405
Foreign currency translation adjustment
  (net of $1,355 tax expense).....................                                                 3,483           3,483
Unrealized gain on securities available for sale
  (net of $0 tax benefit).........................                                                   147             147
Unrealized loss on derivative instruments
  (net of $3,320 tax benefit).....................                                                (8,537)         (8,537)
Issuance of common stock under employee plans.....     725,488      7      13,417                                 13,424
Repurchase and retirement of common stock.........    (813,350)    (8)    (19,615)                               (19,623)
                                                    ----------  ------  ----------  --------  -------------  -------------
Balance at December 31, 2002......................  51,074,607  $ 511   $  72,063   $321,813   $  (7,924)     $  386,463




The accompanying notes are an integral part of these consolidated financial statements.

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

     Certain prior year amounts have been reclassified to conform with the 2002 presentation.


     Use of estimates

     Judgments and estimates by management are required in the preparation of financial statements to conform with U.S. generally accepted accounting principles. The estimates and underlying assumptions affect the reported amounts of assets and liabilities, the disclosure of contingencies at the balance sheet date and the reported revenues and expenses for the period. Actual results could differ from those estimates.


     Cash and cash equivalents

     Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less at the date of acquisition.


     Short-term investments

     Short-term investments consist of corporate, state and municipal securities with readily determinable fair market values and original maturities in excess of three months. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company's investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.


     Inventories

     Inventories are stated at the lower-of-cost or market. Cost is determined using standard costs, which approximate the first-in first-out (FIFO) method. Cost includes the acquisition cost of purchased components, parts and subassemblies, in-bound freight costs, labor and overhead. Market, is replacement cost with respect to raw materials and, is net realizable value with respect to work in process and finished goods.

     Inventory is shown net of valuation allowance for excess and obsolete inventories of $3.5 million and $2.9 million at December 31, 2002 and 2001, respectively.


     Property and equipment

     Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from twenty to forty years for buildings, three to seven years for purchased internal use software and three to five years for equipment. Leasehold improvements are depreciated over the shorter of the life of the lease or the asset.


     Intangible assets

     The  Company  has   capitalized   costs  related  to  the  development  and
acquisition of certain software products. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Technological feasibility for Ntaional Instruments products is established when the product is available for beta release. Amortization is computed on an individual product basis for those products available for market and has been recognized based on the product's estimated economic life, generally three years. Patents are amortized using the straight-line method over their estimated period of benefit, generally seventeen years. At each balance sheet date, the unamortized costs for all intanbigle assets are reviewed by management and reduced to net realizable value when necessary.

     The excess purchase price over the fair value of assets acquired is recorded as goodwill. Beginning in 2002 with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, but instead tested for impairment at least annually. Prior to 2002, goodwill was amortized using the straight-line method over its estimated period of benefit, ten years.


     Concentrations of credit risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of foreign currency forward and option contracts, cash and cash equivalents, short-term investments and trade accounts receivable. In management's opinion, no significant concentration of credit risk exists for the Company.

     The Company's counterparties in its foreign currency forward and option contracts are major financial institutions. The Company does not anticipate nonperformance by these counterparties. The Company maintains cash and cash equivalents with various financial institutions located in many countries worldwide. The Company's short-term investments are diversified among and limited to high-quality securities with high credit ratings. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across many countries and industries. The amount of sales to any individual customer did not exceed 3% of revenue for the periods presented. The amount of trade accounts receivable from any individual customer at December 31, 2002 was approximately $600,000.


     Revenue recognition

     Sales revenue is generally recognized on the date the product is shipped to the customer. Provision is made for estimated sales returns based on actual historical experience. Revenue related to the sale of maintenance contracts is deferred and amortized on a straight-line basis over the service period. Deferred revenue at December 31, 2002 and 2001 is $5.4 million and $4.2 million respectively.

     Accounts receivable are net of allowances for doubtful accounts of $3.8 million and $4.9 million at December 31, 2002 and 2001, respectively.


     Warranty expense

     The Company offers a one-year limited warranty on most hardware products and a 90-day warranty on software products, which is included in the sales price of many of its products. Provision is made for estimated future warranty costs at the time of sale.

     The warranty reserve at December 31, was as follows (in thousands):

                                                              Dollar Amount of
                                                                 Liability
                                                             ------------------
                                                               2002       2001
                                                             --------  --------
Balance at the beginning of the period....................   $   865   $   715
Accruals for warranties issued during the period..........       988     1,484
Settlements  made (in cash or in kind) during the period..    (1,138)   (1,334)
                                                             --------  --------
Balance at the end of the period..........................   $   715   $   865
                                                             ========  ========


     Legal defense costs

     The Company accrues for legal defense costs on an undiscounted basis, in accordance with SFAS No. 5, Accounting for Loss Contingencies, when such costs are considered probable of being incurred and are reasonably estimable. The Company periodically evaluates available information, both internal and external, relative to such contingencies and adjusts this accrual as necessary.


     Advertising expense

     The Company expenses its costs of advertising as incurred. Advertising expense for the years ended December 31, 2002, 2001 and 2000 is $29.6 million, $30.4 million and $35.4 million, respectively.


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

     On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of foreign currency denominated receivables ("fair-value" hedge) or as a hedge of the variability of foreign currency cash flows to be received ("cash flow" hedge). Changes in the fair market value of a fair-value hedge are recorded, along with the loss or gain on the re-measurement of foreign-currency-denominated receivables, in current earnings. Changes in the fair value of derivatives that are highly effective as--and that are designated and qualify as--cash flow hedges under SFAS No. 133 are recorded in other comprehensive income. These amounts are subsequently reclassified into earnings in the period during which the hedge transaction is realized. The Company does not enter into derivative contracts for speculative purposes.

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

     When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations where hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current-period earnings.


     Income taxes

     The Company accounts for income taxes under the asset and liability method as set forth in SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.


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

     The reconciliation of the denominators used to calculate the basic EPS and diluted EPS for the years ended December 31, 2002, 2001 and 2000, respectively, are as follows (in thousands):

                                                       Years Ended December 31,
                                                      2002      2001      2000
                                                    --------  --------  --------
    Weighted average shares outstanding-basic....    51,219    50,910    50,332
    Plus: Common share equivalents
     Stock options...............................     2,192     2,741     3,232
                                                    --------  --------  --------
    Weighted average shares outstanding-diluted..    53,411    53,651    53,564
                                                    ========  ========  ========

     Stock options to acquire 1,649,000, 1,394,000 and 990,000 shares for the years ended December 31, 2002, 2001 and 2000, respectively, were excluded from the computations of diluted earnings per share because the effect of including stock options would have been anti-dilutive.

     Stock-based compensation plans

     The Company has two active stock-based compensation plans and one inactive plan. The two active stock-based compensation plans are the 1994 Incentive Stock Option Plan and the Employee Stock Purchase Plan. The Company follows the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. As allowed by SFAS No. 123, the Company continues to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees and related interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation cost has been recognized in the Company's financial statements for the stock option plan and the stock purchase plan. If compensation cost for the Company's two active stock-based compensation plans were determined based on the fair value at the grant date for awards under those plans consistent with the method established by SFAS No. 123, the Company's net income and earnings per share would approximate the pro-forma amounts below (in thousands, except per share data):

                                                    Year Ended Deccember 31,
                                              ----------------------------------
                                                 2002        2001        2000
                                              ----------  ----------  ----------
Net income, as reported...................     $ 31,405    $ 36,402    $ 55,157

Stock-based compensation included in
 reported net income, net of related tax
 effects..................................           --          --          --
Total stock-based compensation expense
 determined under fair value method for
 all awards, net of related tax effects...      (14,019)    (14,086)    (10,850)
                                              ----------  ----------  ----------
Pro-forma net income......................     $ 17,386    $ 22,316    $ 44,307
                                              ----------  ----------  ----------
Earnings per share:
Basic - as reported.......................     $   0.61    $   0.72    $   1.10
Basic - pro-forma.........................     $   0.34    $   0.44    $   0.88
Diluted - as reported.....................     $   0.59    $   0.68    $   1.03
Diluted - pro-forma.......................     $   0.33    $   0.42    $   0.83


     Comprehensive income

     The Company follows SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting comprehensive income and its components including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Total comprehensive income for 2002, 2001 and 2000 was $26.5 million, $36.4 million and $56.1 million, respectively.


     Recently issued accounting pronouncements

     In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002. The Statement rescinds SFAS No. 4 and requires that only unusual or infrequent gains and losses from extinguishment of debt should be classified as extraordinary items, consistent with APB Opinion 30. This Statement amends SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends certain existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS No 145 effective July 1, 2002. The adoption of SFAS No. 145 did not have a material effect on our financial position or results of operations.

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

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. This Statement also amends the disclosure provision of SFAS No. 123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company adopted SFAS No. 148 effective December 31, 2002. The adoption of SFAS No. 148 did not have a material effect on the Company's financial position or results of operations.


Note 2: Short-term investments

     Short-term investments at December 31, 2002 and 2001, consisting of corporate, state and municipal securities, were acquired at an aggregate cost of $113.6 million and $101.0 million, respectively. The contractual maturities of these securities, which are classified as available-for-sale and carried at fair value, are as follows (in thousands):

                                                               December 31,
                                                             2002        2001
                                                          ----------  ----------
    Less than 90 days............................         $  33,237   $  14,004
    90 days to one year..........................            40,377      36,799
    One year through two years...................            38,876      23,233
    Two years through three years................             1,148      27,386
                                                          ----------  ----------
                                                          $ 113,638   $ 101,422
                                                          ==========  ==========


Note 3: Inventories

     Inventories, net consist of the following (in thousands):

                                                               December 31,
                                                             2002        2001
                                                          ----------  ----------
    Raw materials................................         $  21,127   $  15,394
    Work-in-process..............................             1,324         824
    Finished goods...............................            16,796      16,389
                                                          ----------  ----------
                                                          $  39,247   $  32,607
                                                          ==========  ==========

Note 4: Property and equipment

     Property and equipment consist of the following (in thousands):

                                                               December 31,
                                                             2002        2001
                                                          ----------  ----------
    Land.........................................         $   5,850   $   5,665
    Buildings....................................           121,320      66,819
    Furniture and equipment......................           114,166      93,608
                                                          ----------  ----------
                                                            241,336     166,092
    Accumulated depreciation.....................           (89,203)    (73,159)
    Construction-in-progress.....................                --      44,427
                                                          ----------  ----------
                                                          $  152,133  $ 137,360
                                                          ==========  ==========

     Depreciation expense for the years ended December 31, 2002, 2001 and 2000, was $16.0 million, $12.6 million and $12.8 million, respectively.


Note 5: Intangibles and other assets

     Intangibles  at December  31, 2002 and 2001  include  capitalized  software development costs of $9.3 million and $7.5 million (net of accumulated amortization of $15.6 million and $11.7 million), respectively, goodwill of $5.8 million and $4.9 million in 2002 and 2001 (net of accumulated amortization of $1.9 million and $1.6 million), respectively, and patents of $5.6 million and $4.4 million in 2002 and 2001 (net of accumulated amortization of $1.1 million and $731,000), respectively. Total amortization costs were $4.7 million, $4.2 million and $3.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. Software development costs capitalized during 2002, 2001 and 2000 were $5.8 million, $3.9 million and $5.0 million, respectively, and related amortization was $3.8 million, $3.1 million and $2.6 million, respectively.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142, discontinues amortization of acquired goodwill and instead requires annual impairment testing. The Company adopted SFAS No. 142 effective January 1, 2002. Adoption of SFAS No. 142 did not have a material impact on the Company's financial position or results of operations.


Note 6: Income taxes

     The components of income before the provision for income taxes are as follows (in thousands):

                                                      Years Ended December 31,
                                                      2002      2001      2000
                                                    --------  --------  --------
    Domestic....................................    $38,517   $47,085   $68,982
    Foreign.....................................      5,101     6,448    12,131
                                                    --------  --------  --------
                                                    $43,618   $53,533   $81,113

     The provision for income taxes charged to operations is as follows (in thousands):

                                                      Years Ended December 31,
                                                      2002      2001      2000
                                                    --------  --------  --------
    Current tax expense:
       U.S. federal.............................    $ 8,798   $12,856   $22,902
       State....................................        654     1,575     2,043
       Foreign..................................      2,968     1,878     1,843
                                                    --------  --------  --------
          Total current.........................     12,420    16,309    26,788
                                                    --------  --------  --------
    Deferred tax expense (benefit):
       U.S. federal.............................        580     1,078    (2,031)
       State....................................         56       123       (12)
       Foreign..................................       (843)     (379)     1,211
                                                    --------  --------  --------
          Total deferred........................       (207)      822      (832)
                                                    --------  --------  --------
          Total provision.......................    $12,213   $17,131   $25,956
                                                    ========  ========  ========


     Deferred tax liabilities (assets) at December 31, 2002 and 2001 as follows (in thousands):

                                                                 December 31,
                                                                2002      2001
                                                              --------  --------
    Capitalized software..................................    $ 3,246   $ 2,548
    Unrealized gain on derivative instruments.............        967     2,588
    Depreciation and amortization.........................      2,906     1,088
    Unrealized exchange gain..............................         --       381
    Accrued legal expenses................................        116        --
    Undistributed earnings of foreign subsidiaries........        183       114
                                                              --------  --------
     Gross deferred tax liabilities.......................      7,418     6,719
                                                              --------  --------
    Operating loss carryforwards..........................     (2,465)   (1,180)
    Vacation and other accruals...........................     (1,852)   (1,559)
    Inventory valuation and warranty provisions...........     (3,218)   (3,611)
    Doubtful accounts and sales provisions................     (1,184)   (1,615)
    Unrealized exchange loss..............................       (588)       --
    Intercompany profit...................................     (1,911)   (1,234)
    Accrued rent expenses.................................       (818)       --
    Accrued legal expenses................................        --      (319)
    Other.................................................       (473)     (797)
                                                              --------  --------
     Gross deferred tax assets............................    (12,509)  (10,315)
                                                              --------  --------
    Valuation allowance...................................        615       557
                                                              --------  --------
     Net deferred tax asset...............................    $(4,476)  $(3,039)
                                                              ========  ========

A reconciliation of income taxes at the U.S. federal statutory income tax rate to the effective tax rate follows:

                                                                  Years Ended
                                                                  December 31,
                                                                2002  2001  2000
                                                                ----  ----  ----
    U.S. federal statutory tax rate............................  35%   35%   35%
    Foreign sales corporation/ETI benefit......................  (6)   (2)   (2)
    Foreign taxes more (less) than federal statutory rate......   2    (1)   (1)
    Research and development tax credit........................  (2)   (1)   --
    Tax exempt interest........................................  (2)   (2)   (2)
    State income taxes, net of federal tax benefit.............   1     3     2
                                                                ----  ----  ----
    Effective tax rate.........................................  28%   32%   32%
                                                                ====  ====  ====

     As of December 31, 2002, fifteen of the Company's subsidiaries have available, for income tax purposes, foreign net operating loss carryforwards of approximately $15.8 million, of which $1.3 million expire during the years 2005
- 2010 and $14.5 million of which may be carried forward indefinitely. The Company's tax valuation allowance relates to the realizability of these foreign net operating loss carryforwards. The profit from the Company's Hungarian operation is currently exempt from income tax. These benefits may not be available in the future due to changes in Hungary's political condition and/or tax laws.

     The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $9.4 million of certain non-U.S. subsidiaries' undistributed earnings as of December 31, 2002. These earnings would become subject to taxes of approximately $2.3 million, if they were actually or deemed to be remitted to the parent company as dividends or if the Company should sell its stock in these subsidiaries. The Company currently intends to reinvest indefinitely these undistributed earnings.


Note 7: Stockholders' equity

     Stock repurchases and retirements

     In 1998, the Company's Board of Directors approved the repurchase and retirement of shares of common stock to reduce the dilutive effect of the Company's stock plans. Pursuant to this repurchase program, the Company has repurchased and retired a total of 935,150 shares for approximately $23.1 million.


     Stock option plans

     The stockholders of the Company approved the 1994 Incentive Stock Option Plan on May 9, 1994. At the time of approval, 6,075,000 shares of the Company's common stock were reserved for issuance under this plan. In 1997, an additional 4,725,000 shares of the Company's common stock were reserved for issuance under this plan. The 1994 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of stock options to directors, executive officers and employees of the Company and its subsidiaries. Awards under the plan must be granted within ten years of the effective date of the 1994 Plan. Options granted may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares vests over a five to ten-year period, beginning on the date of grant. Stock options must be exercised within ten years from date of grant. Stock options are issued at market price at the grant date. Shares available for grant at December 31, 2002 were 1,848,955.

     Transactions under all plans are summarized as follows:

                                                                        Weighted
                                                            Number of    average
                                                           shares under exercise
                                                              option      price
                                                           ------------ --------
Outstanding at December 31, 1999........................    5,516,962   $ 14.95
    Exercised...........................................     (443,544)    11.56
    Canceled............................................     (209,966)    24.98
    Granted.............................................    1,451,062     47.92
                                                           ------------ --------
Outstanding at December 31, 2000........................    6,314,514   $ 22.40
    Exercised...........................................     (388,474)    11.52
    Canceled............................................     (191,940)    33.00
    Granted.............................................    1,520,527     32.13
                                                           ------------ --------
Outstanding at December 31, 2001........................    7,254,627   $ 24.74
    Exercised...........................................     (386,012)    11.42
    Canceled............................................     (173,678)    36.07
    Granted.............................................      322,463     36.25
                                                           ------------ --------
Outstanding at December 31, 2002........................    7,017,400   $ 25.69
Options exercisable at December 31:
    2000................................................    2,964,530   $ 14.20
    2001................................................    3,683,015     17.52
    2002................................................    4,189,185     20.44

                                                                        Weighted
                                                            Number of    average
                                                           shares under   fair
                                                              option      value
                                                           ------------ --------
Weighted average, grant date fair value of options
 granted during:
    2000................................................    1,451,062   $ 25.17
    2001................................................    1,520,527     16.71
    2002................................................      322,463     17.65


                                                      December 31, 2002
                                  ----------------------------------------------------------
                                             Options Outstanding        Options Exercisable
                                  ----------------------------------  ----------------------
                                                          Weighted
                                               Weighted    average                  Weighted
                                   Number of    average   remaining     Number of   average
                                    options    exercise  contractual     options    exercise
         Exercise price           outstanding    price   life (yrs)    exercisable   price
         --------------           -----------  --------  -----------   -----------  --------
$ 6.44 - $ 8.89................    1,129,910   $ 8.09         3         1,086,710   $  8.06
  9.11 -  14.44................    1,136,567    14.22         4           975,566     14.21
 14.83 -  22.96................    1,671,508    20.98         6         1,208,812     21.11
 23.33 -  30.50................    1,383,469    30.90         8           336,040     30.74
 31.56 -  51.56................    1,695,946    45.52         8           582,057     46.61
                                  -----------  --------  -----------   -----------  --------
                                   7,017,400   $25.69         6         4,189,185   $ 20.44

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                      2002      2001      2000
                                                    --------  --------  --------
    Dividend expense yield...................            0%        0%        0%
    Expected life............................       5 years   5 years   5 years
    Expected volatility......................         44.7%     43.1%     40.6%
    Risk-free interest rate..................          4.5%      4.7%      6.8%


     Employee stock purchase plan

     The Company's employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire the Company's common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the participation period. The semi-annual periods begin on October 1 and April 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock. Common stock reserved for future employee purchases aggregated 1,825,328 shares at December 31, 2002. Shares issued under this plan were 357,955 in 2002. The weighted average fair value of the employees' purchase rights, as shown below was estimated using the Black-Scholes model with the following assumptions:

                                                      2002      2001      2000
                                                    --------  --------  --------
    Dividend expense yield...................             0%        0%        0%
    Expected life............................       6 months  6 months  6 months
    Expected volatility......................            43%       41%       58%
    Risk-free interest rate..................           2.3%      5.1%      5.6%

     Weighted average, grant date fair value of purchase rights granted under the Employee Stock Purchase Plan:

                                                                      Weighted
                                                        Number        average
                                                       of shares     fair value
                                                     ------------- -------------
    2000.....................................           158,158       $ 14.54
    2001.....................................           290,082          7.95
    2002.....................................           323,265          7.76


     Stockholders' rights plan

     During 1995, the Board of Directors declared a dividend distribution of one common share purchase right for each outstanding share of Common Stock. The rights become exercisable under certain conditions involving acquisition of the Company's Common Stock. Under certain other conditions where the Company is consolidated or merged, each holder of a right shall have the right to receive, upon exercise of the right, shares of Common Stock of the Company, or acquiring company, having a value of twice the exercise price of the right. The rights expire on March 13, 2005, and may be redeemed in whole by the Company for $0.01 per right. The rights are excluded from earnings per share computations because they qualify as contingent shares and therefore are excluded as long as the conditions that require issuance of the shares are not imminent.


Note 8: Employee retirement plan

     The Company has a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code. Substantially all domestic employees with at least thirty days of continuous service are eligible to participate and may contribute up to 15% of their compensation. The Board of Directors has elected to make matching contributions equal to 50% of employee contributions, which may be applied, to a maximum of 6% of each participant's compensation. Employees are eligible for the Company's matching contributions after one year of continuous service. Company contributions vest immediately. The Company's policy prohibits participants from direct investment in shares of common stock of the Company. Company contributions charged to expense were $1.8 million, $1.6 million and $1.3 million in 2002, 2001 and 2000, respectively.


Note 9: Financial instruments

     Fair value of financial instruments

     The estimated fair value amounts disclosed below have been determined by the Company using available market information and valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop these estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions could have a significant effect on these estimates. For certain financial instruments of the Company, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amount approximates fair value due to the short-term maturity of these instruments. The estimated fair values of the other assets (liabilities) of the Company's remaining financial instruments at December 31, 2002 and 2001 are as follows (in thousands):
                                                        December 31,
                                                 2002                2001
                                          ------------------  ------------------
                                          Carrying    Fair    Carrying    Fair
                                           Amount    Value     Amount    Value
                                          --------  --------  --------  --------
Short-term investments..................  $113,638  $113,638  $101,422  $101,422
Other assets/liabilities:
    Forward contracts...................    (2,685)   (2,685)    2,391     2,391
    Purchased options...................       694       694     2,873     2,873

     The fair values of short-term investments and foreign currency forward and purchased option contracts were estimated based upon quotes from brokers as of the applicable balance sheet date.


Note 10: Derivative instruments and hedging activities

     The Company has operations in 40 countries. Approximately fifty percent of the Company's revenues are generated outside North America. The Company's activities expose it to a variety of market risks, including the effects of changes in foreign-currency exchange rates and interest rates. These financial risks are monitored and managed by the Company as an integral part of its overall risk management program.

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

     The Company held forward contracts with notional amounts totaling $24.1 million and $31.9 million at December 31, 2002 and 2001, respectively, that were designated as foreign currency fair value hedges of the Company's foreign denominated receivables. The fair value of these contracts, which are for 90-day periods, is a liability of $1.3 million at December 31, 2002, and an asset of $289,000 at December 31, 2001. The Company recorded a net loss of $4.9 million and a net gain of $2.0 million for fair value hedges for the year ended December 31, 2002 and 2001, respectively, which was recorded in "Foreign Currency Gain(Loss)." The Company hedges up to 90% of its outstanding foreign denominated receivables.

     The Company held forward contracts with a notional amount of $48.1 million and $17.1 million and option contracts with notional amounts totaling $86.4 million and $54.1 million at December 31, 2002 and 2001, respectively, that were designated as foreign currency cash flow hedges related to the Company's anticipated sales transactions. The fair value of these contracts, which are for terms up to thirty-six months, is a liability of $2.8 million at December 31, 2002, and an asset of $4.2 million at December 31, 2001 and a net unrealized deferred loss of $2.8 million and net unrealized deferred gain of $4.2 million at December 31, 2002 and 2001, respectively, recorded in "Accumulated Other Comprehensive Income." The Company hedges up to 100% of anticipated foreign currency denominated cash inflows for the following 1 to 36 months. The Company recorded a net gain of $3.6 million and $4.4 million for cash flow hedges for the year ended December 31, 2002 and 2001, respectively, which was included in "Net Revenue."

     As of December 31, 2002, $1.0 million of deferred gains on cash flow hedges recorded in "Accumulated Other Comprehensive Income" are expected to be reclassified to earnings during the next twelve months. The actual foreign sales expected to occur over the next twelve months will necessitate the reclassifying to earnings of these derivative gains.

     Hedge ineffectiveness of a foreign currency option contract designated as a cash flow hedge is measured by comparing the hedging instrument's cumulative change in fair value from inception to maturity to the forecasted transaction's terminal value. No amounts were excluded from the assessment of hedge effectiveness for the year ended December 31, 2002. For the year ended December 31, 2001, the Company recognized a net loss of $89,000 (reported in the "Net Foreign Exchange Gain (Loss)" line item in the Consolidated Statement of Income), which represented the net ineffectiveness of all cash-flow hedges.


Note 11: Segment information

     In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company determines segments using the management approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. It also requires disclosures about products and services, geographic areas and major customers.

     While the Company sells its products to many different industries, its management has chosen to organize the Company by geographic areas, and as a result has determined that it has one reportable segment. Substantially all of the interest income, interest expense, depreciation and amortization of intangibles is recorded in North America. Substantially all of the Company's goodwill and related amortization is recorded in Europe. Net sales, operating income and identifiable assets, classified by the major geographic areas in which the Company operates, are as follows (in thousands):

                                                    Years Ended December 31,
                                                 2002        2001        2000
                                              ----------  ----------  ----------
    Net sales:
    North America:
       Unaffiliated customer sales........    $ 195,770   $ 195,842   $ 215,960
       Geographic transfers...............       58,330      58,041      55,524
                                              ----------  ----------  ----------
                                                254,100     253,883     271,484
                                              ----------  ----------  ----------
    Europe:
       Unaffiliated customer sales........      122,800     128,523     136,355
       Geographic transfers...............       35,027       6,981          --
                                              ----------  ----------  ----------
                                                157,827     135,504     136,355
    Asia Pacific:
       Unaffiliated customer sales........       72,220      60,910      57,834
    Eliminations..........................      (93,357)    (65,022)    (55,524)
                                              ----------  ----------  ----------
                                              $ 390,790   $ 385,275   $ 410,149
                                              ==========  ==========  ==========

                                                    Years Ended December 31,
                                                 2002        2001        2000
                                              ----------  ----------  ----------
Operating income:
North America.............................    $  31,031   $  40,624   $  57,188
Europe....................................       37,789      41,229      48,180
Asia Pacific..............................       35,499      27,336      27,001
Unallocated:
Research and development expenses.........      (63,964)    (60,745)    (55,954)
                                              ----------  ----------  ----------
                                              $  40,355   $  48,444   $  76,415
                                              ==========  ==========  ==========

                                                   December 31,
                                                 2002        2001
                                              ----------  ----------
Identifiable assets:
North America.............................    $ 373,066   $ 349,209
Europe....................................       63,600      65,201
Asia Pacific..............................       22,048      10,209
                                              ----------  ----------
                                              $ 458,714   $ 424,619
                                              ==========  ==========

     Total sales outside the United States for 2002, 2001 and 2000 were $212.7 million, $189.8 million and $217.3 million, respectively.


Note 12: Commitments, contingencies and leases

     The Company has commitments under noncancelable operating leases primarily for office facilities and equipment. Future minimum lease payments as of December 31, 2002, for each of the next five years are as follows (in thousands):

       2003................................  $1,652
       2004................................   1,616
       2005................................     988
       2006................................     102
       Thereafter..........................      98
                                             ------
                                             $4,456
                                             ======

     During the fourth quarter of 2002, the Company and Trilogy Software ("Trilogy") settled a dispute regarding Trilogy's buy-out of the lease of the Company's Millenium office building which resulted in a gain of approximately $6.0 million from lease termination. As a result of additional facility lease consolidation, the Company incurred lease termination costs of approximately $2.4 million in the fourth quarter of 2002. These amounts were included in general and administrative expenses.

     Rent expense under operating leases was approximately $6.3 million, $5.4 million and $3.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     As  of  December  31,  2002,  the  Company  has   non-cancelable   purchase
commitments with various suppliers of customized inventory and inventory components totaling approximately $4.3 million over the next twelve months.

     As of December 31, 2002, the Company has outstanding guarantees for payment of foreign operating leases, customs and foreign grants totaling approximately $3.8 million.


Note 13: Litigation

     During 2001, the Company filed a complaint in U.S. District Court, Western District of Texas (Midland Division) for declaratory judgment arising from a controversy between the Company and General Patent Corporation, General Patent Corporation International, and Acticon Technologies, LLC ("Defendants") concerning the enforceability, validity, and infringement of certain patents in which Defendants claim an interest. Defendants claimed that the Company infringed these patents. The Company challenged the validity and enforceability of these patents and asserted that it does not infringe the claims of these patents. The Company sought a declaratory judgment of invalidity and non-infringement. Defendants sought damages in an unspecified amount, injunction of the sale of certain products of the Company and attorney's fees and costs. On April 16, 2002, the case was dismissed by stipulation of the parties.

     The Company has filed two complaints in the U.S. District Court, Eastern District of Texas (Marshall Division) against The MathWorks, Inc. ("Defendant") for patent infringement. In the first complaint, filed January 25, 2001, the Company claims that the Defendant infringes certain of the Company's U.S. patents. The Defendant challenges the validity and enforceability of these patents and asserts that it does not infringe the claims of these patents. The trial for this case began January 13, 2003 and is currently pending. The Company expects a jury verdict by the end of January, 2003. In the second complaint, filed October 21, 2002, the Company claims that the Defendant infringes certain other of the Company's U.S. patents. In each case, the Company seeks monetary damages and injunction of the sale of certain products of the Defendant. The Company also seeks attorney's fees and costs in the second case. For both complaints, the Company expects to incur legal expenses of approximately $2 million during the first quarter of 2003. Due to the inherent uncertainties of litigation, there may be significant changes in the amount and timing of these expenses.


Note 14: Related party transactions

     In the fourth quarter of 2002, the Company contributed approximately $3.6 milion to the National Instruments Foundation, a 501(c)(3) charitable foundation established in 2002 for the purpose of continued promotion of scientific and engineering research and education at higher education institutions worldwide. This contribution was recorded as general and administrative expense in 2002. Two of the four directors of the National Instruments Foundation are current officers of National Instruments.

     During 2001, the Company acquired a 10% minority interest in another company for $2.5 million. Because of the Company's ownership percentage and its lack of control and inability to exert influence over this entity, this investment is accounted for under the cost method. Sales to this company during 2002 and 2001 were $141,000 and $96,000, respectively. Trade receivables from this company at December 31, 2002 and 2001 were approximately $28,000 and $7,000, respectively. The Company has no other minority investments in any other entities.


Note 15: Quarterly results (unaudited)

     The following quarterly results have been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The unaudited quarterly financial data for each of the eight quarters in the two years ended December 31, 2002 are as follows (in thousands, except per share data):

                                                   Three Months Ended
                                          Mar. 31,  Jun. 30,  Sep. 30,  Dec. 31,
                                            2002      2002      2002      2002
                                          --------  --------  --------  --------
Net sales..........................       $ 94,739  $ 93,505  $ 96,020  $106,525
Gross profit.......................         69,381    66,902    70,824    78,597
Operating income...................         10,255     8,760     8,606    12,735
Net income.........................          7,367     7,388     6,685     9,965
Basic earnings per share...........       $   0.14  $   0.14  $   0.13  $   0.20
Weighted average shares
  outstanding-basic................         51,205    51,449    51,195    51,013
Diluted earnings per share.........       $   0.14  $   0.14  $   0.13  $   0.19
Weighted average shares
  outstanding-diluted..............         53,953    53,974    52,906    52,875


                                                   Three Months Ended
                                          Mar. 31,  Jun. 30,  Sep. 30,  Dec. 31,
                                            2001      2001      2001      2001
                                          --------  --------  --------  --------
Net sales..........................       $108,080  $ 97,707  $ 85,062  $ 94,426
Gross profit.......................         81,207    72,079    61,774    68,918
Operating income...................         19,890    12,085     6,509     9,960
Net income.........................         13,947     9,430     5,685     7,340
Basic earnings per share...........       $   0.28  $   0.19  $   0.11  $   0.14
Weighted average shares
  outstanding-basic................         50,701    50,887    50,956    51,095
Diluted earnings per share.........       $   0.26  $   0.18  $   0.11  $   0.14
Weighted average shares
  outstanding-diluted..............         53,873    53,450    53,288    53,524

                                                                     SCHEDULE II

                        NATIONAL INSTRUMENTS CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

Allowance for doubtful accounts:

                                           Balance at  Provision for  Write-Offs  Balance at
                                           Beginning     Bad Debt     Charged to    End of
Year             Description               of Period      Expense     Allowances    Period
----             -----------               ----------  -------------  ----------  ----------
2000... Allowance for doubtful accounts    $  4,143    $  1,962       $  1,589    $  4,516
2001... Allowance for doubtful accounts       4,516       1,579          1,175       4,920
2002... Allowance for doubtful accounts       4,920        (840)           329       3,751


Valuation allowances for excess and obsolete inventories:

                                           Balance at    Provision    Write-Offs  Balance at
                                           Beginning    Charged to    Charged to    End of
Year               Description             of Period   Cost of Sales  Allowances    Period
----               -----------             ----------  -------------  ----------  ----------
2000... Valuation allowances for excess
        and obsolete inventories           $  2,354    $  1,090       $    978    $  2,466
2001... Valuation allowances for excess
        and obsolete inventories              2,466       1,082            682       2,866
2002... Valuation allowances for excess
        and obsolete inventories              2,866       1,818          1,212       3,472