Form 10-Q
period 2003-03-31
NATIONAL INSTRUMENTS CORP /DE/
filed 2003-05-13
CIK 935494

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

For the fiscal quarter ended:  March 31, 2003 or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number:       0-25426
                         ----------------

                        NATIONAL INSTRUMENTS CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                  74-1871327
----------------------------------------     -----------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)
      11500 North MoPac Expressway
             Austin, Texas                                  78759
----------------------------------------     -----------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 126-2 of the Act). Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at May 9, 2003
     Common Stock - $0.01 par value                     51,482,713

                         NATIONAL INSTRUMENTS CORPORATION


         INDEX

                                                                        Page No.

         PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements:

            Consolidated Balance Sheets
            March 31, 2003 (unaudited) and December 31, 2002................3

            Consolidated Statements of Income (unaudited)
            three months ended March 31, 2003 and 2002......................4

            Consolidated Statements of Cash Flows (unaudited)
            three months ended March 31, 2003 and 2002......................5

            Notes to Consolidated Financial Statements......................6

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................10

Item 3   Quantitative and Qualitative Disclosures about Market Risk........18

Item 4   Controls and Procedures...........................................18

         PART II.  OTHER INFORMATION

Item 1   Legal Proceedings.................................................19

Item 5   Other Information.................................................19

Item 6   Exhibits and Reports on Form 8-K..................................19

         Signatures and Certifications.....................................20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        NATIONAL INSTRUMENTS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                      March 31,     December 31,
                                                        2003            2002
                                                    ------------    ------------
Assets                                               (unaudited)
Current assets:
   Cash and cash equivalents.....................    $   36,854      $   40,240
   Short-term investments........................       121,035         113,638
   Accounts receivable, net......................        62,229          62,981
   Inventories, net..............................        37,570          39,247
   Prepaid expenses and other current assets.....        11,088          13,756
   Deferred income tax, net......................         7,734           8,104
                                                    ------------    ------------
     Total current assets........................       276,510         277,966
Property and equipment, net......................       150,711         152,133
Intangibles and other assets.....................        35,344          28,615
                                                    ------------    ------------
     Total assets................................    $  462,565      $  458,714
                                                    ============    ============
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable..............................    $   27,728      $   25,578
   Accrued compensation..........................        12,419           9,555
   Accrued expenses and other liabilities........        14,715          13,507
   Income taxes payable..........................         1,174           6,153
   Other taxes payable...........................         6,160          11,720
                                                    ------------    ------------
     Total current liabilities...................        62,196          66,513
Deferred income taxes, net.......................         5,538           5,738
                                                    ------------    ------------
     Total liabilities...........................        67,734          72,251
                                                    ------------    ------------
Commitments and contingencies....................            --              --
Stockholders' equity:
   Common stock:  par value $.01; 180,000,000
   shares authorized; 51,222,640 and 51,074,607
   shares issued and outstanding, respectively...           512             511
   Additional paid-in capital....................        73,806          72,063
   Retained earnings.............................       328,576         321,813
   Accumulated other comprehensive loss..........        (8,063)         (7,924)
                                                    ------------    ------------
     Total stockholders' equity..................       394,831         386,463
                                                    ------------    ------------
     Total liabilities and stockholders' equity..    $  462,565      $  458,714
                                                    ============    ============

   The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                             2003        2002
                                                          ----------  ----------
Net sales............................................     $  99,173   $  94,739
Cost of sales........................................        26,013      25,358
                                                          ----------  ----------
   Gross profit......................................        73,160      69,381
                                                          ----------  ----------
Operating expenses:
   Sales and marketing...............................        38,545      35,407
   Research and development..........................        15,251      15,933
   General and administrative........................        11,040       7,786
                                                          ----------  ----------
      Total operating expenses.......................        64,836      59,126
                                                          ----------  ----------
      Operating income...............................         8,324      10,255

Other income (expense):
   Interest income, net..............................           686         797
   Net foreign exchange loss.........................           (14)       (894)
   Other income......................................            21          74
                                                          ----------  ----------
Income before income taxes...........................         9,017      10,232
Provision for income taxes...........................         2,254       2,865
                                                          ----------  ----------

      Net income.....................................     $   6,763   $   7,367
                                                          ==========  ==========
Basic earnings per share.............................     $    0.13   $    0.14
                                                          ==========  ==========
Weighted average shares outstanding - basic..........        51,156      51,205
                                                          ==========  ==========
Diluted earnings per share...........................     $    0.13   $    0.14
                                                          ==========  ==========
Weighted average shares outstanding - diluted........        53,273      53,953
                                                          ==========  ==========

     The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                             2003        2002
                                                          ----------  ----------
Cash flow from operating activities:
   Net income...........................................  $   6,763   $   7,367
   Adjustments to reconcile net income to cash provided
   by operating activities:
      Charges to income not requiring cash outlays:
        Depreciation and amortization...................      6,097       4,350
        Benefit from deferred income taxes..............       (582)     (1,456)
        Tax benefit from stock option plans.............        752         459
      Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable......        752      (6,550)
        Decrease in inventory...........................      1,677       1,800
        Decrease (increase) in prepaid expenses and
        other assets....................................      2,336      (3,376)
        (Decrease) increase in current liabilities......     (4,317)      1,853
                                                          ----------  ----------
      Net cash provided by operating activities.........     13,478       4,447
                                                          ----------  ----------

Cash flow from investing activities:
   Capital expenditures.................................     (3,113)     (6,871)
   Capitalization of internally developed software......     (4,581)       (377)
   Additions to other intangibles.......................     (3,516)       (228)
   Purchases of short-term investments..................    (37,272)    (49,084)
   Sales of short-term investments......................     29,875      42,282
                                                          ----------  ----------
      Net cash used in investing activities.............    (18,607)    (14,278)
                                                          ----------  ----------

Cash flow from financing activities:
   Net proceeds from issuance of common stock under
   employee plans.......................................      1,743       1,242
                                                          ----------  ----------
      Net cash provided by financing activities.........      1,743       1,242
                                                          ----------  ----------

Net decrease in cash and cash equivalents...............     (3,386)     (8,589)
Cash and cash equivalents at beginning of period........     40,240      49,089
                                                          ----------  ----------
Cash and cash equivalents at end of period..............  $  36,854   $  40,500
                                                          ==========  ==========

     The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of National Instruments Corporation and its consolidated subsidiaries at March 31, 2003 and December 31, 2002, and the results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three-month periods ended March 31, 2003 and 2002, respectively, are as follows (in thousands):
                                                        March 31,
                                                 -----------------------
                                                       (unaudited)
                                                    2003         2002
                                                 ----------   ----------
Weighted average shares outstanding-basic.....      51,156       51,205
Plus: Common share equivalents
    Stock options.............................       2,117        2,748
                                                 ----------   ----------
Weighted average shares outstanding-diluted...      53,273       53,953
                                                 ==========   ==========

Stock options to acquire 1,537,000 and 1,356,000 shares for the quarters ended March 31, 2003 and 2002, respectively, were excluded in the computations of diluted EPS because the effect of including the options would have been anti-dilutive.


NOTE 3 - Inventories

Inventories consist of the following (in thousands):

                               March 31,   December 31,
                                 2003          2002
                              (unaudited)
                              -----------  ------------
Raw materials.............    $  17,400    $   21,127
Work-in-process...........        2,256         1,324
Finished goods............       17,914        16,796
                              -----------  ------------
                              $  37,570    $   39,247
                              ===========  ============

NOTE 4 - Comprehensive Income

Total comprehensive income for the quarters ended March 31, 2003 and 2002 is $6.6 million and $4.9 million, respectively, and included other comprehensive losses of $139,000 and $2.4 million for the quarters ended March 31, 2003 and 2002, respectively.

NOTE 5 - Stock-Based Compensation Plans

The Company has two active stock-based compensation plans and one inactive plan. The two active stock-based compensation plans are the 1994 Incentive Stock Option Plan and the Employee Stock Purchase Plan. The Company follows the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation
- Transition and Disclosure. As allowed by SFAS No. 123, the Company continues to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation cost has been recognized in the Company's financial statements for the stock option plan and the stock purchase plan. If compensation cost for the Company's two active stock-based compensation plans were determined based on the fair value at the grant date for awards under those plans consistent with the method established by SFAS No. 123, the Company's net income and earnings per share would approximate the pro-forma amounts below (in thousands, except per share data):

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                 (unaudited)
                                                                2003      2002
                                                              --------  --------
Net income, as reported...................................    $ 6,763   $ 7,367

Stock-based compensation included in reported net income,
  net of related tax effects..............................         --        --
Total stock-based compensation expense determined under
  fair value method for all awards,
  net of related tax effects..............................     (2,157)   (2,257)
                                                              --------  --------
Pro-forma net income......................................    $ 4,606   $ 5,110
                                                              --------  --------

Earnings per share:
Basic - as reported.......................................    $  0.13   $  0.14
Basic - pro-forma.........................................    $  0.09   $  0.10
Diluted - as reported.....................................    $  0.13   $  0.14
Diluted - pro-forma.......................................    $  0.09   $  0.09


NOTE 6 - Warranty Expense

The Company offers a one-year limited warranty on most hardware products and a 90-day warranty on software products, which is included in the sales price of many of its products. Provision is made for estimated future warranty costs at the time of sale.

The warranty reserve was as follows (in thousands):

                                                    Three Months    Year Ended
                                                       Ended       December 31,
                                                      March 31,        2002
                                                        2003
                                                    (unaudited)
                                                    ------------   ------------
Balance at the beginning of the period............   $     715      $     865
Accruals for warranties issued during the period..         247            988
Settlements made (in cash or in kind) during the
period............................................        (247)        (1,138)
                                                    ------------   ------------
Balance at the end of the period..................   $     715      $     715
                                                    ============   ============

NOTE 7 - Segment Information

While the Company sells its products to many different markets, its management has chosen to organize the Company by geographic areas, and as a result has determined that it has one reportable segment. Substantially all of the interest income, interest expense, depreciation and amortization is recorded in North America. Substantially all of the Company's goodwill is recorded in Europe. Net sales, operating income and identifiable assets, classified by the major geographic areas in which the Company operates, are as follows (in thousands):

                                                  Three Months Ended
                                                       March 31,
                                                ----------------------
                                                     (unaudited)
                                                   2003        2002
                                                ----------  ----------
 Net sales:
 Americas:
   Unaffiliated customer sales..........        $  46,659   $  47,648
   Geographic transfers.................           13,891      13,180
                                                ----------  ----------
                                                   60,550      60,828
                                                ----------  ----------
 Europe:
   Unaffiliated customer sales..........           31,276      29,000
   Geographic transfers.................           11,203       7,513
                                                ----------  ----------
                                                   42,479      36,513
                                                ----------  ----------
 Asia Pacific:
   Unaffiliated customer sales..........           21,238      18,091
                                                ----------  ----------
 Eliminations...........................          (25,094)    (20,693)
                                                ----------  ----------
                                                $  99,173   $  94,739
                                                ==========  ==========

                                                  Three Months Ended
                                                       March 31,
                                                ----------------------
                                                     (unaudited)
                                                   2003        2002
                                                ----------  ----------
 Operating income:
 Americas...............................        $   5,897   $   8,856
 Europe.................................            8,211       7,914
 Asia Pacific...........................            9,467       9,418
 Unallocated:
 Research and development expenses......          (15,251)    (15,933)
                                                ----------  ----------
                                                $   8,324   $  10,255
                                                ==========  ==========

                                                 March 31,     December 31,
                                                   2003           2002
                                                (unaudited)
                                                -----------   -------------
Identifiable assets:
Americas................................        $  383,803    $   373,066
Europe..................................            54,447         63,600
Asia Pacific............................            24,315         22,048
                                                -----------   -------------
                                                $  462,565    $   458,714
                                                ===========   =============

Total sales outside the United States for the quarters ended March 31, 2003 and 2002 were $56.8 million and $51.2 million, respectively.

NOTE 8 - Litigation

The Company has filed two complaints in the U.S. District Court, Eastern District of Texas (Marshall Division) against The MathWorks, Inc. ("Defendant") for patent infringement. The Company filed the first complaint on January 25, 2001, claiming that the Defendant infringes certain of the Company's U.S. patents. The Defendant challenges the validity and enforceability of these patents and asserts that it does not infringe the claims of these patents. Trial on the first case concluded and on January 30, 2003, the jury awarded the Company specified damages, which have not been recorded in the financial statements of the Company pending the court's review of post trial motions. The Company is currently seeking an injunction of the sale of certain infringing products of the Defendant. Defendant challenges the verdict, the propriety of an injunction, and requests a stay of the injunction pending appeal. In the second complaint, filed October 21, 2002, the Company claims that the Defendant infringes certain other of the Company's U.S. patents. The Defendant challenges the validity and enforceability of these patents and asserts that it does not infringe the claims of these patents. In this case, the Company seeks monetary damages and injunction of the sale of certain products of the Defendant as well as attorney's fees and costs.

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

Results of Operations

     The following table sets forth, for the periods  indicated,  the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
consolidated statements of income:

                                           Three Months Ended
                                                March 31,
                                         -----------------------
                                            2003          2002
                                         ----------   ----------
Net sales:
   North America                             47.1%        50.3%
   Europe                                    31.5         30.6
   Asia Pacific                              21.4         19.1
                                         ----------   ----------
   Consolidated net sales                   100.0        100.0
Cost of sales                                26.2         26.8
                                         ----------   ----------
   Gross profit                              73.8         73.2
Operating expenses:
   Sales and marketing                       38.9         37.4
   Research and development                  15.4         16.8
   General and administrative                11.1          8.2
                                         ----------   ----------
   Total operating expenses                  65.4         62.4
                                         ----------   ----------
      Operating income                        8.4         10.8
Other income (expense):
   Interest income, net                       0.7          0.8
   Net foreign exchange loss                   --         (0.9)
   Other income                                --          0.1
                                         ----------   ----------
Income before income taxes                    9.1         10.8
Provision for income taxes                    2.3          3.0
                                         ----------   ----------
   Net income                                 6.8%         7.8%
                                         ==========   ==========

     Net Sales. Consolidated net sales for the first quarter of 2003 increased by $4.4 million or 5% from the comparable prior year quarter. The Company believes the increase in sales is primarily attributable to the introduction of new and upgraded products and an increased market acceptance of the Company's products in Asia. North American sales in the first quarter of 2003 decreased by 2% from the first quarter of 2002.

     Sales outside of North America, as a percentage of consolidated sales for the quarter ended March 31, 2003, increased to 52.9% from 49.7% in the comparable 2002 period. Compared to the first quarter of 2002, the Company's European sales increased by 8% to $31.3 million for the quarter ended March 31, 2003. Sales in Asia Pacific increased by 17% to $21.2 million in the quarter ended March 31, 2003 compared to the same period in 2002. The Company expects sales outside of North America to continue to represent a significant portion of its revenue. Sales made by the Company's direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. Between the first quarter of 2002 and the first quarter of 2003, net of hedging results, the change in exchange rates had the effect of increasing the Company's consolidated sales by 1%; increasing European sales by 11% and decreasing sales in Asia Pacific by 21%. Since most of the Company's international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing operating expenses by $400,000 for the quarter ended March 31, 2003 as compared to the comparable prior year period.

     Gross Profit. As a percentage of sales, gross profit increased to 74% for the first quarter of 2003 from 73% for the first quarter of 2002. The relatively high software content of the Company's products is demonstrated in the gross margins achieved by the Company. Approximately 60% of the higher margin in the first quarter of 2003 is attributable to the impact of fixed charges relative to higher sales volume. The remaining fraction of the higher margin is attributable to favorable foreign exchange rates. There can be no assurance that the Company will maintain its historical margins. The Company believes its current manufacturing capacity is adequate to meet current needs.

     Sales and Marketing. Sales and marketing expenses for the first quarter of 2003 increased to $38.5 million, a 9% increase, as compared to the first quarter of 2002. As a percentage of net sales, sales and marketing expenses were 38.9% and 37.4% for the three months ended March 31, 2003 and 2002, respectively. The increase in these expenses in absolute amounts and as a percentage of sales was attributable to the increase in international sales and marketing personnel. The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on recruiting, initial marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

     Research and Development. Research and development expenses decreased to $15.3 million for the quarter ended March 31, 2003, a 4% decrease, as compared to $15.9 million for the three months ended March 31, 2002. As a percentage of net sales, research and development expenses decreased to 15.4% for the quarter ended March 31, 2003, from 16.8% for the quarter ended March 31, 2002. The decrease in research and development costs in absolute amounts and as a percentage of sales was due to increases in capitalized software development costs and was mitigated by the increases in personnel costs from the hiring of additional product development engineers. The Company plans to continue making a significant investment in research and development in order to remain competitive and support revenue growth.

     The Company capitalizes software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company amortizes such costs over the related product's estimated economic useful life, generally three years, beginning when a product becomes available for general release. Software amortization expense totaled $1.4 million and $865,000 for the quarters ended March 31, 2003 and 2002, respectively. Software development costs capitalized were $4.6 million and $400,000 for the quarters ended March 31, 2003 and 2002, respectively. The Company expects that capitalization of software development costs will decrease in the remaining nine months of 2003. The amounts capitalized in the first quarter of 2003 related to the development of new and upgraded products, most of which are expected to be completed and released by the end of the second quarter of 2003. Any significant delay in releasing these new products could have a material adverse effect on the ultimate success of a product and other related products could impede continued sales of predecessor products, any of which could have a material adverse effect on the Company's operating results.

     General and Administrative. General and administrative expenses for the first quarter ended March 31, 2003 increased 42% to $11.0 million from $7.8 million for the comparable prior year period. As a percentage of net sales, general and administrative expenses increased to 11.1% for the quarter ended March 31, 2003, from 8.2% for the first quarter of 2002. The increase in general and administrative expenses in absolute amounts and as a percentage of sales for the quarter ended March 31, 2003, from the comparable prior year period was primarily attributable to increased litigation costs of $2.2 million associated with a legal action by the Company brought against The MathWorks, Inc. to enforce the Company's intellectual property (see Note 8 of Notes to Consolidated Financial Statements). The Company expects that general and administrative expenses in future periods will increase in absolute amounts and will fluctuate as a percentage of revenue.

     Interest Income, Net. Net interest income in the first quarter of 2003 decreased to $690,000 from $800,000 in the first quarter of 2002. The decrease in interest income in the first quarter of 2003 was primarily due to lower yields on the Company's investments. The primary source of interest income is from the investment of the Company's cash.

     Net Foreign Exchange Gain (Loss). The Company experienced net foreign exchange losses in the first quarter of 2003 of $14,000 compared to losses of $900,000 in the first quarter of 2002. These results are attributable to movements between the U.S. dollar and the local currencies in countries in which the Company's sales subsidiaries are located. The Company recognizes the local currency as the functional currency of its international subsidiaries.

     The Company utilizes foreign currency forward contracts to hedge a majority of its foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. The Company typically limits the duration of its "receivables" foreign currency forward contracts to 90 days.

     The Company also utilizes foreign currency forward contracts and foreign currency purchased option contracts in order to reduce its exposure to fluctuations in future foreign currency cash flows. The Company purchases these contracts for up to 100% of its forecasted cash flows in selected currencies (primarily the euro, yen and pound sterling) and limits the duration of these contracts to 40 months. The foreign currency purchased option contracts are purchased "at-the-money" or "out-of-the-money." As a result, the Company's hedging activities only partially address its risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. The Company does not invest in contracts for speculative purposes. The Company's hedging strategy reduced the foreign exchange gains by $1.7 million for the quarter ended March 31, 2003 and reduced the foreign exchange losses by $2.5 million for the quarter ended March 31, 2002.

     Provision for Income Taxes. The provision for income taxes reflects an effective tax rate of 25% for the three months ended March 31, 2003 and 28% for the three months ended March 31, 2002. The decrease in the effective rate resulted from income tax benefits attributable to the extraterritorial income inclusion and a change in the distribution of income among taxing jurisdictions particularly the impact of the Company's new manufacturing facility in Hungary. The effective tax rate is lower than the U.S. federal statutory rate of 35% primarily as a result of the extraterritorial income exclusion, tax-exempt interest and reduced tax rates in certain foreign jurisdictions.

Liquidity and Capital Resources

     The Company is currently financing its operations and capital expenditures through cash flow from operations. At March 31, 2003, the Company had working capital of approximately $214.3 million compared to $211.5 million at December 31, 2002. Net cash provided by operating activities in the first quarter of 2003 totaled $13.5 million.

     Accounts receivable decreased to $62.2 million at March 31, 2003 from $63.0 million at December 31, 2002. Receivable days outstanding decreased to 57 at March 31, 2003 compared to 58 at March 31, 2002. Consolidated inventory balances decreased to $37.6 million at March 31, 2003 from $39.2 million at December 31, 2002. Inventory turns decreased to 2.7 for the quarter ended March 31, 2003 from turns of 3.3 for the quarter ended March 31, 2002. Cash used in the first three months of 2003 for the purchase of the property and equipment totaled $3.1 million, for the capitalization of internally developed software costs totaled $4.6 million, and additions to other intangibles totaled $3.5 million.

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances and internally generated funds. As of March 31, 2003, the Company had no debt outstanding.

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

     The Company has no debt or off-balance sheet debt. At March 31, 2003, the Company did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company were engaged in such relationships.

Market Risk

     The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

     Foreign Currency Hedging Activities. The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on the Company's earnings and cash flow. Accordingly, the Company utilizes purchased foreign currency option contracts and forward contracts to hedge its exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. The Company monitors its foreign exchange exposures regularly to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on its results of operations and financial position. Based on the foreign exchange instruments outstanding at March 31, 2003, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate fair market value of all instruments outstanding of approximately $12.0 million. However, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, management believes that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure.

     Short-term Investments. The fair value of the Company's investments in marketable securities at March 31, 2003 was $121.0 million. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies the marketable securities portfolio by investing in multiple types of investment-grade securities. The Company's investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on the Company's investment portfolio and interest rates at March 31, 2003, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $600,000, respectively, in the fair value of the investment portfolio. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

Factors Affecting the Company's Business and Prospects

     U.S./Global Economic Slowdown. As occurred in 2001 and 2002, the markets in which the Company does business could again experience the negative effects of a slowdown in the U.S. and/or Global economies. The Company could also be subject to or impacted by acts of terrorism and/or the effects that terrorism or continued/prolonged U.S. military action would have on the U.S. and/or Global economies. Additionally, the Company could be impacted by the effects of the SARS virus, either through increased difficulty or costs of the export of products into affected regions, the import of components used in our products from affected regions, and/or the effects the virus or costs to contain the virus have on the economy in regions in which the Company does business, particularly Asia, which has been the highest growth region of the Company over the past two years. The worsening of the U.S. or Global economies could result in reduced purchasing and capital spending in any of the markets served by the Company which could have a material adverse effect on the Company's operating results.

     Budgets. The Company has established an operating budget for 2003. The Company's spending for the remainder of the year could exceed this budget due to a number of factors, including: additional marketing costs for conferences and tradeshows; increased costs from the over-hiring of product development engineers or other personnel; increased manufacturing costs resulting from component supply shortages and/or component price fluctuations; additional litigation expenses related to intellectual property litigation. Any future decreased demand for our products could result in decreased revenue and could require the Company to revise its budget and reduce expenditures. Exceeding the established operating budget or failing to reduce expenditures in response to any decrease in revenue could have a material adverse effect on the Company's operating results.

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

     In recent years, with the exception of 2001, the Company's revenues have been characterized by seasonality, with revenues typically being relatively constant in the first, second and third quarters, growing in the fourth quarter and being relatively flat or declining from the fourth quarter of the year to the first quarter of the following year. The Company's results of operations in the third quarter of 2003 may be adversely affected by lower sales levels in Europe, which typically occur during the summer months. The Company believes the seasonality of its revenue results from the international mix of its revenue and the variability of the budgeting and purchasing cycles of its customers throughout each international region. In addition, total operating expenses have in the past tended to be higher in the second and third quarters of each year, due to recruiting and significantly increased intern personnel expenses.

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

     During the quarter ended September 30, 2003, the Company will be upgrading its Americas business applications suite to Oracle's latest web-based release 11i. There can be no assurance that the Company will not experience difficulties implementing the new system. Difficulties or delays in the implementation may interrupt normal Company operations, including the ability to: provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. Any disruptions occurring in the implementation of the system may have a material adverse effect on the Company's operating results.

     Risks Associated with International Operations and Foreign Economies. International sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. The Company must also comply with various import and export regulations. Failure to ensure compliance with these regulations could result in fines and/or termination of import and export privileges, which could have a material adverse effect on the Company's operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by the Company's international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Between the first quarter of 2003 and the first quarter of 2002, net of hedging results, the change in exchange rates had the effect of increasing the Company's consolidated sales by 1% as compared to the first quarter of 2002. Since most of the Company's international operating expenses are also included in local currencies, the change in exchange rates had the effect of increasing operating expenses by $400,000 for the quarter ended March 31, 2003 as compared to the comparable prior year period. If the U.S. dollar strengthens in the future, it could have a material adverse effect on the Company's operating results.

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

     Stock-based  Compensation  Plans.  The Company  has two active  stock-based compensation plans and one inactive plan. The two active stock-based compensation plans are the 1994 Incentive Stock Option Plan and the Employee Stock Purchase Plan. The Company currently adheres to the disclosure only provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and as such, no compensation cost has been recognized in the Company's financial statements for the stock option plan and the stock purchase plan. The Company is currently monitoring the recent discussions related to possible new regulations regarding the accounting treatment for stock options. The Company will comply with any changes in the accounting of stock options required by the FASB. If the fair value based method of accounting for stock options established under SFAS No. 123 were adopted effective January 1, 2003, for the options granted during 2003, the Company estimates it would have recognized stock option expense of approximately $11,000. If the Company were to adopt the accounting provision of SFAS No. 123, the adoption would be prospective. Accordingly, the Company would expect stock option expense to increase in the future if additional stock options are issued.

     Proprietary Rights and Intellectual Property Litigation. The Company's success depends in part on its ability to obtain and maintain patents and other proprietary rights relative to the technologies used in its principal products. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may have in the past infringed or violated certain of the Company's intellectual property rights. The Company may from time to time, engage in litigation to protect its intellectual property rights. In monitoring and policing its intellectual property rights, the Company may be required to spend significant resources. Over the next nine months, the Company expects to incur litigation expenses of approximately $3.2 million related to current patent litigation. Due to the inherent uncertainties of litigation, there may be significant changes in the amount and timing of these expected expenses. Additionally, as is typical in the industry, the Company from time to time may be notified that it is infringing certain patent or intellectual property rights of others. There can be no assurance that this litigation or any other intellectual property litigation initiated in the future will not cause significant litigation expense, liability and a diversion of management's attention which may have a material adverse effect on the Company's operating results.

     Dependence on Key Management and Technical Personnel. The Company's success depends to a significant degree upon the continued contributions of its key management, sales, marketing, research and development and operational personnel, including Dr. Truchard, the Company's Chairman and Chief Executive Officer, and other members of senior management and key technical personnel. The Company has no agreements providing for the employment of any of its key employees for any fixed term and the Company's key employees may voluntarily terminate their employment with the Company at any time. The loss of the services of one or more of the Company's key employees in the future could have a material adverse effect on operating results. The Company also believes its future success will depend upon its ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, as well as training, motivating and supervising employees. In addition, the recruiting environment for software engineering, sales and other technical professionals is very competitive. Competition for qualified software engineers is particularly intense and is likely to result in increased personnel costs. Failure to attract or retain qualified software engineers could have an adverse effect on the Company's operating results. The Company also recruits and employs foreign nationals to achieve its hiring goals primarily for engineering and software positions. There can be no guarantee that the Company will continue to be able to recruit foreign nationals to the current degree. These factors further intensify competition for key personnel, and there can be no assurance that the Company will be successful in retaining its existing key personnel or attracting and retaining additional key personnel. Failure to attract and retain a sufficient number of technical personnel could have a material adverse effect on the Company's operating results.

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

                           PART II - OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

     The Company has filed two complaints in the U.S. District Court, Eastern District of Texas (Marshall Division) against The MathWorks, Inc. ("Defendant") for patent infringement. The Company filed the first complaint on January 25, 2001, claiming that the Defendant infringes certain of the Company's U.S. patents. The Defendant challenges the validity and enforceability of these patents and asserts that it does not infringe the claims of these patents. Trial on the first case concluded and on January 30, 2003, the jury awarded the Company specified damages, which have not been recorded in the financial statements of the Company pending the court's review of post trial motions. The Company is currently seeking an injunction of the sale of certain infringing products of the Defendant. Defendant challenges the verdict, the propriety of an injunction, and requests a stay of the injunction pending appeal. In the second complaint, filed October 21, 2002, the Company claims that the Defendant infringes certain other of the Company's U.S. patents. The Defendant challenges the validity and enforceability of these patents and asserts that it does not infringe the claims of these patents. In this case, the Company seeks monetary damages and injunction of the sale of certain products of the Defendant as well as attorney's fees and costs.


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

      3.1*  Certificate of Incorporation of the Company
      3.2*  Bylaws of the Company
      4.1*  Specimen of Common Stock certificate of the Company
      4.2* Rights Agreement dated as of May 19, 1994, between the Company and The First National Bank of Boston
      10.1* Form of Indemnification Agreement
      10.2* 1994 Incentive Plan**
      10.3* 1994 Employee Stock Purchase Plan**
      10.4 Agreement regarding Terms of Employment incorporated by reference from Exhibit 10.4 of the Company's 10-K filed January 28, 2003**
      11.1  Computation of Earnings Per Share
      99.1  Certification of Chief Executive Officer and Chief Financial Officer

      * Incorporated by reference to the Company's Registration Statement of Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995

      **    Management Contract or Compensatory Plan or Arrangement

(b) Reports on Form 8-K.

      No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2003.

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





Dated:  May 12, 2003

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


Date: May 12, 2003


                                                /s/ James Truchard
                                                    James Truchard
                                                    Chief Executive Officer

I, Alex Davern, certify that:


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


Date: May 12, 2003


                                                /s/ Alex Davern
                                                    Alex Davern
                                                    Chief Financial Officer

                        NATIONAL INSTRUMENTS CORPORATION

                                INDEX TO EXHIBITS



      Exhibit No.                   Description                     Page
      -----------                   -----------                     ----
         11.1            Statement Regarding Computation             24
                         of Earnings per Share

         99.1            Certification of Chief Executive            25
                         Officer and Chief Financial
                         Officer