Form 10-Q
period 2003-06-30
NATIONAL INSTRUMENTS CORP /DE/
filed 2003-07-25
CIK 935494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended:  June 30, 2003 or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act). Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at July 23, 2003
     Common Stock - $0.01 par value                    51,627,233

                        NATIONAL INSTRUMENTS CORPORATION


         INDEX

         PART I.  FINANCIAL INFORMATION                                Page No.
                                                                       --------

Item 1   Financial Statements:

            Consolidated Balance Sheets
            June 30, 2003 (unaudited) and December 31, 2002................3

            Consolidated Statements of Income (unaudited)
            Three months and six months ended June 30, 2003 and 2002.......4

            Consolidated Statements of Cash Flows (unaudited)
            Six months ended June 30, 2003 and 2002........................5

            Notes to Consolidated Financial Statements.....................6

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................10

Item 3   Quantitative and Qualitative Disclosures about Market Risk.......18

Item 4   Controls and Procedures..........................................18

         PART II.  OTHER INFORMATION

Item 1   Legal Proceedings................................................19

Item 4   Submission of Matters to a Vote of Security Holders..............19

Item 6   Exhibits and Reports on Form 8-K.................................20

         Signatures.......................................................21

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                        NATIONAL INSTRUMENTS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                        June 30,    December 31,
                                                          2003          2002
                                                      ------------  ------------
Assets                                                (unaudited)
Current assets:
   Cash and cash equivalents.......................    $   28,062    $   40,240
   Short-term investments..........................       140,029       113,638
   Accounts receivable, net........................        61,760        62,981
   Inventories, net................................        35,896        39,247
   Prepaid expenses and other current assets.......        11,632        13,756
   Deferred income tax, net........................         7,155         8,104
                                                      ------------  ------------
      Total current assets.........................       284,534       277,966
Property and equipment, net........................       150,395       152,133
Intangibles, net and other assets..................        38,835        28,615
                                                      ------------  ------------
      Total assets.................................    $  473,764    $  458,714
                                                      ============  ============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable................................    $   25,436    $   25,578
   Accrued compensation............................        11,078         9,555
   Accrued expenses and other liabilities..........        15,231        13,507
   Income taxes payable............................           206         6,153
   Other taxes payable.............................         7,584        11,720
                                                      ------------  ------------
      Total current liabilities....................        59,535        66,513
Deferred income taxes..............................         5,140         5,738
                                                      ------------  ------------
      Total liabilities............................        64,675        72,251
                                                      ------------  ------------
Commitments and contingencies......................            --            --
Stockholders' equity:
   Common stock: par value $0.01; 180,000,000
   shares authorized; 51,570,767 and 51,074,607
   shares issued and outstanding, respectively.....           516           511
   Additional paid-in capital......................        79,773        72,063
   Retained earnings...............................       335,980       321,813
   Accumulated other comprehensive loss............        (7,180)       (7,924)
                                                      ------------  ------------
      Total stockholders' equity...................       409,089       386,463
                                                      ------------  ------------
      Total liabilities and stockholders' equity...    $  473,764    $  458,714
                                                      ============  ============

   The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                    Three Months Ended       Six Months Ended
                                          June 30,               June 30,
                                  ----------------------  ----------------------
                                     2003        2002        2003        2002
                                  ----------  ----------  ----------  ----------

Net sales.......................  $ 100,165   $  93,505   $ 199,338   $ 188,244
Cost of sales...................     27,150      26,603      53,163      51,961
                                  ----------  ----------  ----------  ----------
   Gross profit.................     73,015      66,902     146,175     136,283
                                  ----------  ----------  ----------  ----------
Operating expenses:
   Sales and marketing..........     38,124      33,566      76,669      68,974
   Research and development.....     16,876      15,734      32,127      31,667
   General and administrative...      9,201       8,842      20,240      16,628
                                  ----------  ----------  ----------  ----------
      Total operating expenses..     64,201      58,142     129,036     117,269
                                  ----------  ----------  ----------  ----------

      Operating income..........      8,814       8,760      17,139      19,014

Other income (expense):
   Interest income, net.........        620         839       1,306       1,635
   Net foreign exchange gain
   (loss).......................        340         217         325        (677)
   Other income, net............         98         445         119         522
                                  ----------  ----------  ----------  ----------
Income before income taxes......      9,872      10,261      18,889      20,494
Provision for income taxes......      2,468       2,873       4,722       5,738
                                  ----------  ----------  ----------  ----------

      Net income................  $   7,404   $   7,388   $  14,167   $  14,756
                                  ==========  ==========  ==========  ==========

Basic earnings per share........  $    0.14   $    0.14   $    0.28   $    0.29
                                  ==========  ==========  ==========  ==========

Weighted average shares
outstanding-basic...............     51,490      51,449      51,324      51,331
                                  ==========  ==========  ==========  ==========

Diluted earnings per share......  $    0.14   $    0.14   $    0.27   $    0.27
                                  ==========  ==========  ==========  ==========

Weighted average shares
outstanding-diluted.............     53,633      53,974      53,453      53,966
                                  ==========  ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                            Six Months Ended
                                                                 June 30,
                                                          ----------------------
                                                             2003        2002
                                                          ----------  ----------
Cash flow from operating activities:
   Net income.........................................    $  14,167   $  14,756
   Adjustments to reconcile net income to cash
   provided by operating activities:
      Charges to income not requiring cash outlays:
        Depreciation and amortization.................       12,390       9,922
        Benefit from deferred income taxes............         (965)     (3,620)
        Tax benefit from stock option plans...........        1,315       1,011
      Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable....        1,221      (6,036)
        Decrease in inventory.........................        3,351          97
        Decrease in prepaid expense and other assets..        2,511         336
        Increase (decrease) in current liabilities....       (6,978)      5,024
                                                          ----------  ----------
      Net cash provided by operating activities.......       27,012      21,490
                                                          ----------  ----------

Cash flow from investing activities:
   Capital expenditures...............................       (7,759)    (15,607)
   Capitalization of internally developed software....       (8,432)     (1,386)
   Additions to other intangibles.....................       (4,323)     (1,489)
   Purchases of short-term investments................      (77,042)    (81,026)
   Sales of short-term investments....................       50,651      83,414
                                                          ----------  ----------
      Net cash used in investing activities...........      (46,905)    (16,094)
                                                          ----------  ----------
Cash flow from financing activities:
   Proceeds from issuance of common stock, net of
   repurchases........................................        7,715       6,095
                                                          ----------  ----------
      Net cash provided by financing activities.......        7,715       6,095
                                                          ----------  ----------

Net increase (decrease) in cash and cash equivalents..      (12,178)     11,491
Cash and cash equivalents at beginning of period......       40,240      49,089
                                                          ----------  ----------

Cash and cash equivalents at end of period............    $  28,062   $  60,580
                                                          ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of National Instruments Corporation and its consolidated subsidiaries at June 30, 2003 and December 31, 2002, and the results of operations for the three-month and six-month periods ended June 30, 2003 and 2002, and the cash flows for the six-month periods ended June 30, 2003 and 2002. Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Certain prior year amounts have been reclassified to conform with the 2003 presentation.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three-month and six-month periods ended June 30, 2003 and 2002, respectively, are as follows (in thousands):

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      --------------------  --------------------
                                          (unaudited)           (unaudited)
                                        2003       2002       2003       2002
                                      ---------  ---------  ---------  ---------
Weighted average shares
outstanding-basic.................      51,490     51,449     51,324     51,331
Plus: Common share equivalents
   Stock options..................       2,143      2,525      2,129      2,635
                                      ---------  ---------  ---------  ---------
Weighted average shares
outstanding-diluted...............      53,633     53,974     53,453     53,966
                                      =========  =========  =========  =========

Stock options to acquire 1,564,000 and 1,533,000 shares for the quarters ended June 30, 2003 and 2002, respectively, and 1,551,000 and 1,464,000 shares for the six months ended June 30, 2003 and 2002, respectively, were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

NOTE 3 - Inventories, net

Inventories consist of the following (in thousands):

                                         June 30,    December 31,
                                           2003          2002
                                       (unaudited)
                                       ------------  ------------
Raw materials...................        $   17,555    $   21,127
Work-in-process.................             1,115         1,324
Finished goods..................            17,226        16,796
                                       ------------  ------------
                                        $   35,896    $   39,247
                                       ============  ============

NOTE 4 - Comprehensive Income

Total comprehensive income for the quarters ended June 30, 2003 and 2002 is $8.3 million and $7.4 million, respectively, and included other comprehensive income of $880,000 in 2003 and other comprehensive loss of $10,000 in 2002. For the first six months of 2003 and 2002, comprehensive income is $14.9 million and $12.3 million, respectively, and included other comprehensive income of $740,000 in 2003 and other comprehensive loss of $2.4 million in 2002.

NOTE 5 - Stock-Based Compensation Plans

The Company has two active stock-based compensation plans and one inactive plan. The two active stock-based compensation plans are the 1994 Incentive Stock Option Plan and the Employee Stock Purchase Plan. The Company follows the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. As allowed by SFAS No. 123, the Company continues to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation cost has been recognized in the Company's financial statements for the stock option plan and the stock purchase plan. If compensation cost for the Company's two active stock-based compensation plans were determined based on the fair value at the grant date for awards under those plans consistent with the method established by SFAS No. 123, the Company's net income and earnings per share would approximate the pro-forma amounts below (in thousands, except per share data):

                                       Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                      ---------------------   ----------------------
                                           (unaudited)             (unaudited)
                                         2003        2002        2003        2002
                                      ----------  ----------  ----------  ----------
Net income, as reported.............  $   7,404   $   7,388   $  14,167   $  14,756
Stock-based compensation included
in reported net income, net of
related tax effects.................         --          --          --          --
Total stock-based compensation
expense determined under fair value
method for all awards, net of
related tax effects.................     (2,082)     (2,194)     (4,239)     (4,451)
                                      ----------  ----------  ----------  ----------
Pro-forma net income................  $   5,322   $   5,194   $   9,928   $  10,305
                                      ----------  ----------  ----------  ----------
Earnings per share:
Basic - as reported.................  $    0.14   $    0.14   $    0.28   $    0.29
Basic - pro-forma...................  $    0.10   $    0.10   $    0.19   $    0.20
Diluted - as reported...............  $    0.14   $    0.14   $    0.27   $    0.27
Diluted - pro-forma.................  $    0.10   $    0.10   $    0.19   $    0.19

NOTE 6 - Warranty Reserve

The Company offers a one-year limited warranty on most hardware products and a 90-day warranty on software products, which is included in the sales price of many of its products. Provision is made for estimated future warranty costs at the time of sale.

The warranty reserve was as follows (in thousands):

                                                Six Months Ended     Year Ended
                                                 June 30, 2003      December 31,
                                                  (unaudited)           2002
                                                ----------------    ------------
Balance at the beginning of the period.......     $     715          $      865
Accruals for warranties issued during the
period.......................................           518                 988
Settlements made (in cash or in kind) during
the period...................................          (518)             (1,138)
                                                ----------------    ------------
Balance at the end of the period.............     $     715          $      715
                                                ================    ============

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

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                  ---------------------   ----------------------
                                       (unaudited)             (unaudited)
                                     2003        2002        2003        2002
                                  ----------  ----------  ----------  ----------
Net sales:
Americas:
  Unaffiliated customer sales.... $  49,562   $  49,540   $  96,220   $  97,188
  Geographic transfers...........    13,239      14,062      27,130      27,242
                                  ----------  ----------  ----------  ----------
                                     62,801      63,602     123,350     124,430
                                  ----------  ----------  ----------  ----------
Europe:
  Unaffiliated customer sales....    31,175      29,231      62,453      58,151
  Geographic transfers...........    11,814      14,556      23,017      22,069
                                  ----------  ----------  ----------  ----------
                                     42,989      43,787      85,470      80,220
                                  ----------  ----------  ----------  ----------
Asia Pacific:
  Unaffiliated customer sales....    19,428      14,734      40,665      32,905
                                  ----------  ----------  ----------  ----------
Eliminations.....................   (25,053)    (28,618)    (50,147)    (49,311)
                                  ----------  ----------  ----------  ----------
                                  $ 100,165   $  93,505   $ 199,338   $ 188,244
                                  ==========  ==========  ==========  ==========

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                  ---------------------   ----------------------
                                       (unaudited)             (unaudited)
                                     2003        2002        2003        2002
                                  ----------  ----------  ----------  ----------
Operating income:
Americas......................... $   9,337   $   9,529   $  15,236   $  18,153
Europe...........................     9,399       8,595      17,609      16,813
Asia Pacific.....................     6,954       6,370      16,421      15,715
Unallocated:
Research and development
expenses.........................   (16,876)    (15,734)    (32,127)    (31,667)
                                  ----------  ----------  ----------  ----------
                                  $   8,814   $   8,760   $  17,139   $  19,014
                                  ==========  ==========  ==========  ==========

                                    June 30,     December 31,
                                      2003          2002
                                  (unaudited)
                                  ------------   ------------
Identifiable assets:
Americas......................... $   400,684    $   373,066
Europe...........................      48,181         63,600
Asia Pacific.....................      24,899         22,048
                                  ------------   ------------
                                  $   473,764    $   458,714
                                  ============   ============

Total sales outside the United States for the quarter and six months ended June 30, 2003 were $55.3 million and $112.1 million, respectively, and for the quarter and six months ended June 30, 2002 were $48.6 million and $99.8 million, respectively.

NOTE 8 - Recently Issued Accounting Pronouncement

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. SFAS No. 149 is not expected to have a material effect on the Company's financial position or results of operations.

NOTE 9 - Litigation

The Company is currently involved in two legal proceedings against The MathWorks, Inc. ("Defendant") for patent infringement. The Company filed the first action on January 25, 2001 in the U.S. District Court, Eastern District of Texas (Marshall Division) claiming that the Defendant infringes certain of the Company's U.S. patents. The Defendant challenged the validity of these patents and asserted that it does not infringe the claims of these patents.

The trial of the first case concluded and on January 30, 2003, the jury found infringement by the Defendant of three of the patents involved and awarded the Company specified damages. On June 23, 2003, the Court entered final judgement in favor of the Company in an amount of approximately $4 million and entered an injunction against Defendant's sale of its Simulink and related products. The Court stayed the injunction pending appeal of the case and required the Defendant to pay a specified royalty on its U.S. sales of Simulink and related products during the pendency of appeal. On July 22, 2003, Defendant filed its Notice of Appeal and the case is currently pending on appeal before the U.S. Court of Appeals for the Federal Circuit. The final judgment has not been recorded in the financial statements of the Company pending the disposition of the appeal.

In the second complaint, filed October 21, 2002 also in the U.S. District Court, Eastern District of Texas (Marshall Division), the Company claims that the Defendant infringes certain other of the Company's U.S. patents. The Defendant challenges the validity and enforceability of these patents and asserts that it does not infringe the claims of these patents. In this case, the Company seeks monetary damages and injunction of the sale of certain products of the Defendant as well as attorney's fees and costs.

NOTE 10 - Subsequent Event

The Company's Board of Directors approved on July 23, 2003, a quarterly cash dividend of $0.05 per common share, payable August 29, 2003 to shareholders of record August 4, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding the future financial performance or operations of the Company
(including,  without  limitation,  statements  to the  effect  that the  Company
"believes," "expects," "plans," "may," "will," "projects," "continues," or "estimates" or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the Factors Affecting the Company's Business and Prospects section and financial statement line item discussions below. Readers are also encouraged to refer to the Company's Annual Report on Form 10-K for further discussion of the Company's business and the risks attendant thereto.

Results of Operations

     The following table sets forth, for the periods  indicated,  the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
consolidated statements of income:

                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                  ----------------------  ----------------------
                                     2003        2002        2003        2002
                                  ----------  ----------  ----------  ----------
Net sales:
   Americas                           49.5%       53.0%       48.3%       51.6%
   Europe                             31.1        31.4        31.3        31.0
   Asia Pacific                       19.4        15.6        20.4        17.4
                                  ----------  ----------  ----------  ----------
   Consolidated net sales            100.0       100.0       100.0       100.0
Cost of sales                         27.1        28.5        26.7        27.6
                                  ----------  ----------  ----------  ----------
   Gross profit                       72.9        71.5        73.3        72.4
                                  ----------  ----------  ----------  ----------
Operating expenses:
   Sales and marketing                38.1        35.9        38.5        36.7
   Research and development           16.8        16.8        16.1        16.8
   General and administrative          9.2         9.4        10.1         8.8
                                  ----------  ----------  ----------  ----------
   Total operating expenses           64.1        62.1        64.7        62.3
                                  ----------  ----------  ----------  ----------
      Operating income                 8.8         9.4         8.6        10.1
Other income (expense):
   Interest income, net                0.6         0.9         0.7         0.9
   Net foreign exchange gain
   (loss)                              0.3         0.2         0.2        (0.4)
   Other income, net                   0.1         0.5        --           0.3
                                  ----------  ----------  ----------  ----------
Income before income taxes             9.8        11.0         9.5        10.9
Provision for income taxes             2.4         3.1         2.4         3.1
                                  ----------  ----------  ----------  ----------
   Net income                          7.4%        7.9%        7.1%        7.8%
                                  ==========  ==========  ==========  ==========

     Net Sales. Consolidated net sales increased by $6.7 million or 7% for the three months ended June 30, 2003 to $100.2 million from $93.5 million for the three months ended June 30, 2002, and increased $11.1 million or 6% to $199.3 million for the six months ended June 30, 2003 from $188.2 million for the comparable period in the prior year. The increase in sales for the three and six months ended June 30, 2003 was primarily attributable to the introduction of new and upgraded products and an increased market acceptance of the Company's products in Asia. Sales in the Americas in the second quarter of 2003 were flat with sales from the second quarter of 2002 and sales in the Americas for the six months ended June 30, 2003 decreased 1% from the six months ended June 30, 2002.

     Sales outside of North America, as a percentage of consolidated sales for the quarter ended June 30, 2003, increased to 50.5% from 47.0% over the comparable 2002 period as a result of stronger sales in Asia. International sales as a percentage of consolidated sales for the six months ended June 30, 2003 increased to 51.7% from 48.4% over the comparable 2002 period due to stronger sales in Asia. Compared to the corresponding periods in 2002, the Company's European sales increased by 6% to $31.2 million for the quarter ended June 30, 2003 and increased 7% to $62.5 million for the six months ended June 30, 2003. Sales in Asia Pacific increased by 33% to $19.4 million in the quarter ended June 30, 2003 compared to the same period in 2002 and increased 24% to $40.7 million for the six months ended June 30, 2003 compared to the same period in 2002. The Company expects sales outside of North America to continue to represent a significant portion of its revenue.

     Sales made by the Company's direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates.
Between the second quarter of 2002 and the second quarter of 2003, net of hedging results, the change in exchange rates had the effect of increasing the Company's consolidated sales by 4%; increasing European sales by 14% and decreasing sales in Asia Pacific by 9%. For 2003, year-to-date sales, net of hedging results, the change in exchange rates had the effect of increasing the Company's consolidated sales by 2%. Since most of the Company's international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing operating expenses $1.8 million for the six months ended June 30, 2003 and $1.4 million for the quarter ended June 30, 2003.

     Gross Profit. As a percentage of sales, gross profit increased to 73% for the second quarter of 2003 from 72% for the second quarter of 2002 and increased to 73% for the first six months of 2003 from 72% for the comparable period a year ago. Approximately 80% of the higher margin in the second quarter of 2003 is attributable to favorable foreign exchange rates. The remaining fraction of the higher margin is attributable to the impact of fixed charges relative to higher sales volume. There can be no assurance that the Company will maintain its historical margins. The Company believes its current manufacturing capacity is adequate to meet current needs.

     Sales and Marketing. Sales and marketing expenses for the second quarter of 2003 increased to $38.1 million, a 14% increase, as compared to the second quarter of 2002 and increased 11% to $76.7 million for the first six months of 2003 from the comparable 2002 period. As a percentage of net sales, sales and marketing expenses were 38.1% and 35.9% for the three months ended June 30, 2003 and 2002, respectively, and 38.5% and 36.7% for the six months ended June 30, 2003 and 2002, respectively. The increase in these expenses is primarily attributable to the increase in personnel costs and the increases in advertising and literature costs and special event activity. The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on recruiting, initial marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

     Research and Development. Research and development expenses increased to $16.9 million for the quarter ended June 30, 2003, a 7% increase as compared to $15.7 million for the three months ended June 30, 2002, and increased 1% to $32.1 million for the six months ended June 30, 2003 from the comparable 2002 period. As a percentage of net sales, research and development expenses remained flat at 16.8% for the quarter ended June 30, 2003, compared with the quarter ended June 30, 2002, and decreased to 16.1% for the six months ended June 30, 2003, from 16.8% for the comparable 2002 period. The decrease in research and development costs as a percentage of sales in the six-month period ended June 30, 2003 versus the prior year period was primarily due to increases in capitalized software development costs and was mitigated by the increases in personnel costs from the hiring of additional product development engineers. Research and development personnel increased from 765 at June 30, 2002 to 860 at June 30, 2003. The Company plans to continue making a significant investment in research and development in order to remain competitive and support revenue growth. The Company expects that research and development expenses will increase in the quarter ending September 30, 2003 to approximately $18.5 million.

     The Company capitalizes software development costs in accordance with the SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased,
or Otherwise Marketed. The Company amortizes such costs over the related product's estimated economic useful life, generally three years, beginning when a product becomes available for general release. Software amortization expense totaled $1.2 million and $1.1 million for the quarters ended June 30, 2003 and 2002, respectively, and $2.2 million and $1.9 million during the six months ended June 30, 2003 and 2002, respectively. Software development costs capitalized were $3.9 million and $1.2 million for the quarters ended June 30, 2003 and 2002, respectively, and $8.4 million and $1.6 million for the first six months of 2003 and 2002, respectively. The Company expects that capitalization of software development costs will significantly decrease in the remaining six months of 2003. The amounts capitalized in the six months ended June 30, 2003 are mainly related to the development of new and upgraded products which were completed and released in the second quarter of 2003.

     General and Administrative. General and administrative expenses for the second quarter ended June 30, 2003 increased 4% to $9.2 million from $8.8 million for the comparable prior year period. For the first six months of 2003, general and administrative expenses increased 22% to $20.2 million from $16.6 million for the first six months of 2002. As a percentage of net sales, general and administrative expenses decreased to 9.2% for the quarter ended June 30, 2003 from 9.4% for the second quarter of 2002. During the first six months of 2003, general and administrative expenses increased as a percentage of sales to 10.1% from 8.8% for the comparable prior year period. The increase in general and administrative expenses in absolute terms and as a percentage of sales for the six months ended June 30, 2003 from the comparable prior year period was primarily attributable to increased litigation costs of approximately $1.6 million associated with a legal action by the Company brought against The MathWorks, Inc. to enforce the Company's intellectual property. (See Note 9 - Litigation.) The Company expects that general and administrative expenses in future periods will increase in absolute amounts and will fluctuate as a percentage of revenue.

     Interest Income, Net. Net interest income in the second quarter of 2003 decreased to $620,000 from $839,000 in the second quarter of 2002, and decreased to $1.3 million for the first six months of 2003 from $1.6 million for the comparable 2002 period. The decreases in interest income for the quarter and six months ended June 30, 2003 were due to lower yields on the Company's investments. The primary source of interest income is from the investment of the Company's cash.

     Net Foreign Exchange Gain (Loss). The Company experienced net foreign exchange gains of $340,000 in the second quarter of 2003 compared to gains of $217,000 in the second quarter of 2002. Net foreign exchange gains of $325,000 were recognized for the first six months of 2003 compared to losses of ($677,000) for the first six months of 2002. These results are attributable to movements between the U.S. dollar and the local currencies in countries in which the Company's sales subsidiaries are located. The Company recognizes the local currency as the functional currency of its international subsidiaries.

     The Company utilizes foreign currency forward contracts to hedge a majority of its foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. The Company typically limits the duration of its "receivables" foreign currency forward contracts to 90 days.

     The Company also utilizes foreign currency forward contracts and foreign currency purchased option contracts in order to reduce its exposure to fluctuations in future foreign currency cash flows. The Company purchases these contracts for up to 100% of its forecasted cash flows in selected currencies (primarily the euro, yen and pound sterling) and limits the duration of these contracts to 40 months. The foreign currency purchased option contracts are purchased "at-the-money" or "out-of-the-money." As a result, the Company's hedging activities only partially address its risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. The Company does not invest in contracts for speculative purposes. The Company's hedging strategy reduced the foreign exchange gains by $3.6 million during the quarter ended June 30, 2003, and by $5.3 million for the six months ended June 30, 2003.

     Provision for Income Taxes. The provision for income taxes reflects an effective tax rate of 25% for the three and six months ended June 30, 2003 and 28% for the three and six months ended June 30, 2002. The decrease in the effective rate resulted from income tax benefits attributable to the extraterritorial income exclusion and a change in the distribution of income among taxing jurisdictions, particularly the impact of the Company's new manufacturing facility in Hungary. The Company's effective tax rate is lower than the U.S. federal statutory rate of 35% primarily as a result of the extraterritorial income exclusion, tax-exempt interest and reduced tax rates in certain foreign jurisdictions.

Liquidity and Capital Resources

     The Company is currently financing its operations and capital expenditures through cash flow from operations. At June 30, 2003, the Company had working capital of approximately $225.0 million compared to $211.5 million at December 31, 2002. Net cash provided by operating activities for the six months ended June 30, 2003 totaled $27.0 million.

     Accounts receivable decreased to $61.8 million at June 30, 2003 from $63.0 million at December 31, 2002. Days sales outstanding decreased to 56 at June 30, 2003 compared to 58 at June 30, 2002. Consolidated inventory balances decreased to $35.9 million at June 30, 2003 from $39.2 million at December 31, 2002. Inventory turns decreased to 3.0 for the quarter ended June 30, 2003 from turns of 3.3 for the quarter ended December 31, 2002. Cash used in the first six months of 2003 for the purchase of property and equipment totaled $7.8 million, for the capitalization of internally developed software costs totaled $8.4 million, and additions to other intangibles totaled $4.3 million.

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances and internally generated funds. As of June 30, 2003, the Company had no debt outstanding. The Company believes that the cash flow from operations, if any, existing cash balances and short-term investments will be sufficient to meet its cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months will depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth.

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

     The Company has no debt or off-balance sheet debt. At June 30, 2003, the Company did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company were engaged in such relationships.

Market Risk

     The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

     Foreign Currency Hedging Activities. The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on the Company's earnings and cash flow. Accordingly, the Company utilizes purchased foreign currency option contracts and forward contracts to hedge its exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. The Company monitors its foreign exchange exposures regularly to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on its results of operations and financial position. Based on the foreign exchange instruments outstanding at June 30, 2003, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate fair market value of all instruments outstanding of approximately $14.7 million. However, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, management believes that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure.

     Short-term Investments. The fair value of the Company's investments in marketable securities at June 30, 2003 was $140.0 million. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies the marketable securities portfolio by investing in multiple types of investment-grade securities. The Company's investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on the Company's investment portfolio and interest rates at June 30, 2003, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $700,000, respectively, in the fair value of the investment portfolio. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

Recently Issued Accounting Pronouncement

     In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. SFAS No. 149 is not expected to have a material effect on the Company's financial position or results of operations.

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

     Budgets. The Company has established an operating budget for 2003. The Company's spending for the remainder of the year could exceed this budget due to a number of factors; including: additional marketing costs for conferences and tradeshows; increased costs from the over-hiring of product development engineers or other personnel; increased manufacturing costs resulting from component supply shortages and/or component price fluctuations and/or additional expenses related to intellectual property litigation. Any future decreased demand for our products could result in decreased revenue and could require the Company to revise its budget and reduce expenditures. Exceeding the established operating budget or failing to reduce expenditures in response to any decrease in revenue could have a material adverse effect on the Company's operating results.

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

     During the quarter ended September 30, 2003, the Company will be upgrading its Americas business applications suite to Oracle's latest web-based release, 11i. There can be no assurance that the Company will not experience difficulties implementing the new system. Difficulties or delays in the implementation may interrupt normal Company operations, including the ability to: provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. Any disruptions occurring in the implementation of the system may have a material adverse effect on the Company's operating results.

     Risks Associated with International Operations and Foreign Economies. International sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. The Company must also comply with various import and export regulations. Failure to ensure compliance with these regulations could result in fines and/or termination of import and export privileges, which could have a material adverse effect on the Company's operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by the Company's international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates.
Between the second quarter of 2003 and the second quarter of 2002, net of hedging results, the change in exchange rates had the effect of increasing the Company's consolidated sales by 4% as compared to the second quarter of 2002. Since most of the Company's international operating expenses are also incurred in local currencies, the change in exchanges rates had the effect of increasing operating expenses by $1.4 million for the quarter ended June 30, 2003 as compared to the comparable prior year period. If the U.S. dollar strengthens in the future, it could have a material adverse effect on the Company's operating results.

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

     Stock-based  Compensation  Plans.  The Company  has two active  stock-based compensation plans and one inactive plan. The two active stock-based compensation plans are the 1994 Incentive Stock Option Plan and the Employee Stock Purchase Plan. The Company currently adheres to the disclosure only provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and as such, no compensation cost has been recognized in the Company's financial statements for the stock option plan and the stock purchase plan. The Company is currently monitoring the recent discussions related to possible new regulations regarding the accounting treatment for stock options. The Company will comply with any changes in the accounting of stock options required by the FASB. If the fair value based method of accounting for stock options established under SFAS No. 123 were adopted effective January 1, 2003, the Company estimates it would have recognized stock option expense for the options granted during 2003 of approximately $190,000 and $201,000 for the quarter and six month periods ended June 30, 2003. If the Company were to adopt the accounting provision of SFAS No. 123, the adoption would be prospective. Accordingly, the Company would expect stock option expense to increase in the future if additional stock options are issued.

     Proprietary Rights and Intellectual Property Litigation. The Company's success depends in part on its ability to obtain and maintain patents and other proprietary rights relative to the technologies used in its principal products. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may have in the past infringed or violated certain of the Company's intellectual property rights. The Company may from time to time, engage in litigation to protect its intellectual property rights. In monitoring and policing its intellectual property rights, the Company may be required to spend significant resources. Over the next six months, the Company expects to incur litigation expenses of approximately $2.6 million related to current patent litigation. Due to the inherent uncertainties of litigation there may be significant changes in the amount and timing of these expected expenses. Additionally, as is typical in the industry, the Company from time to time may be notified that it is infringing certain patent or intellectual property rights of others. There can be no assurance that this litigation or any other intellectual property litigation initiated in the future will not cause significant litigation expense, liability and a diversion of management's attention which may have a material adverse effect on the Company's operating results.

     Dependence on Key Management and Technical Personnel. The Company's success depends to a significant degree upon the continued contributions of its key management, sales, marketing, research and development and operational personnel, including Dr. Truchard, the Company's Chairman and Chief Executive Officer, and other members of senior management and key technical personnel. The Company has no agreements providing for the employment of any of its key employees for any fixed term and the Company's key employees may voluntarily terminate their employment with the Company at any time. The loss of the services of one or more of the Company's key employees in the future could have a material adverse effect on operating results. The Company also believes its future success will depend upon its ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, as well as training, motivating and supervising employees. In addition, the recruiting environment for software engineering, sales and other technical professionals is very competitive. Competition for qualified software engineers is particularly intense and is likely to result in increased personnel costs. Failure to attract or retain qualified software engineers could have an adverse effect on the Company's operating results. The Company also recruits and employs foreign nationals to achieve its hiring goals primarily for engineering and software positions. There can be no guarantee that the Company will continue to be able to recruit foreign nationals at the current rate. These factors further intensify competition for key personnel, and there can be no assurance that the Company will be successful in retaining its existing key personnel or attracting and retaining additional key personnel. Failure to attract and retain a sufficient number of technical personnel could have a material adverse effect on the Company's operating results.

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

Item 4. Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer, based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2003, have concluded that the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. During the three months ended June 30, 2003, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is currently involved in two legal proceedings against The MathWorks, Inc. ("Defendant") for patent infringement. The Company filed the first action on January 25, 2001 in the U.S. District Court, Eastern District of Texas (Marshall Division) claiming that the Defendant infringes certain of the Company's U.S. patents. The Defendant challenged the validity of these patents and asserted that it does not infringe the claims of these patents.

     The trial of the first case concluded and on January 30, 2003, the jury found infringement by the Defendant of three of the patents involved and awarded the Company specified damages. On June 23, 2003, the Court entered final judgement in favor of the Company in an amount of approximately $4 million and entered an injunction against Defendant's sale of its Simulink and related products. The Court stayed the injunction pending appeal of the case and required the Defendant to pay a specified royalty on its U.S. sales of Simulink and related products during the pendency of appeal. On July 22, 2003, Defendant filed its Notice of Appeal and the case is currently pending on appeal before the U.S. Court of Appeals for the Federal Circuit. The final judgment has not been recorded in the financial statements of the Company pending the disposition of the appeal.

     In the second complaint, filed October 21, 2002 also in the U.S. District Court, Eastern District of Texas (Marshall Division), the Company claims that the Defendant infringes certain other of the Company's U.S. patents. The Defendant challenges the validity and enforceability of these patents and asserts that it does not infringe the claims of these patents. In this case, the Company seeks monetary damages and injunction of the sale of certain products of the Defendant as well as attorney's fees and costs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders was held on May 13, 2003.

(b) The following directors were elected at the meeting to serve a term of three years:

                  Ben G. Streetman
                  R. Gary Daniels
                  Duy-Loan T. Le

        The following directors are continuing to serve their terms:

                  Donald M. Carlton
                  Jeffrey L. Kodosky
                  James J. Truchard
                  Charles J. Roesslein

(c) The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

                                             For               Abstain
(1) Election of directors:
                  Ben G. Streetman        48,245,742           410,345
                  R. Gary Daniels         48,247,977           408,110
                  Duy-Loan T. Le          48,511,105           144,982

     The foregoing matters are described in detail in the Company's definitive proxy statement dated April 4, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits.

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

      4.2* Rights Agreement dated as of May 19, 1994, between the Company and
           The First National Bank of Boston.

     10.1* Form of Indemnification Agreement.

     10.2* 1994 Incentive Plan.

     10.3* 1994 Employee Stock Purchase Plan.

     10.4* Agreement regarding Terms of Employment incorporated by reference from Exhibit 10.4 of the Company's 10-K filed January 28, 2003.**

     11.1  Computation of Earnings Per Share.

     99.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C.
           Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     99.2  Certification of Chief Financial Officer Pursuant to 18 U.S.C.
           Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     99.3 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     * Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.

     **    Management Contract or Compensatory Plan or Arrangement.

b) Reports on Form 8-K.

     On April 1, 2003, the Company filed Form 8-K reporting on the same date under Item 7 "Financial Statements and Exhibits" and Item 9 "Regulation FD Disclosure" the Company's press release.

     On April 17, 2003, the Company filed Form 8-K reporting on the same date under Item 7 "Financial Statements and Exhibits" and Item 9 "Regulation FD Disclosure" the Company's press release.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NATIONAL INSTRUMENTS CORPORATION
                                    Registrant




                                 BY:/s/ Alex Davern
                                    Alex Davern
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)





Dated:  July 25, 2003

                        NATIONAL INSTRUMENTS CORPORATION

                                INDEX TO EXHIBITS



      Exhibit No.                   Description                     Page
      -----------                   -----------                     ----
          11.1           Statement Regarding Computation             23
                         of Earnings per Share

          99.1           Certification of Chief Executive            24
                         Officer Pursuant to 18 U.S.C.
                         Section 1350, as Adopted Pursuant
                         to Section 302 of the
                         Sarbanes-Oxley Act of 2002

          99.2           Certification of Chief Financial            25
                         Officer Pursuant to 18 U.S.C.
                         Section 1350, as Adopted Pursuant
                         to Section 302 of the
                         Sarbanes-Oxley Act of 2002

          99.3           Certification of Chief Executive            26
                         Officer and Chief Financial Officer
                         Pursuant to 18 U.S.C. Section 1350,
                         as Adopted Pursuant to Section 906
                         of the Sarbanes-Oxley Act of 2002