Form 10-Q
period 2003-09-30
NATIONAL INSTRUMENTS CORP /DE/
filed 2003-10-24
CIK 935494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2003 or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at October 21, 2003
     Common Stock - $0.01 par value                     51,993,669

                        NATIONAL INSTRUMENTS CORPORATION


              INDEX

                                                                        Page No.
                                                                        --------
          PART I. FINANCIAL INFORMATION

Item 1    Financial Statements:

            Consolidated Balance Sheets
            September 30, 2003 (unaudited) and December 31, 2002......      3

            Consolidated Statements of Income (unaudited)
            Three months and nine months ended September 30, 2003
            and 2002..................................................      4

            Consolidated Statements of Cash Flows (unaudited)
            Nine months ended September 30, 2003 and 2002.............      5

            Notes to Consolidated Financial Statements................      6

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................     11

Item 3    Quantitative and Qualitative Disclosures About Market Risk..     19

Item 4    Controls and Procedures.....................................     19


          PART II.  OTHER INFORMATION

Item 1    Legal Proceedings...........................................     20

Item 6    Exhibits and Reports on Form 8-K............................     21

          Signatures..................................................     22

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                        NATIONAL INSTRUMENTS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                   September 30,    December 31,
                                                       2003             2002
                                                   -------------    ------------
Assets                                              (unaudited)
Current assets:
  Cash and cash equivalents.....................   $    34,015      $   40,240
  Short-term investments........................       138,210         113,638
  Accounts receivable, net......................        68,313          62,981
  Inventories, net..............................        38,448          39,247
  Prepaid expenses and other current assets.....         9,918          13,756
  Deferred income tax, net......................         8,281           8,104
                                                   -------------    ------------
    Total current assets........................       297,185         277,966
Property and equipment, net.....................       151,126         152,133
Intangibles and other assets....................        40,365          28,615
                                                   -------------    ------------
    Total assets................................   $   488,676      $  458,714
                                                   =============    ============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable..............................   $    26,108      $   25,578
  Accrued compensation..........................        12,176           9,555
  Accrued expenses and other liabilities........        15,279          13,507
  Income taxes payable..........................           264           6,153
  Other taxes payable...........................         8,302          11,720
                                                   -------------    ------------
    Total current liabilities...................        62,129          66,513
Deferred income taxes...........................         5,402           5,738
                                                   -------------    ------------
    Total liabilities...........................        67,531          72,251
                                                   -------------    ------------
Commitments and contingencies                               --              --
Stockholders' equity:
  Common Stock: par value $0.01; 180,000,000
  shares authorized; 51,837,423 and 51,074,607
  shares issued and outstanding, respectively...           518             511
Additional paid-in capital......................        86,097          72,063
Retained earnings...............................       341,349         321,813
Accumulated other comprehensive loss............        (6,819)         (7,924)
                                                   -------------    ------------
    Total stockholders' equity..................       421,145         386,463
                                                   -------------    ------------
    Total liabilities and stockholders' equity..   $   488,676      $  458,714
                                                   =============    ============

    The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                            Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                          ----------------------  ----------------------
                                             2003        2002        2003        2002
                                          ----------  ----------  ----------  ----------
Net sales..............................   $ 104,644    $ 96,020   $ 303,983   $ 284,264
Cost of sales..........................      27,434      25,196      80,598      77,157
                                          ----------  ----------  ----------  ----------
  Gross profit.........................      77,210      70,824     223,385     207,107
                                          ----------  ----------  ----------  ----------
Operating expenses:
   Sales and marketing.................      40,282      36,679     116,951     105,653
   Research and development............      18,370      16,095      50,497      47,762
   General and administrative..........       8,800       9,444      29,040      26,072
                                          ----------  ----------  ----------  ----------
      Total operating expenses.........      67,452      62,218     196,488     179,487
                                          ----------  ----------  ----------  ----------

      Operating income.................       9,758       8,606      26,897      27,620

Other income (expense):
   Interest income, net................         570         785       1,876       2,419
   Net foreign exchange gain (loss)....        (209)       (612)        116      (1,288)
   Other income........................         486         506         606       1,028
                                          ----------  ----------  ----------  ----------
Income before income taxes.............      10,605       9,285      29,495      29,779
Provision for income taxes.............       2,651       2,600       7,374       8,338
                                          ----------  ----------  ----------  ----------

      Net income.......................   $   7,954   $   6,685   $  22,121   $  21,441
                                          ==========  ==========  ==========  ==========

Basic earnings per share...............    $   0.15   $    0.13   $    0.43   $    0.42
                                          ==========  ==========  ==========  ==========

Weighted average shares
outstanding-basic......................      51,532      51,195      51,468      51,286
                                          ==========  ==========  ==========  ==========

Diluted earnings per share.............    $   0.15   $    0.13   $    0.41   $    0.40
                                          ==========  ==========  ==========  ==========

Weighted average shares
outstanding-diluted....................      53,932      52,906      53,719      53,603
                                          ==========  ==========  ==========  ==========

Dividends declared per share...........    $   0.05   $      --   $    0.05   $      --
                                          ==========  ==========  ==========  ==========

    The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                             Nine Months Ended
                                                               September 30,
                                                          ----------------------
                                                             2003        2002
                                                          ----------  ----------
Cash flow from operating activities:
   Net income..........................................   $  22,121   $  21,441
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Charges to income not requiring cash outlays:
        Depreciation and amortization..................      18,787      14,862
        Benefit from deferred income taxes.............        (514)     (3,769)
        Tax benefit from stock option plans............       2,565       1,164
      Changes in operating assets and liabilities:
        Increase in accounts receivable................      (5,332)     (1,894)
        Decrease (increase) in inventory...............         799      (7,015)
        Decrease in prepaid expense and other assets...       4,071       3,154
        (Decrease) increase in current liabilities.....      (4,384)      5,677
                                                          ----------  ----------
      Net cash provided by operating activities........      38,113      33,620
                                                          ----------  ----------

Cash flow from investing activities:
   Payment for acquisitions, net of cash received......      (5,316)         --
   Capital expenditures................................     (12,870)    (24,753)
   Capitalization of internally developed software.....      (9,449)     (3,025)
   Additions to other intangibles......................      (1,022)     (2,214)
   Purchases of short-term investments.................    (105,626)   (106,294)
   Sales/maturities of short-term investments..........      81,054     130,531
                                                          ----------  ----------
      Net cash used in investing activities............     (53,229)     (5,755)
                                                          ----------  ----------

Cash flow from financing activities:
   Proceeds from issuance of common stock..............      11,476       6,666
   Repurchase of common stock..........................          --     (17,420)
   Dividends paid......................................      (2,585)         --
                                                          ----------  ----------
      Net cash provided by (used in) financing
      activities.......................................       8,891     (10,754)
                                                          ----------  ----------

Net increase (decrease) in cash and cash equivalents...      (6,225)     17,111
Cash and cash equivalents at beginning of period.......      40,240      49,089
                                                          ----------  ----------

Cash and cash equivalents at end of period.............   $  34,015   $  66,200
                                                          ==========  ==========

Non-cash financing activities:
   Accrued liability for repurchase of common stock....   $      --   $   2,203
                                                          ==========  ==========

    The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of National Instruments Corporation and its consolidated subsidiaries at September 30, 2003 and December 31, 2002, and the results of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, and the cash flows for the nine-month periods ended September 30, 2003 and 2002. Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three-month and nine-month periods ended September 30, 2003 and 2002, respectively, are as follows (in thousands):

                                    Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                  ----------------------  ----------------------
                                        (unaudited)             (unaudited)
                                     2003        2002        2003        2002
                                  ----------  ----------  ----------  ----------

Weighted average shares
outstanding-basic...............     51,532      51,195      51,468      51,286
Plus: Common share equivalents
   Stock options................      2,400       1,711       2,251       2,317
                                  ----------  ----------  ----------  ----------
Weighted average shares
outstanding-diluted.............     53,932      52,906      53,719      53,603
                                  ==========  ==========  ==========  ==========

Stock options to acquire 1,386,000 and 3,071,000 shares for the quarters ended September 30, 2003 and 2002, respectively, and 1,503,000 and 1,545,000 shares for the nine months ended September 30, 2003 and 2002, respectively, were not included in the computations of diluted earnings per share because the effect of including the stock options would have been anti-dilutive.

NOTE 3 - Inventories

Inventories, net consist of the following (in thousands):
                                      September 30,      December 31,
                                          2003               2002
                                       (unaudited)
                                      -------------      ------------
Raw materials....................     $    17,842        $   21,127
Work-in-process..................           1,518             1,324
Finished goods...................          19,088            16,796
                                      -------------      ------------
                                      $    38,448        $   39,247
                                      =============      ============

NOTE 4 - Comprehensive Income

Total comprehensive income for the quarters ended September 30, 2003 and 2002 is $8.3 million and $6.5 million, respectively, and includes other comprehensive income of $361,000 and other comprehensive loss of $235,000, respectively. For the first nine months of 2003 and 2002, comprehensive income is $23.2 million and $18.8 million, respectively, and includes other comprehensive income of $1.1 million and other comprehensive loss of $2.7 million, respectively. The Company's other comprehensive income is from foreign currency translation and unrealized gains and losses on the Company's forward and option contracts and securities available for sale.

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

                                            Three Months Ended      Nine Months Ended
                                               September 30,           September 30,
                                          ----------------------  ----------------------
                                                (unaudited)             (unaudited)
                                             2003        2002        2003        2002
                                          ----------  ----------  ----------  ----------
Net income, as reported.................  $   7,954   $   6,685   $  22,121   $  21,441
Stock-based compensation included in
reported net income, net of related
tax effects.............................         --          --          --          --
Total stock-based compensation expense
determined under fair value method for
all awards, net of related tax effects..     (2,084)     (2,222)     (6,323)     (6,673)
                                          ----------  ----------  ----------  ----------
Pro-forma net income....................  $   5,870   $   4,463   $  15,798   $  14,768
                                          ----------  ----------  ----------  ----------

Earnings per share:
Basic - as reported.....................  $    0.15   $    0.13   $    0.43   $    0.42
Basic - pro-forma.......................  $    0.11   $    0.09   $    0.31   $    0.29
Diluted - as reported...................  $    0.15   $    0.13   $    0.41   $    0.40
Diluted - pro-forma.....................  $    0.11   $    0.08   $    0.29   $    0.28


NOTE 6 - Warranty Reserve

The Company offers a one-year limited warranty on most hardware products and a 90-day warranty on software products, which is included in the sales price of many of its products. Provision is made for estimated future warranty costs at the time of sale.

The warranty reserve was as follows (in thousands):

                                                Nine Months Ended   Year Ended
                                                  September 30,     December 31,
                                                      2003             2002
                                                  (unaudited)
                                                -----------------   ------------
Balance at the beginning of the period.......      $    715         $     865
Accruals for warranties issued during the
period.......................................           805               988
Settlements made (in cash or in kind) during
the period...................................          (805)           (1,138)
                                                -----------------   ------------
Balance at the end of the period.............      $    715         $     715
                                                =================   ============

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

                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                  ----------------------  ----------------------
                                        (unaudited)             (unaudited)
                                     2003        2002        2003        2002
                                  ----------  ----------  ----------  ----------
Net sales:
Americas:
  Unaffiliated customer sales...  $  50,828   $  50,432   $ 147,049   $ 147,620
  Geographic transfers..........     15,803      15,087      42,933      42,329
                                  ----------  ----------  ----------  ----------
                                  $  66,631   $  65,519   $ 189,982   $ 189,949
                                  ----------  ----------  ----------  ----------

Europe:
  Unaffiliated customer sales...  $  31,701   $  27,065   $  94,154   $  85,430
  Geographic transfers..........     14,195      13,052      37,212      35,121
                                  ----------  ----------  ----------  ----------
                                  $  45,896   $  40,117   $ 131,366   $ 120,551
                                  ----------  ----------  ----------  ----------

Asia Pacific:
  Unaffiliated customer sales...  $  22,115   $  18,523   $  62,780   $  51,214
                                  ----------  ----------  ----------  ----------
Eliminations....................    (29,998)    (28,139)    (80,145)    (77,450)
                                  ----------  ----------  ----------  ----------
                                  $ 104,644   $  96,020   $ 303,983   $ 284,264
                                  ==========  ==========  ==========  ==========

                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                  ----------------------  ----------------------
                                        (unaudited)             (unaudited)
                                     2003        2002        2003        2002
                                  ----------  ----------  ----------  ----------
Operating income:
Americas........................  $   9,787   $   7,625   $  25,022   $  25,778
Europe..........................      9,695       7,337      27,304      24,149
Asia Pacific....................      8,646       9,739      25,068      25,455
Unallocated:
Research and development
expenses........................    (18,370)    (16,095)    (50,497)    (47,762)
                                  ----------  ----------  ----------  ----------
                                  $   9,758   $   8,606   $  26,897   $  27,620
                                  ==========  ==========  ==========  ==========

                                  September 30,    December 31,
                                      2003             2002
                                   (unaudited)
                                  -------------    ------------
Identifiable assets:
Americas........................  $   415,569      $  373,066
Europe..........................       45,267          63,600
Asia Pacific....................       27,840          22,048
                                  -------------    ------------
                                  $   488,676      $  458,714
                                  =============    ============

Total sales outside the United States for the quarter and nine months ended September 30, 2003 were $58.3 million and $170.4 million, respectively, and for the quarter and nine months ended September 30, 2002 were $49.4 million and $149.2 million, respectively.

NOTE 8 - Recently Issued Accounting Pronouncement

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 did not have a material effect on the Company's financial position or results of operations as the Company has no debt.

NOTE 9 - Litigation

As reported in the two previous Form 10Q's of 2003, the Company has filed two complaints against The MathWorks, Inc. ("Defendant") for patent infringement. In both complaints, the Company claimed the Defendant infringes certain of its U.S. patents and the Defendant challenged the validity and enforceability of those patents and asserts that it does not infringe the claims of those patents.

The first complaint was filed on January 25, 2001 in the U.S. District Court, Eastern District of Texas (Marshall Division). On January 30, 2003, the jury found infringement by the Defendant of three of the patents involved and awarded the Company specified damages. On June 23, 2003, the Court entered final judgement in favor of the Company in an amount of approximately $4 million and entered an injunction against Defendant's sale of its Simulink and related products. The Court stayed the injunction pending appeal of the case and required the Defendant to pay a specified royalty on its U.S. sales of the same products during the pendency of appeal. On July 22, 2003, Defendant filed its Notice of Appeal and the case is currently pending on appeal before the U.S. Court of Appeals for the Federal Circuit. The final judgement has not been recorded in the financial statements of the Company pending the disposition of the appeal.

The second complaint was filed October 21, 2002, also in the U.S. District Court, Eastern District of Texas (Marshall Division) and on August 27, 2003, the complaint was dismissed by agreement of the parties.

On January 15, 2003, SoftWIRE Technology, LLC ("SoftWIRE") and Measurement Computing Corporation ("MCC") filed a complaint against the Company in the U.S. District Court for the District of Massachusetts asking the court to declare that SoftWIRE does not infringe certain of the Company's U.S. patents and that such patents are invalid and unenforceable. On February 21, 2003, the Company filed a complaint against SoftWIRE and MCC in the U.S. District Court, Eastern District of Texas (Marshall Division) claiming that both SoftWIRE and MCC infringe the same and certain other of the Company's U.S. patents. SoftWIRE and MCC challenge the validity and enforceability of these patents and assert that they do not infringe any of these patents. In the Eastern District action, the Company seeks monetary damages and injunction of the sale of certain products of SoftWIRE and MCC as well as attorney's fees and costs. By order of the Court, the Eastern District action was transferred to the U.S. District Court for the District of Massachusetts on May 9, 2003, and the parties are seeking to consolidate this action with the previously-filed SoftWIRE action. On June 12, 2003, SoftWIRE moved for leave to amend its complaint in order to allege that the Company infringes two U.S. patents that SoftWIRE acquired by purchase on May 23, 2003. MCC joined SoftWIRE's motion to amend. With respect to the two U.S. patents that SoftWIRE acquired, SoftWIRE seeks monetary damages and injunction of the sale of certain products of the Company as well as attorney's fees and costs. The Company opposes SoftWIRE's and MCC's motion for leave to amend. The motion is currently pending before the Court. Should the Court permit amendment to allow assertion of SoftWIRE's patents, the Company is prepared to vigorously defend against SoftWIRE's claims and challenges the validity, enforceability and alleged infringement of those patents.

NOTE 10 - Subsequent Event

The Company's Board of Directors declared on October 23, 2003, a quarterly cash dividend of $0.05 per common share, payable November 24, 2003, to shareholders of record November 3, 2003.

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

Results of Operations

     The following table sets forth, for the periods  indicated,  the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
consolidated statements of income:

                                          Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                          ------------------  ------------------
                                            2003      2002      2003      2002
                                          --------  --------  --------  --------
Net sales:
   Americas                                 48.6%     52.5%     48.4%     51.9%
   Europe                                   30.3      28.2      31.0      30.1
   Asia Pacific                             21.1      19.3      20.6      18.0
                                          --------  --------  --------  --------
   Consolidated net sales                  100.0     100.0     100.0     100.0
Cost of sales                               26.2      26.2      26.5      27.2
                                          --------  --------  --------  --------
   Gross profit                             73.8      73.8      73.5      72.8
                                          --------  --------  --------  --------
Operating expenses:
   Sales and marketing                      38.5      38.2      38.5      37.2
   Research and development                 17.6      16.8      16.6      16.8
   General and administrative                8.4       9.8       9.6       9.1
                                          --------  --------  --------  --------
   Total operating expenses                 64.5      64.8      64.7      63.1
                                          --------  --------  --------  --------
     Operating income                        9.3       9.0       8.8       9.7
Other income (expense):
   Interest income, net                      0.5       0.8       0.6       0.8
   Net foreign exchange gain (loss)         (0.2)     (0.6)      0.1      (0.5)
   Other income                              0.5       0.5       0.2       0.4
                                          --------  --------  --------  --------
Income before income taxes                  10.1       9.7       9.7      10.4
Provision for income taxes                   2.5       2.7       2.4       2.9
                                          --------  --------  --------  --------
   Net income                                7.6%      7.0%      7.3%      7.5%
                                          ========  ========  ========  ========

     Net Sales. Consolidated net sales increased by $8.6 million or 9% for the three months ended September 30, 2003 to $104.6 million from $96.0 million for the three months ended September 30, 2002, and increased $19.7 million or 7% to $304.0 million for the nine months ended September 30, 2003 from $284.3 million for the comparable period in the prior year. The increase in sales for the three and nine months ended September 30, 2003 was primarily attributable to the introduction of new and upgraded products, an early stage recovery in global manufacturing and an increased market acceptance of the Company's products in Asia. Sales in the Americas in the third quarter of 2003 increased by 1% from the third quarter of 2002 and sales in the Americas for the nine months ended September 30, 2003 were flat with sales from the nine months ended September 30, 2002.

     Sales outside of North America, as a percentage of consolidated sales for the quarter ended September 30, 2003 increased to 51.4% from 47.5% over the quarter ended September 30, 2002 as a result of stronger sales in Asia Pacific and a stronger Euro. Sales outside of North America for the nine months ended September 30, 2003 increased to 51.6% from 48.1% in the comparable 2002 period as a result of stronger sales in Asia Pacific. Compared to the corresponding periods in 2002, the Company's European sales increased by 18% to $31.7 million for the quarter ended September 30, 2003 and increased by 11% to $94.2 million for the nine months ended September 30, 2003. Sales in Asia Pacific increased by 18% to $22.1 million for the quarter ended September 30, 2003 compared to the same period in 2002 and increased 22% to $62.8 million for the nine months ended September 30, 2003 compared to the same period in 2002. The Company expects sales outside of North America to continue to represent a significant portion of its revenue.

     Sales made by the Company's direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Between the third quarter of 2002 and the third quarter of 2003, net of hedging results, the change in the exchange rates had the effect of increasing the Company's consolidated sales by 2%; increasing European sales by 15% and decreasing sales in Asia Pacific by 15%. The increase in sales as a result of the change in exchange rates was more than offset by the decrease in local currency product pricing in Europe. For 2003, year-to-date sales, net of hedging results, the change in exchange rates had the effect of increasing the Company's consolidated sales by 2%; increasing European sales by 13% and decreasing sales in Asia Pacific by 15%. Since most of the Company's international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing operating expenses $5.2 million for the nine months ended September 30, 2003 and by $1.5 million for the quarter ended September 30, 2003.

     Gross Profit. As a percentage of net sales, gross profit for the third quarter of 2003 remained constant at 73.8% compared to the third quarter of 2002 and increased to 73.5% for the first nine months of 2003 from 72.8% for the comparable period a year ago. The gross margin in the third quarter of 2003 remained constant compared to the comparable prior year period primarily because favorable foreign exchange rates and the impact of fixed charges relative to higher sales volume totally offset the unfavorable effects of increased amortization of capitalized software costs. The increase in the gross margin for the first nine months of 2003 compared to the comparable prior year period is primarily attributable to favorable foreign exchange rates and the favorable impact of fixed charges relative to higher sales volume. There can be no assurance that the Company will maintain its historical margins. The Company believes its current manufacturing capacity is adequate to meet current needs.

     Sales and Marketing. Sales and marketing expenses for the third quarter of 2003 increased to $40.3 million, a 9.8% increase, as compared to the third quarter of 2002, and increased 10.7% to $117.0 million for the first nine months of 2003 from the comparable 2002 period. As a percentage of net sales, sales and marketing expenses were 38.5% and 38.2% for the quarters ended September 30, 2003 and 2002, respectively, and 38.5% and 37.2% for the nine months ended September 30, 2003 and 2002, respectively. Approximately $1.6 million of the increase in sales and marketing expenses for the quarter ended September 30, 2003, is attributable to the increase in international sales and marketing personnel, and approximately $1.4 million of the increase is attributable to increases in advertising and literature costs and special event activity. Approximately 8% of the total increase in sales and marketing expenses in the third quarter of the current year was offset by a decrease in employoee benefits expense related to a reduction of the estimated health and medical insurance liability resulting from the Company's additional focus on these costs. Approximately $6.5 million of the increase in sales and marketing expenses for the nine months ended September 30, 2003 is attributable to the increase in international sales and marketing personnel, and approximately $3.7 million of the increase is attributable to increases in advertising and literature costs and special event activity. The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on recruiting, initial marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

     Research and Development. Research and development expenses increased to $18.4 million for the quarter ended September 30, 2003, a 14.1% increase, as compared to $16.1 million for the three months ended September 30, 2002, and increased 5.7% to $50.5 million for the nine months ended September 30, 2003 from $47.8 million in the comparable 2002 period. As a percentage of net sales, research and development expenses represented 17.6% and 16.8% for the third quarters ended September 30, 2003 and 2002, respectively, and 16.6% and 16.8% for the nine months ended September 30, 2003 and 2002, respectively. The increase in research and development costs in absolute amounts in each period and as a percentage of sales for the quarter ended September 30, 2003 is due to increases in personnel costs from hiring of additional product development engineers and from the decrease in capitalized software development costs. Research and development personnel increased from 802 at September 30, 2002 to 869 at September 30, 2003. Approximately 14% of the total increase in resrarch and development expenses in the third quarter of the current year was offset by a decrease in employee benefits expense related to a reduction of the estimated health and medical insurance liability resulting from the Company's additional focus on these costs. The Company plans to continue making a significant investment in research and development in order to remain competitive and support revenue growth.

     The Company capitalizes software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. The Company amortizes such costs over the related product's estimated economic useful life, generally three years, beginning when a product becomes available for general release. Software amortization expense totaled $1.8 million and $953,000 for the quarters ended September 30, 2003 and 2002, respectively, and $4.0 million and $3.0 million during the nine months ended September 30, 2003 and 2002, respectively. Software development costs capitalized were $1.0 million and $1.5 million for the quarters ended September 30, 2003 and 2002, respectively, and $9.4 million and $3.0 million for the first nine months of 2003 and 2002, respectively.

     General and Administrative. General and administrative expenses for the quarter ended September 30, 2003 decreased 7% to $8.8 million from $9.4 million for the comparable prior year period. For the first nine months of 2003, general and administrative expenses increased 11.4% to $29.0 million from $26.1 million for the first nine months of 2002. As a percentage of net sales, general and administrative expenses decreased to 8.4% for the quarter ended September 30, 2003 from 9.8% for the third quarter of 2002. During the first nine months of 2003, general and administrative expenses as a percentage of sales increased to 9.6% from 9.1% in the comparable prior year period. The decrease in general and administrative expenses in absolute amounts and as a percentage of sales for the quarter ended September 30, 2003, from the comparable prior year period is attributable to decreased litigation costs of $860,000, associated with a legal action by the Company brought against The MathWorks, Inc. in 2001 to enforce the Company's intellectual property (See Note 9 - Litigation). The increase in general and administrative expenses for the nine month period ended September 30, 2003 from the comparable prior year period is primarily attributable to unfavorable foreign exchange rates, increased litigation costs and increased international personnel costs. The Company expects that general and administrative expenses in future periods will increase in absolute amounts and will fluctuate as a percentage of revenue.

     Interest Income, Net. Net interest income in the third quarter of 2003 decreased to $570,000 from $785,000 in the third quarter of 2002 and decreased to $1.9 million for the first nine months of 2003 from $2.4 million for the comparable 2002 period. The decrease in interest income for the quarter and nine months ended September 30, 2003 were due to lower yields on the Company's investments. The primary source of interest income is from the investment of the Company's cash.

     Net Foreign Exchange Gain (Loss). The Company experienced net foreign exchange losses of $209,000 in the third quarter of 2003 compared to losses of $612,000 in the third quarter of 2002. Net foreign exchange gains of $116,000 were recognized for the first nine months of 2003 compared to losses of $1.3 million for the first nine months of 2002. These results are attributable to movements between the U.S. dollar and the local currencies in countries in which the Company's sales subsidiaries are located. The Company recognizes the local currency as the functional currency of its international subsidiaries.

     The Company utilizes foreign currency forward contracts to hedge a majority of its foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. The Company typically limits the duration of its "receivables" foreign currency forward contracts to 90 days.

     The Company also utilizes foreign currency forward contracts and foreign currency purchased option contracts in order to reduce its exposure to fluctuations in future foreign currency cash flows. The Company purchases these contracts for up to 100% of its forecasted cash flows in selected currencies (primarily the euro, yen and pound sterling) and limits the duration of these contracts to 40 months. The foreign currency purchased option contracts are purchased "at-the-money" or "out-of-the-money." As a result, the Company's hedging activities only partially address its risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. The Company does not invest in contracts for speculative purposes. The Company's hedging strategy reduced the foreign exchange gains by $1.9 million during the quarter ended September 30, 2003, and reduced the foreign exchange gains by $7.1 million for the nine months ended September 30, 2003.

     Provision for Income Taxes. The provision for income taxes reflects an effective tax rate of 25% for the three and nine months ended September 30, 2003 and 28% for the three and nine months ended September 30, 2002. The decrease in the effective rate resulted from income tax benefits attributable to the extraterritorial income exclusion and a change in the distribution of income among taxing jurisdictions, particularly the impact of the Company's manufacturing facility in Hungary. The Company's effective tax rate is lower than the U.S. federal statutory rate of 35% primarily as a result of the extraterritorial income exclusion, tax-exempt interest and reduced tax rates in certain foreign jurisdictions.

Liquidity and Capital Resources

     The Company is currently financing its operations and capital expenditures through cash flow from operations. At September 30, 2003, the Company had working capital of approximately $235.1 million compared to $211.5 million at December 31, 2002. Net cash provided by operating activities for the nine months ended September 30, 2003 totaled $35.5 million.

     Accounts receivable increased to $68.3 million at September 30, 2003 from $63.0 million at December 31, 2002. Days sales outstanding increased to 60 at September 30, 2003 compared to 53 at September 30, 2002. Consolidated inventory balances decreased to $38.4 million at September 30, 2003 from $39.2 million at December 31, 2002. Inventory turns of 2.8 represent an increase from turns of
2.6 at September 30, 2002. Cash used in the first nine months of 2003 for the purchase of property and equipment totaled $12.9 million, for the capitalization of internally developed software costs totaled $9.4 million, acquisitions totaled $5.3 million and additions to other intangibles totaled $1.0 million.

     For the nine months ended September 30, 2003, cash provided by the issuance of common stock totaled $11.5 million, and cash used for payment of dividends totaled $2.6 million. The issuance of common stock was to employees under the Employee Stock Purchase and Stock Option Plans.

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances and internally generated funds. As of September 30, 2003, the Company had no debt outstanding. The Company believes that cash flow from operations, if any, existing cash balances and short-term investments will be sufficient to meet its cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months will depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth.

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

     The Company has no debt or off-balance sheet debt. As of September 30, 2003, the Company did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company were engaged in such relationships.

Market Risk

     The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

     Foreign Currency Hedging Activities. The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on the Company's earnings and cash flow. Accordingly, the Company utilizes purchased foreign currency option contracts and forward contracts to hedge its exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. The Company monitors its foreign exchange exposures regularly to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position. Based on the foreign exchange instruments outstanding at September 30, 2003, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate fair market value of all instruments outstanding of approximately $13.0 million. However, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, management believes that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure.

     Short-term Investments. The fair value of the Company's investments in marketable securities at September 30, 2003 was $138.2 million. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies the marketable securities portfolio by investing in multiple types of investment-grade securities. The Company's investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on the Company's investment portfolio and interest rates at September 30, 2003, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $700,000, respectively, in the fair value of the investment portfolio. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

Recently Issued Accounting Pronouncement

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 did not have a material effect on the Company's financial position or results of operations as the Company has no debt.

Factors Affecting the Company's Business and Prospects

     U.S./Global Economic Slowdown. As occurred in 2001 and 2002, the markets in which the Company does business could again experience the negative effects of a slowdown in the U.S., and/or Global economies. Additionally, the Company could be impacted by the effects of any recurrence of the SARS virus, either through increased difficulty or costs of the export of products into affected regions, the import of components used in our products from affected regions, and/or the effects the virus or costs to contain the virus have on the economy in regions in which the Company does business, particularly Asia, which has been the highest growth region of the Company over the past two years. The worsening of the U.S. or Global economies could result in reduced purchasing and capital spending in any of the markets served by the Company which could have a material adverse effect on the Company's operating results.

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

     In recent years, with the exception of 2001, the Company's revenues have been characterized by seasonality, with revenues typically being relatively constant in the first, second and third quarters, growing in the fourth quarter and being relatively flat or declining from the fourth quarter of the year to the first quarter of the following year. The Company believes the seasonality of its revenue results from the international mix of its revenue and the variability of the budgeting and purchasing cycles of its customers throughout each international region. In addition, total operating expenses have in the past tended to be higher in the second and third quarters of each year, due to recruiting and increased intern personnel expenses.

     New Product Introductions and Market Acceptance. The market for the Company's products is characterized by rapid technological change, evolving industry standards, changes in customer needs and frequent new product introductions, and is therefore highly dependent upon timely product innovation. The Company's success is dependent on its ability to successfully develop and introduce new and enhanced products on a timely basis to replace declining revenues from older products, and on increasing penetration in domestic and international markets. In the past, the Company has experienced significant delays between the announcement and the commercial availability of new products. Any significant delay in releasing new products could have a material adverse effect on the ultimate success of a product and other related products and could impede continued sales of predecessor products, any of which could have a material adverse effect on the Company's operating results. There can be no assurance that the Company will be able to introduce new products in accordance with announced release dates, that new products will achieve market acceptance or that any such acceptance will be sustained for any significant period. Failure of new products to achieve or sustain market acceptance could have a material adverse effect on the Company's operating results. Moreover, there can be no assurance that the Company's international sales will continue at existing levels or grow in accordance with the Company's efforts to increase foreign market penetration.

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

     During the quarter ended September 30, 2003, the Company successfully upgraded its Americas business applications suite to Oracle's latest web-based release, 11i. However, there can be no assurance that the Company will not experience difficulties with the new system. Difficulties with the system may interrupt normal Company operations, including the ability to: provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. Any disruptions of the system may have a material adverse effect on the Company's operating results.

     Risks Associated with International Operations and Foreign Economies. International sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. The Company must also comply with various import and export regulations. Failure to comply with these regulations could result in fines and/or termination of import and export privileges, which could have a material adverse effect on the Company's operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by the Company's international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Between the third quarter of 2002 and the third quarter of 2003, net of hedging results, the change in exchange rates had the effect of increasing the Company's consolidated sales by 2% as compared to the third quarter of 2002. Since most of the Company's international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing operating expenses by $1.5 million for the quarter ended September 30, 2003, as compared to the comparable prior year period. If the U.S. dollar weakens in the future, it could result in the Company having to reduce prices locally in order for its products to remain competitive in the local marketplace. If the U.S. dollar strengthens in the future, it could have a materially adverse effect on the Company's operating results.

     Expansion of Manufacturing Capacity. During 2001, the Company completed construction of a second manufacturing facility. This facility is located in Hungary and became operational in the fourth quarter of 2001. This facility sources a significant portion of the Company's sales. Currently the Company is continuing to develop and implement information systems to support its operation. This facility and its operation are also subject to risks associated with a new manufacturing facility and with doing business internationally, including difficulty in managing manufacturing operations in a foreign country, difficulty in achieving or maintaining product quality, interruption to transportation flows for delivery of components to us and finished goods to our customers, and changes in the country's political or economic conditions. No assurance can be given that the Company's efforts will be successful. Accordingly, failure to deal with these factors could result in interruption in the facility's operation or delays in expanding its capacity, either of which could have a material adverse effect on the Company's operating results.

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

     Stock-based  Compensation  Plans.  The Company  has two active  stock-based compensation plans and one inactive plan. The two active stock-based compensation plans are the 1994 Incentive Stock Option Plan and the Employee Stock Purchase Plan. The Company currently adheres to the disclosure only provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and as such, no compensation cost has been recognized in the Company's financial statements for the stock option plan and the stock purchase plan. The Company is currently monitoring the recent discussions related to possible new regulations regarding the accounting treatment for stock options. The Company will comply with any changes in the accounting of stock options required by the FASB. If the fair value based method of accounting for stock options established under SFAS No. 123 were adopted effective January 1, 2003 under the prospective method, the Company estimates it would have recognized stock option expense of approximately $261,000 and $462,000 for the quarter and nine month periods ended September 30, 2003, respectively. The impact of the adoption of the fair value based method of accounting for stock options established under SFAS No. 123 effective January 1, 2003 under the retroactive restatement method is reflected in Note 5 - Stock Based Compensation Plans.

     Proprietary Rights and Intellectual Property Litigation. The Company's success depends in part on its ability to obtain and maintain patents and other proprietary rights relative to the technologies used in its principal products. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may have in the past infringed or violated certain of the Company's intellectual property rights. The Company may from time to time engage in litigation to protect its intellectual property rights. In monitoring and policing its intellectual property rights, the Company may be required to spend significant resources. Additionally, as is typical in the industry, the Company from time to time may be notified that it is infringing certain patent or intellectual property rights of others. There can be no assurance that intellectual property litigation initiated in the future will not cause significant litigation expense, liability and a diversion of management's attention which may have a material adverse effect on the Company's operating results.

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

Item 4.  Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer, based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2003, have concluded that the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. During the three months ended September 30, 2003, there were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

As reported in the two previous Form 10Q's of 2003, the Company has filed two complaints against The MathWorks, Inc. ("Defendant") for patent infringement. In both complaints, the Company claimed the Defendant infringes certain of its U.S. patents and the Defendant challenged the validity and enforceability of those patents and asserts that it does not infringe the claims of those patents.

The first complaint was filed on January 25, 2001 in the U.S. District Court, Eastern District of Texas (Marshall Division). On January 30, 2003, the jury found infringement by the Defendant of three of the patents involved and awarded the Company specified damages. On June 23, 2003, the Court entered final judgement in favor of the Company in an amount of approximately $4 million dollars and entered an injunction against Defendant's sale of its Simulink and related products. The Court stayed the injunction pending appeal of the case and required the Defendant to pay a specified royalty on its U.S. sales of the same products during the pendency of appeal. On July 22, 2003, Defendant filed its Notice of Appeal and the case is currently pending on appeal before the U.S. Court of Appeals for the Federal Circuit. The final judgement has not been recorded in the financial statements of the Company pending the disposition of the appeal.

The second complaint was filed October 21, 2002, also in the U.S. District Court, Eastern District of Texas (Marshall Division) and on August 27, 2003, the complaint was dismissed by agreement of the parties.

On January 15, 2003, SoftWIRE Technology, LLC ("SoftWIRE") and Measurement Computing Corporation ("MCC") filed a complaint against the Company in the U.S. District Court for the District of Massachusetts asking the court to declare that SoftWIRE does not infringe certain of the Company's U.S. patents and that such patents are invalid and unenforceable. On February 21, 2003, the Company filed a complaint against SoftWIRE and MCC in the U.S. District Court, Eastern District of Texas (Marshall Division) claiming that both SoftWIRE and MCC infringe the same and certain other of the Company's U.S. patents. SoftWIRE and MCC challenge the validity and enforceability of these patents and assert that they do not infringe any of these patents. In the Eastern District action, the Company seeks monetary damages and injunction of the sale of certain products of SoftWIRE and MCC as well as attorney's fees and costs. By order of the Court, the Eastern District action was transferred to the U.S. District Court for the District of Massachusetts on May 9, 2003, and the parties are seeking to consolidate this action with the previously-filed SoftWIRE action. On June 12, 2003, SoftWIRE moved for leave to amend its complaint in order to allege that the Company infringes two U.S. patents that SoftWIRE acquired by purchase on May 23, 2003. MCC joined SoftWIRE's motion to amend. With respect to the two U.S. patents that SoftWIRE acquired, SoftWIRE seeks monetary damages and injunction of the sale of certain products of the Company as well as attorney's fees and costs. The Company opposes SoftWIRE's and MCC's motion for leave to amend. The motion is currently pending before the Court. Should the Court permit amendment to allow assertion of SoftWIRE's patents, the Company is prepared to vigorously defend against SoftWIRE's claims and challenges the validity, enforceability and alleged infringement of those patents.

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

     10.1* Form of Indemnification Agreement.

     10.2* 1994 Incentive Plan.**

     10.3* 1994 Employee Stock Purchase Plan.**

     10.4 Agreement regarding Terms of Employment incorporated by reference from Exhibit 10.4 of the Company's 10-K filed January 28, 2003.**

     31.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C.
           Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2  Certification of Chief Financial Officer Pursuant to 18 U.S.C.
           Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           * Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.

          **  Management Contract or Compensatory Plan or Arrangement.

(b) Reports on Form 8-K.

     On July 23, 2003, the Company filed aForm 8-K reporting on the same date under Item 7 "Financial Statements and Exhibits" and Item 9 "Regulation FD Disclosure" the Company's press release related to its financial results.

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


                                    NATIONAL INSTRUMENTS CORPORATION
                                    Registrant




                                BY: /s/ Alex Davern
                                    Alex Davern
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)




Dated: October 24, 2003

                        NATIONAL INSTRUMENTS CORPORATION

                                INDEX TO EXHIBITS



      Exhibit No.                   Description                     Page
      -----------                   -----------                     ----

         31.1           Certification of Chief Executive             24
                         Officer Pursuant to 18 U.S.C. Section
                         1350, as Adopted Pursuant to Section
                         302 of the Sarbanes-Oxley Act of 2002.

         31.2           Certification of Chief Financial             25
                         Officer Pursuant to 18 U.S.C. Section
                         1350, as Adopted Pursuant to Section
                         302 of the Sarbanes-Oxley Act of 2002.

         32.1           Certification of Chief Executive             26
                         Officer and Chief Financial Officer
                         Pursuant to 18 U.S.C. Section 1350,
                         as Adopted Pursuant to Section 906 of
                         the Sarbanes-Oxley Act of 2002.