Form 10-K
period 2003-12-31
NATIONAL INSTRUMENTS CORP /DE/
filed 2004-01-27
CIK 935494

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended: December 31, 2003

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [_]

     The aggregate market value of voting stock held by non-affiliates of the registrant at the close of business on June 30, 2003, was $37.85 based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant as of December 31, 2003 have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     At the close of business on January 23, 2004, registrant had outstanding 52,232,082 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 11, 2004 (the "Proxy Statement").

================================================================================

                                     PART I


     This Form 10-K  contains  certain  forward-looking  statements  within  the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, including statements regarding our strategy, products, product development efforts and financial performance, are subject to risks and uncertainties. We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under the heading "Factors affecting the Company's Business and Prospects" beginning on page 19, and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.


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

     The Company is based in Austin, Texas and was incorporated under the laws of the State of Texas in May 1976 and was reincorporated in Delaware in June 1994. On March 13, 1995, the Company completed an initial public offering of shares of its Common Stock. The Company's Common Stock, $0.01 par value, is quoted on the Nasdaq National Market under the trading symbol NATI.

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

Industry Background

     Engineers and scientists have long used instruments to observe, better understand and manage the real-world phenomena, events and processes related to their industries or areas of expertise. Instruments measure and control electrical signals, such as voltage, current and power, as well as physical phenomena, such as temperature, pressure, speed, flow, volume, torque and vibration. Common general-purpose instruments include voltmeters, signal generators, oscilloscopes, dataloggers, spectrum analyzers, cameras, and temperature and pressure monitors and controllers. Some traditional instruments are also highly application specific, designed to measure specific signals for particular vertical industries or applications. Instruments used for industrial automation applications include data loggers, strip chart recorders, programmable logic controllers (PLCs), and proprietary turn-key devices and/or systems designed to automate specific vertical applications.

     Instrument applications can be generally categorized as either T&M or IA. T&M applications generally involve testing during the research, design, manufacture and service of a wide variety of products. IA applications generally involve automating the machinery and processes used in the production and distribution of a wide variety of products and materials.

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

The Company's Approach to Measurement and Automation

     A virtual instrument is a user-defined measurement and automation system that consists of an industry standard computer (which may be a mainstream general-purpose computer, workstation, handheld PDA device, or a version of an industry standard computer, workstation, or handheld PDA that is specially designed and packaged for harsh industrial or embedded environments) equipped with the Company's user-friendly application software, cost-effective hardware and driver software. Virtual instrumentation represents a fundamental shift from traditional hardware-centered instrumentation systems to software-centered systems that exploit the computational, display, productivity and connectivity capabilities of computers, networks and the Internet. Because virtual instruments exploit these computation, connectivity, and display capabilities, users can define and change the functionality of their instruments, rather than being restricted by fixed-functions imposed by traditional instrument and automation vendors. The Company's products empower users to monitor and control traditional instruments, create innovative computer-based systems that can replace traditional instruments at a lower cost, and develop systems that integrate measurement functionality together with industrial automation capabilities. The Company believes that giving users flexibility to create their own user-defined virtual instruments for an increasing number of applications in a wide variety of industries, and letting users leverage the latest technologies from computers, networking and communications shortens system development time and reduces both short- and long-term costs of developing, owning and operating measurement and automation systems, and improves the efficiency and precision of applications spanning research, design, production and service.

     Compared with traditional solutions,  the Company believes its products and
computer-based,   virtual   instrumentation   approach   provide  the  following
significant customer benefits:

     Performance, Ease-of-Use and Efficiency

     The Company's virtual instrument application software brings the power and ease-of-use of computers, PDAs, networks and the Internet to instrumentation. With features such as graphical programming, automatic code generation capabilities, graphical tools libraries, ready-to-use example programs, libraries of specific instrumentation functions, and the ability to deploy their applications on a range of platforms, users can quickly build a virtual instrument system that meets their individual application needs. In addition, the continuous improvement in performance of PC and networking technologies, which are the core platform for the Company's approach, result in direct performance benefits for virtual instrument users in the form of faster execution for software-based measurement and automation applications, resulting in shorter test times, faster automation, and higher manufacturing throughput.

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

     Lower Total Solution Cost

     The   Company    believes   that   its   products   and   solutions   offer
price/performance advantages over traditional instrumentation. Virtual instrumentation provides users the ability to utilize industry standard computers and workstations, portable PDAs and other handheld devices, as well as ruggedized industrial computers equipped with modular and reusable application software, cost-effective hardware and driver software that together perform the instrumentation functions that would otherwise be performed by costly, proprietary instrumentation systems. In addition, virtual instrumentation gives users the flexibility and portability to adapt to changing needs, whereas traditional closed systems are both expensive and time consuming to adapt, if adaptable at all.

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

     Provide Worldwide Marketing and Distribution. The Company uses multiple coordinated distribution channels in its major world markets. The Company devotes significant resources to direct sales activities in the United States and in key international markets. In addition to its direct sales channel, the Company's other distribution channels include distributors, OEMs, VARs, systems integrators and consultants. By using this broad range of channels, the Company seeks to develop and maintain relations with its customers and prospects and to provide the levels of support, training and education required by the market. The Company intends to expand each of these distribution networks to take advantage of market opportunities.

     Acquire New Technologies. The Company has in the past acquired companies, products, and technologies to augment its product offerings, and intends to continue to seek opportunities to satisfy customer needs and build market penetration through acquisitions in the future. In connection with these acquisitions, the Company has leveraged its established sales channels in an effort to accelerate the delivery of the acquired products to the market.

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

     Provide Global Customer Support and Education. The Company's sales and marketing engineers have the technical expertise necessary to understand customers' application needs and work with them to identify cost-effective solutions using the virtual instrumentation approach. The Company also offers comprehensive customer support, including technical support via the ni.com Web site, electronic mail, fax and telephone, newsletters, warranty service and repair, upgrade programs, free and paid seminars, and technical classes. Through the Company's ni.com Web site, customers have access to a growing range of support options to solve their own problems directly over the Web, including software downloads, upgrades and bug fixes, automated product configuration tools, knowledge databases of common questions and answers, online seminars, live product demonstrations and discussion forums.

     Deliver Long-Term Compatibility. The Company emphasizes consistency in the implementation of its products across different platforms and strives to maintain a high degree of backward compatibility between existing and new products, engendering a high degree of customer loyalty.

     Leverage External and Internal Technology

     Leverage Generally Available Technology. The Company leverages the research and development efforts of vendors of personal computers, workstations, PDAs and other handheld devices, operating systems, programming languages and software development tools, and their suppliers. In addition, the Company leverages the research and development efforts of semiconductor vendors by using analog-to-digital converters and other chipsets that are used in a wide variety of high-volume consumer electronics products as components on many of the Company's own measurement and automation hardware products. By integrating Web, networking and communications capabilities directly in its software and hardware products, the Company's products allow users to easily distribute measurement and automation capabilities throughout factories and around the world, easily integrate measurement and automation data throughout their organization and across the enterprise and achieve advanced solutions at a lower development cost.

     Support Open Architecture on Multiple Platforms. The Company approaches the market with an open architecture so users have the flexibility to combine the Company's products with those from instrument suppliers, computer vendors and competitors.

     Leverage Core Technologies. The Company designs proprietary Application Specific Integrated Circuits ("ASICs") to optimize performance and reduce production costs. The Company utilizes these ASICs and its other internally developed hardware and software components in multiple products to achieve consistency and compatibility between products.

Products and Technology

     The Company offers an extensive line of measurement and automation products. The Company's products consist of application software, and hardware components together with related driver software. The Company's products are designed to work either in an integrated solution or separately; however, customers generally purchase software and hardware together. The Company believes that the flexibility, functionality and ease of use of its application software promotes sales of the Company's other software and hardware products.

     Application Software

     The Company believes that application software is playing an increasingly important role in the development of computer-based instruments and systems in measurement and automation applications. The Company's application software products leverage the increasing capability of computers, networks and the Internet for data analysis, connectivity and presentation power to bring increasing efficiency and precision to measurement and automation applications. The Company's application software products include LabVIEW, LabVIEW Real-Time, LabVIEW FPGA, Measurement Studio, LabWindows/CVI, DIAdem, TestStand, and MATRIXx. The Company's application software products are integrated with the Company's hardware/driver software.

     The  Company   offers  a  variety  of  software   products  for  developing
measurement and automation applications to meet the different programming and computer preferences of its customers. LabVIEW, LabWindows/CVI, and Measurement Studio are programming environments with which users can develop graphical user interfaces ("GUIs"), control instruments, and acquire, analyze and present data. With these software products, users can design custom virtual instruments by creating a GUI on the computer screen through which they operate the actual program and control selected hardware. Users can customize front panels with knobs, buttons, dials and graphs to emulate control panels of instruments or add custom graphics to visually represent the control and operation of processes. LabVIEW, LabWindows/CVI and Measurement Studio also have ready-to-use libraries for controlling thousands of programmable instruments, including the Company's hardware products, as well as traditional serial, GPIB and VXI measurement and automation devices from other vendors.

     The principal difference between LabVIEW, LabWindows/CVI, and Measurement Studio is in the way users develop programs. With LabVIEW, users program graphically, developing application programs by connecting icons to create
"block diagrams" which are natural design notations for scientists and engineers. With LabVIEW Real-Time, the user's application program can be easily configured to execute using a real-time operating system kernel instead of the Windows operating system, which allows users to easily build virtual instrument solutions for mission-critical applications that require highly reliable operation. In addition, with LabVIEW Real-Time, users can easily configure their programs to execute remotely on embedded processors inside PXI systems, on embedded processors inside Fieldpoint distributed I/O systems, or on processors embedded on plug-in PC data acquisition boards. With LabVIEW FPGA, the user's application can be configured to execute directly in silicon via a Field Programmable Gate Array (FPGA) residing on one of the Company's reconfigurable I/O hardware products. LabVIEW FPGA allows users to easily build their own highly specialized, custom hardware devices for ultra high-performance requirements or for unique or proprietary measurement or control protocols. With LabWindows/CVI, users program using the conventional, text-based language of C. Measurement Studio consists of measurement and automation add-on libraries and additional tools for programmers that use Microsoft's Visual Basic, Visual C++, Visual C#, and Visual Studio.NET development environments.

     The Company also offers a software product called TestStand targeted for T&M applications in a manufacturing environment. TestStand is a test management environment for organizing, controlling, and running automated production test systems on the factory floor. It also generates customized test reports and integrates product and test data across the customers' enterprise and across the Internet. TestStand manages tests that are written in LabVIEW, LabWindows/CVI, Measurement Studio, C and C++, and Visual Basic, so test engineers can easily share and re-use test code throughout their organization and from one product to the next. TestStand is a key element of the Company's strategy to broaden the reach of its application software products across the corporate enterprise.

     Hardware Products and Related Driver Software

     The Company's hardware and related driver software products include data acquisition ("DAQ"), PXI, image acquisition, motion control, FieldPoint Distributed I/O and Embedded Control Hardware/Software, industrial communications interfaces, GPIB interfaces, and VXI Controllers. The high level of integration between the Company's products provides users with the flexibility to mix and match hardware components when developing custom virtual instrumentation systems.

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

     PXI Modular Instrumentation. The Company's PXI modular instrument platform, which was introduced in 1997, is a desktop PC packaged in a small, rugged form factor with expansion slots and instrumentation extensions. It combines mainstream PC software and PCI hardware with advanced instrumentation capabilities. In essence, PXI is an instrumentation PC with several expansion slots to enable the company to pursue complete system-level opportunities and deliver a much higher percentage of the overall system content using the company's own products. The Company continues to expand its PXI product offerings with new modules, which address a wide variety of measurement and automation applications. PXI also continues to gain acceptance, with endorsements from over 50 suppliers.

     Machine Vision/Image Acquisition. In 1996, the Company introduced its first image acquisition hardware which provides users with a cost-effective solution to integrate vision into their measurement and automation applications. The Company's vision software is designed to work with many different software environments, including LabVIEW, LabWindows/CVI, Visual Basic, C, and Measurement Studio. In 2002, the Company expanded its software offering with new easy-to-use menu driven machine vision software that can run as a stand-alone vision system. The new software can also generate LabVIEW code. In 2003, the Company introduced its new Vision Builder software for automated inspection and its new Compact Vision System, which is a small, ruggedized, industrial vision system that can connect up to three IEEE-1394 cameras and that is easily programmed using Vision Builder.

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

     FieldPoint Distributed I/O and Embedded Control Hardware/Software. FieldPoint is an intelligent, distributed, and modular I/O system, first introduced by the Company in 1997, that gives industrial system developers an economical solution for distributed data acquisition, monitoring and control applications. Suitable for direct connection to industrial signals, FieldPoint includes a wide array of rugged and isolated analog and digital I/O modules, terminal base options, and network modules. FieldPoint software provides seamless integration into the LabVIEW Real-Time, driver libraries for support under LabVIEW, LabWindows/CVI, Measurement Studio and other industrial automation software packages. With LabVIEW Real-Time users can download their LabVIEW code and easily create networked systems of intelligent, real-time nodes for embedded measurement and control. In late 2002, the Company launched Compact FieldPoint, a new intelligent distributed I/O product line with 23 new measurement and automation modules. Compact FieldPoint is also an execution target for LabVIEW Real-Time, and its smaller size and even more rugged form factor further extends NI's hardware and LabVIEW Real-Time into new industrial control, process monitoring, and embedded machine applications that require intelligent I/O products with a small form factor, a wide operating temperature, and resistance to shock and vibration.

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

     GPIB Interfaces/Driver Software. The Company began selling GPIB products in 1977 and is a leading supplier of GPIB interface boards and driver software to control traditional GPIB instruments. These traditional instruments are manufactured by a variety of third-party vendors and are used primarily in T&M applications. The Company's diverse portfolio of hardware and software products for GPIB instrument control is available for a wide range of computers. The Company's GPIB product line also includes products for portable computers such as a PCMCIA-GPIB interface card, and products for controlling GPIB instruments using the computer's standard parallel, USB, IEEE 1394 (Firewire), Ethernet, and serial ports.

     VXI Controllers//Driver Software. The Company is a leading supplier of VXI computer controller hardware and the accompanying NI-VXI and NI-VISA driver software. The Company also offers LabVIEW, LabWindows/CVI, Measurement Studio and TestStand software products for VXI systems.

     Customer Training Courses

     The Company offers fee-based training classes and self-paced course kits for many of its software and hardware products. On-site courses are quoted per customer requests. The Company also offers programs to certify programmers and instructors for its products.

Markets and Applications

     The Company's products are used across many industries in a variety of applications from research and development to simulation and modeling to product design and validation to production testing and industrial control to field and factory service and repair. The following industries and applications are served worldwide by the Company: advanced research, automotive, commercial aerospace, computers and electronics, continuous process manufacturing, education, government/defense, medical research/pharmaceutical, power/energy, semiconductors, automated test equipment, telecommunications and others.

Customers

     The Company has a broad customer base, with no customer accounting for more than 3% of the Company's sales in 2003, 2002, or 2001.

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

Sales and Distribution

     The Company distributes its software and hardware products primarily through a direct sales organization. The Company also uses independent distributors, OEMs, VARs, system integrators and consultants to market its products. The Company has sales offices in the United States and sales offices and distributors in key international markets. Sales outside of North America accounted for approximately 53%, 50%, and 49% of the Company's revenues in 2003, 2002, and 2001, respectively. The Company expects that a significant portion of its total revenues will continue to be derived from international sales. See
Note 11 of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of the Company's net sales, operating income and identifiable assets.

     The Company believes the ability to provide comprehensive service and support to its customers is an important factor in its business. The Company permits customers to return products within 30 days from receipt for a refund of the purchase price less a restocking charge, and generally provides a two-year warranty on GPIB hardware products, a one-year warranty on other hardware products, and a 90-day warranty on cables and software (medium only). Customers may also purchase a one-year extended warranty on hardward products. Historically, warranty costs have not been material.

     The Company's foreign operations are subject to certain risks set forth on page 21 under "Risks Associated with International Operations and Foreign Economies."

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

     The Company believes its ability to compete successfully depends on a number of factors both within and outside its control, including: product pricing, quality and performance; success in developing new products; adequate manufacturing capacity and supply of components and materials; efficiency of manufacturing operations; effectiveness of sales and marketing resources and strategies; success in leveraging the Web; strategic relationships with other suppliers; timing of new product introductions by the Company or its competitors; protection of the Company's products by effective use of intellectual property laws; general market and economic conditions; and events related to severe weather, natural disasters and government actions throughout the world. Although the Company operates in a highly competitive market, it believes it competes favorably with respect to these factors of competition. There can be no assurance that the Company will be able to compete successfully in the future.

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

     As of December 31, 2003, the Company employed 852 people in product research and development. The Company's research and development expenses were $70.9 million, $64.0 million, and $60.7 million for 2003, 2002, and 2001, respectively.

Intellectual Property

     The Company relies on a combination of patent, trade secret, copyright and trademark law, contracts and technical measures to establish and protect its proprietary rights in its products. As of December 31, 2003, the Company held 202 United States patents (198 utility patents and 4 design patents) and 33 patents in foreign countries (30 patents registered in Europe in various countries; 1 patent in Canada; and 2 patents in Japan), and had 265 patent applications pending in the United States and foreign countries. 46 of such issued United States patents are software patents related to LabVIEW, and cover fundamental aspects of the graphical programming approach used in LabVIEW. The Company's patents expire from 2007 to 2021. No assurance can be given that the Company's pending patent applications will result in the issuance of patents. The Company also owns certain registered trademarks in the United States and abroad.

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

     The Company obtains most of its electronic components from suppliers located principally in the United States and Asia. Some of the components purchased by the Company, including ASICs, are sole-sourced. Any disruption of the Company's supply of sole or limited source components, whether resulting from business demand, quality, production or delivery problems, could adversely affect the Company's ability to manufacture its products, which could in turn adversely affect the Company's business and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Backlog

     The Company typically ships products shortly following the receipt of an order. Accordingly, the Company's backlog typically represents less than 10 days sales. Backlog should not be viewed as an indicator of future sales.

Employees

     As of December 31, 2003, the Company had 3,078 employees, including 852 in research and development, 1,406 in sales and marketing and customer support, 466 in manufacturing and 354 in administration and finance. None of the Company's employees are represented by a labor union and the Company has never experienced a work stoppage. The Company considers its employee relations to be good. For five consecutive years, 1999, 2000, 2001, 2002, and 2003, the Company has been named among the 100 Best Companies to Work for in America according to FORTUNE magazine.


ITEM 2. PROPERTIES


     The Company's principal activities are conducted at three Company-owned buildings in Austin, Texas. The Company owns approximately 69 acres of land in north Austin, Texas, on which are a 232,000 square foot office facility, a 140,000 square foot manufacturing and office facility, and a 380,000 square foot research and development facility. The Company also owns a 136,000 square foot office building in Austin, Texas which is being leased to a third-party. The Company also owns a 148,000 square foot manufacturing facility in Debrecen, Hungary. The Company's German subsidiary, National Instruments Engineering GmbH & Co. KG, owns a 25,500 square foot office building in Aachen, Germany in which a majority of its activities are conducted. National Instruments Engineering also owns another 19,375 square foot office building, which is partially leased to BMS Modern Games and Klocke Nanotech.


     As of December 31, 2003, the Company also leased a number of sales and support offices in the United States and overseas. The Company's facilities are currently utilized below design maximum capacity to allow for headcount growth and design/construction cycles. The Company believes existing facilities are adequate to meet its current requirements.


ITEM 3. LEGAL PROCEEDINGS


     The Company has filed two complaints against The MathWorks, Inc. ("Defendant") for patent infringement. In both complaints, the Company claimed the Defendant infringes certain of its U.S. patents and the Defendant challenged the validity and enforceability of those patents and asserts that it does not infringe the claims of those patents.

     The first complaint was filed on January 25, 2001 in the U.S. District Court, Eastern District of Texas (Marshall Division). On January 30, 2003, the jury found infringement by the Defendant of three of the patents involved and awarded the Company specified damages. On June 23, 2003, the Court entered final judgment in favor of the Company in an amount of approximately $4 million and entered an injunction against Defendant's sale of its Simulink and related products. The Court stayed the injunction pending appeal of the case and required the Defendant to pay a specified royalty on its U.S. sales of the same products during the pendency of appeal. The initial judgement and the royalties on the sales of infringing products through December 31, 2003, total $4.9 million and are escrowed. On July 22, 2003, Defendant filed its Notice of Appeal and the case is currently pending on appeal before the U.S. Court of Appeals for the Federal Circuit. The final judgment has not been recorded in the financial statements of the Company pending the disposition of the appeal.

     The second complaint was filed October 21, 2002, also in the U.S. District Court, Eastern District of Texas (Marshall Division) and on August 27, 2003, the complaint was dismissed by agreement of the parties.

     On January 15, 2003, SoftWIRE Technology, LLC ("SoftWIRE") and Measurement Computing Corporation ("MCC") filed a complaint against the Company in the U.S. District Court for the District of Massachusetts asking the court to declare that SoftWIRE does not infringe certain of the Company's U.S. patents and that such patents are invalid and unenforceable. On February 21, 2003, the Company filed a complaint against SoftWIRE and MCC in the U.S. District Court, Eastern District of Texas (Marshall Division) claiming that both SoftWIRE and MCC infringe the same and certain other of the Company's U.S. patents. SoftWIRE and MCC challenge the validity and enforceability of these patents and assert that they do not infringe any of these patents. In the Eastern District action, the Company seeks monetary damages and injunction of the sale of certain products of SoftWIRE and MCC as well as attorney's fees and costs. By order of the Court, the Eastern District action was transferred to the U.S. District Court for the District of Massachusetts on May 9, 2003, and has been consolidated with the previously-filed SoftWIRE action, which also includes counterclaims by the Company that are the same in substance as the Company's claims in the Eastern District action. On June 12, 2003, SoftWIRE moved for leave to amend its complaint in order to allege that the Company infringes two U.S. patents that SoftWIRE acquired by purchase on May 23, 2003. On November 5, 2003, the Court granted SoftWIRE's motion to amend, thereby adding SoftWIRE's two patents to the litigation. With respect to those two SoftWIRE patents, SoftWIRE seeks monetary damages and injunction of the sale of certain products of the Company as well as attorney's fees and costs. The Company challenges the validity, enforceability and alleged infringement of those patents and intends to vigorously defend against SoftWIRE's claims. Discovery in the litigation is underway. During the fourth quarter of 2003, the Company accrued $3.8 million related to its probable loss from this contingency, which consists solely of anticipated patent defense costs that are probable of being incurred. However, the outcome of any litigation is inherently uncertain and there can be no assurance as to the ultimate outcome of this matter or any other litigation. The Company did not make any charges against this accrual during calendar 2003.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II


ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

     The Company's Common Stock, $0.01 par value, began trading on the Nasdaq National Market under the symbol NATI effective March 13, 1995. Prior to that date, there was no public market for the Common Stock. The high and low closing prices for the Common Stock, as reported by Nasdaq for the two most recent fiscal years, are as indicated in the following table.

                                                                 High    Low
       2003
       First Quarter 2003...................................... $37.01 $31.81
       Second Quarter 2003.....................................  39.15  29.36
       Third Quarter 2003......................................  43.78  35.60
       Fourth Quarter 2003.....................................  46.93  39.94

                                                                 High    Low
       2002
       First Quarter 2002...................................... $42.62 $34.12
       Second Quarter 2002.....................................  41.75  30.21
       Third Quarter 2002......................................  31.50  21.56
       Fourth Quarter 2002.....................................  36.46  20.00

     At the close of business on January 20, 2004, there were approximately 600 holders of record of the Common Stock and approximately 13,000 shareholders of beneficial interest.

     The Company believes factors such as quarterly fluctuations in results of operations, announcements by the Company or its competitors, technological innovations, new product introductions, governmental regulations, litigation, changes in earnings estimates by analysts or changes in the Company's financial guidance may cause the market price of the Common Stock to fluctuate, perhaps substantially. In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to their operating results. These broad market and industry fluctuations may adversely affect the market price of the Company's Common Stock.

     The Company paid cash dividends of $0.05 per share each on August 29, 2003 and November 24, 2003. Prior to this, the Company had not paid any cash dividends on its Common Stock.

     On October 24, 2003, the Company issued an aggregate of 24,000 shares of its common stock (together with cash) in connection with its acquisition of the outstanding shares of a privately held company. The shares were issued to the shareholders of the acquired company pursuant to Section 4(2) under the Securities Act of 1933 based on representations and warranties obtained from the persons to whom the shares were issued.

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

                                                                   Years Ended December 31,
                                                     2003        2002        2001        2000        1999
                                                  ----------  ----------  ----------  ----------  ----------
Statements of Income Data:
Net sales:
  North America.................................. $ 200,210   $ 195,770   $ 195,842   $ 215,960   $ 175,873
  Europe.........................................   137,761     122,800     128,523     133,799     108,801
  Asia Pacific...................................    87,921      72,220      60,910      60,390      44,909
                                                  ----------  ----------  ----------  ----------  ----------
  Consolidated net sales.........................   425,892     390,790     385,275     410,149     329,583
Cost of sales....................................   111,672     105,086     101,297      98,326      76,040
                                                  ----------  ----------  ----------  ----------  ----------
  Gross profit...................................   314,220     285,704     283,978     311,823     253,543
                                                  ----------  ----------  ----------  ----------  ----------
Operating expenses:
  Sales and marketing............................   160,478     145,671     145,555     147,377     120,886
  Research and development.......................    70,896      63,964      60,745      55,954      45,531
  General and administrative.....................    42,497      35,714      29,234      32,077      24,258
                                                  ----------  ----------  ----------  ----------  ----------
   Total operating expenses......................   273,871     245,349     235,534     235,408     190,675
                                                  ----------  ----------  ----------  ----------  ----------
   Operating income..............................    40,349      40,355      48,444      76,415      62,868
Other income (expense):
  Interest income................................     2,511       3,295       5,837       6,390       4,759
  Interest expense...............................       (62)       (128)        (26)       (533)       (404)
  Net foreign exchange gain (loss) and other.....     1,693          96        (722)     (1,159)        130
                                                  ----------  ----------  ----------  ----------  ----------
Income before income taxes and cumulative effect
of accounting change.............................    44,491      43,618      53,533      81,113      67,353
Provision for income taxes.......................    11,123      12,213      17,131      25,956      21,553
                                                  ----------  ----------  ----------  ----------  ----------
Income before cumulative effect of accounting
change...........................................    33,368      31,405      36,402      55,157      45,800
Cumulative effect of accounting change, net of
tax..............................................        --          --          --          --        (552)
                                                  ----------  ----------  ----------  ----------  ----------
    Net income................................... $  33,368   $  31,405   $  36,402   $  55,157   $  45,248
                                                  ==========  ==========  ==========  ==========  ==========
Basic earnings per share:
  Income before cumulative effect of accounting
change........................................... $    0.65   $    0.61   $    0.72   $    1.10   $    0.92
  Cumulative effect of accounting change, net of
tax..............................................        --          --          --          --       (0.01)
                                                  ----------  ----------  ----------  ----------  ----------
  Basic earnings per share....................... $    0.65   $    0.61   $    0.72   $    1.10   $    0.91
                                                  ==========  ==========  ==========  ==========  ==========
Diluted earnings per share:
  Income before cumulative effect of accounting
change........................................... $    0.62   $    0.59   $    0.68   $    1.03   $    0.88
  Cumulative effect of accounting change, net of
tax..............................................        --          --          --          --       (0.01)
                                                  ----------  ----------  ----------  ----------  ----------
  Diluted earnings per share..................... $    0.62   $    0.59   $    0.68   $    1.03   $    0.87
                                                  ==========  ==========  ==========  ==========  ==========
Weighted average shares outstanding:
  Basic..........................................    51,625      51,219      50,910      50,332      49,776
  Diluted........................................    53,964      53,411      53,651      53,564      52,203

Cash dividends paid per common share...........   $    0.10   $      --   $      --   $      --   $      --
                                                  ==========  ==========  ==========  ==========  ==========

                                                                    December 31,
                                                    2003      2002      2001      2000      1999
                                                  --------  --------  --------  --------  --------
                                                                   (in thousands)
Balance Sheet Data:
Cash and cash equivalents........................ $ 53,446  $ 40,240  $ 49,089  $ 75,277  $ 45,309
Short-term investments...........................  141,227   113,638   101,422    79,525    83,525
Working capital..................................  255,330   211,453   209,836   220,208   173,761
Total assets.....................................  525,151   458,714   424,619   389,350   318,753
Long-term debt, net of current portion...........       --        --        --        --     4,301
Total stockholders' equity.......................  439,452   386,463   366,164   321,023   254,235


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements, including statements regarding our expected financial performance. These statements are subject to risks and uncertainties. We use words such as "anticipate," "believe," "plan," "expect," "future," "intend," "may," "will," "project," "continue," "estimate" and similar expressions to identify forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements. As a result of certain factors including those set forth under the heading "Factors affecting the Company's Business and Prospects" beginning on page 19, and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.


 Overview

     National Instruments designs, develops, manufactures and markets instrumentation and automation software and hardware for general commercial, industrial and scientific applications. The Company offers hundreds of products used to create virtual instrumentation systems for measurement and automation. The Company has identified a large and diverse market for test and measurement ("T&M") and industrial automation ("IA") applications. The Company's products are used in a variety of applications from research and development to production testing, monitoring and industrial control. In T&M applications, the Company's products can be used to monitor and control traditional instruments or to create computer-based instruments that can replace traditional instruments. In IA applications, the Company's products can be used in the same ways as in test and measurement and can also be used to integrate measurement functionality with process automation capabilities. The Company sells to a large number of customers in a wide variety of industries. No single customer accounted for more than 3% of the Company's sales in 2003, 2002 or 2001.

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


 Results of Operations

     The following table sets forth, for the periods  indicated,  the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
consolidated statements of income:

                                                      Years Ended December 31,
                                                      2003      2002      2001
                                                    --------  --------  --------
Net sales:
    North America..................................   47.0%     50.1%     50.8%
    Europe.........................................   32.4      31.4      33.4
    Asia Pacific...................................   20.6      18.5      15.8
                                                    --------  --------  --------
    Consolidated net sales.........................  100.0     100.0     100.0
Cost of sales......................................   26.2      26.9      26.3
                                                    --------  --------  --------
    Gross profit...................................   73.8      73.1      73.7
Operating expenses:
    Sales and marketing............................   37.7      37.3      37.8
    Research and development.......................   16.6      16.4      15.8
    General and administrative.....................   10.0       9.1       7.5
                                                    --------  --------  --------
       Total operating expenses....................   64.3      62.8      61.1
                                                    --------  --------  --------
       Operating income............................    9.5      10.3      12.6
Other income (expense):
    Interest income................................    0.6       0.8       1.5
    Interest expense...............................     --        --        --
    Net foreign exchange gain (loss) and other.....    0.3        --      (0.2)
                                                    --------  --------  --------
Income before income taxes.........................   10.4      11.1      13.9
Provision for income taxes.........................    2.6       3.1       4.5
                                                    --------  --------  --------
Net income.........................................    7.8%      8.0%      9.4%
                                                    ========  ========  ========

     Net Sales. In 2003, net sales for the Company's products were $425.9 million, a 9% increase from the level achieved in 2002, which followed an increase in net sales of 1% in 2002 from the level achieved in 2001. The Company believes the increase in sales in 2003 is primarily attributable to the introduction of new and upgraded products, an early stage recovery in the global economy and an increased market acceptance of the Company's products in Asia. The Company believes the increase in sales in 2002 was primarily attributable to the introduction of new and upgraded products and an increased market acceptance of the Company's products in Asia.

     Sales in North America increased 2% to $200.2 million in 2003 compared to 2002. North America sales in 2002 were flat with sales in 2001. Sales outside of North America, as a percentage of consolidated sales for 2003, increased to 53.0% from 49.9% in 2002, as a result of stronger sales in Asia Pacific and a stronger Euro. European revenue was $137.8 million in 2003, an increase of 12% from 2002, following a 4% decrease in 2002 from 2001. Asia Pacific revenue grew 22% to $87.9 million in 2003, which followed a 19% increase in 2002 over 2001 levels. The Company expects sales outside of North America to continue to represent a significant portion of its revenue. The Company intends to continue to expand its international operations by increasing its presence in existing markets, adding a market presence in some new geographical markets and continuing the use of distributors to sell its products in some countries.

     Sales made by the Company's direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Between 2003 and 2002, net of hedging results, the change in the exchange rates had the effect of increasing the Company's consolidated sales by 2.5%, increasing European sales by 13% and decreasing sales in Asia Pacific by 13%. The increase in sales in Europe as a result of the change in exchange rates was partially offset by the decrease in local currency product pricing in Europe. Since most of the Company's international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing operating expenses $6.5 million, or 2.4%, in 2003 and $4.5 million, or 1.9%, in 2002, and decreasing operating expenses $2.0 million, or 0.9%, in 2001.

     Gross Profit. As a percentage of sales, gross profit represented 74%, 73% and 74% in 2003, 2002 and 2001, respectively. The increase in gross margin in 2003 compared to the prior year is primarily attributable to favorable foreign currency exchange rates and the favorable impact of higher sales volume. There can be no assurance that the Company will maintain its historical margins. The Company believes its current manufacturing capacity is adequate to meet current needs.

     Sales and Marketing. Sales and marketing expense in 2003 increased to $160.5 million, a 10% increase from 2002. Sales and marketing expenses in 2002 were flat with 2001. Sales and marketing expense as a percentage of revenue was 38% in 2003, up from 37% in 2002 and flat with 38% in 2001. Approximately $9.1 million of the increase in sales and marketing expenses in 2003 compared to 2002 is attributable to the increase in international sales and marketing personnel costs, and approximately $5.4 million of the increase is attributable to increases in advertising and literature costs and special event activity. The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on recruiting, initial marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

     Research and Development. Research and development expense in 2003 increased 11% compared to 2002 following an increase of 5% in 2002 over 2001. The increase in research and development costs in each period was primarily due to increases in personnel costs from hiring of additional product development engineers. Research and development personnel increased from 791 at December 31, 2002 to 852 at December 31, 2003. The Company plans to continue making a significant investment in research and development in order to remain competitive and support revenue growth.

     The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The
Company amortizes such costs over the related product's estimated economic useful life, generally three years, beginning when a product becomes available for general release. Software amortization expense totaled $5.6 million, $3.8 million and $3.1 million during 2003, 2002 and 2001, respectively. Software development costs capitalized during such years were $10.7 million, $5.8 million and $3.9 million, respectively. (See Note 5 of Notes to Consolidated Financial Statements for a description of intangibles.)

     General and Administrative. General and administrative expenses in 2003 increased 19% from 2002, which followed an increase of 22% in 2002 from 2001. The increase in general and administrative expenses in 2003 from 2002 is primarily attributable to the upgrade of the Company's America's business applications suite to Oracle's latest web-based release 11i, continued investment in the Company's web and e-commerce offerings and $8.0 million for patent litigation. The patent litigation expense consisted primarily of a $3.8 million charge recorded in the fourth quarter of 2003 for the probable loss resulting solely from anticipated patent defense costs related to the legal action brought against the Company by SoftWIRE Technology, LLC ("SoftWIRE") and Measurement Computing Corporation ("MCC"), and $3.8 million associated with the legal action brought by the Company against The MathWorks. (See Note 13 of Notes to Consolidated Financial Statements.) The increase in general and administrative expenses in 2002 from 2001 is attributable to increased litigation costs of $4.7 million associated with a legal action brought by the Company against The MathWorks, Inc. in 2001 to enforce the Company's intellectual property rights, compared to a net gain of approximately $1.2 million in 2001 recorded as a result of the receipt of unexpected insurance proceeds from a case with Cognex Corporation. General and administrative expenses as a percentage of revenue increased to 10.0% during 2003 from 9.1% during 2002. The Company expects that general and administrative expenses in future periods will fluctuate in absolute amounts and as a percentage of revenue.

     During 2002, the Company and Trilogy Software, Inc. ("Trilogy") settled a dispute regarding Trilogy's buy-out of the lease of the Company's Millenium office building which resulted in a gain of approximately $6.0 million from lease termination. As a result of additional facility lease consolidation, the Company incurred lease termination costs of approximately $2.4 million in 2002.

     In 2002, the Company irrevocably contributed approximately $3.6 million to the National Instruments Foundation, a 501(c)(3) charitable foundation established in 2002 for the purpose of continued promotion of scientific and engineering research and education at higher education institutions worldwide. Two of the four directors of the National Instruments Foundation are current officers of National Instruments.

     Interest Income and Expense. Interest income decreased 24% in 2003 from 2002, which followed a decrease of 44% in 2002 from 2001 and a decrease of 9% in 2001 from 2000. The decrease in interest income in each year was due to lower yields on the Company's investments. The primary source of interest income is from the investment of the Company's cash. Net cash provided by operating activities in 2003 totaled $63.9 million.

     Net Foreign Exchange Gain (Loss). The Company experienced net foreign exchange gains of $1.1 million in 2003, compared to losses of $724,000 in 2002 and losses of $1.4 million in 2001. These results are attributable to movements between the U.S. dollar and the local currencies in countries in which the Company's subsidiaries are located. The Company recognizes the local currency as the functional currency of its international subsidiaries.

     The Company utilizes foreign currency forward contracts to hedge a majority of its foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. The Company typically limits the duration of its "receivables" foreign currency forward contracts to 90 days.

     The Company also utilizes foreign currency forward contracts and foreign currency purchased option contracts in order to reduce its exposure to fluctuations in future foreign currency cash flows. The Company purchases these contracts for up to 100% of its forecasted cash flows in selected currencies (primarily the euro, yen and pound sterling) and limits the duration of these contracts to 40 months. The foreign currency purchased option contracts are purchased "at-the-money" or "out-of-the-money." As a result, the Company's hedging activities only partially address its risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. The Company does not invest in contracts for speculative purposes. (See Note 10 of Notes to Consolidated Financial Statements for a description of the Company's forward and purchased option contracts and hedged positions.) The Company's hedging strategy reduced the foreign exchange gains for December 31, 2003 by $11.5 million and increased the net foreign exchange loss for December 31, 2002 by $1.4 million.

     Provision for Income Taxes. The provision for income taxes reflects an effective tax rate of 25% in 2003, 28% in 2002 and 32% in 2001. The decrease in the effective rate resulted from income tax benefits attributable to the extraterritorial income exclusion and a change in the distribution of income among taxing jurisdictions, particularly the impact of the Company's manufacturing facility in Hungary. The Company's effective tax rate is lower than the U.S. federal statutory rate of 35% primarily as a result of the extraterritorial income exclusion, tax-exempt interest and reduced tax rates in certain foreign jurisdictions.


 Liquidity and Capital Resources

     The Company is currently financing its operations and capital expenditures through cash flow from operations. At December 31, 2003, the Company had working capital of approximately $255.3 million compared to $211.5 million at December 31, 2002. Net cash provided by operating activities in 2003, 2002 and 2001 totaled $63.1 million, $49.1 million and $57.2 million, respectively.

     Accounts receivable increased to $78.0 million at December 31, 2003 from $63.0 million at December 31, 2002, as a result of higher sales levels in the fourth quarter of 2003 compared to the fourth quarter of 2002. Days sales outstanding at December 31, 2003 increased to 58 days from 54 days at December 31, 2002. Consolidated inventory balances have decreased to $38.9 million at December 31, 2003 from $39.2 million at December 31, 2002. Inventory turns of
3.2 per year for 2003 represent an increase from turns of 2.8 per year for 2002. Cash used in 2003 for the purchase of property and equipment totaled $18.0 million, for the capitalization of internally developed software costs totaled $9.7 million, for acquisitions totaled $6.3 million and for additions to other intangibles totaled $2.5 million. Cash used in 2002 for the purchase of property and equipment totaled $30.8 million, for the capitalization of internally developed software costs totaled $5.8 million and for additions to other intangibles totaled $3.0 million. Cash used in 2001 for the purchase of property and equipment totaled $65.3 million, for the capitalization of internally developed software costs totaled $3.9 million and for additions to other intangibles totaled $1.0 million.

     Cash provided by the issuance of common stock totaled $19.4 million, $13.4 million and $12.2 million in 2003, 2002 and 2001, respectively, and cash used for payment of dividends totaled $5.2 million in 2003. The issuance of common stock was primarily to employees under the Employee Stock Purchase and Stock Option Plans.

     The following summarizes the Company's contractual cash obligations as of December 31, 2003 (in thousands):


                              --------------------------------------------------------------------
                                                     Payments Due by Period
                              --------------------------------------------------------------------
                               Total      2004      2005      2006      2007      2008     Beyond
                              --------  --------  --------  --------  --------  --------  --------
Long-term debt                $     --  $     --  $     --  $     --  $     --  $     --  $     --
Capital lease obligations           --        --        --        --        --        --        --
Operating leases                24,686     7,113     5,387     3,202     2,089       881     6,014
Other long-term obligations         --        --        --        --        --        --        --
                              --------  --------  --------  --------  --------  --------  --------
Total contractual cash
obligations                   $ 24,686  $  7,113  $  5,387  $  3,202  $  2,089  $    881  $  6,014
                              ========  ========  ========  ========  ========  ========  ========


     The following summarizes the Company's other commercial commitments as of December 31, 2003 (in thousands):

                          ------------------------------------------------------
                          Total    2004    2005    2006    2007    2008   Beyond
                          ------  ------  ------  ------  ------  ------  ------
Guarantees                $3,500  $3,500  $   --  $   --  $   --  $   --  $   --
Purchase obligations       3,400   3,400      --      --      --      --      --
                          ------  ------  ------  ------  ------  ------  ------
Total commercial
commitments               $6,900  $6,900  $   --  $   --  $   --  $   --  $   --
                          ======  ======  ======  ======  ======  ======  ======

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances and internally generated funds. As of December 31, 2003 and 2002, the Company had no debt outstanding. The Company believes that the cash flow from operations, if any, existing cash balances and short-term investments, will be sufficient to meet its cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months will depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth.


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

     The Company has no debt or off-balance sheet debt. As of December 31, 2003, the Company has non-cancelable operating lease obligations of approximately $24.7 million and contractual purchase commitments with various suppliers of general components and customized inventory components of approximately $3.4 million. As of December 31, 2003, the Company has outstanding guarantees for payment of foreign operating leases, customs and foreign grants totaling approximately $3.5 million. (See Note 12 of Notes to Consolidated Financial Statements.) As of December 31, 2003, the Company did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company were engaged in such relationships.


 Market Risk

     The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

     Foreign Currency Hedging Activities. The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on the Company's earnings and cash flow. Accordingly, the Company utilizes purchased foreign currency option contracts and forward contracts to hedge its exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. The Company monitors its foreign exchange exposures regularly to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position. Based on the foreign exchange instruments outstanding at December 31, 2003, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate fair market value of all instruments outstanding of approximately $12.0 million. However, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, management believes that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 9 of Notes to Consolidated Financial Statements for a description of the Company's financial instruments at December 31, 2003 and 2002.)

     Short-term Investments. The fair value of the Company's investments in marketable securities at December 31, 2003 was $141.2 million. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies the marketable securities portfolio by investing in multiple types of investment-grade securities. The Company's investment portfolio is primarily invested in securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on the Company's investment portfolio and interest rates at December 31, 2003, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $700,000, respectively, in the fair value of the investment portfolio. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.


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

     o Estimating allowances, specifically sales returns, the allowance for doubtful accounts and the valuation allowance for excess and obsolete inventories

               The preparation of financial statements requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, the Company must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of its products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. The allowance for sales returns was $1.1 million at December 31, 2003. Material differences may result in the amount and timing of the Company's revenue for any period if management made different judgments or utilized different estimates. Similarly, management must make estimates of the uncollectability of the Company's accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The allowance for doubtful accounts was $2.1 million at December 31, 2003. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based on assumptions of future demand and market conditions. The valuation allowance for excess and obsolete inventories was $3.8 million at December 31, 2003. If actual market conditions are less favorable than those projected by management, additional inventory write downs may be required.

     o    Accounting for costs of computer software

               The Company capitalizes costs related to the development and acquisition of certain software products. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis for those products available for market and has been recognized  based  on  the  product's  estimated  economic  life, generally three years. At each balance sheet date, the unamortized costs are reviewed by management and reduced to net realized value when necessary. As of December 31, 2003, unamortized capitalized software development costs was $14.2 million.

     o    Valuation of long-lived and intangible assets

               The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following:

               o Significant underperformance relative to expected historical or projected future operating results; o Significant changes in the manner of the Company's use of the acquired assets or the strategy for the overall business;

               o    Significant negative industry or economic trends;

               o The Company's market capitalization relative to net book value.

               When it is determined that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate. As of December 31, 2003, the Company had net goodwill of approximately $10.3 million.

     o    Accounting for income taxes

               The Company accounts for income taxes under the asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events are considered other than enactments of changes in tax laws or rates. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

     o    Loss contingencies

               The Company accrues for probable losses from contingencies including legal defense costs, on an undiscounted basis, in accordance with SFAS No. 5, Accounting for Loss Contingencies, when such costs are considered probable of being incurred and are reasonably estimable. The Company periodically evaluates available information, both internal and external, relative to such contingencies and adjusts this accrual as necessary.


 Factors Affecting the Company's Business and Prospects

     U.S./Global Economic Slowdown. As occurred in recent years, the markets in which the Company does business could again experience the negative effects of a slowdown in the U.S. and/or Global economies. Additionally, the Company could be impacted by the effects of any recurrence of the SARS virus, either through increased difficulty or costs for the export of products into affected regions, the import of components used in the Company's products from affected regions, and/or the effects the virus or costs to contain the virus have on the economy in regions in which the Company does business, particularly Asia, which has been the highest growth region of the Company over the past two years. The Company could also be subject to or impacted by acts of terrorism and/or the effects that war or continued U.S. military action would have on the U.S. and/or global economies. The worsening of the U.S. or Global economies could result in reduced purchasing and capital spending in any of the markets served by the Company which could have a material adverse effect on the Company's operating results.

     Budgets. The Company has established an operating budget for 2004. The Company's spending for 2004 could exceed this budget due to a number of factors; including: additional marketing costs for conferences and tradeshows; increased costs from the over-hiring of product development engineers or other personnel; increased manufacturing costs resulting from component supply shortages and/or component price fluctuations and/or additional expenses related to intellectual property litigation. Any future decreased demand for the Company's products could result in decreased revenue and could require the Company to revise its budget and reduce expenditures. Exceeding the established operating budget or failing to reduce expenditures in response to any decrease in revenue could have a material adverse effect on the Company's operating results.

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

     Risks Associated with Increased Development of Web Site. The Company has devoted significant resources in developing its Web site as a key marketing and sales tool and expects to continue to do so in the future. There can be no assurance that the Company will be successful in its attempt to leverage the Web to increase sales. The Company hosts its Web site internally. Any failure to successfully maintain the Web site and to protect it from attack could have a significant adverse impact on the Company's operating results.

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

     Management Information Systems. During 2003, the Company successfully upgraded its America's business applications suite to Oracle's latest web-based release 11i. However, there can be no assurance that the Company will not experience difficulties with the new system. Difficulties with the system may interrupt normal Company operations, including the ability to: provide quotes, process orders, ship products, provide services and support to its customers, bill and track its customers, fulfill contractual obligations and otherwise run its business. Any disruptions of the system may have a material adverse effect on the Company's operating results. In 2003, the Company also continued development of its web offerings. In 2004, the Company will be focusing on the upgrade of its European business applications suite to Oracle's latest web-based release 11i, as well as the management information system for the Company's current warehouse facilities, and will continue to devote significant resources to the development of the Company's web offerings. Any failure to successfully implement these initiatives could have a material adverse effect on the Company's operating results.

     The Company relies on three primary regional centers for its management information systems. As with any information system, unforeseen issues may arise that could affect management's ability to receive adequate, accurate and timely financial information which in turn could inhibit effective and timely decisions. Furthermore, it is possible that one or more of the Company's three regional information systems could experience a complete or partial shutdown. If such a shutdown occurred near the end of a quarter it could impact the Company's product shipments and revenues, as product distribution is heavily dependent on the integrated management information systems in each region. Accordingly, operating results in that quarter would be adversely impacted. The Company is working to achieve reliable regional management information systems to control costs and improve its ability to deliver its products in substantially all of its direct markets worldwide. No assurance can be given that the Company's efforts will be successful. The failure to receive adequate, accurate and timely financial information could inhibit management's ability to make effective and timely decisions.

     Risks Associated with International Operations and Foreign Economies. International sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. The Company must also comply with various import and export regulations. Failure to comply with these regulations could result in fines and/or termination of import and export privileges, which could have a material adverse effect on the Company's operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by the Company's international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Net of hedging results, the change in exchange rates had the effect of increasing the Company's consolidated sales by $16.5 million, or 4.0%, in 2003 compared to 2002. Since most of the Company's international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing operating expenses by $6.5 million for 2003 compared to 2002. If the U.S. dollar weakens in the future, it could result in the Company having to reduce prices locally in order for its products to remain competitive in the local marketplace. If the U.S. dollar strengthens in the future and the Company is unable to successfully raise its international selling prices, it could have a materially adverse effect on the Company's operating results.

     Expansion of Manufacturing Capacity. During 2001, the Company completed construction of a second manufacturing facility. This facility is located in Hungary and became operational in the fourth quarter of 2001. This facility sources a significant portion of the Company's sales. Currently the Company is continuing to develop and implement information systems to support the operation of this facility. This facility and its operation are also subject to risks associated with a relatively new manufacturing facility and with doing business internationally, including difficulty in managing manufacturing operations in a foreign country, difficulty in achieving or maintaining product quality, interruption to transportation flows for delivery of components to us and finished goods to our customers, and changes in the country's political or economic conditions. No assurance can be given that the Company's efforts will be successful. Accordingly, any failure to deal with these factors could result in interruption in the facility's operation or delays in expanding its capacity, either of which could have a material adverse effect on the Company's operating results.

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

     Stock-based  Compensation  Plans.  The Company  has two active  stock-based compensation plans and one inactive plan. The two active stock-based compensation plans are the 1994 Incentive Stock Option Plan and the Employee Stock Purchase Plan. The Company currently adheres to the disclosure only provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and as such, no compensation cost has been recognized in the Company's financial statements for the stock option plan and the stock purchase plan. The Company is currently monitoring the recent discussions related to possible new regulations regarding the accounting treatment for stock options. The Company will comply with any changes in the accounting of stock options required by the FASB and the Securities and Exchange Commission. If the fair value based method of accounting for stock options established under SFAS No. 123 were adopted effective January 1, 2003 under the prospective method, the Company estimates it would have recognized stock option expense of approximately $880,000 in 2003. The impact of the adoption of the fair value based method of accounting for stock options established under SFAS No. 123 effective January 1, 2003 under the retroactive restatement method is reflected in Stock Based Compensation Plans in Note 1 of Notes to Consolidated Financial Statements.

     Provisions in Our Charter Documents and Delaware Law and Our Stockholder Rights Plan May Delay or Prevent an Acquisition of Us. Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions include a classified Board of Directors, prohibition of stockholder action by written consent, prohibition of stockholders to call special meetings and the requirement that the holders of at least 80% of our shares approve any business combination not otherwise approved by two-thirds of the Board of Directors. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. In addition, our Board of Directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Our Board of Directors adopted a new stockholders rights plan on January 21, 2004, pursuant to which we declared and will pay a dividend of one right for each share of our common stock outstanding as of May 10, 2004. This rights plan will replace a similar rights plan that has been in effect since our initial public offering in 1995. Unless redeemed by us prior to the time the rights are exercised, upon the occurrence of certain events, the rights will entitle the holders to receive upon exercise thereof shares of our preferred stock, or shares of an acquiring entity, having a value equal to twice the then-current exercise price of the right. The issuance of the rights could have the effect of delaying or preventing a change of control of us.

     Proprietary Rights and Intellectual Property Litigation. The Company's success depends on its ability to obtain and maintain patents and other proprietary rights relative to the technologies used in its principal products. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may have in the past infringed or violated certain of the Company's intellectual property rights. The Company from time to time engages in litigation to protect its intellectual property rights. In monitoring and policing its intellectual property rights, the Company has been and may be required to spend significant resources. The Company from time to time may be notified that it is infringing certain patent or intellectual property rights of others. There can be no assurance that the SoftWIRE case and/or other existing litigation, and any other intellectual property litigation initiated in the future, will not cause significant litigation expense, liability, injunction against some of the Company's products, and a diversion of management's attention any of which may have a material adverse effect on the Company's operating results.

     Dependence on Key Management and Technical Personnel. The Company's success depends to a significant degree upon the continued contributions of its key management, sales, marketing, research and development and operational personnel, including Dr. Truchard, the Company's Chairman and Chief Executive Officer, and other members of senior management and key technical personnel. The Company has no agreements providing for the employment of any of its key employees for any fixed term and the Company's key employees may voluntarily terminate their employment with the Company at any time. The loss of the services of one or more of the Company's key employees in the future could have a material adverse affect on the Company's operating results. The Company also believes its future success will depend upon its ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, as well as training, motivating and supervising employees. In addition, the recruiting environment for software engineering, sales and other technical professionals is very competitive. Competition for qualified software engineers is particularly intense and is likely to result in increased personnel costs. Failure to attract or retain qualified software engineers could have an adverse effect on the Company's operating results. The Company also recruits and employs foreign nationals to achieve its hiring goals primarily for engineering and software positions. There can be no guarantee that the Company will continue to be able to recruit foreign nationals at the current rate. These factors further intensify competition for key personnel, and there can be no assurance that the Company will be successful in retaining its existing key personnel or attracting and retaining additional key personnel. Failure to attract and retain a sufficient number of the Company's key personnel could have a material adverse effect on the Company's operating results.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-22 and S-1 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


ITEM 9A. CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer, based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2003, have concluded that the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. During the quarter ended December 31, 2003, there were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

     The information concerning the Company's compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

     The information concerning the Company's executive officers required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Executive Officers."

     The information concerning the Company's code of ethics that applies to the Company's principal executive officer, the Company's principal financial officer, the Company's controller, or person performing similar functions required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Code of Ethics."


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Executive Compensation."


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

     The information concerning security ownership of certain beneficial owners and management required by this Item pursuant to Item 403 of Regulation S-K is incorporated by reference to the Company's Proxy Statement under the heading "Security Ownership."

     The information concerning securities authorized for issuance under equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is incorporated by reference to the Company's Proxy Statement under the heading "Equity Compensation Plans Information."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 2002, the Company irrevocably contributed approximately $3.6 million to the National Instruments Foundation, a 501(c)(3) charitable foundation established in 2002 for the purpose of continued promotion of scientific and engineering research and education at higher education institutions worldwide. Two of the four directors of the National Instruments Foundation are current officers of National Instruments.

     In  addition,  the  information  required by this item is  incorporated  by
reference  to  the  Company's  Proxy   Statement  under  the  heading   "Certain
Relationships and Related Transactions."


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information concerning principal accountant fees and services required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Independent Public Accountants."

     The information concerning pre-approval policies for audit and non-audit services required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors."

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents Filed with Report

     1. Financial Statements. See Index to Consolidated Financial Statements at page F-1 of this Form 10-K and the Financial Statements and Notes thereto which are included at pages F-2 to F-22 of this Form 10-K.

     2.   Financial Statement Schedules. See S-1.

     3.   Exhibits.

Exhibit
Number    Description
-------   -----------

   3.1    Certificate of Incorporation, as amended, of the Company.

   3.2    Amended and Restated Bylaws of the Company.

   4.1*   Specimen of Common Stock certificate of the Company.

   4.2* Rights Agreement dated as of May 19, 1994, between the Company and The First National Bank of Boston.

  10.1*   Form of Indemnification Agreement.

  10.2*   1994 Incentive Plan.**

  10.3*   1994 Employee Stock Purchase Plan.**

  10.4    Agreement Regarding Terms of Employment.***

  21.1    Subsidiaries of the Company.

  23.0    Consent of Independent Accountants.

  24.0    Power of Attorney (included on page 27).

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

* Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.

**   Management Contract or Compensatory, Plan or Arrangement.

*** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

     (b) Reports on Form 8-K

          Form 8-K furnished on October 23, 2003, regarding the Company's press release announcing financial results for the three months ended September 30, 2003.

     (c) Exhibits

          See Item 15(a)(3) above.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Registrant

                              NATIONAL INSTRUMENTS CORPORATION

January 26, 2004              BY:   /s/ Dr. James J. Truchard
                                    Dr. James J. Truchard
                                    Chairman of the Board and President

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. James J. Truchard and Alexander M. Davern, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his substitute or substitutes, any do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
registrant   and   in   the    capacities   and   on   the   dates    indicated.

         Signature                 Capacity in Which Signed             Date
         ---------                 ------------------------             ----

/s/ Dr. James J. Truchard         Chairman of the Board and
Dr. James J. Truchard           President (Principal Executive
                                           Officer)             January 26, 2004

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

/s/ Alexander M. Davern            Chief Financial Officer
Alexander M. Davern                    and Treasurer
                                  (Principal Financial and
                                     Accounting Officer)        January 26, 2004

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

/s/ Jeffrey L. Kodosky
Jeffrey L. Kodosky                         Director             January 26, 2004

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

/s/ Dr. Donald M. Carlton
Dr. Donald M. Carlton                      Director             January 24, 2004

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

/s/ Ben G. Streetman
Ben G. Streetman                           Director             January 26, 2004

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

/s/ R. Gary Daniels
R. Gary Daniels                            Director             January 25, 2004

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

/s/ Charles J. Roesslein
Charles J. Roesslein                       Director             January 25, 2004

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

/s/ Duy-Loan T. Le
Duy-Loan T. Le                             Director             January 26, 2004

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        NATIONAL INSTRUMENTS CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                             No.
Financial Statements:
Report of Independent Auditors.............................................  F-2
Consolidated Balance Sheets as of December 31, 2003 and 2002...............  F-3
Consolidated Statements of Income for each of the Three Years in the period Ended December 31, 2003......................................  F-4

Consolidated Statements of Cash Flows for each of the Three Years in the period Ended December 31, 2003......................................  F-5

Consolidated Statements of Stockholders' Equity for each of the Three Years in the period Ended December 31, 2003......................................  F-6

Notes to Consolidated Financial Statements.................................  F-7

Financial Statement Schedules:
For each of the Three Years in the period Ended December 31, 2003
    Schedule II--Valuation and Qualifying Accounts.........................  S-1

    All other schedules are omitted because they are not applicable.

                         Report of Independent Auditors

To the Board of Directors and Stockholders of National Instruments Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of National Instruments Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                        /s/ PRICEWATERHOUSECOOPERS LLP
                                        PricewaterhouseCoopers LLP

Austin, Texas
January 21, 2004

                        NATIONAL INSTRUMENTS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                               December 31,
                                                             2003        2002
                                                          ----------  ----------
                                     ASSETS

Current assets:
    Cash and cash equivalents...........................  $  53,446   $  40,240
    Short-term investments..............................    141,227     113,638
    Accounts receivable, net............................     77,970      62,981
    Inventories, net....................................     38,813      39,247
    Prepaid expenses and other current assets...........      9,742      13,756
    Deferred income taxes, net..........................      9,927       8,104
                                                          ----------  ----------
       Total current assets.............................    331,125     277,966
Property and equipment, net.............................    151,612     152,133
Intangibles and other assets............................     42,414      28,615
                                                          ----------  ----------
       Total assets.....................................  $ 525,151   $ 458,714
                                                          ==========  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable....................................  $  29,567   $  25,578
    Accrued compensation................................     12,302       9,555
    Accrued expenses and other liabilities..............     24,419      13,507
    Income taxes payable................................         --       6,153
    Other taxes payable.................................      9,507      11,720
                                                          ----------  ----------
       Total current liabilities........................     75,795      66,513
Deferred income taxes, net..............................      9,904       5,738
                                                          ----------  ----------
       Total liabilities................................     85,699      72,251
                                                          ----------  ----------
Commitments and contingencies (Notes 12 and 13)                  --          --
Stockholders' equity:
    Preferred stock: par value $0.01; 5,000,000 shares
     authorized; 0 and 0 shares issued and outstanding,
     respectively.......................................         --          --
    Common stock: par value $0.01; 180,000,000 shares
     authorized; 52,179,490 and 51,074,607 shares
     issued and outstanding, respectively...............        522         511
    Additional paid-in capital..........................     95,331      72,063
    Retained earnings...................................    349,994     321,813
    Accumulated other comprehensive loss................     (6,395)     (7,924)
                                                          ----------  ----------
       Total stockholders' equity.......................    439,452     386,463
                                                          ----------  ----------
       Total liabilities and stockholders' equity.......  $ 525,151   $ 458,714
                                                          ==========  ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                        NATIONAL INSTRUMENTS CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except share and per share data)


                                                         For the Years
                                                       Ended December 31,
                                                 2003        2002        2001
                                              ----------  ----------  ----------
Net sales...............................      $ 425,892   $ 390,790   $ 385,275
Cost of sales...........................        111,672     105,086     101,297
                                              ----------  ----------  ----------
    Gross profit........................        314,220     285,704     283,978
Operating expenses:
    Sales and marketing.................        160,478     145,671     145,555
    Research and development............         70,896      63,964      60,745
    General and administrative..........         42,497      35,714      29,234
                                              ----------  ----------  ----------
       Total operating expenses.........        273,871     245,349     235,534
                                              ----------  ----------  ----------
    Operating income....................         40,349      40,355      48,444
Other income (expense):
    Interest income.....................          2,511       3,295       5,837
    Interest expense....................            (62)       (128)        (26)
    Net foreign exchange gain (loss)....          1,125        (724)     (1,424)
    Other income, net...................            568         820         702
                                              ----------  ----------  ----------
Income before income taxes..............         44,491      43,618      53,533
Provision for income taxes..............         11,123      12,213      17,131
       Net income.......................      $  33,368   $  31,405   $  36,402
                                              ==========  ==========  ==========

Basic earnings per share................      $    0.65   $    0.61   $    0.72
                                              ==========  ==========  ==========
Weighted average shares
  outstanding - basic...................         51,625      51,219      50,910

Diluted earnings per share..............      $    0.62   $    0.59   $    0.68
                                              ==========  ==========  ==========
Weighted average shares
  outstanding - diluted.................         53,964      53,411      53,651
                                              ==========  ==========  ==========

Dividend paid per share.................      $    0.10   $      --   $      --
                                              ==========  ==========  ==========


     The accompanying notes are an integral part of these consolidated financial statements.

                        NATIONAL INSTRUMENTS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                       For the Years Ended
                                                                           December 31,
                                                                  2003        2002        2001
                                                               ----------  ----------  ----------
Cash flow from operating activities:
Net income.................................................    $  33,368   $  31,405   $  36,402
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Charges to income not requiring cash outlays:
       Depreciation and amortization.......................       24,774      20,748      16,802
       Provision (benefit) for deferred income taxes.......        2,329        (207)        822
       Tax benefit from stock option plans.................        3,849       1,835       1,665
    Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable..........      (14,989)     (9,357)     21,080
       Decrease (increase) in inventories..................          434      (6,640)        685
       Decrease (increase) in prepaid expenses and other
         assets............................................        4,049       1,823      (9,574)
       (Decrease) increase in accounts payable.............        3,989      (3,380)     (1,407)
       (Decrease) increase in taxes and other liabilities..        5,293      12,906      (9,322)
                                                               ----------  ----------  ----------
          Net cash provided by operating activities........       63,096      49,133      57,153
                                                               ----------  ----------  ----------
Cash flow from investing activities:
Payment for acquisitions, net of cash received.............       (6,324)         --          --
Capital expenditures.......................................      (17,983)    (30,817)    (65,274)
Capitalization of internally developed software............       (9,717)     (5,757)     (3,923)
Additions to other intangibles.............................       (2,520)     (2,993)       (980)
Purchases of short-term investments........................     (143,991)   (134,434)   (149,505)
Sales of short-term investments............................      116,402     122,218     127,608
                                                               ----------  ----------  ----------
          Net cash used in investing activities............      (64,133)    (51,783)    (92,074)
                                                               ----------  ----------  ----------
Cash flow from financing activities:
Proceeds from issuance of common stock.....................       19,430      13,424      12,242
Repurchase of common stock.................................           --     (19,623)     (3,509)
Dividends paid.............................................       (5,187)         --          --
                                                               ----------  ----------  ----------
          Net cash provided by (used in) financing
            activities.....................................       14,243      (6,199)      8,733
                                                               ----------  ----------  ----------
Net increase (decrease) in cash and cash equivalents.......       13,206      (8,849)    (26,188)
Cash and cash equivalents at beginning of period...........       40,240      49,089      75,277
                                                               ----------  ----------  ----------
Cash and cash equivalents at end of period.................    $  53,446   $  40,240   $  49,089
                                                               ==========  ==========  ==========
Cash paid for interest and income taxes
    Interest...............................................    $      62   $     128   $      26
    Income taxes...........................................    $  10,899   $   5,052   $  15,814



     The accompanying notes are an integral part of these consolidated financial statements.

                        NATIONAL INSTRUMENTS CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)


                                                                                                  Accumulated
                                                      Common     Common  Additional                  Other         Total
                                                      Stock      Stock    Paid-In    Retained    Comprehensive  Stockholders'
                                                     (Shares)    Amount   Capital    Earnings    Income/(Loss      Equity
                                                    -----------  ------  ----------  ---------   -------------  -------------
Balance at December 31, 2000......................  50,634,603   $ 506   $  69,534   $254,006     $  (3,023)     $  321,023
Net income........................................                                     36,402                        36,402
Foreign currency translation adjustment
  (net of $1,137 tax benefit).....................                                                   (2,417)         (2,417)
Unrealized loss on securities available for sale
  (net of $0 tax benefit).........................                                                     (167)           (167)
Unrealized gain on derivative instruments
  (net of $1,449 tax expense).....................                                                    2,590           2,590
Issuance of common stock under employee plans.....     649,666       6      12,236                                   12,242
Repurchase and retirement of common stock.........    (121,800)             (3,509)                                  (3,509)
                                                    -----------  ------  ----------  ---------   -------------  -------------
Balance at December 31, 2001......................  51,162,469   $ 512   $  78,261   $290,408     $  (3,017)     $  366,164
Net income........................................                                     31,405                        31,405
Foreign currency translation adjustment
  (net of $1,355 tax expense).....................                                                    3,483           3,483
Unrealized gain on securities available for sale
  (net of $0 tax expense).........................                                                      147             147
Unrealized loss on derivative instruments
  (net of $3,320 tax benefit).....................                                                   (8,537)         (8,537)
Issuance of common stock under employee plans.....     725,488       7      13,417                                   13,424
Repurchase and retirement of common stock.........    (813,350)     (8)    (19,615)                                 (19,623)
                                                    -----------  ------  ----------  ---------   -------------  -------------
Balance at December 31, 2002......................  51,074,607   $ 511   $  72,063   $321,813     $  (7,924)     $  386,463
Net income........................................                                     33,368                        33,368
Foreign currency translation adjustment
  (net of $1,666 tax expense).....................                                                    4,997           4,997
Unrealized loss on securities available for sale
  (net of $0 tax benefit).........................                                                     (148)           (148)
Unrealized loss on derivative instruments
  (net of $1,107 tax benefit).....................                                                   (3,320)         (3,320)
Issuance of common stock under employee plans.....   1,080,833      11      22,268                                   22,279
Issuance of common stock..........................      24,050               1,000                                    1,000
Dividends declared................................                                     (5,187)                       (5,187)
                                                    -----------  ------  ----------  ---------   -------------  -------------
Balance at December 31, 2003......................  52,179,490   $ 522   $  95,331   $349,994     $  (6,395)     $  439,452



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


  Inventories

     Inventories are stated at the lower-of-cost or market. Cost is determined using standard costs, which approximate the first-in first-out (FIFO) method. Cost includes the acquisition cost of purchased components, parts and subassemblies, in-bound freight costs, labor and overhead. Market is replacement cost with respect to raw materials and, is net realizable value with respect to work in process and finished goods.

     Inventory is shown net of valuation allowance for excess and obsolete inventories of $3.8 million and $3.5 million at December 31, 2003 and 2002, respectively.


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


  Intangible assets

     The  Company  has   capitalized   costs  related  to  the  development  and
acquisition of certain software products. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Technological feasibility for National Instruments products is established when the product is available for beta release. Amortization is computed on an individual product basis for those products available for market and has been recognized based on the product's estimated economic life, generally three years. Patents are amortized using the straight-line method over their estimated period of benefit, generally seventeen years. At each balance sheet date, the unamortized costs for all intangible assets are reviewed by management and reduced to net realizable value when necessary.

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

     The Company's counterparties in its foreign currency forward and option contracts are major financial institutions. The Company does not anticipate nonperformance by these counterparties. The Company maintains cash and cash equivalents with various financial institutions located in many countries worldwide. The Company's short-term investments are diversified among and limited to high-quality securities with high credit ratings. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across many countries and industries. The amount of sales to any individual customer did not exceed 3% of revenue for the periods presented. The largest trade account receivable from any individual customer at December 31, 2003 was approximately $628,000.


  Revenue recognition

     Sales revenue is generally recognized on the date the product is shipped to the customer. Provision is made for estimated sales returns based on actual historical experience. Revenue related to the sale of maintenance contracts is deferred and amortized on a straight-line basis over the service period. Deferred revenue at December 31, 2003 and 2002 was $8.1 million and $5.4 million, respectively.

     Accounts receivable are net of allowances for doubtful accounts and sales returns of $3.2 million and $3.8 million at December 31, 2003 and 2002, respectively.


  Warranty reserve

     The Company offers a one-year limited warranty on most hardware products and a 90-day warranty on software products, which is included in the sales price of many of its products. Provision is made for estimated future warranty costs at the time of sale.

     The warranty reserve at December 31, was as follows (in thousands):

                                                      Dollar Amount of Liability
                                                      --------------------------
                                                         2003            2002
                                                      ----------      ----------
Balance at the beginning of the period..............  $    715        $    865
Accruals for warranties issued during the period....     1,087             988
Settlements  made (in cash or in kind) during the
 period.............................................    (1,087)         (1,138)
                                                      ----------      ----------
Balance at the end of the period....................  $    715        $    715
                                                      ==========      ==========


  Legal defense costs

     The Company accrues for probable losses from contingencies including legal defense costs, on an undiscounted basis, in accordance with SFAS No. 5, Accounting for Loss Contingencies, when such costs are considered probable of being incurred and are reasonably estimable. The Company periodically evaluates available information, both internal and external, relative to such contingencies and adjusts this accrual as necessary.


  Advertising expense

     The Company expenses its costs of advertising as incurred. Advertising expense for the years ended December 31, 2003, 2002 and 2001 was $35.0 million, $29.6 million and $30.4 million, respectively.


  Foreign currency translation

     The functional currency for the Company's international operations is the applicable local currency. The assets and liabilities of these operations are translated at the rate of exchange in effect on the balance sheet date; sales and expenses are translated at average rates. The resultant gains or losses from translation are included in a separate component of other comprehensive income. Gains and losses resulting from re-measuring monetary asset and liability accounts that are denominated in a currency other than a subsidiary's functional currency are included in determining net income.


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

     The Company prospectively discontinues hedge accounting if (1) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value of a hedged item (forecasted transactions); or (2) the derivative is de-designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur. When hedge accounting is discontinued, the derivative is sold and the resulting gains and losses will be recognized immediately in earnings.


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

     The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the years ended December 31, 2003, 2002 and 2001, respectively, are as follows (in thousands):

                                                      Years Ended December 31,
                                                      2003      2002      2001
                                                    --------  --------  --------
    Weighted average shares outstanding-basic.....   51,625    51,219    50,910
    Plus: Common share equivalents
     Stock options................................    2,339     2,192     2,741
                                                    --------  --------  --------
    Weighted average shares outstanding-diluted...   53,964    53,411    53,651
                                                    ========  ========  ========

     Stock options to acquire 1,454,000, 1,649,000 and 1,394,000 shares for the years ended December 31, 2003, 2002 and 2001, respectively, were excluded from the computations of diluted earnings per share because the effect of including these stock options would have been anti-dilutive.


  Stock-based compensation plans

     The Company has two active stock-based compensation plans and one inactive plan. The two active stock-based compensation plans are the 1994 Incentive Stock Option Plan and the Employee Stock Purchase Plan. The Company follows the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No.148, Accounting for Stock-Based Compensation
- Transition and Disclosure. As allowed by SFAS No. 123, the Company continues to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation cost has been recognized in the Company's financial statements for the stock option plan and the stock purchase plan. If compensation cost for the Company's two active stock-based compensation plans were determined based on the fair value at the grant date for awards under those plans consistent with the method established by SFAS No. 123, the Company's net income and earnings per share would approximate the pro-forma amounts below (in thousands, except per share data):

                                                   Years Ended December 31,
                                              ----------------------------------
                                                 2003        2002        2001
                                              ----------  ----------  ----------
Net income, as reported.....................  $  33,368   $  31,405   $  36,402
Stock-based compensation included in
  reported net income, net of related
  tax effects...............................         --          --          --
Total stock-based compensation expense
  determined under fair value method for
  all awards, net of related tax effects....    (12,290)    (14,019)    (14,086)
                                              ----------  ----------  ----------
Pro-forma net income........................  $  21,078   $  17,386   $  22,316
                                              ----------  ----------  ----------

Earnings per share:
Basic - as reported.........................  $    0.65   $    0.61   $    0.72
Basic - pro-forma...........................  $    0.41   $    0.34   $    0.44
Diluted - as reported.......................  $    0.62   $    0.59   $    0.68
Diluted - pro-forma.........................  $    0.39   $    0.33   $    0.42


  Comprehensive income

     The Company follows SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting comprehensive income and its components. The Company's other comprehensive income is from foreign currency translation and unrealized gains and losses on forward and option contracts and securities available for sale. Total comprehensive income for 2003, 2002 and 2001 was $34.9 million, $26.5 million and $36.4 million, respectively.


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


Note 2: Short-term investments

     Short-term investments at December 31, 2003 and 2002, consisting of corporate, state and municipal securities, were acquired at an aggregate cost of $141.2 million and $113.6 million, respectively. The contractual maturities of these securities, which are classified as available-for-sale and carried at fair value, are as follows (in thousands):

                                                               December 31,
                                                             2003        2002
                                                          ----------  ----------
    Less than 90 days.................................    $  21,265   $  33,237
    90 days to one year...............................       59,831      40,377
    One year through two years........................       35,586      38,876
    Two years through three years.....................       24,545       1,148
                                                          ----------  ----------
                                                          $ 141,227   $ 113,638
                                                          ==========  ==========

Note 3: Inventories

     Inventories, net consist of the following (in thousands):

                                                               December 31,
                                                             2003        2002
                                                          ----------  ----------
    Raw materials.....................................    $  17,513   $  21,127
    Work-in-process...................................        1,625       1,324
    Finished goods....................................       19,675      16,796
                                                          ----------  ----------
                                                          $  38,813   $  39,247
                                                          ==========  ==========

Note 4: Property and equipment

     Property and equipment consist of the following (in thousands):

                                                               December 31,
                                                             2003        2002
                                                          ----------  ----------
    Land..............................................    $   5,805   $   5,850
    Buildings.........................................      126,019     121,320
    Furniture and equipment...........................      127,495     114,166
                                                          ----------  ----------
                                                            259,319     241,336
    Accumulated depreciation..........................     (107,707)    (89,203)
                                                          ----------  ----------
                                                          $ 151,612   $ 152,133
                                                          ==========  ==========

     Depreciation expense for the years ended December 31, 2003, 2002 and 2001, was $18.5 million, $16.0 million and $12.6 million, respectively.


Note 5: Intangibles and other assets

     Intangibles and other assets, net of accumulated amortization at December 31, 2003 and 2002 are as follows:

                                                               December 31,
                                                             2003        2002
                                                          ----------  ----------
    Capitalized software development costs and
      acquired technology...............................  $  17,234   $   9,312
    Goodwill............................................     10,280       5,795
    Patents.............................................      5,978       5,636
    Investment..........................................      2,500       2,500
    Long-term deferred tax asset........................      2,123       2,109
    Deposits and other..................................      4,299       3,263
                                                          ----------  ----------
                                                          $  42,414   $  28,615


     At December 31, 2003 and 2002, accumulated amortization on capitalized software development costs and acquired technology was $22.1 million and $15.6 million, respectively, accumulated amortization on goodwill was $2.3 million and $1.9 million, respectively, and accumulated amortization on patents was $1.5 million and $1.1 million, respectively. Total amortization costs were $6.2 million, $4.7 million and $4.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Software development costs capitalized during 2003, 2002 and 2001 were $10.7 million, $5.8 million and $3.9 million, respectively, and related amortization was $5.6 million, $3.8 million and $3.1 million, respectively.

     In 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142, discontinues amortization of acquired goodwill and instead requires annual impairment testing. The Company adopted SFAS No. 142 effective January 1, 2002. Adoption of SFAS No. 142 did not have a material impact on the Company's financial position or results of operations.


Note 6: Income taxes

     The components of income before the provision for income taxes are as follows (in thousands):

                                                      Years Ended December 31,
                                                      2003      2002      2001
                                                    --------  --------  --------
    Domestic.....................................   $35,717   $38,965   $45,902
    Foreign......................................     8,774     4,653     7,631
                                                    --------  --------  --------
                                                    $44,491   $43,618   $53,533
                                                    ========  ========  ========

     The provision for income taxes charged to operations is as follows (in thousands):

                                                      Years Ended December 31,
                                                      2003      2002      2001
                                                    --------  --------  --------
    Current tax expense:
       U.S. federal..............................   $ 8,434   $ 8,288   $13,007
       State.....................................       477       654     1,575
       Foreign...................................       698     3,478     1,727
                                                    --------  --------  --------
          Total current..........................     9,609    12,420    16,309
                                                    --------  --------  --------
    Deferred tax expense (benefit):
       U.S. federal..............................     1,023       697       590
       State.....................................        39        56       123
       Foreign...................................       452      (960)      109
                                                    --------  --------  --------
          Total deferred.........................     1,514      (207)      822
                                                    --------  --------  --------
          Total provision........................   $11,123   $12,213   $17,131
                                                    ========  ========  ========

     Deferred tax liabilities (assets) at December 31, 2003 and 2002 as follows (in thousands):

                                                               December 31,
                                                             2003        2002
                                                          ----------  ----------
    Capitalized software................................  $   4,657   $   3,246
    Unrealized gain on derivative instruments...........      1,827         967
    Depreciation and amortization.......................      5,910       2,906
    Unrealized exchange gain............................        193          --
    Accrued legal expenses..............................         --         116
    Undistributed earnings of foreign subsidiaries......        203         183
                                                          ----------  ----------
     Gross deferred tax liabilities.....................     12,790       7,418
                                                          ----------  ----------
    Operating loss carryforwards........................     (2,543)     (2,465)
    Vacation and other accruals.........................     (1,785)     (1,852)
    Inventory valuation and warranty provisions.........     (5,945)     (3,218)
    Doubtful accounts and sales provisions..............     (1,018)     (1,184)
    Unrealized exchange loss............................         --        (588)
    Intercompany profit.................................     (2,820)     (1,911)
    Accrued rent expenses...............................       (193)       (818)
    Accrued legal expenses..............................       (997)         --
    Other...............................................       (563)       (473)
                                                          ----------  ----------
     Gross deferred tax assets..........................    (15,864)    (12,509)
                                                          ----------  ----------
    Valuation allowance.................................        927         615
                                                          ----------  ----------
     Net deferred tax asset.............................  $  (2,147)  $  (4,476)
                                                          ==========  ==========

     A reconciliation of income taxes at the U.S. federal statutory income tax rate to the effective tax rate follows:

                                                                  Years Ended
                                                                  December 31,
                                                                2003  2002  2001
                                                                ----  ----  ----
    U.S. federal statutory tax rate...........................   35%   35%   35%
    Foreign sales corporation/ETI benefit.....................   (4)   (6)   (2)
    Foreign taxes more (less) than federal statutory rate.....   (4)    2    (1)
    Research and development tax credit.......................   (1)   (2)   (1)
    Tax exempt interest.......................................   (2)   (2)   (2)
    State income taxes, net of federal tax benefit............    1     1     3
                                                                ----  ----  ----
    Effective tax rate........................................   25%   28%   32%
                                                                ====  ====  ====

     As of December 31, 2003, twenty of the Company's subsidiaries have available, for income tax purposes, foreign net operating loss carryforwards of approximately $15.9 million, of which $2.0 million expire during the years 2005
- 2013 and $13.9 million of which may be carried forward indefinitely. The Company's tax valuation allowance relates to the realizability of certain of these foreign net operating loss carryforwards. As a result of certain foreign investment incentives available under Hungarian law, the profit from the Company's Hungarian operation is currently exempt from income tax.

     The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $17.4 million of certain non-U.S. subsidiaries' undistributed earnings as of December 31, 2003. These earnings would become subject to taxes of approximately $5.0 million, if they were actually or deemed to be remitted to the parent company as dividends or if the Company should sell its stock in these subsidiaries. The Company currently intends to reinvest indefinitely these undistributed earnings.


Note 7: Stockholders' equity

  Stock repurchases and retirements

     In 1998, the Company's Board of Directors approved the repurchase and retirement of shares of common stock to reduce the dilutive effect of the Company's stock plans. Pursuant to this repurchase program, the Company has repurchased and retired a total of 935,150 shares for approximately $23.1 million.


  Stock option plans

     The stockholders of the Company approved the 1994 Incentive Stock Option Plan on May 9, 1994. At the time of approval, 6,075,000 shares of the Company's common stock were reserved for issuance under this plan. In 1997, an additional 4,725,000 shares of the Company's common stock were reserved for issuance under this plan. The 1994 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of stock options to directors, executive officers and employees of the Company and its subsidiaries. Awards under the plan must be granted within ten years of the effective date of the 1994 Plan. Options granted may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares vests over a five to ten-year period, beginning on the date of grant. Stock options must be exercised within ten years from date of grant. Stock options are issued at market price at the grant date. Shares available for grant at December 31, 2003 were 1,606,326.

     Transactions under all plans are summarized as follows:

                                                                        Weighted
                                                           Number of     average
                                                         shares under   exercise
                                                            option        price
                                                         ------------   --------
Outstanding at December 31, 2000....................      6,314,514     $ 22.40
    Exercised.......................................       (388,474)      11.52
    Canceled........................................       (188,255)      33.39
    Granted.........................................      1,507,998       32.13
                                                         ------------   --------
Outstanding at December 31, 2001....................      7,245,783     $ 24.72
    Exercised.......................................       (386,012)      11.42
    Canceled........................................       (175,303)      35.99
    Granted.........................................        317,900       36.25
                                                         ------------   --------
Outstanding at December 31, 2002....................      7,002,368     $ 25.70
    Exercised.......................................       (747,993)      15.43
    Canceled........................................       (208,021)      35.32
    Granted.........................................        450,650       33.24
                                                         ------------   --------
Outstanding at December 31, 2003....................      6,497,004     $ 27.10
Options exercisable at December 31:
    2001............................................      3,765,856     $ 17.82
    2002............................................      4,202,831       20.48
    2003............................................      4,137,003       22.92

                                                           Number of   Weighted
                                                         shares under   average
                                                            option    fair value
                                                         ------------ ----------
Weighted average, grant date fair value of options
  granted during:
    2001............................................      1,507,998    $  20.03
    2002............................................        317,900       21.34
    2003............................................        450,650       18.05



                                                         December 31, 2003
                               ------------------------------------------------------------------
                                       Options Outstanding               Options Exercisable
                               -----------------------------------   ----------------------------
                                                        Weighted
                                  Number    Weighted     average        Number
                               outstanding  average     remaining    exercisable    Weighted
                                  as of     exercise   contractual      as of        average
       Exercise price          12/31/2003    price        life       12/31/2003   exercise price
       --------------          -----------  --------   -----------   -----------  --------------
$ 6.44 - $ 8.89.............      860,244    $ 8.21        2.0          856,792      $  8.20
  9.78 -  14.44.............      934,222    $14.35        3.0          842,464      $ 14.36
  14.83 -  22.96............    1,439,080    $21.03        5.0        1,183,902      $ 21.09
  23.33 -  31.56............    1,527,282    $30.84        8.0          461,972      $ 30.85
  31.88 -  51.56............    1,736,176    $45.05        7.0          791,873      $ 46.07
                               -----------                           -----------
                                6,497,004    $27.10        6.0        4,137,003      $ 22.92
                               ===========                           ===========


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                 2003        2002        2001
                                              ----------  ----------  ----------
    Dividend expense yield................       0.1%         0%          0%
    Expected life.........................     5 years     5 years     5 years
    Expected volatility...................      55.8%       60.2%       59.0%
    Risk-free interest rate...............       2.7%        4.5%        4.7%


  Employee stock purchase plan

     The Company's employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire the Company's common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the participation period. The semi-annual periods begin on October 1 and April 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock. Common stock reserved for future employee purchases aggregated 1,471,518 shares at December 31, 2003. Shares issued under this plan were 353,810 in 2003. The weighted average fair value of the employees' purchase rights, as shown below was estimated using the Black-Scholes model with the following assumptions:

                                                 2003        2002        2001
                                              ----------  ----------  ----------
    Dividend expense yield................       0.1%         0%          0%
    Expected life.........................     6 months    6 months    6 months
    Expected volatility...................        33%         49%         63%
    Risk-free interest rate...............       1.1%        2.3%        5.1%

     Weighted average, grant date fair value of purchase rights granted under the Employee Stock Purchase Plan:

                                                                       Weighted
                                                          Number        average
                                                         of shares    fair value
                                                         ---------    ----------
    2001.......................................           290,082      $ 9.62
    2002.......................................           323,265        8.22
    2003.......................................           259,909        9.20


  Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

     National Instruments has 5,000,000 authorized shares of preferred stock. On January 21, 2004, the Board of Directors of National Instruments designated 500,000 of these shares as Series A Participating Preferred Stock in conjunction with its adoption of a Preferred Stock Rights Agreement (the "Rights Agreement") and declaration of a dividend of one preferred share purchase right (a "Right") for each share of common stock outstanding held as of May 10, 2004 or issued thereafter. Each Right will entitle its holder to purchase one one-thousandth of a share of National Instruments' Series A Participating Preferred Stock at an exercise price of $200 (after giving effect to the 3 for 2 stock split in the form of a stock dividend declared by the Board of Directors of the Company on January 21, 2004), subject to adjustment, under certain circumstances. The Rights Agreement was not adopted in response to any effort to acquire control of National Instruments.

     The Rights only become exercisable in certain limited circumstances following the tenth day after a person or group announces acquisitions of or tender offers for 20% or more of National Instruments' common stock. In addition, if an acquirer (subject to certain exclusions for certain current stockholders of National Instruments, an "Acquiring Person") obtains 20% or more of National Instruments' common stock, then each Right (other than the Rights owned by an Acquiring Person or its affiliates) will entitle the holder to purchase, for the exercise price, shares of National Instruments' common stock having a value equal to two times the exercise price. Under certain circumstances, the National Instruments' Board of Directors may redeem the Rights, in whole, but not in part, at a purchase price of $0.01 per Right. The Rights have no voting privileges and are attached to and automatically traded with National Instruments common stock until the occurrence of specified trigger events. The Rights will expire on the earlier of May 10, 2014 or the exchange or redemption of the Rights.


Note 8: Employee retirement plan

     The Company has a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code. Substantially all domestic employees with at least thirty days of continuous service are eligible to participate and may contribute up to 15% of their compensation. The Board of Directors has elected to make matching contributions equal to 50% of employee contributions, which may be applied, to a maximum of 6% of each participant's compensation. Employees are eligible for the Company's matching contributions after one year of continuous service. Company contributions vest immediately. The Company's policy prohibits participants from direct investment in shares of common stock of the Company. Company contributions charged to expense were $2.0 million, $1.8 million and $1.6 million in 2003, 2002 and 2001, respectively.


Note 9: Financial instruments


  Fair value of financial instruments

     The estimated fair value amounts disclosed below have been determined by the Company using available market information and valuation methodologies described below. For certain financial instruments of the Company, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amount approximates fair value due to the short-term maturity of these instruments. The estimated fair values of the other assets (liabilities) of the Company's remaining financial instruments at December 31, 2003 and 2002 are as follows (in thousands):

                                                      December 31,
                                               2003                2002
                                      --------------------  --------------------
                                       Carrying    Fair      Carrying    Fair
                                        Amount     Value      Amount     Value
                                      ---------  ---------  ---------  ---------
Short-term investments............... $141,227   $141,227   $113,638   $113,638
Other assets/liabilities:
    Forward contracts................   (5,552)    (5,552)    (2,685)    (2,685)
    Purchased options................      (35)       (35)       694        694

     The fair values of short-term investments and foreign currency forward and purchased option contracts were estimated based upon quotes from brokers as of the applicable balance sheet date.


Note 10: Derivative instruments and hedging activities

     The Company has operations in 40 countries. Approximately 53% of the Company's revenues are generated outside North America. The Company's activities expose it to a variety of market risks, including the effects of changes in foreign-currency exchange rates and interest rates. These financial risks are monitored and managed by the Company as an integral part of its overall risk management program.

     The Company maintains a foreign-currency risk management strategy that uses derivative instruments (foreign currency forward and purchased options contracts) to protect its interests from fluctuations in earnings and cash flows caused by the volatility in currency exchange rates. Movements in foreign-currency exchange rates pose a risk to the Company's operations and competitive position, since exchange rate changes may affect the profitability and cash flow of the Company, and business and/or pricing strategies of non-U.S. based competitors.


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

     The Company held forward contracts with notional amounts totaling $27.7 million and $24.1 million at December 31, 2003 and 2002, respectively, that were designated as foreign currency fair value hedges of the Company's foreign denominated receivables. The fair value of these contracts, which are for 90-day periods, is a liability of $1.6 million at December 31, 2003, and a liability of $1.3 million at December 31, 2002. The Company recorded a net loss of $4.6 million and $4.9 million for fair value hedges for the years ended December 31, 2003 and 2002, respectively, and a net gain of $2.0 million for fair value hedges for the year ended December 31, 2001, which was recorded in "Foreign Currency Gain(Loss)." The Company hedges up to 90% of its outstanding foreign denominated receivables.

     The Company held forward contracts with a notional amount of $48.6 million and $48.1 million and option contracts with notional amounts totaling $42.4 million and $86.4 million at December 31, 2003 and 2002, respectively, that were designated as foreign currency cash flow hedges related to the Company's anticipated sales transactions. The fair value of these contracts, which are for terms up to twenty-four months, is a liability of $4.0 million and $2.8 million at December 31, 2003 and 2002, respectively, and a net unrealized deferred loss of $4.0 million and $2.8 million at December 31, 2003 and 2002, respectively, recorded in "Accumulated Other Comprehensive Income." The Company hedges up to 100% of anticipated foreign currency denominated cash inflows for the following 1 to 36 months. The Company recorded a net loss of $6.9 million and net gains of $3.6 million and $4.4 million for cash flow hedges for the year ended December 31, 2003, 2002 and 2001, respectively, which was included in "Net Revenue."

     As of December 31, 2003, $3.4 million of deferred losses on cash flow hedges recorded in "Accumulated Other Comprehensive Income" are expected to be reclassified to earnings during the next twelve months. The actual foreign sales expected to occur over the next twelve months will necessitate the reclassifying to earnings of these derivative losses.

     Hedge ineffectiveness of a foreign currency option contract designated as a cash flow hedge is measured by comparing the hedging instrument's cumulative change in fair value from inception to maturity to the forecasted transaction's terminal value. No amounts were excluded from the assessment of hedge effectiveness for the years ended December 31, 2003 and 2002.


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

                                                    Years Ended December 31,
                                                 2003        2002        2001
                                              ----------  ----------  ----------
    Net sales:
    North America:
       Unaffiliated customer sales.........   $ 200,210   $ 195,770   $ 195,842
       Geographic transfers................      63,483      58,330      58,041
                                              ----------  ----------  ----------
                                                263,693     254,100     253,883
                                              ----------  ----------  ----------
    Europe:
       Unaffiliated customer sales.........     137,761     122,800     128,523
       Geographic transfers................      50,301      35,027       6,981
                                              ----------  ----------  ----------
                                                188,062     157,827     135,504
                                              ----------  ----------  ----------
    Asia Pacific:
       Unaffiliated customer sales.........      87,921      72,220      60,910
                                              ----------  ----------  ----------
    Eliminations...........................    (113,784)    (93,357)    (65,022)
                                              ----------  ----------  ----------
                                              $ 425,892   $ 390,790   $ 385,275
                                              ==========  ==========  ==========

                                                    Years Ended December 31,
                                                 2003        2002        2001
                                              ----------  ----------  ----------
Operating income:
North America..............................   $  31,649   $  31,031   $  40,624
Europe.....................................      44,428      37,789      41,229
Asia Pacific...............................      35,168      35,499      27,336
Unallocated:
Research and development expenses..........     (70,896)    (63,964)    (60,745)
                                              ----------  ----------  ----------
                                              $  40,349   $  40,355   $  48,444
                                              ==========  ==========  ==========

                                                   December 31,
                                                 2003        2002
                                              ----------  ----------
Identifiable assets:
North America..............................   $ 420,082   $ 373,066
Europe.....................................      77,963      63,600
Asia Pacific...............................      27,106      22,048
                                              ----------  ----------
                                              $ 525,151   $ 458,714
                                              ==========  ==========

     Total sales outside the United States for 2003, 2002 and 2001 were $244.9 million, $212.7 million and $189.8 million, respectively.



Note 12: Commitments, contingencies and leases

     The Company has commitments under non-cancelable operating leases primarily for office facilities and equipment. Future minimum lease payments as of December 31, 2003, for each of the next five years are as follows (in thousands):

       2004................................  $ 7,113
       2005................................    5,387
       2006................................    3,202
       2007................................    2,089
       2008................................      881
       Thereafter..........................    6,014
                                             -------
                                             $24,686

     During 2002, the Company and Trilogy Software ("Trilogy") settled a dispute regarding Trilogy's buy-out of the lease of the Company's Millenium office building which resulted in a gain of approximately $6.0 million from lease termination. As a result of additional facility lease consolidation, the Company incurred lease termination costs of approximately $2.4 million in 2002. These amounts were included in general and administrative expenses.

     Rent expense under operating leases was approximately $6.3 million, $6.3 million and $5.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     As  of  December  31,  2003,  the  Company  has   non-cancelable   purchase
commitments with various suppliers of customized inventory and inventory components totaling approximately $3.4 million over the next twelve months.

     As of December 31, 2003, the Company has outstanding guarantees for payment of foreign operating leases, customs and foreign grants totaling approximately $3.5 million.


Note 13: Litigation

     The Company has filed two complaints against The MathWorks, Inc. ("Defendant") for patent infringement. In both complaints, the Company claimed the Defendant infringes certain of its U.S. patents and the Defendant challenged the validity and enforceability of those patents and asserts that it does not infringe the claims of those patents.

     The first complaint was filed on January 25, 2001 in the U.S. District Court, Eastern District of Texas (Marshall Division). On January 30, 2003, the jury found infringement by the Defendant of three of the patents involved and awarded the Company specified damages. On June 23, 2003, the Court entered final judgement in favor of the Company in an amount of approximately $4 million and entered an injunction against Defendant's sale of its Simulink and related products. The Court stayed the injunction pending appeal of the case and required the Defendant to pay a specified royalty on its U.S. sales of the same products during the pendency of appeal. The initial judgement and the royalties on the sales of infringing products through December 31, 2003 total $4.9 million and are escrowed. On July 22, 2003, Defendant filed its Notice of Appeal and the case is currently pending on appeal before the U.S. Court of Appeals for the Federal Circuit. The final judgement has not been recorded in the financial statements of the Company pending the disposition of the appeal.

     The second complaint was filed October 21, 2002, also in the U.S. District Court, Eastern District of Texas (Marshall Division) and on August 27, 2003, the complaint was dismissed by agreement of the parties.

     On January 15, 2003, SoftWIRE Technology, LLC ("SoftWIRE") and Measurement Computing Corporation ("MCC") filed a complaint against the Company in the U.S. District Court for the District of Massachusetts asking the court to declare that SoftWIRE does not infringe certain of the Company's U.S. patents and that such patents are invalid and unenforceable. On February 21, 2003, the Company filed a complaint against SoftWIRE and MCC in the U.S. District Court, Eastern District of Texas (Marshall Division) claiming that both SoftWIRE and MCC infringe the same and certain other of the Company's U.S. patents. SoftWIRE and MCC challenge the validity and enforceability of these patents and assert that they do not infringe any of these patents. In the Eastern District action, the Company seeks monetary damages and injunction of the sale of certain products of SoftWIRE and MCC as well as attorney's fees and costs. By order of the Court, the Eastern District action was transferred to the U.S. District Court for the District of Massachusetts on May 9, 2003, and has been consolidated with the previously-filed SoftWIRE action, which also includes counterclaims by the Company that are the same in substance as the Company's claims in the Eastern District action. On June 12, 2003, SoftWIRE moved for leave to amend its complaint in order to allege that the Company infringes two U.S. patents that SoftWIRE acquired by purchase on May 23, 2003. On November 5, 2003, the Court granted SoftWIRE's motion to amend, thereby adding SoftWIRE's two patents to the litigation. With respect to those two SoftWIRE patents, SoftWIRE seeks monetary damages and injunction of the sale of certain products of the Company as well as attorney's fees and costs. The Company challenges the validity, enforceability and alleged infringement of those patents and intends to vigorously defend against SoftWIRE's claims. Discovery in the litigation is underway. During the fourth quarter of 2003, the Company accrued $3.8 million related to its probable loss from this contingency, which consists solely of anticipated patent defense costs that are probable of being incurred. However, the outcome of any litigation is inherently uncertain and there can be no assurance as to the ultimate outcome of this matter or any other litigation. The Company did not make any charges against this accrual during calendar 2003.


Note 14: Related party transactions

     During 2002, the Company contributed approximately $3.6 million to the National Instruments Foundation, a 501(c)(3) charitable foundation established in 2002 for the purpose of continued promotion of scientific and engineering research and education at higher education institutions worldwide. This contribution was recorded as general and administrative expense in 2002. Two of the four directors of the National Instruments Foundation are current officers of National Instruments.


Note 15: Quarterly results (unaudited)

     The following quarterly results have been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The unaudited quarterly financial data for each of the eight quarters in the two years ended December 31, 2003 are as follows (in thousands, except per share data):

                                                    Three Months Ended
                                          --------------------------------------
                                          Mar. 31,  Jun. 30,  Sep. 30,  Dec. 31,
                                            2003      2003      2003      2003
                                          --------  --------  --------  --------
Net sales............................     $ 99,173  $100,165  $104,644  $121,910
Gross profit.........................       73,160    73,015    77,210    90,835
Operating income.....................        8,324     8,814     9,758    13,453
Net income...........................        6,763     7,404     7,954    11,248
Basic earnings per share.............     $   0.13  $   0.14  $   0.15  $   0.22
Weighted average shares
 outstanding-basic...................       51,156    51,490    51,532    51,869
Diluted earnings per share...........     $   0.13  $   0.14  $   0.15  $   0.21
Weighted average shares
 outstanding-diluted.................       53,273    53,633    53,932    54,408
Dividends declared per share.........     $     --  $     --  $   0.05  $   0.05

                                                    Three Months Ended
                                          --------------------------------------
                                          Mar. 31,  Jun. 30,  Sep. 30,  Dec. 31,
                                            2002      2002      2002      2002
                                          --------  --------  --------  --------
Net sales............................     $ 94,739  $ 93,505  $ 96,020  $106,525
Gross profit.........................       69,381    66,902    70,824    78,597
Operating income.....................       10,255     8,760     8,606    12,735
Net income...........................        7,367     7,388     6,685     9,965
Basic earnings per share.............     $   0.14  $   0.14  $   0.13  $   0.20
Weighted average shares
 outstanding-basic...................       51,205    51,449    51,195    51,013
Diluted earnings per share...........     $   0.14  $   0.14  $   0.13  $   0.19
Weighted average shares
 outstanding-diluted.................       53,953    53,974    52,906    52,875


Note 16: Subsequent Events

The Company's Board of Directors declared on January 21, 2004, a quarterly cash dividend of $0.05 per common share, payable February 20, 2004, to shareholders of record February 5, 2004.

The Company's Board of Directors declared on January 21, 2004, a stock split effected in the form of a dividend of one share of common stock for each two shares of common stock outstanding. The dividend is payable on or about February 20, 2004 to holders of record as of the close of business on February 5, 2004.

                                                                     SCHEDULE II

                        NATIONAL INSTRUMENTS CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

Allowance for doubtful accounts:


                                          Balance at   Provision for   Write-Offs   Balance at
                                          Beginning       Bad Debt     Charged to     End of
Year               Description            of Period       Expense      Allowances     Period
----               -----------            ---------    -------------   ----------   ----------
2001... Allowance for doubtful accounts   $ 4,516         $ 1,579       $ 1,175      $ 4,920
2002... Allowance for doubtful accounts     4,920            (840)          329        3,751
2003... Allowance for doubtful accounts     3,751             501         1,008        3,244



Valuation allowances for excess and obsolete inventories:

                                          Balance at     Provision     Write-Offs   Balance at
                                          Beginning     Charged to     Charged to     End of
Year               Description            of Period    Cost of Sales   Allowances     Period
----               -----------            ---------    -------------   ----------   ----------
2001... Valuation allowances for excess
        and obsolete inventories          $ 2,466         $ 1,082       $   682      $ 2,866
2002... Valuation allowances for excess
        and obsolete inventories            2,866           1,818         1,212        3,472
2003... Valuation allowances for excess
        and obsolete inventories            3,472             766           391        3,847
