Form 10-Q
period 2004-03-31
NATIONAL INSTRUMENTS CORP /DE/
filed 2004-04-30
CIK 935494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

For the fiscal quarter ended:  March 31, 2004 or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 126-2 of the Act). Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at April 28, 2004
     Common Stock - $0.01 par value                       78,841,554

                        NATIONAL INSTRUMENTS CORPORATION


              INDEX

                                                                        Page No.

              PART I.  FINANCIAL INFORMATION

Item 1        Financial Statements:

                 Consolidated Balance Sheets
                 March 31, 2004 (unaudited) and December 31, 2003..............3

                 Consolidated Statements of Income (unaudited)
                 three months ended March 31, 2004 and 2003....................4

                 Consolidated Statements of Cash Flows (unaudited)
                 three months ended March 31, 2004 and 2003....................5

                 Notes to Consolidated Financial Statements....................6

Item 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................11

Item 3        Quantitative and Qualitative Disclosures about Market Risk......19

Item 4        Controls and Procedures.........................................19

              PART II.  OTHER INFORMATION

Item 1        Legal Proceedings...............................................20

Item 5        Other Information...............................................20

Item 6        Exhibits and Reports on Form 8-K................................21

              Signatures and Certifications...................................22

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                        NATIONAL INSTRUMENTS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)


                                                        March 31,   December 31,
                                                          2004          2003
                                                       ----------   ------------
Assets
Current assets:
   Cash and cash equivalents........................   $  45,564    $    53,446
   Short-term investments...........................     153,218        141,227
   Accounts receivable, net.........................      81,628         77,970
   Inventories, net.................................      51,506         38,813
   Prepaid expenses and other current assets........      12,325          9,742
   Deferred income tax, net.........................      10,736          9,927
                                                       ----------   ------------
     Total current assets...........................     354,977        331,125
Property and equipment, net.........................     150,768        151,612
Intangibles and other assets, net...................      43,065         42,414
                                                       ----------   ------------
     Total assets...................................   $ 548,810    $   525,151
                                                       ==========   ============
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable.................................   $  35,602    $    29,567
   Accrued compensation.............................      15,977         12,302
   Accrued expenses and other liabilities...........      22,450         24,419
   Income taxes payable.............................         460             --
   Other taxes payable..............................       8,575          9,507
                                                       ----------   ------------
     Total current liabilities......................      83,064         75,795
Deferred income taxes, net..........................      10,310          9,904
                                                       ----------   ------------
     Total liabilities..............................      93,374         85,699
                                                       ----------   ------------
Commitments and contingencies.......................          --             --
Stockholders' equity:
   Preferred stock:  par value $0.01; 5,000,000
   shares authorized; 0 and 0 shares issued and
   outstanding, respectively........................          --             --
   Common stock:  par value $.01; 180,000,000
   shares authorized; 78,604,216 and 78,269,235
   shares issued and outstanding, respectively......         786            783
   Additional paid-in capital.......................      99,472         95,070
   Retained earnings................................     360,206        349,994
   Accumulated other comprehensive loss.............      (5,028)        (6,395)
                                                       ----------   ------------
     Total stockholders' equity.....................     455,436        439,452
                                                       ----------   ------------
     Total liabilities and stockholders' equity.....   $ 548,810    $   525,151
                                                       ==========   ============

   The accompanying notes are an integral part of these financial statements.

                         NATIONAL INSTRUMENTS CORPORATION
                         CONSOLIDATED STATEMENTS OF INCOME
                       (in thousands, except per share data)
                                    (unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                             2004        2003
                                                          ----------  ----------
Net sales..............................................   $ 124,638   $  99,173
Cost of sales..........................................      31,570      26,013
                                                          ----------  ----------
   Gross profit........................................      93,068      73,160
                                                          ----------  ----------
Operating expenses:
   Sales and marketing.................................      46,697      38,545
   Research and development............................      19,990      15,251
   General and administrative..........................      10,036      11,040
                                                          ----------  ----------
      Total operating expenses.........................      76,723      64,836
                                                          ----------  ----------

      Operating income.................................      16,345       8,324

Other income (expense):
   Interest income, net................................         712         686
   Net foreign exchange loss...........................          (2)        (14)
   Other income........................................          48          21
                                                          ----------  ----------
Income before income taxes.............................      17,103       9,017
Provision for income taxes.............................       4,276       2,254
                                                          ----------  ----------
      Net income.......................................   $  12,827   $   6,763
                                                          ==========  ==========
Basic earnings per share...............................   $    0.16   $    0.09
                                                          ==========  ==========
Weighted average shares outstanding - basic............      77,964      76,734
                                                          ==========  ==========
Diluted earnings per share.............................   $    0.16   $    0.08
                                                          ==========  ==========
Weighted average shares outstanding - diluted..........      81,905      79,910
                                                          ==========  ==========
Dividends declared per share...........................   $    0.03   $      --
                                                          ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                             2004        2003
                                                          ----------  ----------
Cash flow from operating activities:
   Net income...........................................  $  12,827   $   6,763
   Adjustments to reconcile net income to cash provided
   by operating activities:
      Charges to income not requiring cash outlays:
        Depreciation and amortization...................      5,915       6,097
        Benefit from deferred income taxes..............       (403)       (582)
        Tax benefit from stock option plans.............      1,244         752
      Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable......     (3,658)        752
        Decrease (increase) in inventories..............    (12,693)      1,677
        Decrease (increase) in prepaid expenses and
        other assets....................................     (1,478)      2,336
        Increase (decrease) in current liabilities......      7,269      (4,317)
                                                          ----------  ----------
      Net cash provided by operating activities.........      9,023      13,478
                                                          ----------  ----------

Cash flow from investing activities:
   Capital expenditures.................................     (3,030)     (3,113)
   Capitalization of internally developed software......     (2,039)     (4,581)
   Additions to other intangibles.......................       (391)     (3,516)
   Purchases of short-term investments..................    (48,636)    (37,272)
   Sales and maturities of short-term investments.......     36,645      29,875
                                                          ----------  ----------
      Net cash used in investing activities.............    (17,451)    (18,607)
                                                          ----------  ----------

Cash flow from financing activities:
   Net proceeds from issuance of common stock under
   employee plans.......................................      3,161       1,743
   Dividends paid.......................................     (2,615)         --
                                                          ----------  ----------
      Net cash provided by financing activities.........        546       1,743
                                                          ----------  ----------

Net decrease in cash and cash equivalents...............     (7,882)     (3,386)
Cash and cash equivalents at beginning of period........     53,446      40,240
                                                          ----------  ----------
Cash and cash equivalents at end of period..............  $  45,564   $  36,854
                                                          ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of National Instruments Corporation and its consolidated subsidiaries at March 31, 2004 and December 31, 2003, and the results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.


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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three-month periods ended March 31, 2004 and 2003, respectively, are as follows (in thousands):

                                                       March 31,
                                                -----------------------
                                                      (unaudited)
                                                   2004         2003
                                                ----------   ----------
Weighted average shares outstanding-basic.....     77,964       76,734
Plus: Common share equivalents
    Stock options.............................      3,941        3,176
                                                ----------   ----------
Weighted average shares outstanding-diluted...     81,905       79,910
                                                ==========   ==========

Stock options to acquire 217,000 and 2,306,000 shares for the quarters ended March 31, 2004 and 2003, respectively, were excluded in the computations of diluted EPS because the effect of including the options would have been anti-dilutive.


NOTE 3 - Inventories

Inventories consist of the following (in thousands):

                               March 31,   December 31,
                              -------------------------
                                     (unaudited)
                                 2004          2003
                              -----------  ------------
Raw materials..............   $  24,619    $   17,513
Work-in-process............       2,169         1,625
Finished goods.............      24,718        19,675
                              -----------  ------------
                              $  51,506    $   38,813
                              ===========  ============

NOTE 4 - Comprehensive Income

The Company's comprehensive income is comprised of net income, foreign currency translation and unrealized gains and losses on forward and option contracts and securities available for sale. Comprehensive income for the three-month periods ended March 31, 2004 and 2003 was as follows:

                                                  Three Months Ended
                                                       March 31,
                                                ----------------------
                                                      (unaudited)
                                                   2004        2003
                                                ----------  ----------
                                                     (in thousands)
Comprehensive income:
  Net income.................................   $  12,827   $   6,763
  Foreign currency translation...............        (154)        610
  Unrealized gains (losses) on derivative
   instruments...............................       1,521        (657)
  Unrealized losses on securities
   available for sale........................          --         (92)
                                                ----------  ----------
Total comprehensive income...................   $  14,194   $   6,624
                                                ==========  ==========


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

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                                (unaudited)
                                                             2004        2003
                                                          ----------  ----------
Net income, as reported...............................    $  12,827   $   6,763
Stock-based compensation included in reported net
 income, net of related tax effects...................           --          --
Total stock-based compensation expense determined
 under fair value method for all awards, net of
 related tax effects..................................       (2,523)     (2,736)
                                                          ----------  ----------
Pro-forma net income..................................    $  10,304   $   4,027
                                                          ----------  ----------
Earnings per share:
Basic - as reported...................................    $    0.16   $    0.09
Basic - pro-forma.....................................    $    0.13   $    0.05
Diluted - as reported.................................    $    0.16   $    0.08
Diluted - pro-forma...................................    $    0.13   $    0.05

NOTE 6 - Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

National Instruments has 5,000,000 authorized shares of preferred stock. On January 21, 2004, the Board of Directors of National Instruments designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with its adoption of a Preferred Stock Rights Agreement (the "Rights Agreement") and declaration of a dividend of one preferred share purchase right (a "Right") for each share of common stock outstanding held as of May 10, 2004 or issued thereafter. Each Right will entitle its holder to purchase one one-thousandth of a share of National Instruments' Series A Participating Preferred Stock at an exercise price of $200 (after giving effect to the 3 for 2 stock split in the form of a stock dividend declared by the Board of Directors of the Company of January 21, 2004), subject to adjustment, under certain circumstances. The Rights Agreement was not adopted in response to any effort to acquire control of National Instruments.

The Rights only become exercisable in certain limited circumstances following the tenth day after a person or group announces acquisitions of or tender offers for 20% or more of National Instruments' common stock. In addition, if an acquirer (subject to certain exclusions for certain current stockholders of National Instruments, an "Acquiring Person") obtains 20% or more of National Instruments' common stock, then each Right (other than the Rights owned by and Acquiring Person or its affiliates) will entitle the holder to purchase, for the exercise price, shares of National Instruments" common stock having a value equal to two times the exercise price. Under certain circumstances, the National Instruments' Board of Directors may redeem the Rights, in whole, but not in part, at a purchase price of $0.01 per Right. The Rights have no voting privileges and are attached to and automatically traded with National Instruments common stock until the occurrence of specified trigger events. The Rights will expire on the earlier of May 10, 2014 or the exchange or the redemption of the Rights.


NOTE 7 - Commitments and Contingencies

The Company offers a one or two-year limited warranty on most hardware products and a 90-day warranty on software products, which is included in the sales price of many of its products. Provision is made for estimated future warranty costs at the time of sale.

The warranty reserve was as follows (in thousands):

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                                (unaudited)
                                                             2004        2003
                                                          ----------  ----------
Balance at the beginning of the period...................  $   715     $   715
Accruals for warranties issued during the period.........      394         247
Settlements made (in cash or in kind) during the period..     (294)       (247)
                                                          ----------  ----------
Balance at the end of the period.........................  $   815     $   715
                                                          ==========  ==========

As of March 31, 2004, the Company has outstanding guarantees for payment of foreign leases, customs and foreign grants totaling approximately $3.5 million.

As of March 31, 2004, the Company has non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $4.5 million over the next twelve months.

NOTE 8 - Segment Information

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

                                                     Three Months Ended
                                                          March 31,
                                                   ----------------------
                                                        (unaudited)
                                                      2004        2003
                                                   ----------  ----------
Net sales:
Americas:
  Unaffiliated customer sales....................  $  57,407   $  46,659
  Geographic transfers...........................     21,213      13,891
                                                   ----------  ----------
                                                      78,620      60,550
                                                   ----------  ----------

Europe:
  Unaffiliated customer sales....................     39,759      31,276
  Geographic transfers...........................     14,115      11,203
                                                   ----------  ----------
                                                      53,874      42,479
                                                   ----------  ----------

Asia Pacific:
  Unaffiliated customer sales....................     27,472      21,238
                                                   ----------  ----------
Eliminations.....................................    (35,328)    (25,094)
                                                   ----------  ----------
                                                   $ 124,638   $  99,173
                                                   ==========  ==========

                                                     Three Months Ended
                                                          March 31,
                                                   ----------------------
                                                        (unaudited)
                                                      2004        2003
                                                   ----------  ----------
Operating income:
Americas.........................................  $  12,715   $   5,897
Europe...........................................     12,462       8,211
Asia Pacific.....................................     11,158       9,467
Unallocated:
Research and development expenses................    (19,990)    (15,251)
                                                   ----------  ----------
                                                   $  16,345   $   8,324
                                                   ==========  ==========

                                                     March 31,    December 31,
                                                       2004          2003
                                                   ---------------------------
                                                           (unaudited)
Identifiable assets:
Americas.........................................  $   442,552    $   420,082
Europe...........................................       74,684         77,963
Asia Pacific.....................................       31,574         27,106
                                                   ------------   ------------
                                                   $   548,810    $   525,151
                                                   ============   ============

Total sales outside the United States for the quarters ended March 31, 2004 and 2003 were $73.3 million and $56.8 million, respectively.

NOTE 9 - Litigation

The Company has filed two complaints against The MathWorks, Inc. ("Defendant") for patent infringement. In both complaints, the Company claimed the Defendant infringes certain of its U.S. patents and the Defendant challenged the validity and enforceability of those patents and asserts that it does not infringe the claims of those patents.

The first complaint was filed on January 25, 2001 in the U.S. District Court, Eastern District of Texas (Marshall Division). On January 30, 2003, the jury found infringement by the Defendant of three of the patents involved and awarded the Company specified damages. On June 23, 2003, the Court entered final judgment in favor of the Company in an amount of approximately $4 million and entered an injunction against Defendant's sale of its Simulink and related products. The Court stayed the injunction pending appeal of the case and required the Defendant to pay a specified royalty on its U.S. sales of the same products during the pendency of appeal. The initial judgement and the royalties on the sales of infringing products through March 31, 2004 total $5.8 million and are escrowed. On July 22, 2003, Defendant filed its Notice of Appeal and the case is currently pending on appeal before the U.S. Court of Appeals for the Federal Circuit. The final judgment has not been recorded in the financial statements of the Company pending the disposition of the appeal.

The second complaint was filed October 21, 2002, also in the U.S. District Court, Eastern District of Texas (Marshall Division) and on August 27, 2003, the complaint was dismissed by agreement of the parties.

On January 15, 2003, SoftWIRE Technology, LLC ("SoftWIRE") and Measurement Computing Corporation ("MCC") filed a complaint against the Company in the U.S. District Court for the District of Massachusetts asking the court to declare that SoftWIRE does not infringe certain of the Company's U.S. patents and that such patents are invalid and unenforceable. On February 21, 2003, the Company filed a complaint against SoftWIRE and MCC in the U.S. District Court, Eastern District of Texas (Marshall Division) claiming that both SoftWIRE and MCC infringe the same and certain other of the Company's U.S. patents. SoftWIRE and MCC challenge the validity and enforceability of these patents and assert that they do not infringe any of these patents. In the Eastern District action, the Company seeks monetary damages and injunction of the sale of certain products of SoftWIRE and MCC as well as attorney's fees and costs. By order of the Court, the Eastern District action was transferred to the U.S. District Court for the District of Massachusetts on May 9, 2003, and has been consolidated with the previously-filed SoftWIRE action, which also includes counterclaims by the Company that are the same in substance as the Company's claims in the Eastern District action. On June 12, 2003, SoftWIRE moved for leave to amend its complaint in order to allege that the Company infringes two U.S. patents that SoftWIRE acquired by purchase on May 23, 2003. On November 5, 2003, the Court granted SoftWIRE's motion to amend, thereby adding SoftWIRE's two patents to the litigation. With respect to those two SoftWIRE patents, SoftWIRE seeks monetary damages and injunction of the sale of the Company's LabVIEW software products, as well as attorney's fees and costs. The Company challenges the validity, enforceability and alleged infringement of those patents and intends to vigorously defend against SoftWIRE's claims. Discovery in the litigation is underway. During the fourth quarter of 2003, the Company accrued $3.8 million related to its probable loss from this contingency, which consists solely of anticipated patent defense costs that are probable of being incurred. However, the outcome of any litigation is inherently uncertain and there can be no assurance as to the ultimate outcome of this matter or any other litigation. The Company charged approximately $447,000 against this accrual during the first quarter of 2004.


NOTE 10 - Subsequent Event

The Company's Board of Directors declared on April 27, 2004, a quarterly cash dividend of $0.05 per common share, payable June 1, 2004, to shareholders of record on May 11, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding the future financial performance or operations of the Company
(including, without limitation, statements to the effect that the Company "expects," "plans," "may," "will," "believes," "projects," "continues," or "estimates" or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the Market Risk section, the Factors Affecting the Company's Business and Prospects section and financial statement line item discussions below. Readers are also encouraged to refer to the documents regularly filed by the Company with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for further discussion of the Company's business and the risks attendant thereto.

Results of Operations

     The following table sets forth, for the periods  indicated,  the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
consolidated statements of income:

                                        Three Months Ended
                                             March 31,
                                      -----------------------
                                         2004         2003
                                      ----------   ----------
Net sales:
   Americas                               46.1%        47.1%
   Europe                                 31.9         31.5
   Asia Pacific                           22.0         21.4
                                      ----------   ----------
   Consolidated net sales                100.0        100.0
Cost of sales                             25.3         26.2
                                      ----------   ----------
   Gross profit                           74.7         73.8
Operating expenses:
   Sales and marketing                    37.5         38.9
   Research and development               16.0         15.4
   General and administrative              8.1         11.1
                                      ----------   ----------
   Total operating expenses               61.6         65.4
                                      ----------   ----------
      Operating income                    13.1          8.4
Other income (expense):
   Interest income, net                    0.6          0.7
   Net foreign exchange loss                --           --
   Other income                             --           --
                                      ----------   ----------
Income before income taxes                13.7          9.1
Provision for income taxes                 3.4          2.3
                                      ----------   ----------
   Net income                             10.3%         6.8%
                                     ==========    ==========

     Net Sales. Consolidated net sales for the first quarter of 2004 increased by $25.5 million or 26% from the comparable prior year quarter. The Company believes the increase in sales is primarily attributable to the introduction of new and upgraded products, the continued recovery in the global economy, an increased market acceptance of the Company's products in Asia and North America, and the strength of the Euro. North American sales in the first quarter of 2004 increased by 23% from the first quarter of 2003.

     Sales outside of North America, as a percentage of consolidated sales for the quarter ended March 31, 2004, increased to 53.9% from 52.9% in the comparable 2003 period as a result of stronger sales in Asia and a stronger Euro. Compared to the first quarter of 2003, the Company's European sales increased by 27.1% to $39.8 million for the quarter ended March 31, 2004. Sales in Asia Pacific increased by 29.4% to $27.5 million in the quarter ended March 31, 2004 compared to the same period in 2003. The Company expects sales outside of North America to continue to represent a significant portion of its revenue. The Company intends to continue to expand its international operations by increasing its presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell its products in some countries.

     Sales by the Company's direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. Between the first quarter of 2003 and the first quarter of 2004, net of hedging results, the change in the exchange rates had the effect of increasing the Company's consolidated net sales by 8%; increasing European net sales by 20% and increasing net sales in Asia Pacific by 5%. The increases in sales in Europe and Asia as a result of the change in exchange rates was partially offset by the decrease in local currency product pricing in each region. Since most of the Company's international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing operating expenses by $2.4 million, or 3.2%, for the quarter ended March 31, 2004 compared to the comparable prior year period.

     Gross Profit. As a percentage of sales, gross profit increased to 75% for the first quarter of 2004 from 74% for the first quarter of 2003. Approximately 70% of the higher margin in the first quarter of 2004 compared to the comparable prior year period is attributable to favorable foreign exchange rates. The remaining fraction of the higher margin is attributable to the favorable impact of higher sales volume. The increase in margin from the comparable prior year period was offset in part by the effects of the increase in the amortization of capitalized software costs. There can be no assurance that the Company will maintain its historical margins. The Company believes its current manufacturing capacity is adequate to meet current needs.

     Sales and Marketing. Sales and marketing expenses for the first quarter of 2004 increased to $46.7 million, a 21% increase, compared to the first quarter of 2003. Approximately 60% of the increase in these expenses in the first quarter of 2004 from the comparable prior year period was attributable to the increase in international sales and marketing personnel costs, due both from the increase in international sales and marketing personnel and from the effects of the change in currency exchange rates, with the remaining fraction of increase attributable to increases in advertising, literature cost and special event activity. As a percentage of net sales, sales and marketing expenses were 37.5% and 38.9% for the three months ended March 31, 2004 and 2003, respectively. The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on recruiting, initial marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

     Research and Development. Research and development expenses for the first quarter of 2004 increased to $20.0 million, a 31% increase, compared to $15.3 million for the three months ended March 31, 2003. As a percentage of net sales, research and development expenses increased to 16.0% for the quarter ended March 31, 2004, from 15.4% for the quarter ended March 31, 2003. The increase in research and development costs in the first quarter of 2004 was primarily due to increases in personnel costs from the hiring of additional product development engineers, and the decrease in the capitalization of software development costs. The Company plans to continue making a significant investment in research and development in order to remain competitive and support revenue growth.

     The Company capitalizes software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company amortizes such costs over the related product's estimated economic useful life, generally three years, beginning when a product becomes available for general release. Software amortization expense totaled $1.8 million and $1.4 million for the quarters ended March 31, 2004 and 2003, respectively. Software development costs capitalized were $2.0 million and $4.6 million for the quarters ended March 31, 2004 and 2003, respectively.

     General and Administrative. General and administrative expenses for the first quarter of 2004 decreased 9% to $10.0 million from $11.0 million for the comparable prior year period. As a percentage of net sales, general and administrative expenses decreased to 8.1% for the quarter ended March 31, 2004 from 11.1% for the first quarter of 2003. The decrease in general and administrative expenses in absolute amounts and as a percentage of sales for the quarter ended March 31, 2004 from the comparable prior year period, was primarily attributable to decreased litigation costs of $2.5 million associated with a legal action by the Company brought against The MathWorks, Inc. to enforce the Company's intellectual property (see Note 8 of Notes to Consolidated Financial Statements). This decrease was offset in part by increases in personnel and insurance costs, and the costs associated with the upgrade of the Company's business applications suite to Oracles' latest web-based release 11i. The Company expects that general and administrative expenses in future periods will fluctuate in absolute amounts and as a percentage of revenue.

     Interest Income, Net. Net interest income in the first quarter of 2004 increased to $712,000 from $686,000 in the first quarter of 2003. The increase in interest income in the first quarter of 2004 was primarily due to increased invested funds. The primary source of interest income is from the investment of the Company's cash.

     Net Foreign Exchange Gain (Loss). The Company experienced net foreign exchange losses in the first quarter of 2004 of $2,000 compared to losses of $14,000 in the first quarter of 2003. These results are attributable to movements between the U.S. dollar and the local currencies in countries in which the Company's sales subsidiaries are located. The Company recognizes the local currency as the functional currency of its international subsidiaries.

     The Company utilizes foreign currency forward contracts to hedge a majority of its foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. The Company typically limits the duration of its "receivables" foreign currency forward contracts to 90 days.

     The Company also utilizes foreign currency forward contracts and foreign currency purchased option contracts in order to reduce its exposure to fluctuations in future foreign currency cash flows. The Company purchases these contracts for up to 100% of its forecasted cash flows in selected currencies (primarily the euro, yen and pound sterling) and limits the duration of these contracts to 40 months. The foreign currency purchased option contracts are purchased "at-the-money" or "out-of-the-money." As a result, the Company's hedging activities only partially address its risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. The Company does not invest in contracts for speculative purposes. The Company's hedging strategy reduced the foreign exchange gains by $1.7 million for the quarter ended March 31, 2004 and reduced the foreign exchange gains by $1.7 million for the quarter ended March 31, 2003.

     Provision for Income Taxes. The provision for income taxes reflects an effective tax rate of 25% for the three months ended March 31, 2004 and 25% for the three months ended March 31, 2003. The Company's effective tax rate is lower than the U.S. federal statutory rate of 35% primarily as a result of the extraterritorial income exclusion, tax-exempt interest and reduced tax rates in certain foreign jurisdictions.

Liquidity and Capital Resources

     The Company is currently financing its operations and capital expenditures through cash flow from operations. At March 31, 2004, the Company had working capital of approximately $271.9 million compared to $255.3 million at December 31, 2003. Net cash provided by operating activities in the first quarter of 2004 and 2003 totaled $9.0 million and $13.5 million, respectively.

     Accounts receivable increased to $81.6 million at March 31, 2004 from $78.0 million at December 31, 2003. Receivable days outstanding increased to 60 at March 31, 2004 compared to 57 at March 31, 2003. Consolidated inventory balances increased to $51.5 million at March 31, 2004 from $38.8 million at December 31, 2003. The increase in inventory was due to the planned increase in safety stock inventory. Inventory turns decreased to 2.4 for the quarter ended March 31, 2004 from turns of 2.7 for the quarter ended March 31, 2003. Cash used in the first three months of 2004 for the purchase of property and equipment totaled $3.0 million, for the capitalization of internally developed software costs totaled $2.0 million, and for additions to other intangibles totaled $391,000. Cash used in the first three months of 2003 for the purchase of property and equipment totaled $3.1 million, for the capitalization of internally developed software costs totaled $4.6 million, and for additions to other intangibles totaled $3.5 million.

     Cash provided by the issuance of common stock totaled $3.2 million and $1.7 million for the first quarter of 2004 and 2003, respectively, and cash used for the payment of dividends totaled $2.6 million and $0 for the first quarter of 2004 and 2003, respectively. The issuance of common stock was primarily to employees under the Company's Employee Stock Purchase and Stock Option Plans.

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances and internally generated funds. As of March 31, 2004 and 2003, the Company had no debt outstanding. The Company believes that its cash flow from operations, if any, existing cash balances and short-term investments will be sufficient to meet its cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months will depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth.

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

     The Company has no debt or off-balance sheet debt. At March 31, 2004, the Company did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company were engaged in such relationships.

Market Risk

     The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

     Foreign Currency Hedging Activities. The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on the Company's earnings and cash flow. Accordingly, the Company utilizes purchased foreign currency option contracts and forward contracts to hedge its exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. The Company monitors its foreign exchange exposures regularly to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on its results of operations and financial position. Based on the foreign exchange instruments outstanding at March 31, 2004, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate fair market value of all instruments outstanding of approximately $8.6 million. However, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, management believes that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure.

     Short-term Investments. The fair value of the Company's investments in marketable securities at March 31, 2004 was $153.2 million. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies its marketable securities portfolio by investing in multiple types of investment-grade securities. The Company's investment portfolio is primarily invested in securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on the Company's investment portfolio and interest rates at March 31, 2004, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $770,000, respectively, in the fair value of the investment portfolio. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

Factors Affecting the Company's Business and Prospects

     U.S./Global Economic Slowdown. As occurred in recent years, the markets in which the Company does business could again experience the negative effects of a slowdown in the U.S. and/or global economies. Additionally, the Company could be impacted by the effects of any recurrence of the SARS virus, either through increased difficulty or costs of the export of products into affected regions, the import of components used in the Company's products from affected regions, and/or the effects the virus or costs to contain the virus have on the economy in regions in which the Company does business, particularly Asia, which has been the highest growth region of the Company over the past three years. The Company could also be subject to or impacted by acts of terrorism and/or the effects that war or continued U.S. military action would have on the U.S. and/or global economies. The worsening of the U.S. or Global economies could result in reduced purchasing and capital spending in any of the markets served by the Company which could have a material adverse effect on the Company's operating results.

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

     Risks Associated with the Company's Web Site. The Company devotes resources to maintain its Web site as a key marketing and sales tool and expects to continue to do so in the future. There can be no assurance that the Company will be successful in its attempt to leverage the Web to increase sales. The Company hosts its Web site internally. Any failure to successfully maintain the Web site could have a significant adverse impact on the Company's operating results.

     Operation in Intensely Competitive Markets. The markets in which the Company operates are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than the Company, and the Company expects to face further competition from new market entrants in the future. A key competitor of the Company is Agilent Technologies Inc. ("Agilent"). Agilent offers its own line of instrument controllers, and also offers hardware and software add-on products for third-party desktop computers and workstations that provide solutions that directly compete with the Company's virtual instrumentation products. Agilent is aggressively advertising and marketing products that are competitive with the Company's products. Because of Agilent's strong position in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse effect on the Company's operating results.

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

     Management Information Systems. The Company relies on three primary regional centers for its management information systems. As with any information system, unforeseen issues may arise that could affect management's ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that one or more of the Company's three regional information systems could experience a complete or partial shutdown. If such a shutdown occurred near the end of a quarter it could impact the Company's product shipments and revenues, as product distribution is heavily dependent on the integrated management information systems in each region. Accordingly, operating results in that quarter would be adversely impacted. The Company is working to achieve more reliable regional management information systems to control costs and improve its ability to deliver its products in substantially all of its direct markets worldwide. No assurance can be given that the Company's efforts will be successful. The failure to receive adequate, accurate and timely financial information could inhibit management's ability to make effective and timely decisions.

     During the quarter ending December 31, 2004, the Company will be upgrading its European business applications suite to Oracle's latest web-based release 11i. There can be no assurance that the Company will not experience difficulties implementing the new system. Difficulties or delays in the implementation may interrupt normal Company operations, including the ability to: provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. Any disruptions occurring in the implementation of the system may have a material adverse effect on the Company's operating results.

     Risks Associated with International Operations and Foreign Economies. International sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. The Company must also comply with various import and export regulations. Failure to comply with these regulations could result in fines and/or termination of import and export privileges, which could have a material adverse effect on the Company's operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by the Company's international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Between the first quarter of 2004 and the first quarter of 2003, net of hedging results, the change in exchange rates had the effect of increasing the Company's consolidated sales by $7.3 million, or 8%, compared to the first quarter of 2003. Since most of the Company's international operating expenses are also included in local currencies, the change in exchange rates had the effect of increasing operating expenses by $2.4 million for the quarter ended March 31, 2004 compared to the comparable prior year period. If the U.S. dollar weakens in the future, it could result in the Company having to reduce prices locally in order for its products to remain competitive in the local marketplace. If the U.S. dollar strengthens in the future, and the Company is unable to successfully raise its international selling prices, it could have a material adverse effect on the Company's operating results.

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

     Stock-based  Compensation  Plans.  The Company  has two active  stock-based compensation plans and one inactive plan. The two active stock-based compensation plans are the 1994 Incentive Stock Option Plan and the Employee Stock Purchase Plan. The Company currently adheres to the disclosure only provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and as such, no compensation cost has been recognized in the Company's financial statements for the stock option plan and the stock purchase plan. The Company is currently monitoring the recent proposal requiring changes in the accounting treatment for stock options. The Company will comply with any changes in the accounting of stock options required by the FASB and the Securities and Exchange Commission.

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

     Proprietary Rights and Intellectual Property Litigation. The Company's success depends on its ability to obtain and maintain patents and other proprietary rights relative to the technologies used in its principal products. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may have in the past infringed or violated certain of the Company's intellectual property rights. The Company from time to time engages in litigation to protect its intellectual property rights. In monitoring and policing its intellectual property rights, the Company has been and may be required to spend significant resources. The Company from time to time may be notified that it is infringing certain patent or intellectual property rights of others. There can be no assurance that the SoftWIRE case and/or other existing litigation, and any other intellectual property litigation initiated in the future, will not cause significant litigation expense, liability, injunction against some of the Company's products, and a diversion of management's attention, any of which may have a material adverse effect on the Company's operating results.

     Dependence on Key Management and Technical Personnel. The Company's success depends to a significant degree upon the continued contributions of its key management, sales, marketing, research and development and operational personnel, including Dr. Truchard, the Company's Chairman and Chief Executive Officer, and other members of senior management and key technical personnel. The Company has no agreements providing for the employment of any of its key employees for any fixed term and the Company's key employees may voluntarily terminate their employment with the Company at any time. The loss of the services of one or more of the Company's key employees in the future could have a material adverse effect on the Company's operating results. The Company also believes its future success will depend upon its ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, as well as training, motivating and supervising employees. In addition, the recruiting environment for software engineering, sales and other technical professionals is very competitive. Competition for qualified software engineers is particularly intense and is likely to result in increased personnel costs. Failure to attract or retain qualified software engineers could have an adverse effect on the Company's operating results. The Company also recruits and employs foreign nationals to achieve its hiring goals primarily for engineering and software positions. There can be no guarantee that the Company will continue to be able to recruit foreign nationals at the current rate. These factors further intensify competition for key personnel, and there can be no assurance that the Company will be successful in retaining its existing key personnel or attracting and retaining additional key personnel. Failure to attract and retain a sufficient number of the Company's key personnel could have a material adverse effect on the Company's operating results.

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

Item 4. Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer, based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), required by paragraph (b) of Rule 13a - 15 or Rule 15d - 15, as of March 31, 2004, have concluded that the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. During the quarter ended March 31, 2004, there were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a - 15 or Rule 15d - 15 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

     The first complaint was filed on January 25, 2001 in the U.S. District Court, Eastern District of Texas (Marshall Division). On January 30, 2003, the jury found infringement by the Defendant of three of the patents involved and awarded the Company specified damages. On June 23, 2003, the Court entered final judgment in favor of the Company in an amount of approximately $4 million and entered an injunction against Defendant's sale of its Simulink and related products. The Court stayed the injunction pending appeal of the case and required the Defendant to pay a specified royalty on its U.S. sales of the same products during the pendency of appeal. The initial judgement and the royalties on the sales of infringing products through March 31, 2004 total $5.8 million and are escrowed. On July 22, 2003, Defendant filed its Notice of Appeal and the case is currently pending on appeal before the U.S. Court of Appeals for the Federal Circuit. The final judgment has not been recorded in the financial statements of the Company pending the disposition of the appeal.

     The second complaint was filed October 21, 2002, also in the U.S. District Court, Eastern District of Texas (Marshall Division) and on August 27, 2003, the complaint was dismissed by agreement of the parties.

     On January 15, 2003, SoftWIRE Technology, LLC ("SoftWIRE") and Measurement Computing Corporation ("MCC") filed a complaint against the Company in the U.S. District Court for the District of Massachusetts asking the court to declare that SoftWIRE does not infringe certain of the Company's U.S. patents and that such patents are invalid and unenforceable. On February 21, 2003, the Company filed a complaint against SoftWIRE and MCC in the U.S. District Court, Eastern District of Texas (Marshall Division) claiming that both SoftWIRE and MCC infringe the same and certain other of the Company's U.S. patents. SoftWIRE and MCC challenge the validity and enforceability of these patents and assert that they do not infringe any of these patents. In the Eastern District action, the Company seeks monetary damages and injunction of the sale of certain products of SoftWIRE and MCC as well as attorney's fees and costs. By order of the Court, the Eastern District action was transferred to the U.S. District Court for the District of Massachusetts on May 9, 2003, and has been consolidated with the previously-filed SoftWIRE action, which also includes counterclaims by the Company that are the same in substance as the Company's claims in the Eastern District action. On June 12, 2003, SoftWIRE moved for leave to amend its complaint in order to allege that the Company infringes two U.S. patents that SoftWIRE acquired by purchase on May 23, 2003. On November 5, 2003, the Court granted SoftWIRE's motion to amend, thereby adding SoftWIRE's two patents to the litigation. With respect to those two SoftWIRE patents, SoftWIRE seeks monetary damages and injunction of the sale of the Company's LabVIEW software products, as well as attorney's fees and costs. The Company challenges the validity, enforceability and alleged infringement of those patents and intends to vigorously defend against SoftWIRE's claims. Discovery in the litigation is underway. During the fourth quarter of 2003, the Company accrued $3.8 million related to its probable loss from this contingency, which consists solely of anticipated patent defense costs that are probable of being incurred. However, the outcome of any litigation is inherently uncertain and there can be no assurance as to the ultimate outcome of this matter or any other litigation. The Company charged approximately $447,000 against this accrual during the first quarter of 2004.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

     3.1(2)  Certificate of Incorporation, as amended, of the Company
     3.2(2)  Amended and Restated Bylaws of the Company
     4.1(1)  Specimen of Common Stock certificate of the Company
     4.2(3) Rights Agreement dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A.
     10.1(1) Form of Indemnification Agreement
     10.2(1) 1994 Incentive Plan*
     10.3(1) 1994 Employee Stock Purchase Plan*
     10.4(4) Agreement regarding Terms of Employment
     31.1    Certification of Chief Executive Officer Pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     31.2    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (1) Incorporated by reference to the Company's Registration Statement of Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
     (2) Incorporated by reference to the same-number exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
     (3) Incorporated by reference to the same-numbered exhibit filed with the Company's Current Report on Form 8-K filed on January 28, 2004.
     (4) Incorporated by reference to the same-numbered exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

      *     Management Contract or Compensatory Plan or Arrangement

(b) Reports on Form 8-K.

     In connection with the Company's earnings press release for the fiscal year ended December 31, 2003, the Company furnished a Current Report on Form 8-K on January 21, 2004.

     In connection with the Company's adoption of a stockholder rights plan, the Company filed a Current Report on Form 8-K on January 28, 2004.

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





Dated: April 30, 2004