Form 10-Q
period 2004-06-30
NATIONAL INSTRUMENTS CORP /DE/
filed 2004-08-05
CIK 935494

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X    Quarterly report pursuant to Section 13 or 15(d)of the Securities Exchange
---   Act of 1934

For the fiscal quarter ended:  June 30, 2004 or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at August 4, 2004
     Common Stock - $0.01 par value                   78,811,495

                        NATIONAL INSTRUMENTS CORPORATION


         INDEX

         PART I.  FINANCIAL INFORMATION                                 Page No.
                                                                        --------

Item 1   Financial Statements:

            Consolidated Balance Sheets (unaudited)
            June 30, 2004 and December 31, 2003............................3

            Consolidated Statements of Income (unaudited)
            Three months and six months ended June 30, 2004 and 2003.......4

            Consolidated Statements of Cash Flows (unaudited)
            Six months ended June 30, 2004 and 2003........................5

            Notes to Consolidated Financial Statements.....................6

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................11

Item 3   Quantitative and Qualitative Disclosures about Market Risk.......20

Item 4   Controls and Procedures..........................................20

         PART II.  OTHER INFORMATION

Item 1   Legal Proceedings................................................22

Item 2   Changes in Securities, Use of Proceeds and Issuer Purchases
         of Equity Securities............................................ 23

Item 4   Submission of Matters to a Vote of Security Holders..............23

Item 5   Other Information................................................23

Item 6   Exhibits and Reports on Form 8-K.................................24

         Signature........................................................25

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                        NATIONAL INSTRUMENTS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                        June 30,    December 31,
                                                          2004          2003
                                                       -----------  ------------
Assets
Current assets:
   Cash and cash equivalents.......................    $   46,199   $    53,446
   Short-term investments..........................       145,708       141,227
   Accounts receivable, net........................        85,091        77,970
   Inventories, net................................        60,431        38,813
   Prepaid expenses and other current assets.......        14,961         9,742
   Deferred income tax, net........................        11,551         9,927
                                                       -----------  ------------
      Total current assets.........................       363,941       331,125
Property and equipment, net........................       150,462       151,612
Intangibles, net and other assets..................        42,721        42,414
                                                       -----------  ------------
      Total assets.................................    $  557,124   $   525,151
                                                       ===========  ============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable................................    $   35,102   $    29,567
   Accrued compensation............................        18,003        12,302
   Deferred revenue................................        10,031         8,148
   Accrued expenses and other liabilities..........        10,261        16,271
   Other taxes payable.............................         8,367         9,507
                                                       -----------  ------------
      Total current liabilities....................        81,764        75,795
Deferred income taxes..............................        10,391         9,904
                                                       -----------  ------------
      Total liabilities............................        92,155        85,699
                                                       -----------  ------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock: par value $0.01; 5,000,000
   shares authorized; 0 and 0 shares issued and
   outstanding, respectively.......................            --            --
   Common stock: par value $0.01; 180,000,000
   shares authorized; 78,757,349 and 78,269,235
   shares issued and outstanding, respectively.....           788           783
   Additional paid-in capital......................        98,707        95,070
   Retained earnings...............................       367,621       349,994
   Accumulated other comprehensive loss............        (2,147)       (6,395)
                                                       -----------  ------------
      Total stockholders' equity...................       464,969       439,452
                                                       -----------  ------------
      Total liabilities and stockholders' equity...    $  557,124   $   525,151
                                                       ===========  ============

    The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                            Three Months Ended       Six Months Ended
                                                  June 30,               June 30,
                                          ----------------------  ----------------------
                                             2004        2003        2004        2003
                                          ----------  ----------  ----------  ----------
Net sales..............................   $ 127,127   $ 100,165   $ 251,765   $ 199,338
Cost of sales..........................      33,325      27,150      64,895      53,163
                                          ----------  ----------  ----------  ----------
   Gross profit........................      93,802      73,015     186,870     146,175
                                          ----------  ----------  ----------  ----------
Operating expenses:
   Sales and marketing.................      47,048      38,124      93,745      76,669
   Research and development............      21,345      16,876      41,335      32,127
   General and administrative..........      10,401       9,201      20,437      20,240
                                          ----------  ----------  ----------  ----------
      Total operating expenses.........      78,794      64,201     155,517     129,036
                                          ----------  ----------  ----------  ----------

      Operating income.................      15,008       8,814      31,353      17,139

Other income (expense):
   Interest income, net................         717         620       1,430       1,306
   Net foreign exchange gain (loss)....        (743)        340        (746)        325
   Other income, net...................         165          98         212         119
                                          ----------  ----------  ----------  ----------
Income before income taxes.............      15,147       9,872      32,249      18,889
Provision for income taxes.............       3,787       2,468       8,062       4,722
                                          ----------  ----------  ----------  ----------

      Net income.......................   $  11,360   $   7,404   $  24,187   $  14,167
                                          ==========  ==========  ==========  ==========

Basic earnings per share...............   $    0.15   $    0.10   $    0.31   $    0.18
                                          ==========  ==========  ==========  ==========

Weighted average shares
   outstanding-basic...................      78,287      77,235      78,126      76,986
                                          ==========  ==========  ==========  ==========

Diluted earnings per share.............   $    0.14   $    0.09   $    0.30   $    0.18
                                          ==========  ==========  ==========  ==========

Weighted average shares                      81,994      80,450      81,955      80,180
   outstanding-diluted.................   ==========  ==========  ==========  ==========

Dividends declared per share...........   $    0.05   $      --   $    0.08   $      --
                                          ==========  ==========  ==========  ==========

    The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                          ----------------------
                                                             2004        2003
                                                          ----------  ----------
Cash flow from operating activities:
   Net income...........................................  $  24,187   $  14,167
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Charges to income not requiring cash outlays:
        Depreciation and amortization...................     12,058      12,390
        Benefit from deferred income taxes..............     (1,137)       (965)
        Tax benefit from stock option plans.............      1,807       1,315
      Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable......     (7,121)      1,221
        Decrease (increase) in inventories..............    (21,618)      3,351
        Decrease (increase) in prepaid expense and
        other assets....................................     (1,635)      2,511
        Increase (decrease) in current liabilities......      5,969      (6,978)
                                                          ----------  ----------
      Net cash provided by operating activities.........     12,510      27,012
                                                          ----------  ----------

Cash flow from investing activities:
   Capital expenditures.................................     (6,802)     (7,759)
   Capitalization of internally developed software......     (3,413)     (8,432)
   Additions to other intangibles.......................       (336)     (4,323)
   Purchases of short-term investments..................    (91,367)    (77,042)
   Sales and maturities of short-term investments.......     86,886      50,651
                                                          ----------  ----------
      Net cash used in investing activities.............    (15,032)    (46,905)
                                                          ----------  ----------

Cash flow from financing activities:
   Net proceeds from issuance of common stock under
   employee plans.......................................      9,240       7,715
   Repurchase of common stock...........................     (7,405)         --
   Dividends paid.......................................     (6,560)         --
                                                          ----------  ----------
      Net cash provided by (used in) financing
      activities........................................     (4,725)      7,715
                                                          ----------  ----------

Net decrease in cash and cash equivalents...............     (7,247)    (12,178)
Cash and cash equivalents at beginning of period........     53,446      40,240
                                                          ----------  ----------

Cash and cash equivalents at end of period..............  $  46,199   $  28,062
                                                          ==========  ==========

    The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of National Instruments Corporation and its consolidated subsidiaries at June 30, 2004 and December 31, 2003, and the results of operations for the three-month and six-month periods ended June 30, 2004 and 2003, and the cash flows for the six-month periods ended June 30, 2004 and 2003. Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Certain prior year amounts have been reclassified to conform with the 2004 presentation.


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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three-month and six-month periods ended June 30, 2004 and 2003, respectively, are as follows (in thousands):

                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                         ------------------  ------------------
                                            (unaudited)         (unaudited)
                                           2004      2003      2004      2003
                                         --------  --------  --------  --------
Weighted average shares
 outstanding-basic....................    78,287    77,235    78,126    76,986
Plus: Common share equivalents
   Stock options......................     3,707     3,215     3,829     3,194
                                         --------  --------  --------  --------
Weighted average shares
 outstanding-diluted..................    81,994    80,450    81,955    80,180
                                         ========  ========  ========  ========

Stock options to acquire 1,616,000 and 2,346,000 shares for the quarters ended June 30, 2004 and 2003, respectively, and 1,590,000 and 2,326,500 shares for the six months ended June 30, 2004 and 2003, respectively, were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.


NOTE 3 - Inventories, net

Inventories consist of the following (in thousands):

                                  June 30,     December 31,
                                    2004           2003
                                ---------------------------
                                        (unaudited)
                                ---------------------------
Raw materials                    $  27,237      $  17,513
Work-in-process                      3,322          1,625
Finished goods                      29,872         19,675
                                -----------    ------------
                                 $  60,431      $  38,813
                                ===========    ============

NOTE 4 - Comprehensive Income

The Company's comprehensive income is comprised of net income, foreign currency translation and unrealized gains and losses on forward and option contracts and securities available for sale. Comprehensive income for the three-month and six-month periods ended June 30, 2004 and 2003 was as follows (in thousands):

                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                          ------------------  ------------------
                                              (unaudited)         (unaudited)
                                            2004      2003      2004      2003
                                          --------  --------  --------  --------
Comprehensive income:
  Net income............................  $11,360   $ 7,404   $24,187   $14,167

  Foreign currency translation..........     (462)    1,555      (616)    2,165
  Unrealized gains (losses) on
    derivative instruments..............    3,768      (705)    5,289    (1,362)
  Unrealized losses on securities
    available for sale..................     (425)       33      (425)      (59)
                                          --------  --------  --------  --------
Total comprehensive income..............  $14,241   $ 8,287   $28,435   $14,911
                                          ========  ========  ========  ========


NOTE 5 - Stock-Based Compensation Plans

The Company has two active stock-based compensation plans and one inactive plan. The two active stock-based compensation plans are the 1994 Incentive Plan and the Employee Stock Purchase Plan. The Company follows the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. As allowed by SFAS No. 123, the Company continues to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation cost has been recognized in the Company's financial statements for the stock option plan and the stock purchase plan. If compensation cost for the Company's two active stock-based compensation plans were determined based on the fair value at the grant date for awards under those plans consistent with the method established by SFAS No. 123, the Company's net income and earnings per share would approximate the pro-forma amounts below (in thousands, except per share data):

                                          Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                          ------------------  ------------------
                                              (unaudited)         (unaudited)
                                            2004      2003      2004      2003
                                          --------  --------  --------  --------
Net income, as reported.............      $11,360   $ 7,404   $24,187   $14,167

Stock-based compensation included
 in reported net income, net of
 related tax effects................           --        --        --        --
Total stock-based compensation
 expense determined under fair
 value method for all awards,
 net of related tax effects.........       (2,992)   (3,935)   (5,515)   (6,671)
                                          --------  --------  --------  --------
Pro-forma net income................      $ 8,368   $ 3,469   $18,672   $ 7,496
                                          --------  --------  --------  --------

Earnings per share:
Basic - as reported.................      $  0.15   $  0.10   $  0.31   $  0.18
Basic - pro-forma...................      $  0.11   $  0.04   $  0.24   $  0.10

Diluted - as reported...............      $  0.14   $  0.09   $  0.30   $  0.18
Diluted - pro-forma.................      $  0.10   $  0.04   $  0.23   $  0.09

NOTE 6 - Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

National Instruments has 5,000,000 authorized shares of preferred stock. On January 21, 2004, the Board of Directors of National Instruments designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with its adoption of a Preferred Stock Rights Agreement (the "Rights Agreement") and declaration of a dividend of one preferred share purchase right (a "Right") for each share of common stock outstanding held as of May 10, 2004 or issued thereafter. Each Right will entitle its holder to purchase one one-thousandth of a share of National Instruments' Series A Participating Preferred Stock at an exercise price of $200, subject to adjustment, under certain circumstances. The Rights Agreement was not adopted in response to any effort to acquire control of National Instruments.

The Rights only become exercisable in certain limited circumstances following the tenth day after a person or group announces acquisitions of or tender offers for 20% or more of National Instruments' common stock. In addition, if an acquirer (subject to certain exclusions for certain current stockholders of National Instruments, an "Acquiring Person") obtains 20% or more of National Instruments' common stock, then each Right (other than the Rights owned by an Acquiring Person or its affiliates) will entitle the holder to purchase, for the exercise price, shares of National Instruments common stock having a value equal to two times the exercise price. Under certain circumstances, the National Instruments' Board of Directors may redeem the Rights, in whole, but not in part, at a purchase price of $0.01 per Right. The Rights have no voting privileges and are attached to and automatically traded with National Instruments common stock until the occurrence of specified trigger events. The Rights will expire on the earlier of May 10, 2014 or the exchange or the redemption of the Rights.


NOTE 7 - Commitments and Contingencies

The Company offers a one or two-year limited warranty on most hardware products and a 90-day warranty on software products, which is included in the sales price of many of its products. Provision is made for estimated future warranty costs at the time of sale.

The warranty reserve was as follows (in thousands):

                                                             Six Months Ended
                                                                 June 30,
                                                          ----------------------
                                                               (unaudited)
                                                             2004        2003
                                                          ----------  ----------
Balance at the beginning of the period.................   $    715    $    715
Accruals for warranties issued during the period.......        766         518
Settlements made (in cash or in kind) during the
  period...............................................       (666)       (518)
Balance at the end of the period.......................   $    815    $    715

As of June 30, 2004, the Company has outstanding guarantees for payment of foreign leases, customs and foreign grants totaling approximately $4.6 million.

As of June 30, 2004, the Company has non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $5.1 million over the next twelve months.

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

                                    Three Months Ended       Six Months Ended
                                          June 30,               June 30,
                                  ----------------------  ----------------------
                                        (unaudited)            (unaudited)
                                     2004        2003        2004        2003
                                  ----------  ----------  ----------  ----------
Net sales:
Americas:
  Unaffiliated customer sales...  $  62,700   $  49,562   $ 120,107   $  96,220
  Geographic transfers..........     20,896      13,239      42,109      27,130
                                  ----------  ----------  ----------  ----------
                                     83,596      62,801     162,216     123,350
                                  ----------  ----------  ----------  ----------

Europe:
  Unaffiliated customer sales...     40,493      31,175      80,252      62,453
  Geographic transfers..........     18,754      11,814      32,869      23,017
                                  ----------  ----------  ----------  ----------
                                     59,247      42,989     113,121      85,470
                                  ----------  ----------  ----------  ----------
Asia Pacific:
  Unaffiliated customer sales...     23,934      19,428      51,406      40,665
                                  ----------  ----------  ----------  ----------
Eliminations....................    (39,650)    (25,053)    (74,978)    (50,147)
                                  ----------  ----------  ----------  ----------
                                  $ 127,127   $ 100,165   $ 251,765   $ 199,338
                                  ==========  ==========  ==========  ==========

                                    Three Months Ended       Six Months Ended
                                          June 30,               June 30,
                                  ----------------------  ----------------------
                                        (unaudited)            (unaudited)
                                     2004        2003        2004        2003
                                  ----------  ----------  ----------  ----------
Operating income:
Americas........................  $  16,460   $   9,337   $  29,175   $  15,236
Europe..........................     12,154       9,399      24,616      17,609
Asia Pacific....................      7,739       6,954      18,897      16,421
Unallocated:
Research and development
 expenses.......................    (21,345)    (16,876)    (41,335)    (32,127)
                                  ----------  ----------  ----------  ----------
                                  $  15,008   $   8,814   $  31,353   $  17,139
                                  ==========  ==========  ==========  ==========

                                   June 30,   December 31,
                                     2004         2003
                                  ------------------------
                                        (unaudited)
                                  ------------------------
Identifiable assets:
Americas........................  $ 456,963   $  420,082
Europe..........................     69,572       77,963
Asia Pacific....................     30,589       27,106
                                  ----------  -----------
                                  $ 557,124   $  525,151
                                  ==========  ===========

Total sales outside the United States for the quarter and six months ended June 30, 2004 were $70.1 million and $143.4 million, respectively, and for the quarter and six months ended June 30, 2003 were $55.3 million and $112.1 million, respectively.

NOTE 9 - Litigation

The Company has filed two complaints against The MathWorks, Inc. ("Defendant") for patent infringement. In both complaints, the Company claimed the Defendant infringes certain of its U.S. patents and the Defendant challenged the validity and enforceability of those patents and asserts that it does not infringe the claims of those patents.

The first complaint was filed on January 25, 2001 in the U.S. District Court, Eastern District of Texas (Marshall Division). On January 30, 2003, the jury found infringement by the Defendant of three of the patents involved and awarded the Company specified damages. On June 23, 2003, the Court entered final judgment in favor of the Company in an amount of approximately $4 million and entered an injunction against Defendant's sale of its Simulink and related products. The Court stayed the injunction pending appeal of the case and required the Defendant to pay a specified royalty on its U.S. sales of the same products during the pendency of appeal. The initial judgement and the royalties on the sales of infringing products through June 30, 2004 total $6.3 million and are escrowed. On July 22, 2003, Defendant filed its Notice of Appeal and the case is currently pending on appeal before the U.S. Court of Appeals for the Federal Circuit. The final judgment has not been recorded in the financial statements of the Company pending the disposition of the appeal.

The second complaint was filed October 21, 2002, also in the U.S. District Court, Eastern District of Texas (Marshall Division) and on August 27, 2003, the complaint was dismissed by agreement of the parties.

On January 15, 2003, SoftWIRE Technology, LLC ("SoftWIRE") and Measurement Computing Corporation ("MCC") filed a complaint against the Company in the U.S. District Court for the District of Massachusetts asking the court to declare that SoftWIRE does not infringe certain of the Company's U.S. patents and that such patents are invalid and unenforceable. On February 21, 2003, the Company filed a complaint against SoftWIRE and MCC in the U.S. District Court, Eastern District of Texas (Marshall Division) claiming that both SoftWIRE and MCC infringe the same and certain other of the Company's U.S. patents. SoftWIRE and MCC challenge the validity and enforceability of these patents and assert that they do not infringe any of these patents. In the Eastern District action, the Company seeks monetary damages and injunction of the sale of certain products of SoftWIRE and MCC as well as attorney's fees and costs. By order of the Court, the Eastern District action was transferred to the U.S. District Court for the District of Massachusetts on May 9, 2003, and has been consolidated with the previously-filed SoftWIRE action, which also includes counterclaims by the Company that are the same in substance as the Company's claims in the Eastern District action. On June 12, 2003, SoftWIRE moved for leave to amend its complaint in order to allege that the Company infringes two U.S. patents that SoftWIRE acquired by purchase on May 23, 2003. On November 5, 2003, the Court granted SoftWIRE's motion to amend, thereby adding SoftWIRE's two patents to the litigation. With respect to those two SoftWIRE patents, SoftWIRE seeks monetary damages and injunction of the sale of the Company's LabVIEW software products, as well as attorney's fees and costs. The Company challenges the validity, enforceability and alleged infringement of those patents and intends to vigorously defend against SoftWIRE's claims. Discovery in the litigation is underway. During the fourth quarter of 2003, the Company accrued $3.8 million related to its probable loss from this contingency, which consists solely of anticipated patent defense costs that are probable of being incurred. However, the outcome of any litigation is inherently uncertain and there can be no assurance as to the ultimate outcome of this matter or any other litigation. The Company charged approximately $893,000 against this accrual during the second quarter of 2004. The Company has charged a total of $1.3 million against this accrual through June 30, 2004.


NOTE 10 - Subsequent Event

The Company's Board of Directors approved on July 27, 2004, a quarterly cash dividend of $0.05 per common share, payable on August 30, 2004 to shareholders of record on August 9, 2004.

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

Results of Operations

     The following table sets forth, for the periods  indicated,  the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
consolidated statements of income:

                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                  ----------------------  ----------------------
                                     2004        2003        2004        2003
                                  ----------  ----------  ----------  ----------
Net sales:
   Americas                           49.3%       49.5%       47.7%       48.3%
   Europe                             31.9        31.1        31.9        31.3
   Asia Pacific                       18.8        19.4        20.4        20.4
                                  ----------  ----------  ----------  ----------
   Consolidated net sales            100.0       100.0       100.0       100.0
Cost of sales                         26.2        27.1        25.8        26.7
                                  ----------  ----------  ----------  ----------
   Gross profit                       73.8        72.9        74.2        73.3
                                  ----------  ----------  ----------  ----------
Operating expenses:
   Sales and marketing                37.0        38.1        37.2        38.5
   Research and development           16.8        16.8        16.4        16.1
   General and administrative          8.2         9.2         8.1        10.1
                                  ----------  ----------  ----------  ----------
   Total operating expenses           62.0        64.1        61.7        64.7
                                  ----------  ----------  ----------  ----------
      Operating income                11.8         8.8        12.5         8.6
Other income (expense):
   Interest income, net                0.6         0.6         0.5         0.7
   Net foreign exchange gain
    (loss)                            (0.6)        0.3        (0.3)        0.2
   Other income, net                   0.1         0.1         0.1        --
                                  ----------  ----------  ----------  ----------
Income before income taxes            11.9         9.8        12.8         9.5
Provision for income taxes             3.0         2.4         3.2         2.4
                                  ----------  ----------  ----------  ----------
   Net income                          8.9%        7.4%        9.6%        7.1%
                                  ==========  ==========  ==========  ==========

     Net Sales. Consolidated net sales increased by $27.0 million or 27% for the three months ended June 30, 2004 to $127.1 million from $100.2 million for the three months ended June 30, 2003, and increased $52.4 million or 26% to $251.8 million for the six months ended June 30, 2004 from $199.3 million for the comparable period in the prior year. The Company believes that the increases in sales for the three and six months ended June 30, 2004 were primarily attributable to the introduction of new and upgraded products, the continued recovery in the global economy, the increase in unit volume from the increased market acceptance of the Company's products in all regions, and the strength of the Euro. The increase in sales attributable to the increase in unit volume was partially offset by the decrease in local currency product pricing in Asia and Europe. Sales in the Americas in the second quarter of 2004 increased 27% from the second quarter of 2003 and sales in the Americas for the six months ended June 30, 2004 increased 25% from the six months ended June 30, 2003.

     Sales outside of the Americas, as a percentage of consolidated sales for the quarter ended June 30, 2004, increased to 50.7% from 50.5% over the comparable 2003 period as a result of stronger sales in Asia and a stronger Euro. International sales as a percentage of consolidated sales for the six months ended June 30, 2004 increased to 52.3% from 51.7% over the comparable 2003 period due to stronger sales in Asia and a stronger Euro. Compared to the corresponding periods in 2003, the Company's European sales increased by 30% to $40.5 million for the quarter ended June 30, 2004 and increased 29% to $80.3 million for the six months ended June 30, 2004. Sales in Asia Pacific increased by 23% to $23.9 million in the quarter ended June 30, 2004 compared to the same period in 2003 and increased 26% to $51.4 million for the six months ended June 30, 2004 compared to the same period in 2003. The Company expects sales outside of North America to continue to represent a significant portion of its revenue. The Company intends to continue to expand its international operations by increasing its presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell its products in some countries.

     Sales by the Company's direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. Between the second quarter of 2003 and the second quarter of 2004, net of hedging results, the change in exchange rates had the effect of increasing the Company's consolidated sales by 7%; increasing European sales by 18% and increasing sales in Asia Pacific by 5%. For 2004, year-to-date sales, net of hedging results, the change in exchange rates had the effect of increasing the Company's consolidated sales by 7%. The increases in sales in Europe and Asia as a result of the change in exchange rates was partially offset by the decrease in local currency product pricing in each region. Since most of the Company's international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing operating expenses by $3.8 million, or 2.5%, for the six months ended June 30, 2004 and by $1.5 million, or 1.9%, for the quarter ended June 30, 2004 compared to the comparable prior year periods.

     Gross Profit. As a percentage of sales, gross profit increased to 74% for the second quarter of 2004 from 73% for the second quarter of 2003 and increased to 74% for the first six months of 2004 from 73% for the comparable period a year ago. Approximately 50% of the higher margin in the second quarter of 2004 is attributable to favorable foreign currency exchange rates. The remaining fraction of the higher margin is attributable to the favorable impact of higher sales volume. Approximately 60% of the higher margin in the first six months of 2004 compared to the comparable prior year period is attributable to favorable foreign currency exchange rates. The remaining fraction of the higher margin is attributable to the favorable impact of higher sales volume. There can be no assurance that the Company will maintain its historical margins. The Company believes its current manufacturing capacity is adequate to meet current needs.

     Sales and Marketing. Sales and marketing expenses for the second quarter of 2004 increased to $47.0 million, a 23% increase, compared to the second quarter of 2003 and increased 22% to $93.7 million for the first six months of 2004 from the comparable 2003 period. Approximately 60% of the increases in these expenses in the quarter and six months ended June 30, 2004 from the comparable prior year periods were attributable to increases in international sales and marketing personnel costs, due to the increase in international sales and marketing personnel, the increase in variable compensation from higher sales volume and from the effects of the change in currency exchange rates, with the remaining fraction of increase attributable to increases in advertising, tradeshows and special events. As a percentage of net sales, sales and marketing expenses were 37.0% and 38.1% for the three months ended June 30, 2004 and 2003, respectively, and 37.2% and 38.5% for the six months ended June 30, 2004 and 2003, respectively. The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on recruiting, initial marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

     Research and Development. Research and development expenses increased to $21.3 million for the quarter ended June 30, 2004, a 26% increase, compared to $16.9 million for the three months ended June 30, 2003, and increased 29% to $41.3 million for the six months ended June 30, 2004 from the comparable 2003 period. As a percentage of net sales, research and development expenses remained flat at 16.8% for the quarter ended June 30, 2004 compared with the quarter ended June 30, 2003, and increased to 16.4% for the six months ended June 30, 2004 from 16.1% for the comparable 2003 period. The increase in research and development costs as a percentage of sales in the six-month period ended June 30, 2004 versus the prior year period was primarily due to increases in personnel costs from the hiring of additional product development engineers and the decrease in the capitalization of software development costs. The Company plans to continue making a significant investment in research and development in order to remain competitive and support revenue growth.

     The Company capitalizes software development costs in accordance with the SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased,
or Otherwise Marketed. The Company amortizes such costs over the related product's estimated economic useful life, generally three years, beginning when a product becomes available for general release. Software amortization expense totaled $1.8 million and $1.2 million for the quarters ended June 30, 2004 and 2003, respectively, and $3.7 million and $2.2 million during the six months ended June 30, 2004 and 2003, respectively. Software development costs capitalized were $1.4 million and $3.9 million for the quarters ended June 30, 2004 and 2003, respectively, and $3.4 million and $8.4 million for the first six months of 2004 and 2003, respectively.

     General and Administrative. General and administrative expenses for the second quarter ended June 30, 2004 increased 13% to $10.4 million from $9.2 million for the comparable prior year period. For the first six months of 2004, general and administrative expenses increased 1% to $20.4 million from $20.2 million for the first six months of 2003. As a percentage of net sales, general and administrative expenses decreased to 8.2% for the quarter ended June 30, 2004 from 9.2% for the second quarter of 2003. During the first six months of 2004, general and administrative expenses decreased as a percentage of sales to 8.1% from 10.1% for the comparable prior year period. The increases in general and administrative expenses in absolute terms for the quarter and the six months ended June 30, 2004 from the comparable prior year periods were primarily attributable to increases in personnel and insurance costs, and costs associated with the upgrade of the Company's business applications suite to Oracle's latest web-based release 11i. The decrease in general and administrative expenses as a percentage of sales for the quarter ended June 30, 2004 from the prior year period was primarily attributable to higher sales volume. The decrease in general and administrative expenses as a percentage of sales for the six months ended June 30, 2004 from the comparable prior year period was attributable to decreased litigation costs of approximately $2.8 million associated with a legal action by the Company brought against The MathWorks, Inc. to enforce the Company's intellectual property. (See Note 9 of Notes to Consolidated Financial Statements.) The Company expects that general and administrative expenses in future periods will fluctuate in absolute amounts and as a percentage of revenue.

     Interest Income, Net. Net interest income in the second quarter of 2004 increased to $717,000 from $620,000 in the second quarter of 2003, and increased to $1.4 million for the first six months of 2004 from $1.3 million for the comparable 2003 period. The increases in interest income for the quarter and six months ended June 30, 2004 were due to higher yields on increased invested funds. The primary source of interest income is from the investment of the Company's cash.

     Net Foreign Exchange Gain (Loss). The Company experienced net foreign exchange losses of $743,000 in the second quarter of 2004 compared to gains of $340,000 in the second quarter of 2003. Net foreign exchange losses of $746,000 were recognized for the first six months of 2004 compared to gains of $325,000 for the first six months of 2003. These results are attributable to movements between the U.S. dollar and the local currencies in countries in which the Company's sales subsidiaries are located. The Company recognizes the local currency as the functional currency of its international subsidiaries.

     The Company utilizes foreign currency forward contracts to hedge a majority of its foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. The Company typically limits the duration of its "receivables" foreign currency forward contracts to 90 days.

     The Company also utilizes foreign currency forward contracts and foreign currency purchased option contracts in order to reduce its exposure to fluctuations in future foreign currency cash flows. The Company purchases these contracts for up to 100% of its forecasted cash flows in selected currencies (primarily the euro, yen and pound sterling) and limits the duration of these contracts to 40 months. The foreign currency purchased option contracts are purchased "at-the-money" or "out-of-the-money." As a result, the Company's hedging activities only partially address its risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. The Company does not invest in contracts for speculative purposes. The Company's hedging strategy decreased the foreign exchange losses by $427,000 during the quarter ended June 30, 2004, and reduced the foreign exchange losses by $227,000 for the six months ended June 30, 2004.

     Provision for Income Taxes. The provision for income taxes reflects an effective tax rate of 25% for the three and six months ended June 30, 2004 and 25% for the three and six months ended June 30, 2003. The Company's effective tax rate is lower than the U.S. federal statutory rate of 35% primarily as a result of the extraterritorial income exclusion, tax-exempt interest and reduced tax rates in certain foreign jurisdictions.

Liquidity and Capital Resources

     The Company is currently financing its operations and capital expenditures through cash flow from operations. At June 30, 2004, the Company had working capital of approximately $282.2 million compared to $255.3 million at December 31, 2003. Net cash provided by operating activities for the six month periods ended June 30, 2004 and 2003 totaled $12.5 million and $27.0 million, respectively.

     Accounts receivable increased to $85.1 million at June 30, 2004 from $78.0 million at December 31, 2003. Days sales outstanding increased to 57 at June 30, 2004 compared to 56 at June 30, 2003. Consolidated inventory balances increased to $60.4 million at June 30, 2004 from $38.8 million at December 31, 2003. The increase in inventory was due to a planned increase in safety stock inventory. Inventory turns decreased to 2.2 for the quarter ended June 30, 2004 from turns of 3.0 for the quarter ended June 30, 2003. Cash used in the first six months of 2004 for the purchase of property and equipment totaled $6.8 million, for the capitalization of internally developed software costs totaled $3.4 million, and for additions to other intangibles totaled $336,000. Cash used in the first six months of 2003 for the purchase of property and equipment totaled $7.8 million, for the capitalization of internally developed software costs totaled $8.4 million, and for additions to other intangibles totaled $4.3 million.

     Cash provided by the issuance of common stock totaled $9.2 million and $7.7 million for the first six months of 2004 and 2003, respectively. The issuance of common stock was primarily to employees under the Company's Employee Stock Purchase Plan and 1994 Incentive Plan. Cash used for the repurchase of common stock totaled $7.4 million and $0 for the first six months of 2004 and 2003, respectively. Cash used for the payment of dividends totaled $6.6 million and $0 for the first six months of 2004 and 2003, respectively.

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances and internally generated funds. As of June 30, 2004 and 2003, the Company had no debt outstanding. The Company believes that its cash flow from operations, if any, existing cash balances and short-term investments will be sufficient to meet its cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months will depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth.

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

     The Company has no debt or off-balance sheet debt. At June 30, 2004, the Company did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company were engaged in such relationships.

Market Risk

     The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

     Foreign Currency Hedging Activities. The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on the Company's earnings and cash flow. Accordingly, the Company utilizes purchased foreign currency option contracts and forward contracts to hedge its exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. The Company monitors its foreign exchange exposures regularly to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on its results of operations and financial position. Based on the foreign exchange instruments outstanding at June 30, 2004, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate fair market value of all instruments outstanding of approximately $8.1 million. However, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, management believes that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure.

     Short-term Investments. The fair value of the Company's investments in marketable securities at June 30, 2004 was $145.7 million. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies its marketable securities portfolio by investing in multiple types of investment-grade securities. The Company's investment portfolio is primarily invested in securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on the Company's investment portfolio and interest rates at June 30, 2004, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $730,000, respectively, in the fair value of the investment portfolio. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

Factors Affecting the Company's Business and Prospects

     U.S./Global Economic Changes. As occurred in recent years, the markets in which the Company does business could again experience the negative effects of a slowdown in the U.S., and/or global economies. Additionally, the Company could be impacted by the effects of any recurrence of the SARS virus, either through increased difficulty or costs of the export of products into affected regions, the import of components used in the Company's products from affected regions, and/or the effects the virus or costs to contain the virus have on the economy in regions in which the Company does business, particularly Asia, which has been the highest growth region of the Company over the past three years. The Company could also be subject to or impacted by acts of terrorism and/or the effects that war or continued U.S. military action would have on the U.S. and/or global economies. The worsening of the U.S. or global economies could result in reduced purchasing and capital spending in any of the markets served by the Company which could have a material adverse effect on the Company's operating results.

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

     In recent years, the Company's revenues have been characterized by seasonality, with revenues typically being relatively constant in the first, second and third quarters, growing in the fourth quarter and being relatively flat or declining from the fourth quarter of the year to the first quarter of the following year. The Company's results of operations in the third quarter of 2004 may be adversely affected by lower sales levels in Europe, which typically occur during the summer months. The Company believes the seasonality of its revenue results from the international mix of its revenue and the variability of the budgeting and purchasing cycles of its customers throughout each international region. In addition, total operating expenses have in the past tended to be higher in the second and third quarters of each year, due to recruiting and increased intern personnel expenses.

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

     During the quarter ending March 31, 2005, the Company will be upgrading its European business applications suite to Oracle's latest web-based release, 11i. There can be no assurance that the Company will not experience difficulties implementing the new system. Difficulties or delays in the implementation may interrupt normal Company operations, including the ability to provide quotes, process orders, ship products, provide services and support to its customers, bill and track its customers, fulfill contractual obligations and otherwise run its business. Any disruptions occurring in the implementation of the system may have a material adverse effect on the Company's operating results.

     Risks Associated with International Operations and Foreign Economies. International sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. The Company must also comply with various import and export regulations. Failure to comply with these regulations could result in fines and/or termination of import and export privileges, which could have a material adverse effect on the Company's operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by the Company's international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Between the second quarter of 2004 and the second quarter of 2003, net of hedging results, the change in exchange rates had the effect of increasing the Company's consolidated sales by $6.2 million, or 7%, compared to the second quarter of 2003. Since most of the Company's international operating expenses are also incurred in local currencies, the change in exchanges rates had the effect of increasing operating expenses by $1.5 million for the quarter ended June 30, 2004 compared to the comparable prior year period. If the U.S. dollar weakens in the future, it could result in the Company having to reduce prices locally in order for its products to remain competitive in the local marketplace. If the U.S. dollar strengthens in the future, and the Company is unable to successfully raise its international selling prices, it could have a material adverse effect on the Company's operating results.

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

     Stock-based  Compensation  Plans.  The Company  has two active  stock-based compensation plans and one inactive plan. The two active stock-based compensation plans are the 1994 Incentive Plan and the Employee Stock Purchase Plan. The Company currently adheres to the disclosure only provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and as such, no compensation cost has been recognized in the Company's financial statements for the stock option plan and the stock purchase plan. The Company is currently monitoring the recent proposal requiring changes in the accounting treatment for stock options. The Company will comply with any changes in the accounting of stock options required by the FASB and the Securities and Exchange Commission.

     Provisions in Our Charter Documents and Delaware Law and Our Stockholder Rights Plan May Delay or Prevent an Acquisition of Us. Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions include a classified Board of Directors, prohibition of stockholder action by written consent, prohibition of stockholders to call special meetings and the requirement that the holders of at least 80% of our shares approve any business combination not otherwise approved by two-thirds of the Board of Directors. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. In addition, our Board of Directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Our Board of Directors adopted a new stockholders rights plan on January 21, 2004, pursuant to which we declared a dividend of one right for each share of our common stock outstanding as of May 10, 2004. This rights plan replaced a similar rights plan that had been in effect since our initial public offering in 1995. Unless redeemed by us prior to the time the rights are exercised, upon the occurrence of certain events, the rights will entitle the holders to receive upon exercise thereof shares of our preferred stock, or shares of an acquiring entity, having a value equal to twice the then-current exercise price of the right. The issuance of the rights could have the effect of delaying or preventing a change of control of us.

     Proprietary Rights and Intellectual Property Litigation. The Company's success depends on its ability to obtain and maintain patents and other proprietary rights relative to the technologies used in its principal products. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may have in the past infringed or violated certain of the Company's intellectual property rights. The Company from time to time engages in litigation to protect its intellectual property rights. In monitoring and policing its intellectual property rights, the Company has been and may be required to spend significant resources. The Company from time to time may be notified that it is infringing certain patent or intellectual property rights of others. There can be no assurance that the SoftWIRE case and/or other existing litigation, or any other intellectual property litigation initiated in the future, will not cause significant litigation expense, liability, injunction against some of the Company's products, and a diversion of management's attention, any of which may have a material adverse effect on the Company's operating results.

     Recently Enacted and Proposed Changes in Securities Laws and Related Regulations Could Result in Increased Costs to Us. Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and recent rules enacted and proposed by the SEC, Nasdaq and the NYSE, are resulting in increased costs to us as we respond to their requirements. In particular, complying with the internal control audit requirements of Sarbanes-Oxley Section 404 will result in increased internal efforts and higher fees from our independent accounting firm. The current estimate of our total cost of both the additional internal resource requirement and the additional external cost to implement these new and proposed rules, including Sarbanes-Oxley Section 404, is approximately $1.0 million. However, any internal controls that need to be implemented or improved in order to comply with these new rules, and/or any changes to the requirements, could result in the Company exceeding its current internal resource and/or external cost estimates. If the amount of the costs we incur increases or the timing of such costs that we may incur as we implement these new and proposed rules changes, it could have a material adverse impact on the Company's operating results. The new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, on committees of our Board of Directors, or as executive officers.

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


Item 4.  Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer, based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2004, have concluded that the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. During the quarter ended June 30, 2004, there were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

     The first complaint was filed on January 25, 2001 in the U.S. District Court, Eastern District of Texas (Marshall Division). On January 30, 2003, the jury found infringement by the Defendant of three of the patents involved and awarded the Company specified damages. On June 23, 2003, the Court entered final judgment in favor of the Company in an amount of approximately $4 million and entered an injunction against Defendant's sale of its Simulink and related products. The Court stayed the injunction pending appeal of the case and required the Defendant to pay a specified royalty on its U.S. sales of the same products during the pendency of appeal. The initial judgement and the royalties on the sales of infringing products through June 30, 2004 total $6.3 million and are escrowed. On July 22, 2003, Defendant filed its Notice of Appeal and the case is currently pending on appeal before the U.S. Court of Appeals for the Federal Circuit. The final judgment has not been recorded in the financial statements of the Company pending the disposition of the appeal.

     The second complaint was filed October 21, 2002, also in the U.S. District Court, Eastern District of Texas (Marshall Division) and on August 27, 2003, the complaint was dismissed by agreement of the parties.

     On January 15, 2003, SoftWIRE Technology, LLC ("SoftWIRE") and Measurement Computing Corporation ("MCC") filed a complaint against the Company in the U.S. District Court for the District of Massachusetts asking the court to declare that SoftWIRE does not infringe certain of the Company's U.S. patents and that such patents are invalid and unenforceable. On February 21, 2003, the Company filed a complaint against SoftWIRE and MCC in the U.S. District Court, Eastern District of Texas (Marshall Division) claiming that both SoftWIRE and MCC infringe the same and certain other of the Company's U.S. patents. SoftWIRE and MCC challenge the validity and enforceability of these patents and assert that they do not infringe any of these patents. In the Eastern District action, the Company seeks monetary damages and injunction of the sale of certain products of SoftWIRE and MCC as well as attorney's fees and costs. By order of the Court, the Eastern District action was transferred to the U.S. District Court for the District of Massachusetts on May 9, 2003, and has been consolidated with the previously-filed SoftWIRE action, which also includes counterclaims by the Company that are the same in substance as the Company's claims in the Eastern District action. On June 12, 2003, SoftWIRE moved for leave to amend its complaint in order to allege that the Company infringes two U.S. patents that SoftWIRE acquired by purchase on May 23, 2003. On November 5, 2003, the Court granted SoftWIRE's motion to amend, thereby adding SoftWIRE's two patents to the litigation. With respect to those two SoftWIRE patents, SoftWIRE seeks monetary damages and injunction of the sale of the Company's LabVIEW software products, as well as attorney's fees and costs. The Company challenges the validity, enforceability and alleged infringement of those patents and intends to vigorously defend against SoftWIRE's claims. Discovery in the litigation is underway. During the fourth quarter of 2003, the Company accrued $3.8 million related to its probable loss from this contingency, which consists solely of anticipated patent defense costs that are probable of being incurred. However, the outcome of any litigation is inherently uncertain and there can be no assurance as to the ultimate outcome of this matter or any other litigation. The Company charged approximately $893,000 against this accrual during the second quarter of 2004. The Company has charged a total of $1.3 million against this accrual through June 30, 2004.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                                                                 Maximum number
                                             Total number of     of shares that
                                            shares purchased      may yet be
                      Total      Average      as part of a      purchased under
                    number of   price paid  publicly announced    the plan or
      Period          shares    per share    plan or program        program
------------------  ----------  ----------  ------------------  ----------------
April 1, 2004 to
  April 30, 2004        --          --              --              3,000,000
May 1, 2004 to
  May 31, 2004        234,250    $ 31.61          234,250           2,765,570
June 1, 2004 to
  June 30, 2004         --          --              --              2,765,570
                    ----------  ----------  ------------------  ----------------
Total                 234,250    $ 31.61          234,250           2,765,750
                    ==========              ==================

     The Company's share repurchase plan was announced on October 17, 2002. Under the plan, the Company has authorization to repurchase up to 3,000,000 shares of National Instruments stock. The plan has no expiration date.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The annual meeting of stockholders was held on May 11, 2004.

     (b) The following directors were elected at the meeting to serve a term of three years:

                  James J. Truchard
                  Charles J. Roesslein

          The  following directors are continuing to serve their terms:

                  Jeffrey L. Kodosky
                  Donald M. Carlton
                  Ben G. Streetman
                  R. Gary Daniels

     (c) The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:


          (1)  Election of directors:        For                Abstain

                  James J. Truchard       68,696,207           5,261,283
                  Charles J. Roesslein    67,591,196           6,366,294

          (2) The Company's stockholders approved the amendment and restatement of the Company's 1994 Incentive Plan to increase the number of shares reserved for issuance thereunder by 750,000 shares to an aggregate of 16,950,000 shares and to extend the termination date of the plan by one year to 2005, with [60,044,423] votes in favor, [7,334,392] votes against and [423,898] votes abstaining.

     The foregoing matters are described in detail in the Company's definitive proxy statement dated April 5, 2004.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits.

    3.1(2)  Certificate of Incorporation, as amended, of the Company.

    3.2(2)  Amended and Restated Bylaws of the Company.

    3.3(4) Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.

    4.1(1)  Specimen of Common Stock certificate of the Company.

    4.2(3) Rights Agreement dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A.

    10.1(1) Form of Indemnification Agreement.

    10.2    1994 Incentive Plan, as amended.*

    10.3(1) 1994 Employee Stock Purchase Plan.*

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

    (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.

    (2) Incorporated by reference to the same-numbered exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

    (3) Incorporated by reference to exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on January 28, 2004.

    (4) Incorporated by reference to the same-numbered exhibit filed with the Company's Form 8-A on April 27, 2004.

     *      Management Contract or Compensatory Plan or Arrangement.

b) Reports on Form 8-K.

     In connection with the Company's earnings press release for the quarter ended March 31, 2004, the Company furnished a Current Report on Form 8-K on April 28, 2004.

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





Dated:  August 5, 2004