Form 10-Q
period 2004-09-30
NATIONAL INSTRUMENTS CORP /DE/
filed 2004-10-29
CIK 935494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended: September 30, 2004 or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at October 27, 2004
     Common Stock - $0.01 par value                     79,149,984

                        NATIONAL INSTRUMENTS CORPORATION


              INDEX

                                                                        Page No.

              PART I. FINANCIAL INFORMATION

Item 1        Financial Statements:

                Consolidated Balance Sheets(unaudited)
                September 30, 2004 and December 31, 2003..................  3

                Consolidated Statements of Income (unaudited)
                Three months and nine months ended September 30, 2004
                and 2003..................................................  4

                Consolidated Statements of Cash Flows (unaudited)
                Nine months ended September 30, 2004 and 2003.............  5

                Notes to Consolidated Financial Statements................  6

Item 2        Management's  Discussion and Analysis of Financial
              Condition and Results of Operations......................... 12

Item 3        Quantitative and Qualitative Disclosures About Market Risk.. 22

Item 4        Controls and Procedures..................................... 22


              PART II. OTHER INFORMATION

Item 1        Legal Proceedings........................................... 23

Item 2        Unregistered Sales of Equity Securities and Use of Proceeds. 24

Item 5        Other Information........................................... 24

Item 6        Exhibits.................................................... 25

              Signature................................................... 26

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                        NATIONAL INSTRUMENTS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                     September 30,  December 31,
                                                          2004          2003
                                                     -------------  ------------
Assets
Current assets:
   Cash and cash equivalents......................   $    53,104    $   53,446
   Short-term investments.........................       147,186       141,227
   Accounts receivable, net.......................        75,921        77,970
   Inventories, net...............................        59,198        38,813
   Prepaid expenses and other current assets......        20,897         9,742
   Deferred income tax, net.......................        11,411         9,927
                                                     -------------  ------------
      Total current assets........................       367,717       331,125
Property and equipment, net.......................       150,623       151,612
Intangibles, net and other assets.................        42,360        42,414
                                                     -------------  ------------
      Total assets................................   $   560,700    $  525,151
                                                     =============  ============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable...............................   $    29,240    $   29,567
   Accrued compensation...........................        21,810        12,302
   Deferred revenue...............................         9,825         8,148
   Accrued expenses and other liabilities.........        13,473        16,271
   Income taxes payable...........................         1,947            --
   Other taxes payable............................         8,742         9,507
                                                     -------------  ------------
      Total current liabilities...................        85,037        75,795
Deferred income taxes.............................        10,446         9,904
                                                     -------------  ------------
      Total liabilities...........................        95,483        85,699
                                                     -------------  ------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock: par value $0.01; 5,000,000
   shares authorized; 0 shares issued and
   outstanding, respectively......................            --            --
   Common Stock: par value $0.01; 180,000,000
   shares authorized; 78,690,261 and 78,269,235
   shares issued and outstanding, respectively....           787           783
Additional paid-in capital........................        94,072        95,070
Retained earnings.................................       371,615       349,994
Accumulated other comprehensive loss..............        (1,257)       (6,395)
                                                     -------------  ------------
      Total stockholders' equity..................       465,217       439,452
                                                     -------------  ------------
      Total liabilities and stockholders' equity..   $   560,700    $  525,151
                                                     =============  ============

     The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                 ----------------------  ----------------------
                                    2004        2003        2004        2003
                                 ----------  ----------  ----------  ----------

Net sales......................  $ 125,348   $ 104,644   $ 377,113   $  303,983
Cost of sales..................     34,247      27,434      99,142       80,598
                                 ----------  ----------  ----------  -----------
     Gross profit..............     91,101      77,210     277,971      223,385
                                 ----------  ----------  ----------  -----------
Operating expenses:
   Sales and marketing.........     46,378      40,282     140,123      116,951
   Research and development....     21,737      18,370      63,072       50,497
   General and administrative..     12,949       8,800      33,386       29,040
                                 ----------  ----------  ----------  -----------
     Total operating expenses..     81,064      67,452     236,581      196,488
                                 ----------  ----------  ----------  -----------

     Operating income..........     10,037       9,758      41,390       26,897

Other income (expense):
   Interest income, net........        582         570       2,012        1,876
   Net foreign exchange
   gain (loss).................        (85)       (209)       (831)         116
   Other income, net...........         48         486         261          606
                                 ----------  ----------  ----------  -----------
Income before income taxes.....     10,582      10,605      42,832       29,495
Provision for income taxes.....      2,645       2,651      10,708        7,374
                                 ----------  ----------  ----------  -----------

      Net income...............  $   7,937   $   7,954   $  32,124   $   22,121
                                 ==========  ==========  ==========  ===========

Basic earnings per share.......  $    0.10   $    0.10   $    0.41   $     0.29
                                 ==========  ==========  ==========  ===========

Weighted average shares
outstanding-basic..............     78,671      77,298      78,637       77,202
                                 ==========  ==========  ==========  ===========

Diluted earnings per share.....  $    0.10   $    0.10   $    0.39   $     0.27
                                 ==========  ==========  ==========  ===========

Weighted average shares
outstanding-diluted............     81,749      80,898      82,209       80,579
                                 ==========  ==========  ==========  ===========

Dividends declared per share...  $    0.05   $    0.03   $    0.13   $     0.03
                                 ==========  ==========  ==========  ===========

     The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                             Nine Months Ended
                                                               September 30,
                                                          ----------------------
                                                             2004        2003
                                                          ----------  ----------
Cash flow from operating activities:
   Net income...........................................  $  32,124   $  22,121
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Charges (benefits) to income not requiring cash:
        Depreciation and amortization...................     18,505      18,787
        Benefit from deferred income taxes..............       (937)       (514)
        Tax benefit from stock option plans.............      1,983       2,565
      Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable......      2,049      (5,332)
        Decrease (increase) in inventories..............    (20,385)        799
        Decrease (increase) in prepaid expense and
        other assets....................................     (7,262)      4,071
        Increase (decrease) in current liabilities......      9,242      (4,384)
                                                          ----------  ----------
      Net cash provided by operating activities.........     35,319      38,113
                                                          ----------  ----------

Cash flow from investing activities:
   Payment for acquisitions, net of cash received.......         --      (5,316)
   Capital expenditures.................................    (11,338)    (12,870)
   Capitalization of internally developed software......     (4,199)     (9,449)
   Additions to other intangibles.......................       (685)     (1,022)
   Purchases of short-term investments..................   (167,403)   (105,626)
   Sales and maturities of short-term investments.......    161,444      81,054
                                                          ----------  ----------
      Net cash used in investing activities.............    (22,181)    (53,229)
                                                          ----------  ----------
Cash flow from financing activities:
   Proceeds from issuance of common stock...............     11,168      11,476
   Repurchase of common stock...........................    (14,145)         --
   Dividends paid.......................................    (10,503)     (2,585)
                                                          ----------  ----------
      Net cash provided by (used in) financing
      activities........................................    (13,480)      8,891
                                                          ----------  ----------

Net decrease in cash and cash equivalents...............       (342)     (6,225)
Cash and cash equivalents at beginning of period........     53,446      40,240
                                                          ----------  ----------

Cash and cash equivalents at end of period..............  $  53,104   $  34,015
                                                          ==========  ==========

     The accompanying notes are an integral part of these financial statements.

                        NATIONAL INSTRUMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission on January 27,2004. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of National Instruments Corporation and its consolidated subsidiaries at September 30, 2004 and December 31, 2003, and the results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and the cash flows for the nine-month periods ended September 30, 2004 and 2003. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three-month and nine-month periods ended September 30, 2004 and 2003, respectively, are as follows (in thousands):

                                    Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                  ----------------------  ----------------------
                                        (unaudited)             (unaudited)
                                     2004        2003        2004        2003
                                  ----------  ----------  ----------  ----------

Weighted average shares
outstanding-basic...............     78,671      77,298      78,637      77,202
Plus: Common share equivalents
   Stock options................      3,078       3,600       3,572       3,377
                                  ----------  ----------  ----------  ----------
Weighted average shares
outstanding-diluted.............     81,749      80,898      82,209      80,579
                                  ==========  ==========  ==========  ==========

Stock options to acquire 3,062,000 and 2,079,000 shares for the quarters ended September 30, 2004 and 2003, respectively, and 1,773,000 and 2,255,000 shares for the nine months ended September 30, 2004 and 2003, respectively, were excluded from the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

NOTE 3 - Inventories, net

Inventories, consist of the following (in thousands):
                                      September 30,   December 31,
                                          2004            2003
                                     ------------------------------
                                               (unaudited)
                                     ------------------------------
Raw materials......................  $    23,595     $    17,513
Work-in-process....................        3,489           1,625
Finished goods.....................       32,114          19,675
                                     --------------  --------------
                                     $    59,198     $    38,813
                                     ==============  ==============

NOTE 4 - Comprehensive Income

The Company's comprehensive income is comprised of net income, foreign currency translation and unrealized gains and losses on forward and option contracts and securities available for sale. Comprehensive income for the three-month and nine-month periods ended September 30, 2004 and 2003 was as follows (in thousands):

                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                  ----------------------  ----------------------
                                       (unaudited)             (unaudited)
                                     2004        2003        2004        2003
                                  ----------  ----------  ----------  ----------
Comprehensive income:
  Net income....................  $   7,937   $   7,954   $  32,124   $  22,121
  Foreign currency translation..        393         951        (223)      3,116
  Unrealized gains (losses) on
  derivative instruments........        362        (558)      5,651      (1,920)
  Unrealized losses on available
  for sale securities...........        135         (32)       (290)        (91)
                                  ----------  ----------  ----------  ----------
Total comprehensive income......  $   8,827   $   8,315   $  37,262   $  23,226
                                  ==========  ==========  ==========  ==========

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

                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                  ----------------------  ----------------------
                                       (unaudited)             (unaudited)
                                     2004        2003        2004        2003
                                  ----------  ----------  ----------  ----------
Net income, as reported.......... $   7,937   $   7,954   $  32,124   $  22,121
Stock-based compensation
included inreported net income,
net of related tax effects.......        --          --          --          --
Total stock-based compensation
expense determined under fair
value method for all awards,
net of related tax effects.......    (4,009)     (2,928)     (9,524)     (9,599)
                                  ----------  ----------  ----------  ----------
Pro-forma net income............. $   3,928   $   5,026   $  22,600   $  12,522
                                  ----------  ----------  ----------  ----------

Earnings per share:
Basic - as reported.............. $    0.10   $    0.10   $    0.41   $    0.29
Basic - pro-forma................ $    0.05   $    0.07   $    0.29   $    0.16
Diluted - as reported............ $    0.10   $    0.10   $    0.39   $    0.27
Diluted - pro-forma.............. $    0.05   $    0.06   $    0.27   $    0.16

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

The warranty reserve was as follows (in thousands):

                                                      Nine Months Ended
                                                        September 30,
                                                   ----------------------
                                                         (unaudited)
                                                      2004        2003
                                                   ----------  ----------
Balance at the beginning of the period...........  $    715    $    715
Accruals for warranties issued during the
period...........................................     1,137         805
Settlements made (in cash or in kind) during
the period.......................................    (1,037)       (805)
                                                   ----------  ----------
Balance at the end of the period.................  $    815    $    715
                                                   ==========  ==========

As of September 30, 2004, the Company has outstanding guarantees for payment of foreign leases, customs and foreign grants totaling approximately $4.0 million. The terms of the guarantees are for up to 40 months.

As of September 30, 2004, the Company has non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $5.5 million over the next twelve months.

NOTE 8 - Segment Information

While the Company sells its products to many different markets, its management has chosen to organize the Company by geographic areas, and as a result has determined that it has one reportable segment. Substantially all of the interest income, interest expense, depreciation and amortization is recorded in the Americas. Net sales, operating income and identifiable assets, classified by the major geographic areas in which the Company operates, are as follows (in thousands):

                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                  ----------------------  ----------------------
                                        (unaudited)             (unaudited)
                                     2004        2003        2004        2003
                                  ----------  ----------  ----------  ----------
Net sales:
Americas:
  Unaffiliated customer sales...  $  62,636   $  50,828   $ 182,744   $ 147,049
  Geographic transfers..........     21,119      15,803      63,228      42,933
                                  ----------  ----------  ----------  ----------
                                  $  83,755   $  66,631   $ 245,972   $ 189,982
                                  ----------  ----------  ----------  ----------

Europe:
  Unaffiliated customer sales...  $  36,372   $  31,701   $ 116,623   $  94,154
  Geographic transfers..........     40,721      14,195      73,590      37,212
                                  ----------  ----------  ----------  ----------
                                  $  77,093   $  45,896   $ 190,213   $ 131,366
                                  ----------  ----------  ----------  ----------

Asia Pacific:
  Unaffiliated customer sales...  $  26,340   $  22,115   $  77,746   $  62,780
                                  ----------  ----------  ----------  ----------
Eliminations....................    (61,840)    (29,998)   (136,818)    (80,145)
                                  ----------  ----------  ----------  ----------
                                  $ 125,348   $ 104,644   $ 377,113   $ 303,983
                                  ==========  ==========  ==========  ==========

                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                  ----------------------  ----------------------
                                        (unaudited)             (unaudited)
                                     2004        2003        2004        2003
                                  ----------  ----------  ----------  ----------
Operating income:
Americas........................  $  11,569   $   9,787   $  40,744   $  25,022
Europe..........................     10,571       9,695      35,187      27,304
Asia Pacific....................      9,634       8,646      28,531      25,068
Unallocated:
Research and development
expenses........................    (21,737)    (18,370)    (63,072)    (50,497)
                                  ----------  ----------  ----------  ----------
                                  $  10,037   $   9,758   $  41,390   $  26,897
                                  ==========  ==========  ==========  ==========

                                  September 30,    December 31,
                                      2004             2003
                                  -----------------------------
                                           (unaudited)
                                  -----------------------------
Identifiable assets:
Americas........................  $   437,789      $   420,082
Europe..........................       78,059           77,963
Asia Pacific....................       44,852           27,106
                                  ------------     ------------
                                  $   560,700      $   525,151
                                  ============     ============

Total sales outside the United States for the quarter and nine months ended September 30, 2004 were $68.3 million and $211.7 million, respectively, and for the quarter and nine months ended September 30, 2003 were $58.3 million and $170.4 million, respectively.

NOTE 9 - Litigation

The Company has filed two complaints against The MathWorks, Inc. ("MathWorks") for patent infringement. In both complaints, the Company claimed the MathWorks infringes certain of its U.S. patents and the MathWorks challenged the validity and enforceability of those patents and asserts that it does not infringe the claims of those patents.

The first complaint was filed on January 25, 2001 in the U.S. District Court, Eastern District of Texas (Marshall Division). On January 30, 2003, the jury found infringement by the MathWorks of three of the patents involved and awarded the Company specified damages. On June 23, 2003, the District Court entered final judgment in favor of the Company in an amount of approximately $4 million and entered an injunction against MathWorks' sale of its Simulink and related products. The District Court stayed the injunction pending appeal of the case and required the MathWorks to pay a specified royalty on its U.S. sales of the same products during the pendency of appeal. The initial judgment and the royalties on the sales of infringing products through June 30, 2004 total $6.9 million and are escrowed. On July 22, 2003, MathWorks filed its Notice of Appeal. On September 3, 2004, the U.S. Court of Appeal for the Federal Circuit affirmed the District Court's final judgment and injunction in all respects. Subsequently on October 14, 2004, the District Court lifted its stay of the injunction so as to place into effect the injunction against MathWorks' U.S. sales of its Simulink and related products. The final judgment has not been recorded in the financial statements of the Company pending release of the funds from escrow.

On September 22, 2004, MathWorks filed a complaint against the Company in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day it had released modified versions of its Simulink and related product and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court's decision on June 23, 2003, and affirmed by the Court of Appeals on September 3, 2004. MathWorks has not served the complaint, nor has the Company answered the complaint. The Company has publicly stated its position that MathWorks' modified products do not avoid the injunction. The Company has also publicly announced its intent to file a motion asking the District Court to hold MathWorks in contempt for violating the injunction. It is also the Company's position that this dispute over MathWorks' modified products should be resolved in the context of the Company's planned motion for contempt, rather than in a new lawsuit as sought by MathWorks by way of its complaint filed on September 22, 2004.

The second complaint was filed October 21, 2002, also in the U.S. District Court, Eastern District of Texas (Marshall Division) and on August 27, 2003, the complaint was dismissed by agreement of the parties.

On January 15, 2003, SoftWIRE Technology, LLC ("SoftWIRE") and Measurement Computing Corporation ("MCC") filed a complaint against the Company in the U.S. District Court for the District of Massachusetts asking the court to declare that SoftWIRE does not infringe certain of the Company's U.S. patents and that such patents are invalid and unenforceable. On February 21, 2003, the Company filed a complaint against SoftWIRE and MCC in the U.S. District Court, Eastern District of Texas (Marshall Division) claiming that both SoftWIRE and MCC infringe the same and certain other of the Company's U.S. patents. SoftWIRE and MCC challenge the validity and enforceability of these patents and assert that they do not infringe any of these patents. In the Eastern District action, the Company seeks monetary damages and injunction of the sale of certain products of SoftWIRE and MCC as well as attorney's fees and costs. By order of the Court, the Eastern District action was transferred to the U.S. District Court for the District of Massachusetts on May 9, 2003, and has been consolidated with the previously-filed SoftWIRE action, which also includes counterclaims by the Company that are the same in substance as the Company's claims in the Eastern District action. On June 12, 2003, SoftWIRE moved for leave to amend its complaint in order to allege that the Company infringes two U.S. patents that SoftWIRE acquired by purchase on May 23, 2003. On November 5, 2003, the Court granted SoftWIRE's motion to amend, thereby adding SoftWIRE's two patents to the litigation. With respect to those two SoftWIRE patents, SoftWIRE seeks monetary damages and injunction of the sale of the Company's LabVIEW software products, as well as attorney's fees and costs. The Company challenges the validity, enforceability and alleged infringement of those patents and intends to vigorously defend against SoftWIRE's claims. Discovery in the litigation remains underway and is expected to continue through 2005. No trial date has been set. During the fourth quarter of 2003, the Company accrued $3.8 million related to its probable loss from this contingency, which consists solely of anticipated patent defense costs that are probable of being incurred. On October 6, 2004 the court extended the discovery period through 2005. Because of the extended discovery period, the Company estimates that additional legal costs will be incurred. Accordingly, during the third quarter of 2004 the Company increased its accrual for these additional patent defense costs that are probable of being incurred by $2.5 million. However, the outcome of any litigation is inherently uncertain and there can be no assurance as to the ultimate outcome of this matter or any other litigation. The Company charged approximately $1.1 million against this accrual during the third quarter of 2004. The Company has charged a total of $2.4 million against this accrual through September 30, 2004.

NOTE 10 - Subsequent Event

The Company's Board of Directors  approved on October 20, 2004, a quarterly cash
dividend  of  $0.05  per  common  share,   payable  on  November  29,  2004,  to
shareholders of record on November 8, 2004.

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

Results of Operations

     The following table sets forth, for the periods  indicated,  the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
consolidated statements of income:

                                          Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                          ------------------  ------------------
                                            2004      2003      2004      2003
                                          --------  --------  --------  --------
Net sales:
   Americas                                 50.0%     48.6%     48.5%     48.4%
   Europe                                   29.0      30.3      30.9      31.0
   Asia Pacific                             21.0      21.1      20.6      20.6
                                          --------  --------  --------  --------
   Consolidated net sales                  100.0     100.0     100.0     100.0
Cost of sales                               27.3      26.2      26.3      26.5
                                          --------  --------  --------  --------
   Gross profit                             72.7      73.8      73.7      73.5
                                          --------  --------  --------  --------
Operating expenses:
   Sales and marketing                      37.0      38.5      37.2      38.5
   Research and development                 17.3      17.6      16.7      16.6
   General and administrative               10.4       8.4       8.8       9.6
                                          --------  --------  --------  --------
   Total operating expenses                 64.7      64.5      62.7      64.7
                                          --------  --------  --------  --------
     Operating income                        8.0       9.3      11.0       8.8
Other income (expense):
   Interest income, net                      0.5       0.5       0.5       0.6
   Net foreign exchange gain (loss)         (0.1)     (0.2)     (0.2)      0.1
   Other income, net                         0.0       0.5       0.1       0.2
                                          --------  --------  --------  --------
Income before income taxes                   8.4      10.1      11.4       9.7
Provision for income taxes                   2.1       2.5       2.9       2.4
                                          --------  --------  --------  --------

   Net income                                6.3%      7.6%      8.5%      7.3%
                                          ========  ========  ========  ========

     Net Sales. Consolidated net sales increased by $20.7 million or 20% for the three months ended September 30, 2004 to $125.3 million from $104.6 million for the three months ended September 30, 2003, and increased $73.1 million or 24% to $377.1 million for the nine months ended September 30, 2004 from $304.0 million for the comparable period in the prior year. The Company believes that the increases in sales for the three and nine months ended September 30, 2004 were primarily attributable to the introduction of new and upgraded products, the increase in unit volume from the increased market acceptance of the Company's products in all regions and the strength of the euro. Sales in the Americas in the third quarter of 2004 increased by 23% from the third quarter of 2003 and sales in the Americas for the nine months ended September 30, 2004 increased by 24% from the nine months ended September 30, 2003.

     Sales outside of the Americas, as a percentage of consolidated sales for the quarter ended September 30, 2004 decreased to 50.0% from 51.4% for the quarter ended September 30, 2003 as a result of stronger sales in the Americas. Sales outside of the Americas as a percentage of consolidated sales for the nine months ended September 30, 2004 decreased to 51.5% from 51.6% in the comparable 2003 period as a result of stronger sales in the Americas. Compared to the corresponding periods in 2003, the Company's European sales increased by 15% to $36.4 million for the quarter ended September 30, 2004 and increased by 24% to $116.6 million for the nine months ended September 30, 2004. Sales in Asia
Pacific increased by 19% to $26.3 million for the quarter ended September 30, 2004 compared to the same period in 2003 and increased 24% to $77.7 million for the nine months ended September 30, 2004 compared to the same period in 2003. The Company expects sales outside of North America to continue to represent a significant portion of its revenue. The Company intends to continue to expand its international operations by increasing its presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell its products in some countries.

     Sales made by the Company's direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Between the third quarter of 2003 and the third quarter of 2004, net of hedging results, the change in the exchange rates had the effect of increasing the Company's consolidated sales by 4%; increasing European sales by 10% and increasing sales in Asia Pacific by 3%. For 2004, year-to-date sales, net of hedging results, the change in exchange rates had the effect of increasing the Company's consolidated sales by 6%. The increase in sales in Europe and Asia as a result of the change in exchange rates was partially offset by the decrease in local currency product pricing in each region. Since most of the Company's international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing operating expenses $4.5 million, or 3%, for the nine months ended September 30, 2004 and by $800,000, or 2%, for the quarter ended September 30, 2004 compared to the comparable prior year periods.

     Gross Profit. As a percentage of net sales, gross profit decreased to 72.7% for the third quarter of 2004 from 73.8% for the third quarter of 2003 and for the first nine months of 2004 remained relatively constant at 73.7% for the first nine months of 2004 compared to 73.5% for the first nine months of 2003. The decrease in the gross margin for the third quarter of 2004 compared to the comparable prior year period is primarily attributable to the unfavorable impact of fixed charges relative to sales volume, partially offset by the effects of favorable foreign currency exchange rates and the favorable impact of higher sales volume. There can be no assurance that the Company will maintain its historical margins. The Company believes its current manufacturing capacity is adequate to meet current needs.

     Sales and Marketing. Sales and marketing expenses for the third quarter of 2004 increased to $46.4 million, a 15% increase, compared to the third quarter of 2003 and increased 20% to $140.1 million for the first nine months of 2004 from the comparable 2003 period. As a percentage of net sales, sales and marketing expenses were 37.0% and 38.5% for the quarters ended September 30, 2004 and 2003, respectively, and 37.2% and 38.5% for the nine months ended September 30, 2004 and 2003, respectively. Approximately 80% of the increase in sales and marketing expenses for the quarter ended September 30, 2004 from the prior year period is attributable to increases in sales and marketing personnel costs due to the increase in sales and marketing personnel, the increase in variable compensation from higher sales volume and from the effects of the change in currency exchange rates, with the remaining fraction of the increase attributable to increases in advertising, tradeshows and special events. Approximately 60% of the increase in sales and marketing expenses for the nine months ended September 30, 2004 from the prior year period is attributable to the increase in sales and marketing personnel costs due to the increase in sales and marketing personnel, the increase in variable compensation from higher sales volume and from the effects of the change in currency exchange rates, with the remaining fraction of the increase attributable to increases in advertising, tradeshows and special events. The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on recruiting, initial marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

     Research and Development. Research and development expenses increased to $21.7 million for the quarter ended September 30, 2004, an 18% increase, compared to $18.4 million for the three months ended September 30, 2003, and increased 25% to $63.1 million for the nine months ended September 30, 2004 from $50.5 million in the comparable 2003 period. As a percentage of net sales, research and development expenses represented 17.3% and 17.6% for the third quarters ended September 30, 2004 and 2003, respectively, and 16.7% and 16.6% for the nine months ended September 30, 2004 and 2003, respectively. The increase in research and development costs in absolute amounts in each period and as a percentage of sales for the nine months ended September 30, 2004 from the prior year period is primarily due to increases in personnel costs from the hiring of additional product development engineers and from the decrease in the capitalization of software development costs. The Company plans to continue making a significant investment in research and development in order to remain competitive and support revenue growth.

     The Company capitalizes software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. The Company amortizes such costs over the related product's estimated economic useful life, generally three years, beginning when a product becomes available for general release. Software amortization expense totaled $2.0 million and $1.8 million for the quarters ended September 30, 2004 and 2003, respectively, and $5.6 million and $4.0 million during the nine months ended September 30, 2004 and 2003, respectively. Software development costs capitalized were $786,000 and $1.0 million for the quarters ended September 30, 2004 and 2003, respectively, and $4.2 million and $9.4 million for the first nine months of 2004 and 2003, respectively.

     General and Administrative. General and administrative expenses for the quarter ended September 30, 2004 increased 47% to $12.9 million from $8.8 million for the comparable prior year period. For the first nine months of 2004, general and administrative expenses increased 15% to $33.4 million from $29.0 million for the first nine months of 2003. As a percentage of net sales, general and administrative expenses increased to 10.4% for the quarter ended September 30, 2004 from 8.4% for the third quarter of 2003. During the first nine months of 2004, general and administrative expenses decreased as a percentage of sales to 8.8% from 9.6% in the comparable prior year period. The increases in general and administrative expenses in absolute amounts and as a percentage of sales for the quarter ended September 30, 2004 from the comparable prior year period are attributable to increased litigation costs of $2.2 million, associated with the SoftWIRE patent defense lawsuit (See Note 9 - Litigation) and increased personnel costs. The increase in general and administrative expenses in absolute amounts for the nine month period ended September 30, 2004 from the comparable prior year period is primarily attributable to unfavorable foreign exchange rates and increased international personnel costs. The decrease in general and administrative expenses as a percentage of sales for the nine months ended September 30, 2004 from the comparable prior year period was primarily attributable to higher sales volume. The Company expects that general and administrative expenses in future periods will fluctuate in absolute amounts and as a percentage of revenue.

     Interest Income, Net. Net interest income in the third quarter of 2004 increased to $582,000 from $570,000 in the third quarter of 2003 and increased to $2.0 million for the first nine months of 2004 from $1.9 million for the comparable 2003 period. The increases in interest income for the quarter and nine months ended September 30, 2004 were due to higher yields on increased invested funds. The primary source of interest income is from the investment of the Company's cash.

     Net Foreign Exchange Gain (Loss). The Company experienced net foreign exchange losses of $85,000 in the third quarter of 2004 compared to losses of $209,000 in the third quarter of 2003. Net foreign exchange losses of $831,000 were recognized for the first nine months of 2004 compared to gains of $116,000 for the first nine months of 2003. These results are attributable to movements between the U.S. dollar and the local currencies in countries in which the Company's sales subsidiaries are located. The Company recognizes the local currency as the functional currency of its international subsidiaries.

     The Company utilizes foreign currency forward contracts to hedge a majority of its foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. The Company typically limits the duration of its "receivables" foreign currency forward contracts to 90 days.

     The Company also utilizes foreign currency forward contracts and foreign currency purchased option contracts in order to reduce its exposure to fluctuations in future foreign currency cash flows. The Company purchases these contracts for up to 100% of its forecasted cash flows in selected currencies (primarily the euro, yen and pound sterling) and limits the duration of these contracts to 40 months. The foreign currency purchased option contracts are purchased "at-the-money" or "out-of-the-money." As a result, the Company's hedging activities only partially address its risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. The Company does not invest in contracts for speculative purposes. The Company's hedging strategy reduced the foreign exchange gains by $497,000 during the quarter ended September 30, 2004, and increased the foreign exchange losses by $271,000 for the nine months ended September 30, 2004.

     Provision for Income Taxes. The provision for income taxes reflects an effective tax rate of 25% for the three and nine months ended September 30, 2004 and 25% for the three and nine months ended September 30, 2003. The Company's effective tax rate is lower than the U.S. federal statutory rate of 35% primarily as a result of the extraterritorial income exclusion, tax-exempt interest and reduced tax rates in certain foreign jurisdictions.

Liquidity and Capital Resources

     The Company is currently financing its operations and capital expenditures through cash flow from operations. At September 30, 2004, the Company had working capital of approximately $282.7 million compared to $255.3 million at December 31, 2003. Net cash provided by operating activities for the nine month periods ended September 30, 2004 and 2003 totaled $35.3 million and $38.1 million, respectively.

     Accounts receivable decreased to $75.9 million at September 30, 2004 from $78.0 million at December 31, 2003. Days sales outstanding decreased to 59 at September 30, 2004 compared to 60 at September 30, 2003. Consolidated inventory balances increased to $59.2 million at September 30, 2004 from $38.8 million at December 31, 2003. The increase in inventory was due to a planned increase in safety stock. Inventory turns of 2.3 at September 30, 2004 represent a decrease from turns of 2.8 at September 30, 2003. Cash used in the first nine months of 2004 for the purchase of property and equipment totaled $11.3 million, for the capitalization of internally developed software costs totaled $4.2 million, and for additions to other intangibles totaled $685,000. Cash used in the first nine months of 2003 for the purchase of property and equipment totaled $12.9 million, for the capitalization of internally developed software costs totaled $9.4 million, acquisitions totaled $5.3 million and additions to other intangibles totaled $1.0 million.

     Cash provided by the issuance of common stock totaled $11.2 million and $11.5 million for the first nine months of 2004 and 2003, respectively. The issuance of common stock was to employees under the Company's Employee Stock Purchase Plan and 1994 Incentive Plan. Cash used for the repurchase of common stock totaled $14.1 million and $0 for the first nine months of 2004 and 2003, respectively. Cash used for the payment of dividends totaled $10.5 million and $2.6 million for the first nine months of 2004 and 2003, respectively.

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances and internally generated funds. As of September 30, 2004 and 2003, the Company had no debt outstanding. The Company believes that its cash flow from operations, if any, existing cash balances and short-term investments will be sufficient to meet its cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months will depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth.

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

     The Company has no debt or off-balance sheet debt. As of September 30, 2004, the Company did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company were engaged in such relationships.

Market Risk

     The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

     Foreign Currency Hedging Activities. The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on the Company's earnings and cash flow. Accordingly, the Company utilizes purchased foreign currency option contracts and forward contracts to hedge its exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. The Company monitors its foreign exchange exposures regularly to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position. Based on the foreign exchange instruments outstanding at September 30, 2004, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate fair market value of all instruments outstanding of approximately $6.6 million. However, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, management believes that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure.

     Short-term Investments. The fair value of the Company's investments in marketable securities at September 30, 2004 was $147.2 million. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies its marketable securities portfolio by investing in multiple types of investment-grade securities. The Company's investment portfolio is primarily invested in securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on the Company's investment portfolio and interest rates at September 30, 2004, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $736,000, respectively, in the fair value of the investment portfolio. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

Factors Affecting the Company's Business and Prospects

     U.S./Global Economic Changes. As occurred in recent years, the markets in which the Company does business could again experience the negative effects of a slowdown in the U.S., and/or global economies. Additionally, the Company could be impacted by the effects of any recurrence of the SARS virus or the occurence of any similar virus, either through increased difficulty or costs of the export of products into affected regions, the import of components used in the Company's products from affected regions, and/or the effects the virus or costs to contain the virus have on the economy in regions in which the Company does business, particularly Asia, which has been the highest growth region of the Company over the past three years. The Company could also be subject to or impacted by acts of terrorism and/or the effects that war or continued U.S. military action would have on the U.S. and/or global economies. The worsening of the U.S. or global economies could result in reduced purchasing and capital spending in any of the markets served by the Company which could have a material adverse effect on the Company's operating results.

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

     Management Information Systems. The Company relies on three primary regional centers for its management information systems. As with any information system, unforeseen issues may arise that could affect management's ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that one or more of the Company's three regional information systems could experience a complete or partial shutdown. If such a shutdown occurred near the end of a quarter it could impact the Company's product shipments and revenues, as product distribution is heavily dependent on the integrated management information systems in each region. Accordingly, operating results in that quarter would be adversely impacted. The Company is working to maintain reliable regional management information systems to control costs and improve its ability to deliver its products in its markets worldwide. No assurances can be given that the Company's efforts will be successful. The failure to receive adequate, accurate and timely financial information could inhibit management's ability to make effective and timely decisions.

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

     Risks Associated with International Operations and Foreign Economies. International sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. The Company must also comply with various import and export regulations. Failure to comply with these regulations could result in fines and/or termination of import and export privileges, which could have a material adverse effect on the Company's operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by the Company's international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Between the third quarter of 2003 and the third quarter of 2004, net of hedging results, the change in exchange rates had the effect of increasing the Company's consolidated sales in the third quarter of 2004 by $2.2 million, or 4% compared to the third quarter of 2003. Since most of the Company's international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing operating expenses by $800,000 for the quarter ended September 30, 2004 compared to the comparable prior year period. If the U.S. dollar weakens in the future, it could result in the Company's having to reduce prices locally in order for its products to remain competitive in the local marketplace. If the U.S. dollar strengthens in the future, and the Company is unable to successfully raise its international selling prices it could have a materially adverse effect on the Company's operating results.

     Expansion of Manufacturing Capacity. During 2001, the Company completed construction of a second manufacturing facility. This facility is located in Hungary and became operational in the fourth quarter of 2001. This facility sources a significant portion of the Company's sales. Currently the Company is continuing to develop and implement information systems to support the operation of this facility. This facility and its operation are also subject to risks associated with a relatively new manufacturing facility and with doing business internationally, including difficulty in managing manufacturing operations in a foreign country, difficulty in achieving or maintaining product quality, interruption to transportation flows for delivery of components to us and finished goods to our customers, and changes in the country's political or economic conditions. No assurance can be given that the Company's efforts will be successful. Accordingly, a failure to deal with these factors could result in interruption in the facility's operation or delays in expanding its capacity, either of which could have a material adverse effect on the Company's operating results.

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

     The Company receives a substantial income tax benefit from the extraterritorial income exemption ("ETI") under U.S. law. The ETI rules provide that a percentage of the profits from products and intangibles exported from the U.S. are exempt from U.S. tax. This benefit will not be available in the future as ETI has been repealed by the American Jobs Creation Act of 2004 which is expected to be signed into law by the President of the United States. ETI will be phased out over the next two years and will cease to be available as of December 31, 2006. The repeal of the ETI will increase the Company's future effective income tax rate, which could have a material adverse effect on the Company's operating results.

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

     Section 404 of the Sarbanes-Oxley Act of 2002. While we believe we currently have adequate internal control over financial reporting, we are required to evaluate our internal control under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2004, we will be required to furnish a report by our management on the Company's internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of the Company's fiscal year, including a statement as to whether or not the Company's internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in the Company's internal control over financial reporting identified by management. Such report must also contain a statement that the Company's auditors have issued an attestation report on management's assessment of such internal controls. Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management's assessment of the effectiveness of internal control over financial reporting under Section 404.

     While we currently believe our internal control over financial reporting is effective, we are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both very costly and very challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, as prescribed by Section 404, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2004 (or if our auditors are unable to attest that our management's report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

     While we currently are on schedule for completion of and anticipate being able to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is no precedent available by which to measure compliance with the new Auditing Standard No. 2. In this regard, we recently received a letter from our auditors informing us that it is of critical importance that we continue diligently to complete our
Section 404 work and to provide our results and assessments to our auditors on a timely basis so that our auditors can have available the staff necessary to complete their work and issue their attestation report by the required date. If we are not able to comply with the requirements of Section 404 in a timely manner or if our auditors are not able to complete the procedures required by Audit Standard No. 2 to support their attestation report, we would likely lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

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

Item 4. Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer, based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2004, have concluded that the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. We continue to enhance our internal control over financial reporting by adding resources in key functional areas with the goal of bringing our operations up to the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required under the new Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board. We discuss and disclose these matters to the audit committee of our board of directors and to our auditors. During the quarter ended September 30, 2004, there were no significant changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company has filed two complaints against The MathWorks, Inc. ("MathWorks") for patent infringement. In both complaints, the Company claimed the MathWorks infringes certain of its U.S. patents and the MathWorks challenged the validity and enforceability of those patents and asserts that it does not infringe the claims of those patents.

The first complaint was filed on January 25, 2001 in the U.S. District Court, Eastern District of Texas (Marshall Division). On January 30, 2003, the jury found infringement by the MathWorks of three of the patents involved and awarded the Company specified damages. On June 23, 2003, the District Court entered final judgment in favor of the Company in an amount of approximately $4 million and entered an injunction against MathWorks' sale of its Simulink and related products. The District Court stayed the injunction pending appeal of the case and required the MathWorks to pay a specified royalty on its U.S. sales of the same products during the pendency of appeal. The initial judgment and the royalties on the sales of infringing products through June 30, 2004 total $6.9 million and are escrowed. On July 22, 2003, MathWorks filed its Notice of Appeal. On September 3, 2004, the U.S. Court of Appeal for the Federal Circuit affirmed the District Court's final judgment and injunction in all respects. Subsequently on October 14, 2004, the District Court lifted its stay of the injunction so as to place into effect the injunction against MathWorks' U.S. sales of its Simulink and related products. The final judgment has not been recorded in the financial statements of the Company pending release of the funds from escrow.

On September 22, 2004, MathWorks filed a complaint against the Company in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day it had released modified versions of its Simulink and related product and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court's decision on June 23, 2003, and affirmed by the Court of Appeals on September 3, 2004. MathWorks has not served the complaint, nor has the Company answered the complaint. The Company has publicly stated its position that MathWorks' modified products do not avoid the injunction. The Company has also publicly announced its intent to file a motion asking the District Court to hold MathWorks in contempt for violating the injunction. It is also the Company's position that this dispute over MathWorks' modified products should be resolved in the context of the Company's planned motion for contempt, rather than in a new lawsuit as sought by MathWorks by way of its complaint filed on September 22, 2004.

The second complaint was filed October 21, 2002, also in the U.S. District Court, Eastern District of Texas (Marshall Division) and on August 27, 2003, the complaint was dismissed by agreement of the parties.

On January 15, 2003, SoftWIRE Technology, LLC ("SoftWIRE") and Measurement Computing Corporation ("MCC") filed a complaint against the Company in the U.S. District Court for the District of Massachusetts asking the court to declare that SoftWIRE does not infringe certain of the Company's U.S. patents and that such patents are invalid and unenforceable. On February 21, 2003, the Company filed a complaint against SoftWIRE and MCC in the U.S. District Court, Eastern District of Texas (Marshall Division) claiming that both SoftWIRE and MCC infringe the same and certain other of the Company's U.S. patents. SoftWIRE and MCC challenge the validity and enforceability of these patents and assert that they do not infringe any of these patents. In the Eastern District action, the Company seeks monetary damages and injunction of the sale of certain products of SoftWIRE and MCC as well as attorney's fees and costs. By order of the Court, the Eastern District action was transferred to the U.S. District Court for the District of Massachusetts on May 9, 2003, and has been consolidated with the previously-filed SoftWIRE action, which also includes counterclaims by the Company that are the same in substance as the Company's claims in the Eastern District action. On June 12, 2003, SoftWIRE moved for leave to amend its complaint in order to allege that the Company infringes two U.S. patents that SoftWIRE acquired by purchase on May 23, 2003. On November 5, 2003, the Court granted SoftWIRE's motion to amend, thereby adding SoftWIRE's two patents to the litigation. With respect to those two SoftWIRE patents, SoftWIRE seeks monetary damages and injunction of the sale of the Company's LabVIEW software products, as well as attorney's fees and costs. The Company challenges the validity, enforceability and alleged infringement of those patents and intends to vigorously defend against SoftWIRE's claims. Discovery in the litigation remains underway and is expected to continue through 2005. No trial date has been set. During the fourth quarter of 2003, the Company accrued $3.8 million related to its probable loss from this contingency, which consists solely of anticipated patent defense costs that are probable of being incurred. On October 6, 2004 the court extended the discovery period through 2005. Because of the extended discovery period, the Company estimates that additional legal costs will be incurred. Accordingly, during the third quarter of 2004 the Company increased its accrual for these additional patent defense costs that are probable of being incurred by $2.5 million. However, the outcome of any litigation is inherently uncertain and there can be no assurance as to the ultimate outcome of this matter or any other litigation. The Company charged approximately $1.1 million against this accrual during the third quarter of 2004. The Company has charged a total of $2.4 million against this accrual through September 30, 2004.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                                 Maximum number
                                             Total number of     of shares that
                                            shares purchased      may yet be
                      Total      Average      as part of a      purchased under
                    number of   price paid  publicly announced    the plan or
      Period          shares    per share    plan or program        program
------------------  ----------  ----------  ------------------  ----------------
July 1, 2004 to
  July 31, 2004....     --         --               --             2,765,750
August 1, 2004 to
  August 31, 2004     251,000    $26.85          251,000           2,514,750
September 1, 2004..
  to September 30,
  2004.............     --         --               --             2,514,750
                    ---------               -----------------
Total..............   251,000    $26.85          251,000
                    =========               =================

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

(a) Exhibits.

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

     10.2(5) 1994 Incentive Plan, as amended.*

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

     (5) Incorporated by reference to the same-numbered exhibit filed with the Company's Form 10-Q on August 5, 2004.

      *      Management Contract or Compensatory Plan or Arrangement.

(b) Reports on Form 8-K.

     In connection with the Company's earning press release for the quarter ended June 30, 2004, the Company furnished a Current Report on Form 8-K on July 27, 2004.

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



Dated:  October 29, 2004