Form 10-K
period 2004-12-31
NATIONAL INSTRUMENTS CORP /DE/
filed 2005-03-07
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————
FORM 10-K

(Mark One)

   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended: December 31, 2004

OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ______________

Commission File Number 0-25426
——————————
NATIONAL INSTRUMENTS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-1871327 (I.R.S. Employer Identification Number)
11500 North Mopac Expressway Austin, Texas (address of principal executive offices)	78759 (zip code)

Registrant’s telephone number, including area code:
(512) 338-9119
——————————
Securities registered pursuant to Section 12(b) of the Act:
None
——————————
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value
(Preferred Stock Purchase Rights)
——————————

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   X     No

        The aggregate market value of voting stock held by non-affiliates of the registrant at the close of business on June 30, 2004, was $1,689,395,664 based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant as of June 30, 2004 have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

        At the close of business on March 3, 2005, registrant had outstanding 79,303,733 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates certain information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 10, 2005 (the “Proxy Statement”).

PART I

        This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding the future financial performance or operations of the Company (including, without limitation, statements to the effect that the Company “believes,” “expects,” “plans,” “may,” “will,” “projects,” “continues,” or “estimates” or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors including those set forth under the heading “Factors Affecting the Company’s Business and Prospects” beginning on page 20, and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

ITEM 1.     BUSINESS

        National Instruments Corporation (the “Company” or “National Instruments”) is a leading supplier of measurement and automation products that engineers and scientists use in a wide range of industries. These industries are spread across a large and diverse market for test and measurement (“T&M”) and industrial automation (“IA”) applications. The Company provides flexible application software and modular, multifunction hardware that users combine with industry-standard computers, networks and the Internet to create measurement and automation systems, which the Company also refers to as “virtual instruments.”

        The Company is based in Austin, Texas and was incorporated under the laws of the State of Texas in May 1976 and was reincorporated in Delaware in June 1994. On March 13, 1995, the Company completed an initial public offering of shares of its Common Stock. The Company’s Common Stock, $0.01 par value, is quoted on the Nasdaq National Market under the trading symbol NATI.

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

The Company’s Approach to Measurement and Automation

        A virtual instrument is a user-defined measurement and automation system that consists of an industry standard computer (which may be a mainstream general-purpose computer, workstation, handheld PDA device, or a version of an industry standard computer, workstation, or handheld PDA that is specially designed and packaged for harsh industrial or embedded environments) equipped with the Company’s user-friendly application software, cost-effective hardware and driver software. Virtual instrumentation represents a fundamental shift from traditional hardware-centered instrumentation systems to software-centered systems that exploit the computational, display, productivity and connectivity capabilities of computers, networks and the Internet. Because virtual instruments exploit these computation, connectivity, and display capabilities, users can define and change the functionality of their instruments, rather than being restricted by fixed-functions imposed by traditional instrument and automation vendors. The Company’s products empower users to monitor and control traditional instruments, create innovative computer-based systems that can replace traditional instruments at a lower cost, and develop systems that integrate measurement functionality together with industrial automation capabilities. The Company believes that giving users flexibility to create their own user-defined virtual instruments for an increasing number of applications in a wide variety of industries, and letting users leverage the latest technologies from computers, networking and communications shortens system development time and reduces both short- and long-term costs of developing, owning and operating measurement and automation systems, and improves the efficiency and precision of applications spanning research, design, production and service.

        Compared with traditional solutions, the Company believes its products and computer-based, virtual instrumentation approach provide the following significant customer benefits:

      Performance, Ease-of-Use and Efficiency

        The Company’s virtual instrument application software brings the power and ease-of-use of computers, PDAs, networks and the Internet to instrumentation. With features such as graphical programming, automatic code generation capabilities, graphical tools libraries, ready-to-use example programs, libraries of specific instrumentation functions, and the ability to deploy their applications on a range of platforms, users can quickly build a virtual instrument system that meets their individual application needs. In addition, the continuous improvement in performance of PC and networking technologies, which are the core platform for the Company’s approach, result in direct performance benefits for virtual instrument users in the form of faster execution for software-based measurement and automation applications, resulting in shorter test times, faster automation, and higher manufacturing throughput.

      Modularity, Reusability and Reconfigurability

        The Company’s products include reusable hardware and software modules that offer considerable flexibility in configuring systems. This ability to reuse and reconfigure instrument systems allows users to reduce development time and maximize efficiency by eliminating duplicated programming efforts and to quickly adapt their instruments to new and changing needs. In addition, these features help protect both hardware and software investments against obsolescence.

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

Products and Technology

        The Company offers an extensive line of measurement and automation products. The Company’s products consist of application software, and hardware components together with related driver software. The Company’s products are designed to work either in an integrated solution or separately; however, customers generally purchase software and hardware together. The Company believes that the flexibility, functionality and ease of use of its application software promotes sales of the Company’s other software and hardware products.

      Application Software

        The Company believes that application software is playing an increasingly important role in the development of computer-based instruments and systems in measurement and automation applications. The Company’s application software products leverage the increasing capability of computers, networks and the Internet for data analysis, connectivity and presentation power to bring increasing efficiency and precision to measurement and automation applications. The Company’s application software products include LabVIEW, LabVIEW Real-Time, LabVIEW FPGA, Measurement Studio, LabWindows/CVI, DIAdem, TestStand, MATRIXx and Signal Express. The Company’s application software products are integrated with the Company’s hardware/driver software.

        The Company offers a variety of software products for developing measurement and automation applications to meet the different programming and computer preferences of its customers. LabVIEW, LabWindows/CVI, and Measurement Studio are programming environments with which users can develop graphical user interfaces (“GUIs”), control instruments, and acquire, analyze and present data. With these software products, users can design custom virtual instruments by creating a GUI on the computer screen through which they operate the actual program and control selected hardware. Users can customize front panels with knobs, buttons, dials and graphs to emulate control panels of instruments or add custom graphics to visually represent the control and operation of processes. LabVIEW, LabWindows/CVI and Measurement Studio also have ready-to-use libraries for controlling thousands of programmable instruments, including the Company’s hardware products, as well as traditional serial, General Purpose Interface Bus (GPIB) and VME extensions for instrumentation (VXI) measurement and automation devices from other vendors.

        The principal difference between LabVIEW, LabWindows/CVI, and Measurement Studio is in the way users develop programs. With LabVIEW, users program graphically, developing application programs by connecting icons to create “block diagrams” which are natural design notations for scientists and engineers. With LabVIEW Real-Time, the user’s application program can be easily configured to execute using a real-time operating system kernel instead of the Windows operating system, which allows users to easily build virtual instrument solutions for mission-critical applications that require highly reliable operation. In addition, with LabVIEW Real-Time, users can easily configure their programs to execute remotely on embedded processors inside PXI systems, on embedded processors inside Fieldpoint distributed I/O systems, or on processors embedded on plug-in PC data acquisition boards. With LabVIEW FPGA, the user’s application can be configured to execute directly in silicon via a Field Programmable Gate Array (FPGA) residing on one of the Company’s reconfigurable I/O hardware products. LabVIEW FPGA allows users to easily build their own highly specialized, custom hardware devices for ultra high-performance requirements or for unique or proprietary measurement or control protocols. With LabWindows/CVI, users program using the conventional, text-based language of C. Measurement Studio consists of measurement and automation add-on libraries and additional tools for programmers that use Microsoft’s Visual Basic, Visual C++, Visual C#, and Visual Studio.NET development environments.

        The Company offers a software product called TestStand targeted for T&M applications in a manufacturing environment. TestStand is a test management environment for organizing, controlling, and running automated production test systems on the factory floor. It also generates customized test reports and integrates product and test data across the customers’ enterprise and across the Internet. TestStand manages tests that are written in LabVIEW, LabWindows/CVI, Measurement Studio, C and C++, and Visual Basic, so test engineers can easily share and re-use test code throughout their organization and from one product to the next. TestStand is a key element of the Company’s strategy to broaden the reach of its application software products across the corporate enterprise.

      Hardware Products and Related Driver Software

        The Company’s hardware and related driver software products include data acquisition (“DAQ”), PCI extensions for instrumentation (PXI), image acquisition, motion control, Distributed I/O and Embedded Control Hardware/Software, industrial communications interfaces, GPIB interfaces, and VXI Controllers. The high level of integration between the Company’s products provides users with the flexibility to mix and match hardware components when developing custom virtual instrumentation systems.

        DAQ Hardware/Driver Software. DAQ hardware and driver software products are “instruments on a board” that users can combine with sensors, signal conditioning hardware and software to acquire analog data and convert it into a digital format that can be accepted by a computer. The Company believes that computer-based DAQ products are typically a lower-cost solution than traditional instrumentation. The Company believes that applications suitable for automation with computer-based DAQ products are widespread throughout many industries, and that many systems currently using traditional instrumentation (either manual or computer-controlled) could be displaced by computer-based DAQ systems. The Company offers a range of computer-based DAQ products, including models for digital, analog and timing input-output, and for transferring data directly to a computer’s random-access memory.

        PXI Modular Instrumentation. The Company’s PXI modular instrument platform, which was introduced in 1997, is a standard PC packaged in a small, rugged form factor with expansion slots and instrumentation extensions. It combines mainstream PC software and PCI hardware with advanced instrumentation capabilities. In essence, PXI is an instrumentation PC with several expansion slots to enable the company to pursue complete system-level opportunities and deliver a much higher percentage of the overall system content using the company’s own products. The Company continues to expand its PXI product offerings with new modules, which address a wide variety of measurement and automation applications. PXI also continues to gain acceptance, with numerous endorsements.

        Machine Vision/Image Acquisition. In 1996, the Company introduced its first image acquisition hardware which provides users with a cost-effective solution to integrate vision into their measurement and automation applications. The Company’s vision software is designed to work with many different software environments, including LabVIEW, LabWindows/CVI, Visual Basic, C, and Measurement Studio. In 2002, the Company expanded its software offering with new easy-to-use menu driven machine vision software that can run as a stand-alone vision system. The new software can also generate LabVIEW code. In 2003, the Company introduced its new Vision Builder software for automated inspection and its new Compact Vision System, which is a small, ruggedized, industrial vision system that can connect up to three IEEE-1394 cameras and that is easily programmed using Vision Builder.

        Motion Control. During 1997, the Company introduced its first line of motion control hardware, software and peripheral products. This intelligent PC-based motion control hardware is programmable from industry standard development environments including LabVIEW, LabWindows/CVI and Measurement Studio. The Company’s software tools for motion are easily integrated with the Company’s other product lines, allowing motion to be combined with image acquisition, test, measurement, data acquisition and automation. The Company’s computer-based motion products allow users to leverage standard hardware and software in measurement and automation applications to create robust, flexible solutions.

        Distributed I/O and Embedded Control Hardware/Software. FieldPoint is an intelligent, distributed, and modular I/O system, first introduced by the Company in 1997, that gives industrial system developers an economical solution for distributed data acquisition, monitoring and control applications. Suitable for direct connection to industrial signals, FieldPoint includes a wide array of rugged and isolated analog and digital I/O modules, terminal base options, and network modules. FieldPoint software provides seamless integration into the LabVIEW Real-Time, LabVIEW, LabWindows/CVI, Measurement Studio and other industrial automation software packages. With LabVIEW Real-Time users can download their LabVIEW code and easily create networked systems of intelligent, real-time nodes for embedded measurement and control. In late 2002, the Company launched Compact FieldPoint, a new intelligent distributed I/O product. Compact FieldPoint is also an execution target for LabVIEW Real-Time, and its smaller size and even more rugged form factor further extends NI’s hardware and LabVIEW Real-Time into new industrial control, process monitoring, and embedded machine applications that require intelligent I/O products with a small form factor, a wide operating temperature, and resistance to shock and vibration.

        Industrial Communications Interfaces. In mid-1995, the Company began shipping its first interface boards for communicating with serial devices, such as dataloggers and programmable logic controllers (PLCs) targeted for IA applications, and benchtop instruments, such as oscilloscopes, targeted for T&M applications. Industrial applications need the same high-quality, easy-to-use hardware and software tools for communicating with industrial devices such as process instrumentation, PLCs, single-loop controllers, and a variety of I/O and DAQ devices. National Instruments offers hardware and driver software product lines for communication with industrial devices—Controller Area Network (CAN), DeviceNet, Foundation Fieldbus, and RS-485 and RS-232.

        GPIB Interfaces/Driver Software. The Company began selling GPIB products in 1977 and is a leading supplier of GPIB interface boards and driver software to control traditional GPIB instruments. These traditional instruments are manufactured by a variety of third-party vendors and are used primarily in T&M applications. The Company’s diverse portfolio of hardware and software products for GPIB instrument control is available for a wide range of computers. The Company’s GPIB product line also includes products for portable computers such as a personal computer memory card (PCMCIA)-GPIB interface card, and products for controlling GPIB instruments using the computer’s standard parallel, USB, IEEE 1394 (Firewire), Ethernet, and serial ports.

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

Markets and Applications

        The Company’s products are used across many industries in a variety of applications from research and development to simulation and modeling to product design and validation to production testing and industrial control to field and factory service and repair. The following industries and applications are served worldwide by the Company: advanced research, automotive, commercial aerospace, computers and electronics, continuous process manufacturing, education, government/defense, medical research/pharmaceutical, power/energy, semiconductors, automated test equipment, telecommunications and others.

Customers

        The Company has a broad customer base, with no customer accounting for more than 3% of the Company’s sales in 2004, 2003, or 2002.

Marketing

        Through its worldwide marketing efforts, the Company strives to educate engineers and scientists about the benefits of the Company’s virtual instrumentation philosophy, products and technology, and to highlight the performance, ease of use and cost advantages of its products. The Company also seeks to present its position as a technological leader among producers of instrumentation software and hardware and to help promulgate industry standards that will benefit users of computer-based instrumentation.

        The Company reaches its intended audience through its Web site at ni.com as well as the distribution of written and electronic materials including demonstration versions of its software products, participation in tradeshows and technical conferences and training and user seminars.

        The Company actively markets its products in higher education environments, and identifies many colleges, universities and trade and technical schools as key accounts. The Company offers special academic pricing and products to enable universities to utilize Company products in their classes and laboratories. The Company believes its prominence in the higher education area can contribute to its future success because students gain experience using the Company’s products before they enter the work force.

Sales and Distribution

        The Company distributes its software and hardware products primarily through a direct sales organization. The Company also uses independent distributors, OEMs, VARs, system integrators and consultants to market its products. The Company has sales offices in the United States and sales offices and distributors in key international markets. Sales outside of North America accounted for approximately 53%, 53%, and 50% of the Company’s revenues in 2004, 2003, and 2002, respectively. The Company expects that a significant portion of its total revenues will continue to be derived from international sales. See Note 11 of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of the Company’s net sales, operating income and identifiable assets.

        The Company believes the ability to provide comprehensive service and support to its customers is an important factor in its business. The Company permits customers to return products within 30 days from receipt for a refund of the purchase price less a restocking charge, and generally provides a two-year warranty on GPIB hardware products, a three-year warranty on its new M-Series DAQ products, a one-year warranty on other hardware products, and a 90-day warranty on cables and software (medium only). Customers may also purchase a one-year extended warranty on hardware products. Historically, warranty costs have not been material.

        The Company’s foreign operations are subject to certain risks set forth on page 22 under “Risks Associated with International Operations and Foreign Economies.”

Competition

        The markets in which the Company operates are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than the Company, and the Company expects to face further competition from new market entrants in the future. The Company believes Agilent Technologies Inc. (“Agilent”) is the dominant supplier of GPIB and VXI-compatible instruments and systems. Agilent is also a leading supplier of equipment used in data acquisition and control applications. Because of Agilent’s dominance in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse affect on the Company. The Company also faces competition from a variety of other competitors.

        Certain of the Company’s competitors have substantial competitive advantages in terms of breadth of technology, sales, marketing and support capability and resources, including the number of sales and technical personnel and their ability to cover a geographic area and/or particular account more extensively and with more complete solutions than the Company can offer, and more extensive warranty support, system integration and service capabilities than those of the Company. In addition, large competitors can often enter into strategic alliances with key customers or target accounts of the Company, which can potentially have a negative impact on the Company’s success with those accounts.

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

        The Company’s research and development staff strives to build quality into products at the design stage in an effort to reduce overall development and manufacturing costs. The Company’s research and development staff also designs proprietary ASICs, many of which are designed for use in several products. The goal of the ASIC design program is to further differentiate the Company’s products from competing products, to improve manufacturability and to reduce costs. The Company seeks to reduce the time to market for new and enhanced products by sharing its internally developed hardware and software components across multiple products.

        As of December 31, 2004, the Company employed 925 people in product research and development. The Company’s research and development expenses were $84.7 million, $70.9 million, and $64.0 million for 2004, 2003, and 2002, respectively.

Intellectual Property

        The Company relies on a combination of patent, trade secret, copyright and trademark law, contracts and technical measures to establish and protect its proprietary rights in its products. As of December 31, 2004, the Company held 232 United States patents (227 utility patents and 5 design patents) and 32 patents in foreign countries (29 patents registered in Europe in various countries; 1 patent in Canada; and 2 patents in Japan), and had 331 patent applications pending in the United States and foreign countries. 54 of the Company’s issued United States patents are software patents related to LabVIEW, and cover fundamental aspects of the graphical programming approach used in LabVIEW. The Company’s patents expire from 2007 to 2022. No assurance can be given that the Company’s pending patent applications will result in the issuance of patents. The Company also owns certain registered trademarks in the United States and abroad.

Manufacturing and Suppliers

        The Company manufactures a substantial majority of its products at its facilities in Debrecen, Hungary. Additional production primarily of low volume or newly introduced products is done in Austin, Texas. Product manufacturing operations at the Company can be divided into four areas: electronic circuit card and module assembly; cable assembly; technical manuals and product support documentation; and software duplication. The Company manufactures most of the electronic circuit card assemblies and modules in-house, although subcontractors are used from time to time. The Company manufactures some of its electronic cable assemblies in-house, but many assemblies are produced by subcontractors. The Company primarily subcontracts its software duplication and product support documentation.

        The Company obtains most of its electronic components from suppliers located principally in the United States, Europe and Asia. Some of the components purchased by the Company, including ASICs, are sole-sourced. Any disruption of the Company’s supply of sole or limited source components, whether resulting from business demand, quality, production or delivery problems, could adversely affect the Company’s ability to manufacture its products, which could in turn adversely affect the Company’s business and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Backlog

        The Company typically ships products shortly following the receipt of an order. Accordingly, the Company’s backlog typically represents less than 5 days sales. Backlog should not be viewed as an indicator of future sales.

Employees

        As of December 31, 2004, the Company had 3,465 employees, including 925 in research and development, 1,580 in sales and marketing and customer support, 524 in manufacturing and 436 in administration and finance. None of the Company’s employees are represented by a labor union and the Company has never experienced a work stoppage. The Company considers its employee relations to be good. For six consecutive years, from 1999 to 2004, the Company has been named among the 100 Best Companies to Work for in America according to FORTUNE magazine.

ITEM 2.      PROPERTIES

        The Company’s principal activities are conducted at three Company-owned buildings in Austin, Texas. The Company owns approximately 69 acres of land in north Austin, Texas, on which are a 232,000 square foot office facility, a 140,000 square foot manufacturing and office facility, and a 380,000 square foot research and development facility. The Company also owns a 136,000 square foot office building in Austin, Texas which is being leased to third-parties. The Company also owns a 148,000 square foot manufacturing facility in Debrecen, Hungary. The Company’s German subsidiary, National Instruments Engineering GmbH & Co. KG, owns a 25,500 square foot office building in Aachen, Germany in which a majority of its activities are conducted. National Instruments Engineering owns another 19,375 square foot office building in Aachen, Germany, which is partially leased to third-parties.

        As of December 31, 2004, the Company also leased a number of sales and support offices in the United States and overseas. The Company’s facilities are currently utilized below design maximum capacity to allow for headcount growth and design/construction cycles. The Company believes existing facilities are adequate to meet its current requirements.

ITEM 3.      LEGAL PROCEEDINGS

        A patent infringement action was filed by the Company on January 25, 2001 in the U.S. District Court, Eastern District of Texas (Marshall Division) claiming that The MathWorks, Inc. (“MathWorks”) infringed certain of the Company’s U.S. patents. On January 30, 2003, a jury found infringement by the MathWorks of three of the patents involved and awarded the Company specified damages. On June 23, 2003, the District Court entered final judgment in favor of the Company and entered an injunction against MathWorks’ sale of its Simulink and related products and stayed the injunction pending appeal. Upon appeal, the judgment and the injunction were affirmed by the U.S. Court of Appeals for the Federal Circuit (September 3, 2004). Subsequently the stay of injunction was lifted by the District Court. In November 2004, the final judgment amount of $7.4 million which had been held in escrow pending appeal was released to the Company.

        An action was filed by MathWorks against the Company on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court’s decision of June 23, 2003, (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on the Company. The Company filed an answer to MathWorks’ declaratory judgment complaint, denying MathWorks’ claims of non-infringement and alleging its own affirmative defenses. On January 7, 2005, the Company amended its answer to include counterclaims that MathWorks’ modified products are infringing three of the Company’s patents, and requesting unspecified damages and an injunction. MathWorks filed its reply to the Company’s counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. The case schedule has yet to be set in this action. During the fourth quarter of 2004, the Company accrued $4 million related to its probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred.

        On January 15, 2003, SoftWIRE Technology, LLC (“SoftWIRE”) and Measurement Computing Corporation (“MCC”) filed a complaint against the Company in the U.S. District Court for the District of Massachusetts asking the Court to declare that SoftWIRE does not infringe certain of the Company’s U.S. patents and that such patents are invalid and unenforceable. On February 21, 2003, the Company filed a complaint against SoftWIRE and MCC in the U.S. District Court, Eastern District of Texas (Marshall Division) claiming that both SoftWIRE and MCC infringe the same and certain other of the Company’s U.S. patents. SoftWIRE and MCC challenge the validity and enforceability of these patents and assert that they do not infringe any of these patents. In the Eastern District action, the Company seeks monetary damages and injunction of the sale of certain products of SoftWIRE and MCC as well as attorney’s fees and costs. By order of the Court, the Eastern District action was transferred to the U.S. District Court for the District of Massachusetts on May 9, 2003, and has been consolidated with the previously-filed SoftWIRE action, which also includes counterclaims by the Company that are the same in substance as the Company’s claims in the Eastern District action. On June 12, 2003, SoftWIRE moved for leave to amend its complaint in order to allege that the Company infringes two U.S. patents that SoftWIRE acquired by purchase on May 23, 2003. On November 5, 2003, the Court granted SoftWIRE’s motion to amend, thereby adding SoftWIRE’s two purchased patents to the litigation. With respect to those two patents, SoftWIRE seeks monetary damages and injunction of the sale of the Company’s LabVIEW software products, as well as attorney’s fees and costs. The Company challenges the validity, enforceability and alleged infringement of those patents and intends to vigorously defend against SoftWIRE’s claims. During the fourth quarter of 2003, the Company accrued $3.8 million related to its probable loss from this contingency, which consists solely of anticipated patent defense costs that are probable of being incurred. Fact discovery is scheduled to close in April 2005. The Court has not set any cut-off for expert discovery. No trial date has been set. Because of the extended discovery period, the Company estimates that additional legal costs will be incurred. During the third quarter of 2004, the Company increased its accrual for these additional patent defense costs that are probable of being incurred by $2.5 million. However, the outcome of any litigation is inherently uncertain and there can be no assurance as to the ultimate outcome of this matter or any other litigation. The Company charged approximately $885,000 against this accrual during the fourth quarter of 2004. The Company has charged a total of $3.3 million against this accrual through December 31, 2004.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company’s Common Stock, $0.01 par value, began trading on the Nasdaq National Market under the symbol NATI effective March 13, 1995. Prior to that date, there was no public market for the Common Stock. The high and low closing prices for the Common Stock, as reported by Nasdaq for the two most recent fiscal years, are as indicated in the following table.

	High	Low
2004
First Quarter 2004	$ 34.32	$ 29.32
Second Quarter 2004	34.07	28.89
Third Quarter 2004	30.16	24.45
Fourth Quarter 2004	31.08	25.34

	High	Low
2003
First Quarter 2003	$ 24.37	$ 20.95
Second Quarter 2003	25.78	19.33
Third Quarter 2003	28.89	23.49
Fourth Quarter 2003	31.02	26.35

        At the close of business on February 28, 2005, there were approximately 600 holders of record of the Common Stock and approximately 15,000 shareholders of beneficial interest.

        The Company believes factors such as quarterly fluctuations in results of operations, announcements by the Company or its competitors, technological innovations, new product introductions, governmental regulations, litigation, changes in earnings estimates by analysts or changes in the Company’s financial guidance may cause the market price of the Common Stock to fluctuate, perhaps substantially. In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to their operating results. These broad market and industry fluctuations may adversely affect the market price of the Company’s Common Stock.

        The Company paid cash dividends of $0.05 per share each on June 1, 2004, August 30, 2004 and November 29, 2004, and paid cash dividends of $0.03? per share on August 29, 2003, November 24, 2003 and February 20, 2004. Prior to this, the Company had not paid any cash dividends on its Common Stock. Our policy as to future dividends is based on, among other considerations, our views on potential future capital requirements related to research and development, expansion into new market areas, investments and acquisitions, share dilution management, legal risks, and challenges to our business model.

        See Item 12 for information regarding securities authorized for issuance under equity compensation plans.

   PURCHASES OF EQUITY SECURITIES BY ISSUER

Period	Total number of shares	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program
October 1, 2004 to
October 31, 2004	72,600	$ 26.43	72,600	2,442,150
November 1, 2004 to
November 30, 2004	—	—	—	2,442,150
December 1, 2004 to
December 31, 2004	—	—	—	2,442,150

Total	72,600	$ 26.43	72,600

        The Company’s share repurchase plan was announced on October 17, 2002. Under the plan, the Company has authorization to repurchase up to 3,000,000 shares of National Instruments stock. The plan has no expiration date.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with the consolidated financial statements, including the Notes to Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statements of Income Data:
Net sales:
Americas	$ 243,651	$ 200,210	$ 195,770	$ 195,842	$ 215,960
Europe	164,895	137,761	122,800	128,523	133,799
Asia Pacific	105,542	87,921	72,220	60,910	60,390

Consolidated net sales	514,088	425,892	390,790	385,275	410,149
Cost of sales	135,473	111,672	105,086	101,297	98,326

Gross profit	378,615	314,220	285,704	283,978	311,823

Operating expenses:
Sales and marketing	188,727	160,478	145,671	145,555	147,377
Research and development	84,692	70,896	63,964	60,745	55,954
General and administrative	42,500	42,497	35,714	29,234	32,077

Total operating expenses	315,919	273,871	245,349	235,534	235,408

Operating income	62,696	40,349	40,355	48,444	76,415
Other income (expense):
Interest income	2,905	2,511	3,295	5,837	6,390
Interest expense	(31)	(62)	(128)	(26)	(533)
Net foreign exchange gain (loss) and other	(757)	1,693	96	(722)	(1,159)

Income before income taxes	64,813	44,491	43,618	53,533	81,113
Provision for income taxes	16,203	11,123	12,213	17,131	25,956

Net income	$ 48,610	$ 33,368	$ 31,405	$ 36,402	$ 55,157

Basic earnings per share	$ 0.62	$ 0.43	$ 0.41	$ 0.48	$ 0.73

Weighted average shares outstanding - basic	78,680	77,438	76,829	76,365	75,498

Diluted earnings per share	$ 0.59	$ 0.41	$ 0.39	$ 0.45	$ 0.69

Weighted average shares outstanding - diluted	82,096	80,946	80,117	80,477	80,346

Cash dividends paid per common share	$ 0.18	$ 0.07	$ —	$ —	$ —

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$ 76,216	$ 53,446	$ 12,840	$ 38,165	$ 44,725
Short-term investments	150,392	141,227	141,038	112,346	110,077
Working capital	309,635	255,330	211,453	209,836	220,208
Total assets	582,415	525,151	458,714	424,619	389,350
Long-term debt, net of current portion	—	—	—	—	—
Total stockholders' equity	486,449	439,452	386,463	366,164	321,023

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding the future financial performance or operations of the Company (including, without limitation, statements to the effect that the Company “believes,” “expects,” “plans,” “may,” “will,” “projects,” “continues,” or “estimates” or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors including those set forth under the heading “Factors Affecting the Company’s Business and Prospects” beginning on page 20, and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

   Overview

        National Instruments designs, develops, manufactures and markets instrumentation and automation software and hardware for general commercial, industrial and scientific applications. The Company offers hundreds of products used to create virtual instrumentation systems for measurement and automation. The Company has identified a large and diverse market for test and measurement (“T&M”) and industrial automation (“IA”) applications. The Company’s products are used in a variety of applications from research and development to production testing, monitoring and industrial control. In T&M applications, the Company’s products can be used to monitor and control traditional instruments or to create computer-based instruments that can replace traditional instruments. In IA applications, the Company’s products can be used in the same ways as in test and measurement and can also be used to integrate measurement functionality with process automation capabilities. The Company sells to a large number of customers in a wide variety of industries. No single customer accounted for more than 3% of the Company’s sales in 2004, 2003 or 2002.

The key strategies that management focuses on in running the business are the following:

Expanding our broad customer base:

        The Company strives to increase its already broad customer base by serving a large market on many computer platforms, through a global marketing and distribution network. The Company also acquires new technologies and expertise from time to time in order to open up new opportunities for the company’s existing product portfolio.

Maintaining a high level of customer satisfaction:

        To maintain a high level of customer satisfaction the Company strives to offer innovative, modular and integrated products through a global, sales and support network. The Company strives to maintain a high degree of backwards compatibility across different platforms in order to preserve the customer’s investment in the Company’s products.

Leveraging external and internal technology:

        The Company’s product strategy is to provide superior products by leveraging generally available technology, supporting open architectures on multiple platforms and by leveraging its own core technologies such as custom ASICs across multiple products.

        The Company sells into the T&M and the IA Industries and as such is subject to the economic and industry forces which drive those markets. It has been the Company’s experience that the performance of these industries and of the Company is impacted by general trends in industrial production for the global economy and by the specific performance of certain vertical markets that are intensive consumers of measurement technologies. Examples of these markets are semiconductor capital equipment, telecom, defense, aerospace, automotive and others. In assessing the Company’s performance, management considers the trends in Global Purchasing Managers Index (published by JP Morgan) as well as industry reports on the specific vertical industries mentioned earlier.

        We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the United States and sales offices and distributors in key international markets. Sales outside of North America accounted for approximately 53%, 53%, and 50% of our revenues in 2004, 2003, and 2002, respectively. The Company’s foreign sales are denominated in the customers’ local currency, which exposes the Company to the effects of changes in foreign-currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. See Note 11 of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income and identifiable assets.

        We manufacture a substantial majority of our products at our facilities in Debrecen, Hungary. Additional production primarily of low volume or newly introduced products is done in Austin, Texas. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; cable assembly; technical manuals and product support documentation; and software duplication. We manufacture most of the electronic circuit card assemblies and modules in-house, although subcontractors are used from time to time. We manufacture some of our electronic cable assemblies in-house, but many assemblies are produced by subcontractors. We subcontract our software duplication and product support documentation.

        We believe that our long-term growth and success depends on delivering high quality software and hardware products on a timely basis. Accordingly, we focus significant efforts on research and development. We focus our research and development efforts on enhancing existing products and developing new products that incorporate appropriate features and functionality to be competitive with respect to technology and price/performance. Our success also is dependant on our ability to obtain and maintain patents and other proprietary rights related to technologies used in our products. The Company engages in litigation to protect its intellectual property rights. In monitoring and policing its intellectual property rights, the Company has been and may be required to spend significant resources.

        We are based in Austin, Texas. We were incorporated under the laws of the State of Texas in May 1976 and were reincorporated in Delaware in June 1994. We have been a public company since March 1995.

        The Company has been profitable in every year since 1990. However, there can be no assurance that the Company’s net sales will grow or that the Company will remain profitable in future periods. As a result, the Company believes historical results of operations should not be relied upon as indications of future performance.

   Results of Operations

        The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Company’s consolidated statements of income:

	Years Ended December 31,
	2004	2003	2002
Net sales:
Americas	47.4%	47.0%	50.1%
Europe	32.1	32.4	31.4
Asia Pacific	20.5	20.6	18.5

Consolidated net sales	100.0	100.0	100.0
Cost of sales	26.4	26.2	26.9

Gross profit	73.6	73.8	73.1
Operating expenses:
Sales and marketing	36.7	37.7	37.3
Research and development	16.4	16.6	16.4
General and administrative	8.3	10.0	9.1

Total operating expenses	61.4	64.3	62.8

Operating income	12.2	9.5	10.3
Other income (expense):
Interest income	0.5	0.6	0.8
Interest expense	—	—	—
Net foreign exchange gain (loss) and other	(0.1)	0.3	—

Income before income taxes	12.6	10.4	11.1
Provision for income taxes	3.1	2.6	3.1

Net income	9.5%	7.8%	8.0%

        Net Sales.  In 2004, net sales for the Company’s products were $514.1 million, a 21% increase from the level achieved in 2003, which followed an increase in net sales of 9% in 2003 from the level achieved in 2002. The Company believes the increase in sales in 2004 is primarily attributable to the introduction of new and upgraded products, the increase in unit volume from the increased market acceptance of the Company’s products in all regions and the strength of the Euro. The Company believes the increase in sales in 2003 was primarily attributable to the introduction of new and upgraded products, an early stage recovery in the global economy and an increased market acceptance of the Company’s products in Asia.

        Sales in the Americas increased 22% to $243.7 million in 2004 compared to 2003, which followed a 2% increase in 2003 over 2002 levels. Sales outside of the Americas, as a percentage of consolidated sales for 2004, were flat with 2003 at 53.0%. European revenue was $164.9 million in 2004, an increase of 20% from 2003, following a 12% increase in 2003 from 2002. Asia Pacific revenue grew 20% to $105.5 million in 2004, which followed a 22% increase in 2003 over 2002 levels. The Company expects sales outside of North America to continue to represent a significant portion of its revenue. The Company intends to continue to expand its international operations by increasing its presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell its products in some countries.

        Sales made by the Company’s direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Between 2004 and 2003, net of hedging results, the change in the exchange rates had the effect of increasing the Company’s consolidated sales by 2%, increasing European sales by 6% and increasing sales in Asia Pacific by 3%. The increase in sales in Europe and Asia as a result of the change in exchange rates was partially offset by the decrease in local currency product pricing in each region. Since most of the Company’s international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing operating expenses $4.4 million, or 1.4%, in 2004, $6.5 million, or 2.4%, in 2003 and $4.5 million, or 1.9%, in 2002.

        Gross Profit.   As a percentage of sales, gross profit represented 74%, 74% and 73% in 2004, 2003 and 2002, respectively. The gross margin in 2004 remained flat with 2003 primarily because the effects of favorable foreign currency exchange rates and the favorable impact of higher sales volume were offset by the increase in the Company’s reserves for excess and obsolete inventories and a reduction in the selling prices of some of the Company’s products. The increase in gross margin in 2003 compared to 2002 is primarily attributable to favorable foreign currency exchange rates and the favorable impact of higher sales volume. There can be no assurance that the Company will maintain its historical margins. The Company believes its current manufacturing capacity is adequate to meet current needs.

        Sales and Marketing.   Sales and marketing expense in 2004 increased to $188.7 million, an 18% increase from 2003, following an increase of 10% in 2003 over 2002. Sales and marketing expense as a percentage of revenue was 37% in 2004, down from 38% in 2003 and flat with 37% in 2002. Approximately 60% of the increase in sales and marketing expenses in 2004 compared to 2003 is attributable to the increase in sales and marketing personnel costs, due to the increase in sales and marketing personnel, the increase in variable compensation from higher sales volume and from the effects of the change in currency exchange rates, with the remaining fraction of the increase attributable to increases in advertising, tradeshows and special events. The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on recruiting, marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

        Research and Development.   Research and development expense in 2004 increased 19% compared to 2003 following an increase of 11% in 2003 over 2002. The increase in research and development costs in each period was primarily due to increases in personnel costs from the hiring of additional product development engineers and from the decrease in the capitalization of software development costs. Research and development personnel increased from 852 at December 31, 2003 to 925 at December 31, 2004. The Company plans to continue making a significant investment in research and development in order to remain competitive and support revenue growth.

        The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” The Company amortizes such costs over the related product’s estimated economic useful life, generally three years, beginning when a product becomes available for general release. Software amortization expense included in cost of goods sold totaled $7.5 million, $5.6 million and $3.8 million during 2004, 2003 and 2002, respectively. Software development costs capitalized during such years were $5.2 million, $10.7 million and $5.8 million, respectively. (See Note 5 of Notes to Consolidated Financial Statements for a description of intangibles.)

        General and Administrative.   General and administrative expenses in 2004 were flat with 2003, which followed an increase of 19% in 2003 from 2002. General and administrative expenses in 2004 remained flat with 2003 because decreases in litigation costs of approximately $6.6 million, resulting from a $6.0 million net gain from the judgement award against The MathWorks, Inc., were offset entirely by the costs associated with compliance with Section 404 of the Sarbanes-Oxley Act, the academic donations of $2.5 million, and increased personnel costs. The increase in personnel costs resulted from both the increase in personnel and from the fall in the value of the U.S. dollar which resulted in an increase in the U.S. dollar value of the Company’s international expenses. The increase in general and administrative expenses in 2003 from 2002 is primarily attributable to the upgrade of the Company’s America’s business applications suite to Oracle’s latest web-based release 11i, continued investment in the Company’s web and e-commerce offerings and $8.0 million for patent litigation. The patent litigation expense consisted primarily of a $3.8 million charge for the probable loss resulting solely from anticipated patent defense costs related to the legal action brought against the Company by SoftWIRE Technology, LLC (“SoftWIRE”) and Measurement Computing Corporation (“MCC”), and $3.8 million associated with the patent trial brought by the Company against The MathWorks. (See Note 13 of Notes to Consolidated Financial Statements.) General and administrative expenses as a percentage of revenue decreased to 8.3% during 2004 from 10.0% during 2003. The Company expects that general and administrative expenses in future periods will fluctuate in absolute amounts and as a percentage of revenue.

        During 2002, the Company and Trilogy Software, Inc. (“Trilogy”) settled a dispute regarding Trilogy’s buy-out of the lease of the Company’s Millenium office building which resulted in a gain of approximately $6.0 million from lease termination. As a result of additional facility lease consolidation, the Company incurred lease termination costs of approximately $2.4 million in 2002.

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

        Interest Income and Expense.   Interest income increased 16% in 2004 from 2003, which followed a decrease of 24% in 2003 from 2002. The increase in interest income in 2004 was due to higher yields on increased invested funds. The decrease in interest income in 2003 and 2002 was due to lower yields on the Company’s investments. The primary source of interest income is from the investment of the Company’s cash. Net cash provided by operating activities totaled $65.6 million and $63.1 million in 2004 and 2003, respectively.

        Net Foreign Exchange Gain (Loss).   The Company experienced net foreign exchange gains of $1.3 million in 2004, compared to gains of $1.1 million in 2003 and losses of $724,000 in 2002. These results are attributable to movements between the U.S. dollar and the local currencies in countries in which the Company’s sales subsidiaries are located. The Company recognizes the local currency as the functional currency of its international subsidiaries.

        The Company utilizes foreign currency forward contracts to hedge a majority of its foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. The Company typically limits the duration of its “receivables” foreign currency forward contracts to 90 days.

        The Company also utilizes foreign currency forward contracts and foreign currency purchased option contracts in order to reduce its exposure to fluctuations in future foreign currency cash flows. The Company purchases these contracts for up to 100% of its forecasted cash flows in selected currencies (primarily the euro, yen and pound sterling) and limits the duration of these contracts to 40 months. The foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” As a result, the Company’s hedging activities only partially address its risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. The Company does not invest in contracts for speculative purposes. (See Note 10 of Notes to Consolidated Financial Statements for a description of the Company’s forward and purchased option contracts and hedged positions.) The Company’s hedging strategy reduced the net foreign exchange gain for December 31, 2004 by $2.6 million and reduced the net foreign exchange gain for December 31, 2003 by $4.6 million.

        Other Income (Expense), Net.   The Company established a valuation reserve in 2004 for the estimated total impairment of its $2.5 million cost-method investment.

        Provision for Income Taxes.   The provision for income taxes reflects an effective tax rate of 25% in 2004 and 2003 and 28% in 2002. The Company’s effective tax rate is lower than the U.S. federal statutory rate of 35% primarily as a result of the extraterritorial income exclusion, tax-exempt interest and reduced tax rates in certain foreign jurisdictions.

   Liquidity and Capital Resources

        The Company is currently financing its operations and capital expenditures through cash flow from operations. At December 31, 2004, the Company had working capital of approximately $309.6 million compared to $255.3 million at December 31, 2003. Net cash provided by operating activities in 2004, 2003 and 2002 totaled $65.6 million, $63.1 million and $49.1 million, respectively.

        Accounts receivable increased to $87.3 million at December 31, 2004 from $78.0 million at December 31, 2003, as a result of higher sales levels in the fourth quarter of 2004 compared to the fourth quarter of 2003. Days sales outstanding at December 31, 2004 decreased to 57 days from 58 days at December 31, 2003. Consolidated inventory balances have increased to $54.0 million at December 31, 2004 from $38.8 million at December 31, 2003. Inventory turns of 2.7 per year for 2004 represent a decrease from turns of 3.2 per year for 2003. Cash used in 2004 for the purchase of property and equipment totaled $12.6 million, for the capitalization of internally developed software costs totaled $5.2 million and for additions to other intangibles totaled $2.9 million. Cash used in 2003 for the purchase of property and equipment totaled $18.0 million, for the capitalization of internally developed software costs totaled $9.7 million, for acquisitions totaled $6.3 million and for additions to other intangibles totaled $2.5 million. Cash used in 2002 for the purchase of property and equipment totaled $30.8 million, for the capitalization of internally developed software costs totaled $5.8 million and for additions to other intangibles totaled $3.0 million.

        Cash provided by the issuance of common stock totaled $16.8 million, $19.4 million and $13.4 million in 2004, 2003 and 2002, respectively, and cash used for payment of dividends totaled $14.5 million and $5.2 million in 2004 and 2003, respectively. The issuance of common stock was primarily to employees under the Employee Stock Purchase Plan and 1994 Incentive Plan. Cash used for the repurchase of common stock totaled $16.1 million, $0 and $19.6 million in 2004, 2003 and 2002, respectively.

        The following summarizes the Company’s contractual cash obligations as of December 31, 2004 (in thousands):

	Payments Due by Period
	Total	2005	2006	2007	2008	2009	Beyond

Long-term debt	$—	$—	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—	—	—
Operating leases	18,214	7,485	4,744	2,687	1,592	1,127	579
Other long-term obligations	—	—	—	—	—	—	—

Total contractual cash obligations	$18,214	$7,485	$4,744	$2,687	$1,592	$1,127	$579

        The following summarizes the Company’s other commercial commitments as of December 31, 2004 (in thousands):

	Total	2005	2006	2007	2008	2009	Beyond

Guarantees	$4,400	$4,400	$—	$—	$—	$—	$—
Purchase obligations	5,600	5,600	—	—	—	—	—

Total commercial commitments	$10,000	$10,000	$—	$—	$—	$—	$—

        The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances and internally generated funds. As of December 31, 2004 and 2003, the Company had no debt outstanding. The Company believes that its cash flow from operations, if any, existing cash balances and short-term investments will be sufficient to meet its cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months will depend on the Company’s profitability, its ability to manage working capital requirements and its rate of growth.

   Financial Risk Management

        The Company’s international sales are subject to inherent risks, including fluctuations in local economies; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. The Company’s sales outside of the Americas are denominated in local currencies, and accordingly, the Company is subject to the risks associated with fluctuations in currency rates. In particular, increases in the value of the dollar against foreign currencies decrease the U.S. dollar value of foreign sales requiring the Company either to increase its price in the local currency, which could render the Company’s product prices noncompetitive, or to suffer reduced revenues and gross margins as measured in U.S. dollars. These dynamics have adversely affected revenue growth in international markets in previous years. The Company’s foreign currency hedging program includes both foreign currency forward and purchased option contracts to reduce the effect of exchange rate fluctuations. However, the hedging program will not eliminate all of the Company’s foreign exchange risks. (See “Net Foreign Exchange Gain (Loss)” and Note 10 of Notes to Consolidated Financial Statements.)

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

        The Company has no debt or off-balance sheet debt. As of December 31, 2004, the Company has non-cancelable operating lease obligations of approximately $18.2 million and contractual purchase commitments with various suppliers of general components and customized inventory components of approximately $5.6 million. As of December 31, 2004, the Company has outstanding guarantees for payment of foreign operating leases, customs and foreign grants totaling approximately $4.4 million. (See Note 12 of Notes to Consolidated Financial Statements.) As of December 31, 2004, the Company did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company were engaged in such relationships.

   Market Risk

        The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

        Foreign Currency Hedging Activities.   The Company’s objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on the Company’s earnings and cash flow. Accordingly, the Company utilizes purchased foreign currency option contracts and forward contracts to hedge its exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. The Company monitors its foreign exchange exposures regularly to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company’s foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position. Based on the foreign exchange instruments outstanding at December 31, 2004 and 2003, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate fair market value of all instruments outstanding of approximately $7.5 million and $12.0 million, respectively. However, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, management believes that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 9 of Notes to Consolidated Financial Statements for a description of the Company’s financial instruments at December 31, 2004 and 2003.)

        Short-term Investments.   The fair value of the Company’s investments in marketable securities at December 31, 2004 and 2003 was $150.4 million and $141.2 million, respectively. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company’s investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies its marketable securities portfolio by investing in multiple types of investment-grade securities. The Company’s investment portfolio is primarily invested in securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on the Company’s investment portfolio and interest rates at December 31, 2004 and 2003, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $750,000 and $700,000, respectively, in the fair value of the investment portfolio. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

   Recently Issued Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

        In December 2004, the FASB released its final revised standard, SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite period will be recognized as compensation cost over that period. Adoption of SFAS No. 123R is required for fiscal periods beginning after June 15, 2005. We are evaluating SFAS No. 123R and believe it likely will have a material effect on our financial position, results of operations or cash flows.

      Critical Accounting Policies

        The Company’s critical accounting policies are as follows:

             •    Revenue recognition

The Company derives revenue primarily from the sale/licensing of integrated hardware and software solutions. The Company also sells application software licenses which are sold separately as well as consulting, training and post contract support services. The products and services are generally sold under standardized licensing and sales arrangements with payment terms ranging from net 30 days in the United States to net 30 days and up to net 90 days in some international markets. Approximately 95% of product/license sales include both hardware and software in the customer arrangement, with a small percentage of sales including other services. The Company offers rights of return and standard warranties for product defects related to its products. The rights of return are generally for a period of up to 30 days after the delivery date. The standard warranties cover periods ranging from 90 days to three years. With the exception of the Company’s German systems integration subsidiary, which accounted for less than 1.5% of the Company’s revenues in the year ended December 31, 2004, the Company does not enter into contracts requiring product acceptance from the customer. This subsidiary was sold by the Company in December 2004.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. We enter into certain arrangements where we are obligated to deliver multiple products and/or services (“multiple elements”). In these transactions, we allocate the total revenue among the elements based on the sales price of each element when sold separately (“vendor-specific objective evidence”).

Sales revenue from product sales is generally recognized on the date the product is shipped, with a portion of revenue recorded as deferred (unearned) due to applicable undelivered elements. Undelivered elements for the Company’s multiple-element arrangements with a customer are generally restricted to post contract support and training and education. The amount of revenue allocated to these undelivered elements is based on the vendor-specific objective evidence of fair value for those elements using the residual method. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is recorded as deferred, and the difference between the total arrangement fee and the amount recorded as deferred for the undelivered elements is recognized as revenue related to delivered elements. Deferred revenue due to undelivered elements is recognized ratably on a straight-line basis over the service period or when the service is completed. Deferred revenue at December 31, 2004 and 2003 was $11.5 million and $8.1 million, respectively.

Provision for estimated sales returns is made by reducing recorded revenue based on actual historical experience. The accounts receivable are net of allowances for doubtful accounts and sales returns of $3.5 million and $3.2 million at December 31, 2004 and 2003, respectively.

             •    Estimating allowances, specifically sales returns, the allowance for doubtful accounts and the valuation allowance for excess and obsolete inventories

The preparation of financial statements requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, the Company must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of its products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. The allowance for sales returns was $1.3 million at December 31, 2004. Material differences may result in the amount and timing of the Company’s revenue for any period if management made different judgments or utilized different estimates. Similarly, management must make estimates of the uncollectability of the Company’s accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The allowance for doubtful accounts was $2.2 million at December 31, 2004. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based on assumptions of future demand and market conditions. The valuation allowance for excess and obsolete inventories was $5.2 million at December 31, 2004. If actual market conditions are less favorable than those projected by management, additional inventory write downs may be required.

             •    Accounting for costs of computer software

The Company capitalizes costs related to the development and acquisition of certain software products. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Amortization is computed on an individual product basis for those products available for market and has been recognized based on the product’s estimated economic life, generally three years. At each balance sheet date, the unamortized costs are reviewed by management and reduced to net realized value when necessary. As of December 31, 2004, unamortized capitalized software development costs was $13.3 million.

             •    Valuation of long-lived and intangible assets

The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following:

• Significant underperformance relative to expected historical or projected future operating results;
•      Significant changes in the manner of the Company’s use of the acquired assets or the strategy for the overall business;
•      Significant negative industry or economic trends;
• The Company’s market capitalization relative to net book value.

When it is determined that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate. As of December 31, 2004, the Company had net goodwill of approximately $13.4 million.

             •    Accounting for income taxes

The Company accounts for income taxes under the asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. In estimating future tax consequences, all expected future events are considered other than enactments of changes in tax laws or rates. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

The Company receives a substantial income tax benefit from the extraterritorial income (“ETI”) exemption under U.S. law. The ETI rules were repealed for transactions after December 31, 2004, with a two-year transition period. The repeal of ETI will result in an increase in the Company’s future effective income tax rate of approximately three percentage points by December 31, 2007. However, the Company expects this increase will be offset entirely by the effects of the expected increased benefit from the recently enacted deduction for income from qualified domestic production activities and increased profits in certain foreign jurisdictions with reduced income tax rates.

             •    Loss contingencies

The Company accrues for probable losses from contingencies including legal defense costs, on an undiscounted basis, in accordance with SFAS No. 5, Accounting for Loss Contingencies, when such costs are considered probable of being incurred and are reasonably estimable. The Company periodically evaluates available information, both internal and external, relative to such contingencies and adjusts this accrual as necessary. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operation.

   Factors Affecting the Company’s Business and Prospects

        U.S./Global Economic Changes.   As occurred in recent years, the markets in which the Company does business could again experience the negative effects of a slowdown in the U.S. and/or Global economies. The worsening of the U.S. or Global economies could result in reduced purchasing and capital spending in any of the markets served by the Company which could have a material adverse effect on the Company’s operating results. Additionally, the Company could be impacted by the effects of any recurrence of the SARS virus or the occurrence of any similar virus, either through increased difficulty or costs for the export of products into affected regions, the import of components used in the Company’s products from affected regions, and/or the effects the virus or costs to contain the virus have on the economy in regions in which the Company does business. The Company could also be subject to or impacted by acts of terrorism and/or the effects that war or continued U.S. military action would have on the U.S. and/or global economies.

        Budgets.   The Company has established an operating budget for 2005. The Company’s spending for 2005 could exceed this budget due to a number of factors; including: additional marketing costs for conferences and tradeshows; increased costs from the over-hiring of product development engineers or other personnel; increased manufacturing costs resulting from component supply shortages and/or component price fluctuations and/or additional expenses related to intellectual property litigation. Any future decreased demand for the Company’s products could result in decreased revenue and could require the Company to revise its budget and reduce expenditures. Exceeding the established operating budget or failing to reduce expenditures in response to any decrease in revenue could have a material adverse effect on the Company’s operating results.

        Risk of Component Shortages.   As has occurred in the past and as may be expected to occur in the future, supply shortages of components used in our products, including sole source components, can result in significant additional costs and inefficiencies in manufacturing. If the Company is unsuccessful in resolving any such component shortages, it will experience a significant impact on the timing of revenue, a possible loss of revenue and/or an increase in manufacturing costs, any of which would have a material adverse impact on the Company’s operating results.

        Fluctuations in Quarterly Results.   The Company’s quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including: changes in the mix of products sold; the availability and pricing of components from third parties (especially sole sources); the timing of orders; level of pricing of international sales; fluctuations in foreign currency exchange rates; changes in the timing, cost or outcome of intellectual property litigation; the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales; and changes in pricing policies by the Company, its competitors or suppliers. Specifically, if the local currencies in which the Company sells weaken against the U.S. dollar, and if the local sales prices cannot be raised due to competitive pressures, the Company will experience a deterioration of its gross and net profit margins. If the U.S. dollar strengthens in the future, it could have a material adverse effect on gross and net profit margins.

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

        New Product Introductions and Market Acceptance.   The market for the Company’s products is characterized by rapid technological change, evolving industry standards, changes in customer needs and frequent new product introductions, and is therefore highly dependent upon timely product innovation. The Company’s success is dependent on its ability to successfully develop and introduce new and enhanced products on a timely basis to replace declining revenues from older products, and on increasing penetration in domestic and international markets. In the past, the Company has experienced significant delays between the announcement and the commercial availability of new products. Any significant delay in releasing new products could have a material adverse effect on the ultimate success of a product and other related products and could impede continued sales of predecessor products, any of which could have a material adverse effect on the Company’s operating results. There can be no assurance that the Company will be able to introduce new products in accordance with announced release dates, that new products will achieve market acceptance or that any such acceptance will be sustained for any significant period. Failure of new products to achieve or sustain market acceptance could have a material adverse effect on the Company’s operating results. Moreover, there can be no assurance that the Company’s international sales will continue at existing levels or grow in accordance with the Company’s efforts to increase foreign market penetration.

        Risks Associated with the Company’s Web Site.   The Company devotes resources to maintain its Web site as a key marketing and sales tool and expects to continue to do so in the future. There can be no assurance that the Company will be successful in its attempt to leverage the Web to increase sales. The Company hosts its Web site internally. Any failure to successfully maintain the Web site or any significant downtime or outages affecting the Web site could have a significant adverse impact on the Company’s operating results.

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

        The Company believes its ability to compete successfully depends on a number of factors both within and outside its control, including: new product introductions by competitors; product pricing; quality and performance; success in developing new products; adequate manufacturing capacity and supply of components and materials; efficiency of manufacturing operations; effectiveness of sales and marketing resources and strategies; strategic relationships with other suppliers; timing of new product introductions by the Company; protection of the Company’s products by effective use of intellectual property laws; the outcome of any material intellectual property litigation; general market and economic conditions; and government actions throughout the world. There can be no assurance that the Company will be able to compete successfully in the future.

        Management Information Systems.   During the first quarter of 2005, the Company upgraded its management information system for the Company’s current U.S. warehouse facilities. However, there can be no assurance that the Company will not experience difficulties with the new system. Difficulties with the system may interrupt normal Company operations, including the ability to: process orders, ship products, provide services and support to its customers, fulfill contractual obligations and otherwise run its business. Any disruptions of the system may have a material adverse effect on the Company’s operating results. Also during the first quarter of 2005, the Company upgraded its European business applications suite to Oracle’s latest web-based release, 11i. There can be no assurance that the Company will not experience difficulties with the new system. Difficulties with the new system may interrupt normal Company operations, including the ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run its business. Any disruption occurring in the implementation of the system may have a material adverse effect on the Company’s operating results. In 2005, the Company will also continue to devote significant resources to the development of the Company’s web offerings. Any failure to successfully implement these initiatives could have a material adverse effect on the Company’s operating results. In 2004, the Company also continued development of its web offerings.

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

        Risks Associated with International Operations and Foreign Economies.   International sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, including those based in or from countries where practices which violate such United States laws may be customary, will not take actions in violations of our policies. Any violation of foreign or United States laws by our employees, contractors or agents, even if such violation is prohibited by our policies, could have a material adverse effect on our business. The Company must also comply with various import and export regulations. Failure to comply with these regulations could result in fines and/or termination of import and export privileges, which could have a material adverse effect on the Company’s operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by the Company’s international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Net of hedging results, the change in exchange rates had the effect of increasing the Company’s consolidated sales by $12.0 million, or 2%, in 2004 compared to 2003. Since most of the Company’s international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing operating expenses by $4.4 million for 2004 compared to 2003. If the U.S. dollar weakens in the future, it could result in the Company having to reduce prices locally in order for its products to remain competitive in the local marketplace. If the U.S. dollar strengthens in the future, and the Company is unable to successfully raise its international selling prices it could have a materially adverse effect on the Company’s operating results.

        Expansion of Manufacturing Capacity.   During 2001, the Company completed construction of a second manufacturing facility. This facility is located in Hungary and became operational in the fourth quarter of 2001. This facility sources a significant portion of the Company’s sales. Currently the Company is continuing to develop and implement information systems to support the operation of this facility. This facility and its operation are also subject to risks associated with a relatively new manufacturing facility and with doing business internationally, including difficulty in managing manufacturing operations in a foreign country, difficulty in achieving or maintaining product quality, interruption to transportation flows for delivery of components to us and finished goods to our customers, and changes in the country’s political or economic conditions. No assurance can be given that the Company’s efforts will be successful. Accordingly, a failure to deal with these factors could result in interruption in the facility’s operation or delays in expanding its capacity, either of which could have a material adverse effect on the Company’s operating results.

        Income Tax Rate.   As a result of certain foreign investment incentives available under Hungarian law, the profit from the Company’s Hungarian operation is currently exempt from income tax. These benefits may not be available in the future due to changes in Hungary’s political condition and/or tax laws. The reduction or elimination of these foreign investment incentives would result in the reduction or elimination of certain tax benefits thereby increasing the Company’s future effective income tax rate, which could have a material adverse effect on the Company’s operating results.

        The Company receives a substantial income tax benefit from the extraterritorial income exemption (“ETI”) under U.S. law. The ETI rules provide that a percentage of the profits from products and intangibles exported from the U.S. are exempt from U.S. tax. This benefit will not be available in the future as the ETI has been repealed by the American Jobs Creation Act of 2004. ETI will be phased out over the next two years and will cease to be available as of December 31, 2006. The repeal of the ETI will increase the Company’s future effective income tax rate, which could have a material adverse effect on the Company’s operating results. However, the Company believes that the effect of the repeal of the ETI will be offset by the effects of the expected increased benefit from the recently enacted deduction for income from qualified domestic production activities and increased profits in certain foreign jurisdictions with reduced income tax rates.

        On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, the Company is not yet in a position to decide on whether, and to what extent, foreign earnings might be repatriated. Based on its analysis to date, however, the Company does not expect to repatriate foreign earnings under the repatriation provision of the Act. The Company expects to be in a position to finalize its assessment by September 30, 2005.

        Products Dependent on Certain Industries.   Sales of the Company’s products are dependent on customers in certain industries, particularly the telecommunications, semiconductor, automotive, automated test equipment, defense and aerospace industries. As experienced in the past, and as may be expected to occur in the future, downturns characterized by diminished product demand in any one or more of these industries could result in decreased sales, which could have a material adverse effect on the Company’s operating results.

        Dependence on Key Suppliers.   The Company’s manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these components are available through sole or limited sources. Sole-source components purchased by the Company include custom application-specific integrated circuits (“ASICS”) and other components. The Company has in the past experienced delays and quality problems in connection with sole-source components, and there can be no assurance that these problems will not recur in the future. Accordingly, the failure to receive sole-source components from suppliers could result in a material adverse effect on the Company’s revenues and operating results.

        Stock-based Compensation Plans.   The Company has two active stock-based compensation plans and one inactive plan. The two active stock-based compensation plans are the 1994 Incentive Plan (as amended) and the Employee Stock Purchase Plan. The Company currently adheres to the disclosure only provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and as such, no compensation cost has been recognized in the Company’s financial statements for the stock option plan and the stock purchase plan. In December 2004, the FASB issued a revision to SFAS No. 123 (SFAS 123R) that eliminates the alternative to use the disclosure only provisions of SFAS No. 123, thereby requiring entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The Company will be required to recognize the cost of these equity awards granted beginning in the third quarter of 2005. While the Company is currently reviewing the implementation alternatives allowed under SFAS 123R, we expect the impact of the adoption of SFAS 123R in the Company’s third quarter of 2005 to have a material adverse effect on the Company’s results of operations in future periods.

        Proprietary Rights and Intellectual Property Litigation.   The Company’s success depends on its ability to obtain and maintain patents and other proprietary rights relative to the technologies used in its principal products. Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may have in the past infringed or violated certain of the Company’s intellectual property rights. The Company from time to time engages in litigation to protect its intellectual property rights. In monitoring and policing its intellectual property rights, the Company has been and may be required to spend significant resources. The Company from time to time may be notified that it is infringing certain patent or intellectual property rights of others. There can be no assurance that the SoftWIRE case and/or other existing litigation, or any other intellectual property litigation initiated in the future, will not cause significant litigation expense, liability, injunction against some of the Company’s products, and a diversion of management’s attention, any of which may have a material adverse effect on the Company’s operating results.

        Section 404 of the Sarbanes-Oxley Act of 2002.   This report on Form 10-K contains a report by our management on the Company’s internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. This Form 10-K also contains an attestation and report by the Company’s auditors with respect to management’s assessment of the effectiveness of internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in the Company’s internal control over financial reporting, compliance with Section 404 is an ongoing process and will be required for each future fiscal year end certification. The Company expects that the ongoing compliance with Section 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

        Dependence on Key Management and Technical Personnel.   The Company’s success depends to a significant degree upon the continued contributions of its key management, sales, marketing, research and development and operational personnel, including Dr. Truchard, the Company’s Chairman and Chief Executive Officer, and other members of senior management and key technical personnel. The Company has no agreements providing for the employment of any of its key employees for any fixed term and the Company’s key employees may voluntarily terminate their employment with the Company at any time. The loss of the services of one or more of the Company’s key employees in the future could have a material adverse affect on the Company’s operating results. The Company also believes its future success will depend upon its ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, as well as training, motivating and supervising employees. As a result of the impact the adoption of SFAS No. 123R in the Company’s third fiscal quarter of 2005 is expected to have on the Company’s results of operations, the Company will likely have to amend its compensation structure in order to maintain its current level of profitability. In particular, the Company may choose to grant fewer equity instruments, making it more difficult to attract or retain qualified management and technical personnel, which could have an adverse effect on the Company’s operating results. In addition, the recruiting environment for software engineering, sales and other technical professionals is very competitive. Competition for qualified software engineers is particularly intense and is likely to result in increased personnel costs. Failure to attract or retain qualified software engineers could have an adverse effect on the Company’s operating results. The Company also recruits and employs foreign nationals to achieve its hiring goals primarily for engineering and software positions. There can be no guarantee that the Company will continue to be able to recruit foreign nationals at the current rate. These factors further intensify competition for key personnel, and there can be no assurance that the Company will be successful in retaining its existing key personnel or attracting and retaining additional key personnel. Failure to attract and retain a sufficient number of the Company’s key personnel could have a material adverse effect on the Company’s operating results.

        Environmental Regulations and Costs.   The Company must comply with many different governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing operations in the U.S. and in Hungary.  Although we believe that our activities conform to presently applicable environmental regulations, our failure to comply with present or future regulations could result in the imposition of fines, suspension of production or a cessation of operations.  Any such environmental regulations could require us to acquire costly equipment or to incur other significant expenses to comply with such regulations.  Any failure by us to control the use of or adequately restrict the discharge of hazardous substances could subject us to future liabilities.

        Acquisition-Related Costs and Challenges.   The Company has from time to time acquired, and may in the future acquire, complementary businesses, products or technologies.  Achieving the anticipated benefits of an acquisition depends upon whether the integration of the acquired business, products or technology is accomplished efficiently and effectively.  In addition, successful acquisitions may require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and R&D efforts. These difficulties can become more challenging due to the need to coordinate geographically separated organizations, the complexities of the technologies being integrated, and the necessities of integrating personnel with disparate business backgrounds and combining two different corporate cultures.  The integration of operations following an acquisition also requires the dedication of management resources, which may distract attention from our day-to-day business and may disrupt key R&D, marketing or sales efforts.  The inability of our management to successfully integrate any future acquisition could harm our business.  Furthermore, products acquired in connection with acquisitions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transaction.

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

        Risk of Product Liability Claims.   The Company’s products are designed to provide information upon which the users may rely. The Company attempts to assure the quality and accuracy of the processes contained in its products, and to limit its product liability exposure through contractual limitations on liability, including disclaimers in its “shrink wrap” license agreements with end-users. If future products contain errors that produce incorrect results on which users rely, customer acceptance of the Company’s products could be adversely affected. Further, the Company could be subject to liability claims that could have a material adverse effect on the Company’s operating results or financial position. Although the Company maintains liability insurance, there can be no assurance that such insurance or the contractual provisions used by the Company to limit its liability will be sufficient.

ITEM 7(a).   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Response to this item is included in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk” above.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-25 and S-1 hereof.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

      Controls and Procedures and Changes in Internal Control over Financial Reporting

        We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2004 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As a result of this evaluation, there were no changes in our internal control over financial reporting during the three months ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      Management’s Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our internal control over financial reporting. Our management used the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to perform this evaluation. Based on that evaluation, our management, including our CEO and CFO, concluded that our internal control over financial reporting was effective as of December 31, 2004.

        Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

ITEM 9B.   OTHER INFORMATION

      None.

PART III

        Certain information required by Part III is omitted from this Report in that the Registrant intends to file a definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission (the “Proxy Statement”) relating to its annual meeting of stockholders not later than 120 days after the end of the fiscal year covered by this Report, and such information is incorporated by reference herein.

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information concerning the Company’s directors required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Election of Directors.”

        The information concerning the Company’s compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

        The information concerning the Company’s executive officers required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Executive Officers.”

        The information concerning the Company’s code of ethics that applies to the Company’s principal executive officer, the Company’s principal financial officer, the Company’s controller, or person performing similar functions required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Code of Ethics.”

ITEM 11.      EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Executive Compensation.”

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        From time to time the Company’s directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Jeffrey L. Kodosky and James J. Truchard have made periodic sales of the Company’s stock pursuant to such plans.

        The information concerning security ownership of certain beneficial owners and management required by this Item pursuant to Item 403 of Regulation S-K is incorporated by reference to the Company’s Proxy Statement under the heading “Security Ownership.”

        The information concerning securities authorized for issuance under equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is incorporated by reference to the Company’s Proxy Statement under the heading “Equity Compensation Plans Information.”

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

        In addition, the information required by this item is incorporated by reference to the Company’s Proxy Statement under the heading “Certain Relationships and Related Transactions.”

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information concerning principal accountant fees and services required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Independent Public Accountants.”

        The information concerning pre-approval policies for audit and non-audit services required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.”

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)  Documents Filed with this Report

1.	Financial Statements.
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets	F-4
	Consolidated Statements of Income	F-5
	Consolidated Statements of Cash Flows	F-6
	Consolidated Statements of Stockholders' Equity	F-7
	Notes to Consolidated Financial Statements	F-8
2.	Financial Statements Schedules.
See Schedule II - Valuation and Qualifying Accounts at page S-1
3.	Exhibits.

Exhibit Number		Description
3.1	(2)	Certificate of Incorporation, as amended, of the Company.
3.2	(2)	Amended and Restated Bylaws of the Company.
3.3	(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1	(1)	Specimen of Common Stock certificate of the Company.
4.2	(3)	Rights Agreement dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A.
10.1	(1)	Form of Indemnification Agreement.
10.2	(5)	1994 Incentive Plan, as amended.*
10.3	(1)	1994 Employee Stock Purchase Plan.*
10.4		Long-Term Incentive Program.*
21.1		Subsidiaries of the Company.
23.0		Consent of Independent Registered Public Accounting Firm.
24.0		Power of Attorney (included on page 31).
31.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.

(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(3)	Incorporated by reference to exhibit 4.1 filed with the Company’s Report on Form 8-K filed on January 28, 2004.

(4)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 8-K on April 27, 2004.

(5)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q on August 5, 2004.

*	Management Contract or Compensatory Plan or Arrangement

        (b)  Exhibits

                 See Item 15(a)(3) above.

        (c)  Financial Statement Schedules

                 See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant
NATIONAL INSTRUMENTS CORPORATION
March 4, 2005	BY: /s/ Dr. James J. Truchard Dr. James J. Truchard Chairman of the Board and President

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

Signature	Capacity in Which Signed	Date
/s/ Dr. James J. Truchard Dr. James J. Truchard	Chairman of the Board and President (Principal Executive Officer)	March 4, 2005
/s/ Alexander M. Davern Alexander M. Davern	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 4, 2005
/s/ Jeffrey L. Kodosky Jeffrey L. Kodosky	Director	March 3, 2005
/s/ Dr. Donald M. Carlton Dr. Donald M. Carlton	Director	March 4, 2005
/s/ Ben G. Streetman Ben G. Streetman	Director	March 3, 2005
/s/ R. Gary Daniels R. Gary Daniels	Director	March 4, 2005
/s/ Charles J. Roesslein Charles J. Roesslein	Director	March 4, 2005
/s/ Duy-Loan T. Le Duy-Loan T. Le	Director	March 4, 2005

NATIONAL INSTRUMENTS CORPORATION

         All other schedules are omitted because they are not applicable.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of National Instruments Corporation

        We have completed an integrated audit of National Instruments Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of National Instruments Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PRICEWATERHOUSECOOPERS LLP PricewaterhouseCoopers LLP

Austin, Texas
March 4, 2005

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
Assets	2004	2003
Current assets:
Cash and cash equivalents	$ 76,216	$ 53,446
Short-term investments	150,392	141,227
Accounts receivable, net	87,312	77,970
Inventories, net	54,043	38,813
Prepaid expenses and other current assets	10,253	9,742
Deferred income taxes, net	14,088	9,927

Total current assets	392,304	331,125
Property and equipment, net	149,783	151,612
Intangibles, net and other assets	40,328	42,414

Total assets	$582,415	$ 525,151

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 25,208	$ 29,567
Accrued compensation	16,233	12,302
Deferred revenue	11,533	8,148
Accrued expenses and other liabilities	18,769	16,271
Income taxes payable	322	—
Other taxes payable	10,604	9,507

Total current liabilities	82,669	75,795
Deferred income taxes	13,297	9,904

Total liabilities	95,966	85,699

Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized;
0 and 0 shares issued and outstanding, respectively	—	—
Common stock: par value $0.01; 180,000,000 shares authorized;
78,945,580 and 78,269,235 shares issued and outstanding, respectively	789	783
Additional paid-in capital	98,897	95,070
Retained earnings	384,118	349,994
Accumulated other comprehensive income (loss)	2,645	(6,395)

Total stockholders' equity	486,449	439,452

Total liabilities and stockholders' equity	$582,415	$ 525,151

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Years Ended December 31,
	2004	2003	2002
Net sales	$ 514,088	$ 425,892	$ 390,790
Cost of sales	135,473	111,672	105,086

Gross profit	378,615	314,220	285,704

Operating expenses:
Sales and marketing	188,727	160,478	145,671
Research and development	84,692	70,896	63,964
General and administrative	42,500	42,497	35,714

Total operating expenses	315,919	273,871	245,349

Operating income	62,696	40,349	40,355
Other income (expense):
Interest income	2,905	2,511	3,295
Interest expense	(31)	(62)	(128)
Net foreign exchange gain (loss)	1,287	1,125	(724)
Other income (expense), net	(2,044)	568	820

Income before income taxes	64,813	44,491	43,618
Provision for income taxes	16,203	11,123	12,213

Net income	$ 48,610	$ 33,368	$ 31,405

Basic earnings per share	$ 0.62	$ 0.43	$ 0.41

Weighted average shares outstanding - basic	78,680	77,438	76,829

Diluted earnings per share	$ 0.59	$ 0.41	$ 0.39

Weighted average shares outstanding - diluted	82,096	80,946	80,117

Dividends declared per share	$ 0.18	$ 0.07	$ —

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2004	2003	2002
Cash flow from operating activities:
Net income	$ 48,610	$ 33,368	$ 31,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,592	24,774	20,748
Impairment of cost method investment	2,500	—	—
Gain on sale of subsidiary	(242)	—	—
Provision (benefit) for deferred income taxes	(825)	2,329	(207)
Tax benefit from stock option plans	3,071	3,849	1,835
Changes in operating assets and liabilities:
Increase in accounts receivable	(9,342)	(14,989)	(9,357)
Decrease (increase) in inventories	(15,230)	434	(6,640)
Decrease in prepaid expenses and other assets	4,624	4,049	1,823
(Decrease) increase in accounts payable	(4,359)	3,989	(3,380)
Increase in deferred revenue	3,385	2,746	1,186
Increase in taxes and other liabilities	7,848	2,547	11,720

Net cash provided by operating activities	65,632	63,096	49,133

Cash flow from investing activities:
Proceeds from sale of subsidiary	680	—	—
Payment for acquisitions, net of cash received	—	(6,324)	—
Capital expenditures	(12,596)	(17,983)	(30,817)
Capitalization of internally developed software	(5,198)	(9,717)	(5,757)
Additions to other intangibles	(2,859)	(2,520)	(2,993)
Purchases of short-term investments	(125,954)	(116,030)	(114,921)
Sales and maturities of short-term investments	116,789	115,841	86,229

Net cash used in investing activities	(29,138)	(36,733)	(68,259)

Cash flow from financing activities:
Proceeds from issuance of common stock	16,826	19,430	13,424
Repurchase of common stock	(16,064)	—	(19,623)
Dividends paid	(14,486)	(5,187)	—

Net cash provided by (used in) financing activities	(13,724)	14,243	(6,199)

Net increase (decrease) in cash and cash equivalents	22,770	40,606	(25,325)
Cash and cash equivalents at beginning of period	53,446	12,840	38,165

Cash and cash equivalents at end of period	$ 76,216	$ 53,446	$ 12,840

Cash paid for interest and income taxes
Interest	$ 31	$ 62	$ 128
Income taxes	$ 10,622	$ 10,899	$ 5,052

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2001	76,743,703	$ 768	$ 78,005	$ 290,408	$(3,017)	$ 366,164
Net income				31,405		31,405
Foreign currency translation adjustment
(net of $1,355 tax expense)					3,483	3,483
Unrealized gain on securities available for sale
(net of $0 tax expense)					147	147
Unrealized loss on derivative instruments
(net of $3,320 tax benefit)					(8,537)	(8,537)

Total comprehensive income						26,498

Issuance of common stock under employee plans,
including tax benefits	1,088,232	11	13,413			13,424
Repurchase and retirement of common stock	(1,220,025)	(12)	(19,611)			(19,623)

Balance at December 31, 2002	76,611,910	$ 767	$ 71,807	$ 321,813	$(7,924)	$ 386,463
Net income				33,368		33,368
Foreign currency translation adjustment
(net of $1,666 tax expense)					4,997	4,997
Unrealized loss on securities available for sale
(net of $0 tax benefit)					(148)	(148)
Unrealized loss on derivative instruments
(net of $1,107 tax benefit)					(3,320)	(3,320)

Total comprehensive income						34,897

Issuance of common stock under employee plans,
including tax benefits	1,621,250	16	22,263			22,279
Issuance of common stock	36,075		1,000			1,000
Dividends declared				(5,187)		(5,187)

Balance at December 31, 2003	78,269,235	$ 783	$ 95,070	$ 349,994	$(6,395)	$ 439,452
Net income				48,610		48,610
Foreign currency translation adjustment
(net of $1,013 tax expense)					3,050	3,050
Unrealized loss on securities available for sale
(net of $0 tax benefit)					(417)	(417)
Unrealized gain on derivative instruments
(net of $2,136 tax expense)					6,407	6,407

Total comprehensive income						57,650

Issuance of common stock under employee plans,
includingtax benefits	1,234,195	12	19,885			19,897
Repurchase and retirement of common stock	(557,850)	(6)	(16,058)			(16,064)
Dividends declared				(14,486)		(14,486)

Balance at December 31, 2004	78,945,580	$ 789	$ 98,897	$ 384,118	$ 2,645	$ 486,449

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Operations and summary of significant accounting policies

        National Instruments Corporation (the “Company”) is a Delaware corporation. The Company engages in the design, development, manufacture and marketing of instrumentation software and specialty computer plug-in cards and accessories that users combine with industry standard computers, networks and the Internet to create measurement and automation systems. The Company offers hundreds of products used to create virtual instrumentation systems for general, commercial, industrial and scientific applications. The Company’s products may be used in different environments, and consequently, specific application of the Company’s products is determined by the customer and generally is not known to the Company. The Company approaches all markets with essentially the same products, which are used in a variety of applications from research and development to production testing and industrial control. The following industries and applications are served worldwide by the Company: advanced research, automotive, commercial aerospace, computers and electronics, continuous process manufacturing, education, government/defense, medical research/pharmaceutical, power/energy, semiconductors, automated test equipment, telecommunications and others. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

   Short-term investments

        Short-term investments consist of corporate, state and municipal securities with readily determinable fair market values and maturities in excess of three months at the date of acquisition. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company’s investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.

         From time to time, the Company may invest in auction rate securities which previously have been classified as cash equivalents. The Company had $27.4 million and $10.9 million of these securities that were classified as cash equivalents at December 31, 2002 and 2001, respectively. The Company has determined that it is appropriate to classify such securities as short-term investments. The Company has revised the consolidated statements of cash flows for the years ended December 31, 2003 and 2002, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities, or net income for any period.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

   Inventories

        Inventories are stated at the lower-of-cost or market. Cost is determined using standard costs, which approximate the first-in first-out (FIFO) method. Cost includes the acquisition cost of purchased components, parts and subassemblies, in-bound freight costs, labor and overhead. Market is replacement cost with respect to raw materials and is net realizable value with respect to work in process and finished goods.

        Inventory is shown net of valuation allowance for excess and obsolete inventories of $5.2 million and $3.8 million at December 31, 2004 and 2003, respectively.

   Property and equipment

        Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from twenty to forty years for buildings, three to seven years for purchased internal use software and for equipment which are each included in furniture and equipment. Leasehold improvements are depreciated over the shorter of the life of the lease or the asset.

   Intangible assets

        The Company capitalizes costs related to the development and acquisition of certain software products. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Technological feasibility for the Company’s products is established when the product is available for beta release. Amortization is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Patents are amortized using the straight-line method over their estimated period of benefit, generally seventeen years. At each balance sheet date, the unamortized costs for all intangible assets are reviewed by management and reduced to net realizable value when necessary.

        The excess purchase price over the fair value of assets acquired is recorded as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach.

   Concentrations of credit risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of foreign currency forward and option contracts, cash and cash equivalents, short-term investments and trade accounts receivable. The Company had no significant concentrations of credit risk at December 31, 2004.

        The Company’s counterparties in its foreign currency forward and option contracts are major financial institutions. The Company does not anticipate nonperformance by these counterparties. The Company maintains cash and cash equivalents with various financial institutions located in many countries worldwide. The Company’s short-term investments are diversified among and limited to high-quality securities with high credit ratings. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across many countries and industries. The amount of sales to any individual customer did not exceed 3% of revenue for the periods presented. The largest trade account receivable from any individual customer at December 31, 2004 was approximately $1.5 million.

   Revenue recognition

        The Company derives revenue primarily from the sale/licensing of integrated hardware and software solutions. The Company also sells application software licenses which are sold separately as well as consulting, training and post contract support services. The products and services are generally sold under standardized licensing and sales arrangements with payment terms ranging from net 30 days in the United States to net 30 days and up to net 90 days in some international markets. Approximately 95% of product/license sales include both hardware and software in the customer arrangement, with a small percentage of sales including other services. The Company offers rights of return and standard warranties for product defects related to its products. The rights of return are generally for a period of up to 30 days after the delivery date. The standard warranties cover periods ranging from 90 days to three years. With the exception of the Company’s German systems integration subsidiary, which accounted for less than 1.5% of the Company’s revenues in the year ended December 31, 2004, the Company does not enter into contracts requiring product acceptance from the customer. This subsidiary was sold by the Company in December 2004.

        Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. We enter into certain arrangements where we are obligated to deliver multiple products and/or services (“multiple elements”). In these transactions, we allocate the total revenue among the elements based on the sales price of each element when sold separately (“vendor-specific objective evidence”).

        Sales revenue from product sales is generally recognized on the date the product is shipped, with a portion of revenue recorded as deferred (unearned) due to applicable undelivered elements. Undelivered elements for the Company’s multiple-element arrangements with a customer are generally restricted to post contract support and training and education. The amount of revenue allocated to these undelivered elements is based on the vendor-specific objective evidence of fair value for those elements using the residual method. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is recorded as deferred, and the difference between the total arrangement fee and the amount recorded as deferred for the undelivered elements is recognized as revenue related to delivered elements. Deferred revenue due to undelivered elements is recognized ratably on a straight-line basis over the service period or when the service is completed. Deferred revenue at December 31, 2004 and 2003 was $11.5 million and $8.1 million, respectively.

        Provision for estimated sales returns is made by reducing recorded revenue based on actual historical experience. The accounts receivable are net of allowances for doubtful accounts and sales returns of $3.5 million and $3.2 million at December 31, 2004 and 2003, respectively.

   Warranty reserve

        The Company offers a one-year limited warranty on most hardware products, with a two or three-year warranty on a subset of its hardware products, and a 90-day warranty on software products, which is included in the sales price of many of its products. Provision is made for estimated future warranty costs at the time of the sale pursuant to SFAS No. 5, Accounting for Loss Contingencies, for the estimated costs that may be incurred under the basic limited warranty. The Company’s estimate is based on historical experience and product sales during this period.

        The activity in the warranty reserve for the years ended December 31, 2004 and 2003, respectively, was as follows (in thousands):

	2004	2003
Balance at the beginning of the period	$ 715	$ 715
Accruals for warranties issued during the period	1,538	1,087
Settlements made (in cash or in kind) during the period	(1,438)	(1,087)

Balance at the end of the period	$ 815	$ 715

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

   Advertising expense

        The Company expenses costs of advertising as incurred. Advertising expense for the years ended December 31, 2004, 2003 and 2002 was $39.7 million, $35.0 million and $29.6 million, respectively.

   Foreign currency translation

        The functional currency for the Company’s international sales operations is the applicable local currency. The assets and liabilities of these operations are translated at the rate of exchange in effect on the balance sheet date; sales and expenses are translated at average rates. The resulting gains or losses from translation are included in a separate component of other comprehensive income. Gains and losses resulting from re-measuring monetary asset and liability accounts that are denominated in a currency other than a subsidiary’s functional currency are included in net foreign exchange gain (loss) and are included in net income.

   Foreign currency hedging instruments

        All of the Company’s derivative instruments are recognized on the balance sheet at their fair value. The Company currently uses foreign currency forward and purchased option contracts to hedge its exposure to material foreign currency denominated receivables and forecasted foreign currency cash flows.

        On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of foreign currency denominated receivables (“fair-value” hedge) or as a hedge of the variability of foreign currency cash flows to be received (“cash flow” hedge). Changes in the fair market value of a fair-value hedge are recorded, along with the loss or gain on the re-measurement of foreign-currency-denominated receivables, in current earnings. Changes in the fair value of derivatives that are designated and qualify as cash flow hedges under SFAS No. 133 and that are deemed to be highly effective are recorded in other comprehensive income. These amounts are subsequently reclassified into earnings in the period during which the hedge transaction is realized. The Company does not enter into derivative contracts for speculative purposes.

        The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the hedging instruments are highly effective in offsetting changes in cash flows of hedged items.

        The Company prospectively discontinues hedge accounting if (1) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value of a hedged item (forecasted transactions); or (2) the derivative is de-designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur. When hedge accounting is discontinued, the derivative is sold and the resulting gains and losses are recognized immediately in earnings.

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

   Earnings per share

        On January 21, 2004, the Company declared a stock split effected in the form of a dividend of one share of common stock for each two shares of common stock outstanding. The dividend was paid on February 20, 2004 to holders of record as of the close of business on February 5, 2004. All per share data and numbers of common shares, where appropriate, have been retroactively adjusted to reflect the stock split.

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

        The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the years ended December 31, 2004, 2003 and 2002, respectively, are as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Weighted average shares outstanding-basic	78,680	77,438	76,829
Plus: Common share equivalents
Stock options	3,416	3,508	3,288

Weighted average shares outstanding-diluted	82,096	80,946	80,117

        Stock options to acquire 2,523,000, 2,181,000 and 2,474,000 shares for the years ended December 31, 2004, 2003 and 2002, respectively, were excluded from the computations of diluted earnings per share because the effect of including these stock options would have been anti-dilutive.

   Stock-based compensation plans

        The Company has two active stock-based compensation plans and one inactive plan. The two active stock-based compensation plans are the 1994 Incentive Plan and the Employee Stock Purchase Plan. The Company follows the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No.148, Accounting for Stock-Based Compensation – Transition and Disclosure. As allowed by SFAS No. 123, the Company continues to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation cost has been recognized in the Company’s financial statements for the stock option plan and the stock purchase plan. If compensation cost for the Company’s two active stock-based compensation plans were determined based on the fair value at the grant date for awards under those plans consistent with the method established by SFAS No. 123, the Company’s net income and earnings per share would approximate the pro-forma amounts below (in thousands, except per share data):

Years Ended December 31,
	2004	2003	2002
Net income, as reported	$ 48,610	$ 33,368	$ 31,405
Stock-based compensation included in reported net income,
net of related tax effects	—	—	—
Total stock-based compensation expense determined under
fair value method for all awards, net of related tax effects	(12,741)	(12,290)	(14,019)

Pro-forma net income	$ 35,869	$ 21,078	$ 17,386

Earnings per share:
Basic - as reported	$ 0.62	$ 0.43	$ 0.41
Basic - pro-forma	$ 0.46	$ 0.27	$ 0.23
Diluted - as reported	$ 0.59	$ 0.41	$ 0.39
Diluted - pro-forma	$ 0.44	$ 0.26	$ 0.22

   Comprehensive income

        The Company follows SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting comprehensive income and its components. The Company’s other comprehensive income is from foreign currency translation and unrealized gains and losses on forward and option contracts and securities available for sale. Total comprehensive income for 2004, 2003 and 2002 was $57.7 million, $34.9 million and $26.5 million, respectively.

   Recently issued accounting pronouncements

        In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

        In December 2004, the FASB released its final revised standard, SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite period will be recognized as compensation cost over that period. Adoption of SFAS No. 123R is required for fiscal periods beginning after June 15, 2005. The Company is evaluating SFAS No. 123R and believe it likely will have a material effect on its financial position, results of operations or cash flows.

Note 2: Short-term investments

        Short-term investments at December 31, 2004 and 2003, consisting of corporate, state and municipal securities, were acquired at an aggregate cost of $150.4 million and $141.2 million, respectively. The contractual maturities of these securities, which are classified as available-for-sale and carried at fair value, are as follows (in thousands):

	December 31,
	2004	2003
Less than 90 days	$44,932	$21,265
90 days to one year	53,551	59,831
One year through two years	43,536	35,586
Two years or more	8,373	24,545

	$150,392	$141,227

Note 3: Inventories

        Inventories, net consist of the following (in thousands):

	December 31,
	2004	2003
Raw materials	$23,817	$17,513
Work-in-process	2,320	1,625
Finished goods	27,906	19,675

	$54,043	$38,813

Note 4: Property and equipment

        Property and equipment consist of the following (in thousands):

	December 31,
	2004	2003
Land	$5,869	$5,805
Buildings	126,878	126,019
Furniture and equipment	138,893	127,495

	271,640	259,319
Accumulated depreciation	(121,857)	(107,707)

	$149,783	$151,612

        Depreciation expense for the years ended December 31, 2004, 2003 and 2002, was $17.3 million, $18.5 million and $16.0 million, respectively.

Note 5: Intangibles and other assets

        Intangibles and other assets, net of accumulated amortization and reserves at December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
Capitalized software development costs and acquired technology	$13,333	$15,621
Goodwill	13,356	11,893
Patents	6,614	5,978
Cost-method investment	—	2,500
Long-term deferred tax asset	2,180	2,123
Deposits and other	4,845	4,299

	$40,328	$42,414

        At December 31, 2004 and 2003, accumulated amortization on capitalized software development costs and acquired technology was $30.0 million and $22.1 million, respectively, accumulated amortization on goodwill was $2.5 million and $2.3 million, respectively, and accumulated amortization on patents was $2.0 million and $1.5 million, respectively. Total amortization costs were $8.3 million, $6.2 million and $4.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Software development costs capitalized during 2004, 2003 and 2002 were $5.2 million, $10.7 million and $5.8 million, respectively, and related amortization was $7.5 million, $5.6 million and $3.8 million, respectively.

        The excess purchase price over the fair value of assets acquired is recorded as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. No impairment of goodwill has been identified during any of the periods presented.

        The Company established a valuation reserve in 2004 for the estimated total impairment of its $2.5 million cost-method investment in a start-up company. This impairment was based on the Company’s lack of expected recovery of its investment based on the start-up company’s lack of profitability.

Note 6: Income taxes

        The components of income before income taxes are as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Domestic	$37,786	$35,717	$38,965
Foreign	27,027	8,774	4,653

	$64,813	$44,491	$43,618

        The provision for income taxes charged to operations is as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Current tax expense:
U.S. federal	$10,594	$8,434	$8,288
State	1,106	477	654
Foreign	3,300	698	3,478

Total current	15,000	9,609	12,420

Deferred tax expense (benefit):
U.S. federal	1,041	1,023	697
State	121	39	56
Foreign	41	452	(960)

Total deferred	1,203	1,514	(207)

Total provision	$16,203	$11,123	$12,213

        Deferred tax liabilities (assets) at December 31, 2004 and 2003 as follows (in thousands):

	December 31,
	2004	2003
Capitalized software	$4,171	$4,657
Unrealized gain on derivative instruments	—	1,827
Depreciation and amortization	9,741	5,910
Unrealized exchange gain	50	193
Accrued rent expenses	256	—
Undistributed earnings of foreign subsidiaries	2,187	203

Gross deferred tax liabilities	16,405	12,790

Operating loss carryforwards	(15,557)	(4,655)
Intangibles	(93,995)	(90,699)
Vacation and other accruals	(2,646)	(1,785)
Inventory valuation and warranty provisions	(6,183)	(5,945)
Doubtful accounts and sales provisions	(1,135)	(1,018)
Intercompany profit	(2,847)	(2,820)
Accrued rent expenses	—	(193)
Accrued legal expenses	(1,134)	(997)
Unrealized loss on derivative instruments	(346)	—
10% minority stock investment	(947)	—
Other	(772)	(563)

Gross deferred tax assets	(125,562)	(108,675)

Valuation allowance	106,187	93,738

Net deferred tax asset	$(2,970)	$(2,147)

        A reconciliation of income taxes at the U.S. federal statutory income tax rate to the effective tax rate follows:

	Years Ended December 31,
	2004	2003	2002
U.S. federal statutory tax rate	35%	35%	35%
Foreign sales corporation/ETI benefit	(3)	(4)	(6)
Foreign taxes more (less) than federal statutory rate	(6)	(4)	2
Research and development tax credit	(1)	(1)	(2)
Tax exempt interest	(1)	(2)	(2)
State income taxes, net of federal tax benefit	1	1	1

Effective tax rate	25%	25%	28%

        As of December 31, 2004, seventeen of the Company’s subsidiaries have available, for income tax purposes, foreign net operating loss carryforwards of approximately $94.7 million, of which $6.2 million expire during the years 2006 — 2013 and $88.5 million of which may be carried forward indefinitely. The Company’s tax valuation allowance relates to the realizability of certain of these foreign net operating loss carryforwards and benefits of tax deductible goodwill in excess of book goodwill.

        The Company established a manufacturing facility in Hungary in 2001. As a result of certain foreign investment incentives available under Hungarian law, the profit from the Company’s Hungarian operation is currently exempt from income tax. Based on the Company’s capital investment in Hungary and current exemption limits which apply to this and any future capital investments made through December 31, 2005, the Company currently expects this special tax status will terminate on or before December 31, 2007. The aggregate tax benefit of the exemption was $3.1 million and $1.1 million for the years ended December 31, 2004 and 2003, respectively.

        In 2003, the Company restructured the organization of its manufacturing operation in Hungary. The tax deductible goodwill in excess of book goodwill created by this restructuring resulted in the Company being required to record a gross deferred tax asset of $91.0 million. The amortization of this excess tax deductible goodwill resulted in an $11.3 million and $2.1 million deferred tax asset for the associated net operating loss for the year ended December 31, 2004 and 2003. As of December 31, 2004 and 2003, the gross deferred tax asset related to the excess tax goodwill was $94.0 million and $90.7 million, respectively, and the gross deferred tax asset related to the net operating loss was $11.3 million and $2.1 million, respectively. Because the Company does not expect to have significant taxable income in the relevant jurisdiction in future periods to realize the benefit of these deferred tax assets, a valuation allowance for the entire amount of these deferred tax assets have been established.

        The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $36.1 million of certain non-U.S. subsidiaries’ undistributed earnings as of December 31, 2004. These earnings would become subject to taxes of approximately $12.0 million, if they were actually or deemed to be remitted to the parent company as dividends or if the Company should sell its stock in these subsidiaries. The Company currently intends to reinvest indefinitely these undistributed earnings.

        On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, the Company is not yet in a position to decide on whether, and to what extent, foreign earnings might be repatriated. Based on its analysis to date, however, the Company does not expect to repatriate foreign earnings under the repatriation provision of the Act. The Company expects to be in a position to finalize its assessment by September 30, 2005.

Note 7: Stockholders’ equity

   Stock repurchases and retirements

        In 1998, the Company’s Board of Directors approved the repurchase and retirement of shares of common stock to reduce the dilutive effect of the Company’s stock plans. Pursuant to the 1998 repurchase program the Company has repurchased and retired a total of 1,402,725 shares for approximately $23.1 million. In 2002, the Company’s Board of Directors approved a new repurchase and retirement plan, which replaced the 1998 plan. Under the plan approved in 2002, the Company has authorization to repurchase up to 3,000,000 shares of National Instruments stock. This plan has no expiration date. Pursuant to the 2002 repurchase program, the Company has repurchased and retired a total of 557,850 shares for approximately $16.1 million.

   Stock option plans

        The stockholders of the Company approved the 1994 Incentive Stock Option Plan on May 9, 1994. At the time of approval, 9,112,500 shares of the Company’s common stock were reserved for issuance under this plan. In 1997, an additional 7,087,500 shares of the Company’s common stock were reserved for issuance under this plan, and an additional 750,000 shares were reserved for issuance under this plan, as amended, in 2004. The 1994 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of stock options to directors, executive officers and employees of the Company and its subsidiaries. Awards under the plan (as amended) must be granted on or before the Company’s 2005 annual meeting. Options granted may be incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares vests over a five to ten-year period, beginning on the date of grant. Stock options must be exercised within ten years from date of grant. Stock options are issued at market price at the grant date. Shares available for grant at December 31, 2004 were 2,265,329.

        Transactions under all plans are summarized as follows:

	Number of shares under option	Weighted average exercise price
Outstanding at December 31, 2001	10,853,039	$ 16.49
Exercised	(578,930)	7.61
Canceled	(262,195)	24.01
Granted	476,093	24.18

Outstanding at December 31, 2002	10,488,007	$ 17.14
Exercised	(1,121,795)	10.28
Canceled	(315,001)	23.55
Granted	675,207	22.15

Outstanding at December 31, 2003	9,726,418	$ 18.07
Exercised	(882,539)	9.60
Canceled	(325,912)	27.66
Granted	1,262,599	29.71

Outstanding at December 31, 2004	9,780,566	$ 20.02

Options exercisable at December 31:
2002	6,347,325	$ 13.70
2003	6,278,297	15.35
2004	6,353,236	17.23
	Number of shares under option	Weighted average fair value
Weighted average, grant date fair value of options granted during:
2002	476,093	$ 14.22
2003	675,207	12.07
2004	1,262,599	16.72

	December 31, 2004
	Options Outstanding			Options Exercisable
Exercise price	Number outstanding as of 12/31/2004	Weighted average exercise price	Weighted average remaining contractual life	Number exercisable as of 12/31/2004	Weighted average exercise price
$4.30 -$5.93	789,956	$5.73	1	785,118	$5.72
6.52 - 9.63	1,284,566	$9.57	2	1,252,374	$9.57
9.89 - 15.31	1,997,839	$14.06	4	1,760,333	$14.08
15.56 - 21.04	2,131,484	$20.58	7	971,301	$20.59
21.25 - 34.38	3,576,721	$29.92	7	1,584,110	$30.43

	9,780,566	$20.02	5.13	6,353,236	$17.23

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Dividend expense yield	0.2%	0.1%	0%
Expected life	5.5 years	5 years	5 years
Expected volatility	53.2%	55.8%	60.2%
Risk-free interest rate	2.7%	2.7%	4.5%

   Employee stock purchase plan

        The Company’s employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire the Company’s common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the participation period. The semi-annual periods begin on October 1 and April 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock. Common stock reserved for future employee purchases aggregated 1,830,782 shares at December 31, 2004. Shares issued under this plan were 380,211 in 2004. The weighted average fair value of the employees’ purchase rights, as shown below was estimated using the Black-Scholes model with the following assumptions:

	2004	2003	2002
Dividend expense yield	0.2%	0.1%	0%
Expected life	6 months	6 months	6 months
Expected volatility	35%	33%	49%
Risk-free interest rate	1.0%	1.1%	2.3%

        Weighted average, grant date fair value of purchase rights granted under the Employee Stock Purchase Plan:

	Number of shares	Weighted average fair value
2002	484,898	$ 5.48
2003	389,864	5.96
2004	380,211	7.73

   Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

        National Instruments has 5,000,000 authorized shares of preferred stock. On January 21, 2004, the Board of Directors of National Instruments designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with its adoption of a Preferred Stock Rights Agreement (the “Rights Agreement”) and declaration of a dividend of one preferred share purchase right (a “Right”) for each share of common stock outstanding held as of May 10, 2004 or issued thereafter. Each Right will entitle its holder to purchase one one-thousandth of a share of National Instruments’ Series A Participating Preferred Stock at an exercise price of $200, subject to adjustment, under certain circumstances. The Rights Agreement was not adopted in response to any effort to acquire control of National Instruments.

        The Rights only become exercisable in certain limited circumstances following the tenth day after a person or group announces acquisitions of or tender offers for 20% or more of National Instruments’ common stock. In addition, if an acquirer (subject to certain exclusions for certain current stockholders of National Instruments, an “Acquiring Person”) obtains 20% or more of National Instruments’ common stock, then each Right (other than the Rights owned by an Acquiring Person or its affiliates) will entitle the holder to purchase, for the exercise price, shares of National Instruments’ common stock having a value equal to two times the exercise price. Under certain circumstances, the National Instruments’ Board of Directors may redeem the Rights, in whole, but not in part, at a purchase price of $0.01 per Right. The Rights have no voting privileges and are attached to and automatically traded with National Instruments common stock until the occurrence of specified trigger events. The Rights will expire on the earlier of May 10, 2014 or the exchange or redemption of the Rights.

Note 8: Employee retirement plan

        The Company has a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code. Substantially all domestic employees with at least thirty days of continuous service are eligible to participate and may contribute up to 15% of their compensation. The Board of Directors has elected to make matching contributions equal to 50% of employee contributions, which may be applied to a maximum of 6% of each participant’s compensation. Employees are eligible for the Company’s matching contributions after one year of continuous service. Company contributions vest immediately. The Company’s policy prohibits participants from direct investment in shares of common stock of the Company within the plan. Company contributions charged to expense were $2.4 million, $2.0 million and $1.8 million in 2004, 2003 and 2002, respectively.

Note 9: Financial instruments

   Fair value of financial instruments

        The estimated fair value amounts disclosed below have been determined by the Company using available market information and valuation methodologies described below. For certain financial instruments of the Company, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amount approximates fair value due to the short-term maturity of these instruments. The estimated fair values of the other assets (liabilities) of the Company’s remaining financial instruments at December 31, 2004 and 2003 are as follows (in thousands):

	December 31,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term investments	$ 150,392	$ 150,392	$ 141,227	$ 141,227
Other assets/liabilities:
Forward contracts	(2,940)	(2,940)	(5,552)	(5,552)
Purchased options	—	—	(35)	(35)

        The fair values of short-term investments and foreign currency forward and purchased option contracts were estimated based upon quotes from brokers as of the applicable balance sheet date.

Note 10: Derivative instruments and hedging activities

        The Company has operations in 40 countries. Approximately 53% of the Company’s revenues are generated outside the Americas. The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign-currency exchange rates and interest rates. These financial risks are monitored and managed by the Company as an integral part of its overall risk management program.

        The Company maintains a foreign-currency risk management strategy that uses derivative instruments (foreign currency forward and purchased options contracts) to protect its earnings and cash flows from fluctuations caused by the volatility in currency exchange rates. Movements in foreign-currency exchange rates pose a risk to the Company’s operations and competitive position, since exchange rate changes may affect the profitability and cash flow of the Company, and business or pricing strategies of non-U.S. based competitors.

   Foreign currency fair value and cash flow hedges

        The Company’s foreign sales are denominated in the customers’ local currency. The Company purchases foreign currency forward and purchased options contracts as hedges of forecasted sales that are denominated in foreign currencies and as hedges of foreign currency denominated receivables. These contracts are entered into to protect against the risk that the eventual dollar-net-cash inflows resulting from such sales or firm commitments will be adversely affected by changes in exchange rates.

        The Company held forward contracts with notional amounts totaling $31.3 million and $27.7 million at December 31, 2004 and 2003, respectively, that were designated as foreign currency fair value hedges of the Company’s foreign denominated receivables. The fair value of these contracts, which are for 90-day periods, is a liability of $2.6 million and $1.6 million at December 31, 2004 and 2003, respectively. The Company recorded net losses of $2.6 million, $4.6 million and $4.9 million for fair value hedges for the years ended December 31, 2004, 2003 and 2002, respectively, which was recorded in “Foreign Exchange Gain(Loss).” The Company hedges up to 90% of its outstanding foreign denominated receivables.

        The Company held forward contracts with a notional amount of $10.2 million and $48.6 million and option contracts with notional amounts totaling $0 and $42.4 million at December 31, 2004 and 2003, respectively, that were designated as foreign currency cash flow hedges related to the Company’s anticipated sales transactions. The fair value of these contracts, which are for terms up to twelve months, is a liability of $309,000 and $4.0 million at December 31, 2004 and 2003, respectively, and a net unrealized deferred loss of $309,000 and $4.0 million at December 31, 2004 and 2003, respectively, was recorded in “Accumulated Other Comprehensive Income.” The Company hedges up to 100% of anticipated foreign currency denominated cash inflows for up to 36 months. The Company recorded net losses of $5.8 million and $6.9 million and net gains of $3.6 million for cash flow hedges for the year ended December 31, 2004, 2003 and 2002, respectively, which was included in “Net Sales.”

        As of December 31, 2004, $988,000 of deferred losses on cash flow hedges recorded in “Accumulated Other Comprehensive Income” are expected to be reclassified to earnings during the next twelve months. The actual foreign sales expected to occur over the next twelve months will necessitate the reclassifying to earnings of these derivative losses.

        Hedge effectiveness of a foreign currency option contract designated as a cash flow hedge is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the forecasted transaction’s terminal value. No amounts were excluded from the assessment of hedge effectiveness for the years ended December 31, 2004 and 2003.

Note 11: Segment information

        In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company determines operating segments using the management approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s operating segments. It also requires disclosures about products and services, geographic areas and major customers.

        While the Company sells its products to many different markets, its management has chosen to organize the Company by geographic areas, and as a result has determined that it has one operating segment. Substantially all of the interest income, interest expense, depreciation and amortization is recorded in the Americas. Net sales, operating income and identifiable assets, classified by the major geographic areas in which the Company operates, are as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Net sales:
Americas:
Unaffiliated customer sales	$ 243,651	$ 200,210	$ 195,770
Geographic transfers	84,520	63,483	58,330

	328,171	263,693	254,100

Europe:
Unaffiliated customer sales	164,895	137,761	122,800
Geographic transfers	99,958	50,301	35,027

	264,853	188,062	157,827

Asia Pacific:
Unaffiliated customer sales	105,542	87,921	72,220

Eliminations	(184,478)	(113,784)	(93,357)

	$ 514,088	$ 425,892	$ 390,790

	Years Ended December 31,
	2004	2003	2002
Operating income:
Americas	$ 53,472	$ 31,649	$ 31,031
Europe	55,705	44,428	37,789
Asia Pacific	38,211	35,168	35,499
Unallocated:
Research and development expenses	(84,692)	(70,896)	(63,964)

	$ 62,696	$ 40,349	$ 40,355

	December 31,
	2004	2003
Identifiable assets:
Americas	$455,113	$420,082
Europe	80,578	77,963
Asia Pacific	46,724	27,106

	$582,415	$525,151

        Total sales outside the United States for 2004, 2003 and 2002 were $293.3 million, $244.9 million and $212.7 million, respectively.

Note 12: Commitments, contingencies and leases

        The Company has commitments under non-cancelable operating leases primarily for office facilities and equipment. Future minimum lease payments as of December 31, 2004, for each of the next five years are as follows (in thousands):

2005	$ 7,485
2006	4,744
2007	2,687
2008	1,592
2009	1,127
Thereafter	579

$18,214

        During 2002, the Company and Trilogy Software (“Trilogy”) settled a dispute regarding Trilogy’s buy-out of the lease of the Company’s Millenium office building which resulted in a gain of approximately $6.0 million from lease termination. As a result of additional facility lease consolidation, the Company incurred lease termination costs of approximately $2.4 million in 2002. These amounts were included in general and administrative expenses.

        Rent expense under operating leases was approximately $6.5 million, $6.3 million and $6.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        As of December 31, 2004, the Company has non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $5.6 million over the next twelve months.

        As of December 31, 2004, the Company has outstanding guarantees for payment of foreign operating leases, customs and foreign grants totaling approximately $4.4 million.

Note 13: Litigation

        A patent infringement action was filed by the Company on January 25, 2001 in the U.S. District Court, Eastern District of Texas (Marshall Division) claiming that The MathWorks, Inc. (“MathWorks”) infringed certain of the Company’s U.S. patents. On January 30, 2003, a jury found infringement by the MathWorks of three of the patents involved and awarded the Company specified damages. On June 23, 2003, the District Court entered final judgment in favor of the Company and entered an injunction against MathWorks’ sale of its Simulink and related products and stayed the injunction pending appeal. Upon appeal, the judgment and the injunction were affirmed by the U.S. Court of Appeals for the Federal Circuit (September 3, 2004). Subsequently the stay of injunction was lifted by the District Court. In November 2004, the final judgment amount of $7.4 million which had been held in escrow pending appeal was released to the Company.

        An action was filed by MathWorks against the Company on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court’s decision of June 23, 2003, (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on the Company. The Company filed an answer to MathWorks’ declaratory judgment complaint, denying MathWorks’ claims of non-infringement and alleging its own affirmative defenses. On January 7, 2005, the Company amended its answer to include counterclaims that MathWorks’ modified products are infringing three of the Company’s patents, and requesting unspecified damages and an injunction. MathWorks filed its reply to the Company’s counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. The case schedule has yet to be set in this action. During the fourth quarter of 2004, the Company accrued $4 million related to its probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred.

        On January 15, 2003, SoftWIRE Technology, LLC (“SoftWIRE”) and Measurement Computing Corporation (“MCC”) filed a complaint against the Company in the U.S. District Court for the District of Massachusetts asking the Court to declare that SoftWIRE does not infringe certain of the Company’s U.S. patents and that such patents are invalid and unenforceable. On February 21, 2003, the Company filed a complaint against SoftWIRE and MCC in the U.S. District Court, Eastern District of Texas (Marshall Division) claiming that both SoftWIRE and MCC infringe the same and certain other of the Company’s U.S. patents. SoftWIRE and MCC challenge the validity and enforceability of these patents and assert that they do not infringe any of these patents. In the Eastern District action, the Company seeks monetary damages and injunction of the sale of certain products of SoftWIRE and MCC as well as attorney’s fees and costs. By order of the Court, the Eastern District action was transferred to the U.S. District Court for the District of Massachusetts on May 9, 2003, and has been consolidated with the previously-filed SoftWIRE action, which also includes counterclaims by the Company that are the same in substance as the Company’s claims in the Eastern District action. On June 12, 2003, SoftWIRE moved for leave to amend its complaint in order to allege that the Company infringes two U.S. patents that SoftWIRE acquired by purchase on May 23, 2003. On November 5, 2003, the Court granted SoftWIRE’s motion to amend, thereby adding SoftWIRE’s two purchased patents to the litigation. With respect to those two patents, SoftWIRE seeks monetary damages and injunction of the sale of the Company’s LabVIEW software products, as well as attorney’s fees and costs. The Company challenges the validity, enforceability and alleged infringement of those patents and intends to vigorously defend against SoftWIRE’s claims. During the fourth quarter of 2003, the Company accrued $3.8 million related to its probable loss from this contingency, which consists solely of anticipated patent defense costs that are probable of being incurred. Fact discovery is scheduled to close in April, 2005. The Court has not set any cut-off for expert discovery. No trial date has been set. Because of the extended discovery period, the Company estimates that additional legal costs will be incurred. During the third quarter of 2004, the Company increased its accrual for these additional patent defense costs that are probable of being incurred by $2.5 million. However, the outcome of any litigation is inherently uncertain and there can be no assurance as to the ultimate outcome of this matter or any other litigation. The Company charged approximately $885,000 against this accrual during the fourth quarter of 2004. The Company has charged a total of $3.3 million against this accrual through December 31, 2004.

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

Note 15: Quarterly results (unaudited)

        The following quarterly results have been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The unaudited quarterly financial data for each of the eight quarters in the two years ended December 31, 2004 are as follows (in thousands, except per share data):

	Three Months Ended
	Mar. 31, 2004	Jun. 30, 2004	Sep. 30, 2004	Dec. 31, 2004
Net sales	$124,638	$127,127	$125,348	$136,975
Gross profit	93,068	93,802	91,101	100,643
Operating income	16,345	15,008	10,037	21,305
Net income	12,827	11,360	7,937	16,485
Basic earnings per share	$0.16	$0.15	$0.10	$0.21
Weighted average shares outstanding-basic	77,964	78,287	78,671	78,823
Diluted earnings per share	$0.16	$0.14	$0.10	$0.20
Weighted average shares outstanding-diluted	81,905	81,994	81,749	81,802
Dividends declared per share	$0.03	$0.05	$0.05	$0.05

	Three Months Ended
	Mar. 31, 2003	Jun. 30, 2003	Sep. 30, 2003	Dec. 31, 2003
Net sales	$99,173	$100,165	$104,644	$121,910
Gross profit	73,160	73,015	77,210	90,835
Operating income	8,324	8,814	9,758	13,453
Net income	6,763	7,404	7,954	11,248
Basic earnings per share	$0.09	$0.10	$0.10	$0.14
Weighted average shares outstanding-basic	76,734	77,235	77,298	77,804
Diluted earnings per share	$0.08	$0.09	$0.10	$0.14
Weighted average shares outstanding-diluted	79,910	80,450	80,898	81,612
Dividends declared per share	$—	$—	$0.03	$0.03

Note 16: Subsequent Events

        On January 27, 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per common share, payable February 28, 2005, to shareholders of record February 7, 2005.

        On January 31, 2005, the Company acquired all of the common stock of Toronto, Canada-based Electronics Workbench, a supplier of electronics design automation software. The acquisition was accounted for as a purchase. The purchase price of the acquisition, subject to adjustment as provided for in the purchase agreement, was $12.7 million in cash. The Company funded the purchase price from existing cash balances.

SCHEDULE II

NATIONAL INSTRUMENTS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Allowance for doubtful accounts:

Year	Description	Balance at Beginning of Period	Provision for Bad Debt Expense	Write-Offs Charged to Allowances	Balance at End of Period
2002	Allowance for doubtful accounts	$4,920	$(840)	$ 329	$3,751
2003	Allowance for doubtful accounts	3,751	501	1,008	3,244
2004	Allowance for doubtful accounts	3,244	596	329	3,511

Valuation allowances for excess and obsolete inventories:

Year	Description	Balance at Beginning of Period	Provision Charged to Cost of Sales	Write-Offs Charged to Allowances	Balance at End of Period
2002	Valuation allowances for excess and obsolete inventories	$2,866	$1,818	$1,212	$3,472
2003	Valuation allowances for excess and obsolete inventories	3,472	766	391	3,847
2004	Valuation allowances for excess and obsolete inventories	3,847	1,925	534	5,238