Form 10-Q
period 2005-03-31
NATIONAL INSTRUMENTS CORP /DE/
filed 2005-04-28
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended: March 31, 2005 or

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

Registrant's telephone number, including area code: (512) 338-9119

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No __

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes  X   No __

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock - $0.01 par value	Outstanding at April 26, 2005 79,589,100

NATIONAL INSTRUMENTS CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$ 74,682	$ 76,216
Short-term investments	146,058	150,392
Accounts receivable, net	87,362	87,312
Inventories, net	55,931	54,043
Prepaid expenses and other current assets	11,835	10,253
Deferred income taxes, net	13,853	14,088

Total current assets	389,721	392,304
Property and equipment, net	148,589	149,783
Intangibles, net and other assets	52,352	40,328

Total assets	$590,662	$582,415

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 30,645	$ 25,208
Accrued compensation	15,847	16,233
Deferred revenue	13,258	11,533
Accrued expenses and other liabilities	13,263	18,769
Income taxes payable	—	322
Other taxes payable	8,664	10,604

Total current liabilities	81,677	82,669
Deferred income taxes	13,343	13,297

Total liabilities	95,020	95,966

Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 180,000,000 shares authorized; 79,345,225 and 78,945,580 shares issued and outstanding, respectively	793	789
Additional paid-in capital	102,652	98,897
Retained earnings	391,296	384,118
Accumulated other comprehensive income	901	2,645

Total stockholders' equity	495,642	486,449

Total liabilities and stockholders' equity	$590,662	$582,415

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2005	2004
Net sales	$129,740	$124,638
Cost of sales	32,364	31,570

Gross profit	97,376	93,068

Operating expenses:
Sales and marketing	51,573	46,697
Research and development	20,383	19,990
General and administrative	11,238	10,036

Total operating expenses	83,194	76,723

Operating income	14,182	16,345
Other income (expense):
Interest income	985	712
Net foreign exchange loss	(528)	(2)
Other income, net	14	48

Income before income taxes	14,653	17,103
Provision for income taxes	3,517	4,276

Net income	$11,136	$12,827

Basic earnings per share	$0.14	$0.16

Weighted average shares outstanding - basic	79,175	77,964

Diluted earnings per share	$0.14	$0.16

Weighted average shares outstanding - diluted	81,924	81,905

Dividends declared per share	$0.05	$0.03

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flow from operating activities:
Net income	$11,136	$12,827
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,321	5,915
Provision for (benefit from) deferred income taxes	281	(403)
Tax benefit from stock option plans	675	1,244
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	1,227	(3,658)
Increase in inventories	(1,849)	(12,693)
Increase in prepaid expenses and other assets	(1,219)	(1,478)
Increase in accounts payable	4,954	6,035
Increase in deferred revenue	1,087	1,010
Increase (decrease) in taxes and other liabilities	(8,154)	224

Net cash provided by operating activities	14,459	9,023

Cash flow from investing activities:
Acquisition, net of cash received	(11,534)	—
Capital expenditures	(4,476)	(3,030)
Capitalization of internally developed software	(3,047)	(2,039)
Additions to other intangibles	(396)	(391)
Purchases of short-term investments	(13,424)	(32,071)
Sales and maturities of short-term investments	17,758	19,079

Net cash used in investing activities	(15,119)	(18,452)

Cash flow from financing activities:
Proceeds from issuance of common stock	3,084	3,161
Dividends paid	(3,958)	(2,615)

Net cash provided by (used in) financing activities	(874)	546

Net decrease in cash and cash equivalents	(1,534)	(8,883)
Cash and cash equivalents at beginning of period	76,216	53,446

Cash and cash equivalents at end of period	$74,682	$44,563

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s annual report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of National Instruments Corporation and its consolidated subsidiaries at March 31, 2005 and December 31, 2004, and the results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Certain prior year amounts have been reclassified to conform with 2005 presentation.

NOTE 2 – Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which include stock options, is computed using the treasury stock method.

The reconciliation of the denominators used to calculate basic and diluted EPS for the three-month periods ended March 31, 2005 and 2004, respectively, are as follows (in thousands):

	March 31,
	(unaudited)
	2005	2004
Weighted average shares outstanding-basic	79,175	77,964
Plus: Common share equivalents
Stock options	2,749	3,941
Weighted average shares outstanding-diluted	81,924	81,905

Stock options to acquire 3,014,000 and 217,000 shares for the quarters ended March 31, 2005 and 2004, respectively, were excluded in the computations of diluted EPS because the effect of including these stock options would have been anti-dilutive.

NOTE 3 – Inventories

Inventories, net consist of the following (in thousands):

	March 31,	December 31,
	(unaudited)
	2005	2004
Raw materials	$24,736	$23,817
Work-in-process	2,015	2,320
Finished goods	29,180	27,906

	$55,931	$54,043

NOTE 4 – Intangibles and Other Assets

Intangibles and other assets, net of accumulated amortization and reserves at March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004
	(unaudited)
Capitalized software development costs and acquired technology	$17,287	$13,333
Goodwill	20,717	13,356
Patents	6,948	6,614
Long-term deferred tax asset	2,180	2,180
Deposits and other	5,220	4,845

	$52,352	$40,328

At March 31, 2005 and December 31, 2004, accumulated amortization on capitalized software development costs and acquired technology was $31.7 million and $30.0 million, respectively, accumulated amortization on goodwill was $2.3 million and $2.5 million, respectively, and accumulated amortization on patents was $2.1 million and $2.0 million, respectively. Total amortization costs were $2.1 million and $2.0 million for the three months ended March 31, 2005 and 2004, respectively. Software development costs capitalized during the three months ended March 31, 2005 and 2004 were $3.0 million and $2.0 million, respectively, and related amortization was $1.8 million and $1.8 million, respectively.

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

NOTE 5 – Comprehensive Income

The Company’s comprehensive income is comprised of net income, foreign currency translation and unrealized gains and losses on forward and option contracts and securities available for sale. Comprehensive income for the three-month periods ended March 31, 2005 and 2004 was as follows (in thousands):

	Three Months Ended March 31,
	(unaudited)
	2005	2004
Comprehensive income:
Net income	$11,136	$12,827
Foreign currency translation	(1,922)	(154)
Unrealized gains on derivative instruments	436	1,521
Unrealized losses on securities available for sale	(258)	—

Total comprehensive income	$9,392	$14,194

NOTE 6 – Stock-Based Compensation Plans

The Company has two active stock-based compensation plans and one inactive plan. The two active stock-based compensation plans are the 1994 Incentive Plan and the Employee Stock Purchase Plan. The Company follows the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure. As allowed by SFAS 123, the Company continues to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation cost has been recognized in the Company’s financial statements for the stock option plan and the stock purchase plan. If compensation cost for the Company’s two active stock-based compensation plans were determined based on the fair value at the grant date for awards under those plans consistent with the method established by SFAS 123, the Company’s net income and earnings per share would approximate the pro-forma amounts below (in thousands, except per share data):

	Three Months Ended March 31,
	(unaudited)
	2005	2004
Net income, as reported	$11,136	$12,827
Stock-based compensation included in reported net income, net of related tax effects	—	—
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(3,169)	(2,523)

Pro-forma net income	$7,967	$10,304

Earnings per share:
Basic - as reported	$0.14	$0.16
Basic - pro-forma	$0.10	$0.13
Diluted - as reported	$0.14	$0.16
Diluted - pro-forma	$0.10	$0.13

NOTE 7 – Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

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

NOTE 8 – Commitments and Contingencies

The Company offers a one-year limited warranty on most hardware products, with a two or three-year warranty on a subset of its hardware products, and a 90-day warranty on software products, which is included in the sales price of many of its products. Provision is made for estimated future warranty costs at the time of sale, pursuant to SFAS No. 5, Accounting for Contingencies, for the estimated costs that may be incurred under the basic limited warranty. The Company’s estimate is based on historical experience and product sales during this period.

The activity in the warranty reserve for the three-month periods ended March 31, 2005 and 2004, respectively, was as follows (in thousands):

	Three Months Ended March 31,
	(unaudited)
	2005	2004
Balance at the beginning of the period	$815	$715
Accruals for warranties issued during the period	399	394
Settlements made (in cash or in kind) during the period	(399)	(294)

Balance at the end of the period	$815	$815

As of March 31, 2005, the Company has outstanding guarantees for payment of foreign operating leases, customs and foreign grants totaling approximately $2.7 million.

As of March 31, 2005, the Company has non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $5.2 million over the next twelve months.

NOTE 9 – Segment Information

While the Company sells its products to many different markets, its management has chosen to organize the Company by geographic areas, and as a result has determined that it has one operating segment. Substantially all of the interest income, depreciation and amortization is recorded in the Americas. Net sales, operating income and identifiable assets, classified by the major geographic areas in which the Company operates, are as follows (in thousands):

	Three Months Ended March 31,
	(unaudited)
	2005	2004
Net sales:
Americas:
Unaffiliated customer sales	$61,291	$57,407
Geographic transfers	20,083	21,213

	81,374	78,620

Europe:
Unaffiliated customer sales	39,783	39,759
Geographic transfers	26,584	14,115

	66,367	53,874

Asia Pacific:
Unaffiliated customer sales	28,666	27,472

Eliminations	(46,667)	(35,328)

	$129,740	$124,638

Operating income:
Americas	$13,563	$12,715
Europe	11,384	12,462
Asia Pacific	9,618	11,158
Unallocated:
Research and development expenses	(20,383)	(19,990)

	$14,182	$16,345

	March 31, 2005	December 31, 2004
	(unaudited)
Identifiable assets:
Americas	$471,055	$455,113
Europe	71,151	80,578
Asia Pacific	48,456	46,724

	$590,662	$582,415

Total sales outside the United States for the quarters ended March 31, 2005 and 2004 were $75.0 million and $73.3 million, respectively.

NOTE 10 – Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB released its final revised standard, SFAS 123R, Share-Based Payment. SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS 123R is required for the first interim or annual reporting period of the Company's first fiscal year beginning on or after June 15, 2005. The Company is evaluating the impact of SFAS 123R and believes it will have a material effect on the Company’s financial position, results of operations and cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (Repatriation Provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the Repatriation Provision. The Company has not yet completed its evaluation of the Repatriation Provision. The Company expects to be in a position to finalize its assessment of the implications of FSP 109-2 by September 30, 2005.

NOTE 11 – Litigation

A patent infringement action was filed by the Company on January 25, 2001 in the U.S. District Court, Eastern District of Texas (Marshall Division) claiming that The MathWorks, Inc. ("MathWorks") infringed certain of the Company's U.S. patents. On January 30, 2003, a jury found infringement by MathWorks of three of the patents involved and awarded the Company specified damages. On June 23, 2003, the District Court entered final judgment in favor of the Company and entered an injunction against MathWorks' sale of its Simulink and related products and stayed the injunction pending appeal. Upon appeal, the judgment and the injunction were affirmed by the U.S. Court of Appeals for the Federal Circuit (September 3, 2004). Subsequently the stay of injunction was lifted by the District Court. In November 2004, the final judgment amount of $7.4 million which had been held in escrow pending appeal was released to the Company.

An action was filed by MathWorks against the Company on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court's decision of June 23, 2003, (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on the Company. The Company filed an answer to MathWorks' declaratory judgment complaint, denying MathWorks' claims of non-infringement and alleging its own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by the Company to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, the Company amended its answer to include counterclaims that MathWorks' modified products are infringing three of the Company's patents, and requesting unspecified damages and an injunction. MathWorks filed its reply to the Company's counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, the Company filed a notice of appeal regarding the Court's denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks' declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. Therefore the case schedule has yet to be set in this action. During the fourth quarter of 2004, the Company accrued $4 million related to its probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. The Company charged approximately $311,000 against this accrual during the first quarter of 2005. The Company has charged a total of $311,000 against this accrual through March 31, 2005.

On January 15, 2003, SoftWIRE Technology, LLC ("SoftWIRE") and Measurement Computing Corporation ("MCC") filed a complaint against the Company in the U.S. District Court for the District of Massachusetts asking the Court to declare that SoftWIRE does not infringe certain of the Company's U.S. patents and that such patents are invalid and unenforceable. On February 21, 2003, the Company filed a complaint against SoftWIRE and MCC in the U.S. District Court, Eastern District of Texas (Marshall Division) claiming that both SoftWIRE and MCC infringe the same and certain other of the Company's U.S. patents. SoftWIRE and MCC challenge the validity and enforceability of these patents and assert that they do not infringe any of these patents. In the Eastern District action, the Company seeks monetary damages and injunction of the sale of certain products of SoftWIRE and MCC as well as attorney's fees and costs. By order of the Court, the Eastern District action was transferred to the U.S. District Court for the District of Massachusetts on May 9, 2003, and has been consolidated with the previously-filed SoftWIRE action, which also includes counterclaims by the Company that are the same in substance as the Company's claims in the Eastern District action. On June 12, 2003, SoftWIRE moved for leave to amend its complaint in order to allege that the Company infringes two U.S. patents that SoftWIRE acquired by purchase on May 23, 2003. On November 5, 2003, the Court granted SoftWIRE's motion to amend, thereby adding SoftWIRE's two purchased patents to the litigation. With respect to those two patents, SoftWIRE seeks monetary damages and injunction of the sale of the Company's LabVIEW software products, as well as attorney's fees and costs. The Company challenges the validity, enforceability and alleged infringement of those patents and intends to vigorously defend against SoftWIRE's claims. During the fourth quarter of 2003, the Company accrued $3.8 million related to its probable loss from this contingency, which consists solely of anticipated patent defense costs that are probable of being incurred. Fact discovery is scheduled to close in June 2005. The Court has not set any cut-off for expert discovery. No trial date has been set. Because of the extended discovery period, during the third quarter of 2004, the Company increased its accrual for these additional patent defense costs that are probable of being incurred by $2.5 million. However, the outcome of any litigation is inherently uncertain and there can be no assurance as to the ultimate outcome of this matter or any other litigation. The Company charged approximately $887,000 against this accrual during the first quarter of 2005. The Company has charged a total of $4.2 million against this accrual through March 31, 2005.

NOTE 12 – Acquisition

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

In accordance with SFAS 141, Business Combinations,the total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective estimated fair values at the date of acquisition. Such allocation resulted in goodwill of $7.8 million, and acquired core technology of $2.8 million. Goodwill is not amortized but is reviewed periodically for impairment, and acquired identified intangible assets are amortized over their useful lives, which range from four to six years.

NOTE 13 – Subsequent Event

On April 20, 2005, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per common share, payable May 31, 2005, to shareholders of record on May 9, 2005.

On April 25, 2005, the Company's Board of Directors granted authorization for repurchase of an additional 1,700,000 shares under the Company's existing share repurchase plan.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding the future financial performance or operations of the Company (including, without limitation, statements to the effect that the Company “believes,” “expects,” “plans,” “may,” “will,” “projects,” “continues,” or “estimates” or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Factors Affecting the Company’s Business and Prospects” beginning on page 19, and the discussion below. Readers are also encouraged to refer to the documents regularly filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for further discussion of the Company’s business and the risks attendant thereto.

   Overview

        National Instruments designs, develops, manufactures and markets instrumentation and automation software and hardware for general commercial, industrial and scientific applications. The Company offers hundreds of products used to create virtual instrumentation systems for measurement and automation. The Company has identified a large and diverse market for test and measurement (“T&M”) and industrial automation (“IA”) applications. The Company’s products are used in a variety of applications from research and development to production testing, monitoring and industrial control. In T&M applications, the Company’s products can be used to monitor and control traditional instruments or to create computer-based instruments that can replace traditional instruments. In IA applications, the Company’s products can be used in the same ways as in T&M and can also be used to integrate measurement functionality with process automation capabilities. The Company sells to a large number of customers in a wide variety of industries. No single customer accounted for more than 3% of the Company’s sales in the first quarter of 2005 or in the years ended 2004, 2003 or 2002.

The key strategies that management focuses on in running the business are the following:

Expanding our broad customer base:

        The Company strives to increase its already broad customer base by serving a large market on many computer platforms through a global marketing and distribution network. The Company also seeks to acquire new technologies and expertise from time to time in order to open up new opportunities for the Company’s existing product portfolio.

Maintaining a high level of customer satisfaction:

        To maintain a high level of customer satisfaction the Company strives to offer innovative, modular and integrated products through a global sales and support network. The Company strives to maintain a high degree of backwards compatibility across different platforms in order to preserve the customer’s investment in the Company’s products.

Leveraging external and internal technology:

        The Company’s product strategy is to provide superior products by leveraging generally available technology, supporting open architectures on multiple platforms and by leveraging its own core technologies such as custom ASICs across multiple products.

        The Company sells into the T&M and the IA industries and as such is subject to the economic and industry forces which drive those markets. It has been the Company’s experience that the performance of these industries and of the Company is impacted by general trends in industrial production for the global economy and by the specific performance of certain vertical markets that are intensive consumers of measurement technologies. Examples of these markets are semiconductor capital equipment, telecom, defense, aerospace, automotive and others. In assessing the Company’s business, management considers the trends in Global Purchasing Managers Index (published by JP Morgan) as well as industry reports on the specific vertical industries mentioned earlier.

        We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the United States and sales offices and distributors in key international markets. Sales outside of North America accounted for approximately 53%, and 54% of our revenues in the three month periods ended March 31, 2005 and 2004, respectively. The Company’s foreign sales are denominated in the customers’ local currency, which exposes the Company to the effects of changes in foreign-currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. See Note 9 of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income and identifiable assets.

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

        We believe that our long-term growth and success depends on delivering high quality software and hardware products on a timely basis. Accordingly, we focus significant efforts on research and development. We focus our research and development efforts on enhancing existing products and developing new products that incorporate appropriate features and functionality to be competitive with respect to technology and price/performance. Our success also is dependant on our ability to obtain and maintain patents and other proprietary rights related to technologies used in our products. The Company has engaged in litigation to protect its intellectual property rights. In monitoring and policing its intellectual property rights, the Company has been and may be required to spend significant resources.

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

        The Company has had a broad-based equity compensation plan in effect since 1994. The Company's Amended and Restated 1994 Incentive Plan (the “1994 Incentive Plan”) is currently due to expire in May 2005. The Company's Board of Directors believes that offering a broad-based equity compensation program is important to attract, retain and motivate people whose skills and performance are critical to the Company’s success. At the Company's Annual Meeting of Stockholders on May 13, 2005, the stockholders are being asked to approve a new 2005 Incentive Plan and to authorize sufficient additional shares to allow the Company to continue to provide new hires, employees and management with equity-based compensation for the next five years. The Company's 2005 Incentive Plan limits the Company’s ability to offer equity compensation to restricted stock and restricted stock units only. The Company plans to use restricted stock and restricted stock units instead of stock options for the following reasons:

             1.    Under the new accounting rules issued in December 2004 by the Financial Accounting Standards Board (FASB) the Company believes that the income statement expense for restricted stock and restricted stock units is more meaningful and is easier for stockholders to understand than that for stock options.

             2.    Under FASB’s new rule, the Company expects to have a more predictable tax rate from the use of restricted stock and restricted stock units, compared to stock options.

             3.    The Board believes that restricted stock and restricted stock units will be effective in attracting, retaining and motivating key employees to work for the long-term success of the Company.

             4.    Restricted stock and restricted stock units are expected to result in less dilution of existing stockholder interests than stock options under the Company’s planned issuance formula.

Results of Operations

        The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Company’s consolidated statements of income:

	Three Months Ended March 31,
	2005	2004
Net sales:
Americas	47.2%	46.1%
Europe	30.7	31.9
Asia Pacific	22.1	22.0

Consolidated net sales	100.0	100.0
Cost of sales	25.0	25.3

Gross profit	75.0	74.7
Operating expenses:
Sales and marketing	39.7	37.5
Research and development	15.7	16.0
General and administrative	8.7	8.1

Total operating expenses	64.1	61.6

Operating income	10.9	13.1
Other income (expense):
Interest income	0.8	0.6
Net foreign exchange loss	(0.4)	—
Other income, net	—	—

Income before income taxes	11.3	13.7
Provision for income taxes	2.7	3.4

Net income	8.6%	10.3%

        Net Sales. Consolidated net sales for the first quarter of 2005 increased by $5.1 million or 4% from the comparable prior year quarter. The Company believes the increase in sales is primarily attributable to the introduction of new and upgraded products, an increased market acceptance of the Company’s products in the Americas, and the weakness of the U.S. dollar. Sales in the Americas in the first quarter of 2005 increased by 7% from the first quarter of 2004.

        Sales outside of the Americas, as a percentage of consolidated sales for the quarter ended March 31, 2005, decreased to 52.8% from 53.9% in the comparable 2004 period as a result of relatively weaker sales in Europe. Compared to the first quarter of 2004, the Company’s European sales were flat at $39.8 million for the quarter ended March 31, 2005. Sales in Asia Pacific increased by 4% to $28.7 million in the quarter ended March 31, 2005 compared to the same period in 2004. The Company expects sales outside of North America to continue to represent a significant portion of its revenue. The Company intends to continue to expand its international operations by increasing its presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell its products in some countries.

        Sales by the Company’s direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. Between the first quarter of 2004 and the first quarter of 2005, net of hedging results, the change in the exchange rates had the effect of increasing the Company’s consolidated sales by 2%; increasing European sales by 6% and increasing sales in Asia Pacific by 3%. The increase in sales in Europe and Asia as a result of the change in exchange rates was partially offset by the decrease in local currency product pricing in each region. Since most of the Company’s international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing operating expenses by $1.4 million, or 1.7%, for the quarter ended March 31, 2005 compared to the comparable prior year period.

        Gross Profit. As a percentage of sales, gross profit increased to 75.0% for the first quarter of 2005 from 74.7% for the first quarter of 2004. The higher margin in the first quarter of 2005 compared to the comparable prior year period is attributable to favorable foreign exchange rates, which was partially offset by the unfavorable effect from the reduction in the selling prices of some of the Company’s products. There can be no assurance that the Company will maintain its historical margins. The Company believes its current manufacturing capacity is adequate to meet current needs.

        Sales and Marketing. Sales and marketing expenses for the first quarter of 2005 increased to $51.6 million, a 10% increase, compared to the first quarter of 2004. Approximately 50% of the increase in the sales and marketing expenses in the first quarter of 2005 from the comparable prior year period was attributable to the increase in sales and marketing personnel costs, due both from the increase in sales and marketing personnel and from the effects of the change in currency exchange rates, with the remaining fraction of the increase attributable to increases in tradeshows and special event activity. As a percentage of net sales, sales and marketing expenses were 39.7% and 37.5% for the three months ended March 31, 2005 and 2004, respectively. The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on recruiting, marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

        Research and Development. Research and development expenses for the first quarter of 2005 increased to $20.4 million, a 2% increase, compared to $20.0 million for the three months ended March 31, 2004. The increase in research and development costs in the first quarter of 2005 was primarily due to increases in personnel costs from the hiring of additional product development engineers. The Company plans to continue making a significant investment in research and development in order to remain competitive and support revenue growth.

        The Company capitalizes software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” The Company amortizes such costs over the related product’s estimated economic useful life, generally three years, beginning when a product becomes available for general release. Software amortization expense included in cost of goods sold totaled $1.8 million for each of the quarters ended March 31, 2005 and 2004. Software development costs capitalized were $3.0 million and $2.0 million for the quarters ended March 31, 2005 and 2004, respectively.

        General and Administrative. General and administrative expenses for the first quarter of 2005 increased 12% to $11.2 million from $10.0 million for the comparable prior year period. As a percentage of net sales, general and administrative expenses increased to 8.7% for the quarter ended March 31, 2005 from 8.1% for the first quarter of 2004. The increase in general and administrative expenses in absolute amounts and as a percentage of sales for the quarter ended March 31, 2005 from the comparable prior year period, was primarily attributable to increases in personnel costs and the costs associated with the upgrade of the Company's business applications suite to Oracles' latest web based release 11i in Europe. The Company expects that general and administrative expenses in future periods will fluctuate in absolute amounts and as a percentage of revenue.

        Interest Income. Net interest income in the first quarter of 2005 increased to $985,000 from $712,000 in the first quarter of 2004. The increase in interest income in the first quarter of 2005 was due to higher yields on increased invested funds. The primary source of interest income is from the investment of the Company’s cash. Net cash provided by operating activities totaled $13.3 million and $9.0 million in the quarters ended March 31, 2005 and 2004, respectively.

        Net Foreign Exchange Loss. The Company experienced net foreign exchange losses in the first quarter of 2005 of $528,000 compared to losses of $2,000 in the first quarter of 2004. These results are attributable to movements between the U.S. dollar and the local currencies in countries in which the Company’s sales subsidiaries are located. The Company recognizes the local currency as the functional currency of its international subsidiaries.

        The Company utilizes foreign currency forward contracts to hedge a majority of its foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. The Company typically limits the duration of its “receivables” foreign currency forward contracts to 90 days.

        The Company also utilizes foreign currency forward contracts and foreign currency purchased option contracts in order to reduce its exposure to fluctuations in future foreign currency cash flows. The Company purchases these contracts for up to 100% of its forecasted cash flows in selected currencies (primarily the euro, yen and British pound) and limits the duration of these contracts to 40 months. The foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” As a result, the Company’s hedging activities only partially address its risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. The Company does not invest in contracts for speculative purposes. The Company’s hedging strategy reduced the foreign exchange losses by $907,000 for the quarter ended March 31, 2005 and reduced the foreign exchange gains by $200,000 for the quarter ended March 31, 2004.

        Provision for Income Taxes. The provision for income taxes reflects an effective tax rate of 24% for the three months ended March 31, 2005 and 25% for the three months ended March 31, 2004. The Company’s effective tax rate is lower than the U.S. federal statutory rate of 35% primarily as a result of the extraterritorial income exclusion, tax-exempt interest and reduced tax rates in certain foreign jurisdictions.

Liquidity and Capital Resources

        The Company is currently financing its operations and capital expenditures through cash flow from operations. At March 31, 2005, the Company had working capital of approximately $308.0 million compared to $309.6 million at December 31, 2004. Net cash provided by operating activities in the first quarter of 2005 and the first quarter of 2004 totaled $14.5 million and $9.0 million, respectively.

        Accounts receivable increased to $87.4 million at March 31, 2005 from $87.3 million at December 31, 2004. Receivable days outstanding increased to 61 at March 31, 2005 compared to 60 at March 31, 2004. Consolidated inventory balances increased to $55.9 million at March 31, 2005 from $54.0 million at December 31, 2004. Inventory turns decreased to 2.3 at March 31, 2005 from turns of 2.4 at March 31, 2004. Cash used in the first three months of 2005 for the payment for an acquisition, net of cash received, totaled $11.5 million. Cash used in the first three months of 2005 for the purchase of property and equipment totaled $4.5 million, for the capitalization of internally developed software costs totaled $3.0 million, and for additions to other intangibles totaled $396,000. Cash used in the first three months of 2004 for the purchase of property and equipment totaled $3.0 million, for the capitalization of internally developed software costs totaled $2.0 million, and for additions to other intangibles totaled $391,000.

        Cash provided by the issuance of common stock totaled $3.1 million and $3.2 million for the first quarter of 2005 and 2004, respectively, and cash used for the payment of dividends totaled $4.0 million and $2.6 million for the first quarter of 2005 and 2004, respectively. The issuance of common stock was primarily to employees under the Company’s 1994 Incentive Plan.

        The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances and internally generated funds. As of March 31, 2005 and 2004, the Company had no debt outstanding. The Company believes that its cash flow from operations, if any, existing cash balances and short-term investments will be sufficient to meet its cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months will depend on the Company’s profitability, its ability to manage working capital requirements and its rate of growth.

Financial Risk Management

        The Company’s international sales are subject to inherent risks, including fluctuations in local economies; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. The Company’s sales outside of North America are denominated in local currencies, and accordingly, the Company is subject to the risks associated with fluctuations in currency rates. In particular, increases in the value of the dollar against foreign currencies decrease the U.S. dollar value of foreign sales requiring the Company either to increase its price in the local currency, which could render the Company’s product prices noncompetitive, or to suffer reduced revenues and gross margins as measured in U.S. dollars. These dynamics have adversely affected revenue growth in international markets in previous years. The Company’s foreign currency hedging program includes both foreign currency forward and purchased option contracts to reduce the effect of exchange rate fluctuations. However, the hedging program will not eliminate all of the Company’s foreign exchange risks. (See “Net Foreign Exchange Loss”).

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

        The Company has no debt or off-balance sheet debt. As of March 31, 2005, the Company has contractual purchase commitments with various suppliers of general components and customized inventory components of approximately $5.2 million. As of March 31, 2005, the Company has outstanding guarantees for payment of foreign operating leases, custom and foreign grants totaling approximately $2.7 million. (see Note 8 of Notes to Consolidated Financial Statements.) At March 31, 2005, the Company did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company were engaged in such relationships.

Market Risk

        The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

        Foreign Currency Hedging Activities. The Company’s objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on the Company’s earnings and cash flow. Accordingly, the Company utilizes purchased foreign currency option contracts and forward contracts to hedge its exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. The Company monitors its foreign exchange exposures regularly to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company’s foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position. Based on the foreign exchange instruments outstanding at March 31, 2005, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate fair market value of all instruments outstanding of approximately $7.6 million. However, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, management believes that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure.

        Short-term Investments. The fair value of the Company’s investments in marketable securities at March 31, 2005 was $146.1 million. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company’s investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies its marketable securities portfolio by investing in multiple types of investment-grade securities. The Company’s investment portfolio is primarily invested in securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on the Company’s investment portfolio and interest rates at March 31, 2005, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $730,000, respectively, in the fair value of the investment portfolio. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized until the investments are sold.

Recent Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

        In December 2004, the FASB released its final revised standard, SFAS 123R, Share-Based Payment. SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS 123R is required for the first interim or annual reporting period of the Company's first fiscal year beginning on or after June 15, 2005. The Company is evaluating SFAS 123R and believes it will have a material effect on the Company’s financial position, results of operations and cash flows.

        In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (Repatriation Provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the Repatriation Provision. The Company has not yet completed its evaluation of the Repatriation Provision. The Company expects to be in a position to finalize its assessment of the implications of FSP 109-2 by September 30, 2005.

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

        Budgets. The Company has established an operating budget for 2005. The Company’s spending for the remainder of the year could exceed this budget due to a number of factors, including: additional marketing costs for conferences and tradeshows; increased costs from hiring more product development engineers or other personnel; increased manufacturing costs resulting from component supply shortages and/or component price fluctuations and/or additional expenses related to intellectual property litigation. Any future decreased demand for the Company’s products could result in decreased revenue and could require the Company to revise its budget and reduce expenditures. Exceeding the established operating budget or failing to reduce expenditures in response to any decrease in revenue could have a material adverse effect on the Company’s operating results.

        Risk of Component Shortages. As has occurred in the past and as may be expected to occur in the future, supply shortages of components used in our products, including sole source components, can result in significant additional costs and inefficiencies in manufacturing. If the Company is unsuccessful in resolving any such component shortages in a timely manner, it will experience a significant impact on the timing of revenue, a possible loss of revenue, and/or an increase in manufacturing costs, any of which would have a material adverse impact on the Company’s operating results.

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

        During the first quarter of 2005, the Company upgraded its management information system for the Company’s current U.S. warehouse facilities. However, there can be no assurance that the Company will not experience difficulties with the new system. Difficulties with the system may interrupt normal Company operations, including the ability to: process orders, ship products, provide services and support to its customers, fulfill contractual obligations and otherwise run its business. Any disruptions of the system may have a material adverse effect on the Company’s operating results. Also during the first quarter of 2005, the Company upgraded its European business applications suite to Oracle’s latest web-based release, 11i. There can be no assurance that the Company will not experience difficulties with the new system. Difficulties with the new system may interrupt normal Company operations, including the ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run its business. Any disruption occurring in the implementation of the system may have a material adverse effect on the Company’s operating results. In the remainder of 2005, the Company will also continue to devote significant resources to the development of the Company’s web offerings. Any failure to successfully implement these initiatives could have a material adverse effect on the Company’s operating results.

        Risks Associated with International Operations and Foreign Economies. International sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, including those based in or from countries where practices which violate such United States laws may be customary, will not take actions in violations of our policies. Any violation of foreign or United States laws by our employees, contractors or agents, even if such violation is prohibited by our policies, could have a material adverse effect on our business. The Company must also comply with various import and export regulations. Failure to comply with these regulations could result in fines and/or termination of import and export privileges, which could have a material adverse effect on the Company’s operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by the Company’s international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Net of hedging results, the change in exchange rates had the effect of increasing the Company’s consolidated sales by $3.1 million, or 2% in the first quarter of 2005 compared to the first quarter of 2004. Since most of the Company’s international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing operating expenses by $1.4 million for the quarter ended March 31, 2005 compared to the comparable prior year period. If the U.S. dollar weakens in the future, it could result in the Company having to reduce prices locally in order for its products to remain competitive in the local marketplace. If the U.S. dollar strengthens in the future, and the Company is unable to successfully raise its international selling prices, it could have a materially adverse effect on the Company’s operating results.

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

        On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, the Company is not yet in a position to decide on whether, and to what extent, foreign earnings might be repatriated. Based on its analysis to date, however, the Company does not expect to repatriate foreign earnings under the repatriation provision of the Act. The Company expects to be in a position to finalize its assessment of the implications of the Act by September 30, 2005.

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

        Stock-based Compensation Plans. The Company has two active stock-based compensation plans and one inactive plan. The two active stock-based compensation plans are the 1994 Incentive Plan (as amended) and the Employee Stock Purchase Plan. The Company currently adheres to the disclosure only provisions of SFAS 123 as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and as such, no compensation cost has been recognized in the Company’s financial statements for the stock option plan and the stock purchase plan. In December 2004, the FASB issued a revision to SFAS 123 (SFAS 123R) that eliminates the alternative to use the disclosure only provisions of SFAS 123, thereby requiring entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The Company will be required to recognize the cost of these equity awards granted beginning in the first quarter of 2006. While the Company is currently reviewing the implementation alternatives allowed under SFAS 123R, we expect the impact of the adoption of SFAS 123R in the Company’s first quarter of 2006 to have a material adverse effect on the Company’s results of operations in future periods.

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

        Sections 302 and 404 of the Sarbanes-Oxley Act of 2002. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains management’s certification of adequate disclosure controls and procedures as of March 31, 2005. The Company’s most recent report on Form 10-K contained a report by our management on the Company’s internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. The Company’s most recent report on Form 10-K also contained an attestation and report by the Company’s auditors with respect to management’s assessment of the effectiveness of internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in the Company’s internal control over financial reporting, compliance with Sections 302 and 404 is an ongoing process and will be required for each future fiscal year end certification. The Company expects that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

        Dependence on Key Management and Technical Personnel. The Company’s success depends to a significant degree upon the continued contributions of its key management, sales, marketing, research and development and operational personnel, including Dr. Truchard, the Company’s Chairman and Chief Executive Officer, and other members of senior management and key technical personnel. The Company has no agreements providing for the employment of any of its key employees for any fixed term and the Company’s key employees may voluntarily terminate their employment with the Company at any time. The loss of the services of one or more of the Company’s key employees in the future could have a material adverse effect on the Company’s operating results. The Company also believes its future success will depend upon its ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, as well as training, motivating and supervising employees. As a result of the impact the adoption of SFAS 123R in the Company’s first fiscal quarter of 2006 is expected to have on the Company’s results of operations, the Company has decided to amend its equity compensation structure. The Company will grant fewer equity instruments and the type of equity instrument will be restricted stock units rather than stock options, which may make it more difficult to attract or retain qualified management and technical personnel, which could have an adverse effect on the Company’s operating results. In addition, the recruiting environment for software engineering, sales and other technical professionals is very competitive. Competition for qualified software engineers is particularly intense and is likely to result in increased personnel costs. Failure to attract or retain qualified software engineers could have an adverse effect on the Company’s operating results. The Company also recruits and employs foreign nationals to achieve its hiring goals primarily for engineering and software positions. There can be no guarantee that the Company will continue to be able to recruit foreign nationals at the current rate. There can be no assurance that the Company will be successful in retaining its existing key personnel or attracting and retaining additional key personnel. Failure to attract and retain a sufficient number of the Company’s key personnel could have a material adverse effect on the Company’s operating results.

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

Item 4.   Controls and Procedures

        The Company’s Chief Executive Officer and Chief Financial Officer, based on the evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), required by paragraph (b) of Rule 13a – 15 or Rule 15d – 15, as of March 31, 2005, have concluded that the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. We continue to enhance our internal control over financial reporting by adding resources in key functional areas with the goal of monitoring our operations at the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required under the new Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board. We discuss and disclose these matters to the audit committee of our board of directors and to our auditors. During the quarter ended March 31, 2005, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a – 15 or Rule 15d – 15 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

        A patent infringement action was filed by the Company on January 25, 2001 in the U.S. District Court, Eastern District of Texas (Marshall Division) claiming that The MathWorks, Inc. (“MathWorks”) infringed certain of the Company’s U.S. patents. On January 30, 2003, a jury found infringement by MathWorks of three of the patents involved and awarded the Company specified damages. On June 23, 2003, the District Court entered final judgment in favor of the Company and entered an injunction against MathWorks’ sale of its Simulink and related products and stayed the injunction pending appeal. Upon appeal, the judgment and the injunction were affirmed by the U.S. Court of Appeals for the Federal Circuit (September 3, 2004). Subsequently the stay of injunction was lifted by the District Court. In November 2004, the final judgment amount of $7.4 million which had been held in escrow pending appeal was released to the Company.

        An action was filed by MathWorks against the Company on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court’s decision of June 23, 2003, (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on the Company. The Company filed an answer to MathWorks’ declaratory judgment complaint, denying MathWorks’ claims of non-infringement and alleging its own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by the Company to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, the Company amended its answer to include counterclaims that MathWorks’ modified products are infringing three of the Company’s patents, and requesting unspecified damages and an injunction. MathWorks filed its reply to the Company’s counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, the Company filed a notice of appeal regarding the Court’s denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. Therefore the case schedule has yet to be set in this action. During the fourth quarter of 2004, the Company accrued $4 million related to its probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. The Company charged approximately $311,000 against this accrual during the first quarter of 2005. The Company has charged a total of $311,000 against this accrual through March 31, 2005.

        On January 15, 2003, SoftWIRE Technology, LLC (“SoftWIRE”) and Measurement Computing Corporation (“MCC”) filed a complaint against the Company in the U.S. District Court for the District of Massachusetts asking the Court to declare that SoftWIRE does not infringe certain of the Company’s U.S. patents and that such patents are invalid and unenforceable. On February 21, 2003, the Company filed a complaint against SoftWIRE and MCC in the U.S. District Court, Eastern District of Texas (Marshall Division) claiming that both SoftWIRE and MCC infringe the same and certain other of the Company’s U.S. patents. SoftWIRE and MCC challenge the validity and enforceability of these patents and assert that they do not infringe any of these patents. In the Eastern District action, the Company seeks monetary damages and injunction of the sale of certain products of SoftWIRE and MCC as well as attorney’s fees and costs. By order of the Court, the Eastern District action was transferred to the U.S. District Court for the District of Massachusetts on May 9, 2003, and has been consolidated with the previously-filed SoftWIRE action, which also includes counterclaims by the Company that are the same in substance as the Company’s claims in the Eastern District action. On June 12, 2003, SoftWIRE moved for leave to amend its complaint in order to allege that the Company infringes two U.S. patents that SoftWIRE acquired by purchase on May 23, 2003. On November 5, 2003, the Court granted SoftWIRE’s motion to amend, thereby adding SoftWIRE’s two purchased patents to the litigation. With respect to those two patents, SoftWIRE seeks monetary damages and injunction of the sale of the Company’s LabVIEW software products, as well as attorney’s fees and costs. The Company challenges the validity, enforceability and alleged infringement of those patents and intends to vigorously defend against SoftWIRE’s claims. During the fourth quarter of 2003, the Company accrued $3.8 million related to its probable loss from this contingency, which consists solely of anticipated patent defense costs that are probable of being incurred. Fact discovery is scheduled to close in June 2005. The Court has not set any cut-off for expert discovery. No trial date has been set. Because of the extended discovery period, during the third quarter of 2004, the Company increased its accrual for these additional patent defense costs that are probable of being incurred by $2.5 million. However, the outcome of any litigation is inherently uncertain and there can be no assurance as to the ultimate outcome of this matter or any other litigation. The Company charged approximately $887,000 against this accrual during the first quarter of 2005. The Company has charged a total of $4.2 million against this accrual through March 31, 2005.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table provides information as of March 31, 2005 with respect to the shares of common stock repurchased by National Instruments during the first quarter of 2005.

Period	Total number of shares	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program
January 1, 2005 to January 31, 2005	—	—	—	2,442,150
February 1, 2005 to February 28, 2005	—	—	—	2,442,150
March 1, 2005 to March 31, 2005	—	—	—	2,442,150

Total	—	—	—

        The Company’s share repurchase plan for up to 3,000,000 shares was announced of October 17, 2002. On April 25, 2005, the Board added 1,700,000 shares to the repurchase plan. The 1,700,000 shares which were added to the plan are not reflected in the above table. The repurchase plan has no expiration date.

ITEM 5.   OTHER INFORMATION

        From time to time the Company’s directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Jeffrey L. Kodosky and James J. Truchard have made periodic sales of the Company’s stock pursuant to such plans.

ITEM 6.   EXHIBITS

3	.1(2)	Certificate of Incorporation, as amended, of the Company
3	.2(2)	Amended and Restated Bylaws of the Company
3	.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company
4	.1(1)	Specimen of Common Stock certificate of the Company
4	.2(3)	Rights Agreement dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A. 10.1(1) Form of Indemnification Agreement
10	.2(5)	1994 Incentive Plan, as amended*
10	.3(1)	1994 Employee Stock Purchase Plan*
10	.4(6)	Long-Term Incentive Program*
31.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement of Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(2)	Incorporated by reference to the same-number exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 28, 2004.
(4)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 8-K on April 27, 2004.
(5)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q on August 5, 2004.
(6)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

                             *           Management Contract or Compensatory Plan or Arrangement

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INSTRUMENTS CORPORATION
Registrant
BY: /s/ Alex Davern
Alex Davern Chief Financial Officer and Treasurer (principal financial and accounting officer)

Dated: April 27, 2005