Form 10-Q
period 2005-06-30
NATIONAL INSTRUMENTS CORP /DE/
filed 2005-08-09
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended: June 30, 2005 or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock - $0.01 par value	Outstanding at August 4, 2005 78,694,999

NATIONAL INSTRUMENTS CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1.     Financial Statements

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2005	2004
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$ 44,639	$ 76,216
Short-term investments	112,304	150,392
Accounts receivable, net	85,218	87,312
Inventories, net	56,141	54,043
Prepaid expenses and other current assets	16,561	10,253
Deferred income tax, net	13,865	14,088

Total current assets	328,728	392,304
Property and equipment, net	148,698	149,783
Intangibles, net and other assets	84,196	40,328

Total assets	$ 561,622	$ 582,415

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 29,516	$ 25,208
Accrued compensation	15,626	16,233
Deferred revenue	13,825	11,533
Accrued expenses and other liabilities	9,759	18,769
Income taxes payable	—	322
Other taxes payable	10,198	10,604

Total current liabilities	78,924	82,669
Deferred income taxes	13,297	13,297

Total liabilities	92,221	95,966

Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 180,000,000 shares authorized; 77,946,785 and 78,945,580 shares issued and outstanding, respectively	779	789
Additional paid-in capital	67,546	98,897
Retained earnings	402,396	384,118
Accumulated other comprehensive income (loss)	(1,320)	2,645

Total stockholders' equity	469,401	486,449

Total liabilities and stockholders' equity	$ 561,622	$ 582,415

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$ 140,822	$ 127,127	$ 270,562	$ 251,765
Cost of sales	36,713	33,325	69,077	64,895

Gross profit	104,109	93,802	201,485	186,870

Operating expenses:
Sales and marketing	52,327	47,048	103,900	93,745
Research and development	22,307	21,345	42,690	41,335
General and administrative	10,382	10,401	21,620	20,437

Total operating expenses	85,016	78,794	168,210	155,517

Operating income	19,093	15,008	33,275	31,353
Other income (expense):
Interest income	853	737	1,838	1,430
Net foreign exchange loss	(238)	(743)	(766)	(746)
Other income, net	61	145	75	212

Income before income taxes	19,769	15,147	34,422	32,249
Provision for income taxes	4,745	3,787	8,262	8,062

Net income	$ 15,024	$ 11,360	$ 26,160	$ 24,187

Basic earnings per share	$ 0.19	$ 0.15	$ 0.33	$ 0.31

Weighted average shares outstanding-basic	78,303	78,287	78,735	78,126

Diluted earnings per share	$ 0.19	$ 0.14	$ 0.32	$ 0.30

Weighted average shares outstanding-diluted	80,190	81,994	81,086	81,955

Dividends declared per share	$ 0.05	$ 0.05	$ 0.10	$ 0.08

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flow from operating activities:
Net income	$ 26,160	$ 24,187
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14,263	12,058
Provision for (benefit from) deferred income taxes	224	(1,137)
Tax benefit from stock option plans	675	1,807
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	4,814	(7,121)
Increase in inventories	(583)	(21,618)
Increase in prepaid expenses and other assets	(5,902)	(1,635)
Increase in accounts payable	3,635	9,666
Increase in deferred revenue	1,654	3,543
Decrease in taxes and other liabilities	(9,913)	(7,240)

Net cash provided by operating activities	35,027	12,510

Cash flow from investing activities:
Acquisitions, net of cash received	(45,586)	—
Capital expenditures	(11,971)	(6,802)
Capitalization of internally developed software	(6,663)	(3,413)
Additions to other intangibles	(554)	(336)
Purchases of short-term investments	(33,713)	(52,690)
Sales and maturities of short-term investments	71,801	48,209

Net cash used in investing activities	(26,686)	(15,032)

Cash flow from financing activities:
Proceeds from issuance of common stock	9,506	9,240
Repurchase of common stock	(41,542)	(7,405)
Dividends paid	(7,882)	(6,560)

Net cash used in financing activities	(39,918)	(4,725)

Net decrease in cash and cash equivalents	(31,577)	(7,247)
Cash and cash equivalents at beginning of period	76,216	53,446

Cash and cash equivalents at end of period	$ 44,639	$ 46,199

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s annual report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of National Instruments Corporation and its consolidated subsidiaries at June 30, 2005 and December 31, 2004, and the results of operations for the three-month and six-month periods ended June 30, 2005 and 2004, and the cash flows for the six-month periods ended June 30, 2005 and 2004. Operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Certain prior year amounts have been reclassified to conform with the 2005 presentation.

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

The reconciliation of the denominators used to calculate basic and diluted EPS for the three-month and six-month periods ended June 30, 2005 and 2004, respectively, are as follows (in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2005	2004	2005	2004

Weighted average shares outstanding-basic	78,303	78,287	78,735	78,126
Plus: Common share equivalents
Stock options	1,887	3,707	2,351	3,829

Weighted average shares outstanding-diluted	80,190	81,994	81,086	81,955

Stock options to acquire 3,510,000 and 1,616,000 shares for the quarters ended June 30, 2005 and 2004, respectively, and 3,220,000 and 1,590,000 shares for the six months ended June 30, 2005 and 2004, respectively, were excluded in the computations of diluted EPS because the effect of including these stock options would have been anti-dilutive.

NOTE 3 — Inventories

Inventories, net consist of the following (in thousands):

	June 30, 2005	December 31, 2004
	(unaudited)
Raw materials	$ 24,964	$ 23,817
Work-in-process	3,063	2,320
Finished goods	28,114	27,906

	$ 56,141	$ 54,043

NOTE 4 — Intangibles and Other Assets

Intangibles and other assets, net of accumulated amortization and reserves, at June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005	December 31, 2004
	(unaudited)
Capitalized software development costs and acquired technology	$ 24,242	$ 13,333
Goodwill	43,109	13,356
Patents	8,356	6,614
Long-term deferred tax asset	2,180	2,180
Deposits and other	6,309	4,845

	$ 84,196	$ 40,328

The Company capitalized software development costs in accordance with SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. The Company amortizes such costs over the related product’s estimated economic useful life, generally three years, beginning when a product becomes available for general release. At June 30, 2005 and December 31, 2004, accumulated amortization on capitalized software development costs and acquired technology was $33.7 million and $30.0 million, respectively, accumulated amortization on goodwill was $2.2 million and $2.5 million, respectively, and accumulated amortization on patents was $2.2 million and $2.0 million, respectively. Total amortization costs were $2.4 million and $2.1 million for the three-months ended June 30, 2005 and 2004, respectively, and were $4.5 million and $4.1 million for the six-months ended June 30, 2005 and 2004, respectively. Software development costs capitalized during the three-months ended June 30, 2005 and 2004 were $3.6 million and $1.4 million, respectively, and related amortization was $2.1 million and $1.8 million, respectively. Software development costs capitalized during the six-months ended June 30, 2005 and 2004 were $6.7 million and $3.4 million respectively, and related amortization was $3.9 million and $3.7 million, respectively.

The excess purchase price over the fair value of assets acquired is recorded as goodwill. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value based approach. No impairment of goodwill has been identified during any of the periods presented.

NOTE 5 — Comprehensive Income

The Company’s comprehensive income is comprised of net income, foreign currency translation and unrealized gains and losses on forward and option contracts and securities available for sale. Comprehensive income for the three-month and six-month periods ended June 30, 2005 and 2004 was as follows (in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2005	2004	2005	2004
Comprehensive income:
Net income	$15,024	$11,360	$26,160	$24,187
Foreign currency translation	(2,452)	(462)	(4,374)	(616)
Unrealized gains (losses) on derivative instruments	(23)	3,768	413	5,289
Unrealized gains (losses) on securities available for sale	254	(425)	(4)	(425)

Total comprehensive income	$12,803	$14,241	$22,195	$28,435

NOTE 6 — Stock-Based Compensation Plans

The Company has two active stock-based compensation plans and two inactive plans. The two active stock-based compensation plans are the 2005 Incentive Plan and the Employee Stock Purchase Plan. The Company follows the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure. As allowed by SFAS 123, the Company continues to apply the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation cost has been recognized in the Company’s financial statements for the stock option plan and the stock purchase plan. If compensation cost for the Company’s two active stock-based compensation plans were determined based on the fair value at the grant date for awards under those plans consistent with the method established by SFAS 123, the Company’s net income and earnings per share would approximate the pro-forma amounts below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2005	2004	2005	2004
Net income, as reported	$15,024	$11,360	$26,160	$24,187
Stock-based compensation included in reported net
income, net of related tax effects	—	—	—	—
Total stock-based compensation expense determined
under fair value method for all awards, net of related tax effects	(2,684)	(2,992)	(5,853)	(5,515)

Pro-forma net income	$12,340	$8,368	$20,307	$18,672

Earnings per share:
Basic - as reported	$0.19	$0.15	$0.33	$0.31
Basic - pro-forma	$0.16	$0.11	$0.26	$0.24
Diluted - as reported	$0.19	$0.14	$0.32	$0.30
Diluted - pro-forma	$0.15	$0.10	$0.25	$0.23

NOTE 7 — Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

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

NOTE 8 — Commitments and Contingencies

The Company offers a one-year limited warranty on most hardware products, with a two or three-year warranty on a subset of its hardware products, and a 90-day warranty on software products, which is included in the sales price of many of its products. Provision is made for estimated future warranty costs at the time of sale, pursuant to SFAS 5, Accounting for Contingencies, for the estimated costs that may be incurred under the basic limited warranty. The Company’s estimate is based on historical experience and product sales during the period.

The warranty reserve for the six-month periods ended June 30, 2005 and 2004, respectively, was as follows (in thousands):

	Six Months Ended June 30,
	(unaudited)
	2005	2004
Balance at the beginning of the period	$815	$715
Accruals for warranties issued during the period	775	766
Settlements made (in cash or in kind) during the period	(775)	(666)

Balance at the end of the period	$815	$815

As of June 30, 2005, the Company has outstanding guarantees for payment of foreign operating leases, customs and foreign grants totaling approximately $3.1 million.

As of June 30, 2005, the Company has non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $4.2 million over the next twelve months.

NOTE 9 — Segment Information

While the Company sells its products to many different markets, management has chosen to organize the Company by geographic areas, and as a result has determined that it has one operating segment. Substantially all of the interest income, depreciation and amortization is recorded in the Americas. Net sales, operating income and identifiable assets, classified by the major geographic areas in which the Company operates, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2005	2004	2005	2004
Net sales:
Americas:
Unaffiliated customer sales	$67,449	$62,700	$128,740	$120,107
Geographic transfers	20,862	20,896	40,945	42,109

	88,311	83,596	169,685	162,216

Europe:
Unaffiliated customer sales	44,278	39,899	83,380	79,414
Geographic transfers	31,723	18,754	58,307	32,869

	76,001	58,653	141,687	112,283

Asia Pacific:
Unaffiliated customer sales	29,095	24,528	58,442	52,244

Eliminations	(52,585)	(39,650)	(99,252)	(74,978)

	$140,822	$127,127	$270,562	$251,765

Operating income:
Americas	$16,256	$16,460	$29,819	$29,175
Europe	16,370	11,881	27,754	24,313
Asia Pacific	8,774	8,012	18,392	19,200
Unallocated:
Research and development expenses	(22,307)	(21,345)	(42,690)	(41,335)

	$19,093	$15,008	$33,275	$31,353

	June 30, 2005	December 31, 2004
	(unaudited)
Identifiable assets:
Americas	$447,822	$455,113
Europe	65,138	80,578
Asia Pacific	48,662	46,724

	$561,622	$582,415

Total sales outside the United States for the quarter and six months ended June 30, 2005 were $79.4 million and $154.4 million, respectively, and for the quarter and six months ended June 30, 2004 were $70.1 million and $143.4 million, respectively.

NOTE 10 — Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 151, Inventory Costs, an amendment of ARB 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB released its final revised standard, SFAS 123R, Share-Based Payment. SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS 123R is required for the first interim or annual reporting period of the Company’s first fiscal year beginning on or after June 15, 2005. The Company is evaluating the impact of SFAS 123R and believes it will have a material effect on the Company’s financial position, results of operations and cash flows.

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

NOTE 11 — Litigation

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

An action was filed by MathWorks against the Company on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court’s decision of June 23, 2003, (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on the Company. The Company filed an answer to MathWorks’ declaratory judgment complaint, denying MathWorks’ claims of non-infringement and alleging its own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by the Company to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, the Company amended its answer to include counterclaims that MathWorks’ modified products are infringing three of the Company’s patents, and requesting unspecified damages and an injunction. MathWorks filed its reply to the Company’s counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, the Company filed a notice of appeal regarding the Court’s denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. Therefore the case schedule has yet to be set in this action. During the fourth quarter of 2004, the Company accrued $4 million related to its probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. The Company charged approximately $11,000 against this accrual during the second quarter of 2005. The Company has charged a total of $322,000 against this accrual through June 30, 2005.

On January 15, 2003, SoftWIRE Technology, LLC (“SoftWIRE”) and Measurement Computing Corporation (“MCC”) filed a complaint against the Company in the U.S. District Court for the District of Massachusetts asking the Court to declare that SoftWIRE does not infringe certain of the Company’s U.S. patents and that such patents were invalid and unenforceable. On February 21, 2003, the Company filed a complaint against SoftWIRE and MCC in the U.S. District Court, Eastern District of Texas (Marshall Division) claiming that both SoftWIRE and MCC infringe the same and certain other of the Company’s U.S. patents. SoftWIRE and MCC challenged the validity and enforceability of these patents and asserted that they do not infringe any of these patents. In the Eastern District action, the Company sought monetary damages and injunction of the sale of certain products of SoftWIRE and MCC as well as attorney’s fees and costs. By order of the Court, the Eastern District action was transferred to the U.S. District Court for the District of Massachusetts on May 9, 2003, and was consolidated with the previously-filed SoftWIRE action, which included counterclaims by the Company that were the same in substance as the Company’s claims in the Eastern District action. During the fourth quarter of 2003, the Company accrued $3.8 million related to its probable loss from this contingency, which consisted solely of anticipated patent defense costs that were probable of being incurred. During the third quarter of 2004, the Company increased its accrual for additional patent defense costs that were probable of being incurred by $2.5 million. On April 27, 2005, pursuant to an asset purchase agreement, the Company acquired the operating assets of MCC and SoftWIRE which included the legal positions of MCC and SoftWIRE in this litigation with the Company. As a result of the asset acquisition, the pending legal actions were dismissed with prejudice and the Company eliminated its remaining $1.9 million accrual for patent defense costs related to MCC and SoftWIRE. The gain that resulted from the elimination of the accrual was recorded in general and administrative expenses in the quarter ended June 30, 2005.

NOTE 12 – Acquisitions

On January 31, 2005, the Company acquired all of the common stock of Toronto, Canada-based Electronics Workbench, a supplier of electronics design automation software. The acquisition was accounted for as a purchase. The purchase price of the acquisition, subject to adjustment as provided for in the purchase agreement, was $12.7 million in cash. The Company funded the purchase price from existing cash balances. The consolidated financial statements include the operating results from the date of acquisition. Pro-forma results of operations have not been presented because the effects of those operations were not material. In accordance with SFAS 141, Business Combinations, the total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective estimated fair values at the date of acquisition. Such allocation resulted in goodwill of $7.8 million, and acquired core technology of $2.8 million. Goodwill is not amortized but is reviewed periodically for impairment, and acquired identified intangible assets are amortized over their useful lives, which range from four to six years.

On April 29, 2005, the Company acquired the operating assets of Measurement Computing Corporation, a provider of low-cost data acquisition products. The acquisition was accounted for as a purchase. The purchase price of the acquisition, subject to adjustment as provided for in the purchase agreement, was $33.2 million in cash. The Company funded the purchase price from existing cash balances. The consolidated financial statements include the operating results from the date of acquisition. Pro-forma results of operations have not been presented because the effects of those operations were not material. In accordance with SFAS 141, the total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable assets, based on their respective estimated fair values at the date of acquisition. Analysis supporting the purchase price allocation includes a valuation of assets and liabilities as of the closing date, including a third party valuation of intangible items and a detailed review of the opening balance sheet to determine adjustments required to recognize assets and liabilities at fair value. The purchase price and resulting allocation to the underlying assets acquired, net of deferred income taxes, were as follows:

Goodwill	$22,886
Acquired Core Technology	5,500
Intangible Assets	2,300
Trade Accounts Receivable	1,443
Inventories	1,476
Other Net Tangible Liabilities	(368)

Total Assets Acquired	$33,237

Goodwill is not amortized but is reviewed periodically for impairment. Acquired core technology and intangible assets are amortized over their useful lives, which range from three to eight years. Amortization expense for intangible assets purchased in the MCC acquisition was approximately $190,000 for the quarter and six-months ended June 30, 2005, of which approximately $150,000 was recorded in cost of sales and approximately $40,000 was recorded in operating expenses. The estimated amortization expense of intangible assets purchased in the MCC acquisition for the current fiscal year and in future years will be recorded in the consolidated statements of income as follows:

Fiscal Year	Cost of Sales	Acquisition related costs and amortization, net	Total
2005	$461,904	$168,750	$630,654
2006	923,808	337,500	1,261,308
2007	923,808	337,500	1,261,308
2008	857,144	337,500	1,194,644
2009	823,812	337,500	1,161,312
2010	823,812	270,836	1,094,648
Thereafter	531,752	254,176	785,928

Total	$5,346,040	$2,043,762	$7,389,802

In accordance with FASB Interpretation 4, “Applicability of FASB Statement 2 to Business Contributions Accounted for by the Purchase Method”, the $200,000 of in-process research and development acquired was written-off at the date of acquisition.

NOTE 13 — Subsequent Event

On July 26, 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per common share, payable on August 25, 2005 to shareholders of record on August 8, 2005.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding the future financial performance or operations of the Company (including, without limitation, statements to the effect that the Company “believes,” “expects,” “plans,” “may,” “will,” “projects,” “continues,” or “estimates” or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors including those set forth under the heading “Factors Affecting the Company’s Business and Prospects” beginning on page 20, and the discussion below. Readers are also encouraged to refer to the documents regularly filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for further discussion of the Company’s business and the risks attendant thereto.

Overview

        National Instruments designs, develops, manufactures and markets instrumentation and automation software and hardware for general commercial, industrial and scientific applications. The Company offers hundreds of products used to create virtual instrumentation systems for measurement and automation. The Company has identified a large and diverse market for test and measurement (“T&M”) and industrial automation (“IA”) applications. The Company’s products are used in a variety of applications from research and development to production testing, monitoring and industrial control. In T&M applications, the Company’s products can be used to monitor and control traditional instruments or to create computer-based instruments that can replace traditional instruments. In IA applications, the Company’s products can be used in the same ways as in T&M and can also be used to integrate measurement functionality with process automation capabilities. The Company sells to a large number of customers in a wide variety of industries. No single customer accounted for more than 3% of the Company’s sales in the quarter or six months ended June 30, 2005 or in the years 2004, 2003 or 2002.

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

        We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the United States and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 52% and 51% of our revenues in the three month periods ended June 30, 2005 and 2004, respectively. The Company’s foreign sales are denominated in the customers’ local currency, which exposes the Company to the effects of changes in foreign-currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. See Note 9 of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income and identifiable assets.

        We manufacture a substantial majority of our products at our facilities in Debrecen, Hungary. Additional production primarily of low volume or newly introduced products is done in Austin, Texas. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; cable assembly; technical manuals and product support documentation; and software duplication. We manufacture most of the electronic circuit card assemblies and modules in-house, although subcontractors are used from time to time. We manufacture some of our electronic cable assemblies in-house, but many assemblies are produced by subcontractors. We subcontract our software duplication, our technical manuals and product support documentation.

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

        The Company has had a broad-based equity compensation plan in effect since 1994. The Company’s Amended and Restated 1994 Incentive Plan (the “1994 Incentive Plan”) expired in May 2005. The Company’s Board of Directors believes that offering a broad-based equity compensation program is important to attract, retain and motivate people whose skills and performance are critical to the Company’s success. At the Company’s Annual Meeting of Stockholders on May 13, 2005, the stockholders approved a new 2005 Incentive Plan which limits the Company’s ability to offer equity compensation to restricted stock and restricted stock units only.

Results of Operations

        The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Company’s consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales:
Americas	47.9%	49.3%	47.6%	47.7%
Europe	31.4	31.4	30.8	31.5
Asia Pacific	20.7	19.3	21.6	20.8

Consolidated net sales	100.0	100.0	100.0	100.0
Cost of sales	26.1	26.2	25.5	25.8

Gross profit	73.9	73.8	74.5	74.2

Operating expenses:
Sales and marketing	37.1	37.0	38.4	37.2
Research and development	15.8	16.8	15.8	16.4
General and administrative	7.4	8.2	8.0	8.1

Total operating expenses	60.3	62.0	62.2	61.7

Operating income	13.6	11.8	12.3	12.5
Other income (expense):
Interest income	0.6	0.6	0.7	0.5
Net foreign exchange loss	(0.2)	(0.6)	(0.3)	(0.3)
Other income, net	—	0.1	—	0.1

Income before income taxes	14.0	11.9	12.7	12.8
Provision for income taxes	3.3	3.0	3.0	3.2

Net income	10.7%	8.9%	9.7%	9.6%

        Net Sales. Consolidated net sales increased by $13.7 million or 11% for the three months ended June 30, 2005 to $140.8 million from $127.1 million for the three months ended June 30, 2004, and increased $18.8 million or 7% to $270.6 million for the six months ended June 30, 2005 from $251.8 million for the comparable period in the prior year. The Company believes that the increases in sales for the three and six months ended June 30, 2005 were primarily attributable to the introduction of new and upgraded products, an increased market acceptance of the Company’s products in the Americas and Asia, and the weakness of the U.S. dollar. Sales in the Americas in the second quarter of 2005 increased 8% from the second quarter of 2004 and sales in the Americas for the six months ended June 30, 2005 increased 7% from the six months ended June 30, 2004.

        Sales outside of the Americas, as a percentage of consolidated sales for the quarter ended June 30, 2005, increased to 52.1% from 50.7% over the comparable 2004 period as a result of stronger sales in Asia and a weaker U.S. dollar. Sales outside of the Americas as a percentage of consolidated sales for the six months ended June 30, 2005 increased to 52.4% from 52.3% over the comparable 2004 period due to stronger sales in Asia and a weaker U.S. dollar. Compared to the corresponding periods in 2004, the Company’s European sales increased by 11% to $44.3 million for the quarter ended June 30, 2005 and increased 5% to $83.4 million for the six months ended June 30, 2005. Sales in Asia Pacific increased by 19% to $29.1 million in the quarter ended June 30, 2005 compared to the same period in 2004 and increased 12% to $58.4 million for the six months ended June 30, 2005 compared to the same period in 2004. The Company expects sales outside of North America to continue to represent a significant portion of its revenue. The Company intends to continue to expand its international operations by increasing its presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell its products in some countries.

        Sales by the Company’s direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. Between the second quarter of 2004 and the second quarter of 2005, net of hedging results, the change in exchange rates had the effect of increasing the Company’s consolidated sales by 6%; increasing European sales by 12% and increasing sales in Asia Pacific by 9%. For 2005 year-to-date sales, net of hedging results, the change in exchange rates had the effect of increasing the Company’s consolidated sales by 5%. The increases in sales in Europe and Asia as a result of the change in exchange rates was partially offset by the decrease in local currency product pricing in each region. Since most of the Company’s international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing operating expenses by $2.1 million, or 2.6%, for the quarter ended June 30, 2005 and by $3.7 million, or 2.2%, for the six months ended June 30, 2005 compared to the comparable prior year periods.

        Gross Profit. As a percentage of sales, gross profit increased to 73.9% for the second quarter of 2005 from 73.8% for the second quarter of 2004 and increased to 74.5% for the first six months of 2005 from 74.2% for the comparable period a year ago. Approximately 80% of the higher margin in the second quarter of 2005 is attributable to favorable foreign currency exchange rates. The remaining fraction of the higher margin is attributable to the favorable impact of higher sales volume. Approximately 90% of the higher margin in the first six months of 2005 compared to the comparable prior year period is attributable to favorable foreign currency exchange rates. The remaining fraction of the higher margin is attributable to the favorable impact of higher sales volume. There can be no assurance that the Company will maintain its historical margins. The Company believes its current manufacturing capacity is adequate to meet current needs.

        Sales and Marketing. Sales and marketing expenses for the second quarter of 2005 increased to $52.3 million, an 11% increase, compared to the second quarter of 2004 and increased 11% to $103.9 million for the first six months of 2005 from the comparable 2004 period. Approximately 70% of the increase in sales and marketing expenses in the quarter ended June 30, 2005 from the comparable prior year period was attributable to increases in sales and marketing personnel costs, due to the increase in sales and marketing personnel, the increase in variable compensation from higher sales volume and from the effects of the change in currency exchange rates, with the remaining fraction of the increase attributable to increases in advertising, tradeshows and special events. Approximately 60% of the increase in sales and marketing expenses in the six months ended June 30, 2005 from the comparable prior year period was attributable to increases in sales and marketing personnel, the increase in variable compensation from higher sales volume and the effects of the change in currency exchange rates, with the remaining fraction of increase attributable to increases in tradeshows and special event activity. As a percentage of net sales, sales and marketing expenses were 37.1% and 37.0% for the three months ended June 30, 2005 and 2004, respectively, and 38.4% and 37.2% for the six months ended June 30, 2005 and 2004, respectively. The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on recruiting, marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

        Research and Development. Research and development expenses increased to $22.3 million for the quarter ended June 30, 2005, a 5% increase, compared to $21.3 million for the three months ended June 30, 2004, and increased 3% to $42.7 million for the six months ended June 30, 2005 from the comparable 2004 period. The increase in research and development costs in the quarter and six-month periods ended June 30, 2005 versus the comparable prior year periods were primarily due to increases in personnel costs from the hiring of additional product development engineers. The increases in research and development costs in the quarter and six-month periods ended June 30, 2005 were partially offset by the increases in the capitalization of software development costs in each period. The Company plans to continue making a significant investment in research and development in order to remain competitive and support revenue growth.

        The Company capitalizes software development costs in accordance with SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. The Company amortizes such costs over the related product’s estimated economic useful life, generally three years, beginning when a product becomes available for general release. Software amortization expense included in cost of goods sold totaled $2.1 million and $1.8 million for the quarters ended June 30, 2005 and 2004, respectively, and $3.9 million and $3.7 million during the six months ended June 30, 2005 and 2004, respectively. Software development costs capitalized were $3.6 million and $1.4 million for the quarters ended June 30, 2005 and 2004, respectively, and $6.7 million and $3.4 million for the first six months of 2005 and 2004, respectively.

        General and Administrative. General and administrative expenses for the second quarter ended June 30, 2005 remained flat at $10.4 million compared with the prior year period. For the first six months of 2005, general and administrative expenses increased 6% to $21.6 million from $20.4 million for the first six months of 2004. As a percentage of net sales, general and administrative expenses decreased to 7.4% for the quarter ended June 30, 2005 from 8.2% for the second quarter of 2004. During the first six months of 2005, general and administrative expenses decreased as a percentage of sales to 8.0% from 8.1% for the comparable prior year period. The increase in general and administrative expenses in absolute amounts for the six months ended June 30, 2005 from the comparable prior year period was primarily attributable to increases in personnel costs and costs associated with the upgrade of the Company’s business applications suite to Oracle’s latest web-based release 11i in Europe. The decrease in general and administrative expenses as a percentage of sales for the quarter and six months ended June 30, 2005 from the prior year periods was primarily attributable to higher sales volume and from decreased litigation costs primarily from the reversal of previously accrued estimated patent defense costs associated with the SoftWIRE legal matter, resulting in a gain of $1.9 million. The Company expects that general and administrative expenses in future periods will fluctuate in absolute amounts and as a percentage of revenue.

        Interest Income. Interest income in the second quarter of 2005 increased to $853,000 from $737,000 in the second quarter of 2004, and increased to $1.8 million for the first six months of 2005 from $1.4 million for the comparable 2004 period. The increases in interest income for the quarter and six months ended June 30, 2005 were due to higher yields on increased invested funds. The primary source of interest income is from the investment of the Company’s cash and short-term investments. Net cash provided by operating activities totaled $35.0 million and $12.5 million in the six month periods ended June 30, 2005 and 2004, respectively.

        Net Foreign Exchange Loss. The Company experienced net foreign exchange losses of $238,000 in the second quarter of 2005 compared to losses of $743,000 in the second quarter of 2004. Net foreign exchange losses of $766,000 were recognized for the first six months of 2005 compared to losses of $746,000 for the first six months of 2004. These results are attributable to movements between the U.S. dollar and the local currencies in countries in which the Company’s sales subsidiaries are located. The Company recognizes the local currency as the functional currency of its international subsidiaries.

        The Company utilizes foreign currency forward contracts to hedge a majority of its foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. The Company typically limits the duration of its “receivables” foreign currency forward contracts to approximately 90 days.

        The Company also utilizes foreign currency forward contracts and foreign currency purchased option contracts in order to reduce its exposure to fluctuations in future foreign currency cash flows. The Company purchases these contracts for up to 100% of its forecasted cash flows in selected currencies (primarily the euro, yen and British pound) and limits the duration of these contracts to 40 months. The foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” As a result, the Company’s hedging activities only partially address its risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. The Company does not invest in contracts for speculative purposes. The Company’s hedging strategy reduced the foreign exchange losses by $1.2 million and $427,000 for the quarters ended June 30, 2005 and 2004, respectively, and reduced the foreign exchange losses by $2.1 million and $227,000 for the six months ended June 30, 2005 and 2004, respectively.

        Provision for Income Taxes. The provision for income taxes reflects an effective tax rate of 24% for the three and six months ended June 30, 2005 and 25% for the three and six months ended June 30, 2004. The Company’s effective tax rate is lower than the U.S. federal statutory rate of 35% primarily as a result of the extraterritorial income exclusion, tax-exempt interest and reduced tax rates in certain foreign jurisdictions.

Liquidity and Capital Resources

        The Company is currently financing its operations and capital expenditures through cash flow from operations. At June 30, 2005, the Company had working capital of approximately $249.8 million compared to $309.6 million at December 31, 2004. Net cash provided by operating activities for the six month periods ended June 30, 2005 and 2004 totaled $35.0 million and $12.5 million, respectively.

        Accounts receivable decreased to $85.2 million at June 30, 2005 from $87.3 million at December 31, 2004. Days sales outstanding decreased to 55 at June 30, 2005 compared to 57 at June 30, 2004. Consolidated inventory balances increased to $56.1 million at June 30, 2005 from $54.0 million at December 31, 2004. Inventory turns increased to 2.6 for the quarter ended June 30, 2005 from turns of 2.2 for the quarter ended June 30, 2004. Cash used in the first six months of 2005 for the payments for acquisitions, net of cash received, totaled $45.6 million. Cash used in the first six months of 2005 for the purchase of property and equipment totaled $12.0 million, for the capitalization of internally developed software costs totaled $6.7 million, and for additions to other intangibles totaled $554,000. Cash used in the first six months of 2004 for the purchase of property and equipment totaled $6.8 million, for the capitalization of internally developed software costs totaled $3.4 million, and for additions to other intangibles totaled $336,000.

        Cash provided by the issuance of common stock totaled $9.5 million and $9.2 million for the first six months of 2005 and 2004, respectively. The issuance of common stock was to employees under the Company’s Employee Stock Purchase Plan and 1994 Incentive Plan. Cash used for the repurchase of common stock totaled $41.5 million and $7.4 million for the first six months of 2005 and 2004, respectively. Cash used for the payment of dividends totaled $7.9 million and $6.6 million for the first six months of 2005 and 2004, respectively.

        The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances and internally generated funds. As of June 30, 2005 and 2004, the Company had no debt outstanding. The Company believes that its cash flow from operations, if any, existing cash balances and short-term investments will be sufficient to meet its cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months will depend on the Company’s profitability, its ability to manage working capital requirements and its rate of growth.

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

        The Company has no debt or off-balance sheet debt. As of June 30, 2005, the Company has contractual purchase commitments with various suppliers of general components and customized inventory components of approximately $4.2 million. As of June 30, 2005, the Company has outstanding guarantees for payment of foreign operating leases, custom and foreign grants totaling approximately $3.1 million. (See Note 8 of Notes to Consolidated Financial Statements”). At June 30, 2005, the Company did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company were engaged in such relationships.

Market Risk

        The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

        Foreign Currency Hedging Activities. The Company’s objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on the Company’s earnings and cash flow. Accordingly, the Company utilizes purchased foreign currency option contracts and forward contracts to hedge its exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. The Company monitors its foreign exchange exposures regularly to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company’s foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on its results of operations and financial position. Based on the foreign exchange instruments outstanding at June 30, 2005, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate fair market value of all instruments outstanding of approximately $6.2 million. However, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, management believes that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure.

        Short-term Investments. The fair value of the Company’s investments in marketable securities at June 30, 2005 was $112.3 million. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company’s investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies its marketable securities portfolio by investing in multiple types of investment-grade securities. The Company’s investment portfolio is primarily invested in securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on the Company’s investment portfolio and interest rates at June 30, 2005, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $562,000, respectively, in the fair value of the investment portfolio. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized until the investments are sold.

Recent Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 151, Inventory Costs, an amendment of ARB 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

        In December 2004, the FASB released its final revised standard, SFAS 123R, Share-Based Payment. SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS 123R is required for the first interim or annual reporting period of the Company’s first fiscal year beginning on or after June 15, 2005. The Company is evaluating SFAS 123R and believes it will have a material effect on the Company’s financial position, results of operations and cash flows.

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

Factors Affecting the Company’s Business and Prospects

         U.S./Global Economic Changes. As occurred in recent years, the markets in which the Company does business could again experience the negative effects of a slowdown in the U.S., and/or Global economies. The worsening of the U.S. or Global economies could result in reduced purchasing and capital spending in any of the markets served by the Company which could have a material adverse effect on the Company’s operating results. The Company’s business could also be subject to or impacted by acts of terrorism and/or the effects that war or continued U.S. military action would have on the U.S. and/or Global economies. The Company’s business could also be impacted by public health concerns, disruptions to public or commercial transportation systems, political instability or similar event which result in increased difficulty or higher costs for the export of products into affected regions, the import of components used in the Company’s products from affected regions, and/or the effects the event has on the economy in regions in which the Company does business.

    Budgets. The Company has established an operating budget for 2005. The Company’s budget was established based on the estimated revenue from forecasted sales of the Company’s products which is based in part on economic conditions in the markets in which the Company does business as well as the timing and volume of new products introduced by the Company and the expected penetration of both new and existing products in the marketplace. The Company’s spending for the remainder of the year could exceed the Company’s budget due to a number of factors, including: additional marketing costs for conferences and tradeshows; increased costs from hiring more product development engineers or other personnel; increased manufacturing costs resulting from component supply shortages and/or component price fluctuations and/or additional expenses related to intellectual property litigation. Any future decrease in demand for the Company’s products could result in decreased revenue and could require the Company to revise its budget and reduce expenditures. Exceeding the established operating budget or failing to reduce expenditures in response to any decrease in revenue could have a material adverse effect on the Company’s operating results.

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

        Fluctuations in Quarterly Results. The Company’s quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including: changes in the mix of products sold; the availability and pricing of components from third parties (especially sole sources); the timing of orders; level of pricing of international sales; fluctuations in foreign currency exchange rates; changes in the timing, cost or outcome of intellectual property litigation; the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales; and changes in pricing policies by the Company, its competitors or suppliers. Specifically, if the local currencies in which the Company sells weaken against the U.S. dollar, and if the local sales prices cannot be raised due to competitive pressures, the Company will experience a deterioration of its gross and net profit margins. If the U.S. dollar strengthens in the future, it could have a material adverse effect on the Company’s gross and net profit margins.

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

        In recent years, the Company’s revenues have been characterized by seasonality, with revenues typically being relatively constant in the first, second and third quarters, growing in the fourth quarter and being relatively flat or declining from the fourth quarter of the year to the first quarter of the following year. This historical trend may be affected in the future by the economic impact of larger orders as well as the timing of new product introductions. The Company’s results of operations in the third quarter of 2005 may be adversely affected by lower sales levels in Europe, which typically occur during the summer months. The Company believes the seasonality of its revenue results from the international mix of its revenue and the variability of the budgeting and purchasing cycles of its customers throughout each international region. In addition, total operating expenses have in the past tended to be higher in the second and third quarters of each year, due to recruiting and increased intern personnel expenses.

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

        Risks Associated with the Company’s Web Site. The Company devotes resources to maintain its Web site as a key marketing and sales tool and expects to continue to do so in the future. However, there can be no assurance that the Company will be successful in its attempt to leverage the Web to increase sales. The Company hosts its Web site internally. Any failure to successfully maintain the Web site or any significant downtime or outages affecting the Company’s Web site could have a significant adverse impact on the Company’s operating results.

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

        During the quarter ending September 30, 2005, the Company will be relocating its European inventory from its current location in a third party logistics facility in Amsterdam to its Company owned manufacturing facility in Debrecen, Hungary. The Company will be developing and implementing information systems to support the maintenance of inventory at this new site and the delivery of products to our customers from this new location. During the first quarter of 2005, the Company upgraded its management information system for the Company’s current U.S. warehouse facilities. However, there can be no assurance that the Company will not experience difficulties with these new systems. Difficulties with these systems may interrupt normal Company operations, including the ability to: process orders, ship products, provide services and support to its customers, fulfill contractual obligations and otherwise run its business. Any disruptions of these systems may have a material adverse effect on the Company’s operating results. Also during the first quarter of 2005, the Company upgraded its European business applications suite to Oracle’s latest web-based release, 11i. There can be no assurance that the Company will not experience difficulties with the new system. Difficulties with the new system may interrupt normal Company operations, including the ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run its business. Any disruption occurring in the implementation of the system may have a material adverse effect on the Company’s operating results. In the remainder of 2005, the Company will also continue to devote significant resources to the development of the Company’s web offerings. Any failure to successfully implement these initiatives could have a material adverse effect on the Company’s operating results.

        Risks Associated with International Operations and Foreign Economies. International sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, including those based in or from countries where practices which violate such United States laws may be customary, will not take actions in violations of our policies. Any violation of foreign or United States laws by our employees, contractors or agents, even if such violation is prohibited by our policies, could have a material adverse effect on our business. The Company must also comply with various import and export regulations. Failure to comply with these regulations could result in fines and/or termination of import and export privileges, which would have a material adverse effect on the Company’s operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by the Company’s international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Net of hedging results, the change in exchange rates had the effect of increasing the Company’s consolidated sales by 6% in the second quarter of 2005 compared to the second quarter of 2004. Since most of the Company’s international operating expenses are also incurred in local currencies, the change in exchanges rates had the effect of increasing operating expenses by $2.1 million for the quarter ended June 30, 2005 compared to the comparable prior year period. If the U.S. dollar weakens in the future, it could result in the Company having to reduce prices locally in order for its products to remain competitive in the local marketplace. If the U.S. dollar strengthens in the future, and the Company is unable to successfully raise its international selling prices, it could have a material adverse effect on the Company’s operating results.

        Manufacturing Capacity. The Company’s Hungarian manufacturing facility sources a substantial majority of the Company’s sales. Currently the Company is continuing to develop and implement information systems to support the operation of this facility. This facility and its operation are also subject to risks associated with doing business internationally, including difficulty in managing manufacturing operations in a foreign country, difficulty in achieving or maintaining product quality, interruption to transportation flows for delivery of components to us and finished goods to our customers, and changes in the country’s political or economic conditions. No assurance can be given that the Company’s efforts will be successful. Accordingly, any failure to deal with these factors could result in interruption in the facility’s operation or delays in expanding its capacity, either of which could have a material adverse effect on the Company’s operating results.

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

        The Company receives a substantial income tax benefit from the extraterritorial income exemption (“ETI”) under U.S. law. The ETI rules provide that a percentage of the profits from products and intangibles exported from the U.S. are exempt from U.S. tax. This benefit will not be available in the future as the ETI has been repealed by the American Jobs Creation Act of 2004. ETI will be phased out over the next eighteen months and will cease to be available as of December 31, 2006. The repeal of the ETI will increase the Company’s future effective income tax rate, which could have a material adverse effect on the Company’s operating results. However, the Company believes that the effect of the repeal of the ETI will be offset by the effects of the expected increased benefit from the recently enacted deduction for income from qualified domestic production activities and increased profits in certain foreign jurisdictions with reduced income tax rates.

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

        Stock-based Compensation Plans. The Company has two active stock-based compensation plans and two inactive plans. The two active stock-based compensation plans are the 2005 Incentive Plan and the Employee Stock Purchase Plan. The Company currently adheres to the disclosure only provisions of SFAS 123 as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and as such, no compensation cost has been recognized in the Company’s financial statements for the incentive plan and the stock purchase plan. In December 2004, the FASB issued a revision to SFAS 123 (SFAS 123R) that eliminates the alternative to use the disclosure only provisions of SFAS 123, thereby requiring entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The Company will be required to recognize the cost of these equity awards granted beginning in the first quarter of 2006. While the Company is currently reviewing the implementation alternatives allowed under SFAS 123R, we expect the impact of the adoption of SFAS 123R in the Company’s first quarter of 2006 to have a material adverse effect on the Company’s results of operations in future periods.

        Proprietary Rights and Intellectual Property Litigation. The Company’s success depends on its ability to obtain and maintain patents and other proprietary rights relative to the technologies used in its principal products. Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may have in the past infringed or violated certain of the Company’s intellectual property rights. The Company from time to time engages in litigation to protect its intellectual property rights. In monitoring and policing its intellectual property rights, the Company has been and may be required to spend significant resources. The Company from time to time may be notified that it is infringing certain patent or intellectual property rights of others. There can be no assurance that any existing intellectual property litigation or any intellectual property litigation initiated in the future, will not cause significant litigation expense, liability, injunction against some of the Company’s products, and a diversion of management’s attention, any of which may have a material adverse effect on the Company’s operating results.

        Sections 302 and 404 of the Sarbanes-Oxley Act of 2002. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains management’s certification of adequate disclosure controls and procedures as of June 30, 2005. The Company’s most recent report on Form 10-K contained a report by our management on the Company’s internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. The Company’s most recent report on Form 10-K also contained an attestation and report by the Company’s auditors with respect to management’s assessment of the effectiveness of internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in the Company’s internal control over financial reporting, compliance with Sections 302 and 404 is an ongoing process with Section 302 certifications being required for each quarterly period and Section 404 compliance being required for each future fiscal year end. The Company expects that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

        Dependence on Key Management and Technical Personnel. The Company’s success depends to a significant degree upon the continued contributions of its key management, sales, marketing, research and development and operational personnel, including Dr. Truchard, the Company’s Chairman and Chief Executive Officer, and other members of senior management and key technical personnel. The Company has no agreements providing for the employment of any of its key employees for any fixed term and the Company’s key employees may voluntarily terminate their employment with the Company at any time. The loss of the services of one or more of the Company’s key employees in the future could have a material adverse effect on the Company’s operating results. The Company also believes its future success will depend upon its ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, as well as training, motivating and supervising employees. As a result of the impact the adoption of SFAS 123R in the Company’s first fiscal quarter of 2006 is expected to have on the Company’s results of operations, the Company has decided to amend its equity compensation program. The Company will grant fewer equity instruments and the type of equity instrument will be restricted stock units rather than stock options, which may make it more difficult to attract or retain qualified management and technical personnel, which could have an adverse effect on the Company’s operating results. In addition, the recruiting environment for software engineering, sales and other technical professionals is very competitive. Competition for qualified software engineers is particularly intense and is likely to result in increased personnel costs. Failure to attract or retain qualified software engineers could have an adverse effect on the Company’s operating results. The Company also recruits and employs foreign nationals to achieve its hiring goals primarily for engineering and software positions. There can be no guarantee that the Company will continue to be able to recruit foreign nationals at the current rate. There can be no assurance that the Company will be successful in retaining its existing key personnel or attracting and retaining additional key personnel. Failure to attract and retain a sufficient number of the Company’s key personnel could have a material adverse effect on the Company’s operating results.

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

        Risk of Product Liability Claims. The Company’s products are designed to provide information upon which users may rely. The Company’s products are also used in “real time” applications requiring extremely rapid and continuous processing and constant feedback. Such applications give rise to the risk that failure or interruption of the system or application could result in economic damage or bodily harm. The Company attempts to assure the quality and accuracy of the processes contained in its products, and to limit its product liability exposure through contractual limitations on liability, limited warranties, express disclaimers and warnings as well as disclaimers contained in its “shrink wrap” license agreements with end-users. If future products contain errors that produce incorrect results on which users rely, or cause failure or interruption of systems or processes, customer acceptance of the Company’s products could be adversely affected. Further, the Company could be subject to liability claims that could have a material adverse effect on the Company’s operating results or financial position. Although the Company maintains insurance coverage for product liability matters, there can be no assurance that such insurance or the contractual limitations used by the Company to limit its liability will be sufficient to cover any claims which may occur.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

        Response to this item is included in “Item 2 — Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Market Risk” above.

Item 4.      Controls and Procedures

        The Company’s Chief Executive Officer and Chief Financial Officer, based on the evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2005, have concluded that the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. We continue to enhance our internal control over financial reporting by adding resources in key functional areas with the goal of monitoring our operations at the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required under the new Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board. We discuss and disclose these matters to the audit committee of our board of directors and to our auditors. During the quarter ended June 30, 2005, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

        An action was filed by MathWorks against the Company on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court’s decision of June 23, 2003, (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on the Company. The Company filed an answer to MathWorks’ declaratory judgment complaint, denying MathWorks’ claims of non-infringement and alleging its own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by the Company to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, the Company amended its answer to include counterclaims that MathWorks’ modified products are infringing three of the Company’s patents, and requesting unspecified damages and an injunction. MathWorks filed its reply to the Company’s counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, the Company filed a notice of appeal regarding the Court’s denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. Therefore the case schedule has yet to be set in this action. During the fourth quarter of 2004, the Company accrued $4 million related to its probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. The Company charged approximately $11,000 against this accrual during the second quarter of 2005. The Company has charged a total of $322,000 against this accrual through June 30, 2005.

        On January 15, 2003, SoftWIRE Technology, LLC (“SoftWIRE”) and Measurement Computing Corporation (“MCC”) filed a complaint against the Company in the U.S. District Court for the District of Massachusetts asking the Court to declare that SoftWIRE does not infringe certain of the Company’s U.S. patents and that such patents were invalid and unenforceable. On February 21, 2003, the Company filed a complaint against SoftWIRE and MCC in the U.S. District Court, Eastern District of Texas (Marshall Division) claiming that both SoftWIRE and MCC infringe the same and certain other of the Company’s U.S. patents. SoftWIRE and MCC challenged the validity and enforceability of these patents and asserted that they do not infringe any of these patents. In the Eastern District action, the Company sought monetary damages and injunction of the sale of certain products of SoftWIRE and MCC as well as attorney’s fees and costs. By order of the Court, the Eastern District action was transferred to the U.S. District Court for the District of Massachusetts on May 9, 2003, and was consolidated with the previously-filed SoftWIRE action, which included counterclaims by the Company that were the same in substance as the Company’s claims in the Eastern District action. During the fourth quarter of 2003, the Company accrued $3.8 million related to its probable loss from this contingency, which consisted solely of anticipated patent defense costs that were probable of being incurred. During the third quarter of 2004, the Company increased its accrual for additional patent defense costs that were probable of being incurred by $2.5 million. On April 27, 2005, pursuant to an asset purchase agreement, the Company acquired the operating assets of MCC and SoftWIRE which included the legal positions of MCC and SoftWIRE in this litigation with the Company. As a result of the asset acquisition, the pending legal actions were dismissed with prejudice and the Company eliminated its remaining $1.9 million accrual for patent defense costs related to MCC and SoftWIRE. The gain that resulted from the elimination of the accrual was recorded in general and administrative expenses in the quarter ended June 30, 2005.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table provides information regarding purchases made by the Company of its own securities during the period covered by this report.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program
April 1, 2005 to April 30, 2005	1,138,900	$24.52	1,138,900	3,003,250
May 1, 2005 to May 31, 2005	602,355	$22.59	602,355	2,400,895
June 1, 2005 to June 30, 2005	—	—	—	2,400,895

Total	1,741,255	$23.85	1,741,255	2,400,895

        The Company’s share repurchase plan for up to 3,000,000 shares was announced on October 17, 2002. On April 25, 2005, the Board added 1,700,000 shares to the repurchase plan. Under the plan, the Company has authorization to repurchase up to 4,700,000 shares of National Instruments stock. The repurchase plan has no expiration date.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of stockholders was held on May 10, 2005.
(b)	The following directors were elected at the meeting to serve a term of three years:
Jeffrey L. Kodosky Donald M. Carlton
The following directors are continuing to serve their terms:
James J. Truchard Charles J. Roesslein Ben G. Streetman R. Gary Daniels
(c)	The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

	For	Abstain
(1) Election of directors:
Jeffrey L. Kodosky	76,503,148	317,703
Donald M. Carlton	75,589,413	1,231,439

                      (2)    The Company's stockholders approved the Company's 2005 Incentive Plan, including approval of its material terms and performance goals for purposes of Internal Revenue Code Section 162(m), with [58,372,446] votes in favor, [9,016,680] votes against and [722,535]
votes abstaining.

        The foregoing matters are described in detail in the Company’s definitive proxy statement dated April 4, 2005.

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

ITEM 6.     EXHIBITS

3.1(2)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(1)	Specimen of Common Stock certificate of the Company.
4.2(3)	Rights Agreement dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A.
10.1(1)	Form of Indemnification Agreement.
10.2(7)	1994 Incentive Plan, as amended.*
10.3(1)	1994 Employee Stock Purchase Plan.*
10.4(5)	Long-Term Incentive Program.*
10.5(6)	2005 Incentive Plan.*
10.6(8)	National Instruments Corporation's Annual Incentive Program.*
10.7(8)	Description of 2005 Annual Incentive Program Goals and Awards for the Named Executive Officers.*
10.8(8)	Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.9(8)	Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.10(8)	Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.11(8)	Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company's Current Report on Form 8-K filed on January 28, 2004.
(4)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 8-K on April 27, 2004.
(5)	Incorporated by reference to the same-numbered exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(6)	Incorporated by reference to exhibit A of the Company's Proxy Statement dated and filed on April 4, 2005.
(7)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 10-Q on August 5, 2004.
(8)	Incorporated by reference to the exhibit filed with the Company's Form 8-K on August 5, 2005.
*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INSTRUMENTS CORPORATION
Registrant
BY: /s/ Alex Davern
Alex Davern Chief Financial Officer and Treasurer (principal financial and accounting officer)

Dated: August 9, 2005