Form 10-Q
period 2005-09-30
NATIONAL INSTRUMENTS CORP /DE/
filed 2005-11-08
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2005 or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  X   No __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock - $0.01 par value	Outstanding at November 3, 2005 79,143,540

NATIONAL INSTRUMENTS CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1.     Financial Statements

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,607	$76,216
Short-term investments	133,083	150,392
Accounts receivable, net	84,730	87,312
Inventories, net	54,868	54,043
Prepaid expenses and other current assets	13,369	10,253
Deferred income tax, net	13,696	14,088

Total current assets	347,353	392,304
Property and equipment, net	146,479	149,783
Intangibles, net and other assets	88,364	40,328

Total assets	$582,196	$582,415

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$28,065	$25,208
Accrued compensation	20,169	16,233
Deferred revenue	14,534	11,533
Accrued expenses and other liabilities	10,291	18,769
Income taxes payable	180	322
Other taxes payable	11,474	10,604

Total current liabilities	84,713	82,669
Deferred income taxes	13,297	13,297

Total liabilities	98,010	95,966

Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized;
none issued and outstanding	—	—
Common Stock: par value $0.01; 180,000,000 shares authorized;
78,280,233 and 78,945,580 shares issued and outstanding,
respectively	782	789
Additional paid-in capital	71,414	98,897
Retained earnings	412,859	384,118
Accumulated other comprehensive income (loss)	(869)	2,645

Total stockholders' equity	484,186	486,449

Total liabilities and stockholders' equity	$582,196	$582,415

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$141,618	$125,348	$412,180	$377,113
Cost of sales	37,893	34,247	106,970	99,142

Gross profit	103,725	91,101	305,210	277,971

Operating expenses:
Sales and marketing	53,053	46,378	156,953	140,123
Research and development	20,782	21,737	63,472	63,072
General and administrative	11,547	12,949	33,167	33,386

Total operating expenses	85,382	81,064	253,592	236,581

Operating income	18,343	10,037	51,618	41,390
Other income (expense):
Interest income	903	613	2,741	2,043
Net foreign exchange loss	(404)	(85)	(1,170)	(831)
Other income, net	105	17	180	230

Income before income taxes	18,947	10,582	53,369	42,832
Provision for income taxes	4,548	2,645	12,810	10,708

Net income	$14,399	$7,937	$40,559	$32,124

Basic earnings per share	$0.18	$0.10	$0.52	$0.41

Weighted average shares outstanding-basic	78,158	78,671	78,567	78,637

Diluted earnings per share	$0.18	$0.10	$0.50	$0.39

Weighted average shares outstanding-diluted	80,575	81,749	80,939	82,209

Dividends declared per share	$0.05	$0.05	$0.15	$0.13

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flow from operating activities:
Net income	$40,559	$32,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,628	18,505
Provision for (benefit from) deferred income taxes	390	(937)
Tax benefit from stock option plans	675	1,983
Changes in operating assets and liabilities:
Decrease in accounts receivable	5,302	2,049
Decrease (increase) in inventories	690	(20,385)
Increase in prepaid expense and other assets	(3,654)	(7,262)
Increase (decrease) in accounts payable	2,184	(327)
Increase in deferred revenue	2,363	1,677
Increase (decrease) in taxes and other liabilities	(3,382)	7,892

Net cash provided by operating activities	66,755	35,319

Cash flow from investing activities:
Acquisitions, net of cash received	(45,586)	—
Capital expenditures	(13,307)	(11,338)
Capitalization of internally developed software	(11,105)	(4,199)
Additions to other intangibles	(2,692)	(685)
Purchases of short-term investments	(96,226)	(98,902)
Sales and maturities of short-term investments	113,535	87,643

Net cash used in investing activities	(55,381)	(27,481)

Cash flow from financing activities:
Proceeds from issuance of common stock	13,377	11,168
Repurchase of common stock	(41,542)	(14,145)
Dividends paid	(11,818)	(10,503)

Net cash used in financing activities	(39,983)	(13,480)

Net decrease in cash and cash equivalents	(28,609)	(5,642)
Cash and cash equivalents at beginning of period	76,216	53,446

Cash and cash equivalents at end of period	$47,607	$47,804

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s annual report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of National Instruments Corporation and its consolidated subsidiaries at September 30, 2005 and December 31, 2004, and the results of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, and the cash flows for the nine-month periods ended September 30, 2005 and 2004. Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

The reconciliation of the denominators used to calculate basic and diluted EPS for the three-month and nine-month periods ended September 30, 2005 and 2004, respectively, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2005	2004	2005	2004
Weighted average shares outstanding-basic	78,158	78,671	78,567	78,637
Plus: Common share equivalents
Stock options	2,417	3,078	2,372	3,572

Weighted average shares outstanding-diluted	80,575	81,749	80,939	82,209

Stock options to acquire 2,946,000 and 3,062,000 shares for the quarters ended September 30, 2005 and 2004, respectively, and 3,167,000 and 1,773,000 shares for the nine months ended September 30, 2005 and 2004, respectively, were excluded from the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

NOTE 3 — Inventories

Inventories, net consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
	(unaudited)
Raw materials	$22,755	$23,817
Work-in-process	3,593	2,320
Finished goods	28,520	27,906

	$54,868	$54,043

NOTE 4 — Intangibles and Other Assets

Intangibles and other assets, net of accumulated amortization and reserves, at September 30, 2005 and December 31, 2004 are as follows:

	September 30,	December 31,
	2005	2004
	(unaudited)
Capitalized software development costs and acquired technology	$27,742	$13,333
Goodwill	43,474	13,356
Patents	8,887	6,614
Long-term deferred tax asset	2,182	2,180
Deposits and other	6,079	4,845

	$88,364	$40,328

The Company capitalized software development costs in accordance with SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. The Company amortizes such costs over the related product’s estimated economic useful life, generally three years, beginning when a product becomes available for general release. At September 30, 2005 and December 31, 2004, accumulated amortization on capitalized software development costs and acquired technology was $36.0 million and $30.0 million, respectively, accumulated amortization on goodwill was $2.2 million and $2.5 million, respectively, and accumulated amortization on patents was $2.3 million and $2.0 million, respectively. Total amortization costs were $2.9 million and $2.1 million for the three-months ended September 30, 2005 and 2004, respectively, and were $7.3 million and $6.2 million for the nine-months ended September 30, 2005 and 2004, respectively. Internally developed software costs capitalized during the three-months ended September 30, 2005 and 2004 were $4.4 million and $786,000, respectively. Acquired technology capitalized during the three-months ended September 30, 2005 and 2004 was $1.2 million and $0, respectively. Amortization for capitalized software development costs and acquired technology for the three-months ended September 30, 2005 and 2004 was $2.3 million and $2.0 million, respectively. Internally developed software costs capitalized during the nine-months ended September 30, 2005 and 2004 were $10.9 million and $4.2 million, respectively. Acquired technology capitalized during the nine-months ended September 30, 2005 and 2004 was $1.4 million and $0, respectively. Amortization for capitalized software development costs and acquired technology for the nine-months ended September 30, 2005 and 2004 was $6.2 million and $5.6 million, respectively.

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

NOTE 5 — Comprehensive Income

The Company’s comprehensive income is comprised of net income, foreign currency translation and unrealized gains and losses on forward and option contracts and securities available for sale. Comprehensive income for the three-month and nine-month periods ended September 30, 2005 and 2004 was as follows (in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2005	2004	2005	2004
Comprehensive income:
Net income	$14,399	$7,937	$40,559	$32,124
Foreign currency translation	185	393	(4,189)	(223)
Unrealized gains (losses) on derivative instruments	313	362	726	5,651
Unrealized gains (losses) on available for sale securities	(47)	135	(51)	(290)

Total comprehensive income	$14,850	$8,827	$37,045	$37,262

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2005	2004	2005	2004
Net income, as reported	$14,399	$7,937	$40,559	$32,124
Stock-based compensation included in reported net
income, net of related tax effects	—	—
Total stock-based compensation expense determined
under fair value method for all awards,
net of related tax effects	(4,042)	(4,009)	(9,895)	(9,524)

Pro-forma net income	$10,357	$3,928	$30,664	$22,600

Earnings per share:
Basic - as reported	$0.18	$0.10	$0.52	$0.41
Basic - pro-forma	$0.13	$0.05	$0.39	$0.29
Diluted - as reported	$0.18	$0.10	$0.50	$0.39
Diluted - pro-forma	$0.13	$0.05	$0.38	$0.27

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

NOTE 8 — Commitments and Contingencies

The Company offers a one-year limited warranty on most hardware products, with a two or three-year warranty on a subset of its hardware products, which is included in the sales price of many of its products. Provision is made for estimated future warranty costs at the time of sale, pursuant to SFAS 5, Accounting for Contingencies, for the estimated costs that may be incurred under the basic limited warranty. The Company’s estimate is based on historical experience and product sales during the period.

The warranty reserve for the nine-month periods ended September 30, 2005 and 2004, respectively, was as follows (in thousands):

	Nine Months Ended September 30,
	(unaudited)
	2005	2004
Balance at the beginning of the period	$815	$715
Accruals for warranties issued during the period	1,208	1,137
Settlements made (in cash or in kind) during the period	(1,158)	(1,037)

Balance at the end of the period	$865	$815

As of September 30, 2005, the Company has outstanding guarantees for payment of foreign leases, customs and foreign grants totaling approximately $2.8 million.

As of September 30, 2005, the Company has non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $4.6 million over the next twelve months.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2005	2004	2005	2004
Net sales:
Americas:
Unaffiliated customer sales	$72,526	$62,636	$201,266	$182,743
Geographic transfers	21,376	21,119	62,321	63,228

	$93,902	$83,755	$263,587	$245,971

Europe:
Unaffiliated customer sales	$38,252	$35,973	$121,632	$115,387
Geographic transfers	31,130	40,721	89,437	73,590

	$69,382	$76,694	$211,069	$188,977

Asia Pacific:
Unaffiliated customer sales	$30,840	$26,739	$89,282	$78,983

Eliminations	(52,506)	(61,840)	(151,758)	(136,818)

	$141,618	$125,348	$412,180	$377,113

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2005	2004	2005	2004
Operating income:
Americas	$16,238	$11,569	$46,057	$40,744
Europe	13,599	10,469	41,353	34,782
Asia Pacific	9,288	9,736	27,680	28,936
Unallocated:
Research and development expenses	(20,782)	(21,737)	(63,472)	(63,072)

	$18,343	$10,037	$51,618	$41,390

	September 30, 2005	December 31, 2004
	(unaudited)
Identifiable assets:
Americas	$444,286	$455,113
Europe	66,518	80,578
Asia Pacific	71,392	46,724

	$582,196	$582,415

Total sales outside the United States for the quarter and nine months ended September 30, 2005 were $76.4 million and $230.9 million, respectively, and for the quarter and nine months ended September 30, 2004 were $68.3 million and $211.7 million, respectively.

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

In December 2004, the FASB released its final revised standard, SFAS 123R, Share-Based Payment. SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS 123R is required for the first interim or annual reporting period of the Company’s first fiscal year beginning on or after June 15, 2005. The Company is evaluating the impact of SFAS 123R and believes it will have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

In December 2004, the FASB issued FASB Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (Repatriation Provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the Repatriation Provision. The Company has completed its analysis of the impact of the Repatriation Provision and does not plan to repatriate earnings under this provision.

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

An action was filed by MathWorks against the Company on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court’s decision of June 23, 2003, (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on the Company. The Company filed an answer to MathWorks’ declaratory judgment complaint, denying MathWorks’ claims of non-infringement and alleging its own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by the Company to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, the Company amended its answer to include counterclaims that MathWorks’ modified products are infringing three of the Company’s patents, and requesting unspecified damages and an injunction. MathWorks filed its reply to the Company’s counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, the Company filed a notice of appeal regarding the Court’s denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. Therefore the case schedule has yet to be set in this action. During the fourth quarter of 2004, the Company accrued $4 million related to its probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. The Company charged approximately $3,000 against this accrual during the third quarter of 2005. The Company has charged a total of $325,000 against this accrual through September 30, 2005.

NOTE 12 — Acquisitions

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

Goodwill is not amortized but is reviewed periodically for impairment. Acquired core technology and intangible assets are amortized over their useful lives, which range from three to eight years. Amortization expense for intangible assets purchased in the MCC acquisition was approximately $315,000 for the quarter ended September 30, 2005, of which approximately $270,000 was recorded in cost of sales and approximately $45,000 was recorded in operating expenses. Amortization expense for intangible assets purchased in the MCC acquisition was approximately $505,000 for the nine-months ended September 30, 2005, of which approximately $420,000 was recorded in cost of sales and approximately $85,000 was recorded in operating expenses. The estimated amortization expense of intangible assets purchased in the MCC acquisition for the current fiscal year and in future years will be recorded in the consolidated statements of income as follows:

Fiscal Year	Cost of Sales	Acquisition related costs and amortization, net	Total
2005	$268,452	$46,875	$315,327
2006	1,073,808	187,500	1,261,308
2007	1,073,808	187,500	1,261,308
2008	1,007,144	187,500	1,194,644
2009	973,812	187,500	1,161,312
2010	973,812	120,836	1,094,648
Thereafter	581,752	204,176	785,928

Total	$5,952,588	$1,121,887	$7,074,475

In accordance with FASB Interpretation 4, “Applicability of FASB Statement 2 to Business Contributions Accounted for by the Purchase Method”, the $200,000 of in-process research and development acquired was written-off at the date of acquisition.

NOTE 13 — Subsequent Event

On October 26, 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per common share, payable on November 28, 2005 to shareholders of record on November 7, 2005.

On October 17, 2005, the Company acquired the operating assets of IOtech, Inc., a provider of PC-based data acquisition and instrumentation products. The acquisition was accounted for as a purchase. The purchase price of the acquisition, subject to adjustment as provided for in the purchase agreement, was $17.6 million in cash. The Company funded the purchase price from existing cash balances.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding the future financial performance or operations of the Company (including, without limitation, statements to the effect that the Company “believes,” “expects,” “plans,” “may,” “will,” “projects,” “continues,” or “estimates” or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors including those set forth under the heading “Factors Affecting the Company’s Business and Prospects” beginning on page 20, and the discussions below. Readers are also encouraged to refer to the documents regularly filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for further discussion of the Company’s business and the risks attendant thereto.

Overview

        National Instruments designs, develops, manufactures and markets instrumentation and automation software and hardware for general commercial, industrial and scientific applications. The Company offers hundreds of products used to create virtual instrumentation systems for measurement and automation. The Company has identified a large and diverse market for test and measurement (“T&M”) and industrial automation (“IA”) applications. The Company’s products are used in a variety of applications from research and development to production testing, monitoring and industrial control. In T&M applications, the Company’s products can be used to monitor and control traditional instruments or to create computer-based instruments that can replace traditional instruments. In IA applications, the Company’s products can be used in the same ways as in T&M and can also be used to integrate measurement functionality with process automation capabilities. The Company sells to a large number of customers in a wide variety of industries. No single customer accounted for more than 3% of the Company’s sales in the quarter or nine months ended September 30, 2005 or in the years 2004, 2003 or 2002.

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

Leveraging external and internal technology:

        The Company’s product strategy is to provide superior products by leveraging generally available technology, supporting open architectures on multiple platforms and by leveraging its own core technologies such as custom ASICs (application-specific integrated circuits) across multiple products.

        The Company sells into the T&M and the IA industries and as such is subject to the economic and industry forces which drive those markets. It has been the Company’s experience that the performance of these industries and of the Company is impacted by general trends in industrial production for the global economy and by the specific performance of certain vertical markets that are intensive consumers of measurement technologies. Examples of these markets are semiconductor capital equipment, telecom, defense, aerospace, automotive and others. In assessing the Company’s business, management considers the trends in Global Purchasing Managers Index (published by JP Morgan), global industrial production as well as industry reports on the specific vertical industries mentioned earlier.

        We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the United States and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 49% and 50% of our revenues in the three month periods ended September 30, 2005 and 2004, respectively. The Company’s foreign sales are denominated in the customers’ local currency, which exposes the Company to the effects of changes in foreign-currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. See Note 9 of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income and identifiable assets.

        We manufacture a substantial majority of our products at our facilities in Debrecen, Hungary. Additional production primarily of low volume or newly introduced products is done in Austin, Texas. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; cable assembly; technical manuals and product support documentation; and software duplication. We manufacture most of the electronic circuit card assemblies and modules (chassis) in-house, although subcontractors are used from time to time. Beginning in 2005 some chassis are produced by subcontractors in Asia. We manufacture some of our electronic cable assemblies in-house, but many assemblies are produced by subcontractors. We subcontract our software duplication, our technical manuals and product support documentation.

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

Results of Operations

        The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Company’s consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales:
Americas	51.2%	50.0%	48.8%	48.5%
Europe	27.0	28.7	29.5	30.6
Asia Pacific	21.8	21.3	21.7	20.9

Consolidated net sales	100.0	100.0	100.0	100.0
Cost of sales	26.8	27.3	26.0	26.3

Gross profit	73.2	72.7	74.0	73.7

Operating expenses:
Sales and marketing	37.4	37.0	38.1	37.2
Research and development	14.7	17.3	15.4	16.7
General and administrative	8.1	10.4	8.0	8.8

Total operating expenses	60.2	64.7	61.5	62.7

Operating income	13.0	8.0	12.5	11.0
Other income (expense):
Interest income, net	0.6	0.5	0.7	0.5
Net foreign exchange gain (loss)	(0.3)	(0.1)	(0.3)	(0.2)
Other income, net	0.1	0.0	0.0	0.1

Income before income taxes	13.4	8.4	12.9	11.4
Provision for income taxes	3.2	2.1	3.1	2.9

Net income	10.2%	6.3%	9.8%	8.5%

        Net Sales.   Consolidated net sales increased by $16.3 million or 13% for the three months ended September 30, 2005 to $141.6 million from $125.3 million for the three months ended September 30, 2004, and increased $35.1 million or 9% to $412.2 million for the nine months ended September 30, 2005 from $377.1 million for the comparable period in the prior year. The Company believes that the increases in sales for the three and nine months ended September 30, 2005 were primarily attributable to the introduction of new and upgraded products, an increased market acceptance of the Company’s products in all regions and the weakness of the U.S. dollar. Sales in the Americas in the third quarter of 2005 increased by 16% from the third quarter of 2004 and sales in the Americas for the nine months ended September 30, 2005 increased by 10% from the nine months ended September 30, 2004.

        Sales outside of the Americas, as a percentage of consolidated sales for the quarter ended September 30, 2005, decreased to 48.8% from 50.0% for the quarter ended September 30, 2004 as a result of stronger sales in the Americas. Sales outside of the Americas as a percentage of consolidated sales for the nine months ended September 30, 2005 decreased to 51.2% from 51.5% in the comparable 2004 period as a result of stronger sales in the Americas. Compared to the corresponding periods in 2004, the Company’s European sales increased by 6% to $38.3 million for the quarter ended September 30, 2005 and increased by 5% to $121.6 million for the nine months ended September 30, 2005. Sales in Asia Pacific increased by 15% to $30.8 million for the quarter ended September 30, 2005 compared to the same period in 2004 and increased 13% to $89.3 million for the nine months ended September 30, 2005 compared to the same period in 2004. The Company expects sales outside of North America to continue to represent a significant portion of its revenue. The Company intends to continue to expand its international operations by increasing its presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell its products in some countries.

        Sales made by the Company’s direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Between the third quarter of 2004 and the third quarter of 2005, net of hedging results, the change in the exchange rates had the effect of increasing the Company’s consolidated sales by 3%; increasing European sales by 2% and increasing sales in Asia Pacific by 7%. For 2005 year-to-date sales, net of hedging results, the change in exchange rates had the effect of increasing the Company’s consolidated sales by 4%. The increase in sales in Europe and Asia as a result of the change in exchange rates was partially offset by the decrease in local currency product pricing in each region. Since most of the Company’s international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing operating expenses by $663,000, or .8%, for the quarter ended September 30, 2005 and by $4.3 million, or 1.7%, for the nine months ended September 30, 2005 compared to the comparable prior year periods.

        Gross Profit.   As a percentage of net sales, gross profit increased to 73.2% for the third quarter of 2005 from 72.7% for the third quarter of 2004 and increased to 74.0% for the first nine months of 2005 from 73.7% for the comparable prior year period. The increases in the gross margin for the third quarter and first nine months of 2005 compared to the comparable prior year periods are primarily attributable to the favorable impact of higher sales volume and the effects of favorable foreign currency exchange rates. There can be no assurance that the Company will maintain its historical margins. The Company believes its current manufacturing capacity is adequate to meet current needs.

        Sales and Marketing.   Sales and marketing expenses for the third quarter of 2005 increased to $53.1 million, a 14% increase, compared to the third quarter of 2004 and increased 12% to $157.0 million for the first nine months of 2005 from the comparable 2004 period. As a percentage of net sales, sales and marketing expenses were 37.4% and 37.0% for the quarters ended September 30, 2005 and 2004, respectively, and 38.1% and 37.2% for the nine months ended September 30, 2005 and 2004, respectively. Approximately 70% of the increase in sales and marketing expenses for the quarter and nine months ended September 30, 2005 from the comparable prior year periods is attributable to increases in sales and marketing personnel costs due to the increase in sales and marketing personnel, the increase in variable compensation from higher sales volume and from the effects of the change in currency exchange rates, with the remaining fraction of the increase attributable to increases in advertising, tradeshows and special events. The Company expects sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on recruiting, marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

        Research and Development.   Research and development expenses decreased to $20.8 million for the quarter ended September 30, 2005, a 4% decrease, compared to $21.7 million for the three months ended September 30, 2004, and increased 1% to $63.5 million for the nine months ended September 30, 2005 from $63.1 million in the comparable 2004 period. As a percentage of net sales, research and development expenses represented 14.7% and 17.3% for the third quarters ended September 30, 2005 and 2004, respectively, and 15.4% and 16.7% for the nine months ended September 30, 2005 and 2004, respectively. The decrease in research and development costs in absolute amounts for the quarter ended September 30, 2005 from the prior year period and as a percentage of sales in each period from the comparable prior year periods are from the increase in the capitalization of software development costs. The increase in research and development costs in absolute amounts for the nine months ended September 30, 2005 from the prior year period is primarily due to increases in personnel costs from the hiring of additional product development engineers. The Company plans to continue making a significant investment in research and development in order to remain competitive and support revenue growth.

        The Company capitalizes software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. The Company amortizes such costs over the related product’s estimated economic useful life, generally three years, beginning when a product becomes available for general release. Software amortization expense included in cost of goods sold totaled $2.3 million and $2.0 million for the quarters ended September 30, 2005 and 2004, respectively, and $6.2 million and $5.6 million during the nine months ended September 30, 2005 and 2004, respectively. Internally developed software costs capitalized were $4.4 million and $786,000 for the quarters ended September 30, 2005 and 2004, respectively, and $10.9 million and $4.2 million for the first nine months of 2005 and 2004, respectively.

        General and Administrative.   General and administrative expenses for the quarter ended September 30, 2005 decreased 11% to $11.5 million from $12.9 million for the comparable prior year period. For the first nine months of 2005, general and administrative expenses decreased 1% to $33.2 million from $33.4 million for the first nine months of 2004. As a percentage of net sales, general and administrative expenses decreased to 8.1% for the quarter ended September 30, 2005 from 10.4% for the third quarter of 2004. During the first nine months of 2005, general and administrative expenses decreased as a percentage of sales to 8.0% from 8.8% in the comparable prior year period. The decreases in general and administrative expenses in absolute amounts and as a percentage of sales for the quarter and nine months ended September 30, 2005 from the comparable prior year periods are attributable to decreased litigation costs and to higher sales volume. The Company expects that general and administrative expenses in future periods will fluctuate in absolute amounts and as a percentage of revenue.

        Interest Income.   Interest income in the third quarter of 2005 increased to $903,000 from $613,000 in the third quarter of 2004 and increased to $2.7 million for the first nine months of 2005 from $2.0 million for the comparable 2004 period. The increases in interest income for the quarter and nine months ended September 30, 2005 were due to higher yields on increased invested funds. The primary source of interest income is from the investment of the Company’s cash and short-term investments. Net cash provided by operating activities totaled $66.8 million and $35.3 million in the nine month periods ended September 30, 2005 and 2004, respectively.

        Net Foreign Exchange Gain (Loss).   The Company experienced net foreign exchange losses of $404,000 in the third quarter of 2005 compared to losses of $85,000 in the third quarter of 2004. Net foreign exchange losses of $1.2 million were recognized for the first nine months of 2005 compared to losses of $831,000 for the first nine months of 2004. These results are attributable to movements between the U.S. dollar and the local currencies in countries in which the Company’s sales subsidiaries are located. The Company recognizes the local currency as the functional currency of its international subsidiaries.

        The Company utilizes foreign currency forward contracts to hedge a majority of its foreign currency-denominated receivables in order to reduce its exposure to significant foreign currency fluctuations. The Company typically limits the duration of its “receivables” foreign currency forward contracts to approximately 90 days.

        The Company also utilizes foreign currency forward contracts and foreign currency purchased option contracts in order to reduce its exposure to fluctuations in future foreign currency cash flows. The Company purchases these contracts for up to 100% of its forecasted cash flows in selected currencies (primarily the euro, yen and British pound) and limits the duration of these contracts to 40 months. The foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” As a result, the Company’s hedging activities only partially address its risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. The Company does not invest in contracts for speculative purposes. The Company’s hedging strategy increased the foreign exchange losses by $120,000 during the quarter ended September 30, 2005, and reduced the foreign exchange losses by $2.0 million for the nine months ended September 30, 2005.

        Provision for Income Taxes.   The provision for income taxes reflects an effective tax rate of 24% for the three and nine months ended September 30, 2005 and 25% for the three and nine months ended September 30, 2004. The Company’s effective tax rate is lower than the U.S. federal statutory rate of 35% primarily as a result of the extraterritorial income exclusion, tax-exempt interest and reduced tax rates in certain foreign jurisdictions.

Liquidity and Capital Resources

        The Company is currently financing its operations and capital expenditures through cash flow from operations. At September 30, 2005, the Company had working capital of approximately $262.6 million compared to $309.6 million at December 31, 2004. Net cash provided by operating activities for the nine month periods ended September 30, 2005 and 2004 totaled $66.8 million and $35.3 million, respectively.

        Accounts receivable decreased to $84.7 million at September 30, 2005 from $87.3 million at December 31, 2004. Days sales outstanding decreased to 54 at September 30, 2005 compared to 59 at September 30, 2004. Consolidated inventory balances increased to $54.9 million at September 30, 2005 from $54.0 million at December 31, 2004. Inventory turns of 2.8 at September 30, 2005 represent an increase from turns of 2.3 at September 30, 2004. Cash used in the first nine months of 2005 for the payments for acquisitions, net of cash received, totaled $45.6 million. Cash used in the first nine months of 2005 for the purchase of property and equipment totaled $13.3 million, for the capitalization of internally developed software costs totaled $11.1 million, and for additions to other intangibles totaled $2.7 million. Cash used in the first nine months of 2004 for the purchase of property and equipment totaled $11.3 million, for the capitalization of internally developed software costs totaled $4.2 million, and for additions to other intangibles totaled $685,000.

        Cash provided by the issuance of common stock totaled $13.4 million and $11.2 million for the first nine months of 2005 and 2004, respectively. The issuance of common stock was to employees under the Company’s Employee Stock Purchase Plan and 2005 Incentive Plan. Cash used for the repurchase of common stock totaled $41.5 million and $14.1 million for the first nine months of 2005 and 2004, respectively. Cash used for the payment of dividends totaled $11.8 million and $10.5 million for the first nine months of 2005 and 2004, respectively.

        The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances and internally generated funds. As of September 30, 2005 and 2004, the Company had no debt outstanding. The Company believes that its cash flow from operations, if any, existing cash balances and short-term investments will be sufficient to meet its cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months will depend on the Company’s profitability, its ability to manage working capital requirements and its rate of growth.

Financial Risk Management

        The Company’s international sales are subject to inherent risks, including fluctuations in local economies; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. The Company’s sales outside of North America are denominated in local currencies, and accordingly, the Company is subject to the risks associated with fluctuations in currency rates. In particular, increases in the value of the dollar against foreign currencies decrease the U.S. dollar value of foreign sales requiring the Company either to increase its price in the local currency, which could render the Company’s product prices noncompetitive, or to suffer reduced revenues and gross margins as measured in U.S. dollars. These dynamics have adversely affected revenue growth in international markets in previous years. The Company’s foreign currency hedging program includes both foreign currency forward and purchased option contracts to reduce the effect of exchange rate fluctuations. However, the hedging program will not eliminate all of the Company’s foreign exchange risks. (See “Net Foreign Exchange Gain (Loss)”).

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

Off-Balance Sheet Arrangements

        The Company has no debt or off-balance sheet debt. As of September 30, 2005, the Company has contractual purchase commitments with various suppliers of general components and customized inventory components of approximately $4.6 million. As of September 30, 2005, the Company has outstanding guarantees for payment of foreign operating leases, custom and foreign grants totaling approximately $2.8 million. See Note 8 of Notes to Consolidated Financial Statements. At September 30, 2005, the Company did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company were engaged in such relationships.

        There have not been any material changes in the Company’s contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2004.

Market Risk

        The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

        Foreign Currency Hedging Activities.    The Company’s objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on the Company’s earnings and cash flow. Accordingly, the Company utilizes purchased foreign currency option contracts and forward contracts to hedge its exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. The Company monitors its foreign exchange exposures regularly to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company’s foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position. Based on the foreign exchange instruments outstanding at September 30, 2005, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate fair market value of all instruments outstanding of approximately $5.6 million. However, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, management believes that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure.

        Short-term Investments.    The fair value of the Company’s investments in marketable securities at September 30, 2005 was $133.1 million. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company’s investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies its marketable securities portfolio by investing in multiple types of investment-grade securities. The Company’s investment portfolio is primarily invested in securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on the Company’s investment portfolio and interest rates at September 30, 2005, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $665,000, respectively, in the fair value of the investment portfolio. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized until the investments are sold.

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

        In December 2004, the FASB released its final revised standard, SFAS 123R, Share-Based Payment. SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS 123R is required for the first interim or annual reporting period of the Company’s first fiscal year beginning on or after June 15, 2005. The Company is evaluating SFAS 123R and believes it will have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

        In December 2004, the FASB issued FASB Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (Repatriation Provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the Repatriation Provision. The Company has completed its analysis of the impact of the Repatriation Provision and does not plan to repatriate earnings under this provision.

Factors Affecting the Company’s Business and Prospects

        U.S./Global Economic Changes.   As has occurred in recent years, the markets in which the Company does business could again experience the negative effects of a slowdown in the U.S., and/or Global economies. The worsening of the U.S. or global economies could result in reduced purchasing and capital spending in any of the markets served by the Company which could have a material adverse effect on the Company’s operating results. The Company’s business could also be subject to or impacted by acts of terrorism and/or the effects that war or continued U.S. military action would have on the U.S. and/or Global economies. The Company’s business could also be impacted by public health concerns, natural disasters, disruptions to public or commercial transportation systems, political instability or similar event which result in increased difficulty or higher costs for the export of products into affected regions, the import of components used in the Company’s products from affected regions, and/or the effects the event has on the economy in regions in which the Company does business.

        Budgets.    The Company has established an operating budget for 2005. The Company’s budget was established based on the estimated revenue from forecasted sales of the Company’s products which is based in part on economic conditions in the markets in which the Company does business as well as the timing and volume of new products introduced by the Company and the expected penetration of both new and existing products in the marketplace. The Company’s spending for the remainder of the year could exceed the Company’s budget due to a number of factors, including: additional marketing costs for conferences and tradeshows; increased costs from hiring more product development engineers or other personnel; additional costs related to acquisitions, if any; increased manufacturing costs resulting from component supply shortages and/or component price fluctuations and/or additional expenses related to intellectual property litigation. Any future decrease in demand for the Company’s products could result in decreased revenue and could require the Company to revise its budget and reduce expenditures. Exceeding the established operating budget or failing to reduce expenditures in response to any decrease in revenue could have a material adverse effect on the Company’s operating results.

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

        During the quarter ending September 30, 2005, the Company relocated its European inventory from its former location in a third party logistics facility in Amsterdam to its Company owned manufacturing facility in Debrecen, Hungary. The Company implemented information systems to support the maintenance of inventory at this new site and the delivery of products to customers from this new location. During the first quarter of 2005, the Company upgraded its management information system for the Company’s current U.S. warehouse facilities. There can be no assurance that the Company will not experience difficulties with these new systems. Difficulties with these systems may interrupt normal Company operations, including the ability to: process orders, ship products, provide services and support to its customers, fulfill contractual obligations and otherwise run its business. Any disruptions of these systems may have a material adverse effect on the Company’s operating results. Also during the first quarter of 2005, the Company upgraded its European business applications suite to Oracle’s latest web-based release, 11i. There can be no assurance that the Company will not experience difficulties with the new system. Difficulties with the new system may interrupt normal Company operations, including the ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run its business. Any disruption occurring in the implementation of the system may have a material adverse effect on the Company’s operating results. In the remainder of 2005, the Company will also continue to devote significant resources to the development of the Company’s web offerings. Any failure to successfully implement these initiatives could have a material adverse effect on the Company’s operating results.

        Risks Associated with International Operations and Foreign Economies.   International sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, including those based in or from countries where practices which violate such United States laws may be customary, will not take actions in violations of our policies. Any violation of foreign or United States laws by our employees, contractors or agents, even if such violation is prohibited by our policies, could have a material adverse effect on our business. The Company must also comply with various import and export regulations. Failure to comply with these regulations could result in fines and/or termination of import and export privileges, which could have a material adverse effect on the Company’s operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by the Company’s international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Net of hedging results, the change in exchange rates had the effect of increasing the Company’s consolidated sales by 3% in the third quarter of 2005 compared to the third quarter of 2004. Since most of the Company’s international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing operating expenses by $663,000 for the quarter ended September 30, 2005 compared to the comparable prior year period. If the U.S. dollar weakens in the future, it could result in the Company having to reduce prices locally in order for its products to remain competitive in the local marketplace. If the U.S. dollar strengthens in the future, and the Company is unable to successfully raise its international selling prices, it could have a material adverse effect on the Company’s operating results.

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

        The Company receives a substantial income tax benefit from the extraterritorial income exemption (“ETI”) under U.S. law. The ETI rules provide that a percentage of the profits from products and intangibles exported from the U.S. are exempt from U.S. tax. This benefit will not be available in the future as the ETI has been repealed by the American Jobs Creation Act of 2004. ETI will be phased out over the next fifteen months and will cease to be available as of December 31, 2006. The repeal of the ETI will increase the Company’s future effective income tax rate, which could have a material adverse effect on the Company’s operating results. However, the Company believes that the effect of the repeal of the ETI will be offset by the effects of the expected increased benefit from the recently enacted deduction for income from qualified domestic production activities and increased profits in certain foreign jurisdictions with reduced income tax rates.

        On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The Company has completed its analysis of the impact of the Act on the Company’s plan for repatriation. Based on this analysis, the Company does not plan to repatriate foreign earnings under the repatriation provision of the Act.

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

        Dependence on Key Suppliers.   The Company’s manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these components are available through sole or limited sources. Sole-source components purchased by the Company include custom application-specific integrated circuits (“ASICs”), chassis and other components. The Company has in the past experienced delays and quality problems in connection with sole-source components, and there can be no assurance that these problems will not recur in the future. Accordingly, the failure to receive sole-source components from suppliers could result in a material adverse effect on the Company’s revenues and operating results.

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

        Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.   Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains management’s certification of adequate disclosure controls and procedures as of September 30, 2005. The Company’s most recent report on Form 10-K contained a report by our management on the Company’s internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. The Company’s most recent report on Form 10-K also contained an attestation and report by the Company’s auditors with respect to management’s assessment of the effectiveness of internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in the Company’s internal control over financial reporting, compliance with Sections 302 and 404 is an ongoing process with Section 302 certifications being required for each quarterly period and Section 404 compliance being required for each future fiscal year end. The Company expects that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

        Dependence on Key Management and Technical Personnel.   The Company’s success depends to a significant degree upon the continued contributions of its key management, sales, marketing, research and development and operational personnel, including Dr. Truchard, the Company’s Chairman and Chief Executive Officer, and other members of senior management and key technical personnel. The Company has no agreements providing for the employment of any of its key employees for any fixed term and the Company’s key employees may voluntarily terminate their employment with the Company at any time. The loss of the services of one or more of the Company’s key employees in the future could have a material adverse affect on the Company’s operating results. The Company also believes its future success will depend upon its ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, as well as training, motivating and supervising employees. As a result of the impact that the adoption of SFAS 123R in the Company’s first fiscal quarter of 2006 is expected to have on the Company’s results of operations, the Company has decided to amend its equity compensation program. The Company will grant fewer equity instruments and the type of equity instrument will be restricted stock units rather than stock options, which may make it more difficult to attract or retain qualified management and technical personnel, which could have an adverse effect on the Company’s operating results. In addition, the recruiting environment for software engineering, sales and other technical professionals is very competitive. Competition for qualified software engineers is particularly intense and is likely to result in increased personnel costs. Failure to attract or retain qualified software engineers could have an adverse effect on the Company’s operating results. The Company also recruits and employs foreign nationals to achieve its hiring goals primarily for engineering and software positions. There can be no guarantee that the Company will continue to be able to recruit foreign nationals at the current rate. There can be no assurance that the Company will be successful in retaining its existing key personnel or attracting and retaining additional key personnel. Failure to attract and retain a sufficient number of the Company’s key personnel could have a material adverse effect on the Company’s operating results.

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

        Risk of Product Liability Claims.   The Company’s products are designed to provide information upon which users may rely. The Company’s products are also used in “real time” applications requiring extremely rapid and continuous processing and constant feedback. Such applications give rise to the risk that failure or interruption of the system or application could result in economic damage or bodily harm. The Company attempts to assure the quality and accuracy of the processes contained in its products, and to limit its product liability exposure through contractual limitations on liability, limited warranties, express disclaimers and warnings as well as disclaimers contained in its “shrink wrap” license agreements with end-users. If future products contain errors that produce incorrect results on which users rely, or cause failure or interruption of systems or processes, customer acceptance of the Company’s products could be adversely affected. Further, the Company could be subject to liability claims that could have a material adverse effect on the Company’s operating results or financial position. Although the Company maintains liability insurance for product liability matters, there can be no assurance that such insurance or the contractual limitations used by the Company to limit its liability will be sufficient to cover any claims which may occur.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

        Response to this item is included in “Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Market Risk” above.

Item 4.     Controls and Procedures

        The Company’s Chief Executive Officer and Chief Financial Officer, based on the evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2005, have concluded that the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. We continue to enhance our internal control over financial reporting by adding resources in key functional areas with the goal of monitoring our operations at the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required under the new Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board. We discuss and disclose these matters to the audit committee of our board of directors and to our auditors. During the quarter ended September 30, 2005, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

        An action was filed by MathWorks against the Company on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court’s decision of June 23, 2003, (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on the Company. The Company filed an answer to MathWorks’ declaratory judgment complaint, denying MathWorks’ claims of non-infringement and alleging its own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by the Company to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, the Company amended its answer to include counterclaims that MathWorks’ modified products are infringing three of the Company’s patents, and requesting unspecified damages and an injunction. MathWorks filed its reply to the Company’s counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, the Company filed a notice of appeal regarding the Court’s denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. Therefore the case schedule has yet to be set in this action. During the fourth quarter of 2004, the Company accrued $4 million related to its probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. The Company charged approximately $3,000 against this accrual during the third quarter of 2005. The Company has charged a total of $325,000 against this accrual through September 30, 2005.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table provides information regarding purchases made by the Company of its own securities during the period covered by this report.

Issuer Purchases of Equity Securities

Period	Total number of shares	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program
July 1, 2005 to July 31, 2005	—	—	—	2,400,895
August 1, 2005 to August 31, 2005	—	—	—	2,400,895
September 1, 2005 to September 30, 2005	—	—	—	2,400,895

Total	—	—	—

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

ITEM 6.    EXHIBITS

3.1(2)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(1)	Specimen of Common Stock certificate of the Company.
4.2(3)	Rights Agreement dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A.
10.1(1)	Form of Indemnification Agreement.
10.2(5)	1994 Incentive Plan, as amended.*
10.3(1)	1994 Employee Stock Purchase Plan.*
10.4(6)	Long-Term Incentive Program.*
10.5(7)	2005 Incentive Plan.*
10.6(8)	National Instruments Corporation's Annual Incentive Program.*
10.7(8)	Description of 2005 Annual Incentive Program Goals and Awards for the Named Executive Officers.*
10.8(8)	Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.9(8)	Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.10(8)	Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.11(8)	Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company's Current Report on Form 8-K filed on January 28, 2004.
(4)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 8-A on April 27, 2004.
(5)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 10-Q on August 5, 2004.
(6)	Incorporated by reference to the same-numbered exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(7)	Incorporated by reference to exhibit A of the Company's Proxy Statement dated and filed on April 4, 2005.
(8)	Incorporated by reference to the exhibit filed with the Company's Form 8-K on August 5, 2005.
*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INSTRUMENTS CORPORATION
Registrant
BY: /s/ Alex Davern
Alex Davern
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Dated: November 8, 2005