Form 10-K
period 2005-12-31
NATIONAL INSTRUMENTS CORP /DE/
filed 2006-02-24
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————
FORM 10-K

(Mark One)

   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended: December 31, 2005

OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____________ to ______________

Commission File Number 0-25426
—————————
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
Common Stock, $0.01 par value
(Preferred Stock Purchase Rights)
——————————

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   X    No

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   X    No

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

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X	Accelerated filer	Non-accelerated filer

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes       No   X

        The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at the close of business on June 30, 2005, was $939,128,836 based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant as of June 30, 2005 have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

        At the close of business on February 22, 2006, registrant had outstanding 79,075,031 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates certain information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 9, 2006 (the "Proxy Statement").

PART I

        This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding the future financial performance or operations of the Company (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “may,” “will,” “project,” “continue,” or “estimate” or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors including those set forth under the heading “Risk Factors” beginning on page 8, and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

ITEM 1.     BUSINESS

        National Instruments Corporation (“we”, “our”) is a leading supplier of measurement and automation products that engineers and scientists use in a wide range of industries. These industries are spread across a large and diverse market for design, control and test applications. We provide flexible application software and modular, multifunction hardware that users combine with industry-standard computers, networks and the Internet to create measurement and automation systems, which we also refer to as “virtual instruments.”

        We are based in Austin, Texas and were incorporated under the laws of the State of Texas in May 1976 and were reincorporated in Delaware in June 1994. On March 13, 1995, we completed an initial public offering of shares of our Common Stock. Our Common Stock, $0.01 par value, is quoted on the Nasdaq National Market under the trading symbol NATI.

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

Industry Background

        Engineers and scientists have long used instruments to observe, better understand and manage the real-world phenomena, events and processes related to their industries or areas of expertise. Instruments measure and control electrical signals, such as voltage, current and power, as well as physical phenomena, such as temperature, pressure, speed, flow, volume, torque and vibration. Common general-purpose instruments include voltmeters, signal generators, oscilloscopes, dataloggers, spectrum analyzers, cameras, and temperature and pressure monitors and controllers. Some traditional instruments are also highly application specific, designed to measure specific signals for particular vertical industries or applications. Instruments used for industrial automation applications include data loggers, strip chart recorders, programmable logic controllers (PLCs), and proprietary turn-key devices and/or systems designed to automate specific vertical applications. Measurement and control functionality is also used in a variety of embedded and/or real-time applications, such as machine monitoring, machine control, and embedded design and prototyping.

        Instrument applications can be generally categorized as either test and measurement (“T&M”) or industrial automation (“IA”). T&M applications generally involve testing during the research, design, manufacture and service of a wide variety of products. IA applications generally involve automating the machinery and processes used in the production and distribution of a wide variety of products and materials.

        Instruments and systems for design, control, and test applications have historically shared common limitations, including: fixed, vendor-defined functionality; proprietary, closed architectures that were generally difficult to program and integrate with other systems; and inflexible operator interfaces that were usually cumbersome to operate and change. Proprietary instrumentation systems have traditionally been very expensive, with IA system prices ranging as high as several million dollars and T&M instrumentation system prices often ranging in the hundreds of thousands of dollars. In addition, the limitations on programmability of traditional systems means that adapting these systems to changing requirements is both expensive and time consuming, and users are often required to purchase multiple single-purpose instruments.

Our Approach to Measurement and Automation

        A virtual instrument is a user-defined measurement and automation system that consists of an industry standard computer (which may be a mainstream general-purpose computer, workstation, handheld PDA device, or a version of an industry standard computer, workstation, or handheld PDA that is specially designed and packaged for harsh industrial or embedded environments) equipped with our user-friendly application software, cost-effective hardware and driver software. Virtual instrumentation represents a fundamental shift from traditional hardware-centered instrumentation systems to software-centered systems that exploit the computational, display, productivity and connectivity capabilities of computers, networks and the Internet. Because virtual instruments exploit these computation, connectivity, and display capabilities, users can define and change the functionality of their instruments, rather than being restricted by fixed-functions imposed by traditional instrument and automation vendors. Our products empower users to monitor and control traditional instruments, create innovative computer-based systems that can replace traditional instruments at a lower cost, and develop systems that integrate measurement functionality together with industrial automation capabilities. We believe that giving users flexibility to create their own user-defined virtual instruments for an increasing number of applications in a wide variety of industries, and letting users leverage the latest technologies from computers, networking and communications shortens system development time and reduces both short- and long-term costs of developing, owning and operating measurement and automation systems, and improves the efficiency and precision of applications spanning research, design, production and service.

        Compared with traditional solutions, we believe our products and computer-based, virtual instrumentation approach provide the following significant customer benefits:

      Performance, Ease-of-Use and Efficiency

        Our virtual instrument application software brings the power and ease-of-use of computers, PDAs, networks and the Internet to instrumentation. With features such as graphical programming, automatic code generation capabilities, graphical tools libraries, ready-to-use example programs, libraries of specific instrumentation functions, and the ability to deploy their applications on a range of platforms, users can quickly build a virtual instrument system that meets their individual application needs. In addition, the continuous improvement in performance of PC and networking technologies, which are the core platform for our approach, results in direct performance benefits for virtual instrument users in the form of faster execution for software-based measurement and automation applications, resulting in shorter test times, faster automation, and higher manufacturing throughput.

      Modularity, Reusability and Reconfigurability

        Our products include reusable hardware and software modules that offer considerable flexibility in configuring systems. This ability to reuse and reconfigure instrument systems allows users to reduce development time and maximize efficiency by eliminating duplicated programming efforts and to quickly adapt their instruments to new and changing needs. In addition, these features help protect both hardware and software investments against obsolescence.

      Lower Total Solution Cost

        We believe that our products and solutions offer price/performance advantages over traditional instrumentation. Virtual instrumentation provides users the ability to utilize industry standard computers and workstations, portable PDAs and other handheld devices, as well as ruggedized industrial computers equipped with modular and reusable application software, cost-effective hardware and driver software that together perform the instrumentation functions that would otherwise be performed by costly, proprietary instrumentation systems. In addition, virtual instrumentation gives users the flexibility and portability to adapt to changing needs, whereas traditional closed systems are both expensive and time consuming to adapt, if adaptable at all.

Products and Technology

        We offer an extensive line of measurement and automation products. Our products consist of application software, and hardware components together with related driver software. Our products are designed to work either in an integrated solution or separately; however, customers generally purchase software and hardware together. We believe that the flexibility, functionality and ease of use of our application software promotes sales of our other software and hardware products.

      Application Software

        We believe that application software is playing an increasingly important role in the development of computer-based instruments and systems in measurement and automation applications. Our application software products leverage the increasing capability of computers, networks and the Internet for data analysis, connectivity and presentation power to bring increasing efficiency and precision to measurement and automation applications. Our application software products include LabVIEW, LabVIEW Real-Time, LabVIEW FPGA, Measurement Studio, LabWindows/CVI, DIAdem, TestStand, MATRIXx and SignalExpress. Our application software products are integrated with our hardware/driver software.

        We offer a variety of software products for developing measurement and automation applications to meet the different programming and computer preferences of our customers. LabVIEW, LabWindows/CVI, and Measurement Studio are programming environments with which users can develop graphical user interfaces (“GUIs”), control instruments, and acquire, analyze and present data. With these software products, users can design custom virtual instruments by creating a GUI on the computer screen through which they operate the actual program and control selected hardware. Users can customize front panels with knobs, buttons, dials and graphs to emulate control panels of instruments or add custom graphics to visually represent the control and operation of processes. LabVIEW, LabWindows/CVI and Measurement Studio also have ready-to-use libraries for controlling thousands of programmable instruments, including our hardware products, as well as traditional serial, General Purpose Interface Bus (GPIB), VME extensions for instrumentation (VXI), Ethernet and USB measurement and automation devices from other vendors.

        The principal difference between LabVIEW, LabWindows/CVI, and Measurement Studio is in the way users develop programs. With LabVIEW, users program graphically, developing application programs by connecting icons to create “block diagrams” which are natural design notations for scientists and engineers. With LabVIEW Real-Time, the user’s application program can be easily configured to execute using a real-time operating system kernel instead of the Windows operating system, which allows users to easily build virtual instrument solutions for mission-critical applications that require highly reliable operation. In addition, with LabVIEW Real-Time, users can easily configure their programs to execute remotely on embedded processors inside PXI systems, on embedded processors inside Fieldpoint distributed I/O systems, or on processors embedded on plug-in PC data acquisition boards. With LabVIEW FPGA, the user’s application can be configured to execute directly in silicon via a Field Programmable Gate Array (FPGA) residing on one of our reconfigurable I/O hardware products. LabVIEW FPGA allows users to easily build their own highly specialized, custom hardware devices for ultra high-performance requirements or for unique or proprietary measurement or control protocols. With LabWindows/CVI, users program using the conventional, text-based language of C. Measurement Studio consists of measurement and automation add-on libraries and additional tools for programmers that use Microsoft’s Visual Basic, Visual C++, Visual C#, and Visual Studio.NET development environments.

        We offer a software product called TestStand targeted for T&M applications in a manufacturing environment. TestStand is a test management environment for organizing, controlling, and running automated production test systems on the factory floor. It also generates customized test reports and integrates product and test data across the customers’ enterprise and across the Internet. TestStand manages tests that are written in LabVIEW, LabWindows/CVI, Measurement Studio, C and C++, and Visual Basic, so test engineers can easily share and re-use test code throughout their organization and from one product to the next. TestStand is a key element of our strategy to broaden the reach of our application software products across the corporate enterprise.

        In 2005, we acquired Electronics Workbench and its suite of software for electronic design automation. The Electronics Workbench flagship product, Multisim Circuit Simulation Software, is widely used for electronic circuit design, board layout, and electrical engineering training programs by companies and academic institutions including Sony, Boeing, MIT, and DeVry. The acquisition strengthens the integration between our functional test and design tools and will advance our graphical system design technology.

      Hardware Products and Related Driver Software

        Our hardware and related driver software products include data acquisition (“DAQ”), PCI extensions for instrumentation (PXI) chassis and controllers, image acquisition, motion control, Distributed I/O, Modular Instruments and Embedded Control Hardware/Software, industrial communications interfaces, GPIB interfaces, and VXI Controllers. The high level of integration between our products provides users with the flexibility to mix and match hardware components when developing custom virtual instrumentation systems.

        DAQ Hardware/Driver Software. Our DAQ hardware and driver software products are “instruments on a board” that users can combine with sensors, signal conditioning hardware and software to acquire analog data and convert it into a digital format that can be accepted by a computer. We believe that computer-based DAQ products are typically a lower-cost solution than traditional instrumentation. We believe that applications suitable for automation with computer-based DAQ products are widespread throughout many industries, and that many systems currently using traditional instrumentation (either manual or computer-controlled) could be displaced by computer-based DAQ systems. We offer a range of computer-based DAQ products, including models for digital, analog and timing input-output, and for transferring data directly to a computer’s random-access memory. In 2005, we acquired the operating assets of both Measurement Computing and IOtech, two smaller data acquisition companies, whose products complement and extend our data acquisition offerings, including portable and vibration measurement products.

        PXI Modular Instrumentation Platform. Our PXI modular instrument platform, which was introduced in 1997, is a standard PC packaged in a small, rugged form factor with expansion slots and instrumentation extensions. It combines mainstream PC software and PCI hardware with advanced instrumentation capabilities. In essence, PXI is an instrumentation PC with several expansion slots to enable us to pursue complete system-level opportunities and deliver a much higher percentage of the overall system content using our own products. We continue to expand our PXI product offerings with new modules, which address a wide variety of measurement and automation applications. PXI also continues to gain acceptance, with numerous endorsements from our customers, engineering trade publications and industry analysts.

        Machine Vision/Image Acquisition. In 1996, we introduced our first image acquisition hardware which provides users with a cost-effective solution to integrate vision into their measurement and automation applications. Our vision software is designed to work with many different software environments, including LabVIEW, LabWindows/CVI, Visual Basic, C, and Measurement Studio. In 2002, we expanded our software offering with new easy-to-use menu driven machine vision software that can run as a stand-alone vision system. The new software can also generate LabVIEW code. In 2003, we introduced our new Vision Builder software for automated inspection and our new Compact Vision System, which is a small, ruggedized, industrial vision system that can connect up to three IEEE-1394 cameras and that is easily programmed using Vision Builder.

        Motion Control. During 1997, we introduced our first line of motion control hardware, software and peripheral products. This intelligent PC-based motion control hardware is programmable from industry standard development environments including LabVIEW, LabWindows/CVI and Measurement Studio. Our software tools for motion are easily integrated with our other product lines, allowing motion to be combined with image acquisition, test, measurement, data acquisition and automation. Our computer-based motion products allows users to leverage standard hardware and software in measurement and automation applications to create robust, flexible solutions.

        Distributed I/O and Embedded Control Hardware/Software. FieldPoint is an intelligent, distributed, and modular I/O system, first introduced by us in 1997, that gives industrial system developers an economical solution for distributed data acquisition, monitoring and control applications. Suitable for direct connection to industrial signals, FieldPoint includes a wide array of rugged and isolated analog and digital I/O modules, terminal base options, and network modules. With LabVIEW Real-Time users can download their LabVIEW code and easily create networked systems of intelligent, real-time nodes for embedded measurement and control. In late 2002, we launched Compact FieldPoint, a smaller and even more rugged intelligent distributed I/O product that is also an execution target for LabVIEW Real-Time. In 2004 we introduced CompactRIO, an advanced embedded control and acquisition system powered by our reconfigurable I/O (RIO) technology. Compact RIO leverages LabVIEW Real-Time and LabVIEW FPGA for industrial control, process monitoring, and embedded machine applications that require intelligent I/O products with a small form factor, a wide operating temperature, and resistance to shock and vibration.

        Industrial Communications Interfaces. In mid-1995, we began shipping our first interface boards for communicating with serial devices, such as dataloggers and programmable logic controllers (PLCs) targeted for IA applications, and benchtop instruments, such as oscilloscopes, targeted for T&M applications. Industrial applications need the same high-quality, easy-to-use hardware and software tools for communicating with industrial devices such as process instrumentation, PLCs, single-loop controllers, and a variety of I/O and DAQ devices. We offer hardware and driver software product lines for communication with industrial devices—Controller Area Network (CAN), DeviceNet, Foundation Fieldbus, and RS-485 and RS-232.

        GPIB Interfaces/Driver Software. We began selling GPIB products in 1977 and are a leading supplier of GPIB interface boards and driver software to control traditional GPIB instruments. These traditional instruments are manufactured by a variety of third-party vendors and are used primarily in T&M applications. Our diverse portfolio of hardware and software products for GPIB instrument control is available for a wide range of computers. Our GPIB product line also includes products for portable computers such as a personal computer memory card (PCMCIA)-GPIB interface card, and products for controlling GPIB instruments using the computer’s standard parallel, USB, IEEE 1394 (Firewire), Ethernet, and serial ports.

        VXI Controllers//Driver Software. We are a leading supplier of VXI computer controller hardware and the accompanying NI-VXI and NI-VISA driver software. We also offer LabVIEW, LabWindows/CVI, Measurement Studio and TestStand software products for VXI systems.

      Customer Training Courses

        We offer fee-based training classes and self-paced course kits for many of our software and hardware products. On-site courses are quoted per customer requests. We also offer programs to certify programmers and instructors for our products.

Markets and Applications

        Our products are used across many industries in a variety of applications from research and development to simulation and modeling to product design and validation to production testing and industrial control to field and factory service and repair. The following industries and applications are served by us worldwide: advanced research, automotive, commercial aerospace, computers and electronics, continuous process manufacturing, education, government/defense, medical research/pharmaceutical, power/energy, semiconductors, automated test equipment, telecommunications and others.

Customers

        We have a broad customer base, with no customer accounting for more than 3% of our sales in 2005, 2004, or 2003.

Marketing

        Through our worldwide marketing efforts, we strive to educate engineers and scientists about the benefits of our virtual instrumentation philosophy, products and technology, and to highlight the performance, ease of use and cost advantages of our products. We also seek to present our position as a technological leader among producers of instrumentation software and hardware and to help promulgate industry standards that will benefit users of computer-based instrumentation.

        We reach our intended audience through our Web site at ni.com as well as the distribution of written and electronic materials including demonstration versions of our software products, participation in tradeshows and technical conferences and training and user seminars.

        We actively market our products in higher education environments, and identify many colleges, universities and trade and technical schools as key accounts. We offer special academic pricing and products to enable universities to utilize our products in their classes and laboratories. We believe our prominence in the higher education area can contribute to our future success because students gain experience using our products before they enter the work force.

Sales and Distribution

        We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the United States and sales offices and distributors in key international markets. Sales outside of North America accounted for approximately 52%, 53%, and 53% of our revenues in 2005, 2004, and 2003, respectively. We expect that a significant portion of our total revenues will continue to be derived from international sales. See Note 12 of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income and identifiable assets.

        We believe the ability to provide comprehensive service and support to our customers is an important factor in our business. We permit customers to return products within 30 days from receipt for a refund of the purchase price less a restocking charge, and generally provide a two-year warranty on GPIB hardware products, a three-year warranty on our new M-Series DAQ products, a one-year warranty on other hardware products, and a 90-day warranty on cables and software (medium only). Customers may also purchase a one-year extended warranty on hardware products. Historically, warranty costs have not been material.

        Our foreign operations are subject to certain risks set forth on page 10 under “We are Subject to Various Risks Associated with International Operations and Foreign Economies.”

        See Fluctuations in our quarterly results on page 8 for discussion of seasonality in our business.

Competition

        The markets in which we operate are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than us, and we expect to face further competition from new market entrants in the future. We believe Agilent Technologies Inc. (“Agilent”) is the dominant supplier of T&M instruments and systems. Agilent is also a leading supplier of equipment used in data acquisition and control applications. Because of Agilent’s dominance in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse affect on us. We also face competition from a variety of other competitors.

        Certain of our competitors have substantial competitive advantages in terms of breadth of technology, sales, marketing and support capability and resources, including the number of sales and technical personnel and their ability to cover a geographic area and/or particular account more extensively and with more complete solutions than we can offer, and more extensive warranty support, system integration and service capabilities than those of us. In addition, large competitors can often enter into strategic alliances with our key customers or target accounts, which can potentially have a negative impact on our success with those accounts.

        We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

o	product pricing, quality and performance;
o	success in developing new products;
o	adequate manufacturing capacity and supply of components and materials;
o	efficiency of manufacturing operations;
o	effectiveness of sales and marketing resources and strategies;
o	success in leveraging the Web;
o	strategic relationships with other suppliers;
o	timing of new product introductions by us or our competitors;
o	protection of our products by effective use of intellectual property laws;
o	general market and economic conditions;
o	events related to severe weather, natural disasters and government actions throughout the world.

        Although we operate in a highly competitive market, we believe we compete favorably with respect to these factors of competition. There can be no assurance that we will be able to compete successfully in the future.

Research and Development

        We believe that our long-term growth and success depends on delivering high quality software and hardware products on a timely basis. We intend to focus our research and development efforts on enhancing existing products and developing new products that incorporate appropriate features and functionality to be competitive with respect to technology and price/performance.

        Our research and development staff strives to build quality into products at the design stage in an effort to reduce overall development and manufacturing costs. Our research and development staff also designs proprietary ASICs, many of which are designed for use in several products. The goal of our ASIC design program is to further differentiate our products from competing products, to improve manufacturability and to reduce costs. We seek to reduce the time to market for new and enhanced products by sharing our internally developed hardware and software components across multiple products.

        As of December 31, 2005, we employed 1,036 people in product research and development. Our research and development expenses were $87.8 million, $84.7 million, and $70.9 million for 2005, 2004, and 2003, respectively.

Intellectual Property

        We rely on a combination of patent, trade secret, copyright and trademark law, contracts and technical measures to establish and protect our proprietary rights in our products. As of December 31, 2005, we held 284 United States patents (278 utility patents and 5 design patents) and 27 patents in foreign countries (23 patents registered in Europe in various countries; 1 patent in Canada; and 3 patents in Japan), and had 314 patent applications pending in the United States and foreign countries. 65 of our issued United States patents are software patents related to LabVIEW, and cover fundamental aspects of the graphical programming approach used in LabVIEW. Our patents expire from 2007 to 2023. No assurance can be given that our pending patent applications will result in the issuance of patents. We also own certain registered trademarks in the United States and abroad.

Manufacturing and Suppliers

        We manufacture a substantial majority of our products at our facilities in Debrecen, Hungary. Additional production primarily of low volume or newly introduced products is done in Austin, Texas. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. We manufacture most of the electronic circuit card assemblies, modules and chassis in-house, although subcontractors are used from time to time. Beginning in 2005, some chassis are produced by subcontractors in Asia. We manufacture some of our electronic cable assemblies in-house, but many assemblies are produced by subcontractors. We primarily subcontract our software duplication, our technical manuals and product support documentation.

        We obtain most of our electronic components from suppliers located principally in the United States, Europe and Asia. Some of the components purchased by us, including ASICs, are sole-sourced. Any disruption of our supply of sole or limited source components, whether resulting from business demand, quality, production or delivery problems, could adversely affect our ability to manufacture our products, which could in turn adversely affect our business and results of operations.

        See Environmental Regulations and Costs at page 12 for discussion of environmental matters as they may affect our business.

Backlog

        We typically ship products shortly following the receipt of an order. Accordingly, our backlog typically represents less than 5 days sales. Backlog should not be viewed as an indicator of future sales.

Employees

        As of December 31, 2005, we had 3,812 employees, including 1,036 in research and development, 1,749 in sales and marketing and customer support, 587 in manufacturing and 440 in administration and finance. None of our employees are represented by a labor union and we have never experienced a work stoppage. We consider our employee relations to be good. For seven consecutive years, from 1999 to 2005, the Company has been named among the 100 Best Companies to Work for in America according to FORTUNE magazine.

ITEM 1A.     RISK FACTORS

        U.S./Global Economic Change Will Impact our Future Business. As has occurred in recent years, the markets in which we do business could again experience the negative effects of a slowdown in the U.S. and/or Global economies. The worsening of the U.S. or Global economies could result in reduced purchasing and capital spending in any of our markets which could have a material adverse effect on our operating results. Our business could also be subject to or impacted by acts of terrorism and/or the effects that war or continued U.S. military action would have on the U.S. and/or Global economies. Our business could also be impacted by public health concerns, natural disasters, disruptions to public or commercial transportation systems, political instability or similar events which result in increased difficulty or higher costs for the export of products into affected regions, the import of components used in our products from affected regions, and/or the effects the event has on the economy in regions in which we do business.

        We Have Established a Budget and Variations From Such Budget Will Affect our Financial Results. We have established an operating budget for 2006. Our budget was established based on the estimated revenue from forecasted sales of our products which is based in part on economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. Our spending for 2006 could exceed our budget due to a number of factors, including: additional marketing costs for new product introductions and/or for conferences and tradeshows; increased costs from hiring more product development engineers or other personnel; additional costs related to acquisitions, if any; increased manufacturing costs resulting from component supply shortages and/or component price fluctuations and/or additional expenses related to intellectual property litigation. Any future decrease in demand for our products could result in decreased revenue and could require us to revise our budget and reduce expenditures. Exceeding our established operating budget or failing to reduce expenditures in response to any decrease in revenue could have a material adverse effect on our operating results.

        We May Experience Component Shortages. As has occurred in the past and as may be expected to occur in the future, supply shortages of components used in our products, including sole source components, can result in significant additional costs and inefficiencies in manufacturing. If we are unsuccessful in resolving any such component shortages in a timely manner, we will experience a significant impact on the timing of revenue, a possible loss of revenue and/or an increase in manufacturing costs, any of which would have a material adverse impact on our operating results.

        Our Quarterly Results are Subject to Fluctuation Due to Various Factors. Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including:

o	changes in the mix of products sold;
o	the availability and pricing of components from third parties (especially sole sources);
o	the timing of orders;
o	pricing of our products;
o	fluctuations in foreign currency exchange rates;
o	in the timing, cost or outcome of intellectual property litigation;
o	the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales;
o	changes in pricing policies by us, our competitors or suppliers.

        Specifically, if the local currencies in which we sell weaken against the U.S. dollar, and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins. If the U.S. dollar strengthens in the future, it could have a material adverse effect on our gross and net profit margins.

        As has occurred in the past and as may be expected to occur in the future, our new software products or new operating systems of third parties on which our products are based often contain bugs or errors that can result in reduced sales and/or cause our support costs to increase, either of which could have a material adverse impact on our operating results. Furthermore, we have significant revenues from customers in industries such as semiconductors, automated test equipment, telecommunications, aerospace, defense and automotive which are cyclical in nature. Downturns in these industries could have a material adverse effect on our operating results.

        In recent years, our revenues have been characterized by seasonality, with revenues typically being relatively constant in the second and third quarters, growing in the fourth quarter and being relatively flat or declining from the fourth quarter of the year to the first quarter of the following year. This historical trend may be affected in the future by the economic impact of larger orders as well as the timing of new product introductions and/or acquisitions, if any. We believe the seasonality of our revenue results from the international mix of our revenue and the variability of the budgeting and purchasing cycles of our customers throughout each international region. In addition, total operating expenses have in the past tended to be higher in the second and third quarters of each year, due to recruiting and increased intern personnel expenses.

        Our Success Depends on New Product Introductions and Market Acceptance of our Products. The market for our products is characterized by rapid technological change, evolving industry standards, changes in customer needs and frequent new product introductions, and is therefore highly dependent upon timely product innovation. Our success is dependent on our ability to successfully develop and introduce new and enhanced products on a timely basis to replace declining revenues from older products, and on increasing penetration in domestic and international markets. In the past, we have experienced significant delays between the announcement and the commercial availability of new products. Any significant delay in releasing new products could have a material adverse effect on the ultimate success of a product and other related products and could impede continued sales of predecessor products, any of which could have a material adverse effect on our operating results. There can be no assurance that we will be able to introduce new products in accordance with announced release dates, that new products will achieve market acceptance or that any such acceptance will be sustained for any significant period. Failure of new products to achieve or sustain market acceptance could have a material adverse effect on our operating results. Moreover, there can be no assurance that our international sales will continue at existing levels or grow in accordance with our efforts to increase foreign market penetration.

        We are Subject to Risks Associated with our Web Site. We devote resources to maintain our Web site as a key marketing, sales and support tool and expect to continue to do so in the future. However, there can be no assurance that we will be successful in our attempt to leverage the Web to increase sales. We host our Web site internally. Any failure to successfully maintain our Web site or any significant downtime or outages affecting our Web site could have a significant adverse impact on our operating results.

        We Operate in Intensely Competitive Markets. The markets in which we operate are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than we have, and we expect to face further competition from new market entrants in the future. A key competitor is Agilent Technologies Inc. (“Agilent”). Agilent offers its own line of instrument controllers, and also offers hardware and software add-on products for third-party desktop computers and workstations that provide solutions that directly compete with our virtual instrumentation products. Agilent is aggressively advertising and marketing products that are competitive with our products. Because of Agilent’s strong position in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse effect on our operating results.

        We believe our ability to compete successfully depends on a number of factors both within and outside our control, including: new product introductions by competitors; product pricing; quality and performance; success in developing new products; adequate manufacturing capacity and supply of components and materials; efficiency of manufacturing operations; effectiveness of sales and marketing resources and strategies; strategic relationships with other suppliers; timing of our new product introductions; protection of our products by effective use of intellectual property laws; the outcome of any material intellectual property litigation; general market and economic conditions; and government actions throughout the world. There can be no assurance that we will be able to compete successfully in the future.

        We Rely on Management Information Systems and any Disruption in Such Systems Would Adversely Affect Us. We rely on three primary regional centers for our management information systems. As with any information system, unforeseen issues may arise that could affect management’s ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that one or more of our three regional information systems could experience a complete or partial shutdown. If such a shutdown occurred it could impact our product shipments and revenues, as order processing and product distribution are heavily dependent on the integrated management information systems in each region. Accordingly, operating results in that quarter would be adversely impacted. We are working to maintain reliable regional management information systems to control costs and improve our ability to deliver our products in our markets worldwide. No assurance can be given that our efforts will be successful. The failure to receive adequate, accurate and timely financial information could inhibit management’s ability to make effective and timely decisions.

        During the third quarter of 2005, we relocated our European inventory and distribution operations from our former location in a third party logistics facility in Amsterdam to our Company-owned manufacturing facility in Debrecen, Hungary. We implemented information systems to support the maintenance of inventory at this new site and the delivery of products to customers from this new location. During the first quarter of 2005, we upgraded our management information system for our current U.S. warehouse facilities. Also during the first quarter of 2005, we upgraded our European business applications suite to Oracle’s latest web-based release, 11i. There can be no assurance that we will not experience difficulties with these new systems. Difficulties with these new systems may interrupt normal Company operations, including our ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. Any disruption occurring with these systems may have a material adverse effect on our operating results. In 2005, we also continued to devote significant resources to the development of our web offerings. Any failure to successfully implement these initiatives could have a material adverse effect on our operating results.

        We are Subject to Various Risks Associated with International Operations and Foreign Economies. International sales are subject to inherent risks, including fluctuations in local economies, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, including those based in or from countries where practices which violate such United States laws may be customary, will not take actions in violations of our policies. Any violation of foreign or United States laws by our employees, contractors or agents, even if such violation is prohibited by our policies, could have a material adverse effect on our business. We must also comply with various import and export regulations. Failure to comply with these regulations could result in fines and/or termination of import and export privileges, which could have a material adverse effect on our operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by our international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Net of hedging results, the change in exchange rates had the effect of increasing our consolidated sales by 3% in 2005 compared to 2004. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing our operating expenses by $4.2 million for 2005 compared to 2004. If the U.S. dollar weakens in the future, it could result in our having to reduce prices locally in order for our products to remain competitive in the local marketplace. If the U.S. dollar strengthens in the future, and we are unable to successfully raise our international selling prices, it could have a materially adverse effect on our operating results.

        A Substantial Majority of our Manufacturing Capacity is Located in Hungary. Our Hungarian manufacturing facility sources a substantial majority of our sales. Currently we are continuing to develop and implement information systems to support the operation of this facility. This facility and its operation are also subject to risks associated with doing business internationally, including difficulty in managing manufacturing operations in a foreign country, difficulty in achieving or maintaining product quality, interruption to transportation flows for delivery of components to us and finished goods to our customers, and changes in the country’s political or economic conditions. No assurance can be given that our efforts will be successful. Accordingly, a failure to deal with these factors could result in interruption in the facility’s operation or delays in expanding its capacity, either of which could have a material adverse effect on our operating results.

        Our Income Tax Rate is Affected by Tax Benefits in Hungary. As a result of certain foreign investment incentives available under Hungarian law, the profit from our Hungarian operation is currently exempt from income tax. These benefits may not be available in the future due to changes in Hungary’s political condition and/or tax laws. The reduction or elimination of these foreign investment incentives would result in the reduction or elimination of certain tax benefits thereby increasing our future effective income tax rate, which could have a material adverse effect on our operating results.

        We receive a substantial income tax benefit from the extraterritorial income exemption (“ETI”) under U.S. law. The ETI rules provide that a percentage of the profits from products and intangibles exported from the U.S. are exempt from U.S. tax. This benefit will not be available in the future as the ETI has been repealed by the American Jobs Creation Act of 2004. ETI will be phased out over the next year and will cease to be available as of December 31, 2006. The repeal of the ETI will increase our future effective income tax rate, which could have a material adverse effect on our operating results. However, we believe that the effect of the repeal of the ETI will be offset by the effects of the expected increased benefit from the recently enacted deduction for income from qualified domestic production activities and increased profits in certain foreign jurisdictions with reduced income tax rates.

        Our Product Revenues are Dependent on Certain Industries. Sales of our products are dependent on customers in certain industries, particularly the telecommunications, semiconductor, automotive, automated test equipment, defense and aerospace industries. As experienced in the past, and as may be expected to occur in the future, downturns characterized by diminished product demand in any one or more of these industries could result in decreased sales, which could have a material adverse effect on our operating results.

        Our Business is Dependent on Key Suppliers. Our manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these components are available through sole or limited sources. Sole-source components purchased include custom application-specific integrated circuits (“ASICS”), chassis and other components. We have in the past experienced delays and quality problems in connection with sole-source components, and there can be no assurance that these problems will not recur in the future. Accordingly, the failure to receive sole-source components from suppliers could result in a material adverse effect on our revenues and operating results.

        Our Reported Financial Results may be Adversely Affected by Changes in Accounting Principles Generally Accepted in the United States. We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, beginning in the first quarter of fiscal 2006, with the adoption of SFAS 123(R), we now record a charge to earnings for employee stock option grants for all stock options unvested at December 31, 2005. This accounting pronouncement is expected to have a material negative impact on our financial results. Technology companies generally, and our company specifically, have in the past relied on stock options as a major component of our employee compensation packages. Because we are required to expense options, we have amended our equity compensation program to no longer grant options but instead grant restricted stock units. Furthermore, because we are required to expense options, we may be less likely to sustain profitability.

        Our Business Depends on our Proprietary Rights and we are Subject to Intellectual Property Litigation. Our success depends on our ability to obtain and maintain patents and other proprietary rights relative to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may have in the past infringed or violated certain of our intellectual property rights. We from time to time engage in litigation to protect our intellectual property rights. In monitoring and policing our intellectual property rights, we have been and may be required to spend significant resources. We from time to time may be notified that we are infringing certain patent or intellectual property rights of others. There can be no assurance that any existing intellectual property litigation or any intellectual property litigation initiated in the future will not cause significant litigation expense, liability, injunction against some of our products, and a diversion of management’s attention, any of which may have a material adverse effect on our operating results.

        Compliance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 this Form 10-K contains managements’ certification of adequate disclosure controls and procedures as of December 31, 2005. This report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. This Form 10-K also contains an attestation and report by our auditors with respect to management’s assessment of the effectiveness of internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is being required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

        Our Business Depends on the Continued Service of Key Management and Technical Personnel. Our success depends to a significant degree upon the continued contributions of our key management, sales, marketing, research and development and operational personnel, including Dr. Truchard, our Chairman and Chief Executive Officer, and other members of senior management and key technical personnel. We have no agreements providing for the employment of any of our key employees for any fixed term and our key employees may voluntarily terminate their employment with us at any time. The loss of the services of one or more of our key employees in the future could have a material adverse affect on our operating results. We also believe our future success will depend upon our ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, as well as training, motivating and supervising employees. As a result of the impact that the adoption of SFAS 123R in our first fiscal quarter of 2006 is expected to have on our results of operations, we have amended our equity compensation program. We will grant fewer equity instruments and the type of equity instrument will be restricted stock units rather than stock options, which may make it more difficult to attract or retain qualified management and technical personnel, which could have an adverse effect on our operating results. In addition, the recruiting environment for software engineering, sales and other technical professionals is very competitive. Competition for qualified software engineers is particularly intense and is likely to result in increased personnel costs. Failure to attract or retain qualified software engineers could have an adverse effect on our operating results. We also recruit and employ foreign nationals to achieve our hiring goals primarily for engineering and software positions. There can be no guarantee that we will continue to be able to recruit foreign nationals at the current rate. There can be no assurance that we will be successful in retaining our existing key personnel or attracting and retaining additional key personnel. Failure to attract and retain a sufficient number of our key personnel could have a material adverse effect on our operating results.

        Our Manufacturing Operations are Subject to a Variety of Environmental Regulations and Costs. We must comply with many different governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing operations in the U.S. and in Hungary. Although we believe that our activities conform to presently applicable environmental regulations, our failure to comply with present or future regulations could result in the imposition of fines, suspension of production or a cessation of operations. Any such environmental regulations could require us to acquire costly equipment or to incur other significant expenses to comply with such regulations. Any failure by us to control the use of or adequately restrict the discharge of hazardous substances could subject us to future liabilities.

        Our Acquisitions are Subject to a Number of Related Costs and Challenges. We have from time to time acquired, and may in the future acquire, complementary businesses, products or technologies. Achieving the anticipated benefits of an acquisition depends upon whether the integration of the acquired business, products or technology is accomplished efficiently and effectively. In addition, successful acquisitions may require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and R&D efforts. These difficulties can become more challenging due to the need to coordinate geographically separated organizations, the complexities of the technologies being integrated, and the necessities of integrating personnel with disparate business backgrounds and combining two different corporate cultures. The integration of operations following an acquisition also requires the dedication of management resources, which may distract attention from our day-to-day business and may disrupt key R&D, marketing or sales efforts. The inability of our management to successfully integrate any future acquisition could harm our business. Some of the existing products previously sold by the acquired entities are of lesser quality than our products and/or could contain errors that produce incorrect results on which users rely or cause failure or interruption of systems or processes that could subject us to liability claims that could have a material adverse effect on our operating results or financial position. Furthermore, products acquired in connection with acquisitions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transaction.

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

        Risk of Product Liability Claims. Our products are designed to provide information upon which users may rely. Our products are also used in “real time” applications requiring extremely rapid and continuous processing and constant feedback. Such applications give rise to the risk that failure or interruption of the system or application could result in economic damage or bodily harm. We attempt to assure the quality and accuracy of the processes contained in our products, and to limit our product liability exposure through contractual limitations on liability, limited warranties, express disclaimers and warnings as well as disclaimers contained in our “shrink wrap” license agreements with end-users. If future products contain errors that produce incorrect results on which users rely or cause failure or interruption of systems or processes, customer acceptance of our products could be adversely affected. Further, we could be subject to liability claims that could have a material adverse effect on our operating results or financial position. Although we maintain liability insurance for product liability matters, there can be no assurance that such insurance or the contractual limitations used by us to limit our liability will be sufficient to cover any claims which may occur.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

      None.

ITEM 2.     PROPERTIES

        Our principal activities are conducted at three buildings we own in Austin, Texas. We own approximately 69 acres of land in north Austin, Texas, on which are a 232,000 square foot office facility, a 140,000 square foot manufacturing and office facility, and a 380,000 square foot research and development facility. We also own a 136,000 square foot office building in Austin, Texas which is being leased to third-parties. We also own a 148,000 square foot manufacturing facility in Debrecen, Hungary. Our German subsidiary, National Instruments Engineering GmbH & Co. KG, owns a 25,500 square foot office building in Aachen, Germany in which a majority of its activities are conducted. National Instruments Engineering owns another 19,375 square foot office building in Aachen, Germany, which is partially leased to third-parties.

        As of December 31, 2005, we also leased a number of sales and support offices in the United States and overseas. Our facilities are currently utilized below design maximum capacity to allow for headcount growth and design/construction cycles. We believe our existing facilities are adequate to meet our current requirements.

ITEM 3.     LEGAL PROCEEDINGS

        We filed a patent infringement action on January 25, 2001 in the U.S. District Court, Eastern District of Texas (Marshall Division) claiming that The MathWorks, Inc. (“MathWorks”) infringed certain of our U.S. patents. On January 30, 2003, a jury found infringement by MathWorks of three of the patents involved and awarded us specified damages. On June 23, 2003, the District Court entered final judgment in favor of us and entered an injunction against MathWorks’ sale of its Simulink and related products and stayed the injunction pending appeal. Upon appeal, the judgment and the injunction were affirmed by the U.S. Court of Appeals for the Federal Circuit (September 3, 2004). Subsequently the stay of injunction was lifted by the District Court. In November 2004, the final judgment amount of $7.4 million which had been held in escrow pending appeal was released to us.

        An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court’s decision of June 23, 2003, (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks’ declaratory judgment complaint, denying MathWorks’ claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks’ modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court’s denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. The case schedule has yet to be set in this action. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. We charged approximately $19,000 against this accrual during the fourth quarter of 2005. We have charged a total of $344,000 against this accrual through December 31, 2005.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Common Stock, $0.01 par value, began trading on the Nasdaq National Market under the symbol NATI effective March 13, 1995. Prior to that date, there was no public market for our Common Stock. The high and low closing prices for our Common Stock, as reported by Nasdaq for the two most recent fiscal years, are as indicated in the following table.

	High	Low
2005
First Quarter 2005	$29.37	$24.87
Second Quarter 2005	24.56	21.09
Third Quarter 2005	29.48	21.52
Fourth Quarter 2005	33.00	23.33

2004
First Quarter 2004	$34.11	$29.15
Second Quarter 2004	33.87	28.72
Third Quarter 2004	29.98	24.30
Fourth Quarter 2004	30.89	25.19

        At the close of business on February 21, 2006, there were approximately 600 holders of record of our Common Stock and approximately 16,000 shareholders of beneficial interest.

        We believe factors such as quarterly fluctuations in our results of operations, announcements by us or our competitors, technological innovations, new product introductions, governmental regulations, litigation, changes in earnings estimates by analysts or changes in our financial guidance may cause the market price of our Common Stock to fluctuate, perhaps substantially. In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to their operating results. These broad market and industry fluctuations may adversely affect the market price of our Common Stock.

        We paid cash dividends of $0.05 per share each on February 25, 2005, May 31, 2005, August 25, 2005, November 28, 2005, June 1, 2004, August 30, 2004 and November 29, 2004, and paid cash dividends of $0.03? per share on August 29, 2003, November 24, 2003 and February 20, 2004. Prior to this, we had not paid any cash dividends on our Common Stock. Our policy as to future dividends will be based on, among other considerations, our views on potential future capital requirements related to research and development, expansion into new market areas, investments and acquisitions, share dilution management, legal risks, and challenges to our business model.

        See Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program
October 1, 2005 to October 31, 2005	—	—	—	2,400,895
November 1, 2005 to November 30, 2005	315,091	$25.11	315,091	2,085,804
December 1, 2005 to December 31, 2005	—	—	—	2,085,804

Total	315,091	$25.11	315,091

        Our share repurchase plan for up to 3,000,000 shares was announced on October 17, 2002. On April 25, 2005, our Board added 1,700,000 shares to the repurchase plan. Under the plan, we have authorization to repurchase up to 4,700,000 shares of National Instruments stock. Our repurchase plan has no expiration date.

ITEM 6.     ELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with the consolidated financial statements, including the Notes to Consolidated Financial Statements contained in the Form 10-K. The information set forth below is not necessarily indicative of the results of our future operations. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statements of Income Data:
Net sales:
Americas	$275,524	$243,651	$200,210	$195,770	$195,842
Europe	171,499	164,895	137,761	122,800	128,523
Asia Pacific	124,818	105,542	87,921	72,220	60,910

Consolidated net sales	571,841	514,088	425,892	390,790	385,275
Cost of sales	149,309	135,473	111,672	105,086	101,297

Gross profit	422,532	378,615	314,220	285,704	283,978

Operating expenses:
Sales and marketing	211,280	188,727	160,478	145,671	145,555
Research and development	87,841	84,692	70,896	63,964	60,745
General and administrative	45,199	42,500	42,497	35,714	29,234

Total operating expenses	344,320	315,919	273,871	245,349	235,534

Operating income	78,212	62,696	40,349	40,355	48,444
Other income (expense):
Interest income	3,758	2,905	2,511	3,295	5,837
Net foreign exchange gain (loss)	(1,566)	1,287	1,125	(724)	(1,424)
Other income (expense), net;	276	(2,075)	506	692	676

Income before income taxes	80,680	64,813	44,491	43,618	53,533
Provision for income taxes	19,163	16,203	11,123	12,213	17,131

Net income	$61,517	$48,610	$33,368	$31,405	$36,402

Basic earnings per share	$0.78	$0.62	$0.43	$0.41	$0.48

Weighted average shares outstanding - basic	78,552	78,680	77,438	76,829	76,365

Diluted earnings per share	$0.76	$0.59	$0.41	$0.39	$0.45

Weighted average shares outstanding - diluted	80,910	82,096	80,946	80,117	80,477

Cash dividends paid per common share	$0.20	$0.18	$0.07	$—	$—

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$55,864	$76,216	$53,446	$12,840	$38,165
Short-term investments	119,846	150,392	141,227	141,038	112,346
Working capital	274,686	309,635	255,330	211,453	209,836
Total assets	608,336	582,093	525,151	458,714	424,619
Long-term debt, net of current portion	—	—	—	—	—
Total stockholders' equity	503,850	486,449	439,452	386,463	366,164

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding our future financial performance or operations (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “may,” “will,” “project,” “continue,” or “estimate” or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors including those set forth under the heading “Risk Factors” beginning on page 8, and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

   Overview

        National Instruments designs, develops, manufactures and markets instrumentation and automation software and hardware for general commercial, industrial and scientific applications. We offer hundreds of products used to create virtual instrumentation systems for measurement and automation. We have identified a large and diverse market for design, control and test applications. Our products are used in a variety of applications from research and development to production testing, monitoring and industrial control. We sell to a large number of customers in a wide variety of industries. No single customer accounted for more than 3% of our sales in 2005, 2004 or 2003.

The key strategies that management focuses on in running our business are the following:

Expanding our broad customer base:

        We strive to increase our already broad customer base by serving a large market on many computer platforms, through a global marketing and distribution network. We also seek to acquire new technologies and expertise from time to time in order to open up new opportunities for our existing product portfolio.

Maintaining a high level of customer satisfaction:

        To maintain a high level of customer satisfaction we strive to offer innovative, modular and integrated products through a global sales and support network. We strive to maintain a high degree of backwards compatibility across different platforms in order to preserve the customer’s investment in our products.

Leveraging external and internal technology:

        Our product strategy is to provide superior products by leveraging generally available technology, supporting open architectures on multiple platforms and by leveraging our core technologies such as custom ASICs (application-specific integrated circuits) across multiple products.

        We sell into the test and measurement (“T&M”) and the industrial automation (“IA”) industries and as such are subject to the economic and industry forces which drive those markets. It has been our experience that the performance of these industries and our performance is impacted by general trends in industrial production for the global economy and by the specific performance of certain vertical markets that are intensive consumers of measurement technologies. Examples of these markets are semiconductor capital equipment, telecom, defense, aerospace, automotive and others. In assessing our business, our management considers the trends in the Global Purchasing Managers Index (published by JP Morgan), global industrial production as well as industry reports on the specific vertical industries mentioned earlier.

        We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the United States and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 52%, 53%, and 53% of our revenues in 2005, 2004, and 2003, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign-currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. See Note 12 of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income and identifiable assets.

        We manufacture a substantial majority of our products at our facilities in Debrecen, Hungary. Additional production primarily of low volume or newly introduced products is done in Austin, Texas. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. We manufacture most of the electronic circuit card assemblies, modules and chassis in-house, although subcontractors are used from time to time. Beginning in 2005, some chassis are produced by subcontractors in Asia. We manufacture some of our electronic cable assemblies in-house, but many assemblies are produced by subcontractors. We primarily subcontract our software duplication, our technical manuals, and product support documentation.

        We believe that our long-term growth and success depends on delivering high quality software and hardware products on a timely basis. Accordingly, we focus significant efforts on research and development. We focus our research and development efforts on enhancing existing products and developing new products that incorporate appropriate features and functionality to be competitive with respect to technology and price/performance. Our success also is dependant on our ability to obtain and maintain patents and other proprietary rights related to technologies used in our products. We have engaged in litigation to protect our intellectual property rights. In monitoring and policing our intellectual property rights, we have been and may be required to spend significant resources.

        We have been profitable in every year since 1990. However, there can be no assurance that our net sales will grow or that we will remain profitable in future periods. As a result, we believe historical results of operations should not be relied upon as indications of future performance.

        We have had a broad-based equity compensation plan in effect since 1994. Our Amended and Restated 1994 Incentive Plan (the “1994 Incentive Plan”) expired in May 2005. Our Board of Directors believes that offering a broad-based equity compensation program is important to attract, retain and motivate people whose skills and performance are critical to our success. On May 13, 2005, our stockholders approved a new 2005 Incentive Plan which limits our ability to offer equity compensation to restricted stock and restricted stock units only.

   Results of Operations

        The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our consolidated statements of income:

	Years Ended December 31,
	2005	2004	2003
Net sales:
Americas	48.2%	47.4%	47.0%
Europe	30.0	32.1	32.4
Asia Pacific	21.8	20.5	20.6

Consolidated net sales	100.0	100.0	100.0
Cost of sales	26.1	26.4	26.2

Gross profit	73.9	73.6	73.8
Operating expenses:
Sales and marketing	36.9	36.7	37.7
Research and development	15.4	16.4	16.6
General and administrative	7.9	8.3	10.0

Total operating expenses	60.2	61.4	64.3

Operating income	13.7	12.2	9.5
Other income (expense):
Interest income	0.7	0.5	0.6
Net foreign exchange gain (loss)	(0.3)	0.3	0.2
Other income (expense), net	—	(0.4)	0.1

Income before income taxes	14.1	12.6	10.4
Provision for income taxes	3.3	3.1	2.6

Net income	10.8%	9.5%	7.8%

        Net Sales. In 2005, consolidated net sales were $571.8 million, an 11% increase from the level achieved in 2004, which followed an increase in net sales of 21% in 2004 from the level achieved in 2003. We believe the increases in sales in 2005 and 2004 were primarily attributable to the introduction of new and upgraded products, the increase in unit volume from the increased market acceptance of our products in all regions and the strength of the Euro.

        Sales in the Americas increased $31.9 million, or 13%, to $275.5 million in 2005 compared to 2004, which followed a 22% increase in 2004 over 2003 levels. The increase in sales in the Americas was primarily from revenue of $21.9 million from acquired companies (see Note 15 of Notes to Consolidated Financial Statements for a description of acquisitions). Sales outside of the Americas, as a percentage of consolidated sales for 2005, decreased to 52% from 53% in 2004. European revenue was $171.5 million in 2005, an increase of 4% from 2004, following a 20% increase in 2004 from 2003. Asia Pacific revenue grew 18% to $124.8 million in 2005, which followed a 20% increase in 2004 over 2003 levels. We expect sales outside of North America to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

        Almost all sales made by our direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Between 2005 and 2004, net of hedging results, the change in the exchange rates had the effect of increasing our consolidated sales by 3%, increasing European sales by 7% and increasing sales in Asia Pacific by 5%. The increase in sales in Europe and Asia as a result of the change in exchange rates was partially offset by the decrease in local currency product pricing in each region. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing operating expenses $4.2 million, or 1.2%, in 2005, $4.4 million, or 1.4% in 2004, and $6.5 million, or 2.4%, in 2003.

        Gross Profit. As a percentage of sales, gross profit was 74% in each of 2005, 2004 and 2003. Our gross margin in 2005 remained flat with 2004 primarily because the favorable impacts of foreign currency exchange rates and higher sales volume were offset by the reduced margins realized on product lines from acquired companies as well as the impact of the amortization of acquisition related intangibles and a reduction of selling prices of some of our products. Our gross margin in 2004 remained flat with 2003 primarily because the effects of favorable foreign currency exchange rates and the favorable impact of higher sales volume were offset by the increase in our reserves for excess and obsolete inventories and a reduction in the selling prices of some of our products. There can be no assurance that we will maintain our historical margins. We believe our current manufacturing capacity is adequate to meet current needs.

        Sales and Marketing. Sales and marketing expense in 2005 increased to $211.3 million, a 12% increase from 2004, following an increase of 18% in 2004 over 2003. Sales and marketing expense as a percentage of revenue was 37% in 2005, flat with 2004 and down from 38% in 2003. Approximately 60% of the increase in sales and marketing expenses in 2005 compared to 2004 and in 2004 compared to 2003 is attributable to the increase in sales and marketing personnel costs, due to the increase in sales and marketing personnel, the increase in variable compensation from higher sales volume and from the effects of the change in currency exchange rates, with the remaining fraction of the increase attributable to increases in advertising, tradeshows and special events. We expect sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on recruiting, marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

        Research and Development. Research and development expense in 2005 increased 4% compared to 2004 following an increase of 19% in 2004 over 2003. Research and development expense as a percentage of revenue was 15.4% in 2005, down from 16.4% in 2004 and 16.6% in 2003. The decrease in research and development expense in 2005 as a percentage of revenue was primarily due to the increase in the capitalization of software development costs. The increase in research and development expense in absolute dollars in 2005 was primarily due to increases in personnel costs from the hiring of additional product development engineers, which was partially offset by the decrease in expense from the increase in the capitalization of software development costs. The increase in research and development costs in 2004 was primarily due to increases in personnel costs from the hiring of additional product development engineers and from the decrease in the capitalization of software development costs. Research and development personnel increased from 925 at December 31, 2004 to 1,036 at December 31, 2005. We plan to continue making a significant investment in research and development in order to remain competitive and support revenue growth.

        We capitalize software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” We amortize such costs over the related product’s estimated economic useful life, generally three years, beginning when a product becomes available for general release. Software amortization expense included in cost of goods sold totaled $7.2 million, $6.6 million and $4.9 million during 2005, 2004 and 2003, respectively. Internally developed software costs capitalized during such years were $13.4 million, $5.0 million and $9.7 million, respectively. (See Note 5 of Notes to Consolidated Financial Statements for a description of intangibles.)

        General and Administrative. General and administrative expenses in 2005 increased 6% compared to 2004, and in 2004 were flat with 2003. The 6% increase in general and administrative expenses in 2005 from the prior year period was primarily due to the litigation settlement in 2004 which resulted in the $6.0 million net gain in 2004 from the judgment award against The MathWorks, Inc. General and administrative expenses in 2004 remained flat with 2003 because in 2004 decreases in litigation costs of approximately $6.6 million, resulting from the $6.0 million net gain from the judgment award against The MathWorks, Inc., were offset entirely by the costs associated with compliance with Section 404 of the Sarbanes-Oxley Act, and increased personnel costs. The increase in personnel costs resulted from both the increase in personnel and from the fall in the value of the U.S. dollar which resulted in an increase in the U.S. dollar value of our international expenses. (See Note 14 of Notes to Consolidated Financial Statements.) General and administrative expenses as a percentage of revenue decreased to 7.9% during 2005 from 8.3% during 2004. We expect that general and administrative expenses in future periods will fluctuate in absolute amounts and as a percentage of revenue.

        Interest Income. Interest income increased 29% in 2005 from 2004, which followed an increase of 16% in 2004 from 2003. The increases in interest income in 2005 and 2004 were due to higher yields. The primary source of interest income is from the investment of our cash and short-term investments. Net cash provided by operating activities totaled $88.1 million and $65.6 million in 2005 and 2004, respectively.

        Net Foreign Exchange Gain (Loss). We experienced net foreign exchange losses of $1.6 million in 2005, compared to gains of $1.3 million in 2004 and gains of $1.1 million in 2003. These results are attributable to movements between the U.S. dollar and the local currencies in countries in which our sales subsidiaries are located. We recognize the local currency as the functional currency of our international subsidiaries.

        We utilize foreign currency forward contracts to hedge a majority of our foreign currency-denominated receivables in order to reduce our exposure to significant foreign currency fluctuations. We typically limit the duration of our “receivables” foreign currency forward contracts to approximately 90 days.

        We also utilize foreign currency forward contracts and foreign currency purchased option contracts in order to reduce our exposure to fluctuations in future foreign currency cash flows. We purchase these contracts for up to 100% of our forecasted cash flows in selected currencies (primarily the euro, yen and pound sterling) and limit the duration of these contracts to 40 months. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” As a result, our hedging activities only partially address our risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. We do not invest in contracts for speculative purposes. (See Note 11 of Notes to Consolidated Financial Statements for a description of our forward and purchased option contracts and hedged positions.) Our hedging strategy reduced our net foreign exchange loss for December 31, 2005 by $2.2 million and reduced our net foreign exchange gain for December 31, 2004 by $2.6 million.

        Other Income (Expense), Net. We established a valuation reserve in the fourth quarter of 2004 for the estimated total impairment of a $2.5 million cost-method investment.

        Provision for Income Taxes. Our provision for income taxes reflects an effective tax rate of 24% in 2005 and 25% in 2004 and 2003, respectively. Our effective tax rate is lower than the U.S. federal statutory rate of 35% primarily as a result of the extraterritorial income exclusion, tax-exempt interest and reduced tax rates in certain foreign jurisdictions.

   Liquidity and Capital Resources

        We currently finance our operations and capital expenditures through cash flow from operations. At December 31, 2005, we had working capital of approximately $274.7 million compared to $309.6 million at December 31, 2004. Net cash provided by operating activities in 2005, 2004 and 2003 totaled $88.1 million, $65.6 million and $63.1 million, respectively.

        Accounts receivable increased to $95.7 million at December 31, 2005 from $87.3 million at December 31, 2004, as a result of higher sales levels in the fourth quarter of 2005 compared to the fourth quarter of 2004. Days sales outstanding at December 31, 2005 decreased to 55 days from 57 days at December 31, 2004. Consolidated inventory balances have increased to $62.8 million at December 31, 2005 from $54.0 million at December 31, 2004. Inventory turns of 2.7 per year for 2005 remained flat with 2004. Cash used in 2005 for acquisitions totaled $63.9 million, for the purchase of property and equipment totaled $15.4 million, for the capitalization of internally developed software costs totaled $13.4 million and for additions to other intangibles totaled $4.3 million. Cash used in 2004 for the purchase of property and equipment totaled $12.6 million, for the capitalization of internally developed software costs totaled $5.0 million and for additions to other intangibles totaled $3.1 million. Cash used in 2003 for acquisitions totaled $6.3 million, for the purchase of property and equipment totaled $18.0 million, for the capitalization of internally developed software costs totaled $9.7 million and for additions to other intangibles totaled $2.6 million.

        Cash provided by the issuance of common stock totaled $23.2 million, $16.8 million and $19.4 million in 2005, 2004 and 2003, respectively, and cash used for payment of dividends totaled $15.8 million, $14.5 million and $5.2 million in 2005, 2004 and 2003, respectively. The issuance of common stock was to employees under our Employee Stock Purchase Plan and our 2005 Incentive Plan. Cash used for the repurchase of common stock totaled $49.5 million, $16.1 million and $0 in 2005, 2004 and 2003, respectively.

        The following summarizes our contractual cash obligations as of December 31, 2005 (in thousands):

	Payments Due by Period
	Total	2006	2007	2008	2009	2010	Beyond
Long-term debt	$—	$—	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—	—	—
Operating leases	14,496	6,068	3,495	2,293	1,588	880	172
Other long-term obligations	—	—	—	—	—	—	—

Total contractual cash obligations	$14,496	$6,068	$3,495	$2,293	$1,588	$880	$172

        The following summarizes our other commercial commitments as of December 31, 2005 (in thousands):

	Total	2006	2007	2008	2009	2010	Beyond
Guarantees	$2,900	$2,900	$—	$—	$—	$—	$—
Purchase obligations	5,600	5,600	—	—	—	—	—
Total commercial commitments	$8,500	$8,500	$—	$—	$—	$—	$—

        We currently expect to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances and internally generated funds. As of December 31, 2005 and 2004, we had no debt outstanding. We believe that our cash flow from operations, if any, existing cash balances and short-term investments will be sufficient to meet our cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months will depend on our profitability, our ability to manage working capital requirements and our rate of growth.

   Financial Risk Management

        Our international sales are subject to inherent risks, including fluctuations in local economies; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, we are subject to the risks associated with fluctuations in currency rates. In particular, increases in the value of the dollar against foreign currencies decrease the U.S. dollar value of foreign sales requiring that we either increase our price in the local currency, which could render our product prices noncompetitive, or suffer reduced revenues and gross margins as measured in U.S. dollars. These dynamics have adversely affected our revenue growth in international markets in previous years. Our foreign currency hedging program includes both foreign currency forward and purchased option contracts to reduce the effect of exchange rate fluctuations. However, our hedging program will not eliminate all of our foreign exchange risks. (See “Net Foreign Exchange Gain (Loss)” and Note 11 of Notes to Consolidated Financial Statements.)

        The marketplace for our products dictates that many of our products be shipped very quickly after an order is received. As a result, we are required to maintain significant inventories. Therefore, inventory obsolescence is a risk for us due to frequent engineering changes, shifting customer demand, the emergence of new industry standards and rapid technological advances including the introduction by us or our competitors of products embodying new technology. While we adjust for excess and obsolete inventories and we continue to monitor the valuation of our inventories, there can be no assurance that our valuation adjustments will be sufficient.

   Off-Balance Sheet Arrangements

        We have no debt or off-balance sheet debt. As of December 31, 2005, we have non-cancelable operating lease obligations of approximately $14.5 million and contractual purchase commitments with various suppliers of general components and customized inventory components of approximately $5.6 million. As of December 31, 2005, we have outstanding guarantees for payment of foreign operating leases, customs and foreign grants totaling approximately $2.9 million. (See Note 13 of Notes to Consolidated Financial Statements.) As of December 31, 2005, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

   Market Risk

        We are exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in foreign currency values and changes in the market value of our investments.

        Foreign Currency Hedging Activities. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option contracts and forward contracts to hedge our exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. We monitor our foreign exchange exposures regularly to ensure the overall effectiveness of our foreign currency hedge positions. However, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at December 31, 2005 and 2004, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate fair market value of all of our instruments outstanding of approximately $4.2 million and $7.5 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 10 of Notes to Consolidated Financial Statements for a description of our financial instruments at December 31, 2005 and 2004.)

        Short-term Investments. The fair value of our investments in marketable securities at December 31, 2005 and 2004 was $119.8 million and $150.4 million, respectively. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the full investment of available funds. We diversify our marketable securities portfolio by investing in multiple types of investment-grade securities. Our investment portfolio is primarily invested in securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on our investment portfolio and interest rates at December 31, 2005 and 2004, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $600,000 and $750,000, respectively, in the fair value of our investment portfolio. Although changes in interest rates may affect the fair value of our investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

   Recently Issued Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 151, Inventory Costs, an amendment of ARB 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

        In December 2004, the FASB released its final revised standard, SFAS 123R, Share-Based Payment. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Adoption of SFAS 123R is required for us beginning in our fiscal quarter ending March 31, 2006. Accordingly, we adopted SFAS 123R on January 1, 2006. We have evaluated SFAS 123R and, although the exact amounts have not yet been quantified, it will have a material adverse effect on our results of operations.

        In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective for fiscal years ending after December 15, 2005. The adoption of this standard did not have a material effect on our financial position, results of operations or cash flows.

        In December 2004, the FASB issued FASB Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (Repatriation Provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the Repatriation Provision. We have completed our analysis of the impact of the Repatriation Provision and do not plan to repatriate earnings under this provision.

   Critical Accounting Policies

        Our critical accounting policies are as follows:

o Revenue recognition

We derive revenue primarily from the sale/licensing of integrated hardware and software solutions. We also sell application software licenses which are sold separately as well as consulting, training and post contract support services. The products and services are generally sold under standardized licensing and sales arrangements with payment terms ranging from net 30 days in the United States to net 30 days and up to net 90 days in some international markets. Approximately 95% of our product/license sales include both hardware and software in the customer arrangement, with a small percentage of sales including other services. We offer rights of return and standard warranties for product defects related to our products. The rights of return are generally for a period of up to 30 days after the delivery date. The standard warranties cover periods ranging from 90 days to three years. We do not enter into contracts requiring product acceptance from the customer.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. We enter into certain arrangements where we are obligated to deliver multiple products and/or services ("multiple elements"). In these transactions, we allocate the total revenue among the elements based on the sales price of each element when sold separately ("vendor-specific objective evidence").

Sales revenue from product sales is generally recognized on the date the product is shipped, with a portion of revenue recorded as deferred (unearned) due to applicable undelivered elements. Undelivered elements for our multiple-element arrangements with a customer are generally restricted to post contract support and training and education. The amount of revenue allocated to these undelivered elements is based on the vendor-specific objective evidence of fair value for those undelivered elements. Deferred revenue due to undelivered elements is recognized ratably on a straight-line basis over the service period or when the service is completed. Deferred revenue at December 31, 2005 and 2004 was $16.0 million and $11.5 million, respectively.

Provision for estimated sales returns is made by reducing recorded revenue based on historical experience. The accounts receivable are net of allowances for doubtful accounts and sales returns of $4.7 million and $3.5 million at December 31, 2005 and 2004, respectively.

o Estimating allowances, specifically sales returns, the allowance for doubtful accounts and the adjustment for excess and obsolete inventories

The preparation of financial statements requires that we make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, we must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of our sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. The allowance for sales returns was $1.3 million at December 31, 2005. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Similarly, management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. The allowance for doubtful accounts was $3.4 million at December 31, 2005. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based on assumptions of future demand and market conditions. Our adjustment for excess and obsolete inventories was $6.0 million at December 31, 2005. If actual market conditions are less favorable than those projected by management, additional inventory write downs may be required.

o Accounting for costs of computer software

We capitalize costs related to the development and acquisition of certain software products. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Amortization is computed on an individual product basis for those products available for market and has been recognized based on the product's estimated economic life, generally three years. At each balance sheet date, the unamortized costs are reviewed by management and reduced to net realized value when necessary. As of December 31, 2005, unamortized capitalized software development costs was $17.6 million.

o Valuation of long-lived and intangible assets

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following:

o	Significant underperformance relative to expected historical or projected future operating results;
o	Significant changes in the manner of our use of the acquired assets or the strategy for the overall business;
o	Significant negative industry or economic trends;
o	Our market capitalization relative to net book value.

When it is determined that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate. As of December 31, 2005, we had net goodwill of approximately $52.5 million.

o Accounting for income taxes

We account for income taxes under the asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. In estimating future tax consequences, all expected future events are considered other than enactments of changes in tax laws or rates. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

We receive a substantial income tax benefit from the extraterritorial income ("ETI") exemption under U.S. law. The ETI rules were repealed for transactions after December 31, 2004, with a two-year transition period. The repeal of ETI will result in an increase in our future effective income tax rate of approximately three percentage points by December 31, 2007. However, we expect this increase will be offset entirely by the effects of the expected increased benefit from the recently enacted deduction for income from qualified domestic production activities and increased profits in certain foreign jurisdictions with reduced income tax rates.

o Loss contingencies

We accrue for probable losses from contingencies including legal defense costs, on an undiscounted basis, in accordance with SFAS 5, Accounting for Loss Contingencies, when such costs are considered probable of being incurred and are reasonably estimable. We periodically evaluate available information, both internal and external, relative to such contingencies and adjust this accrual as necessary. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operation.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this item is incorporated by reference to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk” above.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-26 and S-1 hereof.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        We filed a Report on Form 8-K dated June 21, 2005 reporting a change in our independent public accountants to Ernst & Young, LLP from PricewaterhouseCoopers, LLP. There were no disagreements with accountants on accounting and financial disclosure for the year-ended December 31, 2005.

ITEM 9A.    CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this Annual Report on Form 10-K, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended, we evaluated under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

        Management Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

        Management assessed our internal control over financial reporting as of December 31, 2005, end of our fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

        Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

        Our independent registered public accounting firm, Ernst & Young LLP, who also audited the Company’s consolidated financial statements, audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued their attestation report, which is included in Part II, Item 8 of this Form 10-K.

        Changes in Internal Control over Financial Reporting

        During the three months ended December 31, 2005, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information concerning our directors required by this Item is incorporated by reference to our Proxy Statement under the heading “Election of Directors.”

        The information concerning our compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference to our Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

        The information concerning our executive officers required by this Item is incorporated by reference to our Proxy Statement under the heading “Executive Officers.”

        The information concerning our code of ethics that applies to our principal executive officer, our principal financial officer, our controller, or person performing similar functions required by this Item is incorporated by reference to our Proxy Statement under the heading “Code of Ethics.”

ITEM 11.     EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to our Proxy Statement under the heading “Executive Compensation.”

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        From time to time our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Jeffrey L. Kodosky and James J. Truchard have made periodic sales of our stock pursuant to such plans.

        The information concerning security ownership of certain beneficial owners and management required by this Item pursuant to Item 403 of Regulation S-K is incorporated by reference to our Proxy Statement under the heading “Security Ownership.”

        The information concerning securities authorized for issuance under equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is incorporated by reference to our Proxy Statement under the heading “Equity Compensation Plans Information.”

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During 2002, we irrevocably contributed approximately $3.6 million to the National Instruments Foundation, a 501(c)(3) charitable foundation established in 2002 for the purpose of continued promotion of scientific and engineering research and education at higher education institutions worldwide. Two of the four directors of the National Instruments Foundation are current officers of National Instruments.

        In addition, the information required by this item is incorporated by reference to our Proxy Statement under the heading “Certain Relationships and Related Transactions.”

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information concerning principal accountant fees and services required by this Item is incorporated by reference to our Proxy Statement under the heading “Independent Public Accountants.”

        The information concerning pre-approval policies for audit and non-audit services required by this Item is incorporated by reference to our Proxy Statement under the heading “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.”

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)    Documents Filed with Report

1.	Financial Statements.
	Report of Independent Registered Public Accounting Firm	F-2
	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	F-3
	Report of Independent Registered Public Accounting Firm	F-4
	Consolidated Balance Sheets	F-5
	Consolidated Statements of Income	F-6
	Consolidated Statements of Cash Flows	F-7
	Consolidated Statements of Stockholders' Equity	F-8
	Notes to Consolidated Financial Statements	F-9
2.	Financial Statements Schedules.
See Schedule II - Valuation and Qualifying Accounts at page S-1
3.	Exhibits.
Exhibit Number		Description
3.1	(2)	Certificate of Incorporation, as amended, of the Company.
3.2	(2)	Amended and Restated Bylaws of the Company.
3.3	(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1	(1)	Specimen of Common Stock certificate of the Company.
4.2	(3)	Rights Agreement dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A.
10.1	(1)	Form of Indemnification Agreement.
10.2	(5)	1994 Incentive Plan, as amended.*
10.3	(1)	1994 Employee Stock Purchase Plan.*
10.4	(6)	Long-Term Incentive Program.*
10.5	(7)	2005 Incentive Plan.*
10.6	(8)	National Instruments Corporation Annual Incentive Program.*
10.8	(8)	Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.9	(8)	Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.10	(8)	Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.11	(8)	Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
21.1		Subsidiaries of the Company.
23.1		Consent of Independent Registered Public Accounting Firm.
23.2		Consent of Independent Registered Public Accounting Firm.
24.0		Power of Attorney (included on page 31).
31.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.

(2)	Incorporated by reference to the same-numbered exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(3)	Incorporated by reference to exhibit 4.1 filed with the Company's current Report on Form 8-K filed on January 28, 2004.

(4)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 8-K on April 27, 2004.

(5)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 10-Q on August 5, 2004.

(6)	Incorporated by reference to the same-numbered exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(7)	Incorporated by reference to exhibit A of the Company's Proxy Statement dated and filed on April 4, 2005.

(8)	Incorporated by reference to the exhibit filed with the Company's Form 8-K filed on August 5, 2005.

*	Management Contract or Compensatory Plan or Arrangement.

        (b)    Exhibits

                See Item 15(a)(3) above.

      (c)   Financial Statement Schedules

                See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant NATIONAL INSTRUMENTS CORPORATION
February 22, 2006	BY:	/s/ Dr. James J. Truchard
Dr. James J. Truchard Chairman of the Board and President

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. James J. Truchard and Alexander M. Davern, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date
/s/ Dr. James J. Truchard Dr. James J. Truchard	Chairman of the Board and President (Principal Executive Officer)	February 22, 2006
/s/ Alexander M. Davern Alexander M. Davern	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 22, 2006
/s/ Jeffrey L. Kodosky Jeffrey L. Kodosky	Director	February 22, 2006
/s/ Dr. Donald M. Carlton Dr. Donald M. Carlton	Director	February 22, 2006
/s/ Ben G. Streetman Ben G. Streetman	Director	February 22, 2006
/s/ R. Gary Daniels R. Gary Daniels	Director	February 22, 2006
/s/ Charles J. Roesslein Charles J. Roesslein	Director	February 22, 2006
/s/ Duy-Loan T. Le Duy-Loan T. Le	Director	February 22, 2006

NATIONAL INSTRUMENTS CORPORATION

Financial Statement Schedules:
For each of the Three Years in the period Ended December 31, 2005
Schedule II--Valuation and Qualifying Accounts	S-1

        All other schedules are omitted because they are not applicable.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of National Instruments Corporation:

We have audited the accompanying consolidated balance sheet of National Instruments Corporation and subsidiaries as of December 31, 2005 and the related consolidated statement of income, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Instruments Corporation and subsidiaries at December 31, 2005 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of National Instruments Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Austin, Texas February 17, 2006

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Shareholders of National Instruments Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that National Instruments Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Instruments Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that National Instruments Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, National Instruments Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of National Instruments Corporation and subsidiaries as of December 31, 2005 and the related consolidated statement of income, stockholders' equity, and cash flows for the year then ended of National Instruments Corporation and subsidiaries and our report dated February 17, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Austin, Texas February 17, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of National Instruments Corporation:

In our opinion, the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of income, of stockholders’ equity and of cash flows (appearing on pages F-5 through F-8 of this National Instruments Corporation 2005 Form 10-K) present fairly, in all material respects, the financial position of National Instruments Corporation and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein for each of the two years in the period ended December 31, 2004 when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Austin, Texas
March 4, 2005

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$55,864	$76,216
Short-term investments	119,846	150,392
Accounts receivable, net	95,733	87,312
Inventories, net	62,827	54,043
Prepaid expenses and other current assets	13,146	10,253
Deferred income taxes, net	14,890	14,088

Total current assets	362,306	392,304
Property and equipment, net	144,330	149,783
Goodwill, net	52,533	13,356
Intangible assets, net	43,602	20,824
Other long-term assets	5,565	6,148

Total assets	$608,336	$582,415

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$30,832	$25,208
Accrued compensation	18,084	16,233
Deferred revenue	16,018	11,533
Accrued expenses and other liabilities	8,838	18,769
Other taxes payable	13,848	10,926

Total current liabilities	87,620	82,669
Deferred income taxes	16,866	13,297

Total liabilities	104,486	95,966

Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized;
none issued and outstanding	—	—
Common stock: par value $0.01; 180,000,000 shares authorized;
79,276,086 and 78,945,580 shares issued and outstanding, respectively	793	789
Additional paid-in capital	91,430	98,897
Deferred stock-based compensation	(16,547)	—
Retained earnings	429,859	384,118
Accumulated other comprehensive income (loss)	(1,685)	2,645

Total stockholders' equity	503,850	486,449

Total liabilities and stockholders' equity	$608,336	$582,415

        The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Years
	Ended December 31,
	2005	2004	2003
Net sales	$571,841	$514,088	$425,892
Cost of sales	149,309	135,473	111,672

Gross profit	422,532	378,615	314,220

Operating expenses:
Sales and marketing	211,280	188,727	160,478
Research and development	87,841	84,692	70,896
General and administrative	45,199	42,500	42,497

Total operating expenses	344,320	315,919	273,871

Operating income	78,212	62,696	40,349
Other income (expense):
Interest income	3,758	2,905	2,511
Net foreign exchange gain (loss)	(1,566)	1,287	1,125
Other income (expense), net	276	(2,075)	506

Income before income taxes	80,680	64,813	44,491
Provision for income taxes	19,163	16,203	11,123

Net income	$61,517	$48,610	$33,368

Basic earnings per share	$0.78	$0.62	$0.43

Weighted average shares outstanding - basic	78,552	78,680	77,438

Diluted earnings per share	$0.76	$0.59	$0.41

Weighted average shares outstanding - diluted	80,910	82,096	80,946

Dividends declared per share	$0.20	$0.18	$0.07

        The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2005	2004	2003
Cash flow from operating activities:
Net income	$61,517	$48,610	$33,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,553	25,592	24,774
Stock-based compensation	1,545	—	—
Impairment of cost method investment	—	2,500	—
Gain on sale of subsidiary	—	(242)	—
Provision for (benefit from) deferred income taxes	3,219	(825)	2,329
Tax benefit from stock option plans	675	3,071	3,849
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,080)	(9,342)	(14,989)
(Increase) decrease in inventories	(4,572)	(15,230)	434
(Increase) decrease in prepaid expenses and other assets	(2,177)	4,624	4,049
Increase (decrease) in accounts payable	4,647	(4,359)	3,989
Increase in deferred revenue	3,847	3,385	2,746
(Decrease) increase in taxes and other liabilities	(5,124)	7,848	2,547

Net cash provided by operating activities	88,050	65,632	63,096

Cash flow from investing activities:
Proceeds from sale of subsidiary	—	680	—
Acquisitions, net of cash received	(63,891)	—	(6,324)
Capital expenditures	(15,383)	(12,596)	(17,983)
Capitalization of internally developed software	(13,380)	(5,007)	(9,667)
Additions to other intangibles	(4,288)	(3,050)	(2,570)
Purchases of short-term investments	(124,227)	(125,954)	(116,030)
Sales and maturities of short-term investments	154,773	116,789	115,841

Net cash used in investing activities	(66,396)	(29,138)	(36,733)

Cash flow from financing activities:
Proceeds from issuance of common stock	23,222	16,826	19,430
Repurchase of common stock	(49,452)	(16,064)	—
Dividends paid	(15,776)	(14,486)	(5,187)

Net cash provided by (used in) financing activities	(42,006)	(13,724)	14,243

Net increase (decrease) in cash and cash equivalents	(20,352)	22,770	40,606
Cash and cash equivalents at beginning of period	76,216	53,446	12,840

Cash and cash equivalents at end of period	$55,864	$76,216	$53,446

Cash paid for interest and income taxes
Interest	$17	$31	$62
Income taxes	$15,117	$10,622	$10,899

        The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2002	76,611,910	$767	$71,807	$—	$321,813	$(7,924)	$386,463
Net income					33,368		33,368
Foreign currency translation adjustment
(net of $1,666 tax expense)						4,997	4,997
Unrealized loss on securities available for sale
(net of $0 tax benefit)						(148)	(148)
Unrealized loss on derivative instruments
(net of $1,107 tax benefit)						(3,320)	(3,320)
Total comprehensive income							34,897
Issuance of common stock under employee plans,
including tax benefits	1,621,250	16	22,263				22,279
Issuance of common stock	36,075		1,000				1,000
Dividends declared					(5,187)		(5,187)

Balance at December 31, 2003	78,269,235	$783	$95,070	$—	$349,994	$(6,395)	$439,452
Net income					48,610		48,610
Foreign currency translation adjustment
(net of $1,013 tax expense)						3,050	3,050
Unrealized loss on securities available for sale
(net of $0 tax benefit)						(417)	(417)
Unrealized gain on derivative instruments
(net of $2,136 tax expense)						6,407	6,407
Total comprehensive income							57,650
Issuance of common stock under employee plans,
including tax benefits	1,234,195	12	19,885				19,897
Repurchase and retirement of common stock	(557,850)	(6)	(16,058)				(16,064)
Dividends declared					(14,486)		(14,486)

Balance at December 31, 2004	78,945,580	$789	$98,897	$—	$384,118	$2,645	$486,449
Net income					61,517		61,517
Foreign currency translation adjustment
(net of $1,636 tax benefit)						(5,181)	(5,181)
Unrealized gain on securities available for sale
(net of $0 tax expense)						50	50
Unrealized gain on derivative instruments
(net of $253 tax expense)						801	801
Total comprehensive income							57,187
Net activity related to restricted stock units	813,305	8	18,084	(16,547)			1,545
Issuance of common stock under employee plans,
including tax benefits	1,573,547	16	23,206				23,222
Repurchase and retirement of common stock	(2,056,346)	(20)	(49,432)				(49,452)
Dividends declared					(15,776)		(15,776)
Disqualified dispositions			675				675

Balance at December 31, 2005	79,276,086	$793	$91,430	$(16,547)	$429,859	$(1,685)	$503,850

        The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   Operations and summary of significant accounting policies

        National Instruments Corporation is a Delaware corporation. We engage in the design, development, manufacture and marketing of instrumentation software and specialty computer plug-in cards and accessories that users combine with industry standard computers, networks and the Internet to create measurement and automation systems. We offer hundreds of products used to create virtual instrumentation systems for general, commercial, industrial and scientific applications. Our products may be used in different environments, and consequently, specific application of our products is determined by the customer and generally is not known to us. We approach all markets with essentially the same products, which are used in a variety of applications from research and development to production testing and industrial control. The following industries and applications are served by us worldwide: advanced research, automotive, commercial aerospace, computers and electronics, continuous process manufacturing, education, government/defense, medical research/pharmaceutical, power/energy, semiconductors, automated test equipment, telecommunications and others. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

   Principles of consolidation

        The consolidated financial statements include the accounts of National Instruments Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        Certain prior year amounts have been reclassified to conform with the 2005 presentation.

   Use of estimates

        Judgments and estimates are required in the preparation of financial statements to conform with U.S. generally accepted accounting principles. The estimates and underlying assumptions affect the reported amounts of assets and liabilities, the disclosure of contingencies at the balance sheet date and the reported revenues and expenses for the period. Actual results could differ from those estimates.

   Cash and cash equivalents

        Cash and cash equivalents include cash and highly liquid investments with maturities of three months or less at the date of acquisition.

   Short-term investments

        Short-term investments consist of corporate, state and municipal securities with readily determinable fair market values and maturities in excess of three months at the date of acquisition. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.

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

        Inventory is shown net of adjustment for excess and obsolete inventories of $6.0 million and $5.2 million at December 31, 2005 and 2004, respectively.

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

   Intangible assets

        We capitalize costs related to the development and acquisition of certain software products. In accordance with Statement of Financial Accounting Standards (“SFAS”) 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Technological feasibility for our products is established when the product is available for beta release. Amortization is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Patents are amortized using the straight-line method over their estimated period of benefit, generally seventeen years. At each balance sheet date, the unamortized costs for all intangible assets are reviewed by management and reduced to net realizable value when necessary.

   Goodwill

        The excess purchase price over the fair value of assets acquired is recorded as goodwill. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach.

   Concentrations of credit risk

        Financial instruments that potentially subject us to concentrations of credit risk consist principally of foreign currency forward and option contracts, cash and cash equivalents, short-term investments and trade accounts receivable. We have no significant concentrations of credit risk at December 31, 2005.

        Our counterparties in our foreign currency forward and option contracts are major financial institutions. We do not anticipate nonperformance by these counterparties. We maintain cash and cash equivalents with various financial institutions located in many countries worldwide. Our short-term investments are diversified among and limited to high-quality securities with high credit ratings. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across many countries and industries. The amount of sales to any individual customer did not exceed 3% of revenue for the periods presented. The largest trade account receivable from any individual customer at December 31, 2005 was approximately $962,000.

   Key supplier risk

        Our manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of those compenants are available through single or limited sources. Supply shortages of or quality problems in connection with some of these key components could result in our having to procure from replacement suppliers, which would cause significant delays in fulfillment of orders and likely result in additional costs. In order to manage this risk, we maintain safety stock of some of these single sourced components and subassemblies and perform regular assessments of suppliers performance, grading key suppliers in critical areas such as quality and "on-time" delivery.

   Revenue recognition

        We derive revenue primarily from the sale/licensing of integrated hardware and software solutions. We also sell application software licenses which are sold separately as well as consulting, training and post contract support services. The products and services are generally sold under standardized licensing and sales arrangements with payment terms ranging from net 30 days in the United States to net 30 days and up to net 90 days in some international markets. Approximately 95% of product/license sales include both hardware and software in the customer arrangement, with a small percentage of sales including other services. We offer rights of return and standard warranties for product defects related to our products. The rights of return are generally for a period of up to 30 days after the delivery date. The standard warranties cover periods ranging from 90 days to three years. With the exception of our former German systems integration subsidiary, which accounted for less than 1.5% of our revenues in the year ended December 31, 2004, we do not enter into contracts requiring product acceptance from the customer. This subsidiary was sold in December 2004.

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

        Sales revenue from product sales is generally recognized on the date the product is shipped, with a portion of revenue recorded as deferred (unearned) due to applicable undelivered elements. Undelivered elements for our multiple-element arrangements with a customer are generally restricted to post contract support and training and education. The amount of revenue allocated to these undelivered elements is based on the vendor-specific objective evidence of fair value for those undelivered elements. Deferred revenue due to undelivered elements is recognized ratably on a straight-line basis over the service period or when the service is completed. Deferred revenue at December 31, 2005 and 2004 was $16.0 million and $11.5 million, respectively.

        Provision for estimated sales returns is made by reducing recorded revenue based on historical experience. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of our allowance for sales returns. The accounts receivable are net of allowance for sales returns of $1.3 million and $1.3 million at December 31, 2005 and 2004, respectively. Similarly, management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. The accounts receivable are net of allowances for doubtful accounts of $3.4 million and $2.2 million at December 31, 2005 and 2004, respectively.

   Warranty reserve

        We offer a one-year limited warranty on most hardware products, with a two or three-year warranty on a subset of our hardware products, which is included in the sales price of many of our products. Provision is made for estimated future warranty costs at the time of the sale pursuant to SFAS 5, Accounting for Loss Contingencies, for the estimated costs that may be incurred under the basic limited warranty. Our estimate is based on historical experience and product sales during this period.

        The warranty reserve for the years ended December 31, 2005 and 2004, respectively, was as follows (in thousands):

	2005	2004
Balance at the beginning of the period	$815	$715
Accruals for warranties issued during the period	1,652	1,538
Settlements made (in cash or in kind) during the period	(1,552)	(1,438)

Balance at the end of the period	$915	$815

   Loss contingencies

        We accrue for probable losses from contingencies including legal defense costs, on an undiscounted basis, in accordance with SFAS 5, Accounting for Loss Contingencies, when such costs are considered probable of being incurred and are reasonably estimable. We periodically evaluate available information, both internal and external, relative to such contingencies and adjust this accrual as necessary.

   Advertising expense

        We expense costs of advertising as incurred. Advertising expense for the years ended December 31, 2005, 2004 and 2003 was $42.5 million, $39.7 million and $35.0 million, respectively.

   Foreign currency translation

        The functional currency for our international sales operations is the applicable local currency. The assets and liabilities of these operations are translated at the rate of exchange in effect on the balance sheet date; sales and expenses are translated at average rates. The resulting gains or losses from translation are included in a separate component of other comprehensive income. Gains and losses resulting from re-measuring monetary asset and liability accounts that are denominated in a currency other than a subsidiary’s functional currency are included in net foreign exchange gain (loss) and are included in net income.

   Foreign currency hedging instruments

        All of our derivative instruments are recognized on the balance sheet at their fair value. We currently use foreign currency forward and purchased option contracts to hedge our exposure to material foreign currency denominated receivables and forecasted foreign currency cash flows.

        On the date the derivative contract is entered into, we designate the derivative as either a hedge of the fair value of foreign currency denominated receivables (“fair-value” hedge) or as a hedge of the variability of foreign currency cash flows to be received (“cash flow” hedge). Changes in the fair market value of a fair-value hedge are recorded, along with the loss or gain on the re-measurement of foreign-currency-denominated receivables, in current earnings. Changes in the fair value of derivatives that are designated and qualify as cash flow hedges under SFAS 133 and that are deemed to be highly effective are recorded in other comprehensive income. These amounts are subsequently reclassified into earnings in the period during which the hedge transaction is realized. We do not enter into derivative contracts for speculative purposes.

        We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the hedging instruments are highly effective in offsetting changes in cash flows of hedged items.

        We prospectively discontinue hedge accounting if (1) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value of a hedged item (forecasted transactions); or (2) the derivative is de-designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur. When hedge accounting is discontinued, the derivative is sold and the resulting gains and losses are recognized immediately in earnings.

   Income taxes

        We account for income taxes under the asset and liability method as set forth in SFAS 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

   Earnings per share

        On January 21, 2004, we declared a stock split effected in the form of a dividend of one share of common stock for each two shares of common stock outstanding. The dividend was paid on February 20, 2004 to holders of record as of the close of business on February 5, 2004. All per share data and numbers of common shares, where appropriate, have been retroactively adjusted to reflect the stock split.

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

        The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the years ended December 31, 2005, 2004 and 2003, respectively, are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Weighted average shares outstanding-basic	78,552	78,680	77,438
Plus: Common share equivalents
Stock options	2,358	3,416	3,508

Weighted average shares outstanding-diluted	80,910	82,096	80,946

        Stock options to acquire 3,056,000, 2,523,000 and 2,181,000 shares for the years ended December 31, 2005, 2004 and 2003, respectively, were excluded from the computations of diluted EPS because the effect of including these stock options would have been anti-dilutive.

   Stock-based compensation plans

        We have two active stock-based compensation plans and two inactive plans. The two active stock-based compensation plans are the 2005 Incentive Plan and the Employee Stock Purchase Plan. We follow the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure. As allowed by SFAS 123, we continue to apply the provisions of Accounting Principles Board Opinion ("APB") 25, Accounting for Stock issued to Employees, and related interpretations in accounting for such plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation cost has been recognized in our financial statements for the inactive stock option plan and the stock purchase plan. Compensation cost has been recognized in our financial statements for the 2005 Incentive Plan. If compensation cost for our inactive 1994 Incentive Stock Option Plan (terminated in May 2005 except with respect to outstanding awards previously granted thereunder) and our active Employee Stock Purchase Plan were determined based on the fair value at the grant date for awards under those plans consistent with the method established by SFAS 123, our net income and earnings per share would approximate the pro-forma amounts below (in thousands, except per share data):

	Years Ended December 31,
	2005	2004	2003
Net income, as reported	$61,517	$48,610	$33,368
Stock-based compensation included in reported net income,
net of related tax effects	959	—	—
Total stock-based compensation expense determined under
fair value method for all awards, net of related tax effects	(13,998)	(12,741)	(12,290)

Pro-forma net income	$48,478	$35,869	$21,078

Earnings per share:
Basic - as reported	$0.78	$0.62	$0.43
Basic - pro-forma	$0.62	$0.46	$0.27
Diluted - as reported	$0.76	$0.59	$0.41
Diluted - pro-forma	$0.60	$0.44	$0.26

   Comprehensive income

        Our comprehensive income is comprised of net income, foreign currency translation and unrealized gains and losses on forward and option contracts and securities available for sale. Comprehensive income for 2005, 2004 and 2003 was $57.2 million, $57.7 million and $34.9 million, respectively.

   Recently issued accounting pronouncements

        In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 151, Inventory Costs, an amendment of ARB 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

        In December 2004, the FASB released its final revised standard, SFAS 123R, Share-Based Payment. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Adoption of SFAS 123R is required for us beginning in our fiscal quarter ending March 31, 2006. We have evaluated the impact of SFAS 123R and it will have a material adverse effect on our results of operations.

        In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective for fiscal years ending after December 15, 2005. The adoption of this standard did not have a material effect on our financial position, results of operations or cash flows.

        In December 2004, the FASB issued FASB Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (Repatriation Provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the Repatriation Provision. We have completed our analysis of the impact of the Repatriation Provision and did not repatriate earnings under this provision.

Note 2:   Short-term investments

        Short-term investments at December 31, 2005 and 2004, consisting of corporate, state and municipal securities, were acquired at an aggregate cost of $119.8 million and $150.4 million, respectively. The contractual maturities of these securities, which are classified as available-for-sale and carried at fair value, are as follows (in thousands):

	December 31,
	2005	2004
Less than 90 days	$61,855	$44,932
90 days to one year	42,222	53,551
One year through two years	11,877	43,536
Two years or more	3,892	8,373

	$119,846	$150,392

Note 3:   Inventories

        Inventories, net consist of the following (in thousands):

	December 31,
	2005	2004
Raw materials	$28,497	$23,817
Work-in-process	4,634	2,320
Finished goods	29,696	27,906

	$62,827	$54,043

Note 4:   Property and equipment

        Property and equipment consist of the following (in thousands):

	December 31,
	2005	2004
Land	$7,085	$5,869
Buildings	124,428	126,878
Furniture and equipment	91,073	138,893

	222,586	271,640
Accumulated depreciation	(78,256)	(121,857)

	$144,330	$149,783

        Depreciation expense for the years ended December 31, 2005, 2004 and 2003, was $17.8 million, $17.3 million and $18.5 million, respectively.

Note 5:   Intangibles

        Intangibles at December 31, 2005 and 2004 are as follows:

	2005			2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$50,201	$(32,651)	$17,550	$36,821	$(25,499)	$11,322
Acquired technology	20,257	(6,296)	13,961	6,466	(4,455)	2,011
Patents	11,647	(2,445)	9,202	8,575	(1,960)	6,615
Other	4,826	(1,937)	2,889	1,933	(1,057)	876

	$86,931	$(43,329)	$43,602	$53,795	$(32,971)	$20,824

        Software development costs capitalized during 2005, 2004 and 2003 were $13.4 million, $5.0 million and $9.7 million, respectively, and related amortization was $7.2 million, $6.6 million and $4.9 million, respectively.

        Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Patents are amortized using the straight-line method over their estimated period of benefit, generally seventeen years. Total intangible assets amortization expense were $10.7 million, $8.3 million and $6.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

        Capitalized software development costs, acquired technology, patents and other have weighted-average useful lives of 2.4, 4.9, 11.8 and 4.9, respectively, as of the end of December 31, 2005. The estimated future amortization expense related to intangible assets as of December 31, 2005 is as follows:

Amount (in thousands)
2006	$13,300
2007	9,819
2008	7,753
2009	3,199
2010	2,441
Thereafter	7,090

$43,602

        We established a valuation reserve in 2004 for the estimated total impairment of our $2.5 million cost-method investment in a start-up company. This impairment was based on our lack of expected recovery of our investment based on the start-up company's lack of profitability.

Note 6:   Goodwill

        The carrying amount of goodwill for 2004 and 2005 are as follows:

Amount
(in thousands)
Balance as of December 31, 2003	$11,893
Acquisitions/purchase accounting adjustments	1,463
Divestitures	—

Balance as of December 31, 2004	13,356
Acquisitions/purchase accounting adjustments	39,177
Divestitures	—

Balance as of December 31, 2005	$52,533

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

Note 7:   Income taxes

        The components of income before income taxes are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Domestic	$40,460	$37,786	$35,717
Foreign	40,220	27,027	8,774

	$80,680	$64,813	$44,491

        The provision for income taxes charged to operations is as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Current tax expense:
U.S. federal	$11,022	$10,594	$8,434
State	1,029	1,106	477
Foreign	3,725	3,300	698

Total current	15,776	15,000	9,609

Deferred tax expense (benefit):
U.S. federal	2,396	1,041	1,023
State	(102)	121	39
Foreign	1,093	41	452

Total deferred	3,387	1,203	1,514

Total provision	$19,163	$16,203	$11,123

        Deferred tax liabilities (assets) at December 31, 2005 and 2004 as follows (in thousands):

	December 31,
	2005	2004
Capitalized software	$6,288	$4,171
Unrealized gain on derivative instruments	86	—
Depreciation and amortization	8,598	9,741
Unrealized exchange gain	1,238	50
Accrued rent expenses	—	256
Undistributed earnings of foreign subsidiaries	4,410	2,187

Gross deferred tax liabilities	20,620	16,405

Operating loss carryforwards	(22,672)	(15,557)
Intangibles	(71,125)	(93,995)
Vacation and other accruals	(2,946)	(2,646)
Inventory valuation and warranty provisions	(9,043)	(6,183)
Doubtful accounts and sales provisions	(1,545)	(1,135)
Intercompany profit	(2,442)	(2,847)
Accrued rent expenses	(17)	—
Accrued legal expenses	(12)	(1,134)
Unrealized loss on derivative instruments	—	(346)
10% minority stock investment	(911)	(947)
Stock-based compensation	(563)	—
Other	(629)	(772)

Gross deferred tax assets	(111,905)	(125,562)

Valuation allowance	91,534	106,187

Net deferred tax liability (asset)	$249	$(2,970)

        A reconciliation of income taxes at the U.S. federal statutory income tax rate to the effective tax rate follows:

	Years Ended December 31,
	2005	2004	2003
U.S. federal statutory tax rate	35%	35%	35%
Foreign sales corporation/ETI benefit	(2)	(3)	(4)
Domestic production activities	(1)	—	—
Foreign taxes more (less) than federal statutory rate	(7)	(6)	(4)
Change in valuation allowance	(1)	—	—
Research and development tax credit	(1)	(1)	(1)
Tax exempt interest	(1)	(1)	(2)
State income taxes, net of federal tax benefit	1	1	1
Other	1	—	—

Effective tax rate	24%	25%	25%

        As of December 31, 2005, eighteen of our subsidiaries have available, for income tax purposes, foreign net operating loss carryforwards of an aggregate of approximately $142.5 million, of which $7.5 million expire during the years 2008 — 2015 and $135.0 million of which may be carried forward indefinitely. Our tax valuation allowance relates to the realizability of certain of these foreign net operating loss carryforwards and benefits of tax deductible goodwill in excess of book goodwill.

        We maintain a manufacturing facility in Hungary. As a result of certain foreign investment incentives available under Hungarian law, the profit from our Hungarian operation is currently exempt from income tax. Based on our capital investment in Hungary and current exemption limits which apply to this and any capital investments made through December 31, 2005, we currently expect this special tax status will terminate on or before December 31, 2007. The aggregate tax benefit of the exemption was $3.4 million and $3.1 million for the years ended December 31, 2005 and 2004, respectively.

        In 2003, we restructured the organization of our manufacturing operation in Hungary. The tax deductible goodwill in excess of book goodwill created by this restructuring resulted in our being required to record a gross deferred tax asset of $91.0 million. The amortization of this excess tax deductible goodwill resulted in a $20.1 million and $11.3 million deferred tax asset for the associated net operating loss for the year ended December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, the gross deferred tax asset related to the excess tax goodwill was $71.1 million and $94.0 million, respectively, and the gross deferred tax asset related to the net operating loss was $20.1 million and $11.3 million, respectively. Because we do not expect to have significant taxable income in the relevant jurisdiction in future periods to realize the benefit of these deferred tax assets, a valuation allowance for the entire amount of these deferred tax assets has been established.

        We have not provided for U.S. federal income and foreign withholding taxes on approximately $72.6 million of certain non-U.S. subsidiaries’ undistributed earnings as of December 31, 2005. These earnings would become subject to taxes of approximately $24.3 million, if they were actually or deemed to be remitted to the parent company as dividends or if we should sell our stock in these subsidiaries. We currently intend to reinvest indefinitely these undistributed earnings.

Note 8:    Stockholders’ equity

   Stock repurchases and retirements

        In 1998, our Board of Directors approved the repurchase and retirement of shares of common stock to reduce the dilutive effect of our stock plans. Pursuant to the 1998 repurchase program we have repurchased and retired a total of 1,402,725 shares for approximately $23.1 million. In 2002, our Board of Directors approved a new repurchase and retirement plan, which replaced the 1998 plan. Under the plan approved in 2002, we have authorization to repurchase up to 4,700,000 shares of National Instruments stock. This plan has no expiration date. Pursuant to our repurchase program, we have repurchased and retired a total of 2,614,196 shares for approximately $65.5 million.

   Stock option plans

        Our stockholders approved the 1994 Incentive Stock Option Plan on May 9, 1994. At the time of approval, 9,112,500 shares of our common stock were reserved for issuance under this plan. In 1997, an additional 7,087,500 shares of our common stock were reserved for issuance under this plan, and an additional 750,000 shares were reserved for issuance under this plan, as amended, in 2004. The 1994 Plan terminated in May 2005, except with respect to outstanding awards previously granted thereunder. Awards under the plan were incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares vests over a five to ten-year period, beginning on the date of grant. Stock options must be exercised within ten years from date of grant. Stock options were issued at the market price at the grant date.

        Transactions under all stock option plans are summarized as follows:

	Number of shares under option	Weighted average exercise price
Outstanding at December 31, 2002	10,488,007	$17.14
Exercised	(1,121,795)	10.28
Canceled	(315,001)	23.55
Granted	675,207	22.15

Outstanding at December 31, 2003	9,726,418	$18.07
Exercised	(882,539)	9.60
Canceled	(325,912)	27.66
Granted	1,262,599	29.71

Outstanding at December 31, 2004	9,780,566	$20.02
Exercised	(1,188,614)	10.72
Canceled	(358,444)	29.49
Granted	244,725	24.24

Outstanding at December 31, 2005	8,478,233	$21.05

Options exercisable at December 31:
2003	6,278,297	$15.35
2004	6,353,236	17.23
2005	5,946,139	19.10
	Number of shares under options	Weighted average fair value
Weighted average, grant date fair value of options granted during:
2003	675,207	$12.07
2004	1,262,599	16.72
2005	244,725	12.85
	December 31, 2005
	Options Outstanding			Options Exercisable
Exercise price	Number outstanding as of 12/31/2005	Weighted average exercise price	Weighted average remaining contractual life	Number exercisable as of 12/31/2005	Weighted average exercise price
$ 5.93 - $ 9.37	301,800	$6.47	—	299,561	$6.47
9.63 - 15.22	1,728,052	$10.79	3	1,656,602	$10.74
15.31 - 20.83	1,647,212	$16.75	6	1,315,914	$16.08
21.04 - 28.39	2,212,173	$22.52	6	1,276,545	$22.28
28.79 - 34.38	2,588,996	$31.08	8	1,397,517	$31.65

	8,478,233	$21.05	4.55	5,946,139	$19.10

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Dividend expense yield	0.2%	0.2%	0.1%
Expected life	5.5 years	5.5 years	5 years
Expected volatility	43.3%	53.2%	55.8%
Risk-free interest rate	4.0%	2.7%	2.7%

   Restricted stock plan

        Our stockholders approved the 2005 Incentive Plan on May 10, 2005. At the time of approval, 2,700,000 shares of our common stock were reserved for issuance under this plan, as well as the number of shares which had been reserved, but not issued under the 1994 Plan (our incentive stock option plan which terminated in May 2005), and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and restricted stock units to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting may accelerate based on Company performance. Shares available for grant at December 31, 2005 were 4,277,992.

        Transactions under the restricted stock plan are summarized as follows:

	RSUs
	Number of RSUs	Weighted Average Grant Price
Balance at January 1, 2005	0	0
Granted	813,305	22.24
Vested/exercised	0	0
Canceled	(15,000)	22.12

Balance at December 31, 2005	798,305	22.24

   Employee stock purchase plan

        Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the participation period. On December 21, 2005, our Compensation Committee amended the periods to be quarterly beginning on November 1, February 1, May 1 and August 1 of each year. The initial period commences in April 1, 2006 and ends on July 31, 2006. Employees may designate up to 15% of their compensation for the purchase of common stock. Common stock reserved for future employee purchases aggregated 1,362,850 shares at December 31, 2005. Shares issued under this plan were 467,932 in 2005. The weighted average fair value of the employees’ purchase rights, as shown below was estimated using the Black-Scholes model with the following assumptions:

	2005	2004	2003
Dividend expense yield	0.2%	0.2%	0.1%
Expected life	6 months	6 months	6 months
Expected volatility	29%	35%	33%
Risk-free interest rate	3.2%	1.0%	1.1%

        Weighted average, grant date fair value of purchase rights granted under the Employee Stock Purchase Plan:

	Number of shares	Weighted average fair value
2003	389,864	$5.96
2004	380,211	7.73
2005	467,932	6.08

   Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

        We have 5,000,000 authorized shares of preferred stock. On January 21, 2004, our Board of Directors designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with its adoption of a Preferred Stock Rights Agreement (the “Rights Agreement”) and declaration of a dividend of one preferred share purchase right (a “Right”) for each share of common stock outstanding held as of May 10, 2004 or issued thereafter. Each Right will entitle its holder to purchase one one-thousandth of a share of National Instruments’ Series A Participating Preferred Stock at an exercise price of $200, subject to adjustment, under certain circumstances. The Rights Agreement was not adopted in response to any effort to acquire control of National Instruments.

        The Rights only become exercisable in certain limited circumstances following the tenth day after a person or group announces acquisitions of or tender offers for 20% or more of our common stock. In addition, if an acquirer (subject to certain exclusions for certain current stockholders of National Instruments, an “Acquiring Person”) obtains 20% or more of our common stock, then each Right (other than the Rights owned by an Acquiring Person or its affiliates) will entitle the holder to purchase, for the exercise price, shares of our common stock having a value equal to two times the exercise price. Under certain circumstances, our Board of Directors may redeem the Rights, in whole, but not in part, at a purchase price of $0.01 per Right. The Rights have no voting privileges and are attached to and automatically traded with our common stock until the occurrence of specified trigger events. The Rights will expire on the earlier of May 10, 2014 or the exchange or redemption of the Rights.

Note 9:   Employee retirement plan

        We have a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code. Substantially all domestic employees with at least thirty days of continuous service are eligible to participate and may contribute up to 15% of their compensation. The Board of Directors has elected to make matching contributions equal to 50% of employee contributions, which may be applied to a maximum of 6% of each participant’s compensation. Employees are eligible for our matching contributions after one year of continuous service. Company contributions vest immediately. Our policy prohibits participants from direct investment in shares of our common stock within the plan. Company contributions charged to expense were $2.6 million, $2.4 million and $2.0 million in 2005, 2004 and 2003, respectively.

Note 10:   Financial instruments

   Fair value of financial instruments

        The estimated fair value amounts disclosed below have been determined using available market information and valuation methodologies described below. For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amount approximates fair value due to the short-term maturity of these instruments. The estimated fair values of the other assets (liabilities) of our remaining financial instruments at December 31, 2005 and 2004 are as follows (in thousands):

	December 31,
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term investments	$119,846	$119,846	$150,392	$150,392
Other assets/liabilities:
Forward contracts	523	523	(2,940)	(2,940)

        The fair values of short-term investments and foreign currency forward contracts were estimated based upon quotes from brokers as of the applicable balance sheet date.

Note 11:   Derivative instruments and hedging activities

        We have operations in 40 countries. Approximately 52% of our revenues are generated outside the Americas. Our activities expose us to a variety of market risks, including the effects of changes in foreign-currency exchange rates and interest rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

        We maintain a foreign-currency risk management strategy that uses derivative instruments (foreign currency forward and purchased options contracts) to protect our earnings and cash flows from fluctuations caused by the volatility in currency exchange rates. Movements in foreign-currency exchange rates pose a risk to our operations and competitive position, since exchange rate changes may affect our profitability and cash flow, and business or pricing strategies of our non-U.S. based competitors.

   Foreign currency fair value and cash flow hedges

        The vast majority of our foreign sales are denominated in the customers’ local currency. We purchase foreign currency forward and purchased options contracts as hedges of forecasted sales that are denominated in foreign currencies and as hedges of foreign currency denominated receivables. These contracts are entered into to protect against the risk that the eventual dollar-net-cash inflows resulting from such sales or firm commitments will be adversely affected by changes in exchange rates.

        We held forward contracts with notional amounts totaling $24.1 million and $31.3 million at December 31, 2005 and 2004, respectively, that were designated as foreign currency fair value hedges of our foreign denominated receivables. The fair value of these contracts, which are for 90-day periods, is a receivable of $278,000 and a liability of $2.6 million at December 31, 2005 and 2004, respectively. We recorded net gains of $2.2 million, and net losses of $2.6 million and $4.6 million for fair value hedges for the years ended December 31, 2005, 2004 and 2003, respectively, which was recorded in “Foreign Exchange Gain (Loss).” We hedge up to 90% of our outstanding foreign denominated receivables.

        We held forward contracts with a notional amount of $7.1 million and $10.2 million at December 31, 2005 and 2004, respectively, that were designated as foreign currency cash flow hedges related to our anticipated sales transactions. The fair value of these contracts, which are for terms up to twelve months, is a receivable of $245,000 and a liability of $309,000 at December 31, 2005 and 2004, respectively, and a net unrealized deferred gain of $245,000 and a net unrealized deferred loss of $309,000 at December 31, 2005 and 2004, respectively, was recorded in “Accumulated Other Comprehensive Income.” We hedge up to 100% of anticipated foreign currency denominated cash inflows for up to 40 months. We recorded net gains of $105,000 and net losses of $5.8 million and $6.9 million for cash flow hedges for the year ended December 31, 2005, 2004 and 2003, respectively, which was included in “Net Sales.”

        As of December 31, 2005, $245,000 of deferred gains on cash flow hedges recorded in “Accumulated Other Comprehensive Income” are expected to be reclassified to earnings during the next twelve months. The actual foreign sales expected to occur over the next twelve months will necessitate the reclassifying to earnings of these derivative losses.

        Hedge effectiveness of a foreign currency option contract designated as a cash flow hedge is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the forecasted transaction’s terminal value. No amounts were excluded from the assessment of hedge effectiveness for the years ended December 31, 2005 and 2004.

Note 12:   Segment information

        In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, we determine operating segments using the management approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our operating segments. It also requires disclosures about products and services, geographic areas and major customers.

        While we sell our products to many different markets, management has chosen to organize the Company by geographic areas, and as a result has determined that we have one operating segment. Substantially all of the interest income, depreciation and amortization is recorded in the Americas. Net sales, operating income and identifiable assets, classified by the major geographic areas in which we operate, are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Net sales:
Americas:
Unaffiliated customer sales	$275,524	$243,651	$200,210
Geographic transfers	87,072	84,520	63,483

	362,596	328,171	263,693

Europe:
Unaffiliated customer sales	171,499	164,895	137,761
Geographic transfers	125,650	99,958	50,301

	297,149	264,853	188,062

Asia Pacific:
Unaffiliated customer sales	124,818	105,542	87,921

Eliminations	(212,722)	(184,478)	(113,784)

	$571,841	$514,088	$425,892

	Years Ended December 31,
	2005	2004	2003
Operating income:
Americas	$63,267	$53,472	$31,649
Europe	61,790	55,705	44,428
Asia Pacific	40,996	38,211	35,168
Unallocated:
Research and development expenses	(87,841)	(84,692)	(70,896)

	$78,212	$62,696	$40,349

	December 31,
	2005	2004
Identifiable assets:
Americas	$459,391	$454,791
Europe	73,297	80,578
Asia Pacific	75,648	46,724

	$608,336	$582,093

        Total sales outside the United States for 2005, 2004 and 2003 were $323.9 million, $293.3 million and $244.9 million, respectively.

Note 13:   Commitments, contingencies and leases

        We have commitments under non-cancelable operating leases primarily for office facilities and equipment. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Future minimum lease payments as of December 31, 2005, for each of the next five years are as follows (in thousands):

2006	$6,068
2007	3,495
2008	2,293
2009	1,588
2010	880
Thereafter	172

$14,496

        Rent expense under operating leases was approximately $7.8 million, $6.5 million and $6.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

        As of December 31, 2005, we have non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $5.6 million over the next twelve months.

        As of December 31, 2005, we have outstanding guarantees for payment of foreign operating leases, customs and foreign grants totaling approximately $2.9 million.

Note 14:   Litigation

        We filed a patent infringement action on January 25, 2001 in the U.S. District Court, Eastern District of Texas (Marshall Division) claiming that The MathWorks, Inc. (“MathWorks”) infringed certain of our U.S. patents. On January 30, 2003, a jury found infringement by MathWorks of three of the patents involved and awarded us specified damages. On June 23, 2003, the District Court entered final judgment in favor of us and entered an injunction against MathWorks’ sale of its Simulink and related products and stayed the injunction pending appeal. Upon appeal, the judgment and the injunction were affirmed by the U.S. Court of Appeals for the Federal Circuit (September 3, 2004). Subsequently the stay of injunction was lifted by the District Court. In November 2004, the final judgment amount of $7.4 million which had been held in escrow pending appeal was released to us.

        An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court’s decision of June 23, 2003, (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks’ declaratory judgment complaint, denying MathWorks’ claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks’ modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court’s denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. The case schedule has yet to be set in this action. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. We charged approximately $19,000 against this accrual during the fourth quarter of 2005. We have charged a total of $344,000 against this accrual through December 31, 2005.

NOTE 15:    Acquisitions

        On January 31, 2005, we acquired all of the common stock of Toronto, Canada-based Electronics Workbench, a supplier of electronics design automation software. The acquisition was accounted for as a purchase. The purchase price of the acquisition, subject to adjustment as provided for in the purchase agreement, was $12.1 million in cash. We funded the purchase price from existing cash balances. Our consolidated financial statements include the operating results from the date of acquisition. Pro-forma results of operations have not been presented because the effects of those operations were not material. In accordance with SFAS 141, Business Combinations, the total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective estimated fair values at the date of acquisition. The purchase price and resulting allocation to the underlying assets acquired, net of deferred income taxes, were as follows (in thousands):

Goodwill	$8,169
Acquired Core Technology	2,917
Intangible Assets	521
Trade Accounts Receivable	1,277
Other Net Tangible Liabilities	(749)

Total Assets Acquired	$12,135

        On April 29, 2005, we acquired the operating assets of Measurement Computing Corporation (MCC), a provider of low-cost data acquisition products. The acquisition was accounted for as a purchase. We acquired the operating assets of MCC, which included the legal positions of MCC and SoftWIRE in litigation against us. As a result of the asset acquisition, a pending legal action was dismissed with prejudice and we eliminated our remaining $1.9 million accrual for patent defense costs related to MCC. The gain that resulted from the elimination of the accrual was recorded in general and administrative expenses in the quarter ended June 30, 2005. The purchase price of the acquisition, subject to adjustment as provided for in the purchase agreement, was $33.2 million in cash. We funded the purchase price from existing cash balances. Our consolidated financial statements include the operating results from the date of acquisition. Pro-forma results of operations have not been presented because the effects of those operations were not material. In accordance with SFAS 141, the total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable assets, based on their respective estimated fair values at the date of acquisition. Analysis supporting the purchase price allocation includes a valuation of assets and liabilities as of the closing date, including a third party valuation of intangible items and a detailed review of the opening balance sheet to determine adjustments required to recognize assets and liabilities at fair value. The purchase price and resulting allocation to the underlying assets acquired, net of deferred income taxes, were as follows (in thousands):

Goodwill	$22,928
Acquired Core Technology	5,500
Intangible Assets	2,320
Trade Accounts Receivable	1,443
Inventories	1,476
Other Net Tangible Liabilities	(516)

Total Assets Acquired	$33,151

        In accordance with FASB Interpretation 4, “Applicability of FASB Statement 2 to Business Contributions Accounted for by the Purchase Method”, the $200,000 of in-process research and development acquired was written-off at the date of acquisition and was recorded in research and development expenses.

        On October 17, 2005, we acquired the operating assets of IOtech, Inc., a provider of PC-based data acquisition and instrumentation products. The acquisition was accounted for as a purchase. The purchase price of the acquisition, subject to adjustment as provided for in the purchase agreement, was $17.6 million in cash. We funded the purchase price from existing cash balances. Our consolidated financial statements include the operating results from the date of acquisition. Pro-forma results of operations have not been presented because the effects of those operations were not material. In accordance with SFAS 141, the total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable assets, based on their respective estimated fair values at the date of acquisition. The purchase price and resulting allocation to the underlying assets acquired, net of deferred income taxes, were as follows (in thousands):

Goodwill	$8,993
Acquired Core Technology	4,205
Intangible Assets	542
Trade Accounts Receivable	1,621
Inventories	2,697
Other Net Tangible Liabilities	(453)

Total Assets Acquired	$17,605

        Goodwill is deductible for tax purposes. Goodwill is not amortized but is reviewed periodically for impairment. Acquired core technology and intangible assets are amortized over their useful lives, which range from three to eight years. Amortization expense for intangible assets acquired was approximately $2.0 million for 2005, of which approximately $1.7 million was recorded in cost of sales and approximately $309,000 was recorded in operating expenses. The estimated amortization expense of intangible assets acquired for the current fiscal year and in future years will be recorded in the consolidated statements of income as follows (in thousands):

Fiscal Year	Cost of Sales	Acquisition related costs and amortization, net	Total
2006	$2,689	$450	$3,139
2007	2,689	450	3,139
2008	2,532	412	2,944
2009	2,259	338	2,597
2010	1,725	177	1,902
Thereafter	1,166	271	1,437
Total	$13,060	$2,098	$15,158

Note 16:   Related party transactions

        During 2002, we contributed approximately $3.6 million to the National Instruments Foundation, a 501(c)(3) charitable foundation established in 2002 for the purpose of continued promotion of scientific and engineering research and education at higher education institutions worldwide. This contribution was recorded as general and administrative expense in 2002. Two of the four directors of the National Instruments Foundation are current officers of National Instruments.

Note 17:   Quarterly results (unaudited)

        The following quarterly results have been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The unaudited quarterly financial data for each of the eight quarters in the two years ended December 31, 2005 are as follows (in thousands, except per share data):

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2005	2005	2005	2005
Net sales	$129,740	$140,822	$141,618	$159,661
Gross profit	97,376	104,109	103,725	117,322
Operating income	14,182	19,093	18,343	26,594
Net income	11,136	15,024	14,399	20,958
Basic earnings per share	$0.14	$0.19	$0.18	$0.27
Weighted average shares outstanding-basic	79,175	78,303	78,158	78,505
Diluted earnings per share	$0.14	$0.19	$0.18	$0.26
Weighted average shares outstanding-diluted	81,924	80,190	80,575	80,821
Dividends declared per share	$0.05	$0.05	$0.05	$0.05
	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2004	2004	2004	2004
Net sales	$124,638	$127,127	$125,348	$136,975
Gross profit	93,068	93,802	91,101	100,643
Operating income	16,345	15,008	10,037	21,305
Net income	12,827	11,360	7,937	16,485
Basic earnings per share	$0.16	$0.15	$0.10	$0.21
Weighted average shares outstanding-basic	77,964	78,287	78,671	78,823
Diluted earnings per share	$0.16	$0.14	$0.10	$0.20
Weighted average shares outstanding-diluted	81,905	81,994	81,749	81,802
Dividends declared per share	$0.03	$0.05	$0.05	$0.05

Note 18:   Subsequent Event

        On January 25, 2006, our Board of Directors declared a quarterly cash dividend of $0.06 per common share, payable February 27, 2006, to shareholders of record February 6, 2006.

SCHEDULE II

NATIONAL INSTRUMENTS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Allowance for doubtful accounts and sales returns:

Year	Description	Balance at Beginning of Period	Provision for Bad Debt Expense	Write-Offs Charged to Allowances	Balance at End of Period
2003	Allowance for doubtful accounts and sales returns	$3,751	$501	$1,008	$3,244
2004	Allowance for doubtful accounts and sales returns	3,244	596	329	3,511
2005	Allowance for doubtful accounts and sales returns	3,511	1,462	239	4,734