Form 10-Q
period 2006-03-31
NATIONAL INSTRUMENTS CORP /DE/
filed 2006-05-09
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended: March 31, 2006 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes        No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock - $0.01 par value	Outstanding at May 8, 2006 79,628,275

NATIONAL INSTRUMENTS CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2006	December 31, 2005

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,527	$55,864
Short-term investments	135,298	119,846
Accounts receivable, net	94,184	95,733
Inventories, net	72,961	62,827
Prepaid expenses and other current assets	16,509	13,146
Deferred income taxes, net	15,177	14,890

Total current assets	392,656	362,306
Property and equipment, net	142,680	144,330
Goodwill, net	52,533	52,533
Intangible assets, net	41,309	43,602
Other long-term assets	5,778	5,565

Total assets	$634,956	$608,336

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$32,101	$30,832
Accrued compensation	19,310	18,084
Deferred revenue	16,984	16,018
Accrued expenses and other liabilities	9,176	8,838
Other taxes payable	11,658	13,848

Total current liabilities	89,229	87,620
Deferred income taxes	16,866	16,866

Total liabilities	106,095	104,486

Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized;
none issued and outstanding	—	—
Common stock: par value $0.01; 180,000,000 shares authorized;
79,204,452 and 79,276,086 shares issued and outstanding, respectively	792	793
Additional paid-in capital	91,328	91,430
Deferred stock-based compensation	—	(16,547)
Retained earnings	437,754	429,859
Accumulated other comprehensive income (loss)	(1,013)	(1,685)

Total stockholders' equity	528,861	503,850

Total liabilities and stockholders' equity	$634,956	$608,336

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,

	2006	2005

Net sales	$154,752	$129,740
Cost of sales (including $106 and -0-, respectively, of non-cash stock compensation)	41,505	32,364

Gross profit	113,247	97,376

Operating expenses:
Sales and marketing (including $1,481 and -0-, respectively, of non-cash stock compensation)	56,400	51,573
Research and development (including $1,397 and -0-, respectively, of non-cash stock compensation)	27,982	20,383
General and administrative (including $590 and -0-, respectively, of non-cash stock compensation)	13,039	11,238

Total operating expenses	97,421	83,194

Operating income	15,826	14,182
Other income (expense):
Interest income	1,253	985
Net foreign exchange loss	(386)	(528)
Other income, net	189	14

Income before income taxes	16,882	14,653
Provision for income taxes (including $536 and -0-, respectively, of benefit from non-cash stock
compensation)	4,280	3,517

Net income	$12,602	$11,136

Basic earnings per share	$0.16	$0.14

Weighted average shares outstanding - basic	79,053	79,175

Diluted earnings per share	$0.15	$0.14

Weighted average shares outstanding - diluted	81,608	81,924

Dividends declared per share	$0.06	$0.05

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,

	2006	2005

Cash flow from operating activities:
Net income	$12,602	$11,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,478	6,321
Stock-based compensation	3,710	—
Provision for (benefit from) deferred income taxes	(455)	281
Tax benefit from stock option plans	—	675
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	1,549	1,227
Increase in inventories	(10,134)	(1,849)
Increase in prepaid expenses and other assets	(3,176)	(1,219)
Increase in accounts payable	1,269	4,954
Increase in deferred revenue	966	1,087
Decrease in taxes and other liabilities	(626)	(8,154)

Net cash provided by operating activities	14,183	14,459

Cash flow from investing activities:
Acquisition, net of cash received	—	(11,534)
Capital expenditures	(2,683)	(4,476)
Capitalization of internally developed software	(1,207)	(3,047)
Additions to other intangibles	(205)	(396)
Purchases of short-term investments	(46,567)	(13,424)
Sales and maturities of short-term investments	31,115	17,758

Net cash used in investing activities	(19,547)	(15,119)

Cash flow from financing activities:
Proceeds from issuance of common stock	9,670	3,084
Dividends paid	(4,707)	(3,958)
Tax benefit from stock option plans	3,064	—

Net cash provided by (used in) financing activities	8,027	(874)

Net increase (decrease)in cash and cash equivalents	2,663	(1,534)
Cash and cash equivalents at beginning of period	55,864	76,216

Cash and cash equivalents at end of period	$58,527	$74,682

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at March 31, 2006 and December 31, 2005, and the results of our operations and cash flows for the three-month periods ended March 31, 2006 and 2005. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Certain prior year amounts have been reclassified to conform with the 2006 presentation.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three-month periods ended March 31, 2006 and 2005, respectively, are as follows (in thousands):

	March 31,

	(unaudited)
	2006	2005

Weighted average shares outstanding-basic	79,053	79,175
Plus: Common share equivalents
Stock options	2,555	2,749

Weighted average shares outstanding-diluted	81,608	81,924

Stock options to acquire 1,697,000 and 3,014,000 shares for the quarters ended March 31, 2006 and 2005, respectively, were excluded in the computations of diluted EPS because the effect of including these stock options would have been anti-dilutive.

NOTE 3 – Inventories

Inventories, net consist of the following (in thousands):

	March 31,	December 31,

	(unaudited)
	2006	2005

Raw materials	$34,213	$28,497
Work-in-process	4,642	4,634
Finished goods	34,106	29,696

	$72,961	$62,827

NOTE 4 – Intangibles

Intangibles at March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006			December 31, 2005

	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Capitalized software development costs	$51,408	$(35,206)	$16,202	$50,201	$(32,651)	$17,550
Acquired technology	20,412	(7,232)	13,180	20,257	(6,296)	13,961
Patents	11,752	(2,533)	9,219	11,647	(2,445)	9,202
Other	5,002	(2,294)	2,708	4,826	(1,937)	2,889

	$88,574	$(47,265)	$41,309	$86,931	$(43,329)	$43,602

Software development costs capitalized for the three months ended March 31, 2006 and 2005 were $1.2 million and $3.0 million, respectively, and related amortization was $2.6 million and $1.7 million, respectively.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Patents are amortized using the straight-line method over their estimated period of benefit, generally seventeen years. Total intangible assets amortization expense were $3.8 million and $2.1 million for the three months ended March 31, 2006 and 2005, respectively.

NOTE 5 – Goodwill

The carrying amount of goodwill for 2006 is as follows:

Amount (in thousands)

Balance as of December 31, 2005	$52,533
Acquisitions/purchase accounting adjustments	—
Divestitures	—

Balance as of March 31, 2006	52,533

The excess purchase price over the fair value of assets acquired is recorded as goodwill. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. No impairment of goodwill has been identified during the period presented.

NOTE 6 – Comprehensive Income

Our comprehensive income is comprised of net income, foreign currency translation and unrealized gains and losses on forward and option contracts and securities available for sale. Comprehensive income for the three-month periods ended March 31, 2006 and 2005 was as follows (in thousands):

	Three Months Ended March 31,

	(unaudited)
	2006	2005

Comprehensive income:
Net income	$12,602	$11,136
Foreign currency translation gains (losses)	684	(1,922)
Unrealized gains (losses) on derivative instruments	(19)	436
Unrealized gains (losses) on available for sale securities	7	(258)

Total comprehensive income	$13,274	$9,392

NOTE 7 – Stock-Based Compensation Plans

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123R (“SFAS 123R”) “Share-based Payments,” using the modified-prospective-transition method. Under this method, prior periods are not restated. Under this transition method, stock compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Prior to adopting SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock grants as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. As a result, $3.1 million of excess tax benefits for the three months ended March 31, 2006 have been classified as financing cash flows.

Prior to the effective date of SFAS 123R, the Company applied Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations for our stock option grants. APB 25 provides that the compensation expense relative to our stock options is measured based on the intrinsic value of the stock option at date of grant.

As a result of adopting SFAS 123R on January 1, 2006, our income before income taxes and net income for the three months ended March 31, 2006 are $3.6 million and $3.0 million lower, respectively, than if we had continued to account for stock-based compensation under APB 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.20 and $0.19, respectively if we had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $0.16 and $0.15, respectively.

Had we previously recognized compensation costs as prescribed by SFAS 123, previously reported net income, basic earnings per share and diluted earnings per share would have changed to the pro forma amounts shown below (in thousands, except per share amounts):

Three Months Ended March 31, 2005

(unaudited)
Net income, as reported	11,136
Stock-based compensation included in reported net income, net of related tax effects	—
Total stock-based compensation expense determined under fair value method for all
awards, net of related tax effects	(3,169)

Pro-forma net income	7,967

Earnings per share:
Basic - as reported	$0.14
Basic - pro-forma	$0.10
Diluted - as reported	$0.14
Diluted - pro-forma	$0.10

Pro-forma disclosures for the three month period ended March 31, 2006 are not presented because the amounts are recognized in the Consolidated Statements of Income.

      Stock option plans

Our stockholders approved the 1994 Incentive Stock Option Plan (the “1994 Plan”) on May 9, 1994. At the time of approval, 9,112,500 shares of our common stock were reserved for issuance under this plan. In 1997, an additional 7,087,500 shares of our common stock were reserved for issuance under this plan, and an additional 750,000 shares were reserved for issuance under this plan, as amended, in 2004. The 1994 Plan terminated in May 2005, except with respect to outstanding awards previously granted thereunder. Awards under the plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares vests over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth. Shares can not accelerate to vest over a period less than five years. Stock options must be exercised within ten years from date of grant. Stock options were issued at the market price at the grant date. As part of the requirements of SFAS 123R, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

Transactions under all stock option plans are summarized as follows:

	Number of shares under option	Weighted average exercise price

Outstanding at December 31, 2005	8,478,233	$21.05
Exercised	(761,089)	13.23
Canceled	(25,504)	24.87
Granted	—	—

Outstanding at March 31, 2006	7,691,640	$21.80

The aggregate intrinsic value of stock options at exercise, represented in the table above, was $15.2 million for the quarter ended March 31, 2006. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $24.6 million as of the end of the first quarter of 2006, related to approximately 2,030,000 shares with a per share weighted average fair value of $25.73. We anticipate this expense to be recognized over a weighted average period of approximately 5 years.

	March 31, 2006

	Options Outstanding			Options Exercisable

Range of Exercise prices	Number outstanding as of 03/31/2006	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of 03/31/2006	Weighted average exercise price

$ 6.5926 - $ 9.6297	881,135	1.03	$9.5686	873,200	$9.5680
9.8889 - 15.3055	1,671,096	2.50	$14.0943	1,616,101	$14.1375
15.5555 - 21.0417	1,829,617	5.89	$20.6175	1,193,999	$20.6330
21.2533 - 29.8500	1,823,816	7.71	$27.6702	768,849	$27.1052
30.5100 - 34.3750	1,485,976	4.25	$31.9936	1,209,504	$32.0022

	7,691,640	4.52	$21.8046	$5,661,653	$20.3801

The weighted average remaining contractual life of options exercisable as of March 31, 2006 was 3.75 years. No options were granted in the three months ended March 31, 2006 as our incentive option plan terminated in May 2005. The fair value of options granted in 2005 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2005

Dividend expense yield	0.2%
Expected life	5.5 years
Expected volatility	43.3%
Risk-free interest rate	4.0%

         Restricted stock plan

Our stockholders approved the 2005 Incentive Plan on May 10, 2005. At the time of approval, 2,700,000 shares of our common stock were reserved for issuance under this plan, as well as the number of shares which had been reserved, but not issued under the 1994 Plan (our stock option plan which terminated in May 2005), and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and restricted stock units to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth. Ten year awards can not accelerate to vest over a period less than five years. Shares available for grant at March 31, 2006 were 4,257,942. As part of the requirements of SFAS 123R, the Company is required to estimate potential forfeitures of restricted stock units and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

Transactions under the restricted stock plan are summarized as follows:

	RSUs

	Number of RSUs	Weighted Average Grant Price

Balance at December 31, 2005	798,305	22.24
Granted	28,900	32.45
Vested/exercised	0	0
Canceled	(8,850)	22.23

Balance at March 31, 2006	818,355	22.47

Total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $16.1 million as of the end of the first quarter of 2006, related to 818,355 shares with a per share weighted average fair value of $32.62. We anticipate this expense to be recognized over a weighted average period of approximately 7.5 years.

      Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the participation period. On December 21, 2005, our Compensation Committee amended the periods to be quarterly beginning on November 1, February 1, May 1 and August 1 of each year. The initial period commences in April 1, 2006 and ends on July 31, 2006. Employees may designate up to 15% of their compensation for the purchase of common stock. Common stock reserved for future employee purchases aggregated 1,362,850 shares at March 31, 2006. No shares were issued under this plan in the three months ended March 31, 2006.

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

NOTE 8 – Commitments and Contingencies

We offer a one-year limited warranty on most hardware products, with a two or three-year warranty on a subset of our hardware products, which is included in the sales price of many of our products. Provision is made for estimated future warranty costs at the time of sale pursuant to SFAS 5, Accounting for Loss Contingencies, for the estimated costs that may be incurred under the basic limited warranty. Our estimate is based on historical experience and product sales during this period.

The warranty reserve for the three-month periods ended March 31, 2006 and 2005, respectively, was as follows (in thousands):

	Three Months Ended March 31,

	(unaudited)
	2006	2005

Balance at the beginning of the period	$915	$815
Accruals for warranties issued during the period	401	399
Settlements made (in cash or in kind) during the period	(401)	(399)

Balance at the end of the period	$915	$815

As of March 31, 2006, we have outstanding guarantees for payment of foreign operating leases, customs and foreign grants totaling approximately $3.1 million.

As of March 31, 2006, we have non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $6.8 million over the next twelve months.

NOTE 9 – Segment Information

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

	Three Months Ended March 31,

	(unaudited)
	2006	2005

Net sales:
Americas:
Unaffiliated customer sales	$74,892	$61,291
Geographic transfers	23,958	20,083

	98,850	81,374

Europe:
Unaffiliated customer sales	45,385	39,102
Geographic transfers	38,219	26,584

	83,604	65,686

Asia Pacific:
Unaffiliated customer sales	34,475	29,347

Eliminations	(62,177)	(46,667)

	$154,752	$129,740

Operating income:
Americas	$14,756	$13,563
Europe	16,827	11,139
Asia Pacific	12,225	9,863
Unallocated:
Research and development expenses	(27,982)	(20,383)

	$15,826	$14,182

	March 31, 2006	December 31, 2005

	(unaudited)
Identifiable assets:
Americas	$456,542	$436,170
Europe	133,007	129,420
Asia Pacific	45,407	42,746

	$634,956	$608,336

Total sales outside the United States for the quarters ended March 31, 2006 and 2005 were $87.7 million and $75.0 million, respectively.

NOTE 10 – Recently Issued Accounting Pronouncements

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

NOTE 11 – Litigation

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

An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court’s decision of June 23, 2003, (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks’ declaratory judgment complaint, denying MathWorks’ claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks’ modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court’s denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. The case schedule has yet to be set in this action. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. We charged approximately $108,000 against this accrual during the first quarter of 2006. We have charged a total of $452,000 against this accrual through March 31, 2006.

NOTE 12 – Acquisitions

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

Goodwill is deductible for tax purposes. Goodwill is not amortized but is reviewed periodically for impairment. Acquired core technology and intangible assets are amortized over their useful lives, which range from three to eight years. Amortization expense for intangible assets acquired was approximately $787,000 and $106,000 for the three months ended March 31, 2006 and 2005, respectively, of which approximately $666,000 and $0 was recorded in cost of sales for the three months ended March 31, 2006 and 2005, respectively, and approximately $121,000 and $106,000 was recorded in operating expenses for the three months ended March 31, 2006 and 2005, respectively. The estimated amortization expense of intangible assets acquired for the current fiscal year and in future years will be recorded in the consolidated statements of income as follows (in thousands):

Fiscal Year	Cost of Sales	Acquisition related costs and amortization, net	Total

2006	$2,689	$450	$3,139
2007	2,689	450	3,139
2008	2,532	412	2,944
2009	2,259	338	2,597
2010	1,725	177	1,902
Thereafter	1,166	271	1,437

Total	$13,060	$2,098	$15,158

NOTE 13 – Subsequent Event

On April 26, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per common share, payable May 30, 2006, to shareholders of record on May 8, 2006.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding our future financial performance or operations (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “may,” “will,” “project,” “continue,” or “estimate” or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” beginning on page 23, and the discussion below. Readers are also encouraged to refer to the documents regularly filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for further discussion of our business and the risks attendant thereto.

   Overview

        National Instruments designs, develops, manufactures and markets instrumentation and automation software and hardware for general commercial, industrial and scientific applications. We offer hundreds of products used to create virtual instrumentation systems for measurement and automation. We have identified a large and diverse market for design, control and test applications. Our products are used in a variety of applications from research and development to production testing, monitoring and industrial control. We sell to a large number of customers in a wide variety of industries. No single customer accounted for more than 3% of our sales in the first quarter of 2006 or in the years 2005, 2004 or 2003.

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

Leveraging external and internal technology:

        Our product strategy is to provide superior products by leveraging generally available technology, supporting open architectures on multiple platforms and by leveraging our own core technologies such as custom ASICs (application-specific integrated circuits) across multiple products.

        We sell into the test and measurement (“T&M”) and the industrial automation (“IA”) industries and as such are subject to the economic and industry forces which drive those markets. It has been our experience that the performance of these industries and our performance is impacted by general trends in industrial production for the global economy and by the specific performance of certain vertical markets that are intensive consumers of measurement technologies. Examples of these markets are semiconductor capital equipment, telecom, defense, aerospace, automotive and others. In assessing our business, our management considers the trends in Global Purchasing Managers Index (published by JP Morgan), global industrial production as well as industry reports on the specific vertical industries mentioned earlier.

        We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the United States and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 52%, and 53% of our revenues in the three month periods ended March 31, 2006 and 2005, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign-currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. See Note 9 of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income and identifiable assets.

        We manufacture a substantial majority of our products at our facilities in Debrecen, Hungary. Additional production primarily of low volume or newly introduced products is done in Austin, Texas. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. We manufacture most of the electronic circuit card assemblies, modules and chassis in-house, although subcontractors are used from time to time. Beginning in 2005, some chassis have been produced by subcontractors in Asia. We manufacture some of our electronic cable assemblies in-house, but many assemblies are produced by subcontractors. We primarily subcontract our software duplication, our technical manuals, and product support documentation.

        We believe that our long-term growth and success depends on delivering high quality software and hardware products on a timely basis. Accordingly, we focus significant efforts on research and development. We focus our research and development efforts on enhancing our existing products and developing new products that incorporate appropriate features and functionality to be competitive with respect to technology and price/performance. Our success also is dependant on our ability to obtain and maintain patents and other proprietary rights related to technologies used in our products. We have engaged in litigation to protect our intellectual property rights. In monitoring and policing our intellectual property rights, we have been and may be required to spend significant resources.

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

Results of Operations

        The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our consolidated statements of income:

	Three Months Ended March 31,
	2006	2005
Net sales:
Americas	48.4%	47.2%
Europe	29.3	30.2
Asia Pacific	22.3	22.6

Consolidated net sales	100.0	100.0
Cost of sales	26.8	25.0

Gross profit	73.2	75.0
Operating expenses:
Sales and marketing	36.5	39.7
Research and development	18.1	15.7
General and administrative	8.4	8.7

Total operating expenses	63.0	64.1

Operating income	10.2	10.9
Other income (expense):
Interest income	0.8	0.8
Net foreign exchange loss	(0.2)	(0.4)
Other income, net	0.1	—

Income before income taxes	10.9	11.3
Provision for income taxes	2.8	2.7

Net income	8.1%	8.6%

        Net Sales. Consolidated net sales for the first quarter of 2006 increased by $25.0 million, or 19%, from the comparable prior year quarter. The increase in sales is primarily attributable to the introduction of new and upgraded products, an increased market acceptance of our products in all regions and the current year impact of prior year acquisitions. Sales in the Americas in the first quarter of 2006 increased by 22% from the first quarter of 2005.

        Sales outside of the Americas, as a percentage of consolidated sales for the quarter ended March 31, 2006, decreased to 51.6% from 52.8% in the comparable 2005 period as a result of stronger sales in the Americas. Compared to the first quarter of 2005, European sales increased by 16% to $45.4 million for the quarter ended March 31, 2006 compared to the same period in 2005. Sales in Asia Pacific increased by 17% to $34.5 million in the quarter ended March 31, 2006 compared to the same period in 2005. We expect sales outside of North America to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

        Almost all sales made by our direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. Between the first quarter of 2005 and the first quarter of 2006, net of hedging results, the change in the exchange rates had the effect of decreasing our consolidated sales by 3%; decreasing European sales by 10% and decreasing sales in Asia Pacific by 4%. The decrease in sales in Europe and Asia as a result of the change in exchange rates was partially offset by the increase in local currency product pricing in each region. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing operating expenses by $1.9 million, or 1.9%, for the quarter ended March 31, 2006 compared to the comparable prior year period.

        Gross Profit. As a percentage of sales, gross profit decreased to 73.2% for the first quarter of 2006 from 75.0% for the first quarter of 2005. The lower margin in the first quarter of 2006 compared to the comparable prior year period is attributable to unfavorable foreign exchange rates, the write-off of some capitalized facility costs due to the continued transition of production to our manufacturing facility in Hungary and the increase in amortization of acquisition intangibles. There can be no assurance that we will maintain our historical margins. We believe our current manufacturing capacity is adequate to meet current needs.

        Sales and Marketing. Sales and marketing expense for the first quarter of 2006 increased to $56.4 million, a 9% increase, compared to the first quarter of 2005. The increase in sales and marketing expenses in the first quarter of 2006 from the comparable prior year period was attributable to the increase in sales and marketing personnel costs due to an increase in sales and marketing personnel, the increase in variable compensation from higher sales volume and the impact of the expensing of stock-based compensation. As a percentage of net sales, sales and marketing expenses were 36.5% and 39.7% for the three months ended March 31, 2006 and 2005, respectively. We expect sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on recruiting, marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

        Research and Development. Research and development expenses for the first quarter of 2006 increased to $28.0 million, a 37% increase, compared to $20.4 million for the three months ended March 31, 2005. The increase in research and development costs in the first quarter of 2006 was primarily due both from increases in personnel costs from the hiring of additional product development engineers and from the impact of the expensing of stock-based compensation. We plan to continue making a significant investment in research and development in order to remain competitive and support revenue growth.

        We capitalize software development costs in accordance with Statements of Financial Accounting Standards (“SFAS”) 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” We amortize such costs over the related product’s estimated economic useful life, generally three years, beginning when a product becomes available for general release. Software amortization expense included in cost of goods sold totaled $2.6 million and $1.7 million for the quarters ended March 31, 2006 and 2005, respectively. Internally developed software costs capitalized were $1.2 million and $3.0 million for the quarters ended March 31, 2006 and 2005, respectively.

        General and Administrative. General and administrative expenses for the first quarter of 2006 increased 16% to $13.0 million from $11.2 million for the comparable prior year period. As a percentage of net sales, general and administrative expenses decreased to 8.4% for the quarter ended March 31, 2006 from 8.7% for the first quarter of 2005. The increase in general and administrative expenses in absolute amounts for the quarter ended March 31, 2006 from the comparable prior year period was primarily attributable to increases in personnel costs due from both the increase in general and administrative personnel and from the impact of the expensing of stock-based compensation. We expect that general and administrative expenses in future periods will fluctuate in absolute amounts and as a percentage of revenue.

        Interest Income. Interest income in the first quarter of 2006 increased to $1.3 million from $985,000 in the first quarter of 2005. The increase in interest income in the first quarter of 2006 was due to higher yields on invested funds. The primary source of interest income is from the investment of our cash and short-term investments. Net cash provided by operating activities totaled $14.2 million and $14.5 million the quarters ended March 31, 2006 and 2005, respectively.

        Net Foreign Exchange Loss. We experienced net foreign exchange losses in the first quarter of 2006 of $386,000 compared to losses of $528,000 in the first quarter of 2005. These results are attributable to movements between the U.S. dollar and the local currencies in countries in which our sales subsidiaries are located. We recognize the local currency as the functional currency of our international subsidiaries.

        We utilize foreign currency forward contracts to hedge a majority of our foreign currency-denominated receivables in order to reduce our exposure to significant foreign currency fluctuations. We typically limit the duration of our “receivables” foreign currency forward contracts to approximately 90 days.

        We also utilize foreign currency forward contracts and foreign currency purchased option contracts in order to reduce our exposure to fluctuations in future foreign currency cash flows. We purchase these contracts for up to 100% of our forecasted cash flows in selected currencies (primarily the euro, yen and pound sterling) and limit the duration of these contracts to 40 months. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” As a result, our hedging activities only partially address our risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. We do not invest in contracts for speculative purposes. Our hedging strategy increased our net foreign exchange losses by $340,000 for the quarter ended March 31, 2006 and reduced our foreign exchange losses by $907,000 for the quarter ended March 31, 2005.

        Provision for Income Taxes. Our provision for income taxes reflects an effective tax rate of 25% for the three months ended March 31, 2006 and 24% for the three months ended March 31, 2005. Our effective tax rate is lower than the U.S. federal statutory rate of 35% primarily as a result of the extraterritorial income exclusion, tax-exempt interest and reduced tax rates in certain foreign jurisdictions. The increase in our tax rate for the three months ended March 31, 2006 from the comparable prior year period is due to stock-based compensation expense related to qualified stock options for which a current tax benefit is not available.

Liquidity and Capital Resources

        We currently finance our operations and capital expenditures through cash flow from operations. At March 31, 2006, we had working capital of approximately $303.4 million compared to $274.7 million at December 31, 2005. Net cash provided by operating activities in the first quarter of 2006 and the first quarter of 2005 totaled $14.2 million and $14.5 million, respectively.

        Accounts receivable decreased to $94.2 million at March 31, 2006 from $95.7 million at December 31, 2005. Receivable days outstanding decreased to 56 at March 31, 2006 compared to 61 at March 31, 2005. Consolidated inventory balances increased to $73.0 million at March 31, 2006 from $62.8 million at December 31, 2005. Inventory turns of 2.3 at March 31, 2006 remained flat with turns at March 31, 2005. Cash used in the first three months of 2006 for the purchase of property and equipment totaled $2.7 million, for the capitalization of internally developed software costs totaled $1.2 million, and for additions to other intangibles totaled $205,000. Cash used in the first three months of 2005 for the payment for an acquisition, net of cash received, totaled $11.5 million. Cash used in the first three months of 2005 for the purchase of property and equipment totaled $4.5 million, for the capitalization of internally developed software costs totaled $3.0 million, and for additions to other intangibles totaled $396,000.

        Cash provided by the issuance of common stock totaled $12.7 million and $3.1 million for the first quarter of 2006 and 2005, respectively, and cash used for the payment of dividends totaled $4.7 million and $4.0 million for the first quarter of 2006 and 2005, respectively. The issuance of common stock was to employees under our 1994 Incentive Plan, our Employee Stock Purchase Plan and our 2005 Incentive Plan.

        We currently expect to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances and internally generated funds. As of March 31, 2006 and 2005, we had no debt outstanding. We believe that our cash flow from operations, if any, existing cash balances and short-term investments will be sufficient to meet our cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months will depend on our profitability, our ability to manage working capital requirements and our rate of growth.

Financial Risk Management

        Our international sales are subject to inherent risks, including fluctuations in local economies; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, we are subject to the risks associated with fluctuations in currency rates. In particular, increases in the value of the dollar against foreign currencies decrease the U.S. dollar value of foreign sales requiring that we either increase our price in the local currency, which could render our product prices noncompetitive, or suffer reduced revenues and gross margins as measured in U.S. dollars. These dynamics have adversely affected our revenue growth in international markets in previous years. Our foreign currency hedging program includes both foreign currency forward and purchased option contracts to reduce the effect of exchange rate fluctuations. However, our hedging program will not eliminate all of our foreign exchange risks. (See “Net Foreign Exchange Loss”).

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

        Off-Balance Sheet Arrangements. We have no debt or off-balance sheet debt. As of March 31, 2006, we have contractual purchase commitments with various suppliers of general components and customized inventory components of approximately $6.8 million. As of March 31, 2006, we have outstanding guarantees for payment of foreign operating leases, customs and foreign grants totaling approximately $3.1 million. (see Note 8 of Notes to Consolidated Financial Statements.) As of March 31, 2006, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Market Risk

        We are exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in foreign currency values and changes in the market value of our investments.

        Foreign Currency Hedging Activities. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option contracts and forward contracts to hedge our exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. We monitor our foreign exchange exposures regularly to ensure the overall effectiveness of our foreign currency hedge positions. However, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at March 31, 2006, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate fair market value of all our instruments outstanding of approximately $8.9 million. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure.

        Short-term Investments. The fair value of our investments in marketable securities at March 31, 2006 was $135.3 million. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the full investment of available funds. We diversify our marketable securities portfolio by investing in multiple types of investment-grade securities. Our investment portfolio is primarily invested in securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on our investment portfolio and interest rates at March 31, 2006, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $676,000 in the fair value of our investment portfolio. Although changes in interest rates may affect the fair value of our investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

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

Item 4.    Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), required by paragraph (b) of Rule 13a – 15 or Rule 15d – 15, as of March 31, 2006, have concluded that our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. We continue to enhance our internal control over financial reporting by adding resources in key functional areas with the goal of monitoring our operations at the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required under the new Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board. We discuss and disclose these matters to the audit committee of our board of directors and to our auditors. During the quarter ended March 31, 2006, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a – 15 or Rule 15d – 15 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

        An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court’s decision of June 23, 2003, (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks’ declaratory judgment complaint, denying MathWorks’ claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks’ modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court’s denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. The case schedule has yet to be set in this action. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. We charged approximately $108,000 against this accrual during the first quarter of 2006. We have charged a total of $452,000 against this accrual through March 31, 2006.

ITEM 1A.    RISK FACTORS

        U.S./Global Economic Change Will Impact Our Future Business. As has occurred in recent years, the markets in which we do business could again experience the negative effects of a slowdown in the U.S. and/or Global economies. The worsening of the U.S. or Global economies could result in reduced purchasing and capital spending in any of our markets which could have a material adverse effect on our operating results. Our business could also be subject to or impacted by acts of terrorism and/or the effects that war or continued U.S. military action would have on the U.S. and/or Global economies. Our business could also be impacted by public health concerns, natural disasters, disruptions to public or commercial transportation systems, political instability or similar events which result in increased difficulty or higher costs for the export of products into affected regions, the impact of components used in our products from affected regions, and/or the effects the event has on the economy in regions in which we do business.

        We Have Established a Budget and Variations From Such Budget Will Affect Our Financial Results. We have established an operating budget for 2006. Our budget was established based on the estimated revenue from forecasted sales of our products which is based in part on economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. Our spending for the remainder of the year could exceed our budget due to a number of factors, including: additional marketing costs for new product introductions and/or for conferences and tradeshows; increased costs from hiring more product development engineers or other personnel; additional costs related to acquisitions, if any; increased manufacturing costs resulting from component supply shortages and/or component price fluctuations and/or additional expenses related to intellectual property litigation. Any future decreased demand for our products could result in decreased revenue and could require us to revise our budget and reduce expenditures. Exceeding our established operating budget or failing to reduce expenditures in response to any decrease in revenue could have a material adverse effect on our operating results.

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

        Our Quarterly Results are Subject to Fluctuations Due to Various Factors. Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including:

o	changes in the mix of products sold;
o	the availability and pricing of components from third parties (especially sole sources);
o	the timing of orders;
o	pricing of our products;
o	fluctuations in foreign currency exchange rates;
o	the timing, cost or outcome of intellectual property litigation;
o	the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales;
o	changes in pricing policies by us, our competitors or suppliers.

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

        We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

o	new product introductions by competitors;
o	product pricing;
o	quality and performance;
o	success in developing new products;
o	adequate manufacturing capacity and supply of components and materials;
o	efficiency of manufacturing operations;
o	effectiveness of sales and marketing resources and strategies;
o	strategic relationships with other suppliers;
o	timing of our new product introductions;
o	protection of our products by effective use of intellectual property laws;
o	the outcome of any material intellectual property litigation;
o	general market and economic conditions; and
o	government actions throughout the world.

        There can be no assurance that we will be able to compete successfully in the future.

        We Rely on Management Information Systems and any Disruption in Such Systems Would Adversely Affect Us. We rely on three primary regional centers for our management information systems. As with any information system, unforeseen issues may arise that could affect our management’s ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that one or more of our three regional information systems could experience a complete or partial shutdown. If such a shutdown occurred, it could impact our product shipments and revenues, as order processing and product distribution are heavily dependent on the integrated management information systems in each region. Accordingly, operating results in that quarter would be adversely impacted. We are working to maintain reliable regional management information systems to control costs and improve our ability to deliver our products in our markets worldwide. No assurance can be given that our efforts will be successful. The failure to receive adequate, accurate and timely financial information could inhibit management’s ability to make effective and timely decisions.

        During the first quarter of 2006, we devoted resources to the initial phase of consolidating our Japanese business application suite with our European business application suite. We also devoted resources to the continued development of our web offerings. In the remainder of 2006, we will continue to devote significant resources to the consolidation of our Japanese and European business application suites and to the continued development of our web offerings. Any failure to successfully implement these initiatives could have a material adverse effect on our operating results. During the third quarter of 2005, we relocated our European inventory and distribution operations from our former location in a third party logistics facility in Amsterdam to our Company-owned manufacturing facility in Debrecen, Hungary. We implemented information systems to support the maintenance of inventory at this new site and the delivery of products to customers from this new location. There can be no assurance that we will not experience difficulties with these new systems. Difficulties with these new systems may interrupt normal Company operations, including our ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. Any disruption occurring with these systems may have a material adverse effect on our operating results.

        We are Subject to Various Risks Associated with International Operations and Foreign Economies. International sales are subject to inherent risks, including:

o	fluctuations in local economies;
o	difficulties in staffing and managing foreign operations;
o	greater difficulty in accounts receivable collection;
o	costs and risks of localizing products for foreign countries;
o	unexpected changes in regulatory requirements;
o	tariffs and other trade barriers;
o	difficulties in the repatriation of earnings; and
o	the burdens of complying with a wide variety of foreign laws.

        In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, including those based in or from countries where practices which violate such United States laws may be customary, will not take actions in violations of our policies. Any violation of foreign or United States laws by our employees, contractors or agents, even if such violation is prohibited by our policies, could have a material adverse effect on our business. We must also comply with various import and export regulations. Failure to comply with these regulations could result in fines and/or termination of import and export privileges, which could have a material adverse effect on our operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by our international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Net of hedging results, the change in exchange rates had the effect of decreasing our consolidated sales by 3% in the first quarter of 2006 compared to the first quarter of 2005. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing our operating expenses by $1.9 million for the quarter ended March 31, 2006 compared to the comparable prior year period. If the U.S. dollar weakens in the future, it could result in our having to reduce prices locally in order for our products to remain competitive in the local marketplace. If the U.S. dollar strengthens in the future, and we are unable to successfully raise our international selling prices, it could have a materially adverse effect on our operating results.

        A Substantial Majority of Our Manufacturing Capacity is Located in Hungary. Our Hungarian manufacturing facility sources a substantial majority of our sales. During the first quarter of 2006, we moved one of our two manufacturing lines in our Austin manufacturing facility to our manufacturing facility in Debrecen, Hungary. Currently we are continuing to develop and implement information systems to support the operation of this facility. This facility and its operation are also subject to risks associated with doing business internationally, including difficulty in managing manufacturing operations in a foreign country, difficulty in achieving or maintaining product quality, interruption to transportation flows for delivery of components to us and finished goods to our customers, and changes in the country’s political or economic conditions. No assurance can be given that our efforts will be successful. Accordingly, a failure to deal with these factors could result in interruption in the facility’s operation or delays in expanding its capacity, either of which could have a material adverse effect on our operating results.

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

        We receive a substantial income tax benefit from the extraterritorial income exemption (“ETI”) under U.S. law. The ETI rules provide that a percentage of the profits from products and intangibles exported from the U.S. are exempt from U.S. tax. This benefit will not be available in the future as the ETI has been repealed by the American Jobs Creation Act of 2004. ETI will be phased out over the next nine months and will cease to be available as of December 31, 2006. The repeal of the ETI will increase our future effective income tax rate, which could have a material adverse effect on our operating results. However, we believe that the effect of the repeal of the ETI will be offset by the effects of the expected increased benefit from the deduction for income from qualified domestic production activities and increased profits in certain foreign jurisdictions with reduced income tax rates.

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

        Our Business is Dependent on Key Suppliers. Our manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these components are available through sole or limited sources. Sole-source components purchased include custom application-specific integrated circuits (“ASIC”), chassis and other components. We have in the past experienced delays and quality problems in connection with sole-source components, and there can be no assurance that these problems will not recur in the future. Accordingly, the failure to receive sole-source components from suppliers could result in a material adverse effect on our revenues and operating results.

        Our Reported Financial Results May be Adversely Affected by Changes in Accounting Principles Generally Accepted in the United States. We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, beginning in the first quarter of fiscal 2006, with the adoption of SFAS 123(R), we now record a charge to earnings for employee stock option grants for all stock options unvested at December 31, 2005. This accounting pronouncement has had a material negative impact on our financial results. Technology companies generally, and our company specifically, have in the past relied on stock options as a major component of our employee compensation packages. Because we are required to expense options, we have amended our equity compensation program to no longer grant options but instead grant restricted stock units. Furthermore, because we are required to expense options, we may be less likely to sustain profitability.

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

        Compliance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains management’s certification of adequate disclosure controls and procedures as of March 31, 2006. Our most recent report on Form 10-K contained a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. Our most recent report on Form 10-K also contained an attestation and report by our auditors with respect to management’s assessment of the effectiveness of internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is being required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

        Our Business Depends on the Continued Service of Key Management and Technical Personnel. Our success depends to a significant degree upon the continued contributions of our key management, sales, marketing, research and development and operational personnel, including Dr. Truchard, our Chairman and Chief Executive Officer, and other members of senior management and key technical personnel. We have no agreements providing for the employment of any of our key employees for any fixed term and our key employees may voluntarily terminate their employment with us at any time. The loss of the services of one or more of our key employees in the future could have a material adverse effect on our operating results. We also believe our future success will depend upon our ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, as well as training, motivating and supervising employees. As a result of the impact that the adoption of SFAS 123R in the first quarter of 2006 has had on our results of operations, we have amended our equity compensation program. We will grant fewer equity instruments and the type of equity instrument will be restricted stock units rather than stock options, which may make it more difficult to attract or retain qualified management and technical personnel, which could have an adverse effect on our operating results. In addition, the recruiting environment for software engineering, sales and other technical professionals is very competitive. Competition for qualified software engineers is particularly intense and is likely to result in increased personnel costs. Our failure to attract or retain qualified software engineers could have an adverse effect on our operating results. We also recruit and employ foreign nationals to achieve our hiring goals primarily for engineering and software positions. There can be no guarantee that we will continue to be able to recruit foreign nationals at the current rate. There can be no assurance that we will be successful in retaining our existing key personnel or attracting and retaining additional key personnel. Failure to attract and retain a sufficient number of our key personnel could have a material adverse effect on our operating results.

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

        Our Acquisitions are Subject to a Number of Related Costs and Challenges. We have from time to time acquired, and may in the future acquire, complementary businesses, products or technologies. Achieving the anticipated benefits of an acquisition depends upon whether the integration of the acquired business, products or technology is accomplished efficiently and effectively. In addition, successful acquisitions may require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and R&D efforts. These difficulties can become more challenging due to the need to coordinate geographically separated organizations, the complexities of the technologies being integrated, and the necessities of integrating personnel with disparate business backgrounds and combining two different corporate cultures. The integration of operations following an acquisition also requires the dedication of management resources, which may distract attention from our day-to-day business and may disrupt key R&D, marketing or sales efforts. The inability of our management to successfully integrate any future acquisition could harm our business. Some of the existing products previously sold by the acquired entities are of lesser quality than our products and/or could contain errors that produce incorrect results in which users rely or cause failure or interruption of systems or processes that could subject us to liability claims that could have a material adverse effect on our operating results or financial position. Furthermore, products acquired in connection with acquisitions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transaction.

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

ITEM 2.    ISSUER PURCHASES OF EQUITY SECURITIES

        The following table provides information as of March 31, 2006 with respect to the shares of common stock repurchased by National Instruments during the first quarter of 2006.

Period	Total number of shares	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program
January 1, 2006 to January 31, 2006	—	—	—	2,085,804
February 1, 2006 to February 28, 2006	—	—	—	2,085,804
March 1, 2006 to March 31, 2006	—	—	—	2,085,804

Total	—	—	—

        Our share repurchase plan for up to 3,000,000 shares was announced of October 17, 2002. On April 25, 2005, our Board added 1,700,000 shares to the repurchase plan. Under the plan, we have authorization to repurchase up to 4,700,000 shares of National Instruments stock. Our repurchase plan has no expiration date.

ITEM 5.    OTHER INFORMATION

        From time to time our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Jeffrey L. Kodosky and James J. Truchard have made periodic sales of our stock pursuant to such plans.

ITEM 6.    EXHIBITS

3.1(2)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(1)	Specimen of Common Stock certificate of the Company.
4.2(3)	Rights Agreement dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A.
10.1(1)	Form of Indemnification Agreement.
10.2(5)	1994 Incentive Plan, as amended.*
10.3	1994 Employee Stock Purchase Plan.*
10.4(6)	Long-Term Incentive Program.*
10.5(7)	2005 Incentive Plan.*
10.6(8)	National Instruments Corporation Annual Incentive Program.*
10.8	Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.9	Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.10	Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.11	Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company's Registration Statement of Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(2)	Incorporated by reference to the same-number exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(3)	Incorporated by reference to exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on January 28, 2004.
(4)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 8-K on April 27, 2004.
(5)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 10-Q on August 5, 2004.
(6)	Incorporated by reference to the same-numbered exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(7)	Incorporated by reference to exhibit A of the Company's Proxy Statement dated and filed on April 4, 2005.
(8)	Incorporated by reference to the exhibit filed with the Company's Form 8-K filed on August 5, 2005.
*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INSTRUMENTS CORPORATION
Registrant
BY: /s/ Alex Davern
Alex Davern
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Dated: May 9, 2006