Form 10-Q
period 2006-06-30
NATIONAL INSTRUMENTS CORP /DE/
filed 2006-08-02
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended: June 30, 2006 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]   No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]    No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock - $0.01 par value	Outstanding at July 31, 2006 79,775,159

NATIONAL INSTRUMENTS CORPORATION

PART I  —  FINANCIAL INFORMATION

Item 1.    Financial Statements

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2006	December 31, 2005

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,666	$55,864
Short-term investments	156,486	119,846
Accounts receivable, net	103,503	95,733
Inventories, net	82,421	62,827
Prepaid expenses and other current assets	18,043	13,146
Deferred income tax, net	15,989	14,890

Total current assets	431,108	362,306
Property and equipment, net	142,355	144,330
Goodwill, net	53,409	52,533
Intangible assets, net	41,108	43,602
Other long-term assets	5,030	5,565

Total assets	$673,010	$608,336

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$34,230	$30,832
Accrued compensation	20,010	18,084
Deferred revenue	18,740	16,018
Accrued expenses and other liabilities	13,810	8,838
Other taxes payable	14,586	13,848

Total current liabilities	101,376	87,620
Deferred income taxes	16,866	16,866

Total liabilities	118,242	104,486

Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 180,000,000 shares authorized; 79,701,572 and 79,276,086 shares issued and outstanding, respectively	797	793
Additional paid-in capital	102,729	91,430
Deferred stock-based compensation	—	(16,547)
Retained earnings	449,992	429,859
Accumulated other comprehensive income (loss)	1,250	(1,685)

Total stockholders' equity	554,768	503,850

Total liabilities and stockholders' equity	$673,010	$608,336

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net sales	$160,123	$140,822	$314,875	$270,562
Cost of sales (1)	40,852	36,713	82,357	69,077

Gross profit	119,271	104,109	232,518	201,485

Operating expenses:
Sales and marketing (2)	57,580	52,327	113,980	103,900
Research and development (3)	27,397	22,307	55,379	42,690
General and administrative (4)	13,383	10,382	26,422	21,620

Total operating expenses	98,360	85,016	195,781	168,210

Operating income	20,911	19,093	36,737	33,275
Other income (expense):
Interest income	1,681	853	2,934	1,838
Net foreign exchange gain (loss)	149	(238)	(237)	(766)
Other income (expense), net	(82)	61	107	75

Income before income taxes	22,659	19,769	39,541	34,422
Provision for income taxes (5)	5,638	4,745	9,918	8,262

Net income	$17,021	$15,024	$29,623	$26,160

Basic earnings per share	$0.21	$0.19	$0.37	$0.33

Weighted average shares outstanding - basic	79,611	78,303	79,334	78,735

Diluted earnings per share	$0.21	$0.19	$0.36	$0.32

Weighted average shares outstanding - diluted	81,653	80,190	81,591	81,086

Dividends declared per share	$0.06	$0.05	$0.12	$0.10

     The following footnotes apply to the three and six months ended June 30, 2006:

(1)	(including $177 and $283, respectively, of non-cash stock compensation)
(2)	(including $1,477 and $2,958, respectively, of non-cash stock compensation)
(3)	(including $1,258 and $2,655, respectively, of non-cash stock compensation)
(4)	(including $563 and $1,153, respectively, of non-cash stock compensation)
(5)	(including $591 and $1,127, respectively, of benefit from non-cash stock compensation)

        The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2006	2005

Cash flow from operating activities:
Net income	$29,623	$26,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,930	14,263
Stock-based compensation	7,308
Provision for (benefit from) deferred income taxes	(481)	224
Tax benefit from stock option plans	(3,709)	675
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(7,770)	4,814
Increase in inventories	(19,594)	(583)
Increase in prepaid expenses and other assets	(4,966)	(5,902)
Increase in accounts payable	3,398	3,635
Increase in deferred revenue	2,722	1,654
Increase (decrease) in taxes and other liabilities	11,582	(9,913)

Net cash provided by operating activities	36,043	35,027

Cash flow from investing activities:
Acquisitions, net of cash received	—	(45,586)
Capital expenditures	(6,451)	(11,971)
Capitalization of internally developed software	(4,016)	(6,663)
Additions to other intangibles	(949)	(554)
Purchases of short-term investments	(85,608)	(33,713)
Sales and maturities of short-term investments	48,968	71,801

Net cash used in investing activities	(48,056)	(26,686)

Cash flow from financing activities:
Proceeds from issuance of common stock	16,596	9,506
Repurchase of common stock	—	(41,542)
Dividends paid	(9,490)	(7,882)
Tax benefit from stock option plans	3,709	—

Net cash provided by (used in) financing activities	10,815	(39,918)

Net decrease in cash and cash equivalents	(1,198)	(31,577)
Cash and cash equivalents at beginning of period	55,864	76,216

Cash and cash equivalents at end of period	$54,666	$44,639

        The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in our annual report on Form 10-K filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at June 30, 2006 and December 31, 2005, and the results of our operations for the three-month and six-month periods ended June 30, 2006 and 2005, and the cash flows for the six-month periods ended June 30, 2006 and 2005. Operating results for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 – Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which include stock options and restricted stock units, is computed using the treasury stock method.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three-month and six-month periods ended June 30, 2006 and 2005, respectively, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	(unaudited)		(unaudited)
	2006	2005	2006	2005

Weighted average shares outstanding-basic	79,611	78,303	79,334	78,735
Plus: Common share equivalents
Stock options, restricted stock units	2,042	1,887	2,257	2,351

Weighted average shares outstanding-diluted	81,653	80,190	81,591	81,086

Stock options to acquire 3,410,000 and 3,510,000 shares for the quarters ended June 30, 2006 and 2005, respectively, and 2,911,000 and 3,220,000 shares for the six months ended June 30, 2006 and 2005, respectively, were excluded in the computations of diluted EPS because the effect of including these stock options would have been anti-dilutive.

NOTE 3 – Inventories

Inventories, net consist of the following (in thousands):

	June 30, 2006	December 31, 2005

	(unaudited)
Raw materials	$42,338	$28,497
Work-in-process	3,969	4,634
Finished goods	36,114	29,696

	$82,421	$62,827

NOTE 4 – Intangibles

Intangibles at June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006			December 31, 2005
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$54,217	$(37,694)	$16,523	$50,201	$(32,651)	$17,550
Acquired technology	20,758	(8,143)	12,615	20,257	(6,296)	13,961
Patents	12,099	(2,770)	9,329	11,647	(2,445)	9,202
Other	5,177	(2,536)	2,641	4,826	(1,937)	2,889

	$92,251	$(51,143)	$41,108	$86,931	$(43,329)	$43,602

Software development costs capitalized for the three months ended June 30, 2006 and 2005 were $2.8 million and $3.6 million, respectively, and related amortization was $2.5 million and $1.8 million, respectively. Software development costs capitalized for the six months ended June 30, 2006 and 2005 were $4.0 million and $6.7 million, respectively, and related amortization was $5.0 million and $3.6 million, respectively. Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the products estimated economic life, generally three years. Patents are amortized using the straight-line method over their estimated period of benefit, generally seventeen years. Total intangible assets amortization expenses were $3.7 million and $2.4 million for the three months ended June 30, 2006 and 2005, respectively, and were $7.5 million and $4.5 million for the six months ended June 30, 2006 and 2005, respectively.

NOTE 5 – Goodwill

The carrying amount of goodwill for 2006 is as follows:

Amount (in thousands)

Balance as of December 31, 2005	$52,533
Acquisitions/purchase accounting adjustments	—
Divestitures	—
Foreign currency translation impact	876

Balance as of June 30, 2006	$53,409

The excess purchase price over the fair value of assets acquired is recorded as goodwill. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Our annual impairment test was performed on April 6, 2006. No impairment of goodwill was identified.

NOTE 6 – Comprehensive Income

Our comprehensive income is comprised of net income, foreign currency translation and unrealized gains and losses on forward and option contracts and securities available for sale. Comprehensive income for the three-month and six-month periods ended June 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2006	2005	2006	2005
Comprehensive income:
Net income	$17,021	$15,024	$29,623	$26,160
Foreign currency translation gains (losses)	3,098	(2,452)	3,782	(4,374)
Unrealized gains (losses) on derivative instruments	(627)	(23)	(646)	413
Unrealized gains (losses) on securities available for sale	(208)	254	(201)	(4)

Total comprehensive income	$19,284	$12,803	$32,558	$22,195

NOTE 7 – Stock-Based Compensation Plans

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123R (“SFAS 123R”), “Share-based Payments”, using the modified-prospective-transition method. Under this method, prior periods are not restated. Under this transition method, stock compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Prior to adopting SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock grants as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. As a result, $3.9 million of excess tax benefits for the six months ended June 30, 2006 have been classified as financing cash flows.

Prior to the effective date of SFAS 123R, the Company applied Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations for its stock option grants. APB 25 provides that the compensation expense relative to our stock options is measured based on the intrinsic value of the stock option at date of grant.

As a result of adopting SFAS 123R on January 1, 2006, our income before income taxes and net income for the three months ended June 30, 2006 are $2.3 million and $2.2 million lower, respectively, and for the six months ended June 30, 2006 are $5.2 million and $4.8 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended June 30, 2006 are $0.03 and $0.02 lower, respectively, and for the six months ended June 30, 2006 are $0.06 and $0.06 lower, respectively, than if we had continued to account for share-based compensation under APB 25.

Had we previously recognized compensation costs as prescribed by SFAS 123, previously reported net income, basic earnings per share and diluted earnings per share would have changed to the pro forma amounts shown below (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(unaudited)	(unaudited)
Net income, as reported	$15,024	$26,160
Stock-based compensation included in reported net income, net of related tax effects	—	—
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(2,684)	(5,853)
Pro-forma net income	$12,340	$20,307

Earnings per share:
Basic - as reported	$0.19	$0.33
Basic - pro-forma	$0.16	$0.26
Diluted - as reported	$0.19	$0.32

Diluted - pro-forma	$0.15	$0.25

Pro-forma disclosures for the three-month and six-month periods ended June 30, 2006, are not presented because the amounts are recognized in the Consolidated Statements of Income.

      Stock option plans

Our stockholders approved the 1994 Incentive Stock Option Plan (the “1994 Plan”) on May 9, 1994. At the time of approval, 9,112,500 shares of our common stock were reserved for issuance under this plan. In 1997, an additional 7,087,500 shares of our common stock were reserved for issuance under this plan, and an additional 750,000 shares were reserved for issuance under this plan, as amended, in 2004. The 1994 Plan terminated in May 2005, except with respect to outstanding awards previously granted thereunder. Awards under the plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares vests over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but shares cannot accelerate to vest over a period of less than five years. Stock options must be exercised within ten years from date of grant. Stock options were issued at the market price at the grant date. As part of the requirements of SFAS 123R, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

Transactions under all stock option plans are summarized as follows:

	Number of shares under option	Weighted average Exercise price
Outstanding at December 31, 2005	8,478,233	$21.05
Exercised	(893,552)	13.67
Canceled	(73,624)	26.29
Granted	—	—

Outstanding at June 30, 2006	7,511,057	$21.87

The aggregate intrinsic value of stock options at exercise, represented in the table above, was $17.0 million for the six months ended June 30, 2006. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $22.2 million as of the end of the second quarter of 2006, related to approximately 1,848,074 shares with a per share weighted average fair value of $25.79. We anticipate this expense to be recognized over a weighted average period of approximately 4 years.

	Outstanding and Exercisable by Price Range
	As of June 30, 2006
	Options Outstanding			Options Exercisable
Range of Exercise prices	Number outstanding as of 06/30/2006	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of 06/30/2006	Weighted average exercise price
$ 8.6667 - $ 9.6297	841,235	0.73	$9.5701	833,300	$9.5695
9.8889 - 15.3055	1,629,049	2.09	$14.0983	1,582,691	$14.1327
15.5555 - 21.0417	1,787,884	5.19	$20.6151	1,203,982	$20.6206
21.2533 - 29.8500	1,781,296	7.28	$27.6824	822,186	$27.1491
30.5100 - 34.3750	1,471,593	3.99	$31.9922	1,220,824	$32.0002

	7,511,057	4.28	$21.8697	5,662,983	$20.5822

The weighted average remaining contractual life of options exercisable as of June 30, 2006 was 3.58 years. No options were granted in the six months ended June 30, 2006 as our incentive option plan terminated in May 2005. The fair value of options granted in 2005 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2005
Dividend expense yield	0.2%
Expected life	5.5 years
Expected volatility	43.3%
Risk-free interest rate	4.0%

      Restricted stock plan

Our stockholders approved the 2005 Incentive Plan on May 10, 2005. At the time of approval, 2,700,000 shares of our common stock were reserved for issuance under this plan, as well as the number of shares which had been reserved, but not issued under the 1994 Plan (our stock option plan which terminated in May 2005), and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and restricted stock units to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. Shares available for grant at June 30, 2006 were 3,672,467. As part of the requirements of SFAS 123R, the Company is required to estimate potential forfeitures of restricted stock units and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

Transactions under the restricted stock plan are summarized as follows:

	RSUs
	Number of RSUs	Weighted Average Grant Price
Balance at December 31, 2005	798,305	22.24
Granted	628,155	32.85
Vested	(113,794)	31.67
Canceled	(22,884)	24.65

Balance at June 30, 2006	1,289,782	32.85

Total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $38.7 million as of the end of the second quarter of 2006, related to 1,289,782 shares with a per share weighted average fair value of $27.40. We anticipate this expense to be recognized over a weighted average period of approximately 7.5 years.

      Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the participation period. On December 21, 2005, our Compensation Committee amended the periods to be quarterly beginning on November 1, February 1, May 1 and August 1 of each year. The initial period commenced on April 1, 2006 and ends on July 31, 2006. Employees may designate up to 15% of their compensation for the purchase of common stock. Common stock reserved for future employee purchases aggregated 1,108,252 shares at June 30, 2006. Shares issued under this plan were 254,598 in the six month period ended June 30, 2006. The weighted average fair value of the employees’ purchase rights was 20.94 and was estimated using the Black-Scholes model with the following assumptions:

2006
Dividend expense yield	0.2%
Expected life	6 months
Expected volatility	29.8%
Risk-free interest rate	3.9%

      Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

We have 5,000,000 authorized shares of preferred stock. On January 21, 2004, the Board of Directors designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with its adoption of a Preferred Stock Rights Agreement (the “Rights Agreement”) and declaration of a dividend of one preferred share purchase right (a “Right”) for each share of common stock outstanding held as of May 10, 2004 or issued thereafter. Each Right will entitle its holder to purchase one one-thousandth of a share of National Instruments’ Series A Participating Preferred Stock at an exercise price of $200, subject to adjustment, under certain circumstances. The Rights Agreement was not adopted in response to any effort to acquire control of National Instruments.

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

The warranty reserve for the six-month periods ended June 30, 2006 and 2005, respectively, was as follows (in thousands):

	Six Months Ended June 30,
	(unaudited)
	2006	2005
Balance at the beginning of the period	$915	$815
Accruals for warranties issued during the period	825	775
Settlements made (in cash or in kind) during the period	(825)	(775)

Balance at the end of the period	$915	$815

As of June 30, 2006, we have outstanding guarantees for payment of foreign operating leases, customs and foreign grants totaling approximately $2.5 million.

As of June 30, 2006, we have non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $5.9 million over the next twelve months.

NOTE 9 – Segment Information

While we sell our products to many different markets, management has chosen to organize the Company by geographic areas, and as a result has determined that we have one operating segment. Substantially all of the goodwill, interest income, depreciation and amortization is recorded in the Americas. Net sales, operating income and identifiable assets, classified by the major geographic areas in which we operate, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2006	2005	2006	2005
Net sales:
Americas:
Unaffiliated customer sales	$78,312	$67,449	$153,204	$128,740
Geographic transfers	37,851	20,862	61,809	40,945

	116,163	88,311	215,013	169,685

Europe:
Unaffiliated customer sales	47,090	44,278	92,475	83,380
Geographic transfers	38,413	31,723	76,632	58,307

	85,503	76,001	169,107	141,687

Asia Pacific:
Unaffiliated customer sales	34,721	29,095	69,196	58,442
Eliminations	(76,264)	(52,585)	(138,441)	(99,252)

	$160,123	$140,822	$314,875	$270,562

Operating income:
Americas	$15,945	$16,256	$26,451	$29,819
Europe	19,548	16,370	40,625	27,754
Asia Pacific	12,815	8,774	25,040	18,392
Unallocated:
Research and development expenses	(27,397)	(22,307)	(55,379)	(42,690)

	$20,911	$19,093	$36,737	$33,275

	June 30, 2006	December 31, 2005
	(unaudited)
Identifiable assets:
Americas	$470,732	$436,170
Europe	154,869	129,420
Asia Pacific	47,409	42,746

	$673,010	$608,336

Total sales outside the United States for the quarter and six months ended June 30, 2006 were $89.6 million and $177.3 million, respectively, and for the quarter and six months ended June 30, 2005 were $79.4 million and $154.4 million, respectively.

NOTE 10 – Recently Issued Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 154, Accounting Changes and Error Corrections, a Replacement of Accounting Principles Board (APB) Opinion 20 and FASB Statement 3. SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a significant effect on our financial position, results of operation or cash flows.

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

An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court’s decision of June 23, 2003, (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks’ declaratory judgment complaint, denying MathWorks’ claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks’ modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court’s denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. The case schedule has yet to be set in this action. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. We charged approximately $50,000 against this accrual during the second quarter of 2006. We have charged a total of $502,000 against this accrual through June 30, 2006.

NOTE 12 – Acquisitions

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

Goodwill is deductible for tax purposes. Goodwill is not amortized but is reviewed periodically for impairment. Acquired core technology and intangible assets are amortized over their useful lives, which range from three to eight years. Amortization expense for intangible assets acquired was approximately $800,000 and $491,000 for the three months ended June 30, 2006 and 2005, respectively, of which approximately $677,000 and $352,000 was recorded in cost of sales for the three months ended June 30, 2006 and 2005, respectively, and approximately $123,000 and $139,000 was recorded in operating expenses for the three months ended June 30, 2006 and 2005, respectively. The estimated amortization expense of intangible assets acquired for the current fiscal year and in future years will be recorded in the consolidated statements of income as follows (in thousands):

Fiscal Year	Cost of Sales	Acquisition related costs and amortization, net	Total
2006	$2,689	$450	$3,139
2007	2,689	450	3,139
2008	2,532	412	2,944
2009	2,259	338	2,597
2010	1,725	177	1,902
Thereafter	1,166	271	1,437

Total	$13,060	$2,098	$15,158

NOTE 13 – Subsequent Event

On July 27, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per common share, payable on August 28, 2006 to shareholders of record on August 7, 2006.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding our future financial performance or operations (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “may,” “will,” “project,” “continue,” or “estimate” or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors including those set forth under the heading “Risk Factors” beginning on page 22, and the discussion below. Readers are also encouraged to refer to the documents regularly filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for further discussion of our business and the risks attendant thereto.

Overview

        National Instruments designs, develops, manufactures and markets instrumentation and automation software and hardware for general commercial, industrial and scientific applications. We offer hundreds of products used to create virtual instrumentation systems for measurement and automation. We have identified a large and diverse market for design, control and test applications. Our products are used in a variety of applications from research and development to production testing, monitoring and industrial control. We sell to a large number of customers in a wide variety of industries. No single customer accounted for more than 3% of our sales in the quarter or six months ended June 30, 2006 or in the years 2005, 2004 or 2003.

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

        We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the United States and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 51% and 52% of our revenues in the three month periods ended June 30, 2006 and 2005, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign-currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. See Note 9 of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income and identifiable assets.

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

Results of Operations

        The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales:
Americas	48.9%	47.9%	48.6%	47.6%
Europe	29.4	31.4	29.4	30.8
Asia Pacific	21.7	20.7	22.0	21.6

Consolidated net sales	100.0	100.0	100.0	100.0
Cost of sales	25.5	26.1	26.2	25.5

Gross profit	74.5	73.9	73.8	74.5

Operating expenses:
Sales and marketing	36.0	37.1	36.2	38.4
Research and development	17.0	15.8	17.5	15.8
General and administrative	8.4	7.4	8.4	8.0

Total operating expenses	61.4	60.3	62.1	62.2

Operating income	13.1	13.6	11.7	12.3
Other income (expense):
Interest income	1.0	0.6	0.9	0.7
Net foreign exchange gain (loss)	0.1	(0.2)	(0.1)	(0.3)
Other income (expense), net	(0.1)	—	—	—

Income before income taxes	14.1	14.0	12.5	12.7
Provision for income taxes	3.5	3.3	3.1	3.0

Net income	10.6%	10.7%	9.4%	9.7%

        Net Sales. Consolidated net sales increased by $19.3 million or 14% for the three months ended June 30, 2006 to $160.1 million from $140.8 million for the three months ended June 30, 2005, and increased $44.3 million or 16% to $314.9 million for the six months ended June 30, 2006 from $270.6 million for the comparable period in the prior year. The increases in sales for the three and six months ended June 30, 2006 were primarily attributable to the introduction of new and upgraded products, an increased market acceptance of our products in all regions and the current year impact of prior year acquisitions. Sales in the Americas in the second quarter of 2006 increased 16% from the second quarter of 2005 and sales in the Americas for the six months ended June 30, 2006 increased 19% from the six months ended June 30, 2005.

        Sales outside of the Americas, as a percentage of consolidated sales for the quarter ended June 30, 2006, decreased to 51.1% from 52.1% over the comparable 2005 period as a result of a weaker euro. Sales outside of the Americas, as a percentage of consolidated sales for the six months ended June 30, 2006, decreased to 51.4% from 52.4% over the comparable 2005 period due to a weaker euro. Compared to the corresponding periods in 2005, the Company’s European sales increased by 6% to $47.1 million for the quarter ended June 30, 2006 and increased 11% to $92.5 million for the six months ended June 30, 2006. Sales in Asia Pacific increased by 19% to $34.7 million in the quarter ended June 30, 2006 compared to the same period in 2005 and increased 18% to $69.2 million for the six months ended June 30, 2006 compared to the same period in 2005. We expect sales outside of North America to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

        Almost all sales made by our direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. Between the second quarter of 2005 and the second quarter of 2006, net of hedging results, the change in exchange rates had the effect of decreasing our consolidated sales by 3%; decreasing European sales by 8% and decreasing sales in Asia Pacific by 2%. For 2006 year-to-date sales, net of hedging results, the change in exchange rates had the effect of decreasing our consolidated sales by 3%. The decreases in sales in Europe and Asia as a result of the change in exchange rates was partially offset by the increase in local currency product pricing in each region. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing operating expenses by $1.3 million, or 1.3%, for the quarter ended June 30, 2006 and by $3.2 million, or 1.6%, for the six months ended June 30, 2006 compared to the comparable prior year periods.

        Gross Profit. As a percentage of sales, gross profit increased to 74.5% for the second quarter of 2006 from 73.9% for the second quarter of 2005 and decreased to 73.8% for the first six months of 2006 from 74.5% for the comparable period a year ago. Approximately 60% of the higher margin in the second quarter of 2006 compared to the 2005 period is attributable to increased sales of higher margin products with the remaining fraction of the higher margin attributable to the favorable impact of higher sales volume which offset the negative impact of the expensing of stock-based compensation. The lower margin in the first six months of 2006 compared to the comparable prior year period is attributable to unfavorable foreign currency exchange rates, the write-off in the first quarter of 2006 of some capitalized facility costs due to the continued transition of production to our manufacturing facility in Hungary, the impact of the expensing of stock-based compensation and the increase in amortization of acquisition intangibles. There can be no assurance that we will maintain our historical margins. We believe our current manufacturing capacity is adequate to meet current needs.

        Sales and Marketing. Sales and marketing expenses for the second quarter of 2006 increased to $57.6 million, a 10% increase, compared to the second quarter of 2005 and increased 10% to $114.0 million for the first six months of 2006 from the comparable 2005 period. The increase in sales and marketing expenses in the quarter and in the six months ended June 30, 2006 from the comparable prior year periods was attributable to increases in sales and marketing personnel costs due to the increase in sales and marketing personnel, the increase in variable compensation from higher sales volume and from the impact of the expensing of stock-based compensation. As a percentage of net sales, sales and marketing expenses were 36.0% and 37.1% for the three months ended June 30, 2006 and 2005, respectively, and 36.2% and 38.4% for the six months ended June 30, 2006 and 2005, respectively. We expect sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on recruiting, marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

        Research and Development. Research and development expenses increased to $27.4 million for the quarter ended June 30, 2006, a 23% increase, compared to $22.3 million for the three months ended June 30, 2005, and increased 30% to $55.4 million for the six months ended June 30, 2006 from the comparable 2005 period. The increases in research and development costs in the quarter and six-month periods ended June 30, 2006 versus the comparable prior year periods were primarily due to increases in personnel costs from the hiring of additional product development engineers, from the impact of the expensing of stock-based compensation and from the decrease in the capitalization of software development costs in each period. We plan to continue making a significant investment in research and development in order to remain competitive and support revenue growth.

        We capitalize software development costs in accordance with Statements of Financial Accounting Standards (“SFAS”) 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” We amortize such costs over the related product’s estimated economic useful life, generally three years, beginning when a product becomes available for general release. Software amortization expense included in cost of goods sold totaled $2.5 million and $1.8 million for the quarters ended June 30, 2006 and 2005, respectively, and $5.0 million and $3.6 million during the six months ended June 30, 2006 and 2005, respectively. Internally developed software costs capitalized were $2.8 million and $3.6 million for the quarters ended June 30, 2006 and 2005, respectively, and $4.0 million and $6.7 million for the first six months of 2006 and 2005, respectively.

        General and Administrative. General and administrative expenses increased to $13.4 million for the quarter ended June 30, 2006, a 29% increase, compared to $10.4 million for the three months ended June 30, 2005, and increased 22% to $26.4 million for the six months ended June 30, 2006 from the comparable 2005 period. As a percentage of net sales, general and administrative expenses increased to 8.4% for the quarter ended June 30, 2006 from 7.4% for the second quarter of 2005. During the first six months of 2006, general and administrative expenses increased as a percentage of sales to 8.4% from 8.0% for the comparable prior year period. The increases in general and administrative expenses for the quarter and six months ended June 30, 2006 from comparable prior year periods were primarily attributable to increases in personnel costs due from both the increase in general and administrative personnel, the impact of the expensing of stock-based compensation, and the effect of decreased litigation costs in the prior year, primarily from the reversal of previously accrued estimated patent defense costs associated with the SoftWIRE legal matter which resulted in a gain of $1.9 million in the prior year. We expect that general and administrative expenses in future periods will fluctuate in absolute amounts and as a percentage of revenue.

        Interest Income. Interest income in the second quarter of 2006 increased to $1.7 million from $853,000 in the second quarter of 2005, and increased to $2.9 million for the first six months of 2006 from $1.8 million for the comparable 2005 period. The increases in interest income for the quarter and six months ended June 30, 2006 were due to higher yields on increased invested funds. The primary source of interest income is from the investment of our cash and short-term investments. Net cash provided by operating activities totaled $36.0 million and $35.0 million in the six month periods ended June 30, 2006 and 2005, respectively.

        Net Foreign Exchange Gain (Loss). We experienced net foreign exchange gains of $149,000 in the second quarter of 2006 compared to losses of $238,000 in the second quarter of 2005. Net foreign exchange losses of $237,000 were recognized for the first six months of 2006 compared to losses of $766,000 for the first six months of 2005. These results are attributable to movements between the U.S. dollar and the local currencies in countries in which our sales subsidiaries are located. We recognize the local currency as the functional currency of our international subsidiaries.

        We utilize foreign currency forward contracts to hedge a majority of our foreign currency-denominated receivables in order to reduce our exposure to significant foreign currency fluctuations. We typically limit the duration of our “receivables” foreign currency forward contracts to approximately 90 days.

        We also utilize foreign currency forward contracts and foreign currency purchased option contracts in order to reduce our exposure to fluctuations in future foreign currency cash flows. We purchase these contracts for up to 100% of our forecasted cash flows in selected currencies (primarily the euro, yen and pound sterling) and limit the duration of these contracts to 40 months. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” As a result, our hedging activities only partially address our risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. We do not invest in contracts for speculative purposes. Our hedging strategy reduced our foreign exchange gains by $736,000 and $1.1 million for the quarter and six months ended June 30, 2006, respectively, and reduced our foreign exchange losses by $1.2 million and $2.1 million for the quarter and six months ended June 30, 2005, respectively.

        Provision for Income Taxes. Our provision for income taxes reflects an effective tax rate of 25% for the three and six months ended June 30, 2006 and 24% for the three and six months ended June 30, 2005. Our effective tax rate is lower than the U.S. federal statutory rate of 35% primarily as a result of the extraterritorial income exclusion, tax-exempt interest and reduced tax rates in certain foreign jurisdictions. The increases in our tax rate for the three months and six months ended June 30, 2006, from the comparable prior year periods are due to stock-based compensation expense related to qualified stock options for which a current tax benefit is not available.

Liquidity and Capital Resources

        We currently finance our operations and capital expenditures through cash flow from operations. At June 30, 2006, we had working capital of approximately $329.7 million compared to $274.7 million at December 31, 2005. Net cash provided by operating activities for the six month periods ended June 30, 2006 and 2005 totaled $36.0 million and $35.0 million, respectively.

        Accounts receivable increased to $103.5 million at June 30, 2006 from $95.7 million at December 31, 2005. Receivable days outstanding increased to 59 at June 30, 2006 compared to 55 at June 30, 2005. Consolidated inventory balances increased to $82.4 million at June 30, 2006 from $62.8 million at December 31, 2005. Inventory turns decreased to 2.0 for the quarter ended June 30, 2006 from turns of 2.6 for the quarter ended June 30, 2005. The increase in inventory was to support the transfer of one of our two remaining Austin based production lines to our manufacturing facility in Hungary, originally planned for June, 2006. This transfer has been delayed until September, 2006. The additional inventory is intended as a buffer to support continued production as both the capital equipment and the inventory needed to support its operation are physically moved to Hungary. After the production line is transferred, we expect a modest decline in our inventory balance. However, if we are not successful in completing the transfer of this production line as currently scheduled, we could experience a delay in the reduction of our inventory balances. Cash used in the first six months of 2006 for the purchase of property and equipment totaled $6.5 million, for the capitalization of internally developed software costs totaled $4.0 million, and for additions to other intangibles totaled $949,000. Cash used in the first six months of 2005 for payments for acquisitions, net of cash received, totaled $45.6 million, for the purchase of property and equipment totaled $12.0 million, for the capitalization of internally developed software costs totaled $6.7 million, and for additions to other intangibles totaled $554,000.

        Cash provided by the issuance of common stock totaled $20.3 million and $9.5 million for the first six months of 2006 and 2005, respectively. The issuance of common stock was to employees under our Employee Stock Purchase Plan, our 1994 Incentive Plan and our 2005 Incentive Plan. Cash used for the repurchase of common stock totaled $0 and $41.5 million for the first six months of 2006 and 2005, respectively. Cash used for the payment of dividends totaled $9.5 million and $7.9 million for the first six months of 2006 and 2005, respectively.

        We currently expect to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances and internally generated funds. As of June 30, 2006 and 2005, we had no debt outstanding. We believe that our cash flow from operations and existing cash balances and short-term investments will be sufficient to meet our cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months will depend on our profitability, our ability to manage working capital requirements and our rate of growth.

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

        The marketplace for our products dictates that many of our products be shipped very quickly after an order is received. As a result, we are required to maintain significant inventories. Therefore, inventory obsolescence is a risk for us due to frequent engineering changes, shifting customer demand, the emergence of new industry standards and rapid technological advances including the introduction by us or our competitors of products embodying new technology. While we adjust for excess and obsolete inventories and we monitor the valuation of our inventories, there can be no assurance that our valuation adjustments will be sufficient.

        Off-Balance Sheet Arrangements. We have no debt or off-balance sheet debt. As of June 30, 2006, we have contractual purchase commitments with various suppliers of general components and customized inventory components of approximately $5.9 million. As of June 30, 2006, we have outstanding guarantees for payment of foreign operating leases, customs and foreign grants totaling approximately $2.5 million. (See Note 8 of Notes to Consolidated Financial Statements”). As of June 30, 2006, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Market Risk

        We are exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in foreign currency values and changes in the market value of our investments.

        Foreign Currency Hedging Activities. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option contracts and forward contracts to hedge our exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. We monitor our foreign exchange exposures regularly to ensure the overall effectiveness of our foreign currency hedge positions. However, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at June 30, 2006, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate fair market value of all of our instruments outstanding of approximately $7.3 million. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure.

        Short-term Investments. The fair value of our investments in marketable securities at June 30, 2006 was $156.5 million. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the full investment of available funds. We diversify our marketable securities portfolio by investing in multiple types of investment-grade securities. Our investment portfolio is primarily invested in securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on our investment portfolio and interest rates at June 30, 2006, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $782,000 in the fair value of our investment portfolio. Although changes in interest rates may affect the fair value of our investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

Recently Issued Accounting Pronouncement

        In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 154, Accounting Changes and Error Corrections, a Replacement of Accounting Principles Board (APB) Opinion 20 and FASB Statement 3. SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a significant effect on our financial position, results of operation or cash flows.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

        Response to this item is included in “Item 2 — Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Market Risk” above.

Item 4.   Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2006, have concluded that our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. We continue to enhance our internal control over financial reporting by adding resources in key functional areas with the goal of monitoring our operations at the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required under the new Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board. We discuss and disclose these matters to the audit committee of our board of directors and to our auditors. During the quarter ended June 30, 2006, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

        An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court’s decision of June 23, 2003, (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks’ declaratory judgment complaint, denying MathWorks’ claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks’ modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court’s denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. The case schedule has yet to be set in this action. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. We charged approximately $50,000 against this accrual during the second quarter of 2006. We have charged a total of $502,000 against this accrual through June 30, 2006.

ITEM 1A.   RISK FACTORS

        U.S./Global Economic Change Will Impact Our Future Business. As has occurred in recent years, the markets in which we do our business could again experience the negative effects of a slowdown in the U.S. and/or Global economies. The worsening of the U.S. or Global economies could result in reduced purchasing and capital spending in any of our markets which could have a material adverse effect on our operating results. Our business could also be subject to or impacted by acts of terrorism and/or the effects that war, such as the current conflict in Lebanon, or continued U.S. military action would have on the U.S. and/or Global economies. Our business could also be impacted by public health concerns, natural disasters, disruptions to public or commercial transportation systems, political instability or similar events which result in increased difficulty or higher costs for the export of products into affected regions, the import of components used in our products from affected regions, and/or the effects the event has on the economy in regions in which we do business.

        We Have Established a Budget and Variations From Such Budget Will Affect Our Financial Results. We have established an operating budget for 2006. Our budget was established based on the estimated revenue from forecasted sales of our products which is based in part on economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. Our spending for the remainder of the year could exceed our budget due to a number of factors, including:

o	additional marketing costs for new product introductions and/or for conferences and tradeshows;
o	increased costs from hiring more product development engineers or other personnel;
o	additional costs related to acquisitions, if any;
o	increased manufacturing costs resulting from component supply shortages; and/or component price fluctuations; and/or,
o	additional expenses related to intellectual property litigation.

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

        We Operate in Intensely Competitive Markets. The markets in which we operate are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than we have, and we expect to face further competition from new market entrants in the future. A key competitor is Agilent Technologies Inc. (“Agilent”). Agilent offers its own line of instrument controllers, and also offers hardware and software products that provide solutions that directly compete with our virtual instrumentation products. Agilent is aggressively advertising and marketing products that are competitive with our products. Because of Agilent’s strong position in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse effect on our operating results.

        We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

o	new product introductions by competitors;
o	product pricing;
o	quality and performance;
o	success in developing new products;
o	adequate manufacturing capacity and supply of components and materials;
o	efficiency of manufacturing operations;
o	effectiveness of sales and marketing resources and strategies;
o	strategic relationships with other suppliers;
o	timing of our new product introductions;
o	protection of our products by effective use of intellectual property laws;
o	the outcome of any material intellectual property litigation;
o	general market and economic conditions; and,
o	government actions throughout the world.

There can be no assurance that we will be able to compete successfully in the future.

        We Rely on Management Information Systems and any Disruptions in Such Systems Would Adversely Affect Us. We rely on three primary regional centers for our management information systems. As with any information system, unforeseen issues may arise that could affect our ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that one or more of our three regional information systems could experience a complete or partial shutdown. If such a shutdown occurred, it could impact our product shipments and revenues, as order processing and product distribution are heavily dependent on the integrated management information systems in each region. Accordingly, operating results in such periods would be adversely impacted. We are working to maintain reliable regional management information systems to control costs and improve our ability to deliver our products in our markets worldwide. No assurance can be given that our efforts will be successful. The failure to receive adequate, accurate and timely financial information could inhibit our ability to make effective and timely decisions.

        During the first quarter of 2006, we devoted resources to the initial phase of consolidating our Japanese business application suite with our European business application suite. We also devoted resources to the continued development of our web offerings. In the remainder of 2006, we will continue to devote significant resources to the consolidation of our Japanese and European business application suites scheduled for October 2006 and to the continued development of our web offerings. Any failure to successfully implement these initiatives could have a material adverse effect on our operating results. During the third quarter of 2005, we relocated our European inventory and distribution operations from our former location in a third party logistics facility in Amsterdam to our Company-owned manufacturing facility in Debrecen, Hungary. We implemented information systems to support the maintenance of inventory at this new site and the delivery of products to customers from this new location. There can be no assurance that we will not experience difficulties with these new systems. Difficulties with these new systems may interrupt our normal operations, including our ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. Any disruption occurring with these systems may have a material adverse effect on our operating results.

        We are Subject to Various Risks Associated with International Operations and Foreign Economies. Our international sales are subject to inherent risks, including;

o	fluctuations in local economies;
o	difficulties in staffing and managing foreign operations;
o	greater difficulty in accounts receivable collection;
o	costs and risks of localizing products for foreign countries;
o	unexpected changes in regulatory requirements;
o	tariffs and other trade barriers;
o	difficulties in the repatriation of earnings; and,
o	the burdens of complying with a wide variety of foreign laws.

In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, including those based in or from countries where practices which violate such United States laws may be customary, will not take actions in violations of our policies. Any violation of foreign or United States laws by our employees, contractors or agents, even if such violation is prohibited by our policies, could have a material adverse effect on our business. We must also comply with various import and export regulations. Failure to comply with these regulations could result in fines and/or termination of import and export privileges, which could have a material adverse effect on our operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by our international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Net of hedging results, the change in exchange rates had the effect of decreasing our consolidated sales by 3% in the second quarter of 2006 compared to the second quarter of 2005. Since most of our international operating expenses are also incurred in local currencies, the change in exchanges rates had the effect of decreasing our operating expenses by $1.3 million for the quarter ended June 30, 2006 compared to the comparable prior year period. If the U.S. dollar weakens in the future, it could result in our having to reduce prices locally in order for our products to remain competitive in the local marketplace. If the U.S. dollar strengthens in the future, and we are unable to successfully raise our international selling prices, it could have a material adverse effect on our operating results.

        A Substantial Majority of Our Manufacturing Capacity is Located in Hungary. Our Hungarian manufacturing facility sources a substantial majority of our sales. Currently we are continuing to develop and implement information systems to support the operation of this facility. During the first quarter of 2006, we moved one of our two manufacturing lines from our Austin, Texas manufacturing facility to our manufacturing facility in Debrecen, Hungary. This facility and its operation are also subject to risks associated with doing business internationally, including difficulty in managing manufacturing operations in a foreign country, difficulty in achieving or maintaining product quality, interruption to transportation flows for delivery of components to us and finished goods to our customers, and changes in the country’s political or economic conditions. No assurance can be given that our efforts will be successful. Accordingly, a failure to deal with these factors could result in interruption in the facility’s operation or delays in expanding its capacity, either of which could have a material adverse effect on our operating results.

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

        We receive a substantial income tax benefit from the extraterritorial income exemption (“ETI”) under U.S. law. The ETI rules provide that a percentage of the profits from products and intangibles exported from the U.S. are exempt from U.S. tax. This benefit will not be available in the future as the ETI has been repealed by the American Jobs Creation Act of 2004. ETI will be phased out over the next six months and will cease to be available as of December 31, 2006. The repeal of the ETI will increase our future effective income tax rate, which could have a material adverse effect on our operating results. However, we believe that the effect of the repeal of the ETI will be offset by the effects of the expected increased benefit from the deduction for income from qualified domestic production activities and increased profits in certain foreign jurisdictions with reduced income tax rates.

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

        Our Business Depends on Our Proprietary Rights and We are Subject to Intellectual Property Litigation. Our success depends on our ability to obtain and maintain patents and other proprietary rights relative to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may have in the past infringed or violated certain of our intellectual property rights. We from time to time engage in litigation to protect our intellectual property rights. In monitoring and policing our intellectual property rights, we have been and may be required to spend significant resources. We from time to time may be notified that we are infringing certain patent or intellectual property rights of others. There can be no assurance that any existing intellectual property litigation or any intellectual property litigation initiated in the future, will not cause significant litigation expense, liability, injunction against some of our products, and a diversion of management’s attention, any of which may have a material adverse effect on our operating results.

        Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains management’s certification of adequate disclosure controls and procedures as of June 30, 2006. Our most recent report on Form 10-K contained a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. Our most recent report on Form 10-K also contained an attestation and report by our auditors with respect to management’s assessment of the effectiveness of internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is being required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

        Our Business Depends on the Continued Service of Key Management and Technical Personnel. Our success depends to a significant degree upon the continued contributions of our key management, sales, marketing, research and development and operational personnel, including Dr. Truchard, our Chairman and Chief Executive Officer, and other members of senior management and key technical personnel. We have no agreements providing for the employment of any of our key employees for any fixed term and our key employees may voluntarily terminate their employment with us at any time. The loss of the services of one or more of our key employees in the future could have a material adverse effect on our operating results. We also believe our future success will depend upon our ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, as well as training, motivating and supervising employees. As a result of the impact that the adoption of SFAS 123R in the first quarter of 2006 has had on our results of operations, we have amended our equity compensation program. We will grant fewer equity instruments and the type of equity instrument will be restricted stock units rather than stock options, which may make it more difficult for us to attract or retain qualified management and technical personnel, which could have an adverse effect on our operating results. In addition, the recruiting environment for software engineering, sales and other technical professionals is very competitive. Competition for qualified software engineers is particularly intense and is likely to result in increased personnel costs. Our failure to attract or retain qualified software engineers could have an adverse effect on our operating results. We also recruit and employ foreign nationals to achieve our hiring goals primarily for engineering and software positions. There can be no guarantee that we will continue to be able to recruit foreign nationals at the current rate. There can be no assurance that we will be successful in retaining our existing key personnel or attracting and retaining additional key personnel. Failure to attract and retain a sufficient number of our key personnel could have a material adverse effect on our operating results.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table provides information as of June 30, 2006 with respect to the shares of common stock repurchased by National Instruments during the second quarter of 2006:

Period	Total number of shares	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program
April 1, 2006 to April 30, 2006	—	—	—	2,085,804
May 1, 2006 to May 31, 2006	—	—	—	2,085,804
June 1, 2006 to June 30, 2006	—	—	—	2,085,804

Total	—	—	—

        Our share repurchase plan for up to 3,000,000 shares was announced on October 17, 2002. On April 25, 2005, our Board added 1,700,000 shares to the repurchase plan. Under the plan, we initially had authorization to repurchase up to 4,700,000 shares of National Instruments stock. Our repurchase plan has no expiration date.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of stockholders was held on May 9, 2006.
(b)	The following directors were elected at the meeting to serve a term of three years:
Ben G. Streetman R. Gary Daniels Duy-Loan T. Le
The following directors are continuing to serve their terms:
James J. Truchard Charles J. Roesslein Jeffrey L. Kodosky Donald M. Carlton
(c)	The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

	For	Abstain
(1) Election of directors:
Ben G. Streetman	75,768,625	305,054
R. Gary Daniels	75,769,094	304,585
Duy-Loan T. Le	75,830,224	243,455

ITEM 5.   OTHER INFORMATION

        From time to time our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Jeffrey L. Kodosky and James J. Truchard have made periodic sales of our stock pursuant to such plans.

ITEM 6.    EXHIBITS

3.1(2)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(1)	Specimen of Common Stock certificate of the Company.
4.2(3)	Rights Agreement dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A.
10.1(1)	Form of Indemnification Agreement.
10.2(5)	1994 Incentive Plan, as amended.*
10.3	1994 Employee Stock Purchase Plan.*
10.4(6)	Long-Term Incentive Program.*
10.5(7)	2005 Incentive Plan.*
10.6(8)	National Instruments Corporation's Annual Incentive Program.*
10.7(9)	2006 Annual Incentive Program Goals and Awards for Named Executive Officers.*
10.8	Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.9	Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.10	Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.11	Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(3)	Incorporated by reference to exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on January 28, 2004.
(4)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 8-K on April 27, 2004.
(5)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 10-Q on August 5, 2004.
(6)	Incorporated by reference to the same-numbered exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(7)	Incorporated by reference to exhibit A of the Company's Proxy Statement dated and filed on April 4, 2005.
(8)	Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on June 27, 2006.
(9)	Incorporated by reference to exhibit 10.2 filed with the Company's Current Report on Form 8-K filed on June 27, 2006.
*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INSTRUMENTS CORPORATION
Registrant
BY: /s/ Alex Davern
Alex Davern
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Dated: August 2, 2006