Form 10-Q
period 2006-09-30
NATIONAL INSTRUMENTS CORP /DE/
filed 2006-11-03
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended: September 30, 2006 or

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock - $0.01 par value	Outstanding at November 1, 2006 80,183,319

NATIONAL INSTRUMENTS CORPORATION

PART I   —  FINANCIAL INFORMATION

ITEM 1.     Financial Statements

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2006	2005

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,377	$55,864
Short-term investments	169,950	119,846
Accounts receivable, net	103,329	95,733
Inventories, net	79,515	62,827
Prepaid expenses and other current assets	16,574	13,146
Deferred income tax, net	16,334	14,890

Total current assets	439,079	362,306
Property and equipment, net	142,290	144,330
Goodwill, net	53,404	52,533
Intangible assets, net	41,004	43,602
Other long-term assets	5,091	5,565

Total assets	$680,868	$608,336

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$30,800	$30,832
Accrued compensation	21,312	18,084
Deferred revenue	19,090	16,018
Accrued expenses and other liabilities	17,296	8,838
Other taxes payable	13,245	13,848

Total current liabilities	101,743	87,620
Deferred income taxes	16,866	16,866

Total liabilities	118,609	104,486

Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized;
none issued and outstanding	—	—
Common Stock: par value $0.01; 180,000,000 shares authorized;
79,428,422 and 79,276,086 shares issued and outstanding,
respectively	794	793
Additional paid-in capital	96,133	91,430
Deferred stock-based compensation	—	(16,547)
Retained earnings	463,866	429,859
Accumulated other comprehensive income (loss)	1,466	(1,685)

Total stockholders' equity	562,259	503,850

Total liabilities and stockholders' equity	$680,868	$608,336

        The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net sales	$164,079	$141,618	$478,954	$412,180
Cost of sales (1)	42,431	37,893	124,788	106,970

Gross profit	121,648	103,725	354,166	305,210

Operating expenses:
Sales and marketing (2)	58,479	53,053	172,459	156,953
Research and development (3)	27,742	20,782	83,121	63,472
General and administrative (4)	13,060	11,547	39,482	33,167

Total operating expenses	99,281	85,382	295,062	253,592

Operating income	22,367	18,343	59,104	51,618
Other income (expense):
Interest income	1,964	903	4,898	2,741
Net foreign exchange gain (loss)	432	(404)	195	(1,170)
Other income (expense), net	(29)	105	78	180

Income before income taxes	24,734	18,947	64,275	53,369
Provision for income taxes (5)	6,083	4,548	16,001	12,810

Net income	$18,651	$14,399	$48,274	$40,559

Basic earnings per share	$0.23	$0.18	$0.61	$0.52

Weighted average shares outstanding-basic	79,637	78,158	79,436	78,567

Diluted earnings per share	$0.23	$0.18	$0.59	$0.50

Weighted average shares outstanding-diluted	81,274	80,575	81,504	80,939

Dividends declared per share	$0.06	$0.05	$0.18	$0.15

     The following footnotes apply to the three and nine months ended September 30, 2006:

(1)	(including $182 and $465, respectively, of non-cash stock compensation)
(2)	(including $1,415 and $4,373, respectively, of non-cash stock compensation)
(3)	(including $1,231 and $3,886, respectively, of non-cash stock compensation)
(4)	(including $555 and $1,708, respectively, of non-cash stock compensation)
(5)	(including $607 and $1,734, respectively, of benefit from non-cash stock compensation)

        The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine Months Ended September 30,

	2006	2005

Cash flow from operating activities:
Net income	$48,274	$40,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,263	21,628
Stock-based compensation	10,773
Provision for (benefit from) deferred income taxes	(934)	390
Tax benefit from stock option plans	(3,025)	675
Changes in operating assets and liabilities:
Accounts receivable, net	(7,596)	5,302
Inventories	(16,688)	690
Prepaid expenses and other assets	(2,966)	(3,654)
Accounts payable	(32)	2,184
Deferred revenue	3,072	2,363
Taxes and other liabilities	15,245	(3,382)

Net cash provided by operating activities	71,386	66,755

Cash flow from investing activities:
Acquisitions, net of cash received	—	(45,586)
Capital expenditures	(10,841)	(13,307)
Capitalization of internally developed software	(6,276)	(11,105)
Additions to other intangibles	(1,726)	(2,692)
Purchases of short-term investments	(157,746)	(96,226)
Sales and maturities of short-term investments	107,642	113,535

Net cash used in investing activities	(68,947)	(55,381)

Cash flow from financing activities:
Proceeds from issuance of common stock	22,835	13,377
Repurchase of common stock	(16,519)	(41,542)
Dividends paid	(14,267)	(11,818)
Tax benefit from stock option plans	3,025	—

Net cash used in financing activities	(4,926)	(39,983)

Changes in cash and cash equivalents	(2,487)	(28,609)
Cash and cash equivalents at beginning of period	55,864	76,216

Cash and cash equivalents at end of period	$53,377	$47,607

        The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005, included in our annual report on Form 10-K filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at September 30, 2006 and December 31, 2005, and the results of our operations for the three-month and nine-month periods ended September 30, 2006 and 2005, and the cash flows for the nine-month periods ended September 30, 2006 and 2005. Operating results for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three-month and nine-month periods ended September 30, 2006 and 2005, respectively, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	(unaudited)		(unaudited)
	2006	2005	2006	2005

Weighted average shares outstanding-basic	79,637	78,158	79,436	78,567
Plus: Common share equivalents
Stock options, restricted stock units	1,637	2,417	2,068	2,372

Weighted average shares outstanding-diluted	81,274	80,575	81,504	80,939

Stock options to acquire 4,001,000 and 2,946,000 shares for the quarters ended September 30, 2006 and 2005, respectively, and 3,276,000 and 3,167,000 shares for the nine months ended September 30, 2006 and 2005, respectively, were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

NOTE 3 – Inventories

Inventories, net consist of the following (in thousands):

	September 30, 2006	December 31, 2005

	(unaudited)
Raw materials	$40,285	$28,497
Work-in-process	4,402	4,634
Finished goods	34,828	29,696

	$79,515	$62,827

NOTE 4 – Intangibles

Intangibles at September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006 (unaudited)			December 31, 2005

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Capitalized software development costs	$56,477	$(39,703)	$16,774	$50,201	$(32,651)	$17,550
Acquired technology	20,854	(8,920)	11,934	20,257	(6,296)	13,961
Patents	12,527	(2,919)	9,608	11,647	(2,445)	9,202
Other	5,437	(2,749)	2,688	4,826	(1,937)	2,889

	$95,295	$(54,291)	$41,004	$86,931	$(43,329)	$43,602

Software development costs capitalized for the three months ended September 30, 2006 and 2005 were $2.3 million and $4.2 million, respectively, and related amortization was $2.0 million and $1.8 million, respectively. Software development costs capitalized for the nine months ended September 30, 2006 and 2005 were $6.3 million and $11.1 million, respectively, and related amortization was $7.1 million and $5.2 million, respectively. Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the products estimated economic life, generally three years. Patents are amortized using the straight-line method over their estimated period of benefit, generally ten to seventeen years. Total intangible assets amortization expenses were $3.2 million and $2.9 million for the three months ended September 30, 2006 and 2005, respectively, and were $10.7 million and $7.3 million for the nine months ended September 30, 2006 and 2005, respectively.

NOTE 5 – Goodwill

The carrying amount of goodwill for 2006 is as follows:

Amount (in thousands)

Balance as of December 31, 2005	$52,533
Acquisitions/purchase accounting adjustments	—
Divestitures	—
Foreign currency translation impact	871

Balance as of September 30, 2006	$53,404

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

NOTE 6 – Comprehensive Income

Our comprehensive income is comprised of net income, foreign currency translation and unrealized gains and losses on forward and option contracts and securities available for sale. Comprehensive income for the three-month and nine-month periods ended September 30, 2006 and 2005 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2006	2005	2006	2005

Comprehensive income:
Net income	$18,651	$14,399	$48,274	$40,559
Foreign currency translation gains (losses)	(346)	185	3,436	(4,189)
Unrealized gains (losses) on derivative instruments	355	313	(291)	726
Unrealized gains (losses) on securities available for sale	207	(47)	6	(51)

Total comprehensive income	$18,867	$14,850	$51,425	$37,045

NOTE 7 – Stock-Based Compensation Plans

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards 123R (“SFAS 123R”), “Share-based Payments”, using the modified-prospective-transition method. Under this method, prior periods are not restated. Under this transition method, stock compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Prior to adopting SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock grants as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. As a result, $3.0 million of excess tax benefits for the nine months ended September 30, 2006 have been classified as financing cash flows.

Prior to the effective date of SFAS 123R, we applied Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations for our stock option grants. APB 25 provides that the compensation expense relative to our stock options is measured based on the intrinsic value of the stock option at date of grant.

As a result of adopting SFAS 123R on January 1, 2006, our income before income taxes and net income for the three months ended September 30, 2006 are $2.0 million and $1.8 million lower, respectively, and for the nine months ended September 30, 2006 are $7.2 million and $6.7 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended September 30, 2006 are $0.03 and $0.02 lower, respectively, and for the nine months ended September 30, 2006 are $0.08 and $0.08 lower, respectively, than if we had continued to account for share-based compensation under APB 25.

Had we previously recognized compensation costs as prescribed by SFAS 123, previously reported net income, basic earnings per share and diluted earnings per share would have changed to the pro forma amounts shown below (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(unaudited)	(unaudited)

Net income, as reported	$14,399	$40,559
Stock-based compensation included in reported net income, net of related tax effects	—	—
Total stock-based compensation expense determined under fair
value method for all awards, net of related tax effects	(4,042)	(9,895)
Pro-forma net income	10,357	30,664
Earnings per share:
Basic - as reported	$0.18	$0.52
Basic - pro-forma	$0.13	$0.39
Diluted - as reported	$0.18	$0.50
Diluted - pro-forma	$0.13	$0.38

Pro-forma disclosures for the three-month and nine-month periods ended September 30, 2006 are not presented because the amounts are recognized in the Consolidated Statements of Income.

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

Transactions under all stock option plans are summarized as follows:

	Number of shares under option	Weighted average Exercise price
Outstanding at December 31, 2005	8,478,233	$21.05
Exercised	(1,071,616)	13.43
Canceled	(134,718)	27.30
Granted	—	—
Outstanding at September 30, 2006	7,271,899	$22.05

The aggregate intrinsic value of stock options at exercise, represented in the table above, was $19.6 million for the nine months ended September 30, 2006. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $20.4 million as of the end of the third quarter of 2006, related to approximately 1,682,000 shares with a per share weighted average fair value of $25.96. We anticipate this expense to be recognized over a weighted average period of approximately 4.0 years.

	Outstanding and Exercisable by Price Range As of September 30, 2006
	Options Outstanding			Options Exercisable
Range of Exercise prices	Number outstanding as of 09/30/2006	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of 09/30/2006	Weighted average exercise price
$ 8.6667 — $ 9.8889	727,962	0.48	$9.5648	720,419	$9.5641
$ 10.2593 — $ 15.3055	1,599,676	1.85	$14.13	1,561,816	$14.1604
$ 15.5555 — $ 27.9467	2,488,971	5.37	$21.88	1,681,186	$21.8430
$ 28.3933 — $ 29.8500	1,004,413	7.49	$29.76	401,661	$29,7459
$ 30.5100 — $ 34.3750	1,450,877	3.74	$31.99	1,224,536	$32.0008

$ 8.6667 — $ 34.3750	7,271,899	4.07	$22.0490	5,589,618	$20.9070

The weighted average remaining contractual life of options exercisable as of September 30, 2006 was 3.44 years. No options were granted in the nine months ended September 30, 2006 as our incentive option plan terminated in May 2005. The fair value of options granted in 2005 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2005
Dividend expense yield	0.2%
Expected life	5.5 years
Expected volatility	43.3%
Risk-free interest rate	4.0%

      Restricted stock plan

Our stockholders approved the 2005 Incentive Plan on May 10, 2005. At the time of approval, 2,700,000 shares of our common stock were reserved for issuance under this plan, as well as the number of shares which had been reserved, but not issued under the 1994 Plan (our stock option plan which terminated in May 2005), and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and restricted stock units to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. Shares available for grant at September 30, 2006 were 3,647,962. As part of the requirements of SFAS 123R, the Company is required to estimate potential forfeitures of restricted stock units and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

Transactions under the restricted stock plan are summarized as follows:

	RSUs
	Number of RSUs	Weighted Average Grant Price
Balance at December 31, 2005	798,305	22.24
Granted	672,655	32.35
Vested	(113,794)	31.67
Canceled	(42,625)	25.70

Balance at September 30, 2006	1,314,541	26.75

Total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $30.0 million as of the end of the third quarter of 2006, related to 1,314,541 shares with a per share weighted average fair value of $27.34. We anticipate this expense to be recognized over a weighted average period of approximately 7 years.

      Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the participation period. On December 21, 2005, our Compensation Committee amended the periods to be quarterly beginning on November 1, February 1, May 1 and August 1 of each year. The initial period commenced on April 1, 2006 and ended on July 31, 2006. Employees may designate up to 15% of their compensation for the purchase of common stock. Common stock reserved for future employee purchases aggregated 947,582 shares at September 30, 2006. Shares issued under this plan were 160,670 in the nine month period ended September 30, 2006. The weighted average fair value of the employees’ purchase rights was $23.59 and was estimated using the Black-Scholes model with the following assumptions:

	2006
Dividend expense yield	0.2%
Expected life	3 mo	nths
Expected volatility	30.5%
Risk-free interest rate	4.4%

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

NOTE 8 – Commitments and Contingencies

We offer a one-year limited warranty on most hardware products, with a two or three-year warranty on a subset of our hardware products, which is included in the sales price of many of our products. Provision is made for estimated future warranty costs at the time of sale pursuant to SFAS 5, Accounting for Contingencies, for the estimated costs that may be incurred under the basic limited warranty. Our estimate is based on historical experience and product sales during this period.

The warranty reserve for the nine-month periods ended September 30, 2006 and 2005, respectively, was as follows (in thousands):

	Nine Months Ended September 30,
	(unaudited)
	2006	2005
Balance at the beginning of the period	$915	$815

Accruals for warranties issued during the period	1,190	1,208
Settlements made (in cash or in kind) during the period	(1,190)	(1,158)

Balance at the end of the period	$915	$865

As of September 30, 2006, we have outstanding guarantees for payment of foreign operating leases, customs and foreign grants totaling approximately $2.9 million.

As of September 30, 2006, we have non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7.5 million over the next twelve months.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2006	2005	2006	2005
Net sales:
Americas:
Unaffiliated customer sales	$80,637	$72,526	$233,841	$201,266
Geographic transfers	30,833	21,376	92,642	62,321

	$111,470	$93,902	$326,483	$263,587

Europe:
Unaffiliated customer sales	$43,488	$38,252	$135,963	$121,632
Geographic transfers	36,914	31,130	113,546	89,437

	$80,402	$69,382	$249,509	$211,069

Asia Pacific:
Unaffiliated customer sales	$39,954	$30,840	$109,150	$89,282

Eliminations	(67,747)	(52,506)	(206,188)	(151,758)

	$164,079	$141,618	$478,954	$412,180

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2006	2005	2006	2005
Operating income:
Americas	$18,339	$16,238	$49,041	$46,057
Europe	15,956	13,599	52,330	41,353
Asia Pacific	15,814	9,288	40,854	27,680
Unallocated:
Research and development expenses	(27,742)	(20,782)	(83,121)	(63,472)

	$22,367	$18,343	$59,104	$51,618

	September 30, 2006	December 31, 2005
	(unaudited)
Identifiable assets:
Americas	$478,970	$436,170

Europe	149,518	129,420
Asia Pacific	52,380	42,746

	$680,868	$608,336

Total sales outside the United States for the quarter and nine months ended September 30, 2006 were $90.1 million and $267.4 million, respectively, and for the quarter and nine months ended September 30, 2005 were $76.4 million and $230.9 million, respectively.

NOTE 10 – Recent Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of Statement of Financial Accounting Standards (“SFAS”) 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We will be required to adopt this interpretation in the first quarter of fiscal year 2007. We are currently evaluating the requirements of FIN 48 and have not yet determined the impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108 regarding the process of quantifying financial statement misstatements. SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS 154, Accounting Changes and Error Corrections – a replacement of APB 20 and FASB Statement 3, for the correction of an error on financial statements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We will be required to adopt this interpretation by December 31, 2006. We are currently evaluating the requirements of SAB 108 and have not yet determined the impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS 157 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS 157 and have not yet determined the impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements 87, 88, 106 and 132(R). This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position. SFAS 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective for fiscal years ending after December 15, 2006. We will be required to adopt this statement for the current fiscal year ending December 31, 2006. The adoption of this standard will not have a significant effect on our consolidated financial statements.

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

An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court’s decision of June 23, 2003, (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks’ declaratory judgment complaint, denying MathWorks’ claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks’ modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court’s denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. The case schedule has yet to be set in this action. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. We charged approximately $43,000 against this accrual during the third quarter of 2006. We have charged a total of $545,000 against this accrual through September 30, 2006.

NOTE 12 – Acquisitions

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

Goodwill is deductible for tax purposes. Goodwill is not amortized but is reviewed periodically for impairment. Acquired core technology and intangible assets are amortized over their useful lives, which range from three to eight years. For the three months ended September 30, 2006 and 2005, amortization expense for intangible assets acquired was approximately $805,000 and $615,000, respectively, of which approximately $682,000 and $492,000 was recorded in cost of sales, respectively, and approximately $123,000 and $123,000 was recorded in operating expenses, respectively. The estimated amortization expense of intangible assets acquired for the current fiscal year and in future years will be recorded in the consolidated statements of income as follows (in thousands):

Fiscal Year	Cost of Sales	Acquisition related costs and amortization, net	Total
2006	$ 2,689	$ 450	$ 3,139
2007	2,689	450	3,139
2008	2,532	412	2,944
2009	2,259	338	2,597
2010	1,725	177	1,902
Thereafter	1,166	271	1,437

Total	$ 13,060	$ 2,098	$ 15,158

NOTE 13 – Subsequent Event

On October 23, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per common share, payable on November 27, 2006 to shareholders of record on November 6, 2006.

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

Overview

        National Instruments designs, develops, manufactures and markets instrumentation and automation software and hardware for general commercial, industrial and scientific applications. We offer hundreds of products used to create virtual instrumentation systems for measurement and automation. We have identified a large and diverse market for design, control and test applications. Our products are used in a variety of applications from research and development to production testing, monitoring and industrial control. We sell to a large number of customers in a wide variety of industries. No single customer accounted for more than 3% of our sales in the nine months ended September 30, 2006 or in the years 2005, 2004 or 2003, and no single customer accounted for more than 4% of our sales in the quarter ended September 30, 2006.

The key strategies that management focuses on in running the business are the following:

Expanding our broad customer base:

        We strive to increase our already broad customer base by serving a large market on many computer platforms, through a global marketing and distribution network. We also seek to acquire new technologies and expertise from time to time in order to open up new opportunities for our existing product portfolio. While we continue our efforts to expand our customer base, we are also benefiting from a trend of increasing order size from both new and existing customers.

Maintaining a high level of customer satisfaction:

        To maintain a high level of customer satisfaction we strive to offer innovative, modular and integrated products through a global sales and support network. We strive to maintain a high degree of backwards compatibility across different platforms in order to preserve the customer’s investment in our products. In this time of intense global competition, it is crucial that we continue to offer products with high quality and reliability, and that these products provide cost-effective solutions for our customers.

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

        We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the United States and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 51% and 49% of our revenues in the three month periods ended September 30, 2006 and 2005, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign-currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. See Note 9 of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income and identifiable assets.

        We manufacture a substantial majority of our products at our facility in Debrecen, Hungary. Additional production primarily of low volume or newly introduced products is done in Austin, Texas. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. We manufacture most of the electronic circuit card assemblies, modules and chassis in-house, although subcontractors are used from time to time. Beginning in 2005, some chassis have been produced by subcontractors in Asia. We manufacture some of our electronic cable assemblies in-house, but many assemblies are produced by subcontractors. We primarily subcontract our software duplication, our technical manuals, and product support documentation.

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

Results of Operations

        The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales:
Americas	49.1%	51.2%	48.8%	48.8%
Europe	26.5	27.0	28.4	29.5
Asia Pacific	24.4	21.8	22.8	21.7

Consolidated net sales	100.0	100.0	100.0	100.0
Cost of sales	25.9	26.8	26.1	26.0

Gross profit	74.1	73.2	73.9	74.0

Operating expenses:
Sales and marketing	35.6	37.4	36.0	38.1
Research and development	16.9	14.7	17.4	15.4 .
General and administrative	8.0	8.1	8.2	8.0

Total operating expenses	60.5	60.2	61.6	61.5

Operating income	13.6	13.0	12.3	12.5
Other income (expense):
Interest income	1.2	0.6	1.1	0.7
Net foreign exchange gain (loss)	0.3	(0.3)	0.0	(0.3)
Other income, net	0.0	0.1	0.0	0.0

Income before income taxes	15.1	13.4	13.4	12.9
Provision for income taxes	3.7	3.2	3.3	3.1

Net income	11.4%	10.2%	10.1%	9.8%

        Net Sales.  Consolidated net sales increased by $22.5 million or 16.0% for the three months ended September 30, 2006 to $164.1 million from $141.6 million for the three months ended September 30, 2005, and increased $66.8 million or 16.0% to $479.0 million for the nine months ended September 30, 2006 from $412.2 million for the comparable period in the prior year. The increases in sales for the three and nine months ended September 30, 2006 were primarily attributable to the introduction of new and upgraded products, an increased market acceptance of our products in all regions and the current year impact of prior year acquisitions. Sales in the Americas in the third quarter of 2006 increased by 11% from the third quarter of 2005 and sales in the Americas for the nine months ended September 30, 2006 increased by 16% from the nine months ended September 30, 2005.

        Sales outside of the Americas, as a percentage of consolidated sales for the quarter ended September 30, 2006, increased to 50.9% from 48.8% for the quarter ended September 30, 2005 as a result of a stronger euro and strong growth in our sales in Asia. Sales outside of the Americas as a percentage of consolidated sales for the nine months ended September 30, 2006 remained flat at 51.2% with the comparable 2005 period. Compared to the corresponding periods in 2005, our European sales increased by 14% to $43.5 million for the quarter ended September 30, 2006 and increased by 12% to $136.0 million for the nine months ended September 30, 2006. Sales in Asia Pacific increased by 30% to $40.0 million for the quarter ended September 30, 2006 compared to the same period in 2005 and increased 22% to $109.2 million for the nine months ended September 30, 2006 compared to the same period in 2005. We expect sales outside of North America to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

        Almost all sales made by our direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. Between the third quarter of 2005 and the third quarter of 2006, net of hedging results, the change in exchange rates had the effect of increasing our consolidated sales by 2%; increasing European sales by 4% and increasing sales in Asia Pacific by 2%. The increase in sales in Europe and Asia as a result of the change in exchange rates was partially offset by the decrease in local currency product pricing in each region. For 2006 year-to-date sales, net of hedging results, the change in exchange rates had the effect of decreasing our consolidated sales by 2%. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing operating expenses by $639,000, or 0.6%, for the quarter ended September 30, 2006 and decreasing operating expenses by $2.5 million, or 0.8%, for the nine months ended September 30, 2006 compared to the comparable prior year periods.

        Gross Profit.  As a percentage of sales, gross profit increased to 74.1% for the third quarter of 2006 from 73.2% for the third quarter of 2005 and decreased to 73.9% for the first nine months of 2006 from 74.0% for the comparable prior year period. Approximately 65% of the higher gross margin in the third quarter of 2006 compared to the 2005 period is attributable to increased sales of higher margin products, the result of reduced costs from component cost savings and/or from the reduced cost from the manufacture of the product in our facility in Hungary instead of our facility in Austin, Texas, with the remaining fraction of the higher gross margin attributable to the favorable impact of higher sales volume, which offset the negative impact of the expensing of stock-based compensation. The lower gross margin in the first nine months of 2006 compared to the comparable prior year period is attributable to unfavorable foreign currency exchange rates, the write-off in the first quarter of 2006 of some capitalized facility costs due to the continued transition of production to our manufacturing facility in Hungary, the impact of the expensing of stock-based compensation and the increase in amortization of acquisition intangibles, all of which were offset almost entirely by the favorable impact of higher sales volume. There can be no assurance that we will maintain our historical margins. We believe our current manufacturing capacity is adequate to meet current needs.

        Sales and Marketing.  Sales and marketing expenses for the third quarter of 2006 increased to $58.5 million, a 10% increase, compared to the third quarter of 2005 and increased 10% to $172.5 million for the first nine months of 2006 from the comparable 2005 period. As a percentage of net sales, sales and marketing expenses were 35.6% and 37.4% for the quarters ended September 30, 2006 and 2005, respectively, and 36.0% and 38.1% for the nine months ended September 30, 2006 and 2005, respectively. The increases in sales and marketing expenses in the quarter and in the nine months ended September 30, 2006 from the comparable prior year periods were attributable to increases in sales and marketing personnel costs due to the increase in sales and marketing personnel, the increase in variable compensation from higher sales volume and from the impact of the expensing of stock-based compensation. We expect sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on recruiting, marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

        Research and Development.  Research and development expenses increased to $27.7 million for the quarter ended September 30, 2006, a 33% increase, compared to $20.8 million for the three months ended September 30, 2005, and increased 31% to $83.1 million for the nine months ended September 30, 2006 from $63.5 million in the comparable 2005 period. As a percentage of net sales, research and development expenses represented 16.9% and 14.7% for the third quarters ended September 30, 2006 and 2005, respectively, and 17.4% and 15.4% for the nine months ended September 30, 2006 and 2005, respectively. The increases in research and development costs in the quarter and in the nine month periods ended September 30, 2006 versus the comparable prior year periods were primarily due to increases in personnel costs from the hiring of additional product development engineers and from the impact of the expensing of stock-based compensation and from the decrease in the capitalization of software development costs in each period. We plan to continue making a significant investment in research and development in order to remain competitive and support revenue growth.

        We capitalize software development costs in accordance with Statements of Financial Accounting Standards (“SFAS”) 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” We amortize such costs over the related product’s estimated economic useful life, generally three years, beginning when a product becomes available for general release. Software amortization expense included in cost of goods sold totaled $2.0 million and $1.8 million for the quarters ended September 30, 2006 and 2005, respectively, and $7.1 million and $5.2 million during the nine months ended September 30, 2006 and 2005, respectively. Internally developed software costs capitalized were $2.3 million and $4.2 million for the quarters ended September 30, 2006 and 2005, respectively, and $6.3 million and $11.1 million for the first nine months of 2006 and 2005, respectively.

        General and Administrative.  General and administrative expenses for the quarter ended September 30, 2006 increased 13% to $13.1 million from $11.5 million for the comparable prior year period. For the first nine months of 2006, general and administrative expenses increased 19% to $39.5 million from $33.2 million for the first nine months of 2005. As a percentage of net sales, general and administrative expenses decreased to 8.0% for the quarter ended September 30, 2006 from 8.1% for the third quarter of 2005. During the first nine months of 2006, general and administrative expenses increased as a percentage of sales to 8.2% from 8.0% in the comparable prior year period. The increases in general and administrative expenses for the quarter ended September 30, 2006 from the comparable prior year period was primarily attributable to increases in personnel costs due from both the increase in general and administrative personnel and the impact of the expensing of stock-based compensation. The increase in general and administrative expenses for the nine months ended September 30, 2006 from the comparable prior year period was primarily attributable to increases in personnel costs due from both the increase in general and administrative personnel and the impact of the expensing of stock-based compensation, and the effect of decreased litigation costs in the prior year, primarily from the reversal of previously accrued estimated patent defense costs associated with the SoftWIRE legal matter which resulted in a gain of $1.9 million in the prior year. We expect that general and administrative expenses in future periods will fluctuate in absolute amounts and as a percentage of revenue.

        Interest Income.  Interest income in the third quarter of 2006 increased to $2.0 million from $903,000 in the third quarter of 2005, and increased to $4.9 million for the first nine months of 2006 from $2.7 million for the comparable 2005 period. The increases in interest income for the quarter and nine months ended September 30, 2006 were due to higher yields on increased invested funds. The primary source of interest income is from the investment of our cash and short-term investments. Net cash provided by operating activities totaled $71.4 million and $66.8 million in the nine month periods ended September 30, 2006 and 2005, respectively.

        Net Foreign Exchange Gain (Loss). We experienced net foreign exchange gains of $432,000 in the third quarter of 2006 compared to losses of $404,000 in the third quarter of 2005. Net foreign exchange gains of $195,000 were recognized for the first nine months of 2006 compared to losses of $1.2 million for the first nine months of 2005. These results are attributable to movements between the U.S. dollar and the local currencies in countries in which our sales subsidiaries are located. We recognize the local currency as the functional currency of our international subsidiaries.

        We utilize foreign currency forward contracts to hedge a majority of our foreign currency-denominated receivables in order to reduce our exposure to significant foreign currency fluctuations. We typically limit the duration of our “receivables” foreign currency forward contracts to approximately 90 days.

        We also utilize foreign currency forward contracts and foreign currency purchased option contracts in order to reduce our exposure to fluctuations in future foreign currency cash flows. We purchase these contracts for up to 100% of our forecasted cash flows in selected currencies (primarily the euro, yen and pound sterling) and limit the duration of these contracts to 40 months. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” As a result, our hedging activities only partially address our risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. We do not invest in contracts for speculative purposes. Our hedging strategy reduced our foreign exchange losses by $443,000 in the quarter ended September 30, 2006, and reduced our foreign exchange gains by $633,000 in the nine months ended September 30, 2006.

        Provision for Income Taxes.  Our provision for income taxes reflects an effective tax rate of 25% for the three and nine months ended September 30, 2006 and 24% for the three and nine months ended September 30, 2005. Our effective tax rate is lower than the U.S. federal statutory rate of 35% primarily as a result of the extraterritorial income exclusion, tax-exempt interest and reduced tax rates in certain foreign jurisdictions. The increases in our tax rate in the three and nine months ended September 30, 2006 from the comparable 2005 periods are due to stock-based compensation expense related to qualified stock options for which a current tax benefit is not available.

Liquidity and Capital Resources

        We currently finance our operations and capital expenditures through cash flow from operations. At September 30, 2006, we had working capital of approximately $337.3 million compared to $274.7 million at December 31, 2005. Net cash provided by operating activities for the nine month periods ended September 30, 2006 and 2005 totaled $71.4 million and $66.8 million, respectively.

        Accounts receivable increased to $103.3 million at September 30, 2006 from $95.7 million at December 31, 2005. Receivable days outstanding increased to 57 at September 30, 2006 compared to 54 at September 30, 2005. Consolidated inventory balances increased to $79.5 million at September 30, 2006 from $62.8 million at December 31, 2005. Inventory turns of 2.1 at September 30, 2006 represent a decrease from turns of 2.8 at September 30, 2005. The increase in inventory was principally to support the transfer of one of our two remaining Austin based production lines to our manufacturing facility in Hungary, originally planned for June 2006. This transfer was delayed until September 2006. The additional inventory is intended as a buffer to support continued production as both the capital equipment and the inventory needed to support its operation were physically moved to Hungary. Cash used in the first nine months of 2006 for the purchase of property and equipment totaled $10.8 million, for the capitalization of internally developed software costs totaled $6.3 million, and for additions to other intangibles totaled $1.7 million. Cash used in the first nine months of 2005 for payments for acquisitions, net of cash received, totaled $45.6 million, for the purchase of property and equipment totaled $13.3 million, for the capitalization of internally developed software costs totaled $11.1 million, and for additions to other intangibles totaled $2.7 million.

        Cash provided by the issuance of common stock totaled $22.8 million and $13.4 million for the first nine months of 2006 and 2005, respectively. The issuance of common stock was to employees under our Employee Stock Purchase Plan, our 1994 Incentive Plan, and our 2005 Incentive Plan. Cash used for the repurchase of common stock totaled $16.5 million and $41.5 million for the first nine months of 2006 and 2005, respectively. Cash used for the payment of dividends totaled $14.3 million and $11.8 million for the first nine months of 2006 and 2005, respectively.

        We currently expect to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances and internally generated funds. As of September 30, 2006 and 2005, we had no debt outstanding. We believe that our cash flow from operations and existing cash balances and short-term investments will be sufficient to meet our cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months will depend on our profitability, our ability to manage working capital requirements and our rate of growth.

Financial Risk Management

        Our international sales are subject to inherent risks, including fluctuations in local economies; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, we are subject to the risks associated with fluctuations in currency rates. In particular, increases in the value of the dollar against foreign currencies decrease the U.S. dollar value of foreign sales requiring that we either increase our price in the local currency, which could render our product prices noncompetitive, or suffer reduced revenues and gross margins as measured in U.S. dollars. These dynamics have adversely affected our revenue growth in international markets in previous years. Our foreign currency hedging program includes both foreign currency forward and purchased option contracts to reduce the effect of exchange rate fluctuations. However, our hedging program will not eliminate all of our foreign exchange risks. (See “Net Foreign Exchange Gain (Loss)”).

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

        Off-Balance Sheet Arrangements. We have no debt or off-balance sheet debt. As of September 30, 2006, we have contractual purchase commitments with various suppliers of general components and customized inventory components of approximately $7.5 million. As of September 30, 2006, we have outstanding guarantees for payment of foreign operating leases, customs and foreign grants totaling approximately $2.9 million. (See Note 8 of Notes to Consolidated Financial Statements). At September 30, 2006, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Market Risk

        We are exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in foreign currency values and changes in the market value of our investments.

        Foreign Currency Hedging Activities.  Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option contracts and forward contracts to hedge our exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. We monitor our foreign exchange exposures regularly to ensure the overall effectiveness of our foreign currency hedge positions. However, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at September 30, 2006, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate fair market value of all of our instruments outstanding of approximately $8.0 million. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure.

        Short-term Investments. The fair value of our investments in marketable securities at September 30, 2006 was $170.0 million. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the full investment of available funds. We diversify our marketable securities portfolio by investing in multiple types of investment-grade securities. Our investment portfolio is primarily invested in securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on our investment portfolio and interest rates at September 30, 2006, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $850,000 in the fair value of our investment portfolio. Although changes in interest rates may affect the fair value of our investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

Recent Issued Accounting Pronouncements

        In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of Statement of Financial Accounting Standards (“SFAS”) 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We will be required to adopt this interpretation in the first quarter of fiscal year 2007. We are currently evaluating the requirements of FIN 48 and have not yet determined the impact on our consolidated financial statements.

        In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108 regarding the process of quantifying financial statement misstatements. SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS 154, Accounting Changes and Error Corrections – a replacement of APB 20 and FASB Statement 3, for the correction of an error on financial statements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We will be required to adopt this interpretation by December 31, 2006. We are currently evaluating the requirements of SAB 108 and have not yet determined the impact on our consolidated financial statements.

        In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS 157 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS 157 and have not yet determined the impact on our consolidated financial statements.

        In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements 87, 88, 106 and 132(R). This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position. SFAS 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective for fiscal years ending after December 15, 2006. We will be required to adopt this statement for the current fiscal year ending December 31, 2006. The adoption of this standard will not have a significant effect on our consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

        Response to this item is included in “Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Market Risk” above.

Item 4.   Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2006, have concluded that our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. We continue to enhance our internal control over financial reporting by adding resources in key functional areas with the goal of monitoring our operations at the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required under the new Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board. We discuss and disclose these matters to the audit committee of our board of directors and to our auditors. During the quarter ended September 30, 2006, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court’s decision of June 23, 2003, (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks’ declaratory judgment complaint, denying MathWorks’ claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks’ modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court’s denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. The case schedule has yet to be set in this action. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. We charged approximately $43,000 against this accrual during the third quarter of 2006. We have charged a total of $545,000 against this accrual through September 30, 2006.

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

        We Have Established a Budget and Variations From Such Budget Will Affect Our Financial Results.  We have established an operating budget for 2006. Our budget was established based on the estimated revenue from forecasted sales of our products which is based in part on economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. Our spending for the remainder of the year could exceed our budget due to a number of factors, including:

o	additional marketing costs for new product introductions and/or for conferences and tradeshows;
o	increased costs from hiring more product development engineers or other personnel;
o	additional costs related to acquisitions, if any;
o	increased manufacturing costs resulting from component supply shortages and/or component price fluctuations; and/or,
o	additional expenses related to intellectual property litigation.

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

        Our Quarterly Results are Subject to Fluctuations Due to Various Factors.  Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including:

o	changes in the mix of products sold;
o	the availability and pricing of components from third parties (especially sole sources);
o	the timing of orders;
o	pricing of our products;
o	fluctuations in foreign currency exchange rates;
o	the timing, cost or outcome of intellectual property litigation;
o	the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales; and,
o	changes in pricing policies by us, our competitors or suppliers.

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

        We Rely on Management Information Systems and any Disruptions in Such Systems Would Adversely Affect Us.  We rely on three primary regional centers for our management information systems. As with any information system, unforeseen issues may arise that could affect our ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that one or more of our three regional information systems could experience a complete or partial shutdown. If such a shutdown occurred, it could impact our product shipments and revenues, as order processing and product distribution are heavily dependent on the integrated management information systems in each region. Accordingly, operating results in such periods would be adversely impacted. We are working to maintain reliable regional management information systems to control costs and improve our ability to deliver our products in our markets worldwide. No assurances can be given that our efforts will be successful. The failure to receive adequate, accurate and timely financial information could inhibit our ability to make effective and timely decisions.

        During the first nine months of 2006, we devoted resources to the initial phase of consolidating our Japanese business application suite with our European business application suite. We also devoted resources to the continued development of our web offerings. In the remainder of 2006, we will continue to devote significant resources to the consolidation of our Japanese and European business application suites scheduled for January 2007 and to the continued development of our web offerings. Any failure to successfully implement these initiatives could have a material adverse effect on our operating results. During the third quarter of 2005, we relocated our European inventory and distribution operations from our former location in a third party logistics facility in Amsterdam to our Company-owned manufacturing facility in Debrecen, Hungary. We implemented information systems to support the maintenance of inventory at this new site and the delivery of products to customers from this new location. There can be no assurance that we will not experience difficulties with these new systems. Difficulties with these new systems may interrupt our normal operations, including our ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. Any disruption occurring with these systems may have a material adverse effect on our operating results.

        We are Subject to Various Risks Associated with International Operations and Foreign Economies.  Our international sales are subject to inherent risks, including;

o	fluctuations in local economies;
o	fluctuations in foreign currencies relative to the U.S. dollar;
o	difficulties in staffing and managing foreign operations;
o	greater difficulty in accounts receivable collection;
o	costs and risks of localizing products for foreign countries;
o	unexpected changes in regulatory requirements;
o	tariffs and other trade barriers;
o	difficulties in the repatriation of earnings; and,
o	the burdens of complying with a wide variety of foreign laws.

        In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, including those based in or from countries where practices which violate such United States laws may be customary, will not take actions in violations of our policies. Any violation of foreign or United States laws by our employees, contractors or agents, even if such violation is prohibited by our policies, could have a material adverse effect on our business. We must also comply with various import and export regulations. Failure to comply with these regulations could result in fines and/or termination of import and export privileges, which could have a material adverse effect on our operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by our international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Net of hedging results, the change in exchange rates had the effect of increasing our consolidated sales by 2% in the third quarter of 2006 compared to the third quarter of 2005. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing our operating expenses by $639,000 for the quarter ended September 30, 2006 compared to the comparable prior year period. If the U.S. dollar weakens in the future, it could result in our having to reduce prices locally in order for our products to remain competitive in the local marketplace. If the U.S. dollar strengthens in the future, and we are unable to successfully raise our international selling prices, it could have a material adverse effect on our operating results.

        A Substantial Majority of Our Manufacturing Capacity is Located in Hungary.  Our Hungarian manufacturing facility sources a substantial majority of our sales. Currently we are continuing to develop and implement information systems to support the operation of this facility. During the third quarter of 2006, we moved one of our two manufacturing lines in our Austin, Texas manufacturing facility to our manufacturing facility in Debrecen, Hungary. This facility and its operation are also subject to risks associated with doing business internationally, including difficulty in managing manufacturing operations in a foreign country, difficulty in achieving or maintaining product quality, interruption to transportation flows for delivery of components to us and finished goods to our customers, and changes in the country’s political or economic conditions. No assurance can be given that our efforts will be successful. Accordingly, a failure to deal with these factors could result in interruption in the facility’s operation or delays in expanding its capacity, either of which could have a material adverse effect on our operating results.

        Our Income Tax Rate is Affected by Tax Benefits in Hungary.  As a result of certain foreign investment incentives available under Hungarian law, the profit from our Hungarian operation is currently subject to a reduced income tax rate. These benefits may not be available in the future due to changes in Hungary’s political condition and/or tax laws. The reduction or elimination of these foreign investment incentives would result in the reduction or elimination of certain tax benefits thereby increasing our future effective income tax rate, which could have a material adverse effect on our operating results.

        We receive a substantial income tax benefit from the extraterritorial income exemption (“ETI”) under U.S. law. The ETI rules provide that a percentage of the profits from products and intangibles exported from the U.S. are exempt from U.S. tax. This benefit will not be available in the future as the ETI has been repealed by the American Jobs Creation Act of 2004. ETI will be phased out over the next three months and will cease to be available as of December 31, 2006. The repeal of the ETI will increase our future effective income tax rate, which could have a material adverse effect on our operating results. However, we believe that the effect of the repeal of the ETI will be offset by the effects of the expected increased benefit from the deduction for income from qualified domestic production activities and increased profits in certain foreign jurisdictions with reduced income tax rates.

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

        Our Business is Dependent on Key Suppliers. Our manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these components are available through sole or limited sources. Sole-source components purchased include custom application-specific integrated circuits (“ASICs”), chassis and other components. We have in the past experienced delays and quality problems in connection with sole-source components, and there can be no assurance that these problems will not recur in the future. Accordingly, our failure to receive sole-source components from suppliers could result in a material adverse effect on our revenues and operating results.

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

        Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains management’s certification of adequate disclosure controls and procedures as of September 30, 2006. Our most recent report on Form 10-K contained a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. Our most recent report on Form 10-K also contained an attestation and report by our auditors with respect to management’s assessment of the effectiveness of internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is being required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

        Our Business Depends on the Continued Service of Key Management and Technical Personnel.  Our success depends to a significant degree upon the continued contributions of our key management, sales, marketing, research and development and operational personnel, including Dr. Truchard, our Chairman and Chief Executive Officer, and other members of senior management and key technical personnel. We have no agreements providing for the employment of any of our key employees for any fixed term and our key employees may voluntarily terminate their employment with us at any time. The loss of the services of one or more of our key employees in the future could have a material adverse affect on our operating results. We also believe our future success will depend upon our ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, as well as training, motivating and supervising employees. As a result of the impact that the adoption of SFAS 123R in the first quarter of 2006 has had on our results of operations, we have amended our equity compensation program. We will grant fewer equity instruments and the type of equity instrument is restricted stock units rather than stock options, which may make it more difficult for us to attract or retain qualified management and technical personnel, which could have an adverse effect on our operating results. In addition, the recruiting environment for software engineering, sales and other technical professionals is very competitive. Competition for qualified software engineers is particularly intense and is likely to result in increased personnel costs. Our failure to attract or retain qualified software engineers could have an adverse effect on our operating results. We also recruit and employ foreign nationals to achieve our hiring goals primarily for engineering and software positions. There can be no guarantee that we will continue to be able to recruit foreign nationals at the current rate. There can be no assurance that we will be successful in retaining our existing key personnel or attracting and retaining additional key personnel. Failure to attract and retain a sufficient number of our key personnel could have a material adverse effect on our operating results.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table provides information as of September 30, 2006 with respect to the shares of common stock repurchased by National Instruments during the third quarter of 2006.

Period	Total number of shares	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program
July 1, 2006 to July 31, 2006	—	—	—	2,085,804
August 1, 2006 to August 31, 2006	607,910	$ 27.16	607,910	1,477,894
September 1, 2006 to September 30, 2006	—	—	—	1,477,894

Total	607,910	$ 27.16	607,910

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

ITEM 6.   EXHIBITS

3.1(2)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(1)	Specimen of Common Stock certificate of the Company.
4.2(3)	Rights Agreement dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A.
10.1(1)	Form of Indemnification Agreement.
10.2(5)	1994 Incentive Plan, as amended.*
10.3	1994 Employee Stock Purchase Plan.*
10.4(6)	Long-Term Incentive Program.*
10.5(7)	2005 Incentive Plan.*
10.6(8)	National Instruments Corporation's Annual Incentive Program.*
10.7(9)	2006 Annual Incentive Program Goals and Awards for the Named Executive Officers.*
10.8(10)	Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.9(10)	Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.10(10)	Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.11(10)	Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(3)	Incorporated by reference to exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on January 28, 2004.
(4)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 8-K on April 27, 2004.
(5)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 10-Q on August 5, 2004.
(6)	Incorporated by reference to the same-numbered exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(7)	Incorporated by reference to exhibit A of the Company's Proxy Statement dated and filed on April 4, 2005.
(8)	Incorporated by reference to the exhibit 10.1 filed with the Company's current report on Form 8-K filed on June 27, 2006.
(9)	Incorporated by reference to the exhibit 10.2 filed with the Company's current report on Form 8-K filed on June 27, 2006.
(10)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 10-Q on August 2, 2006.
*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INSTRUMENTS CORPORATION
Registrant
BY: /s/ Alex Davern
Alex Davern
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Dated: November 2, 2006