Form 10-K
period 2006-12-31
NATIONAL INSTRUMENTS CORP /DE/
filed 2007-02-20
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended: December 31, 2006

OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ________________ to ________________

Commission file number: 0-25426

NATIONAL INSTRUMENTS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-1871327 (I.R.S. Employer Identification Number)
11500 North MoPac Expressway Austin, Texas (address of principal executive offices)	78759 (zip code)

Registrant's telephone number, including area code:
 (512) 338-9119

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:
 None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [X]  No [   ]

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ]  No [X]

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ]  No [X]

        The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at the close of business on June 30, 2006, was $1,182,543,722 based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant as of June 30, 2006 have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

        At the close of business on February 16, 2007, registrant had outstanding 80,356,475 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant for its Annual Meeting of Stockholders to be held on May 8, 2007 (the “Proxy Statement”).

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

ITEM 1.     BUSINESS

        National Instruments Corporation (“we” or “our”) is a leading supplier of measurement and automation products that engineers and scientists use in a wide range of industries. These industries are spread across a large and diverse market for design, control and test applications. We provide flexible application software and modular, multifunction hardware that users combine with industry-standard computers, networks and third party devices to create measurement, automation and embedded systems, which we also refer to as “virtual instruments.” Our approach gives customers the ability to quickly and cost-effectively design, prototype and deploy unique custom-defined solutions for their design, control and test application needs.

        We are based in Austin, Texas and were incorporated under the laws of the State of Texas in May 1976 and were reincorporated in Delaware in June 1994. On March 13, 1995, we completed an initial public offering of shares of our common stock. Our common stock, $0.01 par value, is quoted on the NASDAQ Stock Market under the trading symbol NATI.

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

Our Approach to Measurement and Automation

        A virtual instrument is a user-defined measurement and automation system that consists of an industry standard computer (which may be a mainstream general-purpose computer, workstation, handheld PDA device, or a version of an industry standard computer, workstation, or handheld PDA that is specially designed and packaged for harsh industrial or embedded environments) equipped with our user-friendly application software, cost-effective hardware and driver software. Virtual instrumentation represents a fundamental shift from traditional hardware-centered instrumentation systems to software-centered systems that exploit the computational, display, productivity and connectivity capabilities of computers, networks and the Internet. Because virtual instruments exploit these computation, connectivity, and display capabilities, users can define and change the functionality of their instruments, rather than being restricted by fixed-functions imposed by traditional instrument and automation vendors. Our products empower users to monitor and control traditional instruments, create innovative computer-based systems that can replace traditional instruments at a lower cost, and develop systems that integrate measurement functionality together with industrial and embedded capabilities. We believe that giving users flexibility to create their own user-defined virtual instruments for an increasing number of applications in a wide variety of industries, and letting users leverage the latest technologies from computers, networking and communications shortens system development time and reduces both the short- and long-term costs of developing, owning and operating measurement and automation systems, and improves the efficiency and precision of applications spanning research, design, production and service.

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

      Application Software

        We believe that application software is playing an increasingly important role in the development of computer-based instruments and systems in measurement and automation applications. Our application software products leverage the increasing capability of computers, networks and the Internet for data analysis, connectivity and presentation power to bring increasing efficiency and precision to measurement and automation applications. Our application software products include LabVIEW, LabVIEW Real-Time, LabVIEW FPGA, Measurement Studio, LabWindows/CVI, DIAdem, TestStand, and Multisim. Our application software products are integrated with our hardware/driver software.

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

        In 2005, we acquired Electronics Workbench and its suite of software for electronic design automation. The Electronics Workbench flagship product, Multisim Circuit Simulation Software, is widely used for electronic circuit design, board layout, and electrical engineering training programs by companies and academic institutions including Sony, Boeing, MIT, and DeVry. The acquisition strengthened the integration between our functional test and design tools and has advanced our graphical system design technology.

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

        PXI Modular Instrumentation Platform. Our PXI modular instrument platform, which was introduced in 1997, is a standard PC packaged in a small, rugged form factor with expansion slots and instrumentation extensions. It combines mainstream PC software and PCI hardware with advanced instrumentation capabilities. In essence, PXI is an instrumentation PC with several expansion slots to enable us to pursue complete system-level opportunities and deliver a much higher percentage of the overall system content using our own products. We continue to expand our PXI product offerings with new modules, which address a wide variety of measurement and automation applications. PXI also continues to gain acceptance, with numerous endorsements from our customers, engineering trade publications and industry analysts. In 2006, we introduced our first PXI Express products which provide backward software compatibility with PXI while providing advanced capabilities for high-performance instrumentation, such as RF instrumentation.

        Machine Vision/Image Acquisition. In 1996, we introduced our first image acquisition hardware which provides users with a cost-effective solution to integrate vision into their measurement and automation applications. Our vision software is designed to work with many different software environments, including LabVIEW, LabWindows/CVI, Visual Basic, C, and Measurement Studio. In 2002, we expanded our software offering with an easy-to-use menu driven machine vision software that can run as a stand-alone vision system. The software can also generate LabVIEW code. In 2003, we introduced our Vision Builder software for automated inspection and our Compact Vision System, which is a small, ruggedized, industrial vision system that can connect up to three IEEE-1394 cameras and that is easily programmed using Vision Builder.

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

Customers

        We have a broad customer base, with no customer accounting for more than 3% of our sales in 2006, 2005, or 2004.

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

        We reach our intended audience through our Web site at ni.com as well as through the distribution of written and electronic materials including demonstration versions of our software products, participation in tradeshows and technical conferences and training and user seminars.

        We actively market our products in higher education environments, and we identify many colleges, universities and trade and technical schools as key accounts. We offer special academic pricing and products to enable universities to utilize our products in their classes and laboratories. We believe our prominence in the higher education area can contribute to our future success because students gain experience using our products before they enter the work force.

Sales and Distribution

        We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the United States and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 52%, 52%, and 53% of our revenues in 2006, 2005, and 2004, respectively. We expect that a significant portion of our total revenues will continue to be derived from international sales. See Note 12 of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income and identifiable assets.

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

        Our foreign operations are subject to certain risks set forth on page 11 under “We are Subject to Various Risks Associated with International Operations and Foreign Economies.”

        See Fluctuations in our quarterly results on page 9 for discussion of seasonality in our business.

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

        Certain of our competitors have substantial competitive advantages in terms of breadth of technology, sales, marketing and support capability and resources, including the number of sales and technical personnel and their ability to cover a geographic area and/or particular account more extensively and with more complete solutions than we can offer, and more extensive warranty support, system integration and service capabilities than those we have. In addition, large competitors can often enter into strategic alliances with our key customers or target accounts, which can potentially have a negative impact on our success with those accounts.

        We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

o	product pricing, quality and performance;
o	success in developing new products;
o	adequate manufacturing capacity and supply of components and materials;
o	efficiency of manufacturing operations;
o	effectiveness of sales and marketing resources and strategies;
o	success in leveraging the Web;
o	strategic relationships with other suppliers;
o	timing of new product introductions by us or our competitors;
o	protection of our products by effective use of intellectual property laws;
o	general market and economic conditions; and
o	events related to severe weather, natural disasters and government actions throughout the world.

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

        Our research and development staff strives to build quality into products at the design stage in an effort to reduce overall development and manufacturing costs. Our research and development staff also designs proprietary application specific integrated circuits (“ASICs”), many of which are designed for use in several products. The goal of our ASIC design program is to further differentiate our products from competing products, to improve manufacturability and to reduce costs. We seek to reduce the time to market for new and enhanced products by sharing our internally developed hardware and software components across multiple products.

        As of December 31, 2006, we employed 1,122 people in product research and development. Our research and development expenses were $113.1 million, $87.8 million, and $84.7 million for 2006, 2005, and 2004, respectively.

Intellectual Property

        We rely on a combination of patent, trade secret, copyright and trademark law, contracts and technical measures to establish and protect our proprietary rights in our products. As of December 31, 2006, we held 362 United States patents (355 utility patents and 7 design patents) and 27 patents in foreign countries (23 patents registered in Europe in various countries; 1 patent in Canada; and 3 patents in Japan), and had 295 patent applications pending in the United States and foreign countries. 88 of our issued United States patents are software patents related to LabVIEW, and cover fundamental aspects of the graphical programming approach used in LabVIEW. Our patents expire from 2007 to 2025. We do not expect that the expiration of certain of our patents in 2007 will have a significant impact on our business. No assurance can be given that our pending patent applications will result in the issuance of patents. We also own certain registered trademarks in the United States and abroad.

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

        We obtain most of our electronic components from suppliers located principally in the United States, Europe and Asia. Some of the components purchased by us, including application-specific integrated circuits (“ASICs”), are sole-sourced. Any disruption of our supply of sole or limited source components, whether resulting from business demand, quality, production or delivery problems, could adversely affect our ability to manufacture our products, which could in turn adversely affect our business and results of operations.

        See Environmental Regulations and Costs at page 13 for discussion of environmental matters as they may affect our business.

Backlog

        We typically ship products shortly following the receipt of an order. Accordingly, our backlog typically represents less than 5 days sales. Backlog should not be viewed as an indicator of future sales.

Employees

        As of December 31, 2006, we had 4,149 employees, including 1,122 in research and development, 1,879 in sales and marketing and customer support, 674 in manufacturing and 474 in administration and finance. None of our employees are represented by a labor union and we have never experienced a work stoppage. We consider our employee relations to be good. For eight consecutive years, from 1999 to 2006, we have been named among the 100 Best Companies to Work for in America according to FORTUNE magazine.

ITEM 1A.     RISK FACTORS

        U.S./Global Economic Change Will Impact our Future Business. As has occurred in the past, the markets in which we do business could again experience the negative effects of a slowdown in the U.S. and/or Global economies. The worsening of the U.S. or Global economies could result in reduced purchasing and capital spending in any of our markets which could have a material adverse effect on our operating results. Our business could also be subject to or impacted by acts of terrorism and/or the effects that war or continued U.S. military action would have on the U.S. and/or Global economies. Our business could also be impacted by public health concerns, natural disasters, disruptions to public or commercial transportation systems, political instability or similar events which result in increased difficulty or higher costs for the export of products into affected regions, the import of components used in our products from affected regions, and/or the effects the event has on the economy in regions in which we do business.

        We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results. We have established an operating budget for 2007. Our budget was established based on the estimated revenue from forecasted sales of our products which is based in part on economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. Our spending for 2007 could exceed our budget due to a number of factors, including:

o	additional marketing costs for new product introductions and/or for conferences and tradeshows;
o	increased costs from hiring more product development engineers or other personnel;
o	additional costs related to acquisitions, if any;
o	increased manufacturing costs resulting from component supply shortages and/or component price fluctuations; and/or
o	additional expenses related to intellectual property litigation.

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

        In recent years, our revenues have been characterized by seasonality, with revenues typically being relatively constant in the second and third quarters, growing in the fourth quarter and declining from the fourth quarter of the year to the first quarter of the following year. This historical trend may be affected in the future by the economic impact of larger orders as well as the timing of new product introductions and/or acquisitions, if any. We believe the seasonality of our revenue results from the international mix of our revenue and the variability of the budgeting and purchasing cycles of our customers throughout each international region. In addition, total operating expenses have in the past tended to be higher in the second and third quarters of each year, due to recruiting and increased intern personnel expenses.

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

        We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

o	new product introductions by competitors;
o	product pricing;
o	quality and performance;
o	success in developing new products;
o	adequate manufacturing capacity and supply of components and materials;
o	efficiency of manufacturing operations;
o	effectiveness of sales and marketing resources and strategies;
o	strategic relationships with other suppliers;
o	timing of our new product introductions;
o	protection of our products by effective use of intellectual property laws;
o	the outcome of any material intellectual property litigation;
o	general market and economic conditions; and
o	government actions throughout the world

        There can be no assurance that we will be able to compete successfully in the future.

        We Rely on Management Information Systems and any Disruption in Such Systems Would Adversely Affect Us. We rely on three primary regional centers for our management information systems and on multiple systems in some branches not covered by our three regional centers. As with any information system, unforeseen issues may arise that could affect our ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that one or more of our three regional information systems could experience a complete or partial shutdown. If such a shutdown occurred it could impact our product shipments and revenues, as order processing and product distribution are heavily dependent on the integrated management information systems in each region. Accordingly, our operating results in such periods would be adversely impacted. We are working to maintain reliable regional management information systems to control costs and improve our ability to deliver our products in our markets worldwide. No assurance can be given that our efforts will be successful. The failure to receive adequate, accurate and timely financial information could inhibit our ability to make effective and timely decisions.

        During 2006, we devoted resources to the initial phase of consolidating our Japanese business application suite with our European business application suite. During 2006, we also devoted resources to the continued development of our web offerings. There can be no assurance that we will not experience difficulties with these new systems. Difficulties with these new systems may interrupt our normal operations, including our ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. Any disruption occurring with these systems may have a material adverse effect on our operating results. During 2007, we plan to continue to devote significant resources to the consolidation of our Japanese and European business application suites scheduled for January, 2007, to the implementation of systems that support direct shipment worldwide from our manufacturing facility and warehouse in Hungary scheduled for the third quarter of 2007 and to the continued development of our web offerings. Any failure to successfully implement these initiatives could have a material adverse effect on our operating results.

        We are Subject to Various Risks Associated with International Operations and Foreign Economies. Our international sales are subject to inherent risks, including:

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

        In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, including those based in or from countries where practices which violate such United States laws may be customary, will not take actions in violations of our policies. Any violation of foreign or United States laws by our employees, contractors or agents, even if such violation is prohibited by our policies, could have a material adverse effect on our business. We must also comply with various import and export regulations. The application of these various regulations depends on the classification of our products which can change over time as such regulations are modified or interpreted. As a result, even if we are currently in compliance with applicable regulations, there can be no assurance that we will not have to incur additional costs or take additional compliance actions in the future. Failure to comply with these regulations could result in fines and/or termination of import and export privileges, which could have a material adverse effect on our operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by our international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Net of hedging results, the change in exchange rates had the effect of decreasing our consolidated sales by 0.5% in 2006 compared to 2005. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing our operating expenses by $1.5 million for 2006 compared to 2005. If the U.S. dollar weakens in the future, it could result in our having to reduce prices locally in order for our products to remain competitive in the local marketplace. If the U.S. dollar strengthens in the future, and we are unable to successfully raise our international selling prices, it could have a materially adverse effect on our operating results.

        A Substantial Majority of Our Manufacturing Capacity is Located in Hungary. Our Hungarian manufacturing facility sources a substantial majority of our sales. Currently we are continuing to develop and implement information systems to support the operation of this facility. During the third quarter of 2006, we moved one of our two manufacturing lines in our Austin, Texas manufacturing facility to our manufacturing facility in Debrecen, Hungary. In the third quarter of 2007, we intend to implement systems and processes that support the direct shipment of product orders to our customers worldwide from our manufacturing facility in Hungary. In order to better insure timely shipment of products to our customers we will maintain the vast majority of our inventory at our Hungary manufacturing facility. In addition to being subject to the risks of maintaining such a concentrated global inventory, this facility and its operation are also subject to risks associated with doing business internationally, including:

o	difficulty in managing manufacturing operations in a foreign country;
o	difficulty in achieving or maintaining product quality;
o	interruption to transportation flows for delivery of components to us and finished goods to our customers, and
o	changes in the country's political or economic conditions.

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

        We received a substantial income tax benefit from the extraterritorial income exemption (“ETI”) under U.S. law. The ETI rules provided that a percentage of the profits from products and intangibles exported from the U.S. were exempt from U.S. tax. This benefit will not be available in the future as the ETI was repealed by the American Jobs Creation Act of 2004. ETI ceased to be available as of December 31, 2006. The repeal of the ETI will increase our future effective income tax rate, which could have a material adverse effect on our operating results. However, we believe that the effect of the repeal of the ETI will be offset by the effects of the expected increased benefit from the deduction for income from qualified domestic production activities and increased profits in certain foreign jurisdictions with reduced income tax rates.

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

        Our Reported Financial Results may be Adversely Affected by Changes in Accounting Principles Generally Accepted in the United States. We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, beginning in the first quarter of fiscal 2006, with the adoption of SFAS 123(R), we now record a charge to earnings for employee stock option grants for all stock options unvested at December 31, 2005. This accounting pronouncement has had a material negative impact on our financial results. Technology companies generally, and our company specifically, have in the past relied on stock options as a major component of our employee compensation packages. Because we are required to expense options, we have changed our equity compensation program to no longer grant options but instead grant restricted stock units. Furthermore, because we are required to expense options, we may be less likely to sustain profitability in the future.

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

        Compliance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging. As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-K contains our managements’ certification of adequate disclosure controls and procedures as of December 31, 2006. This report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. This Form 10-K also contains an attestation and report by our auditors with respect to management’s assessment of the effectiveness of internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

        Our Business Depends on the Continued Service of Key Management and Technical Personnel. Our success depends upon the continued contributions of our key management, sales, marketing, research and development and operational personnel, including Dr. Truchard, our Chairman and Chief Executive Officer, and other members of senior management and key technical personnel. We have no agreements providing for the employment of any of our key employees for any fixed term and our key employees may voluntarily terminate their employment with us at any time. The loss of the services of one or more of our key employees in the future could have a material adverse affect on our operating results. We also believe our future success will depend upon our ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, as well as training, motivating and supervising employees. As a result of the impact that the adoption of SFAS 123R in our first fiscal quarter of 2006 has had on our results of operations, we have changed our equity compensation program. We now grant fewer equity instruments and the type of equity instrument is restricted stock units rather than stock options, which may make it more difficult for us to attract or retain qualified management and technical personnel, which could have an adverse effect on our operating results. In addition, the recruiting environment for software engineering, sales and other technical professionals is very competitive. Competition for qualified software engineers is particularly intense and is likely to result in increased personnel costs. Our failure to attract or retain qualified software engineers could have an adverse effect on our operating results. We also recruit and employ foreign nationals to achieve our hiring goals primarily for engineering and software positions. There can be no guarantee that we will continue to be able to recruit foreign nationals at the current rate. There can be no assurance that we will be successful in retaining our existing key personnel or attracting and retaining additional key personnel. Failure to attract and retain a sufficient number of our key personnel could have a material adverse effect on our operating results.

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

        We are Subject to the Risk of Product Liability Claims. Our products are designed to provide information upon which users may rely. Our products are also used in “real time” applications requiring extremely rapid and continuous processing and constant feedback. Such applications give rise to the risk that failure or interruption of the system or application could result in economic damage or bodily harm. We attempt to assure the quality and accuracy of the processes contained in our products, and to limit our product liability exposure through contractual limitations on liability, limited warranties, express disclaimers and warnings as well as disclaimers contained in our “shrink wrap” license agreements with end-users. If our products contain errors that produce incorrect results on which users rely or cause failure or interruption of systems or processes, customer acceptance of our products could be adversely affected. Further, we could be subject to liability claims that could have a material adverse effect on our operating results or financial position. Although we maintain liability insurance for product liability matters, there can be no assurance that such insurance or the contractual limitations used by us to limit our liability will be sufficient to cover or limit any claims which may occur.

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

        As of December 31, 2006, we also leased a number of sales and support offices in the United States and overseas. Our facilities are currently being utilized below maximum capacity to allow for headcount growth and design/construction cycles. We believe our existing facilities are adequate to meet our current requirements.

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

        An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court’s decision of June 23, 2003, (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks’ declaratory judgment complaint, denying MathWorks’ claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks’ modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court’s denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. On November 22, 2006, the District Court lifted the stay. The case schedule has yet to be set in this action. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. In the fourth quarter of 2006, we accrued an additional $600,000 related to this contingency. We charged approximately $57,000 against this accrual during the fourth quarter of 2006. We have charged a total of $602,000 against this accrual through December 31, 2006.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock, $0.01 par value, began trading on The NASDAQ Stock Market (formerly known as the Nasdaq National Market) under the symbol NATI effective March 13, 1995. Prior to that date, there was no public market for our common stock. The high and low closing prices for our common stock, as reported by Nasdaq for the two most recent fiscal years, are as indicated in the following table.

	High	Low
2006
First Quarter 2006	$36.28	$31.32
Second Quarter 2006	33.67	26.18
Third Quarter 2006	27.89	24.55
Fourth Quarter 2006	31.60	26.63

2005
First Quarter 2005	$29.14	$24.68
Second Quarter 2005	24.37	20.92
Third Quarter 2005	29.25	21.35
Fourth Quarter 2005	32.74	23.15

        At the close of business on February 16, 2007, there were approximately 600 holders of record of our common stock and approximately 16,000 shareholders of beneficial interest.

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

        We paid cash dividends of $0.06 per share on each of February 27, 2006, May 30, 2006, August 28, 2006 and November 27, 2006, and paid cash dividends of $0.05 per share on each of February 25, 2005, May 31, 2005, August 25, 2005 and November 28, 2005. Our policy as to future dividends will be based on, among other considerations, our views on potential future capital requirements related to research and development, expansion into new market areas, investments and acquisitions, share dilution management, legal risks, and challenges to our business model.

        See Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program

October 1, 2006 to October 31, 2006	—	—	—	3,000,000
November 1, 2006 to November 30, 2006	—	—	—	3,000,000
December 1, 2006 to December 31, 2006	—	—	—	3,000,000

Total	—	—	—

        For the past several years, we have maintained various stock repurchase programs. In January 2007, our board of directors approved a new share repurchase plan that increases the aggregate number of shares of common stock that we are authorized to repurchase from 1.5 million to 3.0 million. There is no expiration date for this share repurchase program.

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

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statements of Income Data:
Net sales:
Americas	$317,780	$275,524	$243,651	$200,210	$195,770
Europe	193,364	171,499	164,895	137,761	122,800
Asia Pacific	149,263	124,818	105,542	87,921	72,220

Consolidated net sales	660,407	571,841	514,088	425,892	390,790
Cost of sales	170,326	149,309	135,473	111,672	105,086

Gross profit	490,081	422,532	378,615	314,220	285,704

Operating expenses:
Sales and marketing	235,072	211,280	188,727	160,478	145,671
Research and development	113,095	87,841	84,692	70,896	63,964
General and administrative	54,192	45,199	42,500	42,497	35,714

Total operating expenses	402,359	344,320	315,919	273,871	245,349

Operating income	87,722	78,212	62,696	40,349	40,355
Other income (expense):
Interest income	6,847	3,758	2,905	2,511	3,295
Net foreign exchange gain (loss)	740	(1,566)	1,287	1,125	(724)
Other income (expense), net	(7)	276	(2,075)	506	692

Income before income taxes	95,302	80,680	64,813	44,491	43,618
Provision for income taxes	22,594	19,163	16,203	11,123	12,213

Net income	$72,708	$61,517	$48,610	$33,368	$31,405

Basic earnings per share	$0.91	$0.78	$0.62	$0.43	$0.41

Weighted average shares outstanding - basic	79,519	78,552	78,680	77,438	76,829

Diluted earnings per share	$0.89	$0.76	$0.59	$0.41	$0.39

Weighted average shares outstanding - diluted	81,519	80,910	82,096	80,946	80,117

Cash dividends paid per common share	$0.24	$0.20	$0.18	$0.07	$—

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$100,287	$55,864	$76,216	$53,446	$12,840
Short-term investments	150,190	119,846	150,392	141,227	141,038
Working capital	374,512	274,686	309,635	255,330	211,453
Total assets	721,220	608,336	582,093	525,151	458,714
Long-term debt, net of current portion	—	—	—	—	—
Total stockholders' equity	596,682	503,850	486,449	439,452	386,463

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

   Overview

        National Instruments designs, develops, manufactures and markets instrumentation and automation software and hardware for general commercial, industrial and scientific applications. We offer hundreds of products used to create virtual instrumentation systems for measurement and automation. We have identified a large and diverse market for design, control and test applications. Our products are used in a variety of applications from research and development to production testing, monitoring and industrial control. We sell to a large number of customers in a wide variety of industries. No single customer accounted for more than 3% of our sales in 2006, 2005 or 2004.

The key strategies that management focuses on in running our business are the following:

Expanding our broad customer base:

        We strive to increase our already broad customer base by serving a large market on many computer platforms, through a global marketing and distribution network. We also seek to acquire new technologies and expertise from time to time in order to open up new opportunities for our existing product portfolio. While we continue our efforts to expand our customer base, we are also benefiting from our efforts in increasing order size from both new and existing customers.

Maintaining a high level of customer satisfaction:

        To maintain a high level of customer satisfaction we strive to offer innovative, modular and integrated products through a global sales and support network. We strive to maintain a high degree of backwards compatibility across different platforms in order to preserve the customer’s investment in our products. In this time of intense global competition, it is crucial that we continue to offer products with quality and reliability, and that these products provide cost-effective solutions for our customers.

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

        We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market and sell our products. We have sales offices in the United States and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 52%, 52% and 53% of our revenues in 2006, 2005, and 2004, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign-currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. See Note 12 of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income and identifiable assets.

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

   Results of Operations

        The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our consolidated statements of income:

	Years Ended December 31,
	2006	2005	2004
Net sales:
Americas	48.1%	48.2%	47.4%
Europe	29.3	30.0	32.1
Asia Pacific	22.6	21.8	20.5

Consolidated net sales	100.0	100.0	100.0
Cost of sales	25.8	26.1	26.4

Gross profit	74.2	73.9	73.6
Operating expenses:
Sales and marketing	35.6	36.9	36.7
Research and development	17.1	15.4	16.4
General and administrative	8.2	7.9	8.3

Total operating expenses	60.9	60.2	61.4

Operating income	13.3	13.7	12.2
Other income (expense):
Interest income	1.0	0.7	0.5
Net foreign exchange gain (loss)	0.1	(0.3)	0.3
Other income (expense), net	—	—	(0.4)

Income before income taxes	14.4	14.1	12.6
Provision for income taxes	3.4	3.3	3.1

Net income	11.0%	10.8%	9.5%

        Net Sales. In 2006, consolidated net sales were $660.4 million, a 15% increase from the level achieved in 2005, which followed an increase in net sales of 11% in 2005 from the level achieved in 2004. The increase in sales in 2006 compared to 2005 was primarily attributable to the introduction of new and upgraded products, an increased market acceptance of our products in all regions and the current year impact of prior year acquisitions. The increase in sales in 2005 compared to 2004 was primarily attributable to the introduction of new and upgraded products, the increase in unit volume from the increased market acceptance of our products in all regions and the strength of the Euro.

        Sales in the Americas increased $42.3 million, or 15%, to $317.8 million in 2006 compared to 2005, which followed a 13% increase in 2005 over 2004 levels. The increases in sales in the Americas in 2006 and 2005 were attributable to an increased market acceptance of our products and from revenue of $34.4 million and $21.9 million, respectively, from acquired companies. (See Note 15 of Notes to Consolidated Financial Statements for a description of acquisitions). Sales outside of the Americas, as a percentage of consolidated sales for 2006, remained flat at 52% with 2005. European revenue was $193.4 million in 2006, an increase of 13% from 2005, following a 4% increase in 2005 from 2004. Asia Pacific revenue grew 20% to $149.3 million in 2006, which followed an 18% increase in 2005 over 2004 levels. We expect sales outside of North America to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

        Almost all sales made by our direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Between 2006 and 2005, net of hedging results, the change in the exchange rates had the effect of decreasing our consolidated sales by 0.5%, decreasing European sales by 3% and had no material effect on sales in Asia Pacific. The increase in sales in Europe and Asia was the result of the change in exchange rates and the increase in local currency product pricing in each region. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing operating expenses $1.5 million, or 0.4%, in 2006, and increasing operating expenses $4.2 million, or 1.2% in 2005, and $4.4 million, or 1.4%, in 2004.

        Gross Profit. As a percentage of sales, gross profit was 74% in each of 2006, 2005, and 2004. Our gross margin in 2006 remained flat with 2005 primarily because the favorable impact of higher sales volume and improved product margins resulting from both price increases and cost reductions on certain products were offset entirely by the negative impact of unfavorable foreign currency exchange rates, the expensing of stock-based compensation, the increase in the amortization of acquisition intangibles and the write-off in the first quarter of 2006 of some capitalized facility costs due to the continued transition of production to our manufacturing facility in Hungary. Our gross margin in 2005 remained flat with 2004 primarily because the favorable impacts of foreign currency exchange rates and higher sales volume were offset by the reduced margins realized on product lines from acquired companies as well as the impact of the amortization of acquisition related intangibles and a reduction of selling prices of some of our products. There can be no assurance that we will maintain our historical margins. We believe our current manufacturing capacity is adequate to meet current needs.

        Sales and Marketing. Sales and marketing expense in 2006 increased to $235.1 million, an 11% increase from 2005, following an increase of 12% in 2005 over 2004. Sales and marketing expense as a percentage of revenue was 36% in 2006, down from 37% in 2005 and 2004. Approximately 84% of the increase in sales and marketing expense in 2006 compared to 2005 is attributable to the increase in sales and marketing personnel costs due to the increase in sales and marketing personnel, the increase in variable compensation from higher sales volume and from the impact of the expensing of stock-based compensation. Approximately 60% of the increase in sales and marketing expenses in 2005 compared to 2004 is attributable to the increase in sales and marketing personnel costs, due to the increase in sales and marketing personnel, the increase in variable compensation from higher sales volume and from the effects of the change in currency exchange rates, with the remaining fraction of the increase attributable to increases in advertising, tradeshows and special events. We expect sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on recruiting, marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

        Research and Development. Research and development expenses in 2006 increased 29% compared to 2005 following an increase of 4% in 2005 over 2004. Research and development expense as a percentage of revenue was 17.1% in 2006, up from 15.4% in 2005 and 16.4% in 2004. The increase in research and development costs in 2006 in absolute dollars and as a percentage of revenue was primarily due to increases in personnel costs from the hiring of additional product development engineers and from the impact of the expensing of stock-based compensation, and from the decrease in the capitalization of software development costs. The decrease in research and development expense as a percentage of revenue in 2005 compared to 2004 was primarily due to the increase in the capitalization of software development costs. The increase in research and development expense in absolute dollars in 2005 was primarily due to increases in personnel costs from the hiring of additional product development engineers, which was partially offset by the decrease in expense from the increase in the capitalization of software development costs. Research and development personnel increased from 1,036 at December 31, 2005 to 1,122 at December 31, 2006. We plan to continue making a significant investment in research and development in order to remain competitive and support revenue growth.

        We capitalize software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” We amortize such costs over the related product’s estimated economic useful life, generally three years, beginning when a product becomes available for general release. Software amortization expense included in cost of goods sold totaled $9.1 million, $7.2 million and $6.6 million during 2006, 2005 and 2004, respectively. Internally developed software costs capitalized during such years were $7.4 million, $13.4 million and $5.0 million, respectively. (See Note 5 of Notes to Consolidated Financial Statements for a description of intangibles.)

        General and Administrative. General and administrative expenses in 2006 increased 20% compared to 2005, following an increase of 6% in 2005 over 2004. The 20% increase in general and administrative expenses in 2006 from 2005 was primarily attributable to increases in personnel costs from both the increase in international general and administrative personnel and the impact of the expensing of stock-based compensation, and the effect of decreased litigation costs in the prior year, primarily from the reversal of previously accrued estimated patent defense costs associated with the SoftWIRE legal matter which resulted in a gain of $1.9 million in 2005. The 6% increase in general and administrative expenses in 2005 from the prior year period was primarily due to the litigation settlement in 2004 which resulted in the $6.0 million net gain in 2004 from the judgment award against The MathWorks, Inc. (See Note 14 of Notes to Consolidated Financial Statements.) General and administrative expenses as a percentage of revenue increased to 8.2% during 2006 from 7.9% during 2005. We expect that general and administrative expenses in future periods will fluctuate in absolute amounts and as a percentage of revenue.

        Interest Income. Interest income increased 82% in 2006 from 2005, which followed an increase of 29% in 2005 from 2004. The increase in interest income in 2006 was due to higher yields on larger invested funds. The increase in interest income in 2005 versus 2004 was due to higher yields. The primary source of interest income is from the investment of our cash and short-term investments. Net cash provided by operating activities totaled $97.9 million and $88.1 million in 2006 and 2005, respectively.

        Net Foreign Exchange Gain (Loss). We experienced net foreign exchange gains of $740,000 in 2006, compared to losses of $1.6 million in 2005 and gains of $1.3 million in 2004. These results are attributable to movements between the U.S. dollar and the local currencies in countries in which our sales subsidiaries are located. We recognize the local currency as the functional currency of our international subsidiaries.

        We utilize foreign currency forward contracts to hedge a majority of our foreign currency-denominated receivables in order to reduce our exposure to significant foreign currency fluctuations. We typically limit the duration of our “receivables” foreign currency forward contracts to approximately 90 days.

        We also utilize foreign currency forward contracts and foreign currency purchased option contracts in order to reduce our exposure to fluctuations in future foreign currency cash flows. We purchase these contracts for up to 100% of our forecasted cash flows in selected currencies (primarily the euro, yen and pound sterling) and limit the duration of these contracts to 40 months. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” As a result, our hedging activities only partially address our risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. We do not invest in contracts for speculative purposes. (See Note 11 of Notes to Consolidated Financial Statements for a description of our forward and purchased option contracts and hedged positions.) Our hedging strategy reduced our foreign exchange gains for December 31, 2006 by $1.0 million and reduced our foreign exchange loss for December 31, 2005 by $2.2 million.

        Other Income (Expense), Net. We established a valuation reserve in the fourth quarter of 2004 for the estimated total impairment of a $2.5 million cost-method investment.

        Provision for Income Taxes. Our provision for income taxes reflects an effective tax rate of 24% in 2006 and 2005 and 25% in 2004. Our effective tax rate is lower than the U.S. federal statutory rate of 35% primarily as a result of the extraterritorial income exclusion, tax-exempt interest and reduced tax rates in certain foreign jurisdictions. The decreases in our tax rate in 2006 and 2005 from 2004 are due to increased profits in foreign jurisdictions with reduced income tax rates.

   Liquidity and Capital Resources

        We currently finance our operations and capital expenditures through cash flow from operations. At December 31, 2006, we had working capital of approximately $374.5 million compared to $274.7 million at December 31, 2005. Net cash provided by operating activities in 2006, 2005 and 2004 totaled $97.9 million, $88.1 million and $65.6 million, respectively.

        Accounts receivable increased to $117.2 million at December 31, 2006 from $95.7 million at December 31, 2005, as a result of higher sales levels in the fourth quarter of 2006 compared to the fourth quarter of 2005. Days sales outstanding at December 31, 2006 increased to 59 days from 55 days at December 31, 2005. Consolidated inventory balances have increased to $77.1 million at December 31, 2006 from $62.8 million at December 31, 2005. Inventory turns decreased to 2.4 per year for 2006 from 2.7 per year for 2005. The increase in inventory in 2006 was principally to support the transfer of one of our two remaining Austin based production lines to our manufacturing facility in Hungary. The additional inventory is intended as a buffer to support continued production as both the capital equipment and the inventory needed to support its operation were physically moved to Hungary in September 2006. Cash used in 2006 for the purchase of property and equipment totaled $18.5 million, for the capitalization of internally developed software costs totaled $7.4 million and for additions to other intangibles totaled $3.1 million. Cash used in 2005 for acquisitions totaled $63.9 million, for the purchase of property and equipment totaled $15.4 million, for the capitalization of internally developed software costs totaled $13.4 million and for additions to other intangibles totaled $4.3 million. Cash used in 2004 for the purchase of property and equipment totaled $12.6 million, for the capitalization of internally developed software costs totaled $5.0 million and for additions to other intangibles totaled $3.1 million.

        Cash provided by the issuance of common stock totaled $37.1 million, $23.2 million and $16.8 million in 2006, 2005 and 2004, respectively, and cash used for payment of dividends totaled $19.0 million, $15.8 million and $14.5 million in 2006, 2005 and 2004, respectively. The issuance of common stock was to employees under our Employee Stock Purchase Plan, our 1994 Incentive Plan and our 2005 Incentive Plan. Cash used for the repurchase of common stock totaled $16.5 million, $49.5 million and $16.1 million in 2006, 2005 and 2004, respectively.

        The following summarizes our contractual cash obligations as of December 31, 2006 (in thousands):

	Payments Due by Period
	Total	2007	2008	2009	2010	2011	Beyond
Long-term debt	$—	$—	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—	—	—
Operating leases	23,691	7,241	5,682	4,883	3,103	1,983	799
Other long-term obligations	—	—	—	—	—	—	—

Total contractual cash obligations	$23,691	$7,241	$5,682	$4,883	$3,103	$1,983	$799

        The following summarizes our other commercial commitments as of December 31, 2006 (in thousands):

	Total	2007	2008	2009	2010	2011	Beyond
Guarantees	$3,500	$3,500	$—	$—	$—	$—	$—
Purchase obligations	7,004	7,004	—	—	—	—	—

Total commercial commitments	$10,504	$10,504	$—	$—	$—	$—	$—

        We currently expect to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances and internally generated funds. As of December 31, 2006 and 2005, we had no debt outstanding. We believe that our cash flow from operations and existing cash balances and short-term investments will be sufficient to meet our cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months will depend on our profitability, our ability to manage working capital requirements and our rate of growth.

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

   Off-Balance Sheet Arrangements

        We have no debt or off-balance sheet debt. As of December 31, 2006, we have non-cancelable operating lease obligations of approximately $23.7 million and contractual purchase commitments with various suppliers of general components and customized inventory components of approximately $7.0 million. As of December 31, 2006, we have outstanding guarantees for payment of customs and foreign grants totaling approximately $3.5 million. (See Note 13 of Notes to Consolidated Financial Statements.) As of December 31, 2006, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

   Market Risk

        We are exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in foreign currency values and changes in the market value of our investments.

        Foreign Currency Hedging Activities. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option contracts and forward contracts to hedge our exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. We monitor our foreign exchange exposures regularly to ensure the overall effectiveness of our foreign currency hedge positions. However, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at December 31, 2006 and 2005, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate fair market value of all of our instruments outstanding of approximately $6.6 million and $4.2 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 10 of Notes to Consolidated Financial Statements for a description of our financial instruments at December 31, 2006 and 2005.)

        Short-term Investments. The fair value of our investments in marketable securities at December 31, 2006 and 2005 was $150.2 million and $119.8 million, respectively. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the full investment of available funds. We diversify our marketable securities portfolio by investing in multiple types of investment-grade securities. Our investment portfolio is primarily invested in securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on our investment portfolio and interest rates at December 31, 2006 and 2005, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $750,000 and $600,000, respectively, in the fair value of our investment portfolio. Although changes in interest rates may affect the fair value of our investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

   Recently Issued Accounting Pronouncements

        In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of Statement of Financial Accounting Standards (“SFAS”) 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007 as required. The cumulative effect of adopting FIN 48 was recorded in retained earnings upon adoption. The adoption of FIN 48 did not have a significant impact on our financial position or results of operations.

        In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108 regarding the process of quantifying financial statement misstatements. SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS 154, Accounting Changes and Error Corrections – a replacement of APB 20 and FASB Statement 3, for the correction of an error on financial statements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We adopted this interpretation on December 31, 2006. The adoption of SAB 108 did not have a significant effect on our consolidated financial statements.

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

        In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation). Taxes within the scope of EITF Issue 06-3 include any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value-added taxes, and some excise taxes. The EITF concluded that the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenue) basis is an accounting policy decision that should be disclosed. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements. Our policy is to exclude all such taxes from revenue. The provisions of EITF 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 will not have any effect on our consolidated financial statements.

      Critical Accounting Policies

        Our critical accounting policies are as follows:

o Revenue recognition

We derive revenue primarily from the sale/licensing of integrated hardware and software solutions. We also sell application software licenses which are sold separately as well as training and post contract support services. The products and services are generally sold under standardized licensing and sales arrangements with payment terms ranging from net 30 days in the United States to net 30 days and up to net 90 days in some international markets. Approximately 95% of our product/license sales include both hardware and software in the customer arrangement, with a small percentage of sales including other services. We offer rights of return and standard warranties for product defects related to our products. The rights of return are generally for a period of up to 30 days after the delivery date. The standard warranties cover periods ranging from 90 days to three years. We do not enter into contracts requiring product acceptance from the customer.

Revenue is recognized in accordance with the provisions of SOP 97-2 when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. We enter into certain arrangements where we are obligated to deliver multiple products and/or services (“multiple elements”). In these transactions, we allocate the total revenue among the elements based on the sales price of each element when sold separately (“vendor-specific objective evidence”).

Sales revenue from product sales is generally recognized on the date the product is shipped, with a portion of revenue recorded as deferred (unearned) due to applicable undelivered elements. Undelivered elements for our multiple-element arrangements with a customer are generally restricted to post contract support and training and education. The amount of revenue allocated to these undelivered elements is based on the vendor-specific objective evidence (“VSOE”) of fair value for those undelivered elements. Deferred revenue due to undelivered elements is recognized ratably on a straight-line basis over the service period or when the service is completed. Deferred revenue at December 31, 2006 and 2005 was $22.2 million and $16.0 million, respectively.

The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether VSOE of fair value exists for those elements. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product's estimated life cycle could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

Provision for estimated sales returns is made by reducing recorded revenue based on historical experience. The accounts receivable are net of allowances for doubtful accounts and sales returns of $4.4 million and $4.7 million at December 31, 2006 and 2005, respectively.

o Estimating allowances, specifically sales returns, the allowance for doubtful accounts and the adjustment for excess and obsolete inventories

The preparation of financial statements requires that we make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, we must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of our sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. The allowance for sales returns was $1.5 million at December 31, 2006. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Similarly, management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. The allowance for doubtful accounts was $2.9 million at December 31, 2006. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based on assumptions of future demand and market conditions. Our adjustment for excess and obsolete inventories was $5.2 million at December 31, 2006. If actual market conditions are less favorable than those projected by management, additional inventory write downs would be required.

o Accounting for costs of computer software

We capitalize costs related to the development and acquisition of certain software products. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Amortization is computed on an individual product basis for those products available for market and has been recognized based on the product’s estimated economic life, generally three years. At each balance sheet date, the unamortized costs are reviewed by management and reduced to net realized value when necessary. As of December 31, 2006, unamortized capitalized software development costs was $15.8 million.

o Valuation of long-lived and intangible assets

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following:

o	Significant underperformance relative to expected historical or projected future operating results;
o	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
o	Significant negative industry or economic trends;
o	Our market capitalization relative to net book value.

When it is determined that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate. As of December 31, 2006, we had net goodwill of approximately $53.3 million.

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

We receive a substantial income tax benefit from the extraterritorial income (“ETI”) exemption under U.S. law. The ETI rules were repealed for transactions after December 31, 2004, with a two-year transition period, and ceased to be available as of December 31, 2006. The repeal of ETI will increase our future effective income tax rate by approximately one percentage point in December 31, 2007. However, we believe this increase will be offset entirely by the effects of the expected increased benefit from the deduction for income from qualified domestic production activities and increased profits in certain foreign jurisdictions with reduced income tax rates.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-27 and S-1 hereof.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no disagreements with accountants on accounting and financial disclosure for the year ended December 31, 2006.

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

        Management assessed our internal control over financial reporting as of December 31, 2006, which was the end of our fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

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

        Our independent registered public accounting firm, Ernst & Young LLP, who also audited our consolidated financial statements, audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued their attestation report, which is included in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

        During the three months ended December 31, 2006, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

      None.

PART III

        Certain information required by Part III is omitted from this Report in that we intend to file a definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission (the “Proxy Statement”) relating to our annual meeting of stockholders not later than 120 days after the end of the fiscal year covered by this Report, and such information is incorporated by reference herein.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information concerning our directors required by this Item pursuant to Item 401 of Regulation S-K will appear in our Proxy Statement under the section “Election of Directors” and such information is incorporated herein by reference.

        The information concerning our executive officers required by this Item pursuant to Item 401 of Regulation S-K will appear in our Proxy Statement under the section “Executive Officers” and such information is incorporated herein by reference.

        The information required by this Item pursuant to Item 405 of Regulation S-K regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will appear in our Proxy Statement under the section “Section 16(a) Beneficial Ownership Reporting Compliance” and such information is incorporated herein by reference.

        The information concerning our code of ethics that applies to our principal executive officer, our principal financial officer, our controller or person performing similar functions required by this Item pursuant to Item 406 of Regulation S-K will appear in our Proxy Statement under the section “Code of Ethics” and such information is incorporated herein by reference.

        The information required by this Item pursuant to Item 407(c)(3) of Regulation S-K regarding material changes, if any, to procedures by which security holders may recommend nominees to our board of directors will appear in our Proxy Statement under the section “Deadline for Receipt of Stockholder Proposals” and such information is incorporated herein by reference.

        The information required by this Item pursuant to Item 407(d)(4) and Item 407(d)(5) of Regulation S-K regarding our Audit Committee and our audit committee financial expert(s), respectively, will appear in our Proxy Statement under the heading “Corporate Governance” and such information is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

        The information required by this Item pursuant to Item 402 of Regulation S-K regarding director compensation will appear in our Proxy Statement under the section “Board Compensation” and such information is incorporated herein by reference.

        The information required by this Item pursuant to Item 402 of Regulation S-K regarding executive officer compensation, including our Compensation Discussion & Analysis, will appear in our Proxy Statement under the section “Executive Compensation” and such information is incorporated herein by reference.

        The information required by this Item pursuant to Item 407(e)(4) of Regulation S-K will appear in our Proxy Statement under the section “Compensation Committee Interlocks and Insider Participation” and such information is incorporated herein by reference.

        The information required by this Item pursuant to Item 407(e)(5) will appear in our Proxy Statement under the section “Compensation Committee Report” and such information is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        From time to time our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Jeffrey L. Kodosky and James J. Truchard have made periodic sales of our stock pursuant to such plans.

        The information required by this Item pursuant to Item 403 of Regulation S-K concerning security ownership of certain beneficial owners and management will appear in our Proxy Statement under the section “Security Ownership” and such information is incorporated herein by reference.

        The information required by this Item pursuant to Item 201(d) of Regulation S-K concerning securities authorized for issuance under equity compensation plans will appear in our Proxy Statement under the section “Equity Compensation Plans Information” and such information is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

        In addition, the information required by this Item pursuant to Item 404 of Regulation S-K will appear in our Proxy Statement under the section “Certain Relationships and Related Transactions” and such information is incorporated herein by reference.

        The information required by this Item pursuant to Item 407(a) of Regulation S-K regarding the independence of our directors will appear in our Proxy Statement under the section “Corporate Governance” and such information is incorporated herein by reference.

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Files with Report

1.	Financial Statements.
	Report of Independent Registered Public Accounting Firm	F-2
	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	F-3
	Report of Independent Registered Public Accounting Firm	F-4
	Consolidated Balance Sheets	F-5
	Consolidated Statements of Income	F-6
	Consolidated Statements of Cash Flows	F-7
	Consolidated Statements of Stockholders' Equity	F-8
	Notes to Consolidated Financial Statements	F-9
2.	Financial Statements Schedules.
See Schedule II - Valuation and Qualifying Accounts at page S-1
3.	Exhibits.
Exhibit Number		Description
3.1	(2)	Certificate of Incorporation, as amended, of the Company.
3.2	(2)	Amended and Restated Bylaws of the Company.
3.3	(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1	(1)	Specimen of Common Stock certificate of the Company.
4.2	(3)	Rights Agreement dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A.
10.1	(1)	Form of Indemnification Agreement.
10.2	(5)	1994 Incentive Plan, as amended.*
10.3		1994 Employee Stock Purchase Plan.*
10.4	(6)	Long-Term Incentive Program.*
10.5	(7)	2005 Incentive Plan.*
10.6	(8)	National Instruments Corporation Annual Incentive Program.*
10.7	(9)	2006 Annual Incentive Program Goals and Awards for the Named Executive Officers.*
10.8	(10)	Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.9	(10)	Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.10	(10)	Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.11	(10)	Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
21.1		Subsidiaries of the Company.
23.1		Consent of Independent Registered Public Accounting Firm.
23.2		Consent of Independent Registered Public Accounting Firm.
24.0		Power of Attorney (included on page 33).
31.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.

(2)	Incorporated by reference to the same-numbered exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(3)	Incorporated by reference to exhibit 4.1 filed with the Company's current Report on Form 8-K filed on January 28, 2004.

(4)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 8-K on April 27, 2004.

(5)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 10-Q on August 5, 2004.

(6)	Incorporated by reference to the same-numbered exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(7)	Incorporated by reference to exhibit A of the Company's Proxy Statement dated and filed on April 4, 2005.

(8)	Incorporated by reference to the exhibit 10.1 filed with the Company's Current Report on Form 8-K filed June 27, 2006.

(9)	Incorporated by reference to the exhibit 10.2 filed with the Company's Current Report on Form 8-K filed June 27, 2006.

(10)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 10-Q filed on August 2, 2006.

*	Management Contract or Compensatory Plan or Arrangement.

(b)	Exhibits

                                  See Item 15(a)(3) above.

(c)	Financial Statement Schedules

                                  See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant NATIONAL INSTRUMENTS CORPORATION
February 20, 2007	BY:	/s/ Dr. James J. Truchard
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

Signature	Capacity in Which Signed	Date
/s/ Dr. James J. Truchard Dr. James J. Truchard	Chairman of the Board and President (Principal Executive Officer)	February 20, 2007
/s/ Alex M. Davern Alex M. Davern	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 20, 2007
/s/ Jeffrey L. Kodosky Jeffrey L. Kodosky	Director	February 16, 2007
/s/ Dr. Donald M. Carlton Dr. Donald M. Carlton	Director	February 16, 2007
/s/ Dr. Ben G. Streetman Dr. Ben G. Streetman	Director	February 16, 2007
/s/ R. Gary Daniels R. Gary Daniels	Director	February 16, 2007
/s/ Charles J. Roesslein Charles J. Roesslein	Director	February 16, 2007
/s/ Duy-Loan T. Le Duy-Loan T. Le	Director	February 16, 2007

NATIONAL INSTRUMENTS CORPORATION

Financial Statement Schedules:
For each of the Three Years in the period Ended December 31, 2006
Schedule II--Valuation and Qualifying Accounts	S-1

        All other schedules are omitted because they are not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of National Instruments Corporation:

We have audited the accompanying consolidated balance sheets of National Instruments Corporation and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Instruments Corporation and subsidiaries at December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of National Instruments Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Austin, Texas February 15, 2007

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of National Instruments Corporation:

We have audited management’s assessment, included in the Management’s Report on Internal Control over Financial Reporting, that National Instruments Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Instruments Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that National Instruments Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, National Instruments Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Instruments Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006 of National Instruments Corporation and our report dated February 15, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Austin, Texas February 15, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of National Instruments Corporation:

In our opinion, the consolidated statements of income, of stockholders’ equity and of cash flows (appearing on pages F-6 through F-8 of this National Instruments Corporation 2006 Annual Report on Form 10-K) for the year ended December 31, 2004 present fairly, in all material respects, the results of operations and cash flows of National Instruments Corporation and its subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP Austin, Texas March 4, 2005

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$100,287	$55,864
Short-term investments	150,190	119,846
Accounts receivable, net	117,235	95,733
Inventories, net	77,138	62,827
Prepaid expenses and other current assets	11,393	13,146
Deferred income taxes, net	20,851	14,890

Total current assets	477,094	362,306
Property and equipment, net	145,425	144,330
Goodwill, net	53,343	52,533
Intangible assets, net	40,065	43,602
Other long-term assets	5,293	5,565

Total assets	$721,220	$608,336

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$32,001	$30,832
Accrued compensation	20,912	18,084
Deferred revenue	22,208	16,018
Accrued expenses and other liabilities	15,934	8,838
Other taxes payable	11,527	13,848

Total current liabilities	102,582	87,620
Deferred income taxes	21,956	16,866

Total liabilities	124,538	104,486

Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 180,000,000 shares authorized;
79,883,837 and 79,276,086 shares issued and outstanding, respectively	799	793
Additional paid-in capital	109,851	91,430
Deferred stock-based compensation	—	(16,547)
Retained earnings	483,533	429,859
Accumulated other comprehensive income (loss)	2,499	(1,685)

Total stockholders' equity	596,682	503,850

Total liabilities and stockholders' equity	$721,220	$608,336

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Years
	Ended December 31,
	2006	2005	2004
Net sales	$660,407	$571,841	$514,088
Cost of sales (1)	170,326	149,309	135,473

Gross profit	490,081	422,532	378,615

Operating expenses:
Sales and marketing (2)	235,072	211,280	188,727
Research and development (3)	113,095	87,841	84,692
General and administrative (4)	54,192	45,199	42,500

Total operating expenses	402,359	344,320	315,919

Operating income	87,722	78,212	62,696
Other income (expense):
Interest income	6,847	3,758	2,905
Net foreign exchange gain (loss)	740	(1,566)	1,287
Other income (expense), net	(7)	276	(2,075)

Income before income taxes	95,302	80,680	64,813
Provision for income taxes (5)	22,594	19,163	16,203

Net income	$72,708	$61,517	$48,610

Basic earnings per share	$0.91	$0.78	$0.62

Weighted average shares outstanding - basic	79,519	78,552	78,680

Diluted earnings per share	$0.89	$0.76	$0.59

Weighted average shares outstanding - diluted	81,519	80,910	82,096

Dividends declared per share	$0.24	$0.20	$0.18

        The following footnotes apply to the years ended December 31, 2006, 2005 and 2004:

(1)	including $598, $101 and $0, respectively, of non-cash stock compensation.
(2)	including $6,008, $500 and $0, respectively, of non-cash stock compensation.
(3)	including $5,201, $598 and $0, respectively, of non-cash stock compensation.
(4)	including $2,333, $345 and $0, respectively, of non-cash stock compensation.
(5)	including $2,403, $364 and $0, respectively, of benefit from non-cash stock compensation.

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2006	2005	2004
Cash flow from operating activities:
Net income	$72,708	$61,517	$48,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,181	28,553	25,592
Stock-based compensation	14,507	1,545	—
Impairment of cost method investment	—	—	2,500
Gain on sale of subsidiary	—	—	(242)
Provision for (benefit from) deferred income taxes	(339)	3,219	(825)
Tax benefit from stock option plans	(4,271)	675	3,071
Changes in operating assets and liabilities:
Accounts receivable	(21,502)	(4,080)	(9,342)
Inventories	(14,311)	(4,572)	(15,230)
Prepaid expenses and other assets	2,116	(2,177)	4,624
Accounts payable	1,169	4,647	(4,359)
Deferred revenue	6,190	3,847	3,385
Taxes and other liabilities	7,443	(5,124)	7,848

Net cash provided by operating activities	97,891	88,050	65,632

Cash flow from investing activities:
Proceeds from sale of subsidiary	—	—	680
Acquisitions, net of cash received	—	(63,891)	—
Capital expenditures	(18,503)	(15,383)	(12,596)
Capitalization of internally developed software	(7,370)	(13,380)	(5,007)
Additions to other intangibles	(3,115)	(4,288)	(3,050)
Purchases of short-term investments	(244,238)	(124,227)	(125,954)
Sales and maturities of short-term investments	213,894	154,773	116,789

Net cash used in investing activities	(59,332)	(66,396)	(29,138)

Cash flow from financing activities:
Proceeds from issuance of common stock	37,146	23,222	16,826
Repurchase of common stock	(16,519)	(49,452)	(16,064)
Dividends paid	(19,034)	(15,776)	(14,486)
Tax benefit from stock option plans	4,271	—	—

Net cash provided by (used in) financing activities	5,864	(42,006)	(13,724)

Net change in cash and cash equivalents	44,423	(20,352)	22,770
Cash and cash equivalents at beginning of period	55,864	76,216	53,446

Cash and cash equivalents at end of period	$100,287	$55,864	$76,216

Cash paid for interest and income taxes
Interest	$41	$17	$31
Income taxes	$9,827	$15,117	$10,622

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2003	78,269,235	$783	$95,070	$—	$349,994	$(6,395)	$439,452
Net income					48,610		48,610
Foreign currency translation adjustment
(net of $1,013 tax expense)						3,050	3,050
Unrealized loss on securities available
for sale (net of $0 tax benefit)						(417)	(417)
Unrealized gain on derivative instruments
(net of $2,136 tax expense)						6,407	6,407

Total comprehensive income							57,650

Issuance of common stock under employee
plans, including tax benefits	1,234,195	12	19,885				19,897
Repurchase and retirement of common
stock	(557,850)	(6)	(16,058)				(16,064)
Dividends declared					(14,486)		(14,486)

Balance at December 31, 2004	78,945,580	$789	$98,897	$—	$384,118	$2,645	$486,449
Net income					61,517		61,517
Foreign currency translation
adjustment(net of $1,636 tax benefit)						(5,181)	(5,181)
Unrealized gain on securities available
for sale (net of $0 tax expense)						50	50
Unrealized gain on derivative
instruments (net of $253 tax expense)						801	801

Total comprehensive income							57,187

Net activity related to restricted
stock units	813,305	8	18,084	(16,547)			1,545
Issuance of common stock under employee
plans, including tax benefits	1,573,547	16	23,206				23,222
Repurchase and retirement of common
stock	(2,056,346)	(20)	(49,432)				(49,452)
Dividends declared					(15,776)		(15,776)
Disqualified dispositions			675				675

Balance at December 31, 2005	79,276,086	$793	$91,430	($ 16,547)	$429,859	($ 1,685)	$503,850
Net income					72,708		72,708
Foreign currency translation adjustment
(net of $1,434 tax expense)						4,542	4,542
Unrealized gain on securities available
for sale (net of $0 tax expense)						78	78
Unrealized loss on derivative instruments
(net of $138 tax benefit)						(436)	(436)

Total comprehensive income							76,892

Issuance of common stock under
employee plans, including tax benefits	1,915,172	19	37,127				37,146
Stock-based compensation under restricted stock plan	113,794	1	5,082				5,083
Stock-based compensation under stock option and employee stock purchase plans			9,424				9,424
Repurchase and retirement of common
stock	(607,910)	(6)	(16,513)				(16,519)
Effect of adoption of SFAS 123R	(813,305)	(8)	(16,539)	16,547			—
Dividends declared					(19,034)		(19,034)
Disqualified dispositions			(160)				(160)

Balance at December 31, 2006	$79,883,837	$799	$109,851	$—	$483,533	$2,499	$596,682

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

        Inventory is shown net of adjustment for excess and obsolete inventories of $5.2 million and $6.0 million at December 31, 2006 and 2005, respectively.

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

   Concentrations of credit risk

        Financial instruments that potentially subject us to concentrations of credit risk consist principally of foreign currency forward and option contracts, cash and cash equivalents, short-term investments and trade accounts receivable. We have no significant concentrations of credit risk at December 31, 2006.

        Our counterparties in our foreign currency forward and option contracts are major financial institutions. We do not anticipate nonperformance by these counterparties. We maintain cash and cash equivalents with various financial institutions located in many countries worldwide. Our short-term investments are diversified among and limited to high-quality securities with high credit ratings. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across many countries and industries. The amount of sales to any individual customer did not exceed 3% of revenue for the periods presented. The largest trade account receivable from any individual customer at December 31, 2006 was approximately $1.8 million.

   Key supplier risk

        Our manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of those components are available through single or limited sources. Supply shortages of or quality problems in connection with some of these key components could require us to procure components from replacement suppliers, which would cause significant delays in fulfillment of orders and likely result in additional costs. In order to manage this risk, we maintain safety stock of some of these single sourced components and subassemblies and perform regular assessments of suppliers performance, grading key suppliers in critical areas such as quality and “on-time” delivery.

   Revenue recognition

        We derive revenue primarily from the sale/licensing of integrated hardware and software solutions. We also sell application software licenses which are sold separately as well as training and post contract support services. The products and services are generally sold under standardized licensing and sales arrangements with payment terms ranging from net 30 days in the United States to net 30 days and up to net 90 days in some international markets. Approximately 95% of product/license sales include both hardware and software in the customer arrangement, with a small percentage of sales including other services. We offer rights of return and standard warranties for product defects related to our products. The rights of return are generally for a period of up to 30 days after the delivery date. The standard warranties cover periods ranging from 90 days to three years. With the exception of our former German systems integration subsidiary, which accounted for less than 1.5% of our revenues in the year ended December 31, 2004, we do not enter into contracts requiring product acceptance from the customer. This subsidiary was sold in December 2004.

        Revenue is recognized in accordance with the provisions of SOP 97-2 when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. We enter into certain arrangements where we are obligated to deliver multiple products and/or services (“multiple elements”). In these transactions, we allocate the total revenue among the elements based on the sales price of each element when sold separately (“vendor-specific objective evidence”).

        Sales revenue from product sales is generally recognized on the date the product is shipped, with a portion of revenue recorded as deferred (unearned) due to applicable undelivered elements. Undelivered elements for our multiple-element arrangements with a customer are generally restricted to post contract support and training and education. The amount of revenue allocated to these undelivered elements is based on the vendor-specific objective evidence (“VSOE”) of fair value for those undelivered elements. Deferred revenue due to undelivered elements is recognized ratably on a straight-line basis over the service period or when the service is completed. Deferred revenue at December 31, 2006 and 2005 was $22.2 million and $16.0 million, respectively.

        The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether VSOE of fair value exists for those elements. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product's estimated life cycle could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

        Provision for estimated sales returns is made by reducing recorded revenue based on historical experience. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of our allowance for sales returns. The accounts receivable are net of allowance for sales returns of $1.5 million and $1.3 million at December 31, 2006 and 2005, respectively. Similarly, management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. The accounts receivable are net of allowances for doubtful accounts of $2.9 million and $3.4 million at December 31, 2006 and 2005, respectively.

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

        The warranty reserve for the years ended December 31, 2006 and 2005, respectively, was as follows (in thousands):

	2006	2005
Balance at the beginning of the period	$915	$815
Accruals for warranties issued during the period	1,593	1,652
Settlements made (in cash or in kind) during the period	(1,641)	(1,552)

Balance at the end of the period	$867	$915

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

   Advertising expense

        We expense costs of advertising as incurred. Advertising expense for the years ended December 31, 2006, 2005 and 2004 was $47.3 million, $42.5 million and $39.7 million, respectively.

   Foreign currency translation

        The functional currency for our international sales operations is the applicable local currency. The assets and liabilities of these operations are translated at the rate of exchange in effect on the balance sheet date and sales and expenses are translated at average rates. The resulting gains or losses from translation are included in a separate component of other comprehensive income. Gains and losses resulting from re-measuring monetary asset and liability accounts that are denominated in a currency other than a subsidiary’s functional currency are included in net foreign exchange gain (loss) and are included in net income.

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

        The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the years ended December 31, 2006, 2005 and 2004, respectively, are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Weighted average shares outstanding-basic	79,519	78,552	78,680
Plus: Common share equivalents
Stock options, restricted stock units	2,000	2,358	3,416

Weighted average shares outstanding-diluted	81,519	80,910	82,096

        Stock options to acquire 3,295,000, 3,056,000 and 2,523,000 shares for the years ended December 31, 2006, 2005 and 2004, respectively, were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

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

        Prior to adopting SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock grants as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. As a result, $4.3 million of excess tax benefits for the year ended December 31, 2006 have been classified as financing cash flows.

        Prior to the effective date of SFAS 123R, we applied Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations for our stock option grants. APB 25 provides that the compensation expense relative to our stock options is measured based on the intrinsic value of the stock option at date of grant.

        As a result of adopting SFAS 123R on January 1, 2006, our income before income taxes and net income for the year ended December 31, 2006 are $9.4 million and $8.7 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the year ended December 31, 2006 are $0.11 and $0.11 lower, respectively, than if we had continued to account for share-based compensation under APB 25. Deferred stock-based compensation balances previously required under APB 25 were adjusted against previously recorded common stock and additional paid-in capital balances upon adoption of SFAS 123R, as required.

        Had we previously recognized compensation costs as prescribed by SFAS 123, previously reported net income, basic earnings per share and diluted earnings per share would have changed to the pro forma amounts shown below (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004
Net income, as reported	$61,517	$48,610
Stock-based compensation included in reported net income,
net of related tax effects	959	—
Total stock-based compensation expense determined under
fair value method for all awards, net of related tax effects	(13,998)	(12,741)

Pro-forma net income	$48,478	$35,869

Earnings per share:
Basic - as reported	$0.78	$0.62
Basic - pro-forma	$0.62	$0.46
Diluted - as reported	$0.76	$0.59
Diluted - pro-forma	$0.60	$0.44

        Pro-forma disclosures for the year ended December 31, 2006 are not presented because the amounts are recognized in the Consolidated Statements of Income.

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

        Transactions under all stock option plans are summarized as follows:

	Number of shares under option	Weighted average exercise price
Outstanding at December 31, 2003	9,726,418	$18.07
Exercised	(882,539)	9.60
Canceled	(325,912)	27.66
Granted	1,262,599	29.71

Outstanding at December 31, 2004	9,780,566	$20.02
Exercised	(1,188,614)	10.72
Canceled	(358,444)	29.49
Granted	244,725	24.24

Outstanding at December 31, 2005	8,478,233	$21.05
Exercised	(1,398,617)	13.16
Canceled	(164,943)	27.32
Granted	0	0

Outstanding at December 31, 2006	6,914,673	$22.49

Options exercisable at December 31:
2004	6,353,236	$17.23
2005	5,946,139	19.10
2006	5,384,470	21.53

	Number of shares under option	Weighted average fair value
Weighted average, grant date fair value of options granted during:
2004	1,262,599	$16.72
2005	244,725	12.85
2006	0	0

        The aggregate intrinsic value of stock options at exercise, represented in the table above, was $25.5 million, $19.1 million and $18.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $18.1 million as of the end of 2006, related to approximately 1,530,000 shares with a per share weighted average fair value of $15.93. We anticipate this expense to be recognized over a weighted average period of approximately 4.0 years.

	Outstanding and Exercisable by Price Range As of December 31, 2006
	Options Outstanding			Options Exercisable
Range of Exercise prices	Number outstanding as of 12/31/2006	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of 12/31/2006	Weighted average exercise price
$8.6667 -$12.2222	1,072,535	1.27	$10.98	1,045,669	$10.9677
12.3611 - 15.3055	976,976	1.54	$15.23	967,192	$15.2258
15.5555 - 21.0417	1,720,096	5.18	$20.64	1,223,332	$20.6330
21.2533 - 29.5400	839,349	6.80	$25.53	538,372	$25.5261
29.8500 - 34.3750	2,305,717	5.60	$31.19	1,609,905	$31.5078

$8.6667 - $34.3750	6,914,673	3.94	$22.4883	5,384,470	$21.5254

        The weighted average remaining contractual life of options exercisable as of December 31, 2006 was 3.37 years. The aggregate intrinsic value of options outstanding as of December 31, 2006 was $32.9 million. The aggregate intrinsic value of options currently exercisable as of December 31, 2006 was $30.8 million. No options were granted in the year ended December 31, 2006 as our incentive option plan terminated in May 2005. The fair value of options granted in 2004 and 2005 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004
Dividend expense yield	0.2%	0.2%
Expected life	5.5 years	5.5 years
Expected volatility	43.3%	53.2%
Risk-free interest rate	4.0%	2.7%

   Restricted stock plan

        Our stockholders approved the 2005 Incentive Plan on May 10, 2005. At the time of approval, 2,700,000 shares of our common stock were reserved for issuance under this plan, as well as the number of shares which had been reserved, but not issued under the 1994 Plan (our incentive stock option plan which terminated in May 2005), and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and restricted stock units to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. Shares available for grant at December 31, 2006 were 3,804,106. As part of the requirements of SFAS 123R, the Company is required to estimate potential forfeitures of restricted stock units and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

        Transactions under the restricted stock plan are summarized as follows:

	RSUs
	Number of RSUs	Weighted Average Grant Price
Balance at January 1, 2005	0	$0.00
Granted	813,305	$22.24
Earned	0	$0.00
Canceled	(15,000)	$22.12

Balance at December 31, 2005	798,305	$22.24
Granted	693,805	$32.21
Earned	(113,794)	$31.67
Canceled	(53,383)	$25.93

Balance at December 31, 2006	1,324,933	$26.77

        Total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $32.6 million as of the end of 2006, related to 1,324,933 shares with a per share weighted average fair value of $27.24. We anticipate this expense to be recognized over a weighted average period of approximately 7 years.

   Employee stock purchase plan

        Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the participation period. On December 21, 2005, our Compensation Committee amended the purchase periods to be quarterly beginning on November 1, February 1, May 1 and August 1 of each year. The initial period commenced on April 1, 2006 and ended on July 31, 2006. Employees may designate up to 15% of their compensation for the purchase of common stock. Common stock reserved for future employee purchases aggregated 823,309 shares at December 31, 2006. Shares issued under this plan were 539,541 in the year ended December 31, 2006. The weighted average fair value of the employees’ purchase rights was $22.34 and was estimated using the Black-Scholes model with the following assumptions:

	2006	2005	2004
Dividend expense yield	0.2%	0.2%	0.2%
Expected life	3 months	6 months	6 months
Expected volatility	29%	29%	35%
Risk-free interest rate	4.5%	3.2%	1.0%

        Weighted average, grant date fair value of purchase rights granted under the Employee Stock Purchase Plan:

	Number of shares	Weighted average fair value
2004	380,211	$7.73
2005	467,932	6.08
2006	539,541	6.62

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

   Comprehensive income

        Our comprehensive income is comprised of net income, foreign currency translation and unrealized gains and losses on forward and option contracts and securities available for sale. Comprehensive income for 2006, 2005 and 2004 was $76.9 million, $57.2 million and $57.7 million, respectively.

   Recently issued accounting pronouncements

        In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of Statement of Financial Accounting Standards (“SFAS”) 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007 as required. The cumulative effect of adopting FIN 48 was recorded in retained earnings upon adoption. The adoption of FIN 48 did not have a significant impact on our financial position or results of operations.

        In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108 regarding the process of quantifying financial statement misstatements. SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS 154, Accounting Changes and Error Corrections – a replacement of APB 20 and FASB Statement 3, for the correction of an error on financial statements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We adopted this interpretation on December 31, 2006. The adoption of SAB 108 did not have a significant effect on our consolidated financial statements.

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

        In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation). Taxes within the scope of EITF Issue 06-3 include any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value-added taxes, and some excise taxes. The EITF concluded that the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenue) basis is an accounting policy decision that should be disclosed. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements. Our policy is to exclude all such taxes from revenue. The provisions of EITF 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 will not have any effect on our consolidated financial statements.

Note 2:     Short-term investments

        Short-term investments at December 31, 2006 and 2005, consisting of corporate, state and municipal securities, were acquired at an aggregate cost of $150.2 million and $119.8 million, respectively. The contractual maturities of these securities, which are classified as available-for-sale and carried at fair value, are as follows (in thousands):

	December 31,
	2006	2005
Less than 90 days	$73,787	$61,855
90 days to one year	31,309	42,222
One year through two years	38,559	11,877
Two years or more	6,535	3,892

	$150,190	$119,846

Note 3:     Inventories

        Inventories, net consist of the following (in thousands):

	December 31,
	2006	2005
Raw materials	$38,270	$28,497
Work-in-process	4,321	4,634
Finished goods	34,547	29,696

	$77,138	$62,827

Note 4:     Property and equipment

        Property and equipment consist of the following (in thousands):

	December 31,
	2006	2005
Land	$7,165	$7,085
Buildings	125,228	124,428
Furniture and equipment	110,710	91,073

	243,103	222,586
Accumulated depreciation	(97,678)	(78,256)

	$145,425	$144,330

        Depreciation expense for the years ended December 31, 2006, 2005 and 2004, was $20.2 million, $17.8 million and $17.3 million, respectively.

Note 5:     Intangibles

         Intangibles at December 31, 2006 and 2005 are as follows:

	2006			2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$57,571	$(41,791)	$15,780	$50,201	$(32,651)	$17,550
Acquired technology	20,814	(9,734)	11,080	20,257	(6,296)	13,961
Patents	12,928	(3,076)	9,852	11,647	(2,445)	9,202
Other	6,452	(3,099)	3,353	4,826	(1,937)	2,889

	$97,765	$(57,700)	$40,065	$86,931	$(43,329)	$43,602

        Software development costs capitalized during 2006, 2005 and 2004 were $7.4 million, $13.4 million and $5.0 million, respectively, and related amortization was $9.1 million, $7.2 million and $6.6 million, respectively. Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Patents are amortized using the straight-line method over their estimated period of benefit, generally ten to seventeen years. Total intangible assets amortization expenses were $13.9 million, $10.7 million and $8.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

        Capitalized software development costs, acquired technology, patents and other have weighted-average useful lives of 2.1 years, 4.1 years, 7.7 years and 3.7 years, respectively, as of the end of December 31, 2006. The estimated future amortization expense related to intangible assets as of December 31, 2006 is as follows:

Amount
(in thousands)
2007	$13,044
2008	10,219
2009	5,046
2010	2,477
2011	1,569
Thereafter	7,710

$40,065

        We established a valuation reserve in 2004 for the estimated total impairment of our $2.5 million cost-method investment in a start-up company. This impairment was based on our lack of expected recovery of our investment based on the start-up company’s lack of profitability.

Note 6:     Goodwill

        The carrying amount of goodwill for 2005 and 2006 are as follows:

Amount
(in thousands)
Balance as of December 31, 2004	$13,356
Acquisitions/purchase accounting adjustments	39,177
Divestitures	—

Balance as of December 31, 2005	52,533
Acquisitions/purchase accounting adjustments	—
Divestitures	—
Foreign currency translation impact	810

Balance as of December 31, 2006	$53,343

        The excess purchase price over the fair value of assets acquired is recorded as goodwill. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Our annual impairment test was performed on April 6, 2006. No impairment of goodwill was identified during any of the periods presented.

Note 7:     Income taxes

        The components of income before income taxes are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Domestic	$40,681	$40,460	$37,786
Foreign	54,621	40,220	27,027

	$95,302	$80,680	$64,813

        The provision for income taxes charged to operations is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Current tax expense:
U.S. federal	$17,966	$11,022	$10,594
State	901	1,029	1,106
Foreign	5,190	3,725	3,300

Total current	24,057	15,776	15,000

Deferred tax expense (benefit):
U.S. federal	(1,233)	2,396	1,041
State	(90)	(102)	121
Foreign	(140)	1,093	41

Total deferred	(1,463)	3,387	1,203

Total provision	$22,594	$19,163	$16,203

        Deferred tax liabilities (assets) at December 31, 2006 and 2005 as follows (in thousands):

	December 31,
	2006	2005
Capitalized software	$5,392	$6,288
Unrealized gain on derivative instruments	—	86
Depreciation and amortization	9,071	8,598
Unrealized exchange gain	2	1,238
Undistributed earnings of foreign subsidiaries	10,313	4,410

Gross deferred tax liabilities	24,778	20,620

Operating loss carryforwards	(34,154)	(22,672)
Intangibles	(85,684)	(71,125)
Vacation and other accruals	(3,783)	(2,946)
Inventory valuation and warranty provisions	(6,666)	(9,043)
Doubtful accounts and sales provisions	(1,328)	(1,545)
Intercompany profit	(3,242)	(2,442)
Deferred revenue	(2,613)	—
Accrued rent expenses	(17)	(17)
Accrued legal expenses	(1,450)	(12)
Unrealized loss on derivative instruments	(149)	—
10% minority stock investment	(906)	(911)
Stock-based compensation	(1,954)	(563)
Other	(691)	(629)

Gross deferred tax assets	(142,637)	(111,905)

Valuation allowance	117,768	91,534

Net deferred tax liability (asset)	$(91)	$249

         A reconciliation of income taxes at the U.S. federal statutory income tax rate to the effective tax rate follows:

	Years Ended December 31,
	2006	2005	2004
U.S. federal statutory tax rate	35%	35%	35%
Foreign sales corporation/ETI benefit	(1)	(2)	(3)
Domestic production activities	(1)	(1)	—
Foreign taxes more (less) than federal statutory rate	(11)	(7)	(6)
Change in valuation allowance	—	(1)	—
Research and development tax credit	(1)	(1)	(1)
Tax exempt interest	(1)	(1)	(1)
State income taxes, net of federal tax benefit	1	1	1
Employee share-based compensation	3	—	—
Other	—	1	—

Effective tax rate	24%	24%	25%

        As of December 31, 2006, thirteen of our subsidiaries have available, for income tax purposes, foreign net operating loss carryforwards of an aggregate of approximately $214.4 million, of which $8.5 million expire during the years 2008 — 2013 and $205.9 million of which may be carried forward indefinitely. Our tax valuation allowance relates to the realizability of certain of these foreign net operating loss carryforwards and benefits of tax deductible goodwill in excess of book goodwill.

        We maintain a manufacturing facility in Hungary. As a result of certain foreign investment incentives available under Hungarian law, the profit from our Hungarian operation is currently subject to a reduced income tax rate. Based on our capital investment in Hungary and current exemption limits which apply to this and any capital investments made through December 31, 2005, we currently expect this special tax status will terminate on or before December 31, 2008. The aggregate tax benefit of the exemption was $5.4 million and $3.4 million for the years ended December 31, 2006 and 2005, respectively.

        In 2003, we restructured the organization of our manufacturing operation in Hungary. The tax deductible goodwill in excess of book goodwill created by this restructuring resulted in our being required to record a gross deferred tax asset of $91.0 million. The amortization of this excess tax deductible goodwill resulted in a $32.1 million and $20.1 million deferred tax asset for the associated net operating loss for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, the gross deferred tax asset related to the excess tax goodwill was $85.7 million and $71.1 million, respectively. Because we do not expect to have significant taxable income in the relevant jurisdiction in future periods to realize the benefit of these deferred tax assets, a valuation allowance for the entire amount of these deferred tax assets has been established.

        We have not provided for U.S. federal income and foreign withholding taxes on approximately $111.8 million of certain non-U.S. subsidiaries’ undistributed earnings as of December 31, 2006. These earnings would become subject to taxes of approximately $36.5 million, if they were actually or deemed to be remitted to the parent company as dividends or if we should sell our stock in these subsidiaries. We currently intend to reinvest indefinitely these undistributed earnings.

Note 8:     Stockholders’ equity

   Stock repurchases and retirements

        In 1998, our Board of Directors approved the repurchase and retirement of shares of common stock to reduce the dilutive effect of our stock plans. Pursuant to the 1998 repurchase program we have repurchased and retired a total of 1,402,725 shares for approximately $23.1 million. In 2002, our Board of Directors approved a new repurchase and retirement plan, which replaced the 1998 plan. Under the plan approved in 2002, we have authorization to repurchase up to 6,222,106 shares of National Instruments stock. This plan has no expiration date. Pursuant to our repurchase program, we have repurchased and retired a total of 3,222,106 shares for approximately $82.0 million.

Note 9:     Employee retirement plan

        We have a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code. Substantially all domestic employees with at least thirty days of continuous service are eligible to participate and may contribute up to 15% of their compensation. The Board of Directors has elected to make matching contributions equal to 50% of employee contributions, which may be applied to a maximum of 6% of each participant’s compensation. Employees are eligible for our matching contributions after one year of continuous service. Company contributions vest immediately. Our policy prohibits participants from direct investment in shares of our common stock within the plan. Company contributions charged to expense were $3.0 million, $2.6 million and $2.4 million in 2006, 2005 and 2004, respectively.

Note 10:     Financial instruments

   Fair value of financial instruments

        The estimated fair value amounts disclosed below have been determined using available market information and valuation methodologies described below. For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amount approximates fair value due to the short-term maturity of these instruments. The estimated fair values of the other assets (liabilities) of our remaining financial instruments at December 31, 2006 and 2005 are as follows (in thousands):

	December 31,
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term investments	$150,190	$150,190	$119,846	$119,846
Other assets/liabilities:
Forward contracts	(1,043)	(1,043)	523	523

        The fair values of short-term investments and foreign currency forward contracts were estimated based upon quotes from brokers as of the applicable balance sheet date.

Note 11:     Derivative instruments and hedging activities

        We have operations in 40 countries. Approximately 52% of our revenues are generated outside the Americas. Our activities expose us to a variety of market risks, including the effects of changes in foreign-currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

        We maintain a foreign-currency risk management strategy that uses derivative instruments (foreign currency forward and purchased options contracts) to protect our earnings and cash flows from fluctuations caused by the volatility in currency exchange rates. Movements in foreign-currency exchange rates pose a risk to our operations and competitive position, since exchange rate changes may affect our profitability and cash flow, and the business or pricing strategies of our non-U.S. based competitors.

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

        We held forward contracts with notional amounts totaling $19.6 million and $24.1 million at December 31, 2006 and 2005, respectively, that were designated as foreign currency fair value hedges of our foreign denominated receivables. The fair value of these contracts, which are for 90-day periods, is a liability of $617,000 and a receivable of $278,000 at December 31, 2006 and 2005, respectively. We recorded net losses of $1.0 million, net gains of $2.2 million and net losses of $2.6 million for fair value hedges for the years ended December 31, 2006, 2005 and 2004, respectively, which was recorded in “Foreign Exchange Gain (Loss).” We hedge up to 90% of our outstanding foreign denominated receivables.

        We held forward contracts with a notional amount of $26.6 million and $7.1 million at December 31, 2006 and 2005, respectively, that were designated as foreign currency cash flow hedges related to our anticipated sales transactions. The fair value of these contracts, which are for terms up to twelve months, is a liability of $427,000 and a receivable of $245,000 at December 31, 2006 and 2005, respectively, and a net unrealized deferred loss of $427,000 and a net unrealized deferred gain of $245,000 at December 31, 2006 and 2005, respectively, was recorded in “Accumulated Other Comprehensive Income.” We hedge up to 100% of anticipated foreign currency denominated sales transactions for up to 40 months. We recorded net losses of $1.0 million and net gains of $105,000 and net losses of $5.8 million for cash flow hedges for the years ended December 31, 2006, 2005 and 2004, respectively, which was included in “Net Sales.”

        As of December 31, 2006, $427,000 of deferred losses on cash flow hedges recorded in “Accumulated Other Comprehensive Income” are expected to be reclassified to earnings during the next twelve months. The actual foreign sales expected to occur over the next twelve months will necessitate the reclassifying to earnings of these derivative gains.

        Hedge effectiveness of a foreign currency option contract designated as a cash flow hedge is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the forecasted transaction’s terminal value. No amounts were excluded from the assessment of hedge effectiveness nor were there any amounts of ineffectiveness recorded in the consolidated statements of income for the years ended December 31, 2006 and 2005.

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

	Years Ended December 31,
	2006	2005	2004
Net sales:
Americas:
Unaffiliated customer sales	$317,780	$275,524	$243,651
Geographic transfers	125,096	87,072	84,520

	442,876	362,596	328,171

Europe:
Unaffiliated customer sales	193,364	171,499	164,895
Geographic transfers	159,369	125,650	99,958

	352,733	297,149	264,853

Asia Pacific:
Unaffiliated customer sales	149,263	124,818	105,542

Eliminations	(284,465)	(212,722)	(184,478)

	$660,407	$571,841	$514,088

	Years Ended December 31,
	2006	2005	2004
Operating income:
Americas	$67,644	$63,267	$53,472
Europe	78,402	61,790	55,705
Asia Pacific	54,771	40,996	38,211
Unallocated:
Research and development expenses	(113,095)	(87,841)	(84,692)

	$87,722	$78,212	$62,696

	December 31,
	2006	2005
Identifiable assets:
Americas	$476,027	$436,170
Europe	188,388	129,420
Asia Pacific	56,805	42,746

	$721,220	$608,336

        Total sales outside the United States for 2006, 2005 and 2004 were $373.7 million, $323.9 million and $293.3 million, respectively.

Note 13:     Commitments, contingencies and leases

        We have commitments under non-cancelable operating leases primarily for office facilities. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Future minimum lease payments as of December 31, 2006, for each of the next five years are as follows (in thousands):

2007	$7,241
2008	5,682
2009	4,883
2010	3,103
2011	1,983
Thereafter	799

$23,691

        Rent expense under operating leases was approximately $8.7 million, $7.8 million and $6.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

        As of December 31, 2006, we have non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7.0 million over the next twelve months.

        As of December 31, 2006, we have outstanding guarantees for payment of customs and foreign grants totaling approximately $3.5 million.

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

        An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court’s decision of June 23, 2003, (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks’ declaratory judgment complaint, denying MathWorks’ claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks’ modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court’s denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. On November 22, 2006, the District Court lifted the stay. The case schedule has yet to be set in this action. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. In the fourth quarter of 2006, we accrued an additional $600,000 related to this contingency. We charged approximately $57,000 against this accrual during the fourth quarter of 2006. We have charged a total of $602,000 against this accrual through December 31, 2006.

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

        On April 29, 2005, we acquired the operating assets of Measurement Computing Corporation (MCC), a provider of low-cost data acquisition products. The acquisition was accounted for as a purchase. We acquired the operating assets of MCC, which included the legal positions of MCC and SoftWIRE in litigation against us. As a result of the asset acquisition, a pending legal action was dismissed with prejudice and we eliminated our remaining $1.9 million accrual for patent defense costs related to MCC. The gain that resulted from the elimination of the accrual was recorded in general and administrative expenses. The purchase price of the acquisition, subject to adjustment as provided for in the purchase agreement, was $33.2 million in cash. We funded the purchase price from existing cash balances. Our consolidated financial statements include the operating results from the date of acquisition. Pro-forma results of operations have not been presented because the effects of those operations were not material. In accordance with SFAS 141, the total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable assets, based on their respective estimated fair values at the date of acquisition.

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

        Goodwill is deductible for tax purposes. Goodwill is not amortized but is reviewed periodically for impairment. Acquired core technology and intangible assets are amortized over their useful lives, which range from three to eight years. Amortization expense for intangible assets acquired was approximately $3.2 million and $2.0 million for 2006 and 2005, respectively, of which approximately $2.7 million and $1.5 million was recorded in cost of sales and approximately $490,000 and $490,000 was recorded in operating expenses. The estimated amortization expense of intangible assets acquired for the current fiscal year and in future years will be recorded in the consolidated statements of income as follows (in thousands):

Fiscal Year	Cost of Sales	Acquisition related costs and amortization, net	Total
2007	$2,689	$450	$3,139
2008	2,532	412	2,944
2009	2,259	338	2,597
2010	1,725	177	1,902
Thereafter	1,166	271	1,437

Total	$10,371	$1,648	$12,019

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

Note 17:     Quarterly results (unaudited)

        The following quarterly results have been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The unaudited quarterly financial data for each of the eight quarters in the two years ended December 31, 2006 are as follows (in thousands, except per share data):

	Three Months Ended
	Mar. 31, 2006	Jun. 30, 2006	Sep. 30, 2006	Dec. 31, 2006
Net sales	$154,752	$160,123	$164,079	$181,453
Gross profit	113,247	119,271	121,648	135,915
Operating income	15,826	20,911	22,367	28,616
Net income	12,602	17,021	18,651	24,434
Basic earnings per share	$0.16	$0.21	$0.23	$0.31
Weighted average shares outstanding-basic	79,053	79,611	79,637	79,767
Diluted earnings per share	$0.15	$0.21	$0.23	$0.30
Weighted average shares outstanding-diluted	81,608	81,653	81,274	81,524
Dividends declared per share	$0.06	$0.06	$0.06	$0.06
	Three Months Ended
	Mar. 31, 2005	Jun. 30, 2005	Sep. 30, 2005	Dec. 31, 2005
Net sales	$129,740	$140,822	$141,618	$159,661
Gross profit	97,376	104,109	103,725	117,322
Operating income	14,182	19,093	18,343	26,594
Net income	11,136	15,024	14,399	20,958
Basic earnings per share	$0.14	$0.19	$0.18	$0.27
Weighted average shares outstanding-basic	79,175	78,303	78,158	78,505
Diluted earnings per share	$0.14	$0.19	$0.18	$0.26
Weighted average shares outstanding-diluted	81,924	80,190	80,575	80,821
Dividends declared per share	$0.05	$0.05	$0.05	$0.05

Note 18:     Subsequent Event

        On January 30, 2007, our Board of Directors declared a quarterly cash dividend of $0.07 per common share, payable March 5, 2007, to shareholders of record on February 12, 2007.

        On January 30, 2007, our Board of Directors granted authorization for the repurchase of an additional 1,522,106 shares of our common stock under our share repurchase plan.

SCHEDULE II

NATIONAL INSTRUMENTS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Allowance for doubtful accounts and sales returns:

Year	Description	Balance at Beginning of Period	Provision for Bad Debt Expense	Write-Offs Charged to Allowances	Balance at End of Period
2004	Allowance for doubtful accounts and sales returns	$3,244	$596	$329	$3,511
2005	Allowance for doubtful accounts and sales returns	3,511	1,462	239	4,734
2006	Allowance for doubtful accounts and sales returns	4,734	33	407	4,360