Form 10-Q
period 2007-03-31
NATIONAL INSTRUMENTS CORP /DE/
filed 2007-05-08
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2007 or

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [   ]  No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock - $0.01 par value	Outstanding at May 7, 2007 79,825,557

NATIONAL INSTRUMENTS CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1.     Financial Statements

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2007	December 31, 2006
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$137,316	$100,287
Short-term investments	107,769	150,190
Accounts receivable, net	110,398	117,235
Inventories, net	77,062	77,138
Prepaid expenses and other current assets	17,527	11,393
Deferred income taxes, net	21,478	20,851

Total current assets	471,550	477,094
Property and equipment, net	146,046	145,425
Goodwill, net	53,437	53,343
Intangible assets, net	42,740	40,065
Other long-term assets	5,933	5,293

Total assets	$719,706	$721,220

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$32,821	$32,001
Accrued compensation	18,695	20,912
Deferred revenue	24,358	22,208
Accrued expenses and other liabilities	9,471	12,871
Other taxes payable	9,637	11,527

Total current liabilities	94,982	99,519
Deferred income taxes	20,473	20,472
Other long-term liabilities	7,487	4,643

Total liabilities	122,942	124,634

Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 180,000,000 shares authorized; 79,563,134 and 79,883,837
shares issued and outstanding, respectively	796	799
Additional paid-in capital	96,218	109,851
Retained earnings	496,894	483,437
Accumulated other comprehensive income (loss)	2,856	2,499

Total stockholders' equity	596,764	596,586

Total liabilities and stockholders' equity	$719,706	$721,220

        The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Net sales	$171,641	$154,752
Cost of sales (1)	42,148	41,505

Gross profit	129,493	113,247

Operating expenses:
Sales and marketing (2)	63,580	56,400
Research and development (3)	29,236	27,982
General and administrative (4)	14,575	13,039

Total operating expenses	107,391	97,421

Operating income	22,102	15,826
Other income (expense):
Interest income	2,236	1,253
Net foreign exchange gain (loss)	189	(386)
Other income (expense), net	(106)	189

Income before income taxes	24,421	16,882
Provision for income taxes (5)	5,372	4,280

Net income	$19,049	$12,602

Basic earnings per share	$0.24	$0.16

Weighted average shares outstanding - basic	79,842	79,053

Diluted earnings per share	$0.23	$0.15

Weighted average shares outstanding - diluted	81,232	81,608

Dividends declared per share	$0.07	$0.06

        The following footnotes apply to the three months ended March 31, 2007 and March 31, 2006:

(1)	including $184 and $106, respectively, of non-cash stock compensation.
(2)	including $1,523 and $1,481, respectively, of non-cash stock compensation.
(3)	including $1,357 and $1,397, respectively, of non-cash stock compensation.
(4)	including $592 and $590, respectively, of non-cash stock compensation.
(5)	including $746 and $536, respectively, of benefit from non-cash stock compensation.

        The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flow from operating activities:
Net income	$19,049	$12,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,371	8,478
Stock-based compensation	3,732	3,710
Benefit from deferred income taxes	(741)	(455)
Tax benefit from stock option plans	(1,395)	(3,064)
Changes in operating assets and liabilities:
Accounts receivable	6,837	1,549
Inventories	76	(10,134)
Prepaid expenses and other assets	(6,793)	(3,176)
Accounts payable	820	1,269
Deferred revenue	2,150	966
Taxes and other liabilities	(2,613)	2,438

Net cash provided by operating activities	30,493	14,183

Cash flow from investing activities:
Capital expenditures	(6,216)	(2,683)
Capitalization of internally developed software	(2,452)	(1,207)
Additions to other intangibles	(3,602)	(205)
Purchases of short-term investments	(23,408)	(46,567)
Sales and maturities of short-term investments	65,829	31,115

Net cash provided by (used in) investing activities	30,151	(19,547)

Cash flow from financing activities:
Proceeds from issuance of common stock	9,824	9,670
Repurchase of common stock	(29,242)	—
Dividends paid	(5,592)	(4,707)
Tax benefit from stock option plans	1,395	3,064

Net cash provided by (used in) financing activities	(23,615)	8,027

Net change in cash and cash equivalents	37,029	2,663
Cash and cash equivalents at beginning of period	100,287	55,864

Cash and cash equivalents at end of period	$137,316	$58,527

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at March 31, 2007 and December 31, 2006, and the results of our operations and cash flows for the three-month periods ended March 31, 2007 and March 31, 2006. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three-month periods ended March 31, 2007 and 2006, respectively, are as follows (in thousands):

	March 31,
	(unaudited)
	2007	2006
Weighted average shares outstanding-basic	79,842	79,053
Plus: Common share equivalents
Stock options, restricted stock units	1,390	2,555

Weighted average shares outstanding-diluted	81,232	81,608

Stock options to acquire 3,314,000 and 1,697,000 shares for the quarters ended March 31, 2007 and 2006, respectively, were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

NOTE 3 – Inventories

Inventories, net consist of the following (in thousands):

	March 31,	December 31,
	(unaudited)
	2007	2006
Raw materials	$38,010	$38,270
Work-in-process	3,906	4,321
Finished goods	35,146	34,547

	$77,062	$77,138

NOTE 4 – Intangibles

Intangibles at March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007 (unaudited)			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$60,023	$(43,931)	$16,092	$57,571	$(41,791)	$15,780
Acquired technology	20,837	(10,523)	10,314	20,814	(9,734)	11,080
Patents	13,231	(3,243)	9,988	12,928	(3,076)	9,852
Leasehold equipment and other	9,746	(3,400)	6,346	6,452	(3,099)	3,353

	$103,837	$(61,097)	$42,740	$97,765	$(57,700)	$40,065

Software development costs capitalized for the three months ended March 31, 2007 and March 31, 2006 were $2.5 million, and $1.2 million, respectively, and related amortization was $2.1 million and $2.6 million, respectively. Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Patents are amortized using the straight-line method over their estimated period of benefit, generally ten to seventeen years. Total intangible assets amortization expenses were $3.4 million and $3.8 million for the three months ended March 31, 2007 and March 31, 2006, respectively.

Acquired core technology and intangible assets are amortized over their useful lives, which range from three to eight years. Amortization expense for intangible assets acquired was approximately $797,000 and $787,000 for the three months ended March 31, 2007 and March 31, 2006, respectively, of which approximately $677,000 and $666,000 was recorded in cost of sales for the three months ended March 31, 2007 and March 31, 2006, respectively, and approximately $120,000 and $121,000 was recorded in operating expenses for the three months ended March 31, 2007 and March 31, 2006, respectively. The estimated amortization expense of intangible assets acquired for the current fiscal year and in future years will be recorded in the consolidated statements of income as follows (in thousands):

Fiscal Year	Cost of Sales	Acquisition related costs and amortization, net	Total
2007	$2,689	$450	$3,139
2008	2,532	412	2,944
2009	2,259	338	2,597
2010	1,725	177	1,902
Thereafter	1,166	271	1,437

Total	$10,371	$1,648	$12,019

NOTE 5 – Goodwill

The carrying amount of goodwill for 2007 is as follows:

Amount (in thousands)
Balance as of December 31, 2006	$53,343
Acquisitions/purchase accounting adjustments	—
Divestitures	—
Foreign currency translation impact	94

Balance as of March 31, 2007	$53,437

The excess purchase price over the fair value of assets acquired is recorded as goodwill. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. No impairment of goodwill has been identified during the period presented. Goodwill is deductible for tax purposes.

NOTE 6 – Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of Statement of Financial Accounting Standards (“SFAS”) 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We adopted FIN 48 on January 1, 2007, as required. The cumulative effect of adopting FIN 48 was $96,000, which was recorded as a reduction in beginning retained earnings upon adoption, as required. We recognized no material adjustment to the liability for unrecognized income tax benefits. We had $4.6 million of unrecognized tax benefits at January 1, 2007 and $5.1 million at March 31, 2007, all of which would affect our effective income tax rate if recognized. None of our unrecognized income tax benefits are expected to significantly decrease or increase within the next twelve months. Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2007, we have approximately $197,000 accrued for interest related to uncertain tax positions. The tax years 2000 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE 7 – Comprehensive Income

Our comprehensive income is comprised of net income, foreign currency translation and unrealized gains and losses on forward and option contracts and securities available for sale. Comprehensive income for the three-month periods ended March 31, 2007 and March 31, 2006 was as follows (in thousands):

	Three Months Ended March 31,
	(unaudited)
	2007	2006
Comprehensive income:
Net income	$19,049	$12,602
Foreign currency translation gains	446	684
Unrealized losses on derivative instruments	(46)	(19)
Unrealized gains (losses) on available for sale securities	(43)	7

Total comprehensive income	$19,406	$13,274

NOTE 8 – Stock-Based Compensation Plans

      Stock option plans

Our stockholders approved the 1994 Incentive Stock Option Plan (the “1994 Plan”) on May 9, 1994. At the time of approval, 9,112,500 shares of our common stock were reserved for issuance under this plan. In 1997, an additional 7,087,500 shares of our common stock were reserved for issuance under this plan, and an additional 750,000 shares were reserved for issuance under this plan, as amended, in 2004. The 1994 Plan terminated in May 2005, except with respect to outstanding awards previously granted thereunder. Awards under the plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares vests over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but shares cannot accelerate to vest over a period less than five years. Stock options must be exercised within ten years from date of grant. Stock options were issued at the market price at the grant date. As part of the requirements of SFAS 123R, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

Transactions under all stock option plans are summarized as follows:

	Number of shares under option	Weighted average Exercise price
Outstanding at December 31, 2006	6,914,673	$22.49
Exercised	(613,103)	10.89
Canceled	(48,598)	26.06
Granted	0	0.00

Outstanding at March 31, 2007	6,252,972	$23.60

The aggregate intrinsic value of stock options at exercise, represented in the table above, was $10.1 million for the quarter ended March 31, 2007. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $16.7 million as of March 31, 2007, related to approximately 1,356,000 shares with a per share weighted average fair value of $16.11. We anticipate this expense to be recognized over a weighted average period of approximately 3.9 years.

	Outstanding and Exercisable by Price Range As of March 31, 2007
	Options Outstanding			Options Exercisable
Range of Exercise prices	Number outstanding as of 03/31/2007	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of 03/31/2007	Weighted average exercise price
$ 9.8889 — $ 15.3055	1,459,211	1.58	$14.0737	1,440,848	$14.0768
$ 15.5555 — $ 21.0417	1,693,882	4.95	$20.6379	1,244,392	$20.6317
$ 21.2533 — $ 29.5400	816,925	6.55	$25.5234	552,699	$25.5503
$ 29.8500 — $ 31.2917	1,024,003	5.99	$30.0179	548,637	$30.1368
$ 32.0833 — $ 34.3750	1,258,951	4.31	$32.1461	1,110,420	$32.1455

$ 9.8889 — $ 34.3750	6,252,972	4.01	$23.5974	4,896,996	$22.9339

The weighted average remaining contractual life of options exercisable as of March 31, 2007 was 3.52 years. The aggregate intrinsic value of options outstanding as of March 31, 2007 was $16.5 million. The aggregate intrinsic value of options currently exercisable as of March 31, 2007 was $16.1 million. No options were granted in the three months ended March 31, 2007 as our incentive option plan terminated in May 2005.

      Restricted stock plan

Our stockholders approved the 2005 Incentive Plan on May 10, 2005. At the time of approval, 2,700,000 shares of our common stock were reserved for issuance under this plan, as well as the number of shares which had been reserved but not issued under the 1994 Plan (our incentive stock option plan which terminated in May 2005), and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and restricted stock units to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. Shares available for grant at March 31, 2007 were 3,800,263. As part of the requirements of SFAS 123R, we are required to estimate potential forfeitures of restricted stock units and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

Transactions under the restricted stock plan are summarized as follows:

	RSUs
	Number of RSUs	Weighted Average Grant Price
Balance at December 31, 2006	1,324,933	$ 26.77
Granted	22,950	26.94
Earned	—	—
Canceled	(19,107)	27.62

Balance at March 31, 2007	1,328,776	$ 26.76

Total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $31.8 million as of March 31, 2007, related to 1,328,776 shares with a per share weighted average fair value of $26.23. We anticipate this expense to be recognized over a weighted average period of approximately 6.5 years.

      Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the participation period. On December 21, 2005, our Compensation Committee amended the purchase periods to be quarterly beginning on November 1, February 1, May 1 and August 1 of each year. The initial period commenced on April 1, 2006 and ended on July 31, 2006. Employees may designate up to 15% of their compensation for the purchase of common stock. Common stock reserved for future employee purchases aggregated 3,687,805 shares at March 31, 2007. In March 2007, our Board of Directors approved an additional 3,000,000 shares to be reserved under this plan, subject to stockholder approval. Shares issued under this plan were 135,504 in the three month period ended March 31, 2007. The weighted average fair value of the employees’ purchase rights was $24.49 and was estimated using the Black-Scholes model with the following assumptions:

2007
Dividend expense yield	0.2%
Expected life	3 months
Expected volatility	29%
Risk-free interest rate	4.9%

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

NOTE 9 – Commitments and Contingencies

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

The warranty reserve for the three-month periods ended March 31, 2007 and 2006, respectively, was as follows (in thousands):

	Three Months Ended March 31,
	(unaudited)
	2007	2006
Balance at the beginning of the period	$867	$915
Accruals for warranties issued during the period	348	401
Settlements made (in cash or in kind) during the period	(491)	(401)

Balance at the end of the period	$724	$915

As of March 31, 2007, we have outstanding guarantees for payment of foreign operating leases, customs and foreign grants totaling approximately $3.6 million.

As of March 31, 2007, we have non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7.2 million over the next twelve months.

NOTE 10 – Segment Information

While we sell our products to many different markets, management has chosen to organize the Company by geographic areas, and as a result has determined that we have one operating segment. Substantially all of the depreciation and amortization is recorded in the Americas. Net sales, operating income and identifiable assets, classified by the major geographic areas in which we operate, are as follows (in thousands):

	Three Months Ended March 31,
	(unaudited)
	2007	2006
Net sales:
Americas:
Unaffiliated customer sales	$77,961	$74,892
Geographic transfers	29,730	23,958

	107,691	98,850

Europe:
Unaffiliated customer sales	51,911	45,385
Geographic transfers	28,836	38,219

	80,747	83,604

Asia Pacific:
Unaffiliated customer sales	41,769	34,475

Eliminations	(58,566)	(62,177)

	$171,641	$154,752

	Three Months Ended March 31,
	(unaudited)
	2007	2006
Operating income:
Americas	$16,681	$14,756
Europe	19,027	16,827
Asia Pacific	15,630	12,225
Unallocated:
Research and development expenses	(29,236)	(27,982)

	$22,102	$15,826

	Three Months Ended March 31,
	(unaudited)
	2007	2006
Interest income:
Americas	$1,498	$1,216
Europe	706	31
Asia Pacific	32	6

	$2,236	$1,253

	March 31, 2007	December 31, 2006
	(unaudited)
Identifiable assets:
Americas	$417,317	$476,027
Europe	237,857	188,388
Asia Pacific	64,532	56,805

	$719,706	$721,220

Total sales outside the United States for the quarters ended March 31, 2007 and 2006 were $101.7 million and $87.7 million, respectively.

NOTE 11 – Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of Statement of Financial Accounting Standards (“SFAS”) 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007, as required. The adoption of FIN 48 did not have a significant impact on our financial position or results of operations. (See Note 6 of Notes to Consolidated Financial Statements.)

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

In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation). Taxes within the scope of EITF Issue 06-3 include any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value-added taxes, and some excise taxes. The EITF concluded that the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenue) basis is an accounting policy decision that should be disclosed. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements. Our policy is to exclude all such taxes from revenue. The provisions of EITF 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 did not have any effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement 115.” This standard permits an entity to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. We will be required to adopt SFAS 159 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS 159 and have not yet determined the impact on our consolidated financial statements.

NOTE 12 – Litigation

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

An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court’s decision of June 23, 2003 (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks’ declaratory judgment complaint, denying MathWorks’ claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks’ modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court’s denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. On November 22, 2006, the District Court lifted the stay. The case schedule has yet to be set in this action. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. In the fourth quarter of 2006, we accrued an additional $600,000 related to this contingency. We did not charge against this accrual during the first quarter of 2007. We have charged a total of $602,000 against this accrual through March 31, 2007.

NOTE 13 – Subsequent Event

On April 26, 2007, our Board of Directors declared a quarterly cash dividend of $0.07 per common share, payable June 4, 2007, to shareholders of record on May 14, 2007.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding our future financial performance or operations (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “may,” “will,” “project,” “continue,” or “estimate” or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” beginning on page 21, and the discussion below. Readers are also encouraged to refer to the documents regularly filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for further discussion of our business and the risks attendant thereto.

   Overview

        National Instruments designs, develops, manufactures and markets instrumentation and automation software and hardware for general commercial, industrial and scientific applications. We offer hundreds of products used to create virtual instrumentation systems for measurement and automation. We have identified a large and diverse market for design, control and test applications. Our products are used in a variety of applications from research and development to production testing, monitoring and industrial control. We sell to a large number of customers in a wide variety of industries. No single customer accounted for more than 3% of our sales in the first quarter of 2007 or in the years 2006, 2005 or 2004.

The key strategies that management focuses on in running our business are the following:

Expanding our broad customer base

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

Maintaining a high level of customer satisfaction

        To maintain a high level of customer satisfaction we strive to offer innovative, modular and integrated products through a global sales and support network. We strive to maintain a high degree of backwards compatibility across different platforms in order to preserve the customer’s investment in our products. In this time of intense global competition, it is critical that we continue to offer products with quality and reliability, and that these products provide cost-effective solutions for our customers.

Leveraging external and internal technology

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

        We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market and sell our products. We have sales offices in the United States and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 55% and 52% of our revenues in the three month periods ended March 31, 2007 and March 31, 2006, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign-currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. See Note 9 of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income and identifiable assets.

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

Results of Operations

        The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our consolidated statements of income:

	Three Months Ended March 31,
	2007	2006
Net sales:
Americas	45.4%	48.4%
Europe	30.3	29.3
Asia Pacific	24.3	22.3

Consolidated net sales	100.0	100.0
Cost of sales	24.6	26.8

Gross profit	75.4	73.2
Operating expenses:
Sales and marketing	37.0	36.5
Research and development	17.0	18.1
General and administrative	8.5	8.4

Total operating expenses	62.5	63.0

Operating income	12.9	10.2
Other income (expense):
Interest income	1.3	0.8
Net foreign exchange gain (loss)	0.1	(0.2)
Other income (expense), net	(0.1)	0.1

Income before income taxes	14.2	10.9
Provision for income taxes	3.1	2.8

Net income	11.1%	8.1%

        Net Sales.   Consolidated net sales for the first quarter of 2007 increased by $16.9 million, or 11%, for the three months ended March 31, 2007 to $171.6 million from $154.8 million for the three months ended March 31, 2006. The increase in sales is primarily attributable to the introduction of new and upgraded products, an increased market acceptance in Asia Pacific and Europe of our virtual instrumentation and graphical systems design products, which constitute the vast majority of our product portfolio, and the strengthening of the Euro. This increase in sales was offset slightly by the decrease in sales of our instrument control products, which we believe reflects the recent slowdown in the traditional test and semiconductor test markets. Sales in the Americas in the first quarter of 2007 increased by 4% from the first quarter of 2006.

        Sales outside of the Americas, as a percentage of consolidated sales for the quarter ended March 31, 2007, increased to 54.6% from 51.6% in the comparable 2006 period as a result of stronger sales in Asia and the strengthening of the Euro. Compared to the first quarter of 2006, European sales increased by 14% to $51.9 million for the quarter ended March 31, 2007. Sales in Asia Pacific increased by 21% to $41.8 million in the quarter ended March 31, 2007 compared to the same period in 2006. We expect sales outside of North America to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

        Almost all sales made by our direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. Between the first quarter of 2006 and the first quarter of 2007, net of hedging results, the change in the exchange rates had the effect of increasing our consolidated sales by 3%, increasing European sales by 9% and increasing sales in Asia Pacific by 1%. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing operating expenses by $1.9 million, or 1.8%, for the quarter ended March 31, 2007 compared to the comparable prior year period.

        Gross Profit.   As a percentage of sales, gross profit increased to 75.4% for the first quarter of 2007 from 73.2% for the first quarter of 2006. The higher margin in the first quarter of 2007 compared to the comparable prior year period is attributable to favorable foreign exchange rates and the favorable impact of higher sales volume and improved product margins resulting from both price increases and cost reductions on certain products. There can be no assurance that we will maintain our historical margins. We believe our current manufacturing capacity is adequate to meet current needs.

        Sales and Marketing.   Sales and marketing expense for the first quarter of 2007 increased to $63.6 million, a 13% increase, compared to the first quarter of 2006. As a percentage of net sales, sales and marketing expenses were 37.0% and 36.5% for the three months ended March 31, 2007 and March 31, 2006, respectively. The increase in sales and marketing expenses in the first quarter of 2007 from the comparable prior year period was attributable to the increase in sales and marketing personnel costs due to an increase in sales and marketing personnel and the increase in variable compensation from higher sales volume. We expect sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on recruiting, marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

        Research and Development.   Research and development expenses for the first quarter of 2007 increased to $29.2 million, a 4% increase, compared to $28.0 million for the three months ended March 31, 2006. The increase in research and development costs in the first quarter of 2007 was primarily due to increases in personnel costs from the hiring of additional product development engineers, which was partially offset by the decrease in expense from the increase in the capitalization of software development costs. The decrease in research and development costs as a percentage of sales in the first quarter of 2007 from the comparable prior year period was attributable to the increase in the capitalization of software development costs. We plan to continue making a significant investment in research and development in order to remain competitive and support revenue growth.

        We capitalize software development costs in accordance with Statements of Financial Accounting Standards (“SFAS”) 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” We amortize such costs over the related product’s estimated economic useful life, generally three years, beginning when a product becomes available for general release. Software amortization expense included in cost of goods sold totaled $2.1 million and $2.6 million for the quarters ended March 31, 2007 and March 31, 2006, respectively. Internally developed software costs capitalized were $2.5 million and $1.2 million for the quarters ended March 31, 2007 and March 31, 2006, respectively.

        General and Administrative.   General and administrative expenses for the first quarter of 2007 increased 12% to $14.6 million from $13.0 million for the comparable prior year period. As a percentage of net sales, general and administrative expenses increased to 8.5% for the quarter ended March 31, 2007 from 8.4% for the first quarter of 2006. The increase in general and administrative expenses for the quarter ended March 31, 2007 from the comparable prior year period was primarily attributable to increases in personnel costs due to the increase in general and administrative personnel. We expect that general and administrative expenses in future periods will fluctuate in absolute amounts and as a percentage of revenue.

        Interest Income.   Interest income in the first quarter of 2007 increased to $2.2 million from $1.3 million in the first quarter of 2006. The increase in interest income in the first quarter of 2007 was due to higher yields on increased invested funds. The primary source of interest income is from the investment of our cash and short-term investments. Net cash provided by operating activities totaled $30.5 million and $14.2 million for the quarters ended March 31, 2007 and March 31, 2006, respectively.

        Net Foreign Exchange Gain (Loss).   We experienced net foreign exchange gains in the first quarter of 2007 of $189,000 compared to losses of $386,000 in the first quarter of 2006. These results are attributable to movements between the U.S. dollar and the local currencies in countries in which our subsidiaries are located. We recognize the local currency as the functional currency in the vast majority of our international subsidiaries.

        We utilize foreign currency forward contracts to hedge a majority of our foreign currency-denominated receivables in order to reduce our exposure to significant foreign currency fluctuations. We typically limit the duration of our “receivables” foreign currency forward contracts to approximately 90 days.

        We also utilize foreign currency forward contracts and foreign currency purchased option contracts in order to reduce our exposure to fluctuations in future foreign currency cash flows. We purchase these contracts for up to 100% of our forecasted cash flows in selected currencies (primarily the euro, yen and pound sterling) and limit the duration of these contracts to 40 months. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” As a result, our hedging activities only partially address our risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. We do not invest in contracts for speculative purposes. Our hedging strategy decreased our net foreign exchange gains by $54,000 for the quarter ended March 31, 2007 and increased net foreign exchange losses by $340,000 for the quarter ended March 31, 2006.

        Provision for Income Taxes.   Our provision for income taxes reflects an effective tax rate of 22% for the three months ended March 31, 2007 and 25% for the three months ended March 31, 2006. Our effective tax rate is lower than the U.S. federal statutory rate of 35% primarily as a result of the extraterritorial income exclusion, tax-exempt interest and reduced tax rates in certain foreign jurisdictions. The decrease in our tax rate for the three months ended March 31, 2007 from the comparable prior year period is due to increased profits in foreign jurisdictions with reduced income tax rates.

Liquidity and Capital Resources

        We currently finance our operations and capital expenditures through cash flow from operations. At March 31, 2007, we had working capital of approximately $376.6 million compared to $377.6 million at December 31, 2006. Net cash provided by operating activities in the first quarter of 2007 and the first quarter of 2006 totaled $30.5 million and $14.2 million, respectively.

        Accounts receivable decreased to $110.4 million at March 31, 2007 from $117.2 million at December 31, 2006. Days sales outstanding increased to 59 at March 31, 2007 compared to 56 at March 31, 2006. Consolidated inventory balances remained flat at $77.1 million at March 31, 2007 compared to December 31, 2006. Inventory turns decreased to 2.2 at March 31, 2007 compared to 2.3 at March 31, 2006. Cash used in the first three months of 2007 for the purchase of property and equipment totaled $6.2 million, for the capitalization of internally developed software costs totaled $2.5 million, and for additions to other intangibles totaled $3.6 million. Cash used in the first three months of 2006 for the purchase of property and equipment totaled $2.7 million, for the capitalization of internally developed software costs totaled $1.2 million, and for additions to other intangibles totaled $205,000.

        Cash provided by the issuance of common stock totaled $9.8 million and $9.7 million for the first quarter of 2007 and the first quarter of 2006, respectively, and cash used for the payment of dividends totaled $5.6 million and $4.7 million for the first quarter of 2007 and 2006, respectively. The issuance of common stock was to employees under our 1994 Incentive Plan and our Employee Stock Purchase Plan. Cash used for the repurchase of common stock totaled $29.2 million for the first quarter of 2007.

        We currently expect to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances and internally generated funds. As of March 31, 2007 and March 31, 2006, we had no debt outstanding. We believe that our cash flow from operations and existing cash balances and short-term investments will be sufficient to meet our cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months will depend on our profitability, our ability to manage working capital requirements and our rate of growth.

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

        Off-Balance Sheet Arrangements.   We have no debt or off-balance sheet debt. As of March 31, 2007, we have contractual purchase commitments with various suppliers of general components and customized inventory components of approximately $7.2 million. As of March 31, 2007, we have outstanding guarantees for payment of customs and foreign grants totaling approximately $3.6 million. (see Note 8 of Notes to Consolidated Financial Statements.) As of March 31, 2007, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Market Risk

        We are exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in foreign currency values and changes in the market value of our investments.

        Foreign Currency Hedging Activities.   Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option contracts and forward contracts to hedge our exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. We monitor our foreign exchange exposures regularly to ensure the overall effectiveness of our foreign currency hedge positions. However, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at March 31, 2007, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate fair market value of all our instruments outstanding of approximately $6.1 million. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure.

        Short-term Investments.   The fair value of our investments in marketable securities at March 31, 2007 was $107.8 million. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the full investment of available funds. We diversify our marketable securities portfolio by investing in multiple types of investment-grade securities. Our investment portfolio is primarily invested in securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on our investment portfolio and interest rates at March 31, 2007, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $539,000 in the fair value of our investment portfolio. Although changes in interest rates may affect the fair value of our investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

Recently Issued Accounting Pronouncements

        In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of Statement of Financial Accounting Standards (“SFAS”) 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007, as required. The adoption of FIN 48 did not have a significant impact on our financial position or results of operations. (See Note 6 of Notes to Consolidated Financial Statements.)

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

        In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation). Taxes within the scope of EITF Issue 06-3 include any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value-added taxes, and some excise taxes. The EITF concluded that the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenue) basis is an accounting policy decision that should be disclosed. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements. Our policy is to exclude all such taxes from revenue. The provisions of EITF 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 did not have any effect on our consolidated financial statements.

        In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement 115.” This standard permits an entity to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. We will be required to adopt SFAS 159 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS 159 and have not yet determined the impact on our consolidated financial statements.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

        Response to this item is included in “Item 2 — Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Market Risk” above.

Item 4.      Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), required by paragraph (b) of Rule 13a – 15 or Rule 15d – 15, as of March 31, 2007, have concluded that our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. We continue to enhance our internal control over financial reporting by adding resources in key functional areas with the goal of monitoring our operations at the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required under Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board. We discuss and disclose these matters to the audit committee of our board of directors and to our auditors. During the quarter ended March 31, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a – 15 or Rule 15d – 15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court’s decision of June 23, 2003 (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks’ declaratory judgment complaint, denying MathWorks’ claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks’ modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court’s denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. On November 22, 2006, the District Court lifted the stay. The case schedule has yet to be set in this action. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. In the fourth quarter of 2006, we accrued an additional $600,000 related to this contingency. We did not charge against this accrual during the first quarter of 2007. We have charged a total of $602,000 against this accrual through March 31, 2007.

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

        We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results.   We have established an operating budget for 2007. Our budget was established based on the estimated revenue from forecasted sales of our products which is based on economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. Our spending for the remainder of the year could exceed our budget due to a number of factors, including:

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

        In recent years, our revenues have been characterized by seasonality, with revenues typically being relatively constant in the second and third quarters, growing in the fourth quarter and declining from the fourth quarter of the year to the first quarter of the following year. This historical trend may be affected in the future by the economic impact of larger orders as well as the timing of new product introductions and/or acquisitions, if any. We believe the seasonality of our revenue results from the international mix of our revenue and the variability of the budgeting and purchasing cycles of our customers throughout each international region. In addition, total operating expenses have in the past tended to increase in each successive quarter and have fluctuated as a percentage of revenue based on the seasonality of our revenue.

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

        We Rely on Management Information Systems and any Disruption in Such Systems Would Adversely Affect Us.   We rely on two primary regional centers for our management information systems and on multiple systems in some branches not covered by our two regional centers. As with any information system, unforeseen issues may arise that could affect our ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that one or both of our two regional information systems could experience a complete or partial shutdown. If such a shutdown occurred, it could impact our product shipments and revenues, as order processing and product distribution are heavily dependent on the integrated management information systems in each region. Accordingly, our operating results in such periods would be adversely impacted. We are working to maintain reliable regional management information systems to control costs and improve our ability to deliver our products in our markets worldwide. No assurance can be given that our efforts will be successful. The failure to receive adequate, accurate and timely financial information could inhibit our ability to make effective and timely decisions.

        During the first quarter of 2007, we continued to devote resources to completing the consolidation of our Japanese business application suite with our European business application suite, to the implementation of systems to support the shipment of products from our manufacturing facility and warehouse in Hungary directly to customers worldwide, and to the continued development of our web offerings. There can be no assurance that we will not experience difficulties with these new systems. Difficulties with these new systems may interrupt our normal operations, including our ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. Any disruption occurring with these systems may have a material adverse effect on our operating results. During the remainder of 2007, we plan to continue to devote significant resources to the implementation of systems that support shipment of product from our manufacturing facility and warehouse in Hungary to our customers worldwide, scheduled for the third quarter of 2007, and to the continued development of our web offerings. Any failure to successfully implement these initiatives could have a material adverse effect on our operating results.

        We are Subject to Risks Associated with our Centralization of Inventory and Distribution.   We are devoting considerable resources to centralizing our distribution to one shipping point. Currently, shipments to our European customers are sourced from our warehouse facility in Debrecen, Hungary, while shipments to almost all customers outside of Europe are sourced from our warehouse in Austin, Texas. During the next six months we plan to devote significant resources to the development of systems and processes that support shipment of product from our manufacturing and warehouse facility in Hungary to customers worldwide. We currently plan to have these systems and processes implemented in the third quarter of 2007. Our planned centralization of inventory and distribution are subject to inherent risks, including:

o	burdens of complying with additional and/or more complex VAT and customs regulations;
o	loss of substantial quantity and value of goods during the initial inventory relocation process;
o	severe concentration of inventory increasing the impact associated with fire or other natural disasters to customer order fulfillment;
o	inability to completely consolidate inventory into a database that is accessible to our worldwide operations;
o	lack of complete visibility of centralized inventory due to multiple information systems; and
o	potential for month-end cut-off error due to time differences between our information systems.

        No assurance can be given that our efforts will be successful. Any difficulties with the centralization of distribution or delays in the implementation of the systems or processes to support this centralized distribution could result in interruption of our normal operation, including our ability to process orders and ship products to our customers. Any failure or delay in successfully centralizing our inventory in and distribution from our facility in Hungary could have a materially adverse effect on our operating results.

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

        In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, including those based in or from countries where practices which violate such United States laws may be customary, will not take actions in violation of our policies. Any violation of foreign or United States laws by our employees, contractors or agents, even if such violation is prohibited by our policies, could have a material adverse effect on our business. We must also comply with various import and export regulations. The application of these various regulations depends on the classification of our products which can change over time as such regulations are modified or interpreted. As a result, even if we are currently in compliance with applicable regulations, there can be no assurance that we will not have to incur additional costs or take additional compliance actions in the future. Failure to comply with these regulations could result in fines and/or termination of import and export privileges, which could have a material adverse effect on our operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by our international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Net of hedging results, the change in exchange rates had the effect of increasing our consolidated sales by 3% in the first quarter of 2007 compared to the first quarter of 2006. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing our operating expenses by $1.9 million for the quarter ended March 31, 2007 compared to the comparable prior year period. If the U.S. dollar weakens in the future, it could result in our having to reduce prices locally in order for our products to remain competitive in the local marketplace. If the U.S. dollar strengthens in the future, and we are unable to successfully raise our international selling prices, it could have a materially adverse effect on our operating results.

        A Substantial Majority of Our Manufacturing Capacity is Located in Hungary.   Our Hungarian manufacturing facility sources a substantial majority of our sales. Currently we are continuing to develop and implement information systems to support the operation of this facility. In the third quarter of 2007, we intend to implement systems and processes that support the direct shipment of product orders to our customers worldwide from our manufacturing facility in Hungary. In order to better insure timely shipment of products to our customers we will maintain the vast majority of our inventory at our Hungary manufacturing facility. In addition to being subject to the risks of maintaining such a concentrated global inventory, this facility and its operation are also subject to risks associated with doing business internationally, including:

o	difficulty in managing manufacturing operations in a foreign country;
o	difficulty in achieving or maintaining product quality;
o	interruption to transportation flows for deliver of components to us and finished goods to our customers, and
o	changes in the country's political or economical conditions.

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

        We received a substantial income tax benefit from the extraterritorial income exemption (“ETI”) under U.S. law. The ETI rules provided that a percentage of the profits from products and intangibles exported from the U.S. were exempt from U.S. tax. Effective December 31, 2006, this benefit is no longer available as the ETI was repealed by the American Jobs Creation Act of 2004. The repeal of the ETI will increase our future effective income tax rate, which could have a material adverse effect on our operating results. However, we believe that the effect of the repeal of the ETI will be offset by the effects of the expected increased benefit from the deduction for income from qualified domestic production activities and increased profits in certain foreign jurisdictions with reduced income tax rates.

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

        Compliance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.   As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our management’s certification of adequate disclosure controls and procedures as of March 31, 2007. Our most recent report on Form 10-K contained a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. Our most recent report on Form 10-K also contained an attestation and report by our auditors with respect to management’s assessment of the effectiveness of internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

        Our Business Depends on the Continued Service of Key Management and Technical Personnel.   Our success depends upon the continued contributions of our key management, sales, marketing, research and development and operational personnel, including Dr. Truchard, our Chairman and Chief Executive Officer, and other members of senior management and key technical personnel. We have no agreements providing for the employment of any of our key employees for any fixed term and our key employees may voluntarily terminate their employment with us at any time. The loss of the services of one or more of our key employees in the future could have a material adverse effect on our operating results. We also believe our future success will depend upon our ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, as well as training, motivating and supervising employees. As a result of the impact that the adoption of SFAS 123R in our first quarter of 2006 has had on our results of operations, we have changed our equity compensation program. We now grant fewer equity instruments and the type of equity instrument is restricted stock units rather than stock options, which may make it more difficult for us to attract or retain qualified management and technical personnel, which could have an adverse effect on our operating results. In addition, the recruiting environment for software engineering, sales and other technical professionals is very competitive. Competition for qualified software engineers is particularly intense and is likely to result in increased personnel costs. Our failure to attract or retain qualified software engineers could have an adverse effect on our operating results. We also recruit and employ foreign nationals to achieve our hiring goals primarily for engineering and software positions. There can be no guarantee that we will continue to be able to recruit foreign nationals at the current rate. There can be no assurance that we will be successful in retaining our existing key personnel or attracting and retaining additional key personnel. Failure to attract and retain a sufficient number of our key personnel could have a material adverse effect on our operating results.

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

ITEM 2.      ISSUER PURCHASES OF EQUITY SECURITIES

        The following table provides information as of March 31, 2007 with respect to the shares of common stock that we repurchased during the first quarter of 2007.

Period	Total number of shares	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program
January 1, 2007 to January 31, 2007	—	—	—	3,000,000
February 1, 2007 to February 28, 2007	1,056,926	$27.67	1,056,926	1,943,074
March 1, 2007 to March 31, 2007	—	—	—	1,943,074
Total	1,056,926	$27.67	1,056,926

        For the past several years, we have maintained various stock repurchase programs. In January 2007, our board of directors approved a new share repurchase plan that increased the aggregate number of shares of common stock that we are authorized to repurchase from 1.5 million to 3.0 million. There is no expiration date for this share repurchase program.

ITEM 5.      OTHER INFORMATION

        From time to time our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Jeffrey L. Kodosky and James J. Truchard have made periodic sales of our stock pursuant to such plans.

ITEM 6.      EXHIBITS

3.1(2)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(1)	Specimen of Common Stock certificate of the Company.
4.2(3)	Rights Agreement dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A.
10.1(1)	Form of Indemnification Agreement.
10.2(5)	1994 Incentive Plan, as amended.*
10.3(11)	1994 Employee Stock Purchase Plan.*
10.4(6)	Long-Term Incentive Program.*
10.5(7)	2005 Incentive Plan.*
10.6(8)	National Instruments Corporation Annual Incentive Program.*
10.7(9)	2006 Annual Incentive Program Goals and Awards for the Named Executive Officers.*
10.8(10)	Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.9(10)	Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.10(10)	Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.11(10)	Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company's Registration Statement of Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(2)	Incorporated by reference to the same-number exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(3)	Incorporated by reference to exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on January 28, 2004.
(4)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 8-K on April 27, 2004.
(5)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 10-Q on August 5, 2004.
(6)	Incorporated by reference to the same-numbered exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(7)	Incorporated by reference to exhibit A of the Company's Proxy Statement dated and filed on April 4, 2005.
(8)	Incorporated by reference to the exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on June 27, 2006.
(9)	Incorporated by reference to the exhibit 10.2 filed with the Company's Current Report on Form 8-K filed on June 27, 2006.
(10)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 10-Q on August 2, 2006.
(11)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 10-K on February 20, 2007.
*	Management Contract or Compensatory Plan or Arrangement

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INSTRUMENTS CORPORATION
Registrant
BY: /s/ Alex Davern
Alex Davern
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Dated: May 8, 2007