Form 10-Q
period 2007-06-30
NATIONAL INSTRUMENTS CORP /DE/
filed 2007-08-07
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2007 or

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [   ]  No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock - $0.01 par value	Outstanding at August 6, 2007 79,087,503

NATIONAL INSTRUMENTS CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2007	December 31, 2006
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$161,380	$100,287
Short-term investments	79,721	150,190
Accounts receivable, net	116,575	117,235
Inventories, net	75,452	77,138
Prepaid expenses and other current assets	20,479	11,393
Deferred income tax, net	19,913	20,851

Total current assets	473,520	477,094
Property and equipment, net	146,697	145,425
Goodwill, net	53,542	53,343
Intangible assets, net	43,532	40,065
Other long-term assets	6,605	5,293

Total assets	$723,896	$721,220

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$33,561	$32,001
Accrued compensation	22,436	20,912
Deferred revenue	27,861	22,208
Accrued expenses and other liabilities	8,885	12,871
Other taxes payable	12,005	11,527

Total current liabilities	104,748	99,519
Deferred income taxes	20,473	20,472
Other long-term liabilities	8,395	4,643

Total liabilities	133,616	124,634

Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 180,000,000 shares authorized; 78,988,711 and 79,883,837 shares issued and outstanding, respectively.	790	799
Additional paid-in capital	73,417	109,851
Retained earnings	512,073	483,437
Accumulated other comprehensive income	4,000	2,499

Total stockholders' equity	590,280	596,586

Total liabilities and stockholders' equity	$723,896	$721,220

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$179,497	$160,123	$351,139	$314,875
Cost of sales (1)	44,071	40,852	86,220	82,357

Gross profit	135,426	119,271	264,919	232,518

Operating expenses:
Sales and marketing (2)	65,278	57,580	128,858	113,980
Research and development (3)	30,525	27,397	59,761	55,379
General and administrative (4)	15,424	13,383	29,999	26,422

Total operating expenses	111,227	98,360	218,618	195,781

Operating income	24,199	20,911	46,301	36,737
Other income (expense):
Interest income	2,207	1,681	4,442	2,934
Net foreign exchange gain (loss)	341	149	530	(237)
Other income (expense), net	(46)	(82)	(151)	107

Income before income taxes	26,701	22,659	51,122	39,541
Provision for income taxes (5)	5,950	5,638	11,321	9,918

Net income	$20,751	$17,021	$39,801	$29,623

Basic earnings per share	$0.26	$0.21	$0.50	$0.37

Weighted average shares outstanding - basic	79,363	79,611	79,601	79,334

Diluted earnings per share	$0.26	$0.21	$0.49	$0.36

Weighted average shares outstanding - diluted	80,788	81,653	81,009	81,591

Dividends declared per share	$0.07	$0.06	$0.14	$0.12

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flow from operating activities:
Net income	$39,801	$29,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,208	17,930
Stock-based compensation	8,339	7,308
Provision for (benefit from) deferred income taxes	731	(481)
Tax benefit from stock option plans	(2,030)	(3,709)
Changes in operating assets and liabilities:
Accounts receivable	660	(7,770)
Inventories	1,686	(19,594)
Prepaid expenses and other assets	(9,755)	(4,966)
Accounts payable	1,560	3,398
Deferred revenue	5,653	2,722
Taxes and other liabilities	5,301	11,582

Net cash provided by operating activities	70,154	36,043

Cash flow from investing activities:
Capital expenditures	(11,713)	(6,451)
Capitalization of internally developed software	(6,013)	(4,016)
Additions to other intangibles	(4,355)	(949)
Purchases of short-term investments	(37,454)	(85,608)
Sales and maturities of short-term investments	107,923	48,968

Net cash provided by (used in) investing activities	48,388	(48,056)

Cash flow from financing activities:
Proceeds from issuance of common stock	19,642	16,596
Repurchase of common stock	(67,956)	—
Dividends paid	(11,165)	(9,490)
Tax benefit from stock option plans	2,030	3,709

Net cash provided by (used in) financing activities	(57,449)	10,815

Net change in cash and cash equivalents	61,093	(1,198)
Cash and cash equivalents at beginning of period	100,287	55,864

Cash and cash equivalents at end of period	$161,380	$54,666

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 included in our annual report on Form 10-K filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at June 30, 2007 and December 31, 2006, and the results of our operations for the three-month and six-month periods ended June 30, 2007 and 2006, and the cash flows for the six-month periods ended June 30, 2007 and 2006. Operating results for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three-month and six-month periods ended June 30, 2007 and 2006, respectively, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2007	2006	2007	2006
Weighted average shares outstanding-basic	79,363	79,611	79,601	79,334
Plus: Common share equivalents
Stock options, restricted stock units	1,425	2,042	1,408	2,257

Weighted average shares outstanding-diluted	80,788	81,653	81,009	81,591

Stock options to acquire 2,543,000 and 3,410,000 shares for the quarters ended June 30, 2007 and 2006, respectively, and 2,624,000 and 2,911,000 shares for the six months ended June 30, 2007 and 2006, respectively, were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

NOTE 3 – Inventories

Inventories, net consist of the following (in thousands):

	June 30, 2007	December 31, 2006
	(unaudited)

Raw materials	$36,581	$38,270
Work-in-process	2,476	4,321
Finished goods	36,395	34,547

	$75,452	$77,138

NOTE 4 – Intangibles

Intangibles at June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007 (unaudited)			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$63,584	$(46,076)	$17,508	$57,571	$(41,791)	$15,780
Acquired technology	20,862	(11,313)	9,549	20,814	(9,734)	11,080
Patents	13,779	(3,422)	10,357	12,928	(3,076)	9,852
Leasehold equipment and other	9,957	(3,839)	6,118	6,452	(3,099)	3,353

	$108,182	$(64,650)	$43,532	$97,765	$(57,700)	$40,065

Software development costs capitalized for the three months ended June 30, 2007 and 2006 were $3.6 million and $2.8 million, respectively, and related amortization was $2.1 million and $2.5 million, respectively. Software development costs capitalized for the six months ended June 30, 2007 and 2006 were $6.0 million and $4.0 million, respectively, and related amortization was $4.3 million and $5.0 million, respectively. Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the products estimated economic life, generally three years. Patents are amortized using the straight-line method over their estimated period of benefit, generally ten to seventeen years. Total intangible assets amortization expenses were $3.5 million and $3.7 million for the three months ended June 30, 2007 and 2006, respectively, and were $6.9 million and $7.5 million for the six months ended June 30, 2007 and 2006, respectively.

Acquired core technology and intangible assets are amortized over their useful lives, which range from three to eight years. Amortization expense for intangible assets acquired was approximately $800,000 and $800,000 for the three months ended June 30, 2007 and 2006, respectively, of which approximately $680,000 and $677,000 was recorded in cost of sales for the three months ended June 30, 2007 and 2006, respectively, and approximately $120,000 and $123,000 was recorded in operating expenses for the three months ended June 30, 2007 and 2006, respectively. The estimated amortization expense of intangible assets acquired for the current fiscal year and in future years will be recorded in the consolidated statements of income as follows (in thousands):

Fiscal Year	Cost of Sales	Acquisition related costs and amortization, net	Total
2007	$ 2,689	$ 450	$ 3,139
2008	2,532	412	2,944
2009	2,259	338	2,597
2010	1,725	177	1,902
Thereafter	1,166	271	1,437

Total	$10,371	$1,648	$12,019

NOTE 5 – Goodwill

The carrying amount of goodwill for 2007 is as follows:

Amount (in thousands)
Balance as of December 31, 2006	$53,343
Acquisitions/purchase accounting adjustments	—
Divestitures	—
Foreign currency translation impact	199

Balance as of June 30, 2007	$53,542

The excess purchase price over the fair value of assets acquired is recorded as goodwill. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Our annual impairment test was performed on April 6, 2007. No impairment of goodwill was identified. Goodwill is deductible for tax purposes.

NOTE 6 – Income Taxes

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") 48, Accounting for Uncertainty in Income Taxes - an interpretation of Statement of Financial Accounting Standards ("SFAS") 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We adopted FIN 48 on January 1, 2007, as required. The cumulative effect of adopting FIN 48 was $96,000, which was recorded as a reduction in beginning retained earnings upon adoption, as required. We recognized no material adjustment to the liability for unrecognized income tax benefits. We had $4.6 million of unrecognized tax benefits at January 1, 2007 and $6.0 million at June 30, 2007, all of which would affect our effective income tax rate if recognized. None of our unrecognized income tax benefits are expected to significantly decrease or increase within the next twelve months. Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2007, we have approximately $278,000 accrued for interest related to uncertain tax positions. The tax years 2000 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE 7 – Comprehensive Income

Our comprehensive income is comprised of net income, foreign currency translation gains and losses and unrealized gains and losses on forward contracts and securities available for sale. Comprehensive income for the three-month and six-month periods ended June 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2007	2006	2007	2006
Comprehensive income:
Net income	$20,751	$17,021	$39,801	$29,623
Foreign currency translation gains (losses)	893	3,098	1,339	3,782
Unrealized gains (losses) on derivative instruments	187	(627)	141	(646)
Unrealized gains (losses) on securities available for sale	63	(208)	19	(201)

Total comprehensive income	$21,894	$19,284	$41,300	$32,558

NOTE 8 – Stock-Based Compensation Plans

      Stock option plans

Our stockholders approved the 1994 Incentive Stock Option Plan (the “1994 Plan”) on May 9, 1994. At the time of approval, 9,112,500 shares of our common stock were reserved for issuance under this plan. In 1997, an additional 7,087,500 shares of our common stock were reserved for issuance under this plan, and an additional 750,000 shares were reserved for issuance under this plan in 2004. The 1994 Plan terminated in May 2005, except with respect to outstanding awards previously granted thereunder. Awards under the plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares vests over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but shares cannot accelerate to vest over a period of less than five years. Stock options must be exercised within ten years from date of grant. Stock options were issued at the market price at the grant date. As part of the requirements of SFAS 123R, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

Transactions under all stock option plans are summarized as follows:

	Number of shares under option	Weighted average Exercise price
Outstanding at December 31, 2006	6,914,673	$22.49
Exercised	(996,500)	$28.35
Canceled	(79,142)	$27.19
Granted	0	0

Outstanding at June 30, 2007	5,839,031	$23.97

The aggregate intrinsic value of stock options at exercise, represented in the table above, was $14.9 million for the six months ended June 30, 2007. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $14.8 million as June 30, 2007, related to approximately 1,166,000 shares with a per share weighted average fair value of $16.10. We anticipate this expense to be recognized over a weighted average period of approximately 3.6 years.

	Outstanding and Exercisable by Price Range As of June 30, 2007
	Options Outstanding			Options Exercisable
Range of Exercise prices	Number outstanding as of 06/30/2007	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of 06/30/2007	Weighted average exercise price
$ 11.3333 — $ 15.3055	1,207,230	1.38	$13.9645	1,193,873	$13.9598
$ 15.5555 — $ 21.0417	1,620,784	4.72	$20.6501	1,234,172	$20.6462
$ 21.2533 — $ 29.5400	762,024	6.27	$25.5534	536,587	$25.5900
$ 29.8500 — $ 31.2917	1,003,888	5.75	$30.0173	576,876	$30.1188
$ 32.0833 — $ 34.3750	1,245,105	3.94	$32.1465	1,131,760	$32.1454

$ 11.3333 — $ 34.3750	5,839,031	3.84	$23.9697	4,673,268	$23.4598

The weighted average remaining contractual life of options exercisable as of June 30, 2007 was 3.41 years. The aggregate intrinsic value of options outstanding as of June 30, 2007 was $50.2 million. The aggregate intrinsic value of options currently exercisable as of June 30, 2007 was $42.6 million. No options were granted in the six months ended June 30, 2007 as our incentive option plan terminated in May 2005.

      Restricted stock plan

Our stockholders approved the 2005 Incentive Plan ("2005 Plan") on May 10, 2005. At the time of approval, 2,700,000 shares of our common stock were reserved for issuance under this plan, as well as the number of shares which had been reserved, but not issued under the 1994 Plan (our stock option plan which terminated in May 2005), and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock units to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company's previous year's earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. Shares available for grant at June 30, 2007 were 3,112,204. As part of the requirements of SFAS 123R, we are required to estimate potential forfeitures of restricted stock units and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

Transactions under the restricted stock plan are summarized as follows:

	RSUs
	Number of RSUs	Weighted Average Grant Price
Balance at December 31, 2006	1,324,933	$26.77
Granted	726,030	27.28
Earned	(209,303)	27.85
Canceled	(34,128)	27.50

Balance at June 30, 2007	1,807,532	$26.44

Total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $48.3 million as of June 30, 2007, related to 1,807,532 shares with a per share weighted average fair value of $32.57. We anticipate this expense to be recognized over a weighted average period of approximately 7.0 years.

      Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the participation period. On December 21, 2005, our Compensation Committee amended the purchase periods to be quarterly beginning on November 1, February 1, May 1 and August 1 of each year. The initial period commenced on April 1, 2006 and ended on July 31, 2006. Employees may designate up to 15% of their compensation for the purchase of common stock. The aggregate number of shares of common stock reserved for future employee purchases was 3,546,627 shares at June 30, 2007. In May 2007, our shareholders approved an additional 3,000,000 shares to be reserved under this plan. The number of shares issued under this plan for the six month period ended June 30, 2007 was 276,682. The weighted average fair value of the employees’ purchase rights was 24.08 and was estimated using the Black-Scholes model with the following assumptions:

2007
Dividend expense yield	0.3%
Expected life	3 months
Expected volatility	26.8%
Risk-free interest rate	5.2%

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

The warranty reserve for the six-month periods ended June 30, 2007 and 2006, respectively, was as follows (in thousands):

	Six Months Ended June 30,
	(unaudited)
	2007	2006
Balance at the beginning of the period	$867	$915
Accruals for warranties issued during the period	784	825
Settlements made (in cash or in kind) during the period	(901)	(825)

Balance at the end of the period	$750	$915

As of June 30, 2007, we have outstanding guarantees for payment of foreign operating leases, customs and foreign grants totaling approximately $4.5 million.

As of June 30, 2007, we have non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7.0 million over the next twelve months.

NOTE 10 – Segment Information

While we sell our products to many different markets, management has chosen to organize the Company by geographic areas, and as a result has determined that we have one operating segment. Substantially all of the depreciation and amortization is recorded in the Americas. Net sales, operating income, identifiable assets, and interest income, classified by the major geographic areas in which we operate, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2007	2006	2007	2006
Net sales:
Americas:
Unaffiliated customer sales	$83,895	$78,312	$161,856	$153,204
Geographic transfers	30,303	37,851	60,033	61,809

	114,198	116,163	221,889	215,013

Europe:
Unaffiliated customer sales	56,117	47,090	108,028	92,475
Geographic transfers	47,761	38,413	76,597	76,632

	103,878	85,503	184,625	169,107

Asia Pacific:
Unaffiliated customer sales	39,485	34,721	81,255	69,196

Eliminations	(78,064)	(76,264)	(136,630)	(138,441)

	$179,497	$160,123	$351,139	$314,875

Operating income:
Americas	$20,229	$15,945	$36,910	$26,451
Europe	22,249	19,548	41,276	40,625
Asia Pacific	12,246	12,815	27,876	25,040
Unallocated:
Research and development expenses	(30,525)	(27,397)	(59,761)	(55,379)

	$24,199	$20,911	$46,301	$36,737

	Six Months Ended June 30,
	(unaudited)
	2007	2006
Interest income:
Americas	$2,647	$2,859
Europe	1,723	63
Asia Pacific	72	12

	$4,442	$2,934

	June 30, 2007	December 31, 2006
	(unaudited)
Identifiable assets:
Americas	$386,987	$476,027
Europe	267,943	188,388
Asia Pacific	68,966	56,805

	$723,896	$721,220

Total sales outside the United States for the quarter and six months ended June 30, 2007 were $103.7 million and $210.4 million, respectively, and for the quarter and six months ended June 30, 2006 were $89.6 million and $177.3 million, respectively.

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

An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court’s decision of June 23, 2003, (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks’ declaratory judgment complaint, denying MathWorks’ claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks’ modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court’s denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. On November 22, 2006, the District Court lifted the stay. The case schedule has yet to be set in this action. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. In the fourth quarter of 2006, we accrued an additional $600,000 related to this contingency. We charged approximately $9,000 against this accrual during the second quarter of 2007. We have charged a total of $611,000 against this accrual through June 30, 2007.

NOTE 13 – Subsequent Event

On July 26, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per common share, payable on September 4, 2007 to shareholders of record on August 13, 2007.

On July 26, 2007, our Board of Directors granted authorization for the repurchase of an additional 2,360,730 shares of our common stock under our share repurchase plan.

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

Overview

        National Instruments designs, develops, manufactures and markets instrumentation and automation software and hardware for general commercial, industrial and scientific applications. We offer hundreds of products used to create virtual instrumentation systems for measurement and automation. We have identified a large and diverse market for design, control and test applications. Our products are used in a variety of applications from research and development to production testing, monitoring and industrial control. We sell to a large number of customers in a wide variety of industries. No single customer accounted for more than 3% of our sales in the quarter or six months ended June 30, 2007 or in the years 2006, 2005 or 2004.

The key strategies that management focuses on in running our business are the following:

Expanding our broad customer base:

        We strive to increase our already broad customer base by serving a large market on many computer platforms, through a global marketing and distribution network. We also seek to acquire new technologies and expertise from time to time in order to open up new opportunities for our existing product portfolio. While we continue our efforts to expand our customer base, we are also benefitting from our efforts to increase order size from both new and existing customers.

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

        We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market and sell our products. We have sales offices in the United States and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 53% and 51% of our revenues in the three month periods ended June 30, 2007 and 2006, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign-currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. See Note 10 of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and identifiable assets.

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

Results of Operations

        The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales:
Americas	46.7%	48.9%	46.1%	48.6%
Europe	31.3	29.4	30.8	29.4
Asia Pacific	22.0	21.7	23.1	22.0

Consolidated net sales	100.0	100.0	100.0	100.0
Cost of sales	24.6	25.5	24.6	26.2

Gross profit	75.4	74.5	75.4	73.8

Operating expenses:
Sales and marketing	36.3	36.0	36.7	36.2
Research and development	17.0	17.0	17.0	17.5
General and administrative	8.6	8.4	8.5	8.4

Total operating expenses	61.9	61.4	62.2	62.1

Operating income	13.5	13.1	13.2	11.7
Other income (expense):
Interest income	1.2	1.0	1.2	0.9
Net foreign exchange gain (loss)	0.2	0.1	0.1	(0.1)
Other income (expense), net	—	(0.1)	—	—

Income before income taxes	14.9	14.1	14.5	12.5
Provision for income taxes	3.3	3.5	3.2	3.1

Net income	11.6%	10.6%	11.3%	9.4%

        Net Sales. Consolidated net sales increased by $19.4 million or 12% for the three months ended June 30, 2007 to $179.5 million from $160.1 million for the three months ended June 30, 2006, and increased $36.3 million or 12% to $351.1 million for the six months ended June 30, 2007 from $314.9 million for the comparable period in the prior year. The increases in sales for the three and six months ended June 30, 2007 were primarily attributable to the introduction of new and upgraded products, an increased market acceptance of our virtual instrumentation and graphical system design products, which constitute the vast majority of our product portfolio, in all regions and the strengthening of the euro. This increase in sales was offset slightly by the decrease in sales of our instrument control products. Sales in the Americas in the second quarter of 2007 increased 7% from the second quarter of 2006 and sales in the Americas for the six months ended June 30, 2007 increased 6% from the six months ended June 30, 2006.

        Sales outside of the Americas, as a percentage of consolidated sales for the quarter ended June 30, 2007, increased to 53.3% from 51.1% over the comparable 2006 period as a result of a stronger euro and faster sales growth outside of the Americas. Sales outside of the Americas, as a percentage of consolidated sales for the six months ended June 30, 2007, increased to 53.9% from 51.4% over the comparable 2006 period due to a stronger euro and faster sales growth outside of the Americas. Compared to the corresponding periods in 2006, the Company’s European sales increased by 19% to $56.1 million for the quarter ended June 30, 2007 and increased 17% to $108.0 million for the six months ended June 30, 2007. Sales in Asia Pacific increased by 14% to $39.5 million in the quarter ended June 30, 2007 compared to the same period in 2006 and increased 17% to $81.3 million for the six months ended June 30, 2007 compared to the same period in 2006. We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

        Almost all sales made by our direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. Between the second quarter of 2006 and the second quarter of 2007, net of hedging results, the change in exchange rates had the effect of increasing our consolidated sales by 3%, increasing European sales by 10% and increasing sales in Asia Pacific by 1%. For 2007 year-to-date sales, net of hedging results, the change in exchange rates had the effect of increasing our consolidated sales by 3%. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing operating expenses by $1.6 million, or 1.5%, for the quarter ended June 30, 2007 and by $3.5 million, or 1.6%, for the six months ended June 30, 2007 compared to the comparable prior year periods.

        Gross Profit. As a percentage of sales, gross profit increased to 75.4% for the second quarter of 2007 from 74.5% for the second quarter of 2006 and increased to 75.4% for the first six months of 2007 from 73.8% for the comparable period a year ago. The higher margin in the second quarter of 2007 compared to the 2006 period is attributable to favorable foreign exchange rates and the favorable impact of higher sales volume. The higher margin in the first six months of 2007 compared to the comparable prior year period is attributable to favorable foreign currency exchange rates, the favorable impact of higher sales volume and improved product margins resulting from both price increases and cost reductions on certain products. There can be no assurance that we will maintain our historical margins. We believe our current manufacturing capacity is adequate to meet current needs.

        Sales and Marketing. Sales and marketing expenses for the second quarter of 2007 increased to $65.3 million, a 13% increase, compared to the second quarter of 2006 and increased 13% to $128.9 million for the first six months of 2007 from the comparable 2006 period. The increases in sales and marketing expenses in the quarter and in the six months ended June 30, 2007 from the comparable prior year periods were attributable to increases in sales and marketing personnel costs due to the increase in sales and marketing personnel and the increase in variable compensation from higher sales volume. As a percentage of net sales, sales and marketing expenses were 36.3% and 36.0% for the three months ended June 30, 2007 and 2006, respectively, and 36.7% and 36.2% for the six months ended June 30, 2007 and 2006, respectively. We expect sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on recruiting, marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

        Research and Development. Research and development expenses increased to $30.5 million for the quarter ended June 30, 2007, an 11% increase, compared to $27.4 million for the three months ended June 30, 2006, and increased 8% to $59.8 million for the six months ended June 30, 2007 from the comparable 2006 period. The increases in research and development costs in the quarter and six-month periods ended June 30, 2007 versus the comparable prior year periods were primarily due to increases in personnel costs from the hiring of additional product development engineers. We plan to continue making a significant investment in research and development in order to remain competitive and support revenue growth.

        We capitalize software development costs in accordance with Statements of Financial Accounting Standards (“SFAS”) 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” We amortize such costs over the related product’s estimated economic useful life, generally three years, beginning when a product becomes available for general release. Software amortization expense included in cost of goods sold totaled $2.1 million and $2.5 million for the quarters ended June 30, 2007 and 2006, respectively, and $4.3 million and $5.0 million during the six months ended June 30, 2007 and 2006, respectively. Internally developed software costs capitalized were $3.6 million and $2.8 million for the quarters ended June 30, 2007 and 2006, respectively, and $6.0 million and $4.0 million for the first six months of 2007 and 2006, respectively.

        General and Administrative. General and administrative expenses increased to $15.4 million for the quarter ended June 30, 2007, a 15% increase, compared to $13.4 million for the three months ended June 30, 2006, and increased 14% to $30.0 million for the six months ended June 30, 2007 from the comparable 2006 period. As a percentage of net sales, general and administrative expenses increased to 8.6% for the quarter ended June 30, 2007 from 8.4% for the second quarter of 2006. During the first six months of 2007, general and administrative expenses increased as a percentage of sales to 8.5% from 8.4% for the comparable prior year period. The increases in general and administrative expenses for the quarter and six months ended June 30, 2007 from comparable prior year periods were primarily attributable to increases in personnel costs due to the increase in general and administrative personnel. We expect that general and administrative expenses in future periods will fluctuate in absolute amounts and as a percentage of revenue.

        Interest Income. Interest income in the second quarter of 2007 increased to $2.2 million from $1.7 million in the second quarter of 2006, and increased to $4.4 million for the first six months of 2007 from $2.9 million for the comparable 2006 period. The increases in interest income for the quarter and six months ended June 30, 2007 were due to higher yields on increased invested funds. The primary source of interest income is from the investment of our cash and short-term investments. Net cash provided by operating activities totaled $70.2 million and $36.0 million in the six month periods ended June 30, 2007 and 2006, respectively.

        Net Foreign Exchange Gain (Loss). We experienced net foreign exchange gains of $341,000 in the second quarter of 2007 compared to gains of $149,000 in the second quarter of 2006. Net foreign exchange gains of $530,000 were recognized for the first six months of 2007 compared to losses of $237,000 for the first six months of 2006. These results are attributable to movements between the U.S. dollar and the local currencies in countries in which our subsidiaries are located. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

        We utilize foreign currency forward contracts to hedge a majority of our foreign currency-denominated receivables in order to reduce our exposure to significant foreign currency fluctuations. We typically limit the duration of our “receivables” foreign currency forward contracts to approximately 90 days.

        We also utilize foreign currency forward contracts and foreign currency purchased option contracts in order to reduce our exposure to fluctuations in future foreign currency cash flows. We purchase these contracts for up to 100% of our forecasted cash flows in selected currencies (primarily the euro, yen and pound sterling) and limit the duration of these contracts to 40 months. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” As a result, our hedging activities only partially address our risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. We do not invest in contracts for speculative purposes. Our hedging strategy reduced our foreign exchange gains by $151,000 and $206,000 for the quarter and six months ended June 30, 2007, respectively, and reduced our foreign exchange gains by $736,000 and $1.1 million for the quarter and six months ended June 30, 2006, respectively.

        Provision for Income Taxes. Our provision for income taxes reflects an effective tax rate of 22% for the three and six months ended June 30, 2007 and 25% for the three and six months ended June 30, 2006. Our effective tax rate is lower than the U.S. federal statutory rate of 35% primarily as a result of the extraterritorial income exclusion, tax-exempt interest and reduced tax rates in certain foreign jurisdictions. The decreases in our tax rate for the three months and six months ended June 30, 2007, from the comparable prior year periods are due to increased profits in foreign jurisdictions with reduced income tax rates.

Liquidity and Capital Resources

        We currently finance our operations and capital expenditures through cash flow from operations. At June 30, 2007, we had working capital of approximately $368.8 million compared to $377.6 million at December 31, 2006. Net cash provided by operating activities for the six month periods ended June 30, 2007 and 2006 totaled $70.2 million and $36.0 million, respectively.

        Accounts receivable decreased to $116.6 million at June 30, 2007 from $117.2 million at December 31, 2006. Days sales outstanding remained flat at 59 at June 30, 2007 compared to June 30, 2006. Consolidated inventory balances decreased to $75.5 million at June 30, 2007 from $77.1 million at December 31, 2006. Inventory turns increased to 2.4 for the quarter ended June 30, 2007 from turns of 2.0 for the quarter ended June 30, 2006. Cash used in the first six months of 2007 for the purchase of property and equipment totaled $11.7 million, for the capitalization of internally developed software costs totaled $6.0 million, and for additions to other intangibles totaled $4.4 million. Cash used in the first six months of 2006 for the purchase of property and equipment totaled $6.5 million, for the capitalization of internally developed software costs totaled $4.0 million, and for additions to other intangibles totaled $949,000.

        Cash provided by the issuance of common stock totaled $19.6 million and $16.6 million for the first six months of 2007 and 2006, respectively. The issuance of common stock was to employees under our Employee Stock Purchase Plan, our 1994 Incentive Plan and our 2005 Incentive Plan. Cash used for the repurchase of common stock totaled $68.0 million and $0 for the first six months of 2007 and 2006, respectively. Cash used for the payment of dividends totaled $11.2 million and $9.5 million for the first six months of 2007 and 2006, respectively.

        We currently expect to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances and internally generated funds. As of each of June 30, 2007 and 2006, we had no debt outstanding. We believe that our cash flow from operations and existing cash balances and short-term investments will be sufficient to meet our cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months will depend on our profitability, our ability to manage working capital requirements and our rate of growth.

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

        Off-Balance Sheet Arrangements. We have no debt or off-balance sheet debt. As of June 30, 2007, we have contractual purchase commitments with various suppliers of general components and customized inventory components of approximately $7.0 million. As of June 30, 2007, we have outstanding guarantees for payment of customs and foreign grants totaling approximately $4.5 million. (See Note 9 of Notes to Consolidated Financial Statements). As of June 30, 2007, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Market Risk

        We are exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in foreign currency values and changes in the market value of our investments.

        Foreign Currency Hedging Activities. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option contracts and forward contracts to hedge our exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. We monitor our foreign exchange exposures regularly to ensure the overall effectiveness of our foreign currency hedge positions. However, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at June 30, 2007, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate fair market value of all of our instruments outstanding of approximately $4.8 million. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure.

        Short-term Investments. The fair value of our investments in marketable securities at June 30, 2007 was $79.7 million. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the full investment of available funds. We diversify our marketable securities portfolio by investing in multiple types of investment-grade securities. Our investment portfolio is primarily invested in securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on our investment portfolio and interest rates at June 30, 2007, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $400,000 in the fair value of our investment portfolio. Although changes in interest rates may affect the fair value of our investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

        Response to this item is included in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” above.

Item 4.      Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2007, have concluded that our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. We continue to enhance our internal control over financial reporting by adding resources in key functional areas with the goal of monitoring our operations at the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required under Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board. We discuss and disclose these matters to the audit committee of our board of directors and to our auditors. During the quarter ended June 30, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a-15 or Rule 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court’s decision of June 23, 2003, (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks’ declaratory judgment complaint, denying MathWorks’ claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks’ modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court’s denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. On November 22, 2006, the District Court lifted the stay. The case schedule has yet to be set in this action. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. In the fourth quarter of 2006, we accrued an additional $600,000 related to this contingency. We charged approximately $9,000 against this accrual during the second quarter of 2007. We have charged a total of $611,000 against this accrual through June 30, 2007.

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

        We Rely on Management Information Systems and any Disruptions in Our Systems Would Adversely Affect Us. We rely on two primary regional centers for our management information systems and on multiple systems in some branches not covered by our two regional centers. As with any information system, unforeseen issues may arise that could affect our ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that one or both of our two regional information systems could experience a complete or partial shutdown. If such a shutdown occurred, it could impact our product shipments and revenues, as order processing and product distribution are heavily dependent on the integrated management information systems in each region. Accordingly, our operating results in such periods would be adversely impacted. We are working to maintain reliable regional management information systems to control costs and improve our ability to deliver our products in our markets worldwide. No assurance can be given that our efforts will be successful. The failure to receive adequate, accurate and timely financial information could inhibit our ability to make effective and timely decisions.

        During the second quarter of 2007, we continued to devote resources to the implementation of systems to support the shipment of products from our manufacturing facility and warehouse in Hungary directly to customers worldwide, and to the continued development of our web offerings. There can be no assurance that we will not experience difficulties with these new systems. Difficulties with these new systems may interrupt our normal operations, including our ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. Any disruption occurring with these systems may have a material adverse effect on our operating results. During the remainder of 2007, we plan to continue to devote significant resources to the implementation of systems that support shipment of product from our manufacturing facility and warehouse in Hungary directly to our customers worldwide, and to the continued development of our web offerings. Any failure to successfully implement these initiatives could have a material adverse effect on our operating results.

        We are Subject to Risks Associated with Our Centralization of Inventory and Distribution. We are devoting considerable resources to centralizing our distribution to a limited number of shipping points. Currently, shipments to our European customers are sourced from our warehouse facility in Debrecen, Hungary. Shipments to almost all customers in the Americas were previously sourced from our warehouse in Austin, Texas. Since July 2007, this distribution operation has been transferred to Debrecen, Hungary. Shipments to most of our customers in Asia are currently managed out of local inventory managed by our branch operations in those countries. Our planned centralization of inventory and distribution to a limited number of shipping points is subject to inherent risks, including:

o	burdens of complying with additional and/or more complex VAT and customs regulations;
o	severe concentration of inventory increasing the impact associated with fire or other natural disasters to customer order fulfillment;
o	lack of complete visibility of centralized inventory due to multiple information systems; and
o	potential for month-end cut-off error due to time zone differences between our information systems.

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

In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, including those based in or from countries where practices which violate such United States laws may be customary, will not take actions in violation of our policies. Any violation of foreign or United States laws by our employees, contractors or agents, even if such violation is prohibited by our policies, could have a material adverse effect on our business. We must also comply with various import and export regulations. The application of these various regulations depends on the classification of our products which can change over time as such regulations are modified or interpreted. As a result, even if we are currently in compliance with applicable regulations, there can be no assurance that we will not have to incur additional costs or take additional compliance actions in the future. Failure to comply with these regulations could result in fines and/or termination of import and export privileges, which could have a material adverse effect on our operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by our international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Net of hedging results, the change in exchange rates had the effect of increasing our consolidated sales by 3% in the second quarter of 2007 compared to the second quarter of 2006. Since most of our international operating expenses are also incurred in local currencies, the change in exchanges rates had the effect of increasing our operating expenses by $1.6 million for the quarter ended June 30, 2007 compared to the comparable prior year period. If the U.S. dollar weakens in the future, it could result in our having to reduce prices locally in order for our products to remain competitive in the local marketplace. If the U.S. dollar strengthens in the future, and we are unable to successfully raise our international selling prices, it could have a material adverse effect on our operating results.

        A Substantial Majority of Our Manufacturing Capacity is Located in Hungary. Our Hungarian manufacturing facility sources a substantial majority of our sales. Currently we are continuing to develop and implement information systems to support the operation of this facility. In the third quarter of 2007, we intend to continue to implement systems and processes that support the direct shipment of product orders to our customers worldwide from our manufacturing facility in Hungary. In order to better insure timely shipment of products to our customers we will maintain the vast majority of our inventory at our Hungary manufacturing facility. In addition to being subject to the risks of maintaining such a concentrated global inventory, this facility and its operation are also subject to risks associated with doing business internationally, including:

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

        We received a substantial income tax benefit from the extraterritorial income exemption (“ETI”) under U.S. law. The ETI rules provided that a percentage of the profits from products and intangibles exported from the U.S. were exempt from U.S. tax. Effective December 31, 2006, this benefit is no longer available as the ETI was repealed by the American Jobs Creation Act of 2004. The repeal of the ETI has increased our effective income tax rate, which has had a material adverse effect on our operating results. However, the effect of the repeal of the ETI has been offset by the effects of the increased benefit from the deduction for income from qualified domestic production activities and increased profits in certain foreign jurisdictions with reduced income tax rates.

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

        Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging. As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our management’s certification of adequate disclosure controls and procedures as of June 30, 2007. Our most recent report on Form 10-K contained a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. Our most recent report on Form 10-K also contained an attestation and report by our auditors with respect to management’s assessment of the effectiveness of internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table provides information as of June 30, 2007 with respect to the shares of common stock that we repurchased during the second quarter of 2007.

Period	Total number of shares	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program
April 1, 2007 to April 30, 2007	—	—	—	1,943,074
May 1, 2007 to May 31, 2007	1,303,804	$29.69	1,303,804	639,270
June 1, 2007 to June 30, 2007	—	—	—	639,270

Total	1,303,804	$29.69	1,303,804

        For the past several years, we have maintained various stock repurchase programs. In July 2007, our board of directors approved a new share repurchase plan that increases the aggregate number of shares of common stock that we are authorized to repurchase from 639,270 to 3 million shares. Our repurchase plan has no expiration date.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our annual meeting of stockholders was held on May 8, 2007.
(b)	The following directors were elected at the meeting to serve a term of three years:
James J. Truchard Charles J. Roesslein
The following directors are continuing to serve their terms:
Ben G. Streetman R. Gary Daniels Duy-Loan T. Le Jeffrey L. Kodosky Donald M. Carlton
(c)	The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

	For	Abstain
(1) Election of directors:
James J. Truchard	77,054,240	445,512
Charles J. Roesslein	76,699,470	800,282

(d)	To increase the number of shares reserved under our 1994 Employee Stock Purchase Plan by 3,000,000 shares:
For	Against	Abstain
64,482,080	1,922,703	31,817

ITEM 5.      OTHER INFORMATION

        From time to time our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Jeffrey L. Kodosky and James J. Truchard have made periodic sales of our stock pursuant to such plans.

ITEM 6.      EXHIBITS

3.1(2)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(1)	Specimen of Common Stock certificate of the Company.
4.2(3)	Rights Agreement dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A.
10.1(1)	Form of Indemnification Agreement.
10.2(5)	1994 Incentive Plan, as amended.*
10.3(11)	1994 Employee Stock Purchase Plan, as amended.*
10.4(6)	Long-Term Incentive Program.*
10.5(7)	2005 Incentive Plan.*
10.6(8)	National Instruments Corporation's Annual Incentive Program.*
10.7(9)	2007 Annual Incentive Program Goals and Awards for the Named Executive Officers.*
10.8(10)	Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.9(10)	Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.10(10)	Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.11(10)	Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(3)	Incorporated by reference to exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on January 28, 2004.
(4)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 8-K on April 27, 2004.
(5)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 10-Q on August 5, 2004.
(6)	Incorporated by reference to the same-numbered exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(7)	Incorporated by reference to exhibit A of the Company's Proxy Statement dated and filed on April 4, 2005.
(8)	Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on June 27, 2006.
(9)	Incorporated by reference to exhibit 99.1 filed with the Company's Current Report on Form 8-K filed on March 27, 2007.
(10)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 10-Q on August 2, 2006.
(11)	Incorporated by reference to Appendix A of the Company's Proxy Statement dated and filed on April 2, 2007.
*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INSTRUMENTS CORPORATION
Registrant
BY: /s/ Alex Davern
Alex Davern
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Dated: August 7, 2007