Form 10-Q
period 2007-09-30
NATIONAL INSTRUMENTS CORP /DE/
filed 2007-11-09
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2007 or

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [   ]  No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock - $0.01 par value	Outstanding at November 8, 2007 79,605,323

NATIONAL INSTRUMENTS CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2007	December 31, 2006

Assets	(unaudited)
Current assets:
Cash and cash equivalents	$183,471	$100,287
Short-term investments	92,628	150,190
Accounts receivable, net	121,291	117,235
Inventories, net	77,313	77,138
Prepaid expenses and other current assets	25,846	11,393
Deferred income tax, net	20,922	20,851

Total current assets	521,471	477,094
Property and equipment, net	148,702	145,425
Goodwill, net	53,970	53,343
Intangible assets, net	42,200	40,065
Other long-term assets	7,047	5,293

Total assets	$773,390	$721,220

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$39,875	$32,001
Accrued compensation	25,881	20,912
Deferred revenue	29,982	22,208
Accrued expenses and other liabilities	11,318	12,871
Other taxes payable	15,907	11,527

Total current liabilities	122,963	99,519
Deferred income taxes	20,473	20,472
Other long-term liabilities	9,314	4,643

Total liabilities	152,750	124,634

Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized;none issued and outstanding	—	—
Common Stock: par value $0.01; 180,000,000 shares authorized; 79,362,327 and 79,883,837 shares issuedand outstanding, respectively	794	799
Additional paid-in capital	86,734	109,851
Retained earnings	525,686	483,437
Accumulated other comprehensive income	7,426	2,499

Total stockholders' equity	620,640	596,586

Total liabilities and stockholders' equity	$773,390	$721,220

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$184,426	$164,079	$535,565	$478,954
Cost of sales	46,219	42,431	132,439	124,788

Gross profit	138,207	121,648	403,126	354,166

Operating expenses:
Sales and marketing	66,116	58,479	194,974	172,459
Research and development	31,891	27,742	91,652	83,121
General and administrative	15,644	13,060	45,643	39,482

Total operating expenses	113,651	99,281	332,269	295,062

Operating income	24,556	22,367	70,857	59,104
Other income (expense):
Interest income	2,613	1,964	7,056	4,898
Net foreign exchange gain	98	432	628	195
Other income (expense), net	14	(29)	(138)	78

Income before income taxes	27,281	24,734	78,403	64,275
Provision for income taxes	5,741	6,083	17,063	16,001

Net income	$21,540	$18,651	$61,340	$48,274

Basic earnings per share	$0.27	$0.23	$0.77	$0.61

Weighted average shares outstanding-basic	79,226	79,637	79,471	79,436

Diluted earnings per share	$0.27	$0.23	$0.76	$0.59

Weighted average shares outstanding-diluted	80,874	81,274	80,986	81,504

Dividends declared per share	$0.10	$0.06	$0.24	$0.18

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flow from operating activities:
Net income	$61,340	$48,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,964	25,263
Stock-based compensation	13,051	10,773
(Benefit from) deferred income taxes	(360)	(934)
Tax benefit from stock option plans	(2,391)	(3,025)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,056)	(7,596)
Inventories	(175)	(16,688)
Prepaid expenses and other assets	(14,186)	(2,966)
Accounts payable	7,874	(32)
Deferred revenue	7,774	3,072
Taxes and other liabilities	16,797	15,245

Net cash provided by operating activities	113,632	71,386

Cash flow from investing activities:
Capital expenditures	(18,109)	(10,841)
Capitalization of internally developed software	(7,736)	(6,276)
Additions to other intangibles	(4,962)	(1,726)
Purchases of short-term investments	(62,968)	(157,746)
Sales and maturities of short-term investments	120,530	107,642

Net cash provided by (used in) investing activities	26,755	(68,947)

Cash flow from financing activities:
Proceeds from issuance of common stock	27,454	22,835
Repurchase of common stock	(67,957)	(16,519)
Dividends paid	(19,091)	(14,267)
Tax benefit from stock option plans	2,391	3,025

Net cash used in financing activities	(57,203)	(4,926)

Changes in cash and cash equivalents	83,184	(2,487)
Cash and cash equivalents at beginning of period	100,287	55,864

Cash and cash equivalents at end of period	$183,471	$53,377

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006, included in our annual report on Form 10-K filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at September 30, 2007 and December 31, 2006, and the results of our operations for the three-month and nine-month periods ended September 30, 2007 and 2006, and the cash flows for the nine-month periods ended September 30, 2007 and 2006. Operating results for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three-month and nine-month periods ended September 30, 2007 and 2006, respectively, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2007	2006	2007	2006
Weighted average shares outstanding-basic	79,226	79,637	79,471	79,436
Plus: Common share equivalents
Stock options, restricted stock units	1,648	1,637	1,515	2,068

Weighted average shares outstanding-diluted	80,874	81,274	80,986	81,504

Stock options to acquire 1,198,000 and 4,001,000 shares for the three months ended September 30, 2007 and 2006, respectively, and 2,450,000 and 3,276,000 shares for the nine months ended September 30, 2007 and 2006, respectively, were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

NOTE 3 – Inventories

Inventories, net consist of the following (in thousands):

	September 30, 2007	December 31, 2006
	(unaudited)

Raw materials	$38,001	$38,270
Work-in-process	3,199	4,321
Finished goods	36,113	34,547

	$77,313	$77,138

NOTE 4 – Intangibles

Intangibles at September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007			December 31, 2006
	(unaudited)

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$65,306	$(48,284)	$17,022	$57,571	$(41,791)	$15,780
Acquired technology	20,966	(12,179)	8,787	20,814	(9,734)	11,080
Patents	14,180	(3,608)	10,572	12,928	(3,076)	9,852
Other	10,089	(4,270)	5,819	6,452	(3,099)	3,353

	$110,541	$(68,341)	$42,200	$97,765	$(57,700)	$40,065

Software development costs capitalized for the three months ended September 30, 2007 and 2006 were $1.7 million and $2.3 million, respectively, and related amortization was $2.2 million and $2.0 million, respectively. Software development costs capitalized for the nine months ended September 30, 2007 and 2006 were $7.7 million and $6.3 million, respectively, and related amortization was $6.5 million and $7.1 million, respectively. Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the products estimated economic life, generally three years. Patents are amortized using the straight-line method over their estimated period of benefit, generally ten to seventeen years. Total intangible assets amortization expenses were $3.6 million and $3.2 million for the three months ended September 30, 2007 and 2006, respectively, and were $10.5 million and $10.7 million for the nine months ended September 30, 2007 and 2006, respectively.

Acquired core technology and intangible assets are amortized over their useful lives, which range from three to eight years. Amortization expense for intangible assets acquired was approximately $798,000 and $805,000 for the three months ended September 30, 2007 and 2006, respectively, of which approximately $678,000 and $682,000 was recorded in cost of sales for the three months ended September 30, 2007 and 2006, respectively, and approximately $120,000 and $123,000 was recorded in operating expenses for the three months ended September 30, 2007 and 2006, respectively. The estimated amortization expense of intangible assets acquired for the current fiscal year and in future years will be recorded in the consolidated statements of income as follows (in thousands):

Fiscal Year	Cost of Sales	Acquisition related costs and amortization, net	Total

2007	$2,689	$450	$3,139
2008	2,532	412	2,944
2009	2,259	338	2,597
2010	1,725	177	1,902
Thereafter	1,166	271	1,437

Total	$10,371	$1,648	$12,019

NOTE 5 – Goodwill

The carrying amount of goodwill for 2007 is as follows:

Amount (in thousands)

Balance as of December 31, 2006	$53,343
Acquisitions/purchase accounting adjustments	—
Divestitures	—
Foreign currency translation impact	627

Balance as of September 30, 2007	$53,970

The excess purchase price over the fair value of assets acquired is recorded as goodwill. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Our annual impairment test was performed on February 28, 2007. No impairment of goodwill was identified. Goodwill is deductible for tax purposes.

NOTE 6 – Income Taxes

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") 48, Accounting for Uncertainty in Income Taxes - an interpretation of Statement of Financial Accounting Standards ("SFAS") 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We adopted FIN 48 on January 1, 2007, as required. The cumulative effect of adopting FIN 48 was $96,000, which was recorded as a reduction in beginning retained earnings upon adoption, as required. We recognized no material adjustment to the liability for unrecognized income tax benefits. We had $4.6 million of unrecognized tax benefits at January 1, 2007 and $6.8 million at September 30, 2007, all of which would affect our effective income tax rate if recognized. None of our unrecognized income tax benefits are expected to significantly decrease or increase within the next twelve months. Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2007, we have approximately $343,000 accrued for interest related to uncertain tax positions. The tax years 2000 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE 7 – Comprehensive Income

Our comprehensive income is comprised of net income, foreign currency translation and unrealized gains and losses on forward and option contracts and securities available for sale. Comprehensive income for the three-month and nine-month periods ended September 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2007	2006	2007	2006
Comprehensive income:
Net income	$21,540	$18,651	$61,340	$48,274
Foreign currency translation gains (losses)	3,557	(346)	4,896	3,436
Unrealized gains (losses) on derivative instruments	(331)	355	(190)	(291)
Unrealized gains (losses) on securities available for sale	200	207	219	6

Total comprehensive income	$24,966	$18,867	$66,265	$51,425

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

Transactions under all stock option plans are summarized as follows:

	Number of shares under option	Weighted average Exercise price

Outstanding at December 31, 2006	6,914,673	$22.49
Exercised	(1,228,843)	29.17
Canceled	(99,542)	27.39
Granted	0	0

Outstanding at September 30, 2007	5,586,288	$24.16

The aggregate intrinsic value of stock options at exercise, represented in the table above, was $18.0 million for the nine months ended September 30, 2007. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $13.1 million as of September 30, 2007, related to approximately 1,040,000 shares with a per share weighted average fair value of $16.15. We anticipate this expense to be recognized over a weighted average period of approximately 3.5 years.

	Outstanding and Exercisable by Price Range As of September 30, 2007
	Options Outstanding			Options Exercisable
Range of Exercise prices	Number outstanding as of 09/30/2007	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of 09/30/2007	Weighted average exercise price
$ 11.3333 — $ 20.8333	1,509,625	2.15	$15.5373	1,378,144	$15.1658
$ 21.0417 — $ 27.9467	1,756,286	4.15	$22.3955	1,370,566	$22.3900
$ 28.3933 — $ 29.8500	929,396	6.47	$29.7693	515,676	$29.7563
$ 30.5100 — $ 32.0833	1,334,014	2.64	$31.9308	1,235,879	$31.9400
$ 32.4700 — $ 34.3750	56,967	4.52	$33.3877	46,572	$33.5239

$ 11.3333 — $ 34.3750	5,586,288	3.64	$24.1581	4,546,837	$23.7456

The weighted average remaining contractual life of options exercisable as of September 30, 2007 was 3.25 years. The aggregate intrinsic value of options outstanding as of September 30, 2007 was $56.8 million. The aggregate intrinsic value of options currently exercisable as of September 30, 2007 was $48.1 million. No options were granted in the nine months ended September 30, 2007 as our incentive option plan terminated in May 2005.

      Restricted stock plan

Our stockholders approved the 2005 Incentive Plan on May 10, 2005. At the time of approval, 2,700,000 shares of our common stock were reserved for issuance under this plan, as well as the number of shares which had been reserved, but not issued under the 1994 Plan (our stock option plan which terminated in May 2005), and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock units to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. Shares available for grant at September 30, 2007 were 3,094,735. As part of the requirements of SFAS 123R, we are required to estimate potential forfeitures of restricted stock units and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

Transactions under the restricted stock plan are summarized as follows:

	RSUs
	Number of RSUs	Weighted Average Grant Price

Balance at December 31, 2006	1,324,933	$26.77
Granted	767,655	27.62
Vested	(209,303)	27.85
Canceled	(58,284)	27.57

Balance at September 30, 2007	1,825,001	$26.73

Total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $46.0 million as of September 30, 2007, related to 1,825,001 shares with a per share fair value of $34.33. We anticipate this expense to be recognized over a weighted average period of approximately 6.7 years.

      Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the participation period. On December 21, 2005, our Compensation Committee amended the periods to be quarterly beginning on November 1, February 1, May 1 and August 1 of each year. The initial period commenced on April 1, 2006 and ended on July 31, 2006. Employees may designate up to 15% of their compensation for the purchase of common stock. The aggregate number of shares of common stock reserved for future employee purchases was 3,402,738 shares at September 30, 2007. In May 2007, our shareholders approved an additional 3,000,000 shares to be reserved under this plan. The number of shares issued under this plan for the nine month period ended September 30, 2007 was 420,571. The weighted average fair value of the employees’ purchase rights was $23.94 and was estimated using the Black-Scholes model with the following assumptions:

2007

Dividend expense yield	0.2%
Expected life	3 months
Expected volatility	23.9%
Risk-free interest rate	5.1%

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

NOTE 9 – Commitments and Contingencies

We offer a one-year limited warranty on most hardware products, which is included in the sales price of many of our products. Provision is made for estimated future warranty costs at the time of sale pursuant to SFAS 5, Accounting for Contingencies, for the estimated costs that may be incurred under the basic limited warranty. Our estimate is based on historical experience and product sales during this period.

The warranty reserve for the nine-month periods ended September 30, 2007 and 2006, respectively, was as follows (in thousands):

	Nine Months Ended September 30,
	(unaudited)
	2007	2006

Balance at the beginning of the period	$867	$915
Accruals for warranties issued during the period	1,206	1,190
Settlements made (in cash or in kind) during the period	(1,323)	(1,190)

Balance at the end of the period	$750	$915

As of September 30, 2007, we have outstanding guarantees for payment of foreign operating leases, customs and foreign grants totaling approximately $4.3 million.

As of September 30, 2007, we have non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $6.8 million over the next twelve months.

NOTE 10 – Segment Information

While we sell our products to many different markets, management has chosen to organize the Company by geographic areas, and as a result has determined that we have one operating segment. Substantially all of the depreciation and amortization is recorded in the Americas. Net sales, operating income, identifiable assets and interest income ,classified by the major geographic areas in which we operate, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2007	2006	2007	2006

Net sales:
Americas:
Unaffiliated customer sales	$86,271	$80,637	$248,127	$233,841
Geographic transfers	25,033	30,833	85,066	92,642

	$111,304	$111,470	$333,193	$326,483

Europe:
Unaffiliated customer sales	$52,041	$43,488	$160,070	$135,963
Geographic transfers	41,184	36,914	117,781	113,546

	$93,225	$80,402	$277,851	$249,509

Asia Pacific:
Unaffiliated customer sales	$46,114	$39,954	$127,368	$109,150

Eliminations	(66,217)	(67,747)	(202,847)	(206,188)

	$184,426	$164,079	$535,565	$478,954

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2007	2006	2007	2006

Operating income:
Americas	$20,129	$18,339	$57,039	$49,041
Europe	19,847	15,956	61,124	52,330
Asia Pacific	16,471	15,814	44,346	40,854
Unallocated:
Research and development expenses	(31,891)	(27,742)	(91,652)	(83,121)

	$24,556	$22,367	$70,857	$59,104

	Nine Months Ended September 30,
	(unaudited)
	2007	2006

Interest income:
Americas	$3,854	$4,761
Europe	3,071	110
Asia Pacific	131	27

	$7,056	$4,898

	September 30, 2007	December 31, 2006
	(unaudited)

Identifiable assets:
Americas	$412,633	$476,027
Europe	281,693	188,388
Asia Pacific	79,064	56,805

	$773,390	$721,220

Total sales outside the United States for the three months and nine months ended September 30, 2007 were $106.4 million and $316.8 million, respectively, and for the three months and nine months ended September 30, 2006 were $90.1 million and $267.4 million, respectively.

NOTE 11 – Recent Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of Statement of Financial Accounting Standards (“SFAS”) 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007, as required. The adoption of FIN 48 did not have a significant impact on our financial position or results of operations. (See Note 6 of Notes to Consolidated Financial Statements).

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement 115.” This standard permits an entity to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This statement is effective for fiscal years beginning after November 15, 2007. We will be required to adopt SFAS 159 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS 159 and have not yet determined the impact on our consolidated financial statements.

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

An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court’s decision of June 23, 2003, (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks’ declaratory judgment complaint, denying MathWorks’ claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks’ modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court’s denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. On November 22, 2006, the District Court lifted the stay. The case schedule has yet to be set in this action. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. In the fourth quarter of 2006, we accrued an additional $600,000 related to this contingency. There were not any charges against this accrual during the third quarter of 2007. We have charged a total of $611,000 against this accrual through September 30, 2007.

NOTE 13 – Subsequent Event

On October 24, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per common share, payable on December 3, 2007 to shareholders of record on November 12, 2007.

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

Overview

        National Instruments designs, develops, manufactures and markets instrumentation and automation software and hardware for general commercial, industrial and scientific applications. We offer hundreds of products used to create virtual instrumentation systems for measurement and automation. We have identified a large and diverse market for design, control and test applications. Our products are used in a variety of applications from research and development to production testing, monitoring and industrial control. We sell to a large number of customers in a wide variety of industries. No single customer accounted for more than 4% and 3% of our sales in the three and nine months ended September 30, 2007, respectively, or 3% of our sales in the years 2006, 2005 or 2004.

The key strategies that our management focuses on in running the business are the following:

Expanding our broad customer base:

        We strive to increase our already broad customer base by serving a large market on many computer platforms, through a global marketing and distribution network. We also seek to acquire new technologies and expertise from time to time in order to open new opportunities for our existing product portfolio. While we continue our efforts to expand our customer base, we are also benefiting from our efforts to increase order size from both new and existing customers.

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

        We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the United States and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 53% and 51% of our revenues in the three month periods ended September 30, 2007 and 2006, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign-currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. See Note 10 of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income, and identifiable assets.

        We manufacture the majority of our products at our facility in Debrecen, Hungary. Additional production primarily of low volume or newly introduced products is done in Austin, Texas. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. We manufacture most of the electronic circuit card assemblies, modules and chassis in-house, although subcontractors are used from time to time. Some chassis are produced by subcontractors in Asia. We manufacture some of our electronic cable assemblies in-house, but many assemblies are produced by subcontractors. We primarily subcontract our software duplication, our technical manuals, and product support documentation.

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

Results of Operations

        The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net sales:
Americas	46.8%	49.1%	46.3%	48.8%
Europe	28.2	26.5	29.9	28.4
Asia Pacific	25.0	24.4	23.8	22.8

Consolidated net sales	100.0	100.0	100.0	100.0
Cost of sales	25.1	25.9	24.7	26.1

Gross profit	74.9	74.1	75.3	73.9

Operating expenses:
Sales and marketing	35.8	35.6	36.4	36.0
Research and development	17.3	16.9	17.1	17.4
General and administrative	8.5	8.0	8.5	8.2

Total operating expenses	61.6	60.5	62.0	61.6

Operating income	13.3	13.6	13.2	12.3
Other income (expense):
Interest income	1.4	1.2	1.3	1.1
Net foreign exchange gain	0.1	0.3	0.1	0.0
Other income, net	0.0	0.0	0.0	0.0

Income before income taxes	14.8	15.1	14.6	13.4
Provision for income taxes	3.1	3.7	3.2	3.3

Net income	11.7%	11.4%	11.4%	10.1%

        Net Sales.  Consolidated net sales increased by $20.3 million or 12.4% for the three months ended September 30, 2007 to $184.4 million from $164.1 million for the three months ended September 30, 2006, and increased $56.6 million or 11.8% to $535.6 million for the nine months ended September 30, 2007 from $479.0 million for the comparable period in the prior year. The increases in sales for the three and nine months ended September 30, 2007 were primarily attributable to the introduction of new and upgraded products, an increased market acceptance of our virtual instrumentation and graphical system design products, which constitutes the vast majority of our product portfolios, in all regions and the strengthening of the euro. This increase in sales was offset slightly by the decrease in sales of our instrument control products. Sales in the Americas in the third quarter of 2007 increased by 7% from the third quarter of 2006 and sales in the Americas for the nine months ended September 30, 2007 increased by 6% from the nine months ended September 30, 2006.

        Sales outside of the Americas, as a percentage of consolidated sales for the quarter ended September 30, 2007, increased to 53.2% from 50.9% over the comparable 2006 period as a result of a stronger euro and faster sales growth outside of the Americas. Sales outside of the Americas as a percentage of consolidated sales for the nine months ended September 30, 2007 increased to 53.7% from 51.2% over the comparable 2006 period due to a stronger euro and faster sales growth outside of the Americas. Compared to the corresponding periods in 2006, our European sales increased by 20% to $52.0 million for the three months ended September 30, 2007 and increased by 18% to $160.0 million for the nine months ended September 30, 2007. Sales in Asia Pacific increased by 15% to $46.1 million for the three months ended September 30, 2007 compared to the same period in 2006 and increased 17% to $127.4 million for the nine months ended September 30, 2007 compared to the same period in 2006. We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

        Almost all sales made by our direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. Between the third quarter of 2006 and the third quarter of 2007, net of hedging results, the change in exchange rates had the effect of increasing our consolidated sales by 2.3%; increasing European sales by 6.5% and increasing sales in Asia Pacific by 1.3%. For 2007 year-to-date sales, net of hedging results, the change in exchange rates had the effect of increasing our consolidated sales by 3%. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing operating expenses by $1.5 million, or 1.4%, for the three months ended September 30, 2007 and increasing operating expenses by $5.1 million, or 1.6%, for the nine months ended September 30, 2007 compared to the comparable prior year periods.

        Gross Profit.  As a percentage of sales, gross profit increased to 74.9% for the third quarter of 2007 from 74.1% for the third quarter of 2006 and increased to 75.3% for the first nine months of 2007 from 73.9% for the comparable period a year ago. The higher margin in the third quarter of 2007 compared to the 2006 period is attributable to the net impact of favorable foreign currency exchange rates, the favorable impact of higher sales volume, as well as improved product margins resulting from both price increases and cost reductions on certain products, offset by the unfavorable impact of increased stock-based compensation, and the unfavorable impact of costs incurred to transition our Austin, Texas distribution activities to Hungary. The higher margin in the first nine months of 2007 compared to the comparable prior year period is attributable to favorable foreign currency exchange rates, the favorable impact of higher sales volume and improved product margins resulting from both price increases and cost reductions on certain products offset by the unfavorable impact of increased stock-based compensation. There can be no assurance that we will maintain our historical margins. We believe our current manufacturing capacity is adequate to meet current needs.

        Sales and Marketing.  Sales and marketing expenses for the third quarter of 2007 increased to $66.1 million, a 13.1% increase, compared to the third quarter of 2006 and increased 13.1% to $195.0 million for the first nine months of 2007 from the comparable 2006 period. The increases in sales and marketing expenses in the three months and in the nine months ended September 30, 2007 from the comparable prior year periods were attributable to increases in sales and marketing personnel costs due to the increase in sales and marketing personnel as well as increases in stock-based compensation and the increase in variable compensation from higher sales volume. As a percentage of net sales, sales and marketing expenses were 35.8% and 35.6% for the three months ended September 30, 2007 and 2006, respectively, and 36.4% and 36.0% for the nine months ended September 30, 2007 and 2006, respectively. We expect sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on recruiting, marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

        Research and Development.  Research and development expenses increased to $31.9 million for the three months ended September 30, 2007, a 15.0% increase, compared to $27.7 million for the three months ended September 30, 2006, and increased 10.3% to $91.7 million for the nine months ended September 30, 2007 from the comparable 2006 period. The increases in research and development costs in the three months and nine month periods ended September 30, 2007 compared to the comparable prior year periods were primarily due to increases in personnel costs from the hiring of additional product development engineers as well as increases in stock-based compensation. We plan to continue making a significant investment in research and development in order to remain competitive and support revenue growth.

        We capitalize software development costs in accordance with Statements of Financial Accounting Standards (“SFAS”) 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” We amortize such costs over the related product’s estimated economic useful life, generally three years, beginning when a product becomes available for general release. Software amortization expense included in cost of goods sold totaled $2.2 million and $2.0 million for the three months ended September 30, 2007 and 2006, respectively, and $6.5 million and $7.1 million during the nine months ended September 30, 2007 and 2006, respectively. Internally developed software costs capitalized were $1.7 million and $2.3 million for the three months ended September 30, 2007 and 2006, respectively, and $7.7 million and $6.3 million for the first nine months of 2007 and 2006, respectively.

        General and Administrative.  General and administrative expenses increased to $15.6 million for the three months ended September 30, 2007, a 19.9% increase, compared to $13.1 million for the three months ended September 30, 2006, and increased 15.6% to $45.6 million for the nine months ended September 30, 2007 from the comparable 2006 period. As a percentage of net sales, general and administrative expenses increased to 8.5% for the three months ended September 30, 2007 from 8.0% for the third quarter of 2006. During the first nine months of 2007, general and administrative expenses increased as a percentage of sales to 8.5% from 8.2% for the comparable prior year period. The increases in general and administrative expenses for the three months and nine months ended September 30, 2007 from comparable prior year periods were primarily attributable to increases in personnel costs due to the increase in general and administrative personnel and increases in stock-based compensation as well as severance and lease termination costs incurred as a result of the restructuring of our Dublin, Ireland operations and increased patent litigation costs. We expect that general and administrative expenses in future periods will fluctuate in absolute amounts and as a percentage of revenue.

        Interest Income.  Interest income in the third quarter of 2007 increased to $2.6 million from $2.0 million in the third quarter of 2006, and increased to $7.1 million for the first nine months of 2007 from $4.9 million for the comparable 2006 period. The increases in interest income for the quarter and nine months ended September 30, 2007 were primarily due to increased invested funds. The primary source of interest income is from the investment of our cash and short-term investments. Net cash provided by operating activities totaled $113.6 million and $71.4 million in the nine month periods ended September 30, 2007 and 2006, respectively.

        Net Foreign Exchange Gain (Loss).  We experienced net foreign exchange gains of $98,000 in the third quarter of 2007 compared to gains of $432,000 in the third quarter of 2006. Net foreign exchange gains of $628,000 were recognized for the first nine months of 2007 compared to gains of $195,000 for the first nine months of 2006. These results are attributable to movements between the U.S. dollar and the local currencies in countries in which our sales subsidiaries are located. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

        We utilize foreign currency forward contracts to hedge a majority of our foreign currency-denominated receivables in order to reduce our exposure to significant foreign currency fluctuations. We typically limit the duration of our “receivables” foreign currency forward contracts to approximately 90 days.

        We also utilize foreign currency forward contracts and have in the past and may in the future use foreign currency purchased option contracts in order to reduce our exposure to fluctuations in future foreign currency cash flows. We purchase these contracts for up to 100% of our forecasted exposures in selected currencies (primarily the euro, yen and pound sterling) and limit the duration of these contracts to 40 months or less. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” As a result, our hedging activities only partially address our risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. We do not invest in contracts for speculative purposes. Our hedging strategy reduced our foreign exchange gains by $960,000 and $1.2 million in the three months and nine months ended September 30, 2007, respectively, and reduced our foreign exchange losses by $443,000 in the three months ended September 30, 2006, and reduced our foreign exchange gains by $633,000 in the nine months ended September 30, 2006.

        Provision for Income Taxes.  Our provision for income taxes reflects an effective tax rate of 21% and 22% for the three and nine months ended September 30, 2007, respectively, and 25% for the three and nine months ended September 30, 2006. For the nine months ended September 30, 2006, our effective tax rate was lower than the U.S. federal statutory rate of 35% primarily as a result of the extraterritorial income exclusion, tax-exempt interest and reduced tax rates in certain foreign jurisdictions. For the nine months ended September 30, 2007, our effective tax rate is lower than the U.S. federal statutory rate of 35% primarily as a result of the research tax credit, tax exempt interest and reduced tax rates in certain foreign jurisdictions. The decreases in our tax rate in the three and nine months ended September 30, 2007 from the comparable prior year periods are due to increased profits in foreign jurisdictions with the reduced income tax rates.

Liquidity and Capital Resources

        We currently finance our operations and capital expenditures through cash flow from operations. At September 30, 2007, we had working capital of approximately $398.5 million compared to $377.6 million at December 31, 2006. The increase in working capital was partially due to an increase in prepaid expenses and other current assets that was primarily the result of annual maintenance and insurance renewals. Net cash provided by operating activities for the nine month periods ended September 30, 2007 and 2006 totaled $113.6 million and $71.4 million, respectively.

        Accounts receivable increased to $121.3 million at September 30, 2007 from $117.2 million at December 31, 2006. Days sales outstanding remained flat at 59 at September 30, 2007 compared to September 30, 2006. Consolidated inventory balances increased to $77.3 million at September 30, 2007 from $77.1 million at December 31, 2006. Inventory turns increased to 2.4 for the quarter ended September 30, 2007 from turns of 2.1 for the quarter ended September 30, 2006. Cash used in the first nine months of 2007 for the purchase of property and equipment totaled $18.1 million, for the capitalization of internally developed software costs totaled $7.7 million, and for additions to other intangibles totaled $5.0 million. Cash used in the first nine months of 2006 for the purchase of property and equipment totaled $10.8 million, for the capitalization of internally developed software costs totaled $6.3 million, and for additions to other intangibles totaled $1.7 million.

        Cash provided by the issuance of common stock totaled $27.5 million and $22.8 million for the first nine months of 2007 and 2006, respectively. The issuance of common stock was to employees under our Employee Stock Purchase Plan, our 1994 Incentive Plan, and our 2005 Incentive Plan. Cash used for the repurchase of common stock totaled $68.0 million and $16.5 million for the first nine months of 2007 and 2006, respectively. Cash used for the payment of dividends totaled $19.1 million and $14.3 million for the first nine months of 2007 and 2006, respectively.

        We currently expect to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances and internally generated funds. As of each of September 30, 2007 and 2006, we had no debt outstanding. We believe that our cash flow from operations and existing cash balances and short-term investments will be sufficient to meet our cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months will depend on our profitability, our ability to manage working capital requirements and our rate of growth.

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

        Off-Balance Sheet Arrangements. We have no debt or off-balance sheet debt. As of September 30, 2007, we have contractual purchase commitments with various suppliers of general components and customized inventory components of approximately $6.8 million. As of September 30, 2007, we have outstanding guarantees for payment of foreign operating leases, customs and foreign grants totaling approximately $4.3 million. (See Note 9 of Notes to Consolidated Financial Statements). As of September 30, 2007, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Market Risk

        We are exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in foreign currency values and changes in the market value of our investments.

        Foreign Currency Hedging Activities.  Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option contracts and forward contracts to hedge our exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. We monitor our foreign exchange exposures regularly to ensure the overall effectiveness of our foreign currency hedge positions. However, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at September 30, 2007, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate fair market value of all of our instruments outstanding of approximately $10.7 million. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure.

        Short-term Investments.  The fair value of our investments in marketable securities at September 30, 2007 was $92.6 million. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the full investment of available funds. We diversify our marketable securities portfolio by investing in multiple types of investment-grade securities. Our investment portfolio is primarily invested in securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on our investment portfolio and interest rates at September 30, 2007, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $463,000 in the fair value of our investment portfolio. Although changes in interest rates may affect the fair value of our investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

Recent Issued Accounting Pronouncements

        In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of Statement of Financial Accounting Standards (“SFAS”) 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007, as required. The adoption of FIN 48 did not have a significant impact on our financial position or results of operations. (See Note 6 of Notes to Consolidated Financial Statements).

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

        In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement 115.” This standard permits an entity to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This statement is effective for fiscal years beginning after November 15, 2007. We will be required to adopt SFAS 159 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS 159 and have not yet determined the impact on our consolidated financial statements.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

        Response to this item is included in “Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Market Risk” above.

Item 4.      Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2007, have concluded that our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. We continue to enhance our internal control over financial reporting by adding resources in key functional areas with the goal of monitoring our operations at the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required under the Auditing Standard No. 5 issued by the Public Company Accounting Oversight Board, which recently replaced Auditing Standard No. 2. We discuss and disclose these matters to the audit committee of our board of directors and to our auditors. During the quarter ended September 30, 2007, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a-15 or Rule 15d-15 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court’s decision of June 23, 2003, (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks’ declaratory judgment complaint, denying MathWorks’ claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks’ modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court’s denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. On November 22, 2006, the District Court lifted its stay. The case schedule has yet to be set in this action. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. In the fourth quarter of 2006, we accrued an additional $600,000 related to this contingency. There were not any charges against this accrual during the third quarter of 2007. We have charged a total of $611,000 against this accrual through September 30, 2007.

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

        During the third quarter of 2007, we continued to devote resources to the implementation of systems to support the shipment of products from our manufacturing facility and warehouse in Hungary directly to customers worldwide, and to the continued development of our web offerings. There can be no assurance that we will not experience difficulties with these new systems. Difficulties with these new systems may interrupt our normal operations, including our ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. Any disruption occurring with these systems may have a material adverse effect on our operating results. During the remainder of 2007, we plan to continue to devote significant resources to the implementation of systems that support shipment of product from our manufacturing facility and warehouse in Hungary directly to our customers worldwide, and to the continued development of our web offerings. Any failure to successfully implement these initiatives could have a material adverse effect on our operating results.

        We are Subject to Risks Associated with Our Centralization of Inventory and Distribution.  We are devoting considerable resources to centralizing our distribution to a limited number of shipping points. Currently, shipments to our European customers are sourced from our warehouse facility in Debrecen, Hungary. Shipments to almost all customers in the Americas were previously sourced from our warehouse in Austin, Texas. Since July 2007, our Austin distribution operation has been transferred to Debrecen, Hungary. Shipments to most of our customers in Asia are currently made out of local inventory managed by our branch operations in those countries. Our planned centralization of inventory and distribution to a limited number of shipping points is subject to inherent risks, including:

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

        In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, including those based in or from countries where practices which violate such United States laws may be customary, will not take actions in violation of our policies. Any violation of foreign or United States laws by our employees, contractors or agents, even if such violation is prohibited by our policies, could have a material adverse effect on our business. We must also comply with various import and export regulations. The application of these various regulations depends on the classification of our products which can change over time as such regulations are modified or interpreted. As a result, even if we are currently in compliance with applicable regulations, there can be no assurance that we will not have to incur additional cost or take additional compliance actions in the future. Failure to comply with these regulations could result in fines and/or termination of import and export privileges, which could have a material adverse effect on our operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by our international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Net of hedging results, the change in exchange rates had the effect of increasing our consolidated sales by 3% in the third quarter of 2007 compared to the third quarter of 2006. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing our operating expenses by $1.5 million for the quarter ended September 30, 2007 compared to the comparable prior year period. If the U.S. dollar weakens in the future, it could result in our having to reduce prices locally in order for our products to remain competitive in the local marketplace. If the U.S. dollar strengthens in the future, and we are unable to successfully raise our international selling prices, it could have a material adverse effect on our operating results.

        A Substantial Majority of Our Manufacturing Capacity is Located in Hungary. Our Hungarian manufacturing facility sources a substantial majority of our sales. Currently, we are continuing to develop and implement information systems to support the operation of this facility. In the third quarter of 2007, we continued to implement systems and processes that support the direct shipment of product orders to our customers worldwide from our manufacturing facility in Hungary and will continue to do so over the foreseeable future. In order to better insure timely shipment of products to our customers we will maintain the vast majority of our inventory at our Hungary manufacturing facility. In addition to being subject to the risks of maintaining such a concentrated global inventory, this facility and its operation are also subject to risks associated with doing business internationally, including:

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

        We received a substantial income tax benefit from the extraterritorial income exemption (“ETI”) under U.S. law. The ETI rules provided that a percentage of the profits from products and intangibles exported from the U.S. were exempt from U.S. tax. Effective December 31, 2006, this benefit is no longer available as the ETI was repealed by the American Jobs Creation Act of 2004. The repeal of the ETI has increased our effective income tax rate. However, the effect of the repeal of the ETI has been offset by the effects of the increased benefit from the deduction for income from qualified domestic production activities and increased profits in certain foreign jurisdictions with reduced income tax rates.

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

        Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging. As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains management’s certification of adequate disclosure controls and procedures as of September 30, 2007. Our most recent report on Form 10-K contained a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. Our most recent report on Form 10-K also contained an attestation and report by our auditors with respect to management’s assessment of the effectiveness of internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

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

        Our Acquisitions are Subject to a Number of Related Costs and Challenges.  We have from time to time acquired, and may in the future acquire, complementary businesses, products or technologies. Achieving the anticipated benefits of an acquisition depends upon whether the integration of the acquired business, products or technology is accomplished efficiently and effectively. In addition, successful acquisitions may require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and R&D efforts. These difficulties can become more challenging due to the need to coordinate geographically separated organizations, the complexities of the technologies being integrated, and the necessities of integrating personnel with disparate business backgrounds and combining two different corporate cultures. The integration of operations following an acquisition also requires the dedication of management resources, which may distract attention from our day-to-day business and may disrupt key R&D, marketing or sales efforts. The inability of our management to successfully integrate any future acquisition could harm our business. Some of the existing products previously sold by some of the entities we have acquired are of lesser quality than our products and/or could contain errors that produce incorrect results on which users rely or cause failure or interruption of systems or processes that could subject us to liability claims that could have a material adverse effect on our operating results or financial position. Furthermore, products acquired in connection with acquisitions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transaction.

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

        We Are Subject to the Risk of Product Liability Claims.  Our products are designed to provide information upon which users may rely. Our products are also used in “real time” applications requiring extremely rapid and continuous processing and constant feedback. Such applications give rise to the risk that failure or interruption of the system or application could result in economic damage or bodily harm. We attempt to assure the quality and accuracy of the processes contained in our products, and to limit our product liability exposure through contractual limitations on liability, limited warranties, express disclaimers and warnings as well as disclaimers contained in our “shrink wrap” license agreements with end-users. If our products contain errors that produce incorrect results on which users rely, or cause failure or interruption of systems or processes, customer acceptance of our products could be adversely affected. Further, we could be subject to liability claims that could have a material adverse effect on our operating results or financial position. Although we maintain liability insurance for product liability matters, there can be no assurance that such insurance or the contractual limitations used by us to limit our liability will be sufficient to cover or limit any claims which may occur.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table provides information as of September 30, 2007 with respect to the shares of common stock repurchased by National Instruments during the third quarter of 2007.

Period	Total number of shares	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program

July 1, 2007 to July 31, 2007	—	$—	—	3,000,000
August 1, 2007 to August 31, 2007	—	—	—	3,000,000
September 1, 2007 to September 30, 2007	—	—	—	3,000,000

Total	—	$—	—

        For the past several years, we have maintained various stock repurchase programs. In July 2007, our board of directors approved a new share repurchase plan that increased the aggregate number of shares of common stock that we are authorized to repurchase from 639,270 to 3.0 million. Our repurchase plan does not have an expiration date.

ITEM 5.      OTHER INFORMATION

        From time to time our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Jeffrey L. Kodosky and James J. Truchard have made periodic sales of our stock pursuant to such plans.

ITEM 6.      EXHIBITS

3.1(2)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(1)	Specimen of Common Stock certificate of the Company.
4.2(3)	Rights Agreement dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A.
10.1(1)	Form of Indemnification Agreement.
10.2(5)	1994 Incentive Plan, as amended.*
10.3(11)	1994 Employee Stock Purchase Plan, as amended.*
10.4(6)	Long-Term Incentive Program.*
10.5(7)	2005 Incentive Plan.*
10.6(8)	National Instruments Corporation's Annual Incentive Program.*
10.7(9)	2007 Annual Incentive Program Goals and Awards for the Named Executive Officers.*
10.8(10)	Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.9(10)	Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.10(10)	Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.11(10)	Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 8-K filed on January 28, 2004.
(4)	Incorporated by reference to exhibit 4.1 filed with the Company's Form 8-K on January 28, 2004.
(5)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 10-Q on August 5, 2004.
(6)	Incorporated by reference to the same-numbered exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(7)	Incorporated by reference to exhibit A of the Company's Proxy Statement dated and filed on April 4, 2005.
(8)	Incorporated by reference to exhibit 10.1 filed with the Company's Form 8-K filed on June 27, 2006.
(9)	Incorporated by reference to exhibit 99.1 filed with the Company's Form 8-K filed on March 27, 2007.
(10)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 10-Q on August 2, 2006.
(11)	Incorporated by reference to Appendix A of the Company's Proxy Statement dated and filed on April 2, 2007.
*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INSTRUMENTS CORPORATION
Registrant
BY: /s/ Alex Davern
Alex Davern
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Dated: November 8, 2007