Form 10-K
period 2007-12-31
NATIONAL INSTRUMENTS CORP /DE/
filed 2008-02-27
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended: December 31, 2007

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
 Preferred Stock Purchase Rights

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [X]  No [   ]

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ]  No [X]

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer ”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ]  No [X]

        The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at the close of business on June 29, 2007, was $1,735,768,904 based upon the last sales price reported for such date on the NASDAQ Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant as of June 29, 2007 have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

        At the close of business on February 25, 2008 registrant had outstanding 79,770,467 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant for its Annual Meeting of Stockholders to be held on May 13, 2008 (the “Proxy Statement”).

PART I

        This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding the future financial performance or operations of the Company (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “may,” “will,” “project,” “continue,” or “estimate” or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors including those set forth under the heading “Risk Factors” beginning on page 9, and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

ITEM 1.     BUSINESS

        National Instruments Corporation (“we” or “our”) is a leading supplier of measurement and automation products that engineers and scientists use in a wide range of industries. These industries comprise a large and diverse market for design, control and test applications. We provide flexible application software and modular, multifunction hardware that users combine with industry-standard computers, networks and third party devices to create measurement, automation and embedded systems, which we also refer to as “virtual instruments.” Our approach gives customers the ability to quickly and cost-effectively design, prototype and deploy unique custom-defined solutions for their design, control and test application needs.

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

        Measurement and automation applications can be generally categorized as either test and measurement (“T&M”) or industrial/embedded. T&M applications generally involve testing during the research, design, manufacture and service of a wide variety of products. Industrial/embedded applications generally involve designing, prototyping and deploying the machinery and processes used in the production and distribution of a wide variety of products and materials.

        Instruments and systems for design, control, and test applications have historically shared common limitations, including: fixed, vendor-defined functionality; proprietary, closed architectures that were generally difficult to program and integrate with other systems; and inflexible operator interfaces that were usually cumbersome to operate and change. Proprietary instrumentation systems have traditionally been very expensive, with industrial/embedded system prices ranging as high as several million dollars and T&M instrumentation system prices often ranging in the hundreds of thousands of dollars. In addition, the limitations on programmability of traditional systems means that adapting these systems to changing requirements can be both expensive and time consuming, and users are often required to purchase multiple single-purpose instruments.

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

      Modularity, Reusability and Reconfigurability

        Our products include reusable hardware and software modules that offer considerable flexibility in configuring systems. This ability to reuse and reconfigure measurement and automation systems allows users to reduce development time and improve efficiency by eliminating duplicated programming efforts and to quickly adapt their systems to new and changing needs. In addition, these features help protect both hardware and software investments against obsolescence.

      Lower Total Solution Cost

        We believe that our products and solutions offer price/performance advantages over traditional solutions. Virtual instrumentation provides users the ability to utilize industry standard computers and workstations, portable PDAs and other handheld devices, as well as ruggedized industrial computers equipped with modular and reusable application software, cost-effective hardware and driver software that together perform the functions that would otherwise be performed by costly, proprietary systems. In addition, virtual instrumentation gives users the flexibility and portability to adapt to changing needs, whereas traditional closed systems are both expensive and time consuming to adapt, if adaptable at all.

Products and Technology

        We offer an extensive line of measurement and automation products. Our products consist of application software, and hardware components together with related driver software. Our products are designed to work either in an integrated solution or separately; however, customers generally purchase our software and hardware together. We believe that the flexibility, functionality and ease of use of our application software promotes sales of our other software and hardware products.

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

        In 2005, we acquired Electronics Workbench and its suite of software for electronic design automation. The Electronics Workbench flagship product, Multisim Circuit Simulation Software, is widely used for electronic circuit design, board layout, and electrical engineering training programs by companies and academic institutions including Sony, Boeing, MIT, and DeVry. This acquisition strengthened the integration between our functional test and design tools and has advanced our graphical system design technology.

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

        PXI Modular Instrumentation Platform. Our PXI modular instrument platform, which was introduced in 1997, is a standard PC packaged in a small, rugged form factor with expansion slots and instrumentation extensions. It combines mainstream PC software and PCI hardware with advanced instrumentation capabilities. In essence, PXI is an instrumentation PC with several expansion slots to enable us to pursue complete system-level opportunities and deliver a much higher percentage of the overall system content using our own products. We continue to expand our PXI product offerings with new modules, which address a wide variety of measurement and automation applications. PXI continues to gain acceptance, with numerous endorsements from our customers, engineering trade publications and industry analysts. In 2006, we introduced our first PXI Express products which provide backward software compatibility with PXI while providing advanced capabilities for high-performance instrumentation, such as RF instrumentation.

        Machine Vision/Image Acquisition. In 1996, we introduced our first image acquisition hardware which provides users with a cost-effective solution to integrate vision into their measurement and automation applications. Our vision software is designed to work with many different software environments, including LabVIEW, LabWindows/CVI, Visual Basic, C, and Measurement Studio. In 2002, we expanded our software offering with an easy-to-use menu driven machine vision software that can run as a stand-alone vision system. The software can also generate LabVIEW code. In 2003, we introduced our Vision Builder software for automated inspection and our Compact Vision System, which is a small, ruggedized, industrial vision system that can connect up to three IEEE-1394 cameras and that is easily programmed using Vision Builder. In 2007, we introduced our first integrated Smart Cameras which leverage our LabVIEW software to provide integrated solutions for many inspection and other industrial/embedded applications.

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

        Industrial Communications Interfaces. In 1995, we began shipping our first interface boards for communicating with serial devices, such as dataloggers and programmable logic controllers (PLCs) targeted for IA applications, and benchtop instruments, such as oscilloscopes, targeted for T&M applications. Industrial applications need the same high-quality, easy-to-use hardware and software tools for communicating with industrial devices such as process instrumentation, PLCs, single-loop controllers, and a variety of I/O and DAQ devices. We offer hardware and driver software product lines for communication with industrial devices—Controller Area Network (CAN), DeviceNet, Foundation Fieldbus, and RS-485 and RS-232.

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

Customers

        We have a broad customer base, with no customer accounting for more than 3% of our sales in 2007, 2006, or 2005.

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

Sales and Distribution

        We sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. Our Hungarian manufacturing facility sources a substantial majority of our sales throughout the world. We have sales offices in the United States and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 55%, 52%, and 52% of our revenues in 2007, 2006, and 2005, respectively. We expect that a significant portion of our total revenues will continue to be derived from international sales. See Note 12 of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and identifiable assets.

        We believe the ability to provide comprehensive service and support to our customers is an important factor in our business. We permit customers to return products within 30 days from receipt for a refund of the purchase price less a restocking charge. Our products are warranted against defects in materials and workmanship for one year from the date we ship the products to our customers. Historically, warranty costs have not been material.

        The marketplace for our products dictates that many of our products be shipped very quickly after an order is received. As a result, we are required to maintain significant inventories. Therefore, inventory obsolescence is a risk for us due to frequent engineering changes, shifting customer demand, the emergence of new industry standards and rapid technological advances including the introduction by us or our competitors of products embodying new technology. We strive to mitigate this risk by monitoring inventory levels against product demand and technological changes. There can be no assurance that we will be successful in these efforts in the future.

        Our foreign operations are subject to certain risks set forth on page 12 under “We are Subject to Various Risks Associated with International Operations and Foreign Economies.”

        See fluctuations in our quarterly results at Note 16 of Notes to Consolidated Financial Statements for discussion of seasonality in our business.

Competition

        The markets in which we operate are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than we have, and we expect to face further competition from new market entrants in the future. A key competitor is Agilent Technologies Inc. (“Agilent”). Agilent offers its own line of hardware and software products that provide solutions that directly compete with our virtual instrumentation products. Agilent is aggressively advertising and marketing products that are competitive with our products. Because of Agilent’s strong position in the instrumentation business, change in its marketing strategy or product offerings could have a material adverse effect on our operating results.

        Some of our competitors have substantial competitive advantages in terms of breadth of technology, sales, marketing and support capability and resources, including the number of sales and technical personnel and their ability to cover a geographic area and/or particular account more extensively and with more complete solutions than we can offer, and more extensive warranty support, system integration and service capabilities than those we have. In addition, large competitors can often enter into strategic alliances with our key customers or target accounts, which can potentially have a negative impact on our success with those accounts.

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

        Our research and development staff strives to build quality into products at the design stage in an effort to reduce overall development and manufacturing costs. Our research and development staff also designs proprietary application specific integrated circuits (“ASICs”), many of which are designed for use in several of our products. The goal of our ASIC design program is to further differentiate our products from competing products, to improve manufacturability and to reduce costs. We seek to reduce our time to market for new and enhanced products by sharing our internally developed hardware and software components across multiple products.

        As of December 31, 2007, we employed 1,306 people in product research and development. Our research and development expenses were $126.5 million, $113.1 million, and $87.8 million for 2007, 2006, and 2005, respectively.

Intellectual Property

        We rely on a combination of patent, trade secret, copyright and trademark law, contracts and technical measures to establish and protect our proprietary rights in our products. As of December 31, 2007, we held 402 United States patents (395 utility patents and 7 design patents) and 27 patents in foreign countries (24 patents registered in Europe in various countries; 1 patent in Canada; and 2 patents in Japan), and had 300 patent applications pending in the United States and foreign countries. 100 of our issued United States patents are software patents related to LabVIEW, and cover fundamental aspects of the graphical programming approach used in LabVIEW. Our patents expire from 2008 to 2026. We do not expect that the expiration of certain of our patents in 2008 will have a significant impact on our business. No assurance can be given that our pending patent applications will result in the issuance of patents. We also own certain registered trademarks in the United States and abroad.

Manufacturing and Suppliers

        We manufacture a substantial majority of our products at our facilities in Debrecen, Hungary. The rest of our production primarily of low volume or newly introduced products is done in Austin, Texas. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. We manufacture most of the electronic circuit card assemblies, modules and chassis in-house, although subcontractors are used from time to time. In 2005, we began using subcontractors in Asia to manufacture a significant portion of our chassis. We manufacture some of our electronic cable assemblies in-house, but many assemblies are produced by subcontractors. We primarily subcontract our software duplication, our technical manuals and product support documentation.

        We obtain our electronic components from suppliers located principally in the United States, Europe and Asia. Some of the components purchased by us, including ASICs, are sole-sourced. Any disruption of our supply of sole or limited source components, whether resulting from business demand, quality, production or delivery problems, could adversely affect our ability to manufacture our products, which could in turn adversely affect our business and results of operations.

        See Environmental Regulations and Costs at page 14 for discussion of environmental matters as they may affect our business.

Backlog

        We typically ship products shortly following the receipt of an order. Accordingly, our backlog typically represents less than 5 days sales. Backlog should not be viewed as an indicator of our future sales.

Employees

        As of December 31, 2007, we had 4,647 employees worldwide, including 1,306 in research and development, 2,107 in sales and marketing and customer support, 698 in manufacturing and 536 in administration and finance. None of our employees are represented by a labor union and we have never experienced a work stoppage. We consider our employee relations to be good. For nine consecutive years, from 1999 to 2007, we have been named among the 100 Best Companies to Work for in America according to FORTUNE magazine.

ITEM 1A.     RISK FACTORS

        Changes in the U.S. or Global Economies Will Impact our Future Business. As has occurred in the past and may occur in the future, the markets in which we do business could experience the negative effects of a slowdown in the U.S. and/or Global economies. In particular, current market conditions indicate that the U.S. economy could be entering a recessionary period in 2008. The worsening of the U.S. or Global economies could result in reduced purchasing and capital spending in any of our markets which could have a material adverse effect on our operating results. Our business could also be subject to or impacted by acts of terrorism and/or the effects that war or continued U.S. military action would have on the U.S. and/or Global economies. Our business could also be impacted by public health concerns, natural disasters, disruptions to public or commercial transportation systems, political instability or similar events which result in increased difficulty or higher costs for the export of products into affected regions, the import of components used in our products from affected regions, and/or the effects the event has on the economy in regions in which we do business.

        Negative Conditions in the Global Credit Markets May Impair the Liquidity of a Portion of Our Investment Portfolio. Included within our short–term investments are Aaa/AAA/AA rated investments in auction rate securities. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit market does not improve, auctions for our investments in these securities may fail. If an auction fails for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par, should we need or desire to access the funds invested in those securities. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss.

        On February 15, 2008, auction rate securities that we originally purchased for $8.6 million failed the auction process. We do not consider these investments as liquid in the short-term. In the event that we needed to access these funds, we would not be able to do so until a future auction on these securities was successful. We do not believe that the auction process will provide liquidity for the securities in the foreseeable future. We are uncertain as to when the liquidity issues relating to these securities will improve. Accordingly, these securities should be considered as non-current as of February 15, 2008. Although we have uncertainty with regard to the future short-term liquidity of these securities, we continue to believe that the fair value of these investments continues to be par value based on the fact that these securities have redemption features which call for redemption at 100% of par value, the fact that the underlying debt continues to carry Aaa/AAA/AA and the fact that we have the ability to hold these securities to maturity.

        We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results. We have established an operating budget for 2008. Our budget was established based on the estimated revenue from forecasted sales of our products which is based on economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. Our spending for 2008 could exceed our budget due to a number of factors, including:

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

        Our Business is Dependent on Key Suppliers. Our manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these components are available through sole or limited sources. Sole-source components purchased include custom ASICs, chassis and other components. We have in the past experienced delays and quality problems in connection with sole-source components, and there can be no assurance that these problems will not recur in the future. Accordingly, our failure to receive sole-source components from suppliers could result in a material adverse effect on our revenues and operating results.

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

        In particular, if the local currencies in which we sell our products weaken against the U.S. dollar, and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins. If the U.S. dollar strengthens in the future, it could have a material adverse effect on our gross and net profit margins.

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

        In recent years, our revenues have been characterized by seasonality, with revenues typically being relatively constant in the second and third quarters, growing in the fourth quarter and declining from the fourth quarter of the year to the first quarter of the following year. This historical trend may be affected in the future by the economic impact of larger orders as well as the timing of new product introductions and/or acquisitions, if any. We believe the seasonality of our revenue results from the international mix of our revenue and the variability of the budgeting and purchasing cycles of our customers throughout each international region. In addition, our total operating expenses have in the past tended to increase in each successive quarter and have fluctuated as a percentage of revenue based on changes in the seasonality of our revenue.

        Our Success Depends on New Product Introductions and Market Acceptance of Our Products. The market for our products is characterized by rapid technological change, evolving industry standards, changes in customer needs and frequent new product introductions, and is therefore highly dependent upon timely product innovation. Our success is dependent on our ability to successfully develop and introduce new and enhanced products on a timely basis to replace declining revenues from older products, and on increasing penetration in domestic and international markets. In the past, we have experienced significant delays between the announcement and the commercial availability of new products. Any significant delay in releasing new products could have a material adverse effect on the ultimate success of a product and other related products and could impede continued sales of our predecessor products, any of which could have a material adverse effect on our operating results. There can be no assurance that we will be able to introduce new products in accordance with announced release dates, that new products will achieve market acceptance or that any such acceptance will be sustained for any significant period. Failure of our new products to achieve or sustain market acceptance could have a material adverse effect on our operating results. Moreover, there can be no assurance that our international sales will continue at existing levels or grow in accordance with our efforts to increase foreign market penetration.

        We are Subject to Risks Associated with Our Web Site. We devote resources to maintain our Web site as a key marketing, sales and support tool and expect to continue to do so in the future. However, there can be no assurance that we will be successful in our efforts to leverage the Web to increase sales. We host our Web site internally. Any failure to successfully maintain our Web site or any significant downtime or outages affecting our Web site could have a significant adverse impact on our operating results.

        We Operate in Intensely Competitive Markets. The markets in which we operate are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than we have, and we expect to face further competition from new market entrants in the future. A key competitor is Agilent Technologies Inc. ("Agilent"). Agilent offers its own line of hardware and software products that provide solutions that directly compete with our virtual instrumentation products. Agilent is aggressively advertising and marketing products that are competitive with our products. Because of Agilent’s strong position in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse effect on our operating results.

        We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

o	new product introductions by competitors;
o	product pricing;
o	quality and performance;
o	success in developing new products;
o	adequate manufacturing capacity and supply of components and materials;
o	efficiency of manufacturing operations;
o	effectiveness of sales and marketing resources and strategies;
o	strategic relationships with key suppliers;
o	timing of our new product introductions;
o	protection of our products by effective use of intellectual property laws;
o	the outcome of any material intellectual property litigation;
o	general market and economic conditions; and
o	government actions throughout the world.

        There can be no assurance that we will be able to compete successfully in the future.

        We Rely on Management Information Systems and any Disruption in Such Systems Would Adversely Affect Us. We rely on two primary regional centers for our management information systems and on multiple systems in some branches not covered by our two regional centers. As with any information system, unforeseen issues may arise that could affect our ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that one or both of our regional information systems could experience a complete or partial shutdown. If such a shutdown occurred, it could impact our product shipments and revenues, as order processing and product distribution are heavily dependent on the integrated management information systems in each region. Accordingly, our operating results in such periods would be adversely impacted. We are working to maintain reliable regional management information systems to control costs and improve our ability to deliver our products in our markets worldwide. No assurance can be given that our efforts will be successful. The failure to receive adequate, accurate and timely financial information could inhibit our ability to make effective and timely decisions.

        During 2007, we devoted resources to the implementation of systems to support the shipment of products from our manufacturing facility and warehouse in Hungary directly to customers worldwide, and to the continued development of our web offerings. There can be no assurance that we will not experience difficulties with these new systems. Difficulties with these new systems may interrupt our normal operations, including our ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. Any disruption occurring with these systems may have a material adverse effect on our operating results. During 2008, we plan to continue to devote significant resources on the systems that support shipment of products from our manufacturing facility and warehouse in Hungary directly to our customers worldwide, and to the continued development of our web offerings. Any failure to successfully implement these initiatives could have a material adverse effect on our operating results.

        We are Subject to Risks Associated with Our Centralization of Inventory and Distribution. We are devoting considerable resources to centralizing our distribution to a limited number of shipping points. Currently, shipments to our European customers are sourced from our warehouse facility in Debrecen, Hungary. Shipments to almost all customers in the Americas were previously sourced from our warehouse in Austin, Texas. Since July 2007, our Austin distribution operation has been transferred to Debrecen, Hungary and since October 2007 our Japanese distribution operations have also been transferred to Debrecen, Hungary. Shipments to most of our customers in the rest of Asia are currently made either out of local inventory managed by our branch operations in various Asian countries or from a centralized distribution point in Singapore. Our planned centralization of inventory and distribution to a limited number of shipping points is subject to inherent risks, including:

o	burdens of complying with additional and/or more complex VAT and customs regulations;
o	severe concentration of inventory increasing the impact associated with fire, natural disasters, and logistics disruptions to customer order fulfillment;

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

        In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, including those based in or from countries where practices which violate such United States laws may be customary, will not take actions in violations of our policies. Any violation of foreign or United States laws by our employees, contractors or agents, even if such violation is prohibited by our policies, could have a material adverse effect on our business. We must also comply with various import and export regulations. The application of these various regulations depends on the classification of our products which can change over time as such regulations are modified or interpreted. As a result, even if we are currently in compliance with applicable regulations, there can be no assurance that we will not have to incur additional costs or take additional compliance actions in the future. Failure to comply with these regulations could result in fines and/or termination of import and export privileges, which could have a material adverse effect on our operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by our international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Net of hedging results, the change in exchange rates had the effect of increasing our consolidated sales by 3.2% in 2007 compared to 2006. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing our operating expenses by $10.4 million in 2007 compared to 2006. If the U.S. dollar weakens in the future, it could result in our having to reduce prices locally in order for our products to remain competitive in the local marketplace. If the U.S. dollar strengthens in the future, and we are unable to successfully raise our international selling prices, it could have a materially adverse effect on our operating results.

        A Substantial Majority of Our Manufacturing Capacity is Located in Hungary. Our Hungarian manufacturing facility sources a substantial majority of our sales. During the third quarter of 2006, we moved one of our two manufacturing lines in our Austin, Texas manufacturing facility to our manufacturing facility in Debrecen, Hungary. During 2007, we continued to implement systems and processes that support the direct shipment of product orders to our customers worldwide from our manufacturing facility in Hungary and will continue to do so in 2008. In order to better insure timely shipment of products to our customers we will maintain the vast majority of our inventory at our Hungary manufacturing facility. In addition to being subject to the risks of maintaining such a concentrated global inventory, this facility and its operation are also subject to risks associated with doing business internationally, including:

o	difficulty in managing manufacturing operations in a foreign country;
o	difficulty in achieving or maintaining product quality;
o	interruption to transportation flows for delivery of components to us and finished goods to our customers; and
o	changes in the country's political or economic conditions.

        No assurance can be given that our efforts will be successful. Accordingly, a failure to deal with these factors could result in interruption in the facility’s operation or delays in expanding its capacity, either of which could have a material adverse effect on our operating results.

        Our Income Tax Rate is Affected by Tax Benefits in Hungary. As a result of certain foreign investment incentives available under Hungarian law, the profit from our Hungarian operation has been subject to a reduced income tax rate. This special tax status terminated on January 1, 2008, upon the effective date of the merger of our Hungary manufacturing operations with its Hungarian parent company which was approved in December of 2007. The tax position of our Hungarian operation continues to benefit from assets created by the restructuring of our operations in Hungary. These benefits may not be available in the future due to changes in Hungary’s political condition and/or tax laws. The reduction or elimination of these tax benefits could result in an increase in our future effective income tax rate, which could have a material adverse effect on our operating results.

        We received a substantial income tax benefit from the extraterritorial income exemption (“ETI”) under U.S. law. The ETI rules provided that a percentage of the profits from products and intangibles exported from the U.S. were exempt from U.S. tax. Effective December 31, 2006, this benefit was no longer available as the ETI was repealed by the American Jobs Creation Act of 2004. The repeal of the ETI has increased our effective income tax rate. However, the effect of the repeal of the ETI has been offset by the effects of the increased benefit from the deduction for income from qualified domestic production activities and increased profits in certain foreign jurisdictions with reduced income tax rates.

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

        Our Reported Financial Results may be Adversely Affected by Changes in Accounting Principles Generally Accepted in the United States. We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, beginning in the first quarter of fiscal 2006, with the adoption of SFAS 123R, we now record a charge to earnings for employee stock option grants for all stock options unvested at December 31, 2005. This accounting pronouncement has had a material negative impact on our financial results. Technology companies generally, and our company specifically, have in the past relied on stock options as a major component of our employee compensation packages. Because we are required to expense options, beginning in 2005 we changed our equity compensation program to no longer grant options but instead grant restricted stock units. Furthermore, because we are required to expense options, we may be less likely to sustain profitability in the future.

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

        Compliance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging. As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-K contains our managements’ certification of adequate disclosure controls and procedures as of December 31, 2007. This report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. This Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

      None.

ITEM 2.     PROPERTIES

        Our principal corporate and research and development activities are conducted at three buildings we own in Austin, Texas. We own approximately 69 acres of land in north Austin, Texas, on which are a 232,000 square foot office facility, a 140,000 square foot manufacturing and office facility, and a 380,000 square foot research and development facility. We also own a 136,000 square foot office building in Austin, Texas which is being leased to third-parties. Our principal manufacturing and distribution activities are conducted at our 239,000 square foot manufacturing and distribution facility in Debrecen, Hungary which we own. Our German subsidiary, National Instruments Engineering GmbH & Co. KG, owns a 25,500 square foot office building in Aachen, Germany in which a majority of its activities are conducted. National Instruments Engineering owns another 19,375 square foot office building in Aachen, Germany, which is partially leased to third-parties.

        As of December 31, 2007, we also leased a number of sales and support offices in the United States and overseas. Our facilities are currently being utilized below maximum capacity to allow for headcount growth and design/construction cycles. We believe our existing facilities are adequate to meet our current requirements.

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

        An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court’s decision of June 23, 2003, (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks’ declaratory judgment complaint, denying MathWorks’ claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks’ modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court’s denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. On November 22, 2006, the District Court lifted the stay. The case schedule has yet to be set in this action. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. In the fourth quarter of 2006, we accrued an additional $600,000 related to this contingency. For the year ended December 31, 2007, we charged a total of $9,000 against this accrual. There were not any charges against this accrual during the fourth quarter of 2007. We have charged a cumulative total of $611,000 against this accrual through December 31, 2007.

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

	High	Low
2007
First Quarter 2007	$28.50	$25.79
Second Quarter 2007	33.42	25.78
Third Quarter 2007	35.19	30.72
Fourth Quarter 2007	35.82	31.42

2006
First Quarter 2006	$35.74	$30.85
Second Quarter 2006	33.16	25.79
Third Quarter 2006	27.47	24.18
Fourth Quarter 2006	31.13	26.23

        At the close of business on February 20, 2008, there were approximately 520 holders of record of our common stock and approximately 23,739 shareholders of beneficial interest.

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

        We paid cash dividends of $0.07 per share on each of March 5, 2007 and June 4, 2007 and $0.10 per share on each of September 4, 2007 and December 3, 2007. We paid cash dividends of $0.06 per share on each of February 27, 2006, May 30, 2006, August 28, 2006 and November 27, 2006. Our policy as to future dividends will be based on, among other considerations, our views on potential future capital requirements related to research and development, expansion into new market areas, investments and acquisitions, share dilution management, legal risks, and challenges to our business model.

        See Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Performance Graph

        The following graph compares the cumulative total return to stockholders of NI’s common stock from December 31, 2002 to December 31, 2007 to the cumulative return over such period of (i) Nasdaq Composite Index and (ii) Russell 2000 Index. The graph assumes that $100 was invested on December 31, 2002 in NI’s common stock and in each of the other two indices and the reinvestment of all dividends, if any. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

        The information contained in the Performance Graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent that NI specifically incorporates it by reference into any such filing. The graph is presented in accordance with SEC requirements.

      ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program

October 1, 2007 to October 31, 2007	—	—	—	3,000,000
November 1, 2007 to November 30, 2007	369,405	31.87	369,405	2,630,595
December 1, 2007 to December 31, 2007	—	—	—	2,630,595

Total	369,405	—	369,405

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

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statements of Income Data:
Net sales:
Americas	$331,482	$317,780	$275,524	$243,651	$200,210
Europe	230,940	193,364	171,499	164,895	137,761
Asia Pacific	177,956	149,263	124,818	105,542	87,921

Consolidated net sales	740,378	660,407	571,841	514,088	425,892
Cost of sales	182,189	170,326	149,309	135,473	111,672

Gross profit	558,189	490,081	422,532	378,615	314,220

Operating expenses:
Sales and marketing	267,138	235,072	211,280	188,727	160,478
Research and development	126,515	113,095	87,841	84,692	70,896
General and administrative	62,445	54,192	45,199	42,500	42,497

Total operating expenses	456,098	402,359	344,320	315,919	273,871

Operating income	102,091	87,722	78,212	62,696	40,349
Other income (expense):
Interest income	9,822	6,847	3,758	2,905	2,511
Net foreign exchange gain (loss)	1,672	740	(1,566)	1,287	1,125
Other income (expense), net	(158)	(7)	276	(2,075)	506

Income before income taxes	113,427	95,302	80,680	64,813	44,491
Provision for income taxes	6,394	22,594	19,163	16,203	11,123

Net income	$107,033	$72,708	$61,517	$48,610	$33,368

Basic earnings per share	$1.35	$0.91	$0.78	$0.62	$0.43

Weighted average shares outstanding - basic	79,468	79,519	78,552	78,680	77,438

Diluted earnings per share	$1.32	$0.89	$0.76	$0.59	$0.41

Weighted average shares outstanding - diluted	81,043	81,519	80,910	82,096	80,946

Cash dividends paid per common share	$0.34	$0.24	$0.20	$0.18	$0.07

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$194,839	$100,287	$55,864	$76,216	$53,446
Short-term investments	93,838	150,190	119,846	150,392	141,227
Working capital	419,874	379,733	274,686	309,635	255,330
Total assets	818,812	721,220	608,336	582,093	525,151
Long-term debt, net of current portion	—	—	—	—	—
Total stockholders' equity	661,086	596,682	503,850	486,449	439,452

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding our future financial performance or operations (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “may,” “will,” “project,” “continue,” or “estimate” or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors including those set forth under the heading “Risk Factors” beginning on page 9, and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

   Overview

        National Instruments designs, develops, manufactures and markets instrumentation and automation software and hardware for general commercial, industrial and scientific applications. We offer hundreds of products used to create virtual instrumentation systems for measurement and automation. We have identified a large and diverse market for design, control and test applications. Our products are used in a variety of applications from research and development to production testing, monitoring and industrial control. We sell to a large number of customers in a wide variety of industries. No single customer accounted for more than 3% of our sales in 2007, 2006 or 2005.

The key strategies that management focuses on in running our business are the following:

Expanding our broad customer base:

        We strive to increase our already broad customer base by serving a large market on many computer platforms, through a global sales, marketing and distribution network. We also seek to acquire new technologies and expertise from time to time in order to open new opportunities for our existing product portfolio. While we continue our efforts to expand our customer base, we are also benefiting from our efforts in increasing order size from both new and existing customers.

Maintaining a high level of customer satisfaction:

        To maintain a high level of customer satisfaction we strive to offer innovative, modular and integrated products through a global sales and support network. We strive to maintain a high degree of backwards compatibility across different platforms in order to preserve the customer’s investment in our products. In this time of intense global competition, we believe it is crucial that we continue to offer products with quality and reliability, and that these products provide cost-effective solutions for our customers.

Leveraging external and internal technology:

        Our product strategy is to provide superior products by leveraging generally available technology, supporting open architectures on multiple platforms and by leveraging our core technologies such as custom ASICs (application-specific integrated circuits) across multiple products.

        We sell into the test and measurement (“T&M”) and the industrial automation (“IA”) industries and as such are subject to the economic and industry forces which drive those markets. It has been our experience that the performance of these industries and our performance is impacted by general trends in industrial production for the global economy and by the specific performance of certain vertical markets that are intensive consumers of measurement technologies. Examples of these markets are semiconductor capital equipment, telecom, defense, aerospace, automotive and others. In assessing our business, our management considers the trends in the Global Purchasing Managers Index (published by JP Morgan), global industrial production as well as industry reports on the specific vertical industries that we target.

        We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the United States and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 55%, 52%, and 52% of our revenues in 2007, 2006, and 2005, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign-currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. See Note 12 of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and identifiable assets.

        We manufacture a substantial majority of our products at our facility in Debrecen, Hungary. Additional production primarily of low volume or newly introduced products is done in Austin, Texas. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. We manufacture most of the electronic circuit card assemblies, modules and chassis in-house, although subcontractors are used from time to time. In particular, some chassis are produced by subcontractors in Asia. We manufacture some of our electronic cable assemblies in-house, but many assemblies are produced by subcontractors. We primarily subcontract our software duplication, our technical manuals, and product support documentation.

        We believe that our long-term growth and success depends on delivering high quality software and hardware products on a timely basis. Accordingly, we focus significant efforts on research and development. We focus our research and development efforts on enhancing existing products and developing new products that incorporate appropriate features and functionality to be competitive with respect to technology and price/performance. Our success also is dependant on our ability to obtain and maintain patents and other proprietary rights related to technologies used in our products. We have engaged in litigation and will likely engage in future litigation to protect our intellectual property rights. In monitoring and policing our intellectual property rights, we have been and may be required to spend significant resources.

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

   Results of Operations

        The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our consolidated statements of income:

	Years Ended December 31,
	2007	2006	2005
Net sales:
Americas	44.8%	48.1%	48.2%
Europe	31.2	29.3	30.0
Asia Pacific	24.0	22.6	21.8

Consolidated net sales	100.0	100.0	100.0
Cost of sales	24.6	25.8	26.1

Gross profit	75.4	74.2	73.9
Operating expenses:
Sales and marketing	36.1	35.6	36.9
Research and development	17.1	17.1	15.4
General and administrative	8.4	8.2	7.9

Total operating expenses	61.6	60.9	60.2

Operating income	13.8	13.3	13.7
Other income (expense):
Interest income	1.3	1.0	0.7
Net foreign exchange gain (loss)	0.2	0.1	(0.3)
Other income (expense), net	—	—	—

Income before income taxes	15.3	14.4	14.1
Provision for income taxes	0.8	3.4	3.3

Net income	14.5%	11.0%	10.8%

        Net Sales. In 2007, consolidated net sales were $740.4 million, a 12% increase from 2006, which followed an increase in net sales of 15% in 2006 from the level achieved in 2005. This increase can primarily be attributed to an increased market acceptance of our virtual instrumentation and graphical system design products, which constitutes the vast majority of our product portfolios as well as the introduction of new and upgraded products in all regions. In 2007, we saw an increase in our average order size to a new record of $3,600 as compared to $3,200 in 2006. The increase in sales in 2006 compared to 2005 was primarily attributable to the introduction of new and upgraded products, an increased market acceptance of our products in all regions and the impact of our acquisitions.

        Sales in the Americas increased $13.7 million, or 4%, to $331.5 million in 2007 compared to 2006, which followed a 15% increase in 2006 compared to 2005. The decrease in the percentage growth in sales in the Americas in 2007 is primarily attributable to the overall economic slow-down in North America over the last half of 2007. The increase in sales in the Americas in 2006 was attributable to an increased market acceptance of our products and from revenue of $34.4 million from acquired companies. (See Note 15 of Notes to Consolidated Financial Statements for a description of acquisitions). Sales outside of the Americas, as a percentage of consolidated sales for 2007, increased to 55% from 52% in 2006. European revenue was $230.9 million in 2007, an increase of 19% from 2006, following a 13% increase in 2006 compared to 2005. Asia Pacific revenue grew 19% to $178.0 million in 2007, which followed a 20% increase in 2006 compared to 2005. We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

        Almost all sales made by our direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Between 2007 and 2006, net of hedging results, the change in the exchange rates had the effect of increasing our consolidated sales $21.0 million or 3.2%, increasing European sales by $16.5 million or 8.6% and increasing Asia Pacific by $2.9 million or 1.9%. Between 2006 and 2005, net of hedging results, the change in the exchange rates had the effect of decreasing our consolidated sales by $3.8 million or 0.5%, decreasing European sales by $4.6 million or 3% and had no material effect on sales in Asia Pacific. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing operating expenses $10.4 million, or 2.3%, in 2007, and decreasing operating expenses $1.5 million, or 0.4% in 2006, and increasing operating expenses $4.2 million, or 1.2%, in 2005.

        Gross Profit. As a percentage of sales, gross profit was 75% in 2007 compared to 74% in each of 2006 and 2005. The higher margin in 2007 compared to 2006 is attributable to the net impact of favorable foreign currency exchange rates, the favorable impact of higher sales volume, improved product margins resulting from both price increases and cost reductions on certain products, offset by the unfavorable impact of increased stock-based compensation, and the unfavorable impact of costs incurred to transition our Austin, Texas distribution activities to Hungary. Our gross margin in 2006 remained flat with 2005 primarily because the favorable impact of higher sales volume and improved product margins resulting from both price increases and cost reductions on certain products were offset entirely by the negative impact of unfavorable foreign currency exchange rates, the expensing of stock-based compensation, the increase in the amortization of acquisition intangibles and the write-off in the first quarter of 2006 of some capitalized facility costs due to the transition of production operations to our manufacturing facility in Hungary.

        Sales and Marketing. Sales and marketing expenses in 2007 increased to $267.1 million, a 14% increase, compared to 2006 following an increase of 11% in 2006 compared to 2005. As a percentage of net sales, sales and marketing expenses were 36% in each of 2007 and 2006 and 37% in 2005. Approximately 68% of the increase in sales and marketing expense in 2007 was attributable to an increase in sales and marketing personnel, increases in stock-based compensation and the increase in variable compensation from higher sales volume. Approximately 84% of the increase in sales and marketing expense in 2006 compared to 2005 was attributable to an increase in sales and marketing personnel, the increase in variable compensation from higher sales volume and from the impact of the expensing of stock-based compensation. In 2008, we expect to make additional investment in our field sales. As such, we expect sales and marketing expenses in 2008 and in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on recruiting, marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

        Research and Development. Research and development expenses in 2007 increased to $126.5 million, a 12% increase, compared to 2006 following an increase of 29% in 2006 compared to 2005. As a percentage of net sales, research and development expense was 17% in each of 2007 and 2006 and 15% in 2005. The increase in research and development costs in 2007 compared to 2006 was primarily due to increases in personnel costs from the hiring of additional product development engineers as well as increases related to stock-based compensation. Research and development expenses in 2006 increased compared to 2005 both in absolute dollars and as a percentage of revenue primarily as a result of increases in personnel costs from the hiring of additional product development engineers, from the impact of the expensing of stock-based compensation, and from the decrease in the capitalization of software development costs. Research and development personnel increased from 1,122 at December 31, 2006 to 1,306 at December 31, 2007. We plan to continue making a significant investment in research and development to remain competitive and support revenue growth.

        We capitalize software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” We amortize such costs over the related product’s estimated economic useful life, generally three years, beginning when a product becomes available for general release. Software amortization expense included in cost of goods sold totaled $8.9 million, $9.1 million, and $7.2 million during 2007, 2006, and 2005, respectively. Internally developed software costs capitalized during these years were $8.3 million, $7.4 million, and $13.4 million, respectively. (See Note 5 of Notes to Consolidated Financial Statements for a description of intangibles.)

        General and Administrative. General and administrative expenses in 2007 increased to $62.4 million, a 15% increase compared to 2006, following an increase of 20% in 2006 compared to 2005. As a percentage of net sales, general and administrative expenses were approximately 8% in each of 2007, 2006 and 2005. The increase in general and administrative expenses in 2007 was primarily attributable to increases in personnel costs due to the increase in general and administrative personnel and increases in stock-based compensation as well as severance and lease termination costs incurred as a result of the restructuring of our Dublin, Ireland operations. The increases in general and administrative expenses in 2006 compared to 2005 were primarily attributable to increases in personnel costs from both the increase in international general and administrative personnel, the impact of the expensing of stock-based compensation, and the effect of decreased litigation costs in 2005. We expect that general and administrative expenses in future periods will fluctuate in absolute amounts and as a percentage of revenue.

        Interest Income. Interest income increased 43% in 2007 from 2006, which followed an increase of 82% in 2006 from 2005. The increase in interest income in 2007 was primarily driven by an increase in investment funds. The increase in interest income in 2006 compared to 2005 was due to higher yields on larger invested funds. The primary source of interest income is from the investment of our cash and short-term investments. Net cash provided by operating activities totaled $147.4 million and $97.9 million in 2007 and 2006, respectively.

        Net Foreign Exchange Gain (Loss). We experienced net foreign exchange gains of $1.7 million in 2007, compared to gains of $740,000 in 2006 and losses of $1.6 million in 2005. These results are attributable to movements between the U.S. dollar and the local currencies in countries in which our sales subsidiaries are located. We recognize the local currency as the functional currency for most of our international subsidiaries.

        We utilize foreign currency forward contracts to hedge up to 90% of our foreign currency-denominated receivables in order to reduce our exposure to significant foreign currency fluctuations. We typically limit the duration of our “receivables” foreign currency forward contracts to approximately 90 days.

        We also utilize foreign currency forward contracts and foreign currency purchased option contracts in order to reduce our exposure to fluctuations in future foreign currency cash flows. We purchase these contracts for up to 100% of our forecasted exposures in selected currencies (primarily the euro, yen and pound sterling) and limit the duration of these contracts to 40 months or less. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” As a result, our hedging activities only partially address our risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. We do not invest in contracts for speculative purposes. (See Note 11 of Notes to Consolidated Financial Statements for a description of our forward and purchased option contracts and hedged positions.) Our hedging strategy reduced our foreign exchange gains for December 31, 2007 by $1.1 million and reduced our foreign exchange gain for December 31, 2006 by $1.0 million.

        Provision for Income Taxes. Our provision for income taxes reflected an effective tax rate of 6% in 2007 and 24% in 2006 and 2005. Our effective tax rate is lower than the U.S. federal statutory rate of 35% primarily as a result of the research and development tax credit, tax-exempt interest and reduced tax rates in certain foreign jurisdictions. The decrease in our tax rate in 2007 from 2006 and 2005 is due to increased profits in foreign jurisdictions with reduced income tax rates and the partial release of a valuation allowance on deferred tax assets recorded as a result of the restructuring of our manufacturing operation in Hungary. (See Note 7 of Notes to Consolidated Financial Statements.)

   Liquidity and Capital Resources

        We currently finance our operations and capital expenditures through cash flow from operations. At December 31, 2007, we had working capital of approximately $419.9 million compared to $379.7 million at December 31, 2006. Net cash provided by operating activities in 2007, 2006, and 2005 totaled $147.4 million, $97.9 million, and $88.1 million, respectively.

        Accounts receivable increased to $131.3 million at December 31, 2007 from $117.2 million at December 31, 2006, as a result of higher sales levels in the fourth quarter of 2007 compared to the fourth quarter of 2006. Days sales outstanding at December 31, 2007 increased to 61 days from 59 days at December 31, 2006. Consolidated inventory balances increased to $82.7 million at December 31, 2007 from $77.1 million at December 31, 2006. Inventory turns decreased to 2.3 per year for 2007 from 2.4 per year for 2006. The increase in inventory in 2007 was driven primarily by increased production in anticipation of high demand levels during the fourth quarter of 2007.

        Cash used in 2007 for the purchase of property and equipment totaled $24.9 million, for the capitalization of internally developed software costs totaled $8.3 million and for additions to other intangibles totaled $6.4 million. Cash used in 2006 for the purchase of property and equipment totaled $18.5 million, for the capitalization of internally developed software costs totaled $7.4 million and for additions to other intangibles totaled $3.1 million. Cash used in 2005 for acquisitions totaled $63.9 million, for the purchase of property and equipment totaled $15.4 million, for the capitalization of internally developed software costs totaled $13.4 million and for additions to other intangibles totaled $4.3 million.

        Cash provided by the issuance of common stock totaled $36.5 million, $37.1 million and $23.2 million in 2007, 2006 and 2005, respectively, and cash used for payment of dividends totaled $27.1 million, $19.0 million and $15.8 million in 2007, 2006 and 2005, respectively. The issuance of common stock was to employees under our Employee Stock Purchase Plan, our 1994 Incentive Plan and our 2005 Incentive Plan. Cash used for the repurchase of common stock totaled $79.7 million, $16.5 million and $49.5 million in 2007, 2006 and 2005, respectively.

        The following summarizes our contractual cash obligations as of December 31, 2007 (in thousands):

	Payments Due by Period
	Total	2008	2009	2010	2011	2012	Beyond
Long-term debt	$—	$—	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—	—	—
Operating leases	25,454	9,426	6,926	4,369	2,503	1,150	1,080
Other long-term obligations	—	—	—	—	—	—	—

Total contractual cash obligations	$25,454	$9,426	$6,926	$4,369	$2,503	$1,150	$1,080

        The following summarizes our other commercial commitments as of December 31, 2007 (in thousands):

	Total	2008	2009	2010	2011	2012	Beyond
Guarantees	$4,667	$4,667	$—	$—	$—	$—	$—
Purchase obligations	8,340	8,340	—	—	—	—	—

Total commercial commitments	$13,007	$13,007	$—	$—	$—	$—	$—

        We currently expect to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances and internally generated funds. As of December 31, 2007 and 2006, we had no debt outstanding. We believe that our cash flow from operations and existing cash balances and short-term investments will be sufficient to meet our cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months will depend on our profitability, our ability to manage working capital requirements and our rate of growth.

   Financial Risk Management

        Our international sales are subject to inherent risks, including fluctuations in local economies; fluctuations in foreign currencies relative to the US dollar; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, we are subject to the risks associated with fluctuations in currency rates. In particular, increases in the value of the dollar against foreign currencies decrease the U.S. dollar value of foreign sales requiring that we either increase our price in the local currency, which could render our product prices noncompetitive, or suffer reduced revenues and gross margins as measured in U.S. dollars. These dynamics have adversely affected our revenue growth in international markets in previous years. Our foreign currency hedging program includes both foreign currency forward and purchased option contracts to reduce the effect of exchange rate fluctuations. However, our hedging program will not eliminate all of our foreign exchange risks. (See “Net Foreign Exchange Gain (Loss)” and Note 11 of Notes to Consolidated Financial Statements.)

   Inventory Management

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

   Off-Balance Sheet Arrangements

        We have no debt or off-balance sheet debt. As of December 31, 2007, we have non-cancelable operating lease obligations of approximately $25.5 million and contractual purchase commitments with various suppliers of general components and customized inventory components of approximately $8.3 million. As of December 31, 2007, we have outstanding guarantees for payment of customs and foreign grants totaling approximately $4.7 million. (See Note 13 of Notes to Consolidated Financial Statements.) As of December 31, 2007, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

   Market Risk

        We are exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in foreign currency values and changes in the market value of our investments.

        Foreign Currency Hedging Activities. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option contracts and forward contracts to hedge our exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. We monitor our foreign exchange exposures regularly to ensure the overall effectiveness of our foreign currency hedge positions. However, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at December 31, 2007 and 2006, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate fair market value of all of our instruments outstanding of approximately $10.0 million and $6.6 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 10 of Notes to Consolidated Financial Statements for a description of our financial instruments at December 31, 2007 and 2006.)

        Short-term Investments. The fair value of our investments in marketable securities at December 31, 2007 and 2006 was $93.8 million and $150.2 million, respectively. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the full investment of available funds. We diversify our marketable securities portfolio by investing in multiple types of investment-grade securities. Our investment portfolio is primarily invested in securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on our investment portfolio and interest rates at December 31, 2007 and 2006, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $470,000 and $750,000, respectively, in the fair value of our investment portfolio. Although changes in interest rates may affect the fair value of our investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold or if the unrealized loss was considered to be other than temporary.

        Included within our short–term investments are Aaa/AAA/AA rated investments in auction rate securities. Auction rate securities are variable rate debt instruments whose interest rates are reset approximately every 7 to 35 days. The underlying securities generally have longer dated contractual maturities. The auction rate securities are classified as available-for-sale and are recorded at estimated fair value. Typically, the carrying value of auction rate securities approximates estimated fair value due to the frequent resetting of the interest rates. Included in short-term investments at December 31, 2007, were auction rate securities with a principal cost of $32.4 million which were reported at their fair-market value of $32.4 million. At December 31, 2007, we did not report any unrealized gains or losses related to these securities as we have historically reported the fair market value of these investments at par since that is the value we received when trading them in the established market. Any difference between par value and the purchase price or settlement value have historically been comprised of accrued interest.

   Recently Issued Accounting Pronouncements

        In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of Statement of Financial Accounting Standards (“SFAS”) 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation was effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007 as required. The cumulative effect of adopting FIN 48 was recorded in retained earnings upon adoption. The adoption of FIN 48 did not have a significant impact on our financial position or results of operations. (See Note 7 of Notes to Consolidated Financial Statements).

        In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS 157 on January 1, 2008, as required. We do not expect the adoption of SFAS 157 to have a significant impact on our financial position or results of operations.

        In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement 115. This standard permits an entity to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This statement is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008 as required. We do not expect the adoption of SFAS 159 to have a significant impact on our financial position or results of operations.

        In December 2007, the FASB issued SFAS 141(R), Business Combinations—a replacement of FASB Statement No. 141, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 141(R) and have not yet determined the impact on our consolidated financial statements.

   Critical Accounting Policies

        Our critical accounting policies are as follows:

o Revenue recognition

We derive revenue primarily from the sale/licensing of integrated hardware and software solutions. Independent sales of application software licenses include post contract support services. In addition, training services are sold separately. The products and services are generally sold under standardized licensing and sales arrangements with payment terms ranging from net 30 days in the United States to net 30 days and up to net 90 days in some international markets. Approximately 95% of our product/license sales include both hardware and software in the customer arrangement, with a small percentage of sales including other services. We offer rights of return and standard warranties for product defects related to our products. The rights of return are generally for a period of up to 30 days after the delivery date. The standard warranties cover periods ranging from 90 days to three years. We do not enter into contracts requiring product acceptance from the customer.

Revenue is recognized in accordance with the provisions of SOP 97-2 when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. We enter into certain arrangements where we are obligated to deliver multiple products and/or services (“multiple elements”). In these transactions, we allocate the total revenue among the elements based on vendor specific objective evidence (“VSOE”) of fair value as determined by the sales price of each element when sold separately.

When VSOE of fair value is available for the undelivered element of a multiple element arrangements, sales revenue is generally recognized on the date the product is shipped, using the relative fair value or residual method under SOP 97-2, with a portion of revenue recorded as deferred (unearned) due to applicable undelivered elements. Undelivered elements for our multiple-element arrangements with a customer are generally restricted to post contract support and training and education. The amount of revenue allocated to these undelivered elements is based on the VSOE of fair value for those undelivered elements. Deferred revenue due to undelivered elements is recognized ratably on a straight-line basis over the service period or when the service is completed. When VSOE of fair value is not available for the undelivered element of a multiple element arrangement, sales revenue is generally recognized ratably, on a straight-line basis over the service period of the undelivered element, generally 12 months or when the service is completed in accordance with the subscription method under SOP 97-2. Deferred revenue at December 31, 2007 and 2006 was $36.1 million and $22.2 million, respectively.

The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether VSOE of fair value exists for those elements. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product’s estimated life cycle could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

Provision for estimated sales returns is made by reducing recorded revenue based on historical experience. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of our allowance for sales returns. The accounts receivable are net of allowance for sales returns of $1.7 million and $1.5 million at December 31, 2007 and 2006, respectively.

o Estimating allowances, specifically sales returns, the allowance for doubtful accounts and the adjustment for excess and obsolete inventories

The preparation of financial statements requires that we make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, we must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of our sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. The allowance for sales returns was $1.7 million and $1.5 million at December 31, 2007 and 2006, respectively. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Similarly, management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. The allowance for doubtful accounts was $3.9 million and $2.9 million at December 31, 2007 and 2006, respectively. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based on assumptions of future demand and market conditions. Our allowance for excess and obsolete inventories was $4.2 million and $5.2 million at December 31, 2007 and 2006, respectively. If actual market conditions are less favorable than those projected by management, additional inventory write downs would be required.

o Accounting for costs of computer software

We capitalize costs related to the development and acquisition of certain software products. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Amortization is computed on an individual product basis for those products available for market and has been recognized based on the product’s estimated economic life, generally three years. At each balance sheet date, the unamortized costs are reviewed by management and reduced to net realized value when necessary. As of December 31, 2007, unamortized capitalized software development costs was $15.1 million.

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

When it is determined that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate. As of December 31, 2007, we had net goodwill of approximately $54.1 million.

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

As a result of certain foreign investment incentives available under Hungarian law, the profit from our Hungarian operation has been subject to a reduced income tax rate. This special tax status terminated on January 1, 2008, upon the effective date of the merger of our Hungary manufacturing operations with its Hungarian parent company which was approved in December of 2007. The tax position of our Hungarian operation continues to benefit from assets created by the restructuring of our operations in Hungary. These benefits may not be available in the future due to changes in Hungary’s political condition and/or tax laws. The reduction or elimination of these tax benefits could result in an increase in our future effective income tax rate, which could have a material adverse effect on our operating results.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-27 hereof.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no disagreements with accountants on accounting and financial disclosure for the year ended December 31, 2007.

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

        Management assessed our internal control over financial reporting as of December 31, 2007, which was the end of our fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

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

        Our independent registered public accounting firm, Ernst & Young LLP, audited our consolidated financial statements, and independently assessed the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued their report, which is included in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

        During the three months ended December 31, 2007, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed with Report

1.	Financial Statements.
	Report of Independent Registered Public Accounting Firm	F-2
	Report of Independent Registered Public Accounting Firm	F-3
	Consolidated Balance Sheets	F-4
	Consolidated Statements of Income	F-5
	Consolidated Statements of Cash Flows	F-6
	Consolidated Statements of Stockholders' Equity	F-7
	Notes to Consolidated Financial Statements	F-8
2.	Financial Statement Schedules.
None
3.	Exhibits.
Exhibit Number		Description
3.1	(2)	Certificate of Incorporation, as amended, of the Company.
3.2		Amended and Restated Bylaws of the Company.
3.3	(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1	(1)	Specimen of Common Stock certificate of the Company.
4.2	(3)	Rights Agreement dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A.
10.1	(1)	Form of Indemnification Agreement.
10.2	(5)	1994 Incentive Plan, as amended.*
10.3	(9)	1994 Employee Stock Purchase Plan.*
10.4	(6)	Long-Term Incentive Program.*
10.5	(7)	2005 Incentive Plan.*
10.6	(8)	National Instruments Corporation Annual Incentive Program.*
10.8	(10)	Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.9	(10)	Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.10	(10)	Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.11	(10)	Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
21.1		Subsidiaries of the Company.
23.1		Consent of Independent Registered Public Accounting Firm.
24.0		Power of Attorney (included on page 35).
31.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.

(2)	Incorporated by reference to the same-numbered exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(3)	Incorporated by reference to exhibit 4.1 filed with the Company's current Report on Form 8-K filed on January 28, 2004.

(4)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 8-K on April 27, 2004.

(5)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 10-Q on August 5, 2004.

(6)	Incorporated by reference to the same-numbered exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(7)	Incorporated by reference to exhibit A of the Company's Proxy Statement dated and filed on April 4, 2005.

(8)	Incorporated by reference to the exhibit 10.1 filed with the Company's Current Report on Form 8-K filed June 27, 2006.

(9)	Incorporated by reference to the exhibit 10.3 filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(10)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 10-Q filed on August 2, 2006.

*	Management Contract or Compensatory Plan or Arrangement.

(b)	Exhibits

                                  See Item 15(a)(3) above.

(c)	Financial Statement Schedules

                                  See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant NATIONAL INSTRUMENTS CORPORATION
February 26, 2008	BY:	/s/ Dr. James J. Truchard
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

Signature	Capacity in Which Signed	Date
/s/ Dr. James J. Truchard Dr. James J. Truchard	Chairman of the Board and President (Principal Executive Officer)	February 26, 2008
/s/ Alex M. Davern Alex M. Davern	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2008
/s/ Jeffrey L. Kodosky Jeffrey L. Kodosky	Director	February 23, 2008
/s/ Dr. Donald M. Carlton Dr. Donald M. Carlton	Director	February 24, 2008
/s/ Dr. Ben G. Streetman Dr. Ben G. Streetman	Director	February 26, 2008
/s/ R. Gary Daniels R. Gary Daniels	Director	February 25, 2008
/s/ Charles J. Roesslein Charles J. Roesslein	Director	February 26, 2008
/s/ Duy-Loan T. Le Duy-Loan T. Le	Director	February 25, 2008

NATIONAL INSTRUMENTS CORPORATION

        All schedules are omitted because they are not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of National Instruments Corporation:

We have audited National Instruments Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Instruments Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, National Instruments Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Instruments Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
February 26, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of National Instruments Corporation:

We have audited the accompanying consolidated balance sheets of National Instruments Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Instruments Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles

As discussed in Note 7 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standard Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109). Additionally, as discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Instruments Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
February 26, 2008

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2007	2006
Assets

Current assets:
Cash and cash equivalents	$194,839	$100,287
Short-term investments	93,838	150,190
Accounts receivable, net	131,282	117,235
Inventories, net	82,675	77,138
Prepaid expenses and other current assets	23,312	11,393
Deferred income taxes, net	19,264	20,851

Total current assets	545,210	477,094
Property and equipment, net	151,462	145,425
Goodwill, net	54,111	53,343
Intangible assets, net	40,357	40,065
Other long-term assets	27,672	5,293

Total assets	$818,812	$721,220

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$36,187	$32,001
Accrued compensation	25,778	20,912
Deferred revenue	36,091	22,208
Accrued expenses and other liabilities	10,437	10,713
Other taxes payable	16,843	11,527

Total current liabilities	125,336	97,361
Deferred income taxes	21,221	20,472
Other long-term liabilities	11,169	6,801

Total liabilities	157,726	124,634

Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 180,000,000 shares authorized; 79,405,359 and 79,883,837 shares issued and outstanding, respectively	794	799
Additional paid-in capital	89,809	109,851
Retained earnings	563,418	483,437
Accumulated other comprehensive income	7,065	2,499

Total stockholders' equity	661,086	596,586

Total liabilities and stockholders' equity	$818,812	$721,220

        The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Years
	Ended December 31,
	2007	2006	2005
Net sales	$740,378	$660,407	$571,841
Cost of sales	182,189	170,326	149,309

Gross profit	558,189	490,081	422,532

Operating expenses:
Sales and marketing	267,138	235,072	211,280
Research and development	126,515	113,095	87,841
General and administrative	62,445	54,192	45,199

Total operating expenses	456,098	402,359	344,320

Operating income	102,091	87,722	78,212

Other income (expense):
Interest income	9,822	6,847	3,758
Net foreign exchange gain (loss)	1,672	740	(1,566)
Other income (expense), net	(158)	(7)	276

Income before income taxes	113,427	95,302	80,680
Provision for income taxes	6,394	22,594	19,163

Net income	$107,033	$72,708	$61,517

Basic earnings per share	$1.35	$0.91	$0.78

Weighted average shares outstanding - basic	79,468	79,519	78,552

Diluted earnings per share	$1.32	$0.89	$0.76

Weighted average shares outstanding - diluted	81,043	81,519	80,910

Dividends declared per share	$0.34	$0.24	$0.20

        The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2007	2006	2005
Cash flow from operating activities:
Net income	$107,033	$72,708	$61,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,605	34,181	28,553
Stock-based compensation	17,754	14,507	1,545
Provision for (benefit from) deferred income taxes	(17,185)	(1,823)	3,219
Tax benefit from stock option plans	(2,964)	(4,271)	675
Changes in operating assets and liabilities:
Accounts receivable	(14,047)	(21,502)	(4,080)
Inventories	(5,537)	(14,311)	(4,572)
Prepaid expenses and other assets	(12,099)	2,116	(2,177)
Accounts payable	4,186	1,169	4,647
Deferred revenue	13,883	6,190	3,847
Taxes and other liabilities	19,743	8,927	(5,124)

Net cash provided by operating activities	147,372	97,891	88,050

Cash flow from investing activities:
Acquisitions, net of cash received	—	—	(63,891)
Capital expenditures	(24,864)	(18,503)	(15,383)
Capitalization of internally developed software	(8,263)	(7,370)	(13,380)
Additions to other intangibles	(6,447)	(3,115)	(4,288)
Purchases of short-term investments	(87,586)	(244,238)	(124,227)
Sales and maturities of short-term investments	143,938	213,894	154,773
Purchases of foreign currency option contracts	(2,242)	—	—

Net cash provided by (used in) investing activities	14,536	(59,332)	(66,396)

Cash flow from financing activities:
Proceeds from issuance of common stock	36,460	37,146	23,222
Repurchase of common stock	(79,728)	(16,519)	(49,452)
Dividends paid	(27,052)	(19,034)	(15,776)
Tax benefit from stock option plans	2,964	4,271	—

Net cash provided by (used in) financing activities	(67,356)	5,864	(42,006)

Net change in cash and cash equivalents	94,552	44,423	(20,352)
Cash and cash equivalents at beginning of period	100,287	55,864	76,216

Cash and cash equivalents at end of period	$194,839	$100,287	$55,864

Cash paid for interest and income taxes
Interest	$159	$41	$17
Income taxes	$21,147	$9,827	$15,117

        The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2004	78,945,580	$789	$98,897	$—	$384,118	$2,645	$486,449
Net income					61,517		61,517
Foreign currency translation adjustment
(net of $1,636 tax benefit)						(5,181)	(5,181)
Unrealized gain on securities available for sale
(net of $0 tax expense)						50	50
Unrealized gain on derivative instruments
(net of $253 tax expense)						801	801

Total comprehensive income							57,187

Net activity related to restricted stock units
plans, including tax benefits	813,305	8	18,084	(16,547)			1,545
Issuance of common stock under employee
plans, including tax benefits	1,573,547	16	23,206				23,222
Repurchase and retirement of common stock	(2,056,346)	(20)	(49,432)				(49,452)
Dividends paid					(15,776)		(15,776)
Disqualified dispositions			675				675

Balance at December 31, 2005	79,276,086	$793	$91,430	($16,547)	$429,859	($1,685)	$503,850
Net income					72,708		72,708
Foreign currency translation adjustment
(net of $1,434 tax expense)						4,542	4,542
Unrealized gain on securities available for sale
(net of $0 tax expense)						78	78
Unrealized loss on derivative instruments
(net of $138 tax benefit)						(436)	(436)

Total comprehensive income							76,892

Issuance of common stock under employee
plans, including tax benefits	2,028,966	20	37,127				37,147
Stock-based compensation			14,506				14,506
Repurchase and retirement of common stock	(607,910)	(6)	(16,513)				(16,519)
Effect of adoption of SFAS 123R	(813,305)	(8)	(16,539)	16,547			—
Dividends paid					(19,034)		(19,034)
Disqualified dispositions			(160)				(160)
Effect of adoption of FIN48					(96)		(96)

Balance at December 31, 2006	79,883,837	$799	$109,851	$—	$483,437	$ 2,499	$596,586
Net income					107,033		107,033
Foreign currency translation adjustment
(net of $286 tax expense)						4,483	4,483
Unrealized gain on securities available for sale
(net of $13 tax expense)						200	200
Unrealized loss on derivative instruments
(net of $7 tax benefit)						(117)	(117)

Total comprehensive income							111,599

Issuance of common stock under
employee plans, including tax benefits	2,251,657	22	36,438				36,460
Stock-based compensation			17,754				17,754
Repurchase and retirement of common stock	(2,730,135)	(27)	(79,701)				(79,728)
Dividends paid					(27,052)		(27,052)
Disqualified dispositions			5,467				5,467

Balance at December 31, 2007	79,405,359	$794	$89,809	$—	$563,418	$7,065	$661,086

        The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:     Operations and summary of significant accounting policies

        National Instruments Corporation is a Delaware corporation. We engage in the design, development, manufacture and marketing of instrumentation software and specialty computer plug-in cards and accessories that users combine with industry standard computers, networks and the Internet to create measurement and automation systems. We offer hundreds of products used to create virtual instrumentation systems for general, commercial, industrial and scientific applications. Our products may be used in different environments, and consequently, specific application of our products is determined by the customer and generally is not known to us. We approach all markets with essentially the same products, which are used in a variety of applications from research and development to production testing, monitoring and industrial control. The following industries and applications are served by us worldwide: advanced research, automotive, commercial aerospace, computers and electronics, continuous process manufacturing, education, government/defense, medical research/pharmaceutical, power/energy, semiconductors, automated test equipment, telecommunications and others. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

   Principles of consolidation

        The consolidated financial statements include the accounts of National Instruments Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        Certain prior year amounts have been reclassified to conform with the 2007 presentation as shown in the following table:

	2006 Balances as presented in the current year Consolidated Balance Sheet	(a)	(b)	2006 Balance as presented in the prior year Consolidated Balance Sheet
Accrued expenses and other liabilities	10,713	(3,063)	(2,158)	15,934
Deferred income tax	20,472	(1,484)		21,956
Other long-term liabilities	6,801	4,643	2,158	—
Retained earnings	483,437	(96)		483,533

(a)	These amounts have been reclassified to as a result of the adoption of FIN 48 (See Note 7 of Notes to the Consolidated Financial Statements.)

(b)

These amounts have been reclassified for comparability of an other long-term liability previously included in accrued expenses and other liabilities due to the fact that it was not material for separate disclosure on the face of the balance sheet.

	2006 Balances as presented in the current year Note 7: Income Taxes	(c)	2006 Balance as presented in the prior year Note 7: Income Taxes
Depreciation and amortization	6,634	(2,437)	9,071
Intangibles	(83,247)	2,437	(85,684)

(c)	These amounts have been reclassified in the deferred tax assets (liabilities) table in Note 7 of Notes to Consolidated Financial Statements for comparability to corresponding amounts reported in 2007.

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

   Accounts Receivable, net

        Accounts receivable are recorded net of allowance for sales returns of $1.7 million and $1.5 million at December 31, 2007 and 2006, respectively, and net of allowances for doubtful accounts of $3.9 million and $2.9 million at December 31, 2007 and 2006, respectively. A provision for estimated sales returns is made by reducing recorded revenue based on historical experience. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of our allowance for sales returns. Our allowance for doubtful accounts is based on historical experience. We analyze historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts.

Year	Description	Balance at Beginning of Period	Provision for Bad Debt Expense	Write-Offs Charged to Allowances	Balance at End of Period
2005	Allowance for doubtful accounts and sales returns	$3,511	$1,462	$239	$4,734
2006	Allowance for doubtful accounts and sales returns	4,734	33	407	4,360
2007	Allowance for doubtful accounts and sales returns	4,360	1,940	698	5,602

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

        Inventory is shown net of adjustment for excess and obsolete inventories of $4.2 million and $5.2 million at December 31, 2007 and 2006, respectively.

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

   Concentrations of credit risk

        We maintain cash and cash equivalents with various financial institutions located in many countries throughout the world. At December 31, 2007, $97 million or 49.7% of our cash and cash equivalents were held in the ABN AMRO Global Liquidity Fund. This fund carries a Aaa rating by Moody’s and an AAA rating by S&P. The remaining balances are located in various operating cash accounts throughout the world. There are not any other significant concentrations in those accounts at December 31, 2007.

        At December 31, 2007, $32.4 million or 35% of our short-term investments were held in auction rate securities and $61.4 million or 65% were held in tax exempt municipal bonds. No single issuer of the auction rate securities or the tax exempt municipal bonds represented more than 10% or our short-term investments at December 31, 2007. In accordance with our investment policy and guidelines, our short-term investments are diversified among and limited to high quality securities with a minimum of investment grade ratings. We actively monitor our investment portfolio to ensure compliance with our investment objective to preserve capital, meet liquidity requirements and maximize return on our investments. We do not require collateral or enter into master netting arrangements to mitigate our credit risk. (See Note 2 of the Notes to the Consolidated Financial Statements.)

        At December 31, 2007, we held foreign currency forward and option contracts with an aggregate notional amount of $96.8 million with various counterparties and with varying maturity dates. Our counter parties in our foreign currency forward and option contracts are major financial institutions. We do not anticipate nonperformance by these counterparties. (See Note 11 of the Notes to the Consolidated Financial Statements.)

        Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across many countries and industries. The amount of sales to any individual customer did not exceed 3% of revenue for the periods presented. The largest trade account receivable from any individual customer at December 31, 2007 was approximately $4.0 million.

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

   Revenue recognition

        We derive revenue primarily from the sale/licensing of integrated hardware and software solutions. Independent sales of application software licenses include post contract support services. In addition, training services are sold separately. The products and services are generally sold under standardized licensing and sales arrangements with payment terms ranging from net 30 days in the United States to net 30 days and up to net 90 days in some international markets. Approximately 95% of our product/license sales include both hardware and software in the customer arrangement, with a small percentage of sales including other services. We offer rights of return and standard warranties for product defects related to our products. The rights of return are generally for a period of up to 30 days after the delivery date. The standard warranties cover periods ranging from 90 days to three years. We do not enter into contracts requiring product acceptance from the customer.

        Revenue is recognized in accordance with the provisions of SOP 97-2 when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. We enter into certain arrangements where we are obligated to deliver multiple products and/or services (“multiple elements”). In these transactions, we allocate the total revenue among the elements based on vendor specific objective evidence (“VSOE”) of fair value as determined by the sales price of each element when sold separately.

        When VSOE of fair value is available for the undelivered element of a multiple element arrangements, sales revenue is generally recognized on the date the product is shipped, using the relative fair value or residual method under SOP 97-2, with a portion of revenue recorded as deferred (unearned) due to applicable undelivered elements. Undelivered elements for our multiple-element arrangements with a customer are generally restricted to post contract support and training and education. The amount of revenue allocated to these undelivered elements is based on the VSOE of fair value for those undelivered elements. Deferred revenue due to undelivered elements is recognized ratably on a straight-line basis over the service period or when the service is completed. When VSOE of fair value is not available for the undelivered element of a multiple element arrangement, sales revenue is generally recognized ratably, on a straight-line basis over the service period of the undelivered element, generally 12 months or when the service is completed in accordance with the subscription method under SOP 97-2. Deferred revenue at December 31, 2007 and 2006 was $36.1 million and $22.2 million, respectively.

        The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether VSOE of fair value exists for those elements. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product’s estimated life cycle could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

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

        The warranty reserve for the years ended December 31, 2007 and 2006, respectively, was as follows (in thousands):

	2007	2006
Balance at the beginning of the period	$867	$915
Accruals for warranties issued during the period	1,625	1,593
Settlements made (in cash or in kind) during the period	(1,742)	(1,641)

Balance at the end of the period	$750	$867

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

   Advertising expense

        We expense costs of advertising as incurred. Advertising expense for the years ended December 31, 2007, 2006 and 2005 was $51.2 million, $47.3 million and $42.5 million, respectively.

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

        The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the years ended December 31, 2007, 2006 and 2005, respectively, are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Weighted average shares outstanding-basic	79,468	79,519	78,552
Plus: Common share equivalents
Stock options, restricted stock units	1,575	2,000	2,358

Weighted average shares outstanding-diluted	81,043	81,519	80,910

        Stock options to acquire 2,304,078, 3,295,000 and 3,056,000 shares for the years ended December 31, 2007, 2006 and 2005, respectively, were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

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

        Prior to adopting SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock grants as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. As a result, $3.0 million and $4.3 million of excess tax benefits for the years ended December 31, 2007 and 2006, respectively, have been classified as financing cash flows.

        Prior to the effective date of SFAS 123R, we applied Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations for our stock option grants. APB 25 provides that the compensation expense relative to our stock options is measured based on the intrinsic value of the stock option at date of grant.

        As a result of adopting SFAS 123R on January 1, 2006, our income before income taxes and net income for the year ended December 31, 2006 were $9.4 million and $8.7 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the year ended December 31, 2006 were $0.11 and $0.11 lower, respectively, than if we had continued to account for share-based compensation under APB 25. Deferred stock-based compensation balances previously required under APB 25 were adjusted against previously recorded common stock and additional paid-in capital balances upon adoption of SFAS 123R, as required.

        Had we previously recognized compensation costs as prescribed by SFAS 123R, previously reported net income, basic earnings per share and diluted earnings per share would have changed to the pro forma amounts shown below (in thousands, except per share amounts):

Year Ended
December 31, 2005
Net income, as reported	$61,517
Stock-based compensation included in reported net income, net of related tax effects	959
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects.	(13,998)

Pro-forma net income	$48,478

Earnings per share:
Basic - as reported	$0.78
Basic - pro-forma	$0.62
Diluted - as reported	$0.76
Diluted - pro-forma	$0.60

        Pro-forma disclosures for the years ended December 31, 2007 and December 31, 2006 are not presented because the amounts are recognized in the Consolidated Statements of Income. For the years ended December 31, 2007 and 2006, total stock-based compensation was $13.7 million, net of tax of $3.8 million and $11.7 million, net of tax of $2.4 million, respectively. (See Note 8 of Notes to Consolidated Financial Statements).

   Comprehensive income

        Our comprehensive income is comprised of net income, foreign currency translation and unrealized gains and losses on forward and option contracts and securities available for sale. Comprehensive income for 2007, 2006 and 2005 was $111.6 million, $76.9 million and $57.2 million, respectively.

   Recently Issued Accounting Pronouncements

        In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of Statement of Financial Accounting Standards (“SFAS”) 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation was effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007 as required. The cumulative effect of adopting FIN 48 was recorded in retained earnings upon adoption. The adoption of FIN 48 did not have a significant impact on our financial position or results of operations. (See Note 7 of Notes to Consolidated Financial Statements).

        In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS 157 on January 1, 2008, as required. We do not expect the adoption of SFAS 157 to have a significant impact on our financial position or results of operations.

        In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement 115. This standard permits an entity to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This statement is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008 as required. We do not expect the adoption of SFAS 159 to have a significant impact on our financial position or results of operations.

        In December 2007, the FASB issued SFAS 141(R), Business Combinations—a replacement of FASB Statement No. 141, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 141(R) and have not yet determined the impact on our consolidated financial statements.

Note 2:     Short-term investments

        Short-term investments at December 31, 2007 and December 31, 2006, consisting of corporate, state and municipal securities, were acquired at an aggregate cost of $93.6 million and $150.1 million, respectively. The contractual maturities of these securities, which are classified as available-for-sale and carried at fair value, are as follows (in thousands):

	December 31,
	2007	2006
Less than 90 days	$48,371	$73,787
90 days to one year	31,509	31,309
One year through two years	11,874	38,559
Two years or more	2,084	6,535

	$93,838	$150,190

        Included within our short–term investments are Aaa/AAA/AA rated investments in auction rate securities. Auction rate securities are variable rate debt instruments whose interest rates are reset approximately every 7 to 35 days. The underlying securities generally have longer dated contractual maturities. The auction rate securities are classified as available-for-sale and are recorded at estimated fair value. Typically, the carrying value of auction rate securities approximates estimated fair value due to the frequent resetting of the interest rates. Included in short-term investments at December 31, 2007, were auction rate securities with a principal cost of $32.4 million which were reported at their fair-market value of $32.4 million. At December 31, 2007, we did not report any unrealized gains or losses related to these securities as we have historically reported the fair market value of these investments at par since that is the value we received when trading them in the established market. Any difference between par value and the purchase price or settlement value have historically been comprised of accrued interest.

Note 3:     Inventories

        Inventories, net consist of the following (in thousands):

	December 31,
	2007	2006
Raw materials	$40,521	$38,270
Work-in-process	3,511	4,321
Finished goods	38,643	34,547

	$82,675	$77,138

Note 4:     Property and equipment

        Property and equipment consist of the following (in thousands):

	December 31,
	2007	2006
Land	$7,248	$7,165
Buildings	134,609	125,228
Furniture and equipment	127,357	110,710

	269,214	243,103
Accumulated depreciation	(117,752)	(97,678)

	$151,462	$145,425

        Depreciation expense for the years ended December 31, 2007, 2006 and 2005, was $22.2 million, $20.2 million and $17.8 million, respectively.

Note 5:     Intangibles

        Intangibles at December 31, 2007 and 2006 are as follows:

	2007			2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$65,834	$(50,722)	$15,112	$57,571	$(41,791)	$15,780
Acquired technology	21,228	(12,976)	8,252	20,814	(9,734)	11,080
Patents	14,598	(3,789)	10,809	12,928	(3,076)	9,852
Other	10,919	(4,735)	6,184	6,452	(3,099)	3,353

	$112,579	$(72,222)	$40,357	$97,765	$(57,700)	$40,065

        Software development costs capitalized during 2007, 2006 and 2005 were $8.3 million, $7.4 million and $13.4 million, respectively, and related amortization was $8.9 million, $9.1 million and $7.2 million, respectively. Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Patents are amortized using the straight-line method over their estimated period of benefit, generally ten to seventeen years. Total intangible assets amortization expenses were $14.4 million, $13.9 million and $10.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        Capitalized software development costs, acquired technology, patents and other have weighted-average useful lives of 1.9 years, 2.8 years, 8.7 years and 2.3 years, respectively, as of December 31, 2007. The estimated future amortization expense related to intangible assets as of December 31, 2007 is as follows:

Amount
(in thousands)
2008	$15,760
2009	9,577
2010	5,807
2011	3,089
2012	1,654
Thereafter	4,470

$40,357

Note 6:     Goodwill

        The carrying amount of goodwill for 2006 and 2007 are as follows:

Amount
(in thousands)
Balance as of December 31, 2005	$52,533
Acquisitions/purchase accounting adjustments	—
Divestitures	—
Foreign currency translation impact	810

Balance as of December 31, 2006	$53,343
Acquisitions/purchase accounting adjustments	—
Divestitures	—
Foreign currency translation impact	768

Balance as of December 31, 2007	$54,111

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

Note 7:     Income taxes

        The components of income before income taxes are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Domestic	$31,685	$40,681	$40,460
Foreign	81,742	54,621	40,220

	$113,427	$95,302	$80,680

        The provision for income taxes charged to operations is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Current tax expense:
U.S. federal	$15,295	$17,966	$11,022
State	1,155	901	1,029
Foreign	10,568	5,190	3,725

Total current	27,018	24,057	15,776

Deferred tax expense (benefit):
U.S. federal	647	(1,233)	2,396
State	(156)	(90)	(102)
Foreign	(2,783)	(140)	1,093

Total deferred	(2,292)	(1,463)	3,387

Reduction in valuation allowance	(18,332)	—	—

Total provision	$6,394	$22,594	$19,163

        Deferred tax liabilities (assets) at December 31, 2007 and 2006 as follows (in thousands):

	December 31,
	2007	2006
Capitalized software	$4,998	$5,392
Depreciation and amortization	7,031	6,634
Unrealized exchange gain	1,222	2
Undistributed earnings of foreign subsidiaries	9,634	10,313

Gross deferred tax liabilities	22,885	22,341

Operating loss carryforwards	(46,705)	(34,154)
Intangibles	(79,139)	(83,247)
Vacation and other accruals	(5,450)	(3,783)
Inventory valuation and warranty provisions	(6,059)	(6,666)
Doubtful accounts and sales provisions	(1,764)	(1,328)
Intercompany profit	(2,580)	(3,242)
Deferred revenue	(55)	(2,613)
Accrued rent expenses	(115)	(17)
Accrued legal expenses	(1,457)	(1,450)
Unrealized loss on derivative instruments	(213)	(149)
10% minority stock investment	(912)	(906)
Stock-based compensation	(3,536)	(1,954)
Other	(651)	(691)

Gross deferred tax assets	(148,636)	(140,200)

Valuation allowance	106,990	117,768

Net deferred tax liability (asset)	$(18,761)	$(91)

        A reconciliation of income taxes at the U.S. federal statutory income tax rate to the effective tax rate follows:

	Years Ended December 31,
	2007	2006	2005
U.S. federal statutory tax rate	35%	35%	35%
Foreign sales corporation/ETI benefit	—	(1)	(2)
Domestic production activities	(1)	(1)	(1)
Foreign taxes more (less) than federal statutory rate	(14)	(11)	(7)
Change in valuation allowance	(16)	—	(1)
Research and development tax credit	(1)	(1)	(1)
Tax exempt interest	(1)	(1)	(1)
State income taxes, net of federal tax benefit	1	1	1
Employee share-based compensation	2	3	—
Other	1	—	1

Effective tax rate	6%	24%	24%

        As of December 31, 2007, nine of our subsidiaries have available, for income tax purposes, foreign net operating loss carryforwards of an aggregate of approximately $287.5 million, of which $8.6 million expire during the years 2009 — 2014 and $278.9 million of which may be carried forward indefinitely. Our tax valuation allowance relates to the realizability of certain of these foreign net operating loss carryforwards and benefits of tax deductible goodwill in excess of book goodwill.

        We maintain a manufacturing facility in Hungary. As a result of certain foreign investment incentives available under Hungarian law, the profit from our Hungarian operation has been subject to a reduced income tax rate. This special tax status terminated on January 1 2008, upon the merger of our Hungary manufacturing operation with its Hungarian parent company. The merger was effective on January 1, 2008. The aggregate tax benefit of the exemption was $8.7 million and $5.4 million for the years ended December 31, 2007 and 2006, respectively.

        In 2003, we restructured the organization of our manufacturing operation in Hungary. The tax deductible goodwill in excess of book goodwill created by this restructuring resulted in our being required to record a gross deferred tax asset of $91.0 million. The amortization of this excess tax deductible goodwill resulted in a $43.8 million and $32.1 million deferred tax asset for the associated net operating loss for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, the gross deferred tax asset related to the excess tax goodwill was $81.5 million and $85.7 million, respectively. Because we do not expect to have sufficient taxable income in the relevant jurisdiction in future periods to realize the full benefit of these deferred tax assets, a valuation allowance has been established in the amount of $107.0 million and $117.8 million as of December 31, 2007 and 2006, respectively. In December 2007, upon the approval of the merger of our Hungarian manufacturing operation with its Hungarian parent company, we released $18.3 million of the valuation allowance previously established for the excess tax deductible goodwill to reflect the tax benefit we expect to realize following the merger of our Hungarian operations.

        We have not provided for U.S. federal income and foreign withholding taxes on approximately $196.1 million of certain non-U.S. subsidiaries’ undistributed earnings as of December 31, 2007. These earnings would become subject to taxes of approximately $75.4 million, if they were actually or deemed to be remitted to the parent company as dividends or if we should sell our stock in these subsidiaries. We currently intend to reinvest indefinitely these undistributed earnings.

        We adopted the provisions of FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an interpretation of Statement of Financial Accounting Standards (“SFAS”) 109 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The cumulative effect of adopting FIN 48 was $96,000, which was recorded as a reduction in beginning retained earnings upon adoption, as required. We recognized no material adjustment to the liability for unrecognized income tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

(in thousands)
Balance at January 1, 2007	$4,643
Additions based on tax positions related to the current year	3,321
Additions for tax positions of prior years	309

Balance at December 31, 2007	$8,273

        All of our unrecognized tax benefits at December 31, 2007 would affect our effective income tax rate if recognized. As of December 31, 2007, it is deemed reasonably possible that the Company will recognize tax benefits in the amount of $1.2 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty relates to deductions taken on returns that have not been examined by the applicable tax authority.

        We recognize interest and penalties related to income tax matters in income tax expense. During the years ended December 31, 2007 and 2006, we recognized interest expense related to uncertain tax positions of approximately $204,000 and $197,000, respectively. The tax years 2000 through 2007 remain open to examination by the major taxing jurisdictions in which we file income tax returns.

Note 8:      Stockholders’ equity and stock-based compensation

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

        Transactions under all stock option plans are summarized as follows:

	Number of shares under option	Weighted average exercise price
Outstanding at December 31, 2004	9,780,566	$20.02
Exercised	(1,188,614)	10.72
Canceled	(358,444)	29.49
Granted	244,725	24.24

Outstanding at December 31, 2005	8,478,233	$21.05
Exercised	(1,398,617)	13.16
Canceled	(164,943)	27.32
Granted	0	0

Outstanding at December 31, 2006	6,914,673	$22.49
Exercised	(1,515,107)	15.22
Canceled	(104,925)	27.33
Granted	0	0

Outstanding at December 31, 2007	5,294,641	$24.47

Options exercisable at December 31:
2005	5,946,139	$19.10
2006	5,384,470	21.53
2007	4,368,972	24.17

	Number of shares under option	Weighted average fair value
Weighted average, grant date fair value of options granted during:
2005	244,725	$12.85
2006	0	0
2007	0	0

        The aggregate intrinsic value of stock options at exercise, represented in the table above, was $22.3 million, $25.5 million and $19.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $11.4 million as of the end of 2007, related to approximately 926,000 shares with a per share weighted average fair value of $16.19. We anticipate this expense to be recognized over a weighted average period of approximately 3.5 years.

	Outstanding and Exercisable by Price Range As of December 31, 2007
	Options Outstanding			Options Exercisable
Range of Exercise prices	Number outstanding as of 12/31/2007	Weighted average remaining contractual term	Weighted average exercise price	Number exercisable as of 12/31/2007	Weighted average exercise price
$11.4445 - $20.1200	1,238,955	2.07	$15.5152	1,166,951	$15.1276
20.1667 - 21.0417	1,129,978	3.23	$21.0322	923,229	$21.0301
21.2533 - 29.8500	1,509,829	5.81	$27.8369	993,485	$27.5884
30.5100 - 34.3750	1,370,879	2.48	$31.9906	1,285,307	$31.9970

$11.4445 - $34.3750	5,294,641	3.49	$24.4721	4,368,972	$24.1712

        The weighted average remaining contractual life of options exercisable as of December 31, 2007 was 3.14 years. The aggregate intrinsic value of options outstanding as of December 31, 2007 was $46.2 million. The aggregate intrinsic value of options currently exercisable as of December 31, 2007 was $39.4 million. No options were granted in the years ended December 31, 2007 and 2006 as our incentive option plan terminated in May 2005. The fair value of options granted in 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2005
Dividend expense yield	0.2%
Expected life	5.5 years
Expected volatility	43.3%
Risk-free interest rate	4.0%

   Restricted stock plan

        Our stockholders approved the 2005 Incentive Plan on May 10, 2005. At the time of approval, 2,700,000 shares of our common stock were reserved for issuance under this plan, as well as the number of shares which had been reserved, but not issued under the 1994 Plan (our incentive stock option plan which terminated in May 2005), and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and restricted stock units to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. Shares available for grant at December 31, 2007 were 3,078,102. As part of the requirements of SFAS 123R, the Company is required to estimate potential forfeitures of restricted stock units and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

        Transactions under the restricted stock plan are summarized as follows:

	RSUs
	Number of RSUs	Weighted Average Grant Price
Balance at January 1, 2005	0	$0.00
Granted	813,305	$22.24
Earned	0	$0.00
Canceled	(15,000)	$22.12

Balance at December 31, 2005	798,305	$22.24
Granted	693,805	$32.21
Earned	(113,794)	$31.67
Canceled	(53,383)	$25.93

Balance at December 31, 2006	1,324,933	$26.77
Granted	801,780	$27.90
Earned	(209,303)	$27.85
Canceled	(75,776)	$27.64

Balance at December 31, 2007	1,841,634	$26.86

        Total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $46.5 million as of the end of 2007, related to 1,841,634 shares with a per share weighted average fair value of $33.19. We anticipate this expense to be recognized over a weighted average period of approximately 6.4 years.

   Employee stock purchase plan

        Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the participation period. On December 21, 2005, our Compensation Committee amended the purchase periods from semi-annual to quarterly beginning on November 1, February 1, May 1 and August 1 of each year. Following this amendment, the initial period commenced on April 1, 2006 and ended on July 31, 2006. Employees may designate up to 15% of their compensation for the purchase of common stock. Common stock reserved for future employee purchases aggregated 823,309 shares at December 31, 2006. During the annual shareholder meeting held on May 7, 2007, shareholders approved an additional 3,000,000 shares of common stock to be reserved for issuance under the employee stock purchase plan. Common stock reserved for future employee purchases aggregated 3,273,590 shares at December 31, 2007. Shares issued under this plan were 549,719 and 539,541 in the years ended December 31, 2007 and 2006, respectively. The weighted average fair value of the employees’ purchase rights was $24.77 and was estimated using the Black-Scholes model with the following assumptions:

	2007	2006	2005
Dividend expense yield	0.3%	0.2%	0.2%
Expected life	3 months	3 months	6 months
Expected volatility	23%	29%	29%
Risk-free interest rate	5.0%	4.5%	3.2%

        Weighted average, grant date fair value of purchase rights granted under the Employee Stock Purchase Plan:

	Number of shares	Weighted average fair value
2005	467,932	$6.08
2006	539,541	6.62
2007	549,719	6.19

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

   Stock repurchases and retirements

        Since 1998, our Board of Directors approved and we maintained various stock repurchase programs. Pursuant to these plans we purchased and retired a total of 4,624,831 shares for approximately $105.1 million through December 31, 2007. In January 2007, our Board of Directors approved a new share repurchase plan that increased the aggregate number of shares of common stock that we were authorized to repurchase to 3.0 million shares. Pursuant to the January 2007 repurchase program, we purchased and retired a total of 2,360,730 shares for approximately $68.0 million. In July 2007, our Board of Directors approved a new share repurchase plan that increased the aggregate number of shares of common stock that we are authorized to repurchase from 639,270 to 3.0 million. Pursuant to the July 2007 repurchase program, we have repurchased 369,405 shares for approximately $11.8 million. The maximum number of shares that may yet be purchased under this plan was 2,630,595 at December 31, 2007. This plan has no expiration date.

Note 9:     Employee retirement plan

        We have a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code. Substantially all domestic employees with at least thirty days of continuous service are eligible to participate and may contribute up to 15% of their compensation. The Board of Directors has elected to make matching contributions equal to 50% of employee contributions, which may be applied to a maximum of 6% of each participant’s compensation. Employees are eligible for matching contributions after one year of continuous service. Company contributions vest immediately. Our policy prohibits participants from direct investment in shares of our common stock within the plan. Company contributions charged to expense were $3.3 million, $3.0 million and $2.6 million in 2007, 2006 and 2005, respectively.

Note 10:     Financial instruments

   Fair value of financial instruments

        The estimated fair value amounts disclosed below have been determined using available market information and valuation methodologies described below. For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amount approximates fair value due to the short-term maturity of these instruments. The estimated fair values of the other assets (liabilities) of our remaining financial instruments at December 31, 2007 and 2006 are as follows (in thousands):

	December 31,
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term investments	$93,838	$93,838	$150,190	$150,190
Other assets/liabilities:
Forward and option contracts	(648)	(648)	(1,043)	(1,043)

        The fair values of short-term investments and foreign currency forward and option contracts were estimated based upon quotes from brokers as of the applicable balance sheet date.

Note 11:     Derivative instruments and hedging activities

        We have operations in over 40 countries. Approximately 55% of our revenues are generated outside the Americas. Our activities expose us to a variety of market risks, including the effects of changes in foreign-currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

        We held forward contracts with notional amounts totaling $14.6 million and $19.6 million at December 31, 2007 and 2006, respectively, that were designated as foreign currency fair value hedges of our foreign denominated receivables. The fair value of these contracts, which are for 90-day periods, is a liability of $39,000 and a liability of $617,000 at December 31, 2007 and 2006, respectively. We recorded net losses of $1.1 million, net losses of $1.0 million and net gains of $2.2 million for fair value hedges for the years ended December 31, 2007, 2006 and 2005, respectively, which was recorded in “Foreign Exchange Gain (Loss).” We hedge up to 90% of our outstanding foreign denominated receivables.

        We held forward contracts with a notional amount of $37.2 million and $26.6 million at December 31, 2007 and 2006, respectively, that were designated as foreign currency cash flow hedges related to our anticipated sales transactions. The fair value of these contracts, which are for terms up to twelve months, is a liability of $1.1 million and a liability of $427,000 at December 31, 2007 and 2006, respectively. We recorded a net unrealized deferred loss of $1.1 million and a net unrealized deferred loss of $427,000 in “Accumulated Other Comprehensive Income” at December 31, 2007 and 2006, respectively, related to these forward contracts.

        We held option contracts with a notional amount of $82.2 million at December 31, 2007, that were designated as foreign currency cash flow hedges related to our anticipated sales transactions. The fair value of these contracts, which are for terms up to twenty-four months, is an asset of $2.7 million at December 31, 2007. We recorded a net unrealized deferred gain of $466,000 in “Accumulated Other Comprehensive Income” at December 31, 2007, related to these option contracts. We did not hold any option contracts at December 31, 2006.

        We purchase foreign currency forward and option contracts for up to 100% of our forecasted exposures in selected currencies (primarily in euro, yen and pound sterling) and limit the duration of these contracts to 40 months or less. We recorded net losses of $3.0 million, net losses of $1.0 million and net gains of $105,000 for cash flow hedges for the years ended December 31, 2007, 2006 and 2005, respectively, which was included in “Net Sales”.

        $869,000 of deferred losses on cash flow hedges recorded in “Accumulated Other Comprehensive Income” at December 31, 2007, are expected to be reclassified to earnings during the next twelve months. In addition, $261,000 of deferred gains on cash flow hedges recorded in “Accumulated Other Comprehensive Income” at December 31, 2007, are expected to be reclassified to earnings during the fiscal year December 31, 2009. We expect to reclassify substantially all of the amount recorded in “Accumulated Other Comprehensive Income at December 31, 2007 into earnings during the next twenty-four months, providing an offsetting economic impact against the underlying sales transactions.

        Hedge effectiveness of a foreign currency forward and option contract designated as a cash flow hedge is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the forecasted transaction’s terminal value. Ineffectiveness in 2007, 2006 and 2005 was not significant. No amounts were excluded from the assessment of hedge effectiveness nor were there any amounts of ineffectiveness recorded in the consolidated statements of income for the years ended December 31, 2007, 2006 and 2005.

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

	Years Ended December 31,
	2007	2006	2005
Net sales:
Americas:
Unaffiliated customer sales	$331,482	$317,780	$275,524
Geographic transfers	115,709	125,096	87,072

	447,191	442,876	362,596

Europe:
Unaffiliated customer sales	230,940	193,364	171,499
Geographic transfers	159,992	159,369	125,650

	390,932	352,733	297,149

Asia Pacific:
Unaffiliated customer sales	177,956	149,263	124,818

Eliminations	(275,701)	(284,465)	(212,722)

	$740,378	$660,407	$571,841

	Years Ended December 31,
	2007	2006	2005
Operating income:
Americas	$76,292	$67,644	$63,267
Europe	92,469	78,402	61,790
Asia Pacific	59,845	54,771	40,996
Unallocated:
Research and development expenses	(126,515)	(113,095)	(87,841)

	$102,091	$87,722	$78,212

	Years Ended December 31,
	2007	2006	2005
Interest income:
Americas	$5,138	$6,561	$3,636
Europe	4,485	241	110
Asia Pacific	199	45	12

	$9,822	$6,847	$3,758

	December 31,
	2007	2006
Identifiable assets:
Americas	$421,249	$476,027
Europe	310,608	188,388
Asia Pacific	86,955	56,805

	$818,812	$721,220

        Total sales outside the United States for 2007, 2006 and 2005 were $437.0 million, $373.7 million and $323.9 million, respectively.

Note 13:     Commitments, contingencies and leases

        We have commitments under non-cancelable operating leases primarily for office facilities. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Future minimum lease payments as of December 31, 2007, for each of the next five years are as follows (in thousands):

2008	$9,426
2009	6,926
2010	4,369
2011	2,503
2012	1,150
Thereafter	1,080

$25,454

        Rent expense under operating leases was approximately $10.2 million, $8.7 million and $7.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        As of December 31, 2007, we have non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $8.3 million over the next twelve months.

        As of December 31, 2007, we have outstanding guarantees for payment of customs and foreign grants totaling approximately $4.7 million.

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

        An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court’s decision of June 23, 2003, (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks’ declaratory judgment complaint, denying MathWorks’ claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks’ modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court’s denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. On November 22, 2006, the District Court lifted the stay. The case schedule has yet to be set in this action. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. In the fourth quarter of 2006, we accrued an additional $600,000 related to this contingency. For the year ended December 31, 2007, we charged a total of $9,000 against this accrual. There were not any charges against this accrual during the fourth quarter of 2007. We have charged a cumulative total of $611,000 against this accrual through December 31, 2007.

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

        Goodwill is deductible for tax purposes. Goodwill is not amortized but is reviewed periodically for impairment. Acquired core technology and intangible assets are amortized over their useful lives, which range from three to eight years. Amortization expense for intangible assets acquired was approximately $3.2 million and $3.2 million for 2007 and 2006, respectively, of which approximately $2.7 million and $2.7 million was recorded in cost of sales and approximately $480,000 and $490,000 was recorded in operating expenses. The estimated amortization expense of intangible assets acquired for the current fiscal year and in future years will be recorded in the consolidated statements of income as follows (in thousands):

Fiscal Year	Cost of Sales	Acquisition related costs and amortization, net	Total
2008	$2,532	$412	$2,944
2009	2,259	338	2,597
2010	1,725	177	1,902
2011	1,080	136	1,216

Thereafter	86	136	222

Total	$7,682	$1,199	$8,881

Note 16:     Quarterly results (unaudited)

        The following quarterly results have been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The unaudited quarterly financial data for each of the eight quarters in the two years ended December 31, 2007 are as follows (in thousands, except per share data):

	Three Months Ended
	Mar. 31, 2007	Jun. 30, 2007	Sep. 30, 2007	Dec. 31, 2007
Net sales	$171,641	$179,497	$184,426	$204,814
Gross profit	129,493	135,426	138,207	155,063
Operating income	22,102	24,199	24,556	31,234
Net income	19,049	20,751	21,540	45,693
Basic earnings per share	$0.24	$0.26	$0.27	$0.58
Weighted average shares outstanding-basic	79,842	79,363	79,226	79,460
Diluted earnings per share	$0.23	$0.26	$0.27	$0.56
Weighted average shares outstanding-diluted	81,232	80,788	80,874	81,155
Dividends declared per share	$0.07	$0.07	$0.10	$0.10

	Three Months Ended
	Mar. 31, 2006	Jun. 30, 2006	Sep. 30, 2006	Dec. 31, 2006
Net sales	$154,752	$160,123	$164,079	$181,453
Gross profit	113,247	119,271	121,648	135,915
Operating income	15,826	20,911	22,367	28,616
Net income	12,602	17,021	18,651	24,434
Basic earnings per share	$0.16	$0.21	$0.23	$0.31
Weighted average shares outstanding-basic	79,053	79,611	79,637	79,767
Diluted earnings per share	$0.15	$0.21	$0.23	$0.30
Weighted average shares outstanding-diluted	81,608	81,653	81,274	81,524
Dividends declared per share	$0.06	$0.06	$0.06	$0.06

Note 17:     Subsequent Event

        Included in short-term investments at December 31, 2007, were auction rate securities with a principal cost of $32.4 million. Subsequent to December 31, 2007, we sold auction rate securities, at par, with a principal cost of $23.8 million, thereby realizing no loss on the sale of these securities. On February 15, 2008, auction rate securities that were originally purchased for $8.6 million failed the auction process. We do not consider these investments as liquid in the short-term. In the event that we needed to access these funds, we would not be able to do so until a future auction on these securities was successful. We do not believe that the auction process will provide liquidity for the securities in the foreseeable future. We are uncertain as to when the liquidity issues relating to these securities will improve. Accordingly, these securities should be considered as non-current as of February 15, 2008. Although we have uncertainty with regard to the future short-term liquidity of these securities, we continue to believe that the fair value of these investments continues to be par value based on the fact that these securities have redemption features which call for redemption at 100% of par value, the fact that the underlying debt continues to carry Aaa/AAA/AA and the fact that we have the ability to hold these securities to maturity.

        On January 29, 2008, our Board of Directors declared a quarterly cash dividend of $0.11 per common share, payable March 3, 2008, to shareholders of record on February 11, 2008.

        On February 1, 2008, we acquired all of the outstanding shares of microLEX Systems A/S, headquartered in Denmark, a provider of video and audio test solutions. The acquisition will be accounted for as a purchase. The purchase price of the acquisition was $17.3 million.

        Since December 31, 2007, we have repurchased 1,410,354 shares of our common stock at an average price of $26.85 under our share repurchase plan. The maximum number of shares that may yet be purchased under the plan is 1,220,241.