Form 10-Q
period 2008-03-31
NATIONAL INSTRUMENTS CORP /DE/
filed 2008-05-05
CIK 935494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2008 or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number:	0-25426

NATIONAL INSTRUMENTS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	74-1871327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
11500 North MoPac Expressway Austin, Texas	78759
(address of principal executive offices)	(zip code)

Registrant's telephone number, including area code: (512) 338-9119

__________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2008
Common Stock - $0.01 par value	78,354,810

NATIONAL INSTRUMENTS CORPORATION

INDEX

Page No.

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements:

Consolidated Balance Sheets
March 31, 2008 (unaudited) and December 31, 2007	3

Consolidated Statements of Income
(unaudited) for the three months ended March 31, 2008 and 2007	4

Consolidated Statements of Cash Flows
(unaudited) for the three months ended March 31, 2008 and 2007	5

Notes to Consolidated Financial Statements	6

Item 2	Management's Discussion and Analysis of Financial
Condition and Results of Operations	17

Item 3	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	25

Item 1A	Risk Factors	25

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 5	Other Information	32

Item 6	Exhibits	33

Signatures and Certifications	34

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2008	December 31, 2007
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$ 205,865	$ 194,839
Short-term investments	31,791	93,838
Accounts receivable, net	128,595	131,282
Inventories, net	89,879	82,675
Prepaid expenses and other current assets	29,846	23,312
Deferred income taxes, net	20,780	19,264
Total current assets	506,756	545,210
Long-term investments	8,477	—
Property and equipment, net	152,694	151,462
Goodwill, net	65,375	54,111
Intangible assets, net	44,415	40,357
Other long-term assets	28,578	27,672
Total assets	$ 806,295	$ 818,812

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 41,765	$ 36,187
Accrued compensation	23,633	25,778
Deferred revenue	39,665	36,091
Accrued expenses and other liabilities	13,942	10,437
Other taxes payable	13,908	16,843
Total current liabilities	132,913	125,336
Deferred income taxes	22,273	21,221
Other long-term liabilities	11,471	11,169
Total liabilities	166,657	157,726
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 180,000,000 shares authorized; 78,163,288 and 79,405,359 shares issued and outstanding, respectively	781	794
Additional paid-in capital	56,234	89,809
Retained earnings	572,317	563,418
Accumulated other comprehensive income (loss)	10,306	7,065
Total stockholders' equity	639,638	661,086
Total liabilities and stockholders’ equity	$ 806,295	$ 818,812

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2008	2007

Net sales	$ 192,918	$ 171,641
Cost of sales	48,247	42,148
Gross profit	144,671	129,493
Operating expenses:
Sales and marketing	74,339	63,580
Research and development	35,604	29,236
General and administrative	16,663	14,575
Total operating expenses	126,606	107,391

Operating income	18,065	22,102

Other income (expense):
Interest income	2,137	2,236
Net foreign exchange gain (loss)	1,548	189
Other income (expense), net	61	(106)
Income before income taxes	21,811	24,421
Provision for income taxes	4,195	5,372

Net income	$ 17,616	$ 19,049

Basic earnings per share	$ 0.22	$ 0.24

Weighted average shares outstanding – basic	78,840	79,842

Diluted earnings per share	$ 0.22	$ 0.23

Weighted average shares outstanding – diluted	79,825	81,232

Dividends declared per share	$ 0.11	$ 0.07

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flow from operating activities:
Net income	$ 17,616	$ 19,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,675	9,371
Stock-based compensation	4,739	3,732
Benefit from deferred income taxes	(2,711)	(741)
Tax benefit from stock option plans	(161)	(1,395)
Changes in operating assets and liabilities:
Accounts receivable	5,112	6,837
Inventories	(7,099)	76
Prepaid expenses and other assets	(5,677)	(6,793)
Accounts payable	5,241	820
Deferred revenue	3,574	2,150
Taxes and other liabilities	(867)	(2,613)
Net cash provided by operating activities	30,442	30,493

Cash flow from investing activities:
Capital expenditures	(5,051)	(6,216)
Capitalization of internally developed software	(1,528)	(2,452)
Additions to other intangibles	(431)	(3,602)
Acquisition, net of cash received	(17,055)	—
Purchases of short-term and long-term investments	(12,638)	(23,408)
Sales and maturities of short-term and long-term investments	66,208	65,829
Purchases of foreign currency option contracts	(1,481)	—
Net cash provided by investing activities	28,024	30,151

Cash flow from financing activities:
Proceeds from issuance of common stock	10,197	9,824
Repurchase of common stock	(49,081)	(29,242)
Dividends paid	(8,717)	(5,592)
Tax benefit from stock option plans	161	1,395
Net cash (used in) financing activities	(47,440)	(23,615)

Net change in cash and cash equivalents	11,026	37,029
Cash and cash equivalents at beginning of period	194,839	100,287
Cash and cash equivalents at end of period	$ 205,865	$ 137,316

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at March 31, 2008 and December 31, 2007, and the results of our operations and cash flows for the three-month periods ended March 31, 2008 and March 31, 2007. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three-month periods ended March 31, 2008 and 2007, respectively, are as follows (in thousands):

	March 31,
	(unaudited)
	2008	2007
Weighted average shares outstanding-basic	78,840	79,842
Plus: Common share equivalents
Stock options, restricted stock units	985	1,390
Weighted average shares outstanding-diluted	79,825	81,232

Stock options to acquire 2,877,000 and 3,314,000 shares for the three months ended March 31, 2008 and 2007, respectively, were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

NOTE 3 – Fair Value Measurements

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. In accordance with Financial Accounting Standards Board Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), we will defer the adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money Market Funds	$ 118,589	$ 118,589	$ —	$ —
Short-term investments available for sale	31,791	31,791	—	—
Long-term investments available for sale	8,477	—	—	8,477
Derivatives	2,623	—	2,623	—
Total Assets	$ 161,479	$ 150,380	$ 2,623	$ 8,477

Liabilities
Derivatives	$ (3,825)	$ —	$ (3,825)	$ —
Total Liabilities	$ (3,825)	$ —	$ (3,825)	$ —

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Long-term investments available for sale
Beginning Balance	$ —
Total gains or (losses) (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	(123)
Purchases, issuances and settlements	—
Transfer in and/or out of Level 3	8,600
Ending Balance	$ 8,477

The amount of total gains or (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$ —

Short-term investments available for sale are valued using a market approach based on the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets.

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of identical instruments.

Marketable securities reported using significant unobservable inputs (Level 3) are comprised of auction rate securities and are valued using discounted cash flow models which take into account market indexes for risk free rates of return, market rates of return for like securities as well as management judgment regarding the temporary illiquidity of the auction rate security market, the credit rating of the underlying securities, government guarantees where applicable and call features where applicable.

The securities transferred into Level 3 during the three months ended March 31, 2008, were transferred in at their fair market value at the beginning of the period. We have historically reported the fair market value of these securities at par as any differences between par value and the purchase price or settlement value have historically been comprised of accrued interest. At March 31, 2008 we have recorded the unrealized loss related to these securities as a component of other comprehensive income as we have determined that the impairment is primarily driven by the temporary illiquidity of the Auction Rate Securities market, the fact that these securities have redemption features which call for redemption at 100% of par value, the fact that the underlying debt continues to carry Aaa/AAA/AA and the fact that we have the ability and intent to hold these securities to maturity. Due to the temporary illiquidity of the Auction Rate Securities market, we have also reclassified these securities from short-term to long-term as of March 31, 2008.

NOTE 4 – Inventories

Inventories, net consist of the following (in thousands):

	March 31,	December 31,
	(unaudited)
	2008	2007
Raw materials	$ 39,016	$ 40,521
Work-in-process	3,996	3,511
Finished goods	46,867	38,643
	$ 89,879	$ 82,675

NOTE 5 – Intangibles

Intangibles at March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008 (unaudited)		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$ 67,362	$ (53,206)	$ 14,156	$ 65,834	$ (50,722)	$ 15,112
Acquired technology	26,656	(14,133)	12,523	21,228	(12,976)	8,252
Patents	15,008	(3,969)	11,039	14,598	(3,789)	10,809
Leasehold equipment and other	11,801	(5,104)	6,697	10,919	(4,735)	6,184
	$ 120,827	$ (76,412)	$ 44,415	$ 112,579	$ (72,222)	$ 40,357

During the three months ended March 31, 2008, we acquired all of the outstanding shares of microLEX which included $5.2 million of acquired core technology. (See Note 12 of Notes to Consolidated Financial Statements).

Software development costs capitalized for the three months ended March 31, 2008 and March 31, 2007 were $1.5 million and $2.5 million, respectively. Capitalized software amortization expense was $2.5 million and $2.1 million for the three months ended March 31, 2008 and March 31, 2007, respectively. Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Patents are amortized using the straight-line method over their estimated period of benefit, generally ten to seventeen years. Total intangible assets amortization expenses were $3.9 million and $3.4 million for the three months ended March 31, 2008 and March 31, 2007, respectively.

Acquired core technology and intangible assets are amortized over their useful lives, which range from three to eight years. Amortization expense for intangible assets acquired was approximately $1.0 million and $797,000 for the three months ended March 31, 2008 and March 31, 2007, respectively, of which approximately $850,000 and $677,000 was recorded in cost of sales for the three months ended March 31, 2008 and March 31, 2007, respectively, and approximately $150,000 and $120,000 was recorded in operating expenses for the three months ended March 31, 2008 and March 31, 2007, respectively. The estimated amortization expense of intangible assets acquired for the current fiscal year and in future years will be recorded in the consolidated statements of income as follows (in thousands):

Fiscal Year	Cost of Sales	Acquisition related costs and amortization, net	Total

2008	$ 3,485	$ 562	$ 4,047
2009	3,300	502	3,802
2010	2,765	341	3,106
2011	2,121	214	2,335
Thereafter	1,212	206	1,418
Total	$ 12,883	$ 1,825	$ 14,708

NOTE 6 – Goodwill

The carrying amount of goodwill for 2008 is as follows:

Amount (in thousands)
Balance as of December 31, 2007	$ 54,111
Acquisitions	10,563
Divestitures	--
Foreign currency translation impact	701
Balance as of March 31, 2008	$ 65,375

During the three months ended March 31, 2008, we acquired all of the outstanding shares of microLEX which included $10.6 million of goodwill. (See Note 12 of Notes to Consolidated Financial Statements).

The excess purchase price over the fair value of assets acquired is recorded as goodwill. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Our annual impairment test was performed as of February 28, 2008. No impairment of goodwill has been identified during the period presented. Goodwill is deductible for tax purposes in certain jurisdictions.

NOTE 7 – Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of Statement of Financial Accounting Standards (“SFAS”) 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We had $5.1 million of unrecognized tax benefits at March 31, 2007 and $8.7 million at March 31, 2008, all of which would affect our effective income tax rate if recognized. As of March 31, 2008, it is deemed reasonable that we will recognize tax benefits in the amount of $1.2 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty related to deductions taken on returns that have not been examined by the applicable tax authority. Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2008, we have approximately $462,000 accrued for interest related to uncertain tax positions. We recognized no material adjustment to the liability for unrecognized income tax benefits. The tax years 2001 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflects an effective tax rate of 19% for the three months ended March 31, 2008 and 22% for the three months ended March 31, 2007. For the three months ended March 31, 2007, our effective tax rate was lower than the U.S. federal statutory rate of 35% primarily as a result of the research credit, tax exempt interest and reduced tax rates in certain foreign jurisdictions. For the three months ended March 31, 2008, our effective tax rate is lower than the U.S. federal statutory rate of 35% primarily as a result of tax exempt interest and reduced tax rates in certain foreign jurisdictions. The decrease in our tax rate for the three months ended March 31, 2008 is due to increased profits in foreign jurisdictions with reduced income tax rates.

NOTE 8 – Comprehensive Income

Our comprehensive income is comprised of net income, foreign currency translation and unrealized gains and losses on forward and option contracts and securities available for sale. Comprehensive income for the three-month periods ended March 31, 2008 and March 31, 2007 was as follows (in thousands):

	Three Months Ended
	March 31,
	(unaudited)
	2008	2007
Comprehensive income:
Net income	$ 17,616	$ 19,049
Foreign currency translation gains	5,703	446
Unrealized losses on derivative instruments	(2,107)	(46)
Unrealized gains (losses) on available for sale securities	(355)	(43)
Total comprehensive income	$ 20,857	$ 19,406

NOTE 9 – Stock-Based Compensation Plans

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

Transactions under all stock option plans are summarized as follows:

	Number of shares under option	Weighted average Exercise price
Outstanding at December 31, 2007	5,294,641	$ 24.47
Exercised	(439,134)	15.42
Canceled	(24,762)	23.78
Granted	—	—
Outstanding at March 31, 2008	4,830,745	$ 25.30

The aggregate intrinsic value of stock options at exercise, represented in the table above, was $4.9 million for the three months ended March 31, 2008. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $9.9 million as of March 31, 2008, related to approximately 742,000 shares with a per share weighted average fair value of $16.19. We anticipate this expense to be recognized over a weighted average period of approximately 3.4 years.

	Outstanding and Exercisable by Price Range as of March 31, 2008

	Options Outstanding			Options Exercisable

Range of Exercise prices	Number outstanding as of 03/31/2008	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of 03/31/2008	Weighted average exercise price
$11.4445 – $20.8333	870,487	2.72	$ 15.7839	782,407	$ 15.3337
20.8334 – 21.0417	1,099,417	2.97	$ 21.0417	935,076	$ 21.0417
21.0418 – 29.8500	1,493,112	5.55	$ 27.8494	1,047,089	$ 27.6509
29.8501 – 34.3750	1,367,729	2.23	$ 31.9902	1,324,478	$ 31.9974
$11.4445 – $34.3750	4,830,745	3.51	$ 25.2983	4,089,050	$ 25.1906

The weighted average remaining contractual life of options exercisable as of March 31, 2008 was 3.23 years. The aggregate intrinsic value of options outstanding as of March 31, 2008 was $4.1 million. The aggregate intrinsic value of options currently exercisable as of March 31, 2008 was $3.9 million. No options were granted in the three months ended March 31, 2008 as our 1994 plan terminated in May 2005.

Restricted stock plan

Our stockholders approved the 2005 Incentive Plan on May 10, 2005. At the time of approval, 2,700,000 shares of our common stock were reserved for issuance under this plan, as well as the number of shares which had been reserved but not issued under the 1994 Plan (our incentive stock option plan which terminated in May 2005), and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and restricted stock units to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. Shares available for grant at March 31, 2008 were 3,175,389. As part of the requirements of SFAS 123R, we are required to estimate potential forfeitures of restricted stock units and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

Transactions under the 2005 Incentive Plan are summarized as follows:

	RSUs
	Number of RSUs	Weighted Average Grant Price
Balance at December 31, 2007	1,841,634	$ 26.86
Granted	28,825	26.34
Earned	0	—
Canceled	(21,179)	27.74
Balance at March 31, 2008	1,849,280	$ 26.84

Total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $45.1 million as of March 31, 2008, related to 1,849,280 shares with a per share weighted average fair value of $26.14. We anticipate this expense to be recognized over a weighted average period of approximately 6.2 years.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the participation period. On December 21, 2005, our Compensation Committee amended the purchase periods from semi-annual to quarterly on November 1, February 1, May 1 and August 1 of each year. Following this amendment, the initial period commenced on April 1, 2006 and ended on July 31, 2006. During the annual shareholders meeting held on May 7, 2007, shareholders approved an additional 3.0 million shares of common stock to be reserved for issuance under this plan. Employees may designate up to 15% of their compensation for the purchase of common stock. Common stock reserved for future employee purchases aggregated 3,102,442 shares at March 31, 2008. Shares issued under this plan were 171,148 in the three month period ended March 31, 2008. The weighted average fair value of the employees’ purchase rights was $22.83 and was estimated using the Black-Scholes model with the following assumptions:

2008
Dividend expense yield	0.3%
Expected life	3 months
Expected volatility	23%
Risk-free interest rate	5.0%

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

NOTE 10 – Commitments and Contingencies

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

The warranty reserve for the three-month periods ended March 31, 2008 and 2007, respectively, was as follows (in thousands):

	Three Months Ended
	March 31,
	(unaudited)
	2008	2007
Balance at the beginning of the period	$ 750	$ 867
Accruals for warranties issued during the period	436	348
Settlements made (in cash or in kind) during the period	(414)	(491)
Balance at the end of the period	$ 772	$ 724

As of March 31, 2008, we have outstanding guarantees for payment of foreign operating leases, customs and foreign grants totaling approximately $4.9 million.

As of March 31, 2008, we have non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $8.2 million over the next twelve months.

NOTE 11 – Segment Information

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

While we sell our products to many different markets, management has chosen to organize the Company by geographic areas, and as a result has determined that we have one operating segment. Substantially all of the depreciation and amortization is recorded in the Americas. Net sales, operating income, interest income and identifiable assets, classified by the major geographic areas in which we operate, are as follows (in thousands):

	Three Months Ended March 31,
	(unaudited)
	2008	2007
Net sales:
Americas:
Unaffiliated customer sales	$ 83,585	$ 77,961
Geographic transfers	30,983	29,730
	114,568	107,691

Europe:
Unaffiliated customer sales	59,144	51,911
Geographic transfers	50,584	28,836
	109,728	80,747

Asia Pacific:
Unaffiliated customer sales	50,190	41,769
Eliminations	(81,567)	(58,566)
	$ 192,919	$ 171,641

	Three Months Ended March 31,
	(unaudited)
	2008	2007
Operating income:
Americas	$ 15,253	$ 16,681
Europe	21,038	19,027
Asia Pacific	17,378	15,630
Unallocated:
Research and development expenses	(35,604)	(29,236)
	$ 18,065	$ 22,102

	Three Months Ended March 31,
	(unaudited)
	2008	2007
Interest income:
Americas	$ 1,056	$ 1,498
Europe	1,050	706
Asia Pacific	31	32
	$ 2,137	$ 2,236

	March 31, 2008	December 31, 2007
	(unaudited)
Identifiable assets:
Americas	$ 374,654	$ 421,249
Europe	355,022	310,608
Asia Pacific	76,619	86,955
	$ 806,295	$ 818,812

Total sales outside the United States for the three months ended March 31, 2008 and 2007 were $116.7 million and $101.7 million, respectively.

Note 12 – Acquisitions

On February 1, 2008, we acquired all of the outstanding shares of microLEX Systems A/S, a premier provider of virtual instrumentation-based video, audio and mixed-signal test solutions. This acquisition was accounted for as a business combination. The total purchase price of the acquisition, which included legal and accounting fees, was $17.5 million in cash. We funded the purchase price from existing cash balances. Our consolidated financial statements include the operating results from the date of acquisition. Pro-forma results of operations have not been presented because the effects of those operations were not material. The purchase price allocation is preliminary and is subject to future adjustment during the allocation period as defined in SFAS No. 141, “Business Combinations”. The following table summarizes the initial allocation of the purchase price of microLEX (in thousands):

Goodwill	$ 10,563
Acquired core technology	5,201
Non-competition agreements	159
Trademarks	119
Customer relationships	354
Current assets acquired	3,057
Long-term assets acquired	20
Current liabilities assumed	(486)
Deferred tax liabilities	(1,458)
Total equity acquired	$ 17,529

Goodwill is not deductible for tax purposes. Existing technology, non-competition agreements, trademarks, customer relationships have useful lives of 5 years, 3 years, 3 years, and 5 years, respectively, and will be amortized over these periods from the date of acquisition. These assets are not deductible for tax purposes.

NOTE 13 – Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") 157, “Fair Value Measurements”. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, SFAS 157 is amended by Financial Statement Position (“FSP”) FAS 157-1, “Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, which excludes from the scope of this provision arrangements accounted for under SFAS 13, “Accounting for Leases”. SFAS 157 is also amended by FSP FAS 157-2 “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We adopted SFAS 157 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial position or results of operations. (See Note 3 of Notes to Consolidated Financial Statements).

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement 115”. This standard permits an entity to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This statement is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008 as required. The adoption of SFAS 159 did not have a significant impact on our financial position or results of operations as we did not elect the fair value option for items within the scope of this statement.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations—a replacement of FASB Statement 141”, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 141(R) and have not yet determined the impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. We are currently evaluating the requirements of SFAS 161 and have not yet determined the impact on our consolidated financial statements.

NOTE 14 – Litigation

We filed a patent infringement action on January 25, 2001 in the U.S. District Court, Eastern District of Texas (Marshall Division) claiming that The MathWorks, Inc. ("MathWorks") infringed certain of our U.S. patents. On January 30, 2003, a jury found infringement by MathWorks of three of the patents involved and awarded us specified damages. On June 23, 2003, the District Court entered final judgment in favor of us and entered an injunction against MathWorks' sale of its Simulink and related products and stayed the injunction pending appeal. Upon appeal, the judgment and the injunction were affirmed by the U.S. Court of Appeals for the Federal Circuit (September 3, 2004). Subsequently the stay of injunction was lifted by the District Court. In November 2004, the final judgment amount of $7.4 million which had been held in escrow pending appeal was released to us.

An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court's decision of June 23, 2003 (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks' declaratory judgment complaint, denying MathWorks' claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks' modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court's denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. On November 22, 2006, the District Court lifted the stay. The case schedule has yet to be set in this action. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. In the fourth quarter of 2006, we accrued an additional $600,000 related to this contingency. There were not any charges against this accrual during the first quarter of 2008. We have charged a cumulative total of $611,000 against this accrual through March 31, 2008.

NOTE 15 – Subsequent Event

On April 25, 2008, our Board of Directors declared a quarterly cash dividend of $0.11 per common share, payable June 2, 2008, to shareholders of record on May 12, 2008.

On April 25, 2008, our Board of Directors approved a new share repurchase plan that increases the aggregate number of shares of common stock that we are authorized to repurchase from 797,461 to 3.0 million. This new repurchase plan does not have an expiration date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding our future financial performance or operations (including, without limitation, statements to the effect that we “believe,” "expect," "plan," "may," "will," "project," "continue," or "estimate" or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” beginning on page 25, and the discussion below. Readers are also encouraged to refer to the documents regularly filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for further discussion of our business and the risks attendant thereto.

Overview

National Instruments Corporation (“we” or “our”) is a leading supplier of measurement and automation products that engineers and scientists use in a wide range of industries. These industries comprise a large and diverse market for design, control and test applications. We provide flexible application software and modular, multifunction hardware that users combine with industry-standard computers, networks and third party devices to create measurement, automation and embedded systems, which we also refer to as “virtual instruments.” Our approach gives customers the ability to quickly and cost-effectively design, prototype and deploy unique custom-defined solutions for their design, control and test application needs. We sell to a large number of customers in a wide variety of industries. No single customer accounted for more than 3% of our sales in the first quarter of 2008 or in the years 2007, 2006 or 2005.

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

We sell into the test and measurement (“T&M”) and the industrial automation (“IA”) industries and as such are subject to the economic and industry forces which drive those markets. It has been our experience that the performance of these industries and our performance are impacted by general trends in industrial production for the global economy and by the specific performance of certain vertical markets that are intensive consumers of measurement technologies. Examples of these markets are semiconductor capital equipment, telecom, defense, aerospace, automotive and others. In assessing our business, our management considers the trends in the Global Purchasing Managers Index (published by JP Morgan), global industrial production as well as industry reports on the specific vertical industries that we target.

We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the United States and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 57% and 55% of our revenues in the three month periods ended March 31, 2008 and March 31, 2007, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign-currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. See Note 11 of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and identifiable assets.

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

We believe that our long-term growth and success depends on delivering high quality software and hardware products on a timely basis. Accordingly, we focus significant efforts on research and development. We focus our research and development efforts on enhancing existing products and developing new products that incorporate appropriate features and functionality to be competitive with respect to technology and price/performance. Our success also is dependent on our ability to obtain and maintain patents and other proprietary rights related to technologies used in our products. We have engaged in litigation and will likely engage in future litigation to protect our intellectual property rights. In monitoring and policing our intellectual property rights, we have been and may be required to spend significant resources.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our consolidated statements of income:

	Three Months Ended
	March 31,
	2008	2007
Net sales:
Americas	43.3%	45.4%
Europe	30.7	30.3
Asia Pacific	26.0	24.3
Consolidated net sales	100.0	100.0
Cost of sales	25.0	24.6
Gross profit	75.0	75.4
Operating expenses:
Sales and marketing	38.5	37.0
Research and development	18.5	17.0
General and administrative	8.6	8.5
Total operating expenses	65.6	62.5
Operating income	9.4	12.9
Other income (expense):
Interest income	1.1	1.3
Net foreign exchange gain (loss)	0.8	0.1
Other income (expense), net	–	(0.1)
Income before income taxes	11.3	14.2
Provision for income taxes	2.2	3.1
Net income	9.1%	11.1%

Net Sales. Consolidated net sales for the first quarter of 2008 increased by $21.3 million, or 12%, for the three months ended March 31, 2008 to $192.9 million from $171.6 million for the three months ended March 31, 2007. The increase can primarily be attributed to the increased market acceptance of our virtual instrumentation and graphical systems design products, which constitute the vast majority of our product portfolio, as well as the introduction of new and upgraded products in all regions. This increase in sales was offset slightly by the decrease in sales of our instrument control products, which we believe is reflective of the continued weakness of the Global PMI. In addition, during the quarter ended March 31, 2008, the U.S. dollar experienced a broad weakening against most major currencies which also contributed to the overall increase in revenue when compared to the three months ended March 31, 2007.

Sales in the Americas in the first quarter of 2008 increased by 7% from the first quarter of 2007. Sales outside of the Americas, as a percentage of consolidated sales for the quarter ended March 31, 2008, increased to 57% from 55% in the comparable 2007 period. Compared to the first quarter of 2007, European sales increased by 14% to $59.1 million for the quarter ended March 31, 2008 and sales in Asia Pacific increased by 20% to $50.2 million in the quarter ended March 31, 2008 compared to the same period in 2007. We expect sales outside of North America to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

Almost all sales made by our direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. Between the first quarter of 2007 and the first quarter of 2008, net of hedging results, the change in the exchange rates had the effect of increasing our consolidated sales by 5%, increasing Americas sales by 1%, increasing European sales by 11% and increasing sales in Asia Pacific by 6%. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing operating expenses by $4.8 million, or 4%, for the quarter ended March 31, 2008 compared to the comparable prior year period.

Gross Profit. As a percentage of sales, gross profit remained constant at 75% for the first quarter of 2008 compared to the first quarter of 2007. There can be no assurance that we will maintain our historical margins. We believe our current manufacturing capacity is adequate to meet current needs.

Sales and Marketing. Sales and marketing expense for the first quarter of 2008 increased to $74.3 million, a 17% increase, compared to the first quarter of 2007. As a percentage of net sales, sales and marketing expenses were 39% and 37% for the three months ended March 31, 2008 and March 31, 2007, respectively. Consistent with our plan to make additional investments in our field sales force, the increase in sales and marketing expenses in the first quarter of 2008 from the comparable prior year period was attributable to an increase in sales and marketing personnel as well as an increase in stock-based compensation. In addition, these expenses were negatively impacted by the broad weakening of the U.S. dollar against most major currencies during the three months ended March 31, 2008 when compared to the comparable period in 2007. We expect sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on recruiting, marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

Research and Development. Research and development expenses for the first quarter of 2008 increased to $35.6 million, a 22% increase, compared to $29.2 million for the three months ended March 31, 2007. As a percent of net sales, research and development expenses increased to 18% from 17% in the three months ended March 31, 2008 when compared to the comparable period in 2007. The increase in research and development costs in the first quarter of 2008 was primarily due to increased personnel costs from the hiring of additional product development engineers, as well as increases related to stock-based compensation. The increase in research and development costs as a percentage of sales in the first quarter of 2008 from the comparable prior year period was partially attributable to the decrease in the capitalization of software development costs compared to the comparable period in 2007. In addition, these expenses were negatively impacted by the broad weakening of the U.S. dollar against most major currencies during the three months ended March 31, 2008 compared to the comparable period in 2007. We plan to continue making a significant investment in research and development in order to remain competitive and support revenue growth.

We capitalize software development costs in accordance with Statements of Financial Accounting Standards (“SFAS”) 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” We amortize such costs over the related product's estimated economic useful life, generally three years, beginning when a product becomes available for general release. Software amortization expense included in cost of goods sold totaled $2.5 million and $2.1 million for the three months ended March 31, 2008 and March 31, 2007, respectively. Internally developed software costs capitalized were $1.5 million and $2.5 million for the three months ended March 31, 2008 and March 31, 2007, respectively.

General and Administrative. General and administrative expenses for the first quarter of 2008 increased 14% to $16.7 million from $14.6 million for the comparable period in 2007. As a percentage of net sales, general and administrative expenses remained flat at 8% for the three months ended March 31, 2008 compared to the first quarter of 2007. We expect that general and administrative expenses in future periods will fluctuate in absolute amounts and as a percentage of revenue.

Interest Income. Interest income in the first quarter of 2008 decreased to $2.1 million from $2.2 million in the first quarter of 2007. The decrease in interest income in the first quarter of 2008 was due to lower yields. The primary source of interest income is from the investment of our cash, short-term investments and long-term investments. Net cash provided by operating activities totaled $30.4 million and $30.5 million for the three months ended March 31, 2008 and March 31, 2007, respectively.

Net Foreign Exchange Gain (Loss). We experienced net foreign exchange gains in the first quarter of 2008 of $1.5 million compared to gains of $189,000 in the first quarter of 2007. These results are attributable to the general weakness of the U.S. dollar compared to the local currencies in countries in which our subsidiaries are located. We recognize the local currency as the functional currency in the vast majority of our international subsidiaries.

We utilize foreign currency forward contracts to hedge up to 90% of our foreign currency-denominated receivables in order to reduce our exposure to significant foreign currency fluctuations. We typically limit the duration of our “receivables” foreign currency forward contracts to approximately 90 days.

We also utilize foreign currency forward contracts and foreign currency purchased option contracts in order to reduce our exposure to fluctuations in future foreign currency cash flows. We purchase these contracts for up to 100% of our forecasted exposures in selected currencies (primarily the euro, yen and pound sterling) and limit the duration of these contracts to 40 months or less. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” As a result, our hedging activities only partially address our risks in foreign currency transactions, and there can be no assurance that this strategy will be successful. We do not invest in contracts for speculative purposes. Our hedging strategy reduced our foreign exchange gains by $2.2 million for the three months ended March 31, 2008 and reduced our foreign exchange gains by $54,000 for the three months ended March 31, 2007.

Provision for Income Taxes. Our provision for income taxes reflects an effective tax rate of 19% for the three months ended March 31, 2008 and 22% for the three months ended March 31, 2007. For the three months ended March 31, 2007, our effective tax rate was lower than the U.S. federal statutory rate of 35% primarily as a result of the research credit, tax exempt interest and reduced tax rates in certain foreign jurisdictions. For the three months ended March 31, 2008, our effective tax rate is lower than the U.S. federal statutory rate of 35% primarily as a result of tax exempt interest and reduced tax rates in certain foreign jurisdictions. The decrease in our tax rate for the three months ended March 31, 2008 is due to increased profits in foreign jurisdictions with reduced income tax rates.

Liquidity and Capital Resources

We currently finance our operations and capital expenditures through cash flow from operations. At March 31, 2008, we had working capital of approximately $373.8 million compared to $419.9 million at December 31, 2007. Net cash provided by operating activities in the first quarter of 2008 and the first quarter of 2007 totaled $30.4 million and $30.5 million, respectively.

Accounts receivable decreased to $128.6 million at March 31, 2008 from $131.3 million at December 31, 2007. Days sales outstanding increased to 61 at March 31, 2008 compared to 59 at March 31, 2007. Consolidated inventory balances increased to $89.9 million at March 31, 2008 compared to $82.7 million at December 31, 2007. Inventory turns remained constant at 2.2 at March 31, 2008 compared to 2.2 at March 31, 2007. Cash used in the first three months of 2008 for the purchase of property and equipment totaled $5.1 million, for the capitalization of internally developed software costs totaled $1.5 million, for additions to other intangibles totaled $431,000, and for the acquisition of microLEX Systems A/S totaled $17.1 million, net of cash received. (See Note 12 of Notes to the Consolidated Financial Statements). Cash used in the first three months of 2007 for the purchase of property and equipment totaled $6.2 million, for the capitalization of internally developed software costs totaled $2.5 million, and for additions to other intangibles totaled $3.6 million.

Cash provided by the issuance of common stock totaled $10.2 million and $9.8 million for the first quarter of 2008 and the first quarter of 2007, respectively, and cash used for the payment of dividends totaled $8.7 million and $5.6 million for the first quarter of 2008 and 2007, respectively. The issuance of common stock was to employees under our Employee Stock Purchase Plan, our 1994 Incentive Stock Option Plan and our 2005 Incentive Plan. Cash used for the repurchase of common stock totaled $49.1 million and $29.2 million for the first quarter of 2008 and 2007, respectively.

We currently expect to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances and internally generated funds. As of March 31, 2008 and March 31, 2007, we had no debt outstanding. We believe that our cash flow from operations and existing cash balances and short-term investments will be sufficient to meet our cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months will depend on our profitability, our ability to manage working capital requirements and our rate of growth.

Financial Risk Management

Our international sales are subject to inherent risks, including fluctuations in local economies; fluctuations in foreign currencies relative to the U.S. dollar; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, we are subject to the risks associated with fluctuations in currency rates. In particular, increases in the value of the dollar against foreign currencies decrease the U.S. dollar value of foreign sales requiring that we either increase our price in the local currency, which could render our product prices noncompetitive, or suffer reduced revenues and gross margins as measured in U.S. dollars. Currently, we are experiencing decreases in the value of the U.S. dollar against foreign currencies which has had the effect of increasing our consolidated sales by 5% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. If this trend continues, we may need to lower our prices in the local currency to remain competitive in our international markets. These dynamics have adversely affected our revenue growth in international markets in previous years. Our foreign currency hedging program includes both foreign currency forward and purchased option contracts to reduce the effect of exchange rate fluctuations. However, our hedging program will not eliminate all of our foreign exchange risks. (See “Net Foreign Gain (Loss)”).

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

Off-Balance Sheet Arrangements. We have no debt or off-balance sheet debt. As of March 31, 2008, we have contractual purchase commitments with various suppliers of general components and customized inventory components of approximately $8.2 million. As of March 31, 2008, we have outstanding guarantees for payment of customs and foreign grants totaling approximately $4.9 million. (See Note 10 of Notes to Consolidated Financial Statements.) As of March 31, 2008, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Market Risk

We are exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in foreign currency values and changes in the market value of our investments.

Foreign Currency Hedging Activities. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option contracts and forward contracts to hedge our exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. We monitor our foreign exchange exposures regularly to ensure the overall effectiveness of our foreign currency hedge positions. However, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at March 31, 2008, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate fair market value of all our instruments outstanding of approximately $13.1 million. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure.

Investments. The fair value of our investments in marketable securities at March 31, 2008 was $31.8 million. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the full investment of available funds. We diversify our marketable securities portfolio by investing in multiple types of investment-grade securities. Our investment portfolio is primarily invested in securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Based on our investment portfolio and interest rates at March 31, 2008, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $159,000 in the fair value of our investment portfolio. Although changes in interest rates may affect the fair value of our investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

Our long-term investments are Aaa/AAA/AA rated investments in auction rate securities which failed the auction process on March 25, 2008. Auction rate securities are variable rate debt instruments whose interest rates are reset approximately every 7 to 35 days. Historically, we had classified these type investments as “short-term” but we are not reporting them as “long-term” due to the recent failure in the auction rate securities markets. The underlying securities generally have longer dated contractual maturities. The auction rate securities are classified as available-for-sale and are recorded at estimated fair value. Typically, the carrying value of auction rate securities approximates estimated fair value due to the frequent resetting of the interest rates. Included in long-term investments at March 31, 2008, were auction rate securities with a principal cost of $8,600,000 which were reported at their fair-market value of $8,477,000. We have recorded the unrealized loss related to these securities as a component of other comprehensive income as we have determined that the impairment is primarily driven by the temporary illiquidity of the Auction Rate Securities market and by the fact that these securities have redemption features which call for redemption at 100% of par value, the fact that the underlying debt continues to carry Aaa/AAA/AA and the fact that we have the ability and intent to hold these securities to maturity. (See Note 3 of Notes to Consolidated Financial Statements for further discussion.)

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") 157, “Fair Value Measurements”. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, SFAS 157 is amended by Financial Statement Position (“FSP”) FAS 157-1, “Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, which excludes from the scope of this provision arrangements accounted for under SFAS 13, “Accounting for Leases”. SFAS 157 is also amended by FSP FAS 157-2 “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We adopted SFAS 157 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial position or results of operations. (See Note 3 of Notes to Consolidated Financial Statements).

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement 115”. This standard permits an entity to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This statement is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008 as required. The adoption of SFAS 159 did not have a significant impact on our financial position or results of operations as we did not elect the fair value option for items within the scope of this statement.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations—a replacement of FASB Statement 141”, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 141(R) and have not yet determined the impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. We are currently evaluating the requirements of SFAS 161 and have not yet determined the impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Response to this item is included in "Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations - Market Risk" above.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), required by paragraph (b) of Rule 13a – 15 or Rule 15d – 15, as of March 31, 2008, have concluded that our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. We continue to enhance our internal control over financial reporting by adding resources in key functional areas with the goal of monitoring our operations at the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required under Auditing Standard No. 5 issued by the Public Company Accounting Oversight Board. We discuss and disclose these matters to the audit committee of our board of directors and to our auditors. During the three months ended March 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a – 15 or Rule 15d – 15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We filed a patent infringement action on January 25, 2001 in the U.S. District Court, Eastern District of Texas (Marshall Division) claiming that The MathWorks, Inc. ("MathWorks") infringed certain of our U.S. patents. On January 30, 2003, a jury found infringement by MathWorks of three of the patents involved and awarded us specified damages. On June 23, 2003, the District Court entered final judgment in favor of us and entered an injunction against MathWorks' sale of its Simulink and related products and stayed the injunction pending appeal. Upon appeal, the judgment and the injunction were affirmed by the U.S. Court of Appeals for the Federal Circuit (September 3, 2004). Subsequently the stay of injunction was lifted by the District Court. In November 2004, the final judgment amount of $7.4 million which had been held in escrow pending appeal was released to us.

An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court's decision of June 23, 2003 (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks' declaratory judgment complaint, denying MathWorks' claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks' modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court's denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. On November 22, 2006, the District Court lifted the stay. The case schedule has yet to be set in this action. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. In the fourth quarter of 2006, we accrued an additional $600,000 related to this contingency. There were not any charges against this accrual during the first quarter of 2008. We have charged a cumulative total of $611,000 against this accrual through March 31, 2008.

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

Negative Conditions in the Global Credit Markets May Impair the Liquidity of a Portion of Our Investment Portfolio. Included within our long-term investments are Aaa/AAA/AA rated investments in auction rate securities. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit market does not improve, auctions for our investments in these securities may continue to fail. If an auction fails for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par, should we need or desire to access the funds invested in those securities. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss.

On March 25, 2008, auction rate securities that we originally purchased for $8.6 million failed the auction process. We do not consider these investments as liquid in the short-term and therefore have classified them as long-term investments. In the event that we needed to access these funds, we would not be able to do so until a future auction on these securities was successful. Although we view this market disruption as temporary, we do not believe that the auction process will provide liquidity for the securities in the near future. We are uncertain as to when the liquidity issues relating to these securities will improve. At March 31, 2008, we recorded these securities at their fair-market value of $8,477,000. We have recorded the unrealized loss related to these securities as a component of other comprehensive income as we have determined that the impairment is primarily driven by the temporary illiquidity of the Auction Rate Securities market and by the fact that these securities have redemption features which call for redemption at 100% of par value, the fact that the underlying debt continues to carry Aaa/AAA/AA and the fact that we have the ability and intent to hold these securities to maturity. (See Note 3 of Notes to Consolidated Financial Statements for further discussion.)

We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results. We have established an operating budget for 2008. Our budget was established based on the estimated revenue from forecasted sales of our products which is based on economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. Our spending for 2008 could exceed our budget due to a number of factors, including:

•	additional marketing costs for new product introductions and/or for conferences and tradeshows;
•	increased costs from hiring more product development engineers or other personnel;
•	additional costs related to acquisitions, if any;
•	increased manufacturing costs resulting from component supply shortages and/or component price fluctuations; and/or
•	additional expenses related to intellectual property litigation.

Any future decreased demand for our products could result in decreased revenue and could require us to revise our budget and reduce expenditures. Exceeding our established operating budget or failing to reduce expenditures in response to any decrease in revenue could have a material adverse effect on our operating results.

Our Business is Dependent on Key Suppliers. Our manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these components are available through sole or limited sources. Sole-source components purchased include custom application-specific integrated circuits (“ASICS”), chassis and other components. We have in the past experienced delays and quality problems in connection with sole-source components, and there can be no assurance that these problems will not recur in the future. Accordingly, our failure to receive required sole-source components from suppliers could result in a material adverse effect on our revenues and operating results.

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

Our Quarterly Results are Subject to Fluctuation Due to Various Factors. Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including:

•	changes in the mix of products sold;
•	the availability and pricing of components from third parties (especially sole sources);
•	pricing of our products;
•	fluctuations in foreign currency exchange rates;
•	the timing, cost or outcome of intellectual property litigation;
•	the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales; and
•	changes in pricing policies by us, our competitors or suppliers.

Currently, we are experiencing decreases in the value of the U.S. dollar against foreign currencies which has had the effect of increasing our consolidated sales by 5% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. If this trend continues, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar, and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins.

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

In recent years, our revenues have been characterized by seasonality, with revenues typically growing from the first quarter to the second quarter, being relatively constant from the second quarter to the third quarter, growing in the fourth quarter compared to the third quarter and declining from the fourth quarter of the year to the first quarter of the following year. This historical trend may be affected in the future by the economic impact of larger orders as well as the timing of new product introductions and/or acquisitions, if any. We believe the seasonality of our revenue results from the international mix of our revenue and the variability of the budgeting and purchasing cycles of our customers throughout each international region. In addition, our total operating expenses have in the past tended to increase in each successive quarter and have fluctuated as a percentage of revenue based on changes in the seasonality of our revenue.

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

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

•	new product introductions by competitors;
•	product pricing;
•	quality and performance;
•	success in developing new products;
•	adequate manufacturing capacity and supply of components and materials;
•	efficiency of manufacturing operations;
•	effectiveness of sales and marketing resources and strategies;
•	strategic relationships with key suppliers;
•	timing of our new product introductions;
•	protection of our products by effective use of intellectual property laws;
•	the outcome of any material intellectual property litigation;
•	general market and economic conditions; and
•	government actions throughout the world.

There can be no assurance that we will be able to compete successfully in the future.

We Rely on Management Information Systems and any Disruption in Such Systems Would Adversely Affect Us. We rely on two primary regional centers for our management information systems and on multiple systems in some branches not covered by our two regional centers. As with any information system, unforeseen issues may arise that could affect our ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that one or both of our regional information systems could experience a complete or partial shutdown. If such a shutdown occurred, it would likely impact our product shipments and revenues, as order processing and product distribution are heavily dependent on the integrated management information systems in each region. Accordingly, our operating results in such periods would be adversely impacted. We are working to maintain reliable regional management information systems to control costs and improve our ability to deliver our products in our markets worldwide. No assurance can be given that our efforts will be successful. The failure to receive adequate, accurate and timely financial information could inhibit our ability to make effective and timely decisions.

During the quarter ended March 31, 2008, we continued to devote resources to the enhancement of systems to support the shipment of products from our manufacturing facility and warehouse in Hungary directly to customers worldwide, and to the continued development of our web offerings. There can be no assurance that we will not experience difficulties with these new systems. Difficulties with these new systems may interrupt our normal operations, including our ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. Any disruption occurring with these systems may have a material adverse effect on our operating results. We plan to continue to devote resources to the systems that support shipment of products from our manufacturing facility and warehouse in Hungary directly to our customers worldwide, and to the continued development of our web offerings during 2008. Any failure to successfully implement these initiatives could have a material adverse effect on our operating results.

We are Subject to Risks Associated with Our Centralization of Inventory and Distribution. We are devoting considerable resources to centralizing our distribution to a limited number of shipping points. Currently, shipments to our European customers are sourced from our warehouse facility in Debrecen, Hungary. Shipments to almost all customers in the Americas were previously sourced from our warehouse in Austin, Texas. Since July 2007, our Austin distribution operation has been transferred to Debrecen, Hungary and since October 2007 our Japanese distribution operations have also been transferred to Debrecen, Hungary. Shipments to most of our customers in the rest of Asia are currently made either out of local inventory managed by our branch operations in various Asian countries or from a centralized distribution point in Singapore. Our planned centralization of inventory and distribution to a limited number of shipping points is subject to inherent risks, including:

•	burdens of complying with additional and/or more complex VAT and customs regulations; and
•	severe concentration of inventory increasing the impact associated with fire, natural disasters, and logistics disruptions to customer order fulfillment.

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

We are Subject to Various Risks Associated with International Operations and Foreign Economies. Our international sales are subject to inherent risks, including:

•	fluctuations in local economies;
•	fluctuations in foreign currencies relative to the U.S. dollar;
•	difficulties in staffing and managing foreign operations;
•	greater difficulty in accounts receivable collection;
•	costs and risks of localizing products for foreign countries;
•	unexpected changes in regulatory requirements;
•	tariffs and other trade barriers;
•	difficulties in the repatriation of earnings; and
•	the burdens of complying with a wide variety of foreign laws.

In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, including those based in or from countries where practices which violate such United States laws may be customary, will not take actions in violations of our policies. Any violation of foreign or United States laws by our employees, contractors or agents, even if such violation is prohibited by our policies, could have a material adverse effect on our business. We must also comply with various import and export regulations. The application of these various regulations depends on the classification of our products which can change over time as such regulations are modified or interpreted. As a result, even if we are currently in compliance with applicable regulations, there can be no assurance that we will not have to incur additional costs or take additional compliance actions in the future. Failure to comply with these regulations could result in fines and/or termination of import and export privileges, which could have a material adverse effect on our operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by our international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Net of hedging results, the change in exchange rates had the effect of increasing our consolidated sales by 5% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing our operating expenses by $4.8 million over these same periods. If the U.S. dollar weakens in the future, it could result in our having to reduce prices locally in order for our products to remain competitive in the local marketplace. If the U.S. dollar strengthens in the future, and we are unable to successfully raise our international selling prices, it could have a materially adverse effect on our operating results.

A Substantial Majority of Our Manufacturing Capacity is Located in Hungary. Our Hungarian manufacturing facility sources a substantial majority of our sales. During the third quarter of 2006, we moved one of our two manufacturing lines in our Austin, Texas manufacturing facility to our manufacturing facility in Debrecen, Hungary. During 2007, we continued to implement systems and processes that support the direct shipment of product orders to our customers worldwide from our manufacturing facility in Hungary and will continue to do so in 2008. In order to better insure timely shipment of products to our customers we will maintain the vast majority of our inventory at our Hungary manufacturing facility. In addition to being subject to the risks of maintaining such a concentrated global inventory, this facility and its operation are also subject to risks associated with doing business internationally, including:

•	difficulty in managing manufacturing operations in a foreign country;
•	difficulty in achieving or maintaining product quality;
•	interruption to transportation flows for delivery of components to us and finished goods to our customers; and
•	changes in the country’s political or economic conditions.

No assurance can be given that our efforts will be successful. Accordingly, a failure to deal with these factors could result in interruption in the facility’s operation or delays in expanding its capacity, either of which could have a material adverse effect on our operating results.

Our Income Tax Rate is Affected by Tax Benefits in Hungary. As a result of certain foreign investment incentives available under Hungarian law, the profit from our Hungarian operation has been subject to a reduced income tax rate. This special tax status terminated on January 1, 2008, upon the merger of our Hungary manufacturing operations with its Hungarian parent company. The tax position of our Hungarian operation continues to benefit from assets created by the restructuring of our operations in Hungary. These benefits may not be available in the future due to changes in Hungary’s political condition and/or tax laws. The reduction or elimination of these tax benefits could result in an increase in our future effective income tax rate, which could have a material adverse effect on our operating results.

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

Compliance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging. As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our managements’ certification of adequate disclosure controls and procedures as of March 31, 2008. Our most recent report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. Our Form 10-K also contained an attestation and report by our auditors with respect to the effectiveness of internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

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

The following table provides information as of March 31, 2008 with respect to the shares of common stock that we repurchased during the first quarter of 2008.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2008 to January 31, 2008	--	--	--	2,630,595
February 1, 2008 to February 29, 2008	1,833,134	$ 26.77	1,833,134	797,461
March 1, 2008 to March 31, 2008	--	--	--	797,461
Total	1,833,134	$ 26.77	1,833,134

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

ITEM 6.	EXHIBITS

3.1(2)	Certificate of Incorporation, as amended, of the Company.
3.2(12)	Amended and Restated Bylaws of the Company.
3.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(1)	Specimen of Common Stock certificate of the Company.
4.2(3)	Rights Agreement dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A.
10.1(1)	Form of Indemnification Agreement.
10.2(5)	1994 Incentive Plan, as amended.*
10.3(11)	1994 Employee Stock Purchase Plan.*
10.4(6)	Long-Term Incentive Program.*
10.5(7)	2005 Incentive Plan.*
10.6(8)	National Instruments Corporation Annual Incentive Program.*
10.7(9)	2008 Annual Incentive Program Goals and Awards for the Named Executive Officers.*
10.8(10)	Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.9(10)	Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.10(10)	Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.11(10)	Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement of Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(3)	Incorporated by reference to exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on January 28, 2004.
(4)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 8-K on April 27, 2004.
(5)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q on August 5, 2004.
(6)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(7)	Incorporated by reference to exhibit A of the Company’s Proxy Statement dated and filed on April 4, 2005.
(8)	Incorporated by reference to the exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on June 27, 2006.
(9)	Incorporated by reference to the exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on March 25, 2008.
(10)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q on August 2, 2006.
(11)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K on February 20, 2007.
(12)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*	Management Contract or Compensatory Plan or Arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INSTRUMENTS CORPORATION
Registrant

BY:	/s/ Alex Davern
Alex Davern

Chief Financial Officer and Treasurer

(principal financial and accounting officer)

Dated: May 2, 2008