Form 10-Q
period 2008-06-30
NATIONAL INSTRUMENTS CORP /DE/
filed 2008-08-04
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended:  June 30, 2008 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
__________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2008
Common Stock - $0.01 par value	78,638,964

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2008	December 31, 2007
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$222,025	$194,839
Short-term investments	26,317	93,838
Accounts receivable, net	130,183	131,282
Inventories, net	95,674	82,675
Prepaid expenses and other current assets	25,684	23,312
Deferred income tax, net	21,080	19,264
Total current assets	520,963	545,210
Long-term investments	10,084	—
Property and equipment, net	154,455	151,462
Goodwill, net	65,608	54,111
Intangible assets, net	46,970	40,357
Other long-term assets	30,197	27,672
Total assets	$828,277	$818,812

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$38,949	$36,187
Accrued compensation	28,814	25,778
Deferred revenue	41,407	36,091
Accrued expenses and other liabilities	10,466	10,437
Other taxes payable	14,686	16,843
Total current liabilities	134,322	125,336
Deferred income taxes	22,249	21,221
Other long-term liabilities	12,087	11,169
Total liabilities	168,658	157,726
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 180,000,000 shares authorized; 78,551,562 and 79,405,359 shares issued and outstanding, respectively	785	794
Additional paid-in capital	60,246	89,809
Retained earnings	588,398	563,418
Accumulated other comprehensive income	10,190	7,065
Total stockholders' equity	659,619	661,086
Total liabilities and stockholders' equity	$828,277	$818,812

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales	$210,474	$179,497	$403,392	$351,139
Cost of sales	52,443	44,071	100,690	86,220
Gross profit	158,031	135,426	302,702	264,919
Operating expenses:
Sales and marketing	79,726	65,278	154,065	128,858
Research and development	33,188	30,525	68,792	59,761
General and administrative	17,283	15,424	33,945	29,999
Total operating expenses	130,197	111,227	256,802	218,618

Operating income	27,834	24,199	45,900	46,301

Other income (expense):
Interest income	1,514	2,207	3,651	4,442
Net foreign exchange gain (loss)	(313)	341	1,235	530
Other income (expense), net	(129)	(46)	(68)	(151)
Income before income taxes	28,906	26,701	50,718	51,122
Provision for income taxes	4,172	5,950	8,368	11,321

Net income	$24,734	$20,751	$42,350	$39,801

Basic earnings per share	$0.32	$0.26	$0.54	$0.50

Weighted average shares outstanding – basic	78,484	79,363	78,662	79,601

Diluted earnings per share	$0.31	$0.26	$0.53	$0.49

Weighted average shares outstanding – diluted	79,549	80,788	79,691	81,009

Dividends declared per share	$0.11	$0.07	$0.22	$0.14

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flow from operating activities:
Net income	$42,350	$39,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,852	18,208
Stock-based compensation	9,662	8,339
Provision for (benefit from) deferred income taxes	(3,585)	731
Tax benefit from stock option plans	(492)	(2,030)
Changes in operating assets and liabilities:
Accounts receivable	3,524	660
Inventories	(12,894)	1,686
Prepaid expenses and other assets	(839)	(9,755)
Accounts payable	2,425	1,560
Deferred revenue	5,316	5,653
Taxes and other liabilities	3,008	5,301
Net cash provided by operating activities	68,327	70,154

Cash flow from investing activities:
Capital expenditures	(12,382)	(11,713)
Capitalization of internally developed software	(7,585)	(6,013)
Additions to other intangibles	(1,072)	(4,355)
Acquisition, net of cash received	(17,310)	—
Purchases of short-term and long-term investments	(17,245)	(37,454)
Sales and maturities of short-term and long-term investments	74,682	107,923
Purchases of foreign currency option contracts	(2,784)	—
Net cash provided by investing activities	16,304	48,388

Cash flow from financing activities:
Proceeds from issuance of common stock	17,077	19,642
Repurchase of common stock	(57,644)	(67,956)
Dividends paid	(17,370)	(11,165)
Tax benefit from stock option plans	492	2,030
Net cash (used in) financing activities	(57,445)	(57,449)

Net change in cash and cash equivalents	27,186	61,093
Cash and cash equivalents at beginning of period	194,839	100,287
Cash and cash equivalents at end of period	$222,025	$161,380

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 included in our annual report on Form 10-K filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at June 30, 2008 and December 31, 2007, and the results of our operations for the three-month and six-month periods ended June 30, 2008 and 2007, and the cash flows for the six-month periods ended June 30, 2008 and 2007. Operating results for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three-month and six-month periods ended June 30, 2008 and 2007, respectively, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2008	2007	2008	2007

Weighted average shares outstanding-basic	78,484	79,363	78,662	79,601
Plus: Common share equivalents
Stock options, restricted stock units	1,065	1,425	1,029	1,408
Weighted average shares outstanding-diluted	79,549	80,788	79,691	81,009

Stock options to acquire 2,318,000 and 2,543,000 shares for the three months ended June 30, 2008 and 2007, respectively, and 2,678,000 and 2,624,000 shares for the six months ended June 30, 2008 and 2007, respectively, were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

NOTE 3 – Fair Value Measurements

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. In accordance with Financial Accounting Standards Board Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), we will defer the adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The partial adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money Market Funds	$137,805	$137,805	$—	$—
Short-term investments available for sale	26,317	26,317	—	—
Long-term investments available for sale	8,184	—	—	8,184
Derivatives	4,606	—	4,606	—
Total Assets	$176,912	$164,122	$4,606	$8,184

Liabilities
Derivatives	$(1,743)	$—	$(1,743)	$—
Total Liabilities	$(1,743)	$—	$(1,743)	$—

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Long-term investments available for sale
Beginning Balance, January 1, 2008	$—
Total gains or (losses) (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	(416)
Purchases, issuances and settlements	—
Transfer in and/or out of Level 3	8,600
Ending Balance, June 30, 2008	$8,184

The amount of total gains or (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

Short-term investments available for sale are valued using a market approach (Level 1) based on the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets.

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of identical instruments.

Marketable securities reported using significant unobservable inputs (Level 3) are comprised of auction rate securities and are valued using discounted cash flow models which take into account market indexes for risk free rates of return, market rates of return for like securities as well as management judgment regarding the temporary illiquidity of the auction rate securities market, the credit rating of the underlying securities, government guarantees where applicable and call features where applicable. The auction rate securities consist of education loan revenue bonds.

The securities transferred into Level 3 during the six months ended June 30, 2008, were transferred in at their fair market value at the beginning of the period. We have historically reported the fair market value of these securities at par as any differences between par value and the purchase price or settlement value have historically been comprised of accrued interest. At June 30, 2008 we have recorded the unrealized loss related to these securities as a component of other comprehensive income as we have determined that the impairment is primarily driven by the temporary illiquidity of the auction rate securities market, the fact that these securities have redemption features which call for redemption at 100% of par value, the fact that the underlying debt continues to carry Aaa/AAA/AA and the fact that we have the ability and intent to hold these securities to maturity. Due to the temporary illiquidity of the auction rate securities market, we have also reclassified these securities from short-term to long-term as of June 30, 2008.

NOTE 4 – Inventories

Inventories, net consist of the following (in thousands):

	June 30, 2008	December 31, 2007
	(unaudited)

Raw materials	$42,260	$40,521
Work-in-process	4,172	3,511
Finished goods	49,242	38,643
	$95,674	$82,675

NOTE 5 – Intangibles

Intangibles at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008 (unaudited)			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$73,419	$(55,685)	$17,734	$65,834	$(50,722)	$15,112
Acquired technology	26,850	(15,125)	11,725	21,228	(12,976)	8,252
Patents	15,369	(4,182)	11,187	14,598	(3,789)	10,809
Leasehold equipment and other	11,839	(5,515)	6,324	10,919	(4,735)	6,184
	$127,477	$(80,507)	$46,970	$112,579	$(72,222)	$40,357

Software development costs capitalized for the three months ended June 30, 2008 and 2007 were $6.1 million and $3.6 million, respectively, and related amortization was $2.5 million and $2.1 million, respectively. Software development costs capitalized for the six months ended June 30, 2008 and 2007 were $7.6 million and $6.0 million, respectively, and related amortization was $5.0 million and $4.3 million, respectively. Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Patents are amortized using the straight-line method over their estimated period of benefit, generally ten to seventeen years. Total intangible assets amortization expenses were $4.0 million and $3.5 million for the three months ended June 30, 2008 and 2007, respectively, and were $8.0 million and $6.9 million for the six months ended June 30, 2008 and 2007, respectively.

Acquired core technology and intangible assets are amortized over their useful lives, which range from three to eight years. On February 1, 2008, we acquired all of the outstanding shares of microLEX which included $5.2 million of acquired core technology. (See Note 12 of Notes to Consolidated Financial Statements).

For the three months ended June 30, 2008 and 2007, amortization expense for intangible assets acquired was approximately $1.1 million and $800,000, respectively, of which approximately $940,000 and $680,000 was recorded in cost of sales, respectively, and approximately $160,000 and $120,000 was recorded in operating expenses, respectively. For the six months ended June 30, 2008 and 2007, amortization expense for intangible assets acquired was approximately $2.1 million and $1.6 million, respectively, of which approximately $1.8 million and $1.4 million was recorded in cost of sales, respectively, and approximately $300,000 and $200,000 was recorded in operating expenses, respectively.

The estimated amortization expense of intangible assets acquired for the current fiscal year and in future years will be recorded in the consolidated statements of income as follows (in thousands):

Fiscal Year	Cost of Sales	Acquisition related costs and amortization, net	Total

2008	$3,485	$562	$4,047
2009	3,300	502	3,802
2010	2,765	341	3,106
2011	2,121	214	2,335
Thereafter	1,212	206	1,418
Total	$12,883	$1,825	$14,708

NOTE 6 – Goodwill

The carrying amount of goodwill for 2008 is as follows:
Amount (in thousands)
Balance as of December 31, 2007	$54,111
Acquisitions/purchase accounting adjustments	10,818
Divestitures	—
Foreign currency translation impact	679
Balance as of June 30, 2008	$65,608

On February 1, 2008, we acquired all of the outstanding shares of microLEX which included $10.8 million of goodwill. (See Note 12 of Notes to Consolidated Financial Statements).

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

NOTE 7 – Income Taxes

We account for uncertain tax positions in accordance with FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of Statement of Financial Accounting Standards 109”. We had $9.3 million of unrecognized tax benefits at June 30, 2008, and $8.3 million at December 31, 2007, all of which would affect our effective income tax rate if recognized. We recorded gross increases in unrecognized tax benefits of $1.0 million and $1.4 million for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, we believe it is reasonably possible that we will recognize tax benefits in the amount of $1.2 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2008 and December 31, 2007, we had approximately $577,000 and $401,000 accrued for interest related to uncertain tax positions, respectively. The tax years 2001 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflects an effective tax rate of 14% and 17% for the three and six months ended June 30, 2008, respectively, and 22% for each of the three and six months ended June 30, 2007. For the three and six months ended June 30, 2008, our effective tax rate is lower than the U.S. federal statutory rate of 35% primarily as a result of reduced tax rates in certain foreign jurisdictions, tax exempt interest, and the partial release of a deferred tax asset valuation allowance. For the three and six months ended June 30, 2007, our effective tax rate was lower than the U.S. federal statutory rate of 35% primarily as a result of the research credit, reduced tax rates in foreign jurisdictions and tax exempt interest. The decreases in our tax rates for the three and six months ended June 30, 2008, from the comparable prior periods is due to increased profits in foreign jurisdictions with reduced income tax rates and the partial release of a deferred tax asset valuation allowance.

NOTE 8 – Comprehensive Income

Our comprehensive income is comprised of net income, foreign currency translation gains and losses and unrealized gains and losses on forward and option contracts and securities available for sale. Comprehensive income for the three-month and six-month periods ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Comprehensive income:
Net income	$24,734	$20,751	$42,350	$39,801
Foreign currency translation gains (losses)	(775)	893	4,927	1,339
Unrealized gains (losses) on derivative instruments	901	187	(1,206)	141
Unrealized gains (losses) on securities available for sale	(241)	63	(596)	19
Total comprehensive income	$24,619	$21,894	$45,475	$41,300

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

Transactions under all stock option plans are summarized as follows:

	Number of shares under option	Weighted average Exercise price
Outstanding at December 31, 2007	5,294,641	$24.47
Exercised	(609,204)	16.01
Canceled	(52,975)	26.02
Granted	—	—
Outstanding at June 30, 2008	4,632,462	$25.57

The aggregate intrinsic value of stock options at exercise, represented in the table above, was $7.0 million for the six months ended June 30, 2008. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $8.5 million as June 30, 2008, related to approximately 632,000 shares with a per share weighted average fair value of $16.19. We anticipate this expense to be recognized over a weighted average period of approximately 3.4 years.

	Outstanding and Exercisable by Price Range
	As of June 30, 2008

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number outstanding as of 06/30/2008	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of 06/30/2008	Weighted average exercise price
$11.44 - $21.04	1,816,182	2.68	$18.92	1,599,535	$18.70
$21.25 - $30.92	1,578,176	5.19	$28.08	1,177,433	$27.98
$31.25 - $34.38	1,238,104	1.80	$32.11	1,223,361	$32.11
$11.44 - $34.38	4,632,462	3.30	$25.57	4,000,329	$25.53

The weighted average remaining contractual life of options exercisable as of June 30, 2008 was 3.04 years. The aggregate intrinsic value of options outstanding as of June 30, 2008 was $13.0 million. The aggregate intrinsic value of options currently exercisable as of June 30, 2008 was $11.4 million. No options were granted in the six months ended June 30, 2008 as our incentive option plan terminated in May 2005.

Restricted stock plan

Our stockholders approved the 2005 Incentive Plan (“2005 Plan”) on May 10, 2005. At the time of approval, 2,700,000 shares of our common stock were reserved for issuance under this plan, as well as the number of shares which had been reserved, but not issued under the 1994 Plan (our stock option plan which terminated in May 2005), and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and restricted stock units to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. Shares available for grant at June 30, 2008 were 2,510,061. As part of the requirements of SFAS 123R, we are required to estimate potential forfeitures of restricted stock units and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

Transactions under the restricted stock plan are summarized as follows:

	RSUs
	Number of RSUs	Weighted Average Grant Price
Balance at December 31, 2007	1,841,634	$26.86
Granted	711,632	28.55
Earned	(320,301)	29.42
Canceled	(39,383)	28.00
Balance at June 30, 2008	2,193,582	$27.01

Total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $61.4 million as of June 30, 2008, related to 2,193,582 shares with a per share weighted average fair value of $27.01. We anticipate this expense to be recognized over a weighted average period of approximately 6.7 years.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the participation period. On December 21, 2005, our Compensation Committee amended the purchase periods from semi-annual to quarterly on November 1, February 1, May 1 and August 1 of each year. Following this amendment, the initial period commenced on April 1, 2006 and ended on July 31, 2006. During the annual shareholder’s meeting held on May 7, 2007, shareholders approved an additional 3.0 million shares of common stock to be reserved for issuance under this plan. Employees may designate up to 15% of their compensation for the purchase of common stock. Common stock reserved for future employee purchases aggregated 2,930,139 shares at June 30, 2008. The number of shares issued under this plan for the six month period ended June 30, 2008 was 343,451. The weighted average fair value of the employees’ purchase rights was $22.83 per share and was estimated using the Black-Scholes model with the following assumptions:

2008
Dividend expense yield	0.3%
Expected life	3 months
Expected volatility	26%
Risk-free interest rate	5.0%

For the three and six months ended June 30, 2008 and 2007, stock-based compensation recorded as a component of cost of sales, sales and marketing, research and development, and general and administrative was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock-based compensation
Cost of sales	$270	$236	$515	$420
Sales and marketing	2,084	1,892	4,090	3,415
Research and development	1,566	1,597	3,293	2,954
General and administrative	797	741	1,551	1,334
	4,717	4,466	9,449	8,123
Provision for income taxes	(1,141)	(944)	(2,224)	(1,690)
Total	$3,576	$3,522	$7,225	$6,433

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

The warranty reserve for the six-month periods ended June 30, 2008 and 2007, respectively, was as follows (in thousands):

	Six Months Ended
	June 30,
	(unaudited)
	2008	2007
Balance at the beginning of the period	$750	$867
Accruals for warranties issued during the period	826	784
Settlements made (in cash or in kind) during the period	(884)	(901)
Balance at the end of the period	$692	$750

As of June 30, 2008, we have outstanding guarantees for payment of foreign operating leases, customs and foreign grants totaling approximately $5.4 million.

As of June 30, 2008, we have non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $6.9 million over the next twelve months.

NOTE 11 – Segment Information

In accordance with SFAS 131, Disclosure about Segments of an Enterprise and Related Information, we determine operating segments using the management approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our operating segments. It also requires disclosures about products and services, geographic areas and major customers, where applicable.

While we sell our products to many different markets, we have one operating segment. Substantially all of the depreciation and amortization is recorded in the Americas. Net sales, operating income, identifiable assets, and interest income, classified by the major geographic areas in which we operate, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Net sales:
Americas:
Unaffiliated customer sales	$88,922	$83,895	$172,506	$161,856
Geographic transfers	29,957	30,303	60,940	60,033
	118,879	114,198	233,446	221,889

Europe:
Unaffiliated customer sales	72,089	56,117	131,233	108,028
Geographic transfers	46,185	47,761	96,770	76,597
	118,274	103,878	228,003	184,625

Asia Pacific:
Unaffiliated customer sales	49,463	39,485	99,653	81,255
Eliminations	(76,142)	(78,064)	(157,710)	(136,630)

	$210,474	$179,497	$403,392	$351,139

Operating income:
Americas	$16,834	$20,229	$32,087	$36,910
Europe	28,689	22,249	49,727	41,276
Asia Pacific	15,499	12,246	32,878	27,876
Unallocated:
Research and development expenses	(33,188)	(30,525)	(68,792)	(59,761)
	$27,834	$24,199	$45,900	$46,301

	Six Months Ended June 30,
	(unaudited)
	2008	2007
Interest income:
Americas	$1,683	$2,647
Europe	1,917	1,723
Asia Pacific	51	72
	$3,651	$4,442

	June 30,	December 31,
	2008	2007
	(unaudited)
Identifiable assets:
Americas	$399,722	$421,249
Europe	356,167	310,608
Asia Pacific	72,388	86,955
	$828,277	$818,812

Total sales outside the United States for the three and six months ended June 30, 2008 were $130.5 million and $247.2 million, respectively, and for the three and six months ended June 30, 2007 were $103.7 million and $210.4 million, respectively.

NOTE 12 – Acquisitions

On February 1, 2008, we acquired all of the outstanding shares of microLEX Systems A/S, a premier provider of virtual instrumentation-based video, audio and mixed-signal test solutions. This acquisition was accounted for as a business combination. The purchase price of the acquisition, which included legal and accounting fees, was $17.8 million in cash. The allocation of the purchase price was determined using the fair value of assets and liabilities acquired as of February 1, 2008. We funded the purchase price from existing cash balances. Our consolidated financial statements include the operating results from the date of acquisition. Pro-forma results or operations have not been presented because the effects of those operations were not material. The purchase price allocation is preliminary and is subject to future adjustment during the allocation period as defined in SFAS No .141, “Business Combinations”. The following table summarizes the allocation of the purchase price of microLEX (in thousands):

Goodwill	$10,818
Acquired core technology	5,201
Non-competition agreements	159
Trademarks	119
Customer relationships	354
Current assets acquired	3,057
Long-term assets acquired	20
Current liabilities assumed	(486)
Deferred tax liabilities	(1,458)
Total assets acquired	$17,784

Goodwill is not deductible for tax purposes. Existing technology, non-competition agreements, trademarks, and customer relationships have useful lives of 5 years, 3 years, 3 years, and 5 years, respectively, from the date of acquisition. These assets are not deductible for tax purposes.

NOTE 13 – Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements”. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, SFAS 157 is amended by Financial Statement Position (“FSP”) FAS 157-1, “Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, which excludes from the scope of this provision arrangements accounted for under SFAS 13, “Accounting for Leases”. SFAS 157 is also amended by FSP FAS 157-2 “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We adopted SFAS 157 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial position or results of operations. (See Note 3 of Notes to Consolidated Financial Statements).

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. generally accepted accounting principles. The provisions of FSP No. FAS 142-3 are effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the requirements of FSP No. FAS 142-3 and have not yet determined the impact on our consolidated financial statements.

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

An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court's decision of June 23, 2003, (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks' declaratory judgment complaint, denying MathWorks' claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks' modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court's denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. On November 22, 2006, the District Court lifted the stay. The case schedule has yet to be set in this action. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. In the fourth quarter of 2006, we accrued an additional $600,000 related to this contingency. We charged approximately $6,000 against this accrual during the six months ended June 30, 2008. We have charged a total of $617,000 against this accrual through June 30, 2008.

NOTE 15 – Subsequent Event

On July 24, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.11 per common share, payable on September 2, 2008 to shareholders of record on August 11, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding our future financial performance or operations (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “may,” “will,” “project,” “continue,” or “estimate” or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors including those set forth under the heading “Risk Factors” beginning on page 27, and the discussion below. Readers are also encouraged to refer to the documents regularly filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for further discussion of our business and the risks attendant thereto.

Overview

    National Instruments Corporation (“we” or “our”) is a leading supplier of measurement and automation products that engineers and scientists use in a wide range of industries. These industries comprise a large and diverse market for design, control and test applications. We provide flexible application software and modular, multifunctional hardware that users combine with industry-standard computers, networks and third party devices to create measurement, automation and embedded systems, which we also refer to as “virtual instruments”. Our approach gives customers the ability to quickly and cost effectively design, prototype and deploy unique custom defined solutions for their design, control and test application needs. We sell to a large number of customers in a wide variety of industries. No single customer accounted for more than 3% of our sales in the three or six months ended June 30, 2008 or in the years 2007, 2006 or 2005.

The key strategies that management focuses on in running our business are the following:

Expanding our broad customer base:

    We strive to increase our already broad customer base by serving a large market on many computer platforms, through a global marketing and distribution network. We also seek to acquire new technologies and expertise from time to time in order to open up new opportunities for our existing product portfolio. While we continue our efforts to expand our customer base, we are also benefitting from our efforts to increasing order size from both new and existing customers.

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

    We sell into the test and measurement (“T&M”) and the industrial automation (“IA”) industries and as such are subject to the economic and industry forces which drive those markets. It has been our experience that the performance of these industries and our performance is impacted by general trends in industrial production for the global economy and by the specific performance of certain vertical markets that are intensive consumers of measurement technologies. Examples of these markets are semiconductor capital equipment, telecom, defense, aerospace, automotive and others. In assessing our business, our management considers the trends in Global Purchasing Managers Index (PMI), published by JP Morgan, global industrial production as well as industry reports on the specific vertical industries that we target.

    We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the United States and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 58% and 53% of our revenues in the three month periods ended June 30, 2008 and 2007, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign-currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. See Note 11 of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and identifiable assets.

    We manufacture a substantial majority of our products at our facilities in Debrecen, Hungary. Additional production, primarily of low volume or newly introduced products, is done in Austin, Texas. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. We manufacture most of the electronic circuit card assemblies, modules and chassis in-house, although subcontractors are used from time to time. In particular, some chassis are produced by subcontractors in Asia. We manufacture some of our electronic cable assemblies in-house, but many assemblies are produced by subcontractors. We primarily subcontract our software duplication, our technical manuals, and product support documentation.

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

Results of Operations

    The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales:
Americas	42.2%	46.7%	42.8%	46.1%
Europe	34.3	31.3	32.5	30.8
Asia Pacific	23.5	22.0	24.7	23.1
Consolidated net sales	100.0	100.0	100.0	100.0
Cost of sales	24.9	24.6	25.0	24.6
Gross profit	75.1	75.4	75.0	75.4
Operating expenses:
Sales and marketing	37.9	36.3	38.2	36.7
Research and development	15.8	17.0	17.0	17.0
General and administrative	8.2	8.6	8.4	8.5
Total operating expenses	61.9	61.9	63.6	62.2
Operating income	13.2	13.5	11.4	13.2
Other income (expense):
Interest income	0.7	1.2	0.9	1.2
Net foreign exchange gain (loss)	(0.2)	0.2	0.3	0.1
Other income (expense), net	—	—	—	—
Income before income taxes	13.7	14.9	12.6	14.5
Provision for income taxes	2.0	3.3	2.1	3.2
Net income	11.7%	11.6%	10.5%	11.3%

    Net Sales.  For the three months ended June 30, 2008, consolidated net sales increased by $31.0 million or 17% to $210.5 million from $179.5 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, consolidated net sales increased $52.3 million or 15% to $403.4 million from $351.1 million for the six months ended June 30, 2007. The increases for the three and six months ended June 30, 2008, when compared to the comparable periods in 2007, can primarily be attributed to increased market acceptance of our virtual instrumentation and graphical system design products, which constitute the vast majority of our product portfolio, as well as the introduction of new and upgraded products in all regions. These increases were offset slightly by the decrease in sales of our instrument control products, which we believe is reflective of the continued weakness of the Global PMI. In addition, during the three and six months ended June 30, 2008, the U.S. dollar experienced broad weakening against most major currencies which also contributed to the overall increase in revenue when compared to the same periods in 2007.

    For the three and six months ended June 30, 2008, sales in the Americas increased 6% and 7%, respectively, when compared to the same periods in 2007.

    For the three months ended June 30, 2008, sales outside of the Americas, as a percentage of consolidated sales increased to 58% from 53% over the same period in 2007 as a result of faster sales growth outside of the Americas and the general weakness of the U.S. dollar against most major currencies when compared to the same period in 2007. For the six months ended June 30, 2008, sales outside of the Americas, as a percentage of consolidated sales, increased to 57% from 54% over the same period in 2007 due to a faster sales growth outside of the Americas and the general weakness of the U.S. dollar against most major currencies when compared to the same period in 2007. Compared to the corresponding periods in 2007, our European sales increased by 28% to $72.1 million for the three months ended June 30, 2008 and increased 21% to $131.2 million for the six months ended June 30, 2008. Sales in Asia Pacific increased by 25% to $49.5 million in the three months ended June 30, 2008, compared to the same period in 2007 and increased 23% to $99.7 million for the six months ended June 30, 2008, compared to the same period in 2007. We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

    Almost all sales made by our direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. For the three months ended June 30, 2008, net of hedging results, the change in exchange rates had the effect of increasing our consolidated sales by 8%, increasing Americas sales by 1%, increasing European sales by 19% and increasing sales in Asia Pacific by 6% compared to the three months ended June 30, 2007. For 2008 year-to-date sales, net of hedging results, the change in exchange rates had the effect of increasing our consolidated sales by 7%. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing operating expenses by $6.4 million, or 5.1%, for the three months ended June 30, 2008 and by $11.1 million, or 4.5%, for the six months ended June 30, 2008 compared to the comparable periods in 2007.

    Gross Profit.  As a percentage of sales, gross profit remained constant at 75% for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007. There can be no assurance that we will maintain our historical margins or that our gross profit margin will not fluctuate in future periods. We believe our current manufacturing capacity is adequate to meet current needs.

    Sales and Marketing.  For the three months ended June 30, 2008, sales and marketing expenses increased to $79.7 million from $65.3 million, a 22% increase when compared to the three months ended June 30, 2007. For the six months ended June 30, 2008, sales and marketing expenses increased to $154.1 million from $128.9 million, a 20% increase when compared to the six months ended June 30, 2007. As a percentage of net sales, sales and marketing expense was 38% for the three and six months ended June 30, 2008, compared to 36% and 37% for the three and six months ended June 30, 2007, respectively. The increase in sales and marketing expense for the three and six months ended June 30, 2008, both in absolute dollars and as a percentage of sales, is consistent with our plan to make additional investments in our field sales force. In addition, these increases can be attributed to increases in stock-based compensation as well as the effect of the broad weakening of the U.S. dollar against most major currencies when compared to the same periods in 2007. We plan to continue to make additional investments in our field sales force for the remainder of 2008. We expect sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on recruiting, marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

    Research and Development.  For the three months ended June 30, 2008, research and development expenses increased to $33.2 million from $30.5 million, a 9% increase when compared to the three months ended June 30, 2007. For the six months ended June 30, 2008, research and development expenses increased to $68.8 million from $59.8 million, a 15% increase when compared to the six months ended June 30, 2007. As a percentage of net sales, research and development expenses were 16% and 17% for the three and six months ended June 30, 2008, respectively, compared to 17% for each of the three and six months ended June 30, 2007. The increase in research and development costs for the three and six months ended June 30, 2008, was primarily due to increased personnel costs from the hiring of additional product development engineers as well as increases related to stock-based compensation. In addition, these expenses were negatively impacted by the effect of the broad weakening of the U.S. dollar against most major currencies when compared to the same periods in 2007. The decrease in research and development cost for the three months ended June 30, 2008, as a percentage of net sales, was primarily attributable to an increase in the capitalization of software development costs as compared to the three months ended June 30, 2007. We plan to continue making a significant investment in research and development in order to remain competitive and support revenue growth.

    We capitalize software development costs in accordance with Statements of Financial Accounting Standards (“SFAS”) 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” We amortize such costs over the related product's estimated economic useful life, generally three years, beginning when a product becomes available for general release. Software amortization expense included in cost of goods sold totaled $2.5 million and $2.1 million for the three months ended June 30, 2008 and 2007, respectively, and $5.0 million and $4.3 million for the six months ended June 30, 2008 and 2007, respectively. Internally developed software costs capitalized were $6.1 million and $3.6 million for the three months ended June 30, 2008 and 2007, respectively, and $7.6 million and $6.0 million for the six months ended June 30, 2008 and 2007, respectively.

    General and Administrative.  For the three months ended June 30, 2008, general and administrative expenses increased to $17.3 million from $15.4 million, a 12% increase when compared to the three months ended June 30, 2007. For the six months ended June 30, 2008, general and administrative expenses increased to $33.9 million from $30.0 million, a 13% increase when compared to the six months ended June 30, 2007. As a percentage of net sales, general and administrative expenses were 8% for the three and six months ended June 30, 2008, compared to 9% for the three and six months ended June 30, 2007. The increases in absolute dollars in general and administrative expense were primarily due to increases related to stock-based compensation as well as the negative effect of the broad weakening of the U.S. dollar against most major currencies when compared to the same period in 2007. We expect that general and administrative expenses in future periods will fluctuate in absolute dollars and as a percentage of revenue.

    Interest Income. For the three months ended June 30, 2008, interest income decreased to $1.5 million from $2.2 million, a 31% decrease when compared to the three months ended June 30, 2007. For the six months ended June 30, 2008, interest income decreased to $3.7 million from $4.4 million, an 18% decrease when compared to the six months ended June 30, 2007. The decreases in interest income for the three and six months ended June 30, 2008, were primarily due to decreased yields when compared to the three and six months ended June 30, 2007. The primary source of interest income is from the investment of our cash and short-term and long-term investments. Net cash provided by operating activities totaled $68.3 million and $70.2 million in the six month periods ended June 30, 2008 and 2007, respectively.

    Net Foreign Exchange Gain (Loss). For the three months ended June 30, 2008, we experienced net foreign exchange losses of $313,000 compared to gains of $341,000 in the three months ended June 30, 2007. For the six months ended June 30, 2008, we experienced net foreign exchange gains of $1.2 million compared to gains of $530,000 for the six months ended June 30, 2007. These results are attributable to movements in the foreign exchange rates between the U.S. dollar and the local currencies in countries in which our subsidiaries are located. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

    We utilize foreign currency forward contracts to hedge up to 90% of our foreign currency-denominated receivables in order to reduce our exposure to significant foreign currency fluctuations. We typically limit the duration of our “receivables” foreign currency forward contracts to approximately 90 days.

    We also utilize foreign currency forward contracts and foreign currency purchased option contracts in order to reduce our exposure to fluctuations in future foreign currency cash flows. We purchase these contracts for up to 100% of our forecasted exposures in selected currencies (primarily the euro, yen and pound sterling) and limit the duration of these contracts to 40 months or less. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” As a result, our hedging activities only partially address our risks from foreign currency transactions, and there can be no assurance that this strategy will be successful. We do not invest in contracts for speculative purposes. Our hedging strategy reduced our foreign exchange gains by $1.3 million and $3.5 million for the three and six months ended June 30, 2008, respectively, and reduced our foreign exchange gains by $151,000 and $206,000 for the three and six months ended June 30, 2007, respectively.

    Provision for Income Taxes.  Our provision for income taxes reflects an effective tax rate of 14% and 17% for the three and six months ended June 30, 2008, respectively, and 22% for each of the three and six months ended June 30, 2007. For the three and six months ended June 30, 2008, our effective tax rate is lower than the U.S. federal statutory rate of 35% primarily as a result of reduced tax rates in certain foreign jurisdictions, tax exempt interest, and the partial release of a deferred tax asset valuation allowance. For the three and six months ended June 30, 2007, our effective tax rate was lower than the U.S. federal statutory rate of 35% primarily as a result of the research credit, reduced tax rates in foreign jurisdictions and tax exempt interest. The decreases in our tax rates for the three and six months ended June 30, 2008, from the comparable prior periods were due to increased profits in foreign jurisdictions with reduced income tax rates and the partial release of a deferred tax asset valuation allowance.

Liquidity and Capital Resources

    We currently finance our operations and capital expenditures through cash flow from operations. At June 30, 2008, we had working capital of approximately $386.6 million compared to $419.9 million at December 31, 2007. Net cash provided by operating activities for the six month periods ended June 30, 2008 and 2007 totaled $68.3 million and $70.2 million, respectively.

    Accounts receivable decreased to $130.2 million at June 30, 2008 from $131.3 million at December 31, 2007. At June 30, 2008, days sales outstanding decreased to 57 from 59 when compared to June 30, 2007. Consolidated inventory balances increased to $95.7 million at June 30, 2008 from $82.7 million at December 31, 2007. Inventory turns remained constant at 2.4 for the three months ended June 30, 2008 when compared to inventory turns of 2.4 for the three months ended June 30, 2007. Cash used in the first six months of 2008 for the purchase of property and equipment totaled $12.4 million, for the capitalization of internally developed software costs totaled $7.6 million, and for additions to other intangibles totaled $1.1 million. Cash used in the first six months of 2007 for the purchase of property and equipment totaled $11.7 million, for the capitalization of internally developed software costs totaled $6.0 million, for additions to other intangibles totaled $4.4 million, and for the acquisition of microLEX Systems A/S which totaled $17.3 million net of cash received. (See Note 12 of Notes to Consolidated Financial Statements).

    Cash provided by the issuance of common stock totaled $17.1 million and $19.6 million for the first six months of 2008 and 2007, respectively. The issuance of common stock was to employees under our Employee Stock Purchase Plan, our 1994 Incentive Plan and our 2005 Incentive Plan. Cash used for the repurchase of common stock totaled $57.6 million and $68.0 million for the first six months of 2008 and 2007, respectively. Cash used for the payment of dividends totaled $17.4 million and $11.2 million for the first six months of 2008 and 2007, respectively.

    We currently expect to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances and internally generated funds. As of each of June 30, 2008 and 2007, we had no debt outstanding. We believe that our cash flow from operations and existing cash balances and short-term investments will be sufficient to meet our cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months will depend on our profitability, our ability to manage working capital requirements and our rate of growth.

Financial Risk Management

    Our international sales are subject to inherent risks, including fluctuations in local economies; fluctuations in foreign currencies relative to the U.S. dollar; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, we are subject to the risks associated with fluctuations in currency rates. In particular, increases in the value of the dollar against foreign currencies decrease the U.S. dollar value of foreign sales requiring that we either increase our price in the local currency, which could render our product prices noncompetitive, or suffer reduced revenues and gross margins as measured in U.S. dollars. Currently we are experiencing decreases in the value of the U.S. dollar against most major currencies which has had the effect of increasing our consolidated sales by 7% in the six months ended June 30, 2008, compared to the six months ended June 30, 2007. If this trend continues, we may need to lower our prices in local currency to remain competitive in our international markets. These dynamics have adversely affected our revenue growth in international markets in previous years when similar conditions existed. Our foreign currency hedging program includes both foreign currency forward and purchased option contracts to reduce the effect of exchange rate fluctuations. However, our hedging program will not eliminate all of our foreign exchange risks. (See “Net Foreign Exchange Loss”).

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

    Off-Balance Sheet Arrangements. We have no debt or off-balance sheet debt. As of June 30, 2008, we have contractual purchase commitments with various suppliers of general components and customized inventory components of approximately $6.9 million. As of June 30, 2008, we have outstanding guarantees for payment of customs and foreign grants totaling approximately $5.4 million. (See Note 10 of Notes to Consolidated Financial Statements). As of June 30, 2008, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Market Risk

    We are exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in foreign currency values and changes in the market value of our investments.

    Foreign Currency Hedging Activities.  Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option contracts and forward contracts to hedge our exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. We monitor our foreign exchange exposures regularly to ensure the overall effectiveness of our foreign currency hedge positions. However, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at June 30, 2008, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate fair market value of all of our instruments outstanding of approximately $15.6 million. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in fair value for those instruments will be substantially offset by increases in the value of the underlying exposure.

    Investments.  The fair value of our investments in marketable securities at June 30, 2008 was $26.3 million. Investments with maturities beyond one year are generally classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the investment of available funds. We diversify our marketable securities portfolio by investing in multiple types of investment-grade securities. Our investment portfolio is primarily invested in securities with at least an investment grade rating to control interest rate and credit risk as well as to provide for an immediate source of funds. Based on our investment portfolio and interest rates at June 30, 2008, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $132,000 in the fair value of our investment portfolio. Although changes in interest rates may affect the fair value of our investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

    Our long-term investments primarily consist of Aaa/AAA/AA rated investments in auction rate securities that we originally purchased for $8.6 million. These auction rate securities consist of education loan revenue bonds. Auction rate securities are variable rate debt instruments whose interest rates are typically reset approximately every 7 to 35 days. On July 3, 2008, the auction process for these securities failed. Historically, we had classified these type of investments as short-term but are now reporting them as “long-term” due to the continued failures in the auction rate securities markets and due to the fact that the underlying securities generally have longer dated contractual maturities. The auction rate securities are classified as available-for-sale. At June 30, 2008, we reported these long-term investments at their estimated fair-market value of $8.2 million. The estimated fair-market value was determined using significant unobservable inputs (Level 3) as prescribed by Statement of Financial Accounting Standard (SFAS) 157 “Fair Value Measurements”. We have recorded the unrealized loss related to these securities as a component of other comprehensive income as we have determined that the impairment is driven by the temporary illiquidity of the auction rate securities market and by the fact that these securities have redemption features which call for redemption at 100% of par value, the fact that the underlying debt continues to carry Aaa/AAA/AA and the fact that we have the ability and intent to hold these securities to maturity. (See Note 3 of Notes to Consolidated Financial Statements for additional discussion).

Recently Issued Accounting Pronouncements

    In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements”. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, SFAS 157 is amended by Financial Statement Position (“FSP”) FAS 157-1, “Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, which excludes from the scope of this provision arrangements accounted for under SFAS 13, “Accounting for Leases”. SFAS 157 is also amended by FSP FAS 157-2 “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We adopted SFAS 157 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial position or results of operations. (See Note 3 of Notes to Consolidated Financial Statements).

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

    In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. generally accepted accounting principles. The provisions of FSP No. FAS 142-3 are effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the requirements of FSP No. FAS 142-3 and have not yet determined the impact on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    Response to this item is included in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" above.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2008, have concluded that our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. We continue to enhance our internal control over financial reporting by adding resources in key functional areas with the goal of monitoring our operations at the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required under Auditing Standard No. 5 issued by the Public Company Accounting Oversight Board. We discuss and disclose these matters to the audit committee of our board of directors and to our auditors. During the three months ended June 30, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a-15 or Rule 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

    An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court's decision of June 23, 2003, (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks' declaratory judgment complaint, denying MathWorks' claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks' modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court's denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. On November 22, 2006, the District Court lifted the stay. The case schedule has yet to be set in this action. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. In the fourth quarter of 2006, we accrued an additional $600,000 related to this contingency. We charged approximately $6,000 against this accrual during the six months ended June 30, 2008. We have charged a total of $617,000 against this accrual through June 30, 2008.

ITEM 1A.                      RISK FACTORS

Changes in the U.S. or Global Economies Will Impact Our Future Business.  As has occurred in the past and may occur in the future, the markets in which we do business could experience the negative effects of a slowdown in the U.S. and/or Global economies. In particular, current market conditions in the U.S. and other Global economies are deteriorating  and could be entering a recessionary period in the near term. The worsening of the U.S. or Global economies could result in reduced purchasing and capital spending in any of our markets which could have a material adverse effect on our operating results. Our business could also be subject to or impacted by acts of terrorism and/or the effects that war or continued U.S. military action would have on the U.S. and/or Global economies. Our business could also be impacted by public health concerns, natural disasters, disruptions to public or commercial transportation systems, political instability or similar events which result in increased difficulty or higher costs for the export of products into affected regions, the import of components used in our products from affected regions, and/or the effects the event has on the economy in regions in which we do business.

Negative Conditions in the Global Credit Markets Have Impaired the Liquidity of a Portion of Our Investment Portfolio.  Included within our long-term investments are Aaa/AAA/AA rated investments in auction rate securities. These auction rate securities consist of education loan revenue bonds. The continuing negative conditions in the global credit markets have prevented us from liquidating our holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit market does not improve, auctions for our investments in these securities may continue to fail. If an auction fails for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par, should we need or desire to access the funds invested in those securities. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss.

On July 3, 2008, and in certain prior auctions, auction rate securities that we originally purchased for $8.6 million failed the auction process. We do not consider these investments as liquid in the short-term and therefore have classified them as long-term investments. Although we view this market disruption as temporary, we do not believe that the auction process will provide liquidity for the securities in the near future. We are uncertain as to when the liquidity issues relating to these securities will improve. At June 30, 2008, we recorded these securities at their estimated fair-market value of $8.2 million. The estimated fair-market value was determined using significant unobservable inputs (Level 3) as prescribed by Statement of Financial Accounting Standard (SFAS) 157 “Fair Value Measurements”. We have recorded the unrealized loss related to these securities as a component of other comprehensive income as we have determined that the impairment is primarily driven by the temporary illiquidity of the Auction Rate Securities market and by the fact that these securities have redemption features which call for redemption at 100% of par value, the fact that the underlying debt continues to carry Aaa/AAA/AA and the fact that we have the ability and intent to hold these securities to maturity. (See Note 3 of Notes to Consolidated Financial Statements for further discussion.)

We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results.  We have established an operating budget for 2008. Our budget was established based on the estimated revenue from forecasted sales of our products which is based on economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. Our spending for the remainder of 2008 could exceed our budget due to a number of factors, including:

•	additional marketing costs for new product introductions and/or for conferences and tradeshows;
•	increased costs from hiring more product development engineers or other personnel;
•	additional costs related to acquisitions, if any;
•	increased manufacturing costs resulting from component supply shortages and/or component price fluctuations;
•	additional expenses related to intellectual property litigation; and/or
•	additional costs associated with our incremental investment in our field sales force.

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

Our Quarterly Results are Subject to Fluctuations Due to Various Factors.  Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including:

•	changes in the mix of products sold;
•	the availability and pricing of components from third parties (especially sole sources);
•	pricing of our products;
•	fluctuations in foreign currency exchange rates;
•	the timing, cost or outcome of intellectual property litigation;
•	the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales; and,
•	changes in pricing policies by us, our competitors or suppliers.

Currently we are experiencing a broad weakening of the U.S. dollar against most major currencies which has had the effect of increasing our consolidated sales by 7% in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. If this trend continues, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar, and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins.

As has occurred in the past and as may be expected to occur in the future, our new software products or new operating systems of third parties on which our products are based often contain bugs or errors that can result in reduced sales and/or cause our support costs to increase, either of which could have a material adverse impact on our operating results.

In recent years, our revenues have been characterized by seasonality, with revenues typically growing from the first quarter to the second quarter, being relatively constant from the second quarter to the third quarter, growing in the fourth quarter compared to the third quarter and declining from the fourth quarter of the current year to the first quarter of the following year. This historical trend may be affected in the future by the economic impact of larger orders as well as the timing of new product introductions and/or acquisitions, if any. We believe the seasonality of our revenue results from the international mix of our revenue and the variability of the budgeting and purchasing cycles of our customers throughout each international region. In addition, our total operating expenses have in the past tended to increase in each successive quarter and have fluctuated as a percentage of revenue based on the seasonality of our revenue.

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

Our Success Depends on New Product Introductions and Market Acceptance of Our Products.  The market for our products is characterized by rapid technological change, evolving industry standards, changes in customer needs and frequent new product introductions, and is therefore highly dependent upon timely product innovation. Our success is dependent on our ability to successfully develop and introduce new and enhanced products on a timely basis to replace declining revenues from older products, and on increasing penetration in domestic and international markets. As has occurred in the past and as may be expected to occur in the future, we have experienced significant delays between the announcement and the commercial availability of new products. Any significant delay in releasing new products could have a material adverse effect on the ultimate success of a product and other related products and could impede continued sales of predecessor products, any of which could have a material adverse effect on our operating results. There can be no assurance that we will be able to introduce new products in accordance with announced release dates, that new products will achieve market acceptance or that any such acceptance will be sustained for any significant period. Failure of new products to achieve or sustain market acceptance could have a material adverse effect on our operating results. Moreover, there can be no assurance that our international sales will continue at existing levels or grow in accordance with our efforts to increase foreign market penetration.

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

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

•	new product introductions by competitors;
•	product pricing;
•	the impact of foreign exchange rates on our product pricing;
•	quality and performance;
•	success in developing new products;
•	adequate manufacturing capacity and supply of components and materials;
•	efficiency of manufacturing operations;
•	effectiveness of sales and marketing resources and strategies;
•	strategic relationships with other suppliers;
•	timing of our new product introductions;
•	protection of our products by effective use of intellectual property laws;
•	the outcome of any material intellectual property litigation;
•	general market and economic conditions; and,
•	government actions throughout the world.

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

During the three months ended June 30, 2008, we continued to devote resources to the enhancement of systems to support the shipment of products from our manufacturing facility and warehouse in Hungary directly to customers worldwide, and to the continued development of our web offerings. There can be no assurance that we will not experience difficulties with these new systems. Difficulties with these new systems may interrupt our normal operations, including our ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. Any disruption occurring with these systems may have a material adverse effect on our operating results. We plan to continue to devote resources to the systems that support shipment of product from our manufacturing facility and warehouse in Hungary directly to our customers worldwide, and to the continued development of our web offerings during 2008. Any failure to successfully implement these initiatives could have a material adverse effect on our operating results.

We are Subject to Risks Associated with Our Centralization of Inventory and Distribution.  Currently, shipments to our European customers are sourced from our warehouse facility in Debrecen, Hungary. Shipments to almost all customers in the Americas were previously sourced from our warehouse in Austin, Texas. In July 2007, our Austin distribution operations were transferred to Debrecen, Hungary, and in October 2007, our Japanese distribution operations were also transferred to Debrecen, Hungary. Shipments to most of our customers in the rest of Asia are currently made either out of local inventory managed by our branch operations in various Asian countries or from a centralized distribution point in Singapore. We will continue to devote resources to centralizing our distribution to a limited number of shipping points. Our planned centralization of inventory and distribution to a limited number of shipping points is subject to inherent risks, including:

•	burdens of complying with additional and/or more complex VAT and customs regulations; and,
•	severe concentration of inventory increasing the risks associated with fire, natural disasters and logistics disruptions to customer order fulfillment.

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

A Substantial Majority of Our Manufacturing Capacity is Located in Hungary. Our Hungarian manufacturing facility sources a substantial majority of our sales. During the third quarter of 2006, we moved one of our two manufacturing lines in our Austin, Texas manufacturing facility to our manufacturing facility in Debrecen, Hungary. During 2007, we continued to implement systems and processes that support the direct shipment of product orders to our customers worldwide from our manufacturing facility in Hungary and are continuing to do so in 2008. In order to better insure timely shipment of products to our customers we will maintain the vast majority of our inventory at our Hungary manufacturing facility. In addition to being subject to the risks of maintaining such a concentrated global inventory, this facility and its operation are also subject to risks associated with doing business internationally, including:

•	difficulty in managing manufacturing operations in a foreign country;
•	difficulty in achieving or maintaining product quality;
•	interruption to transportation flows for delivery of components to us and finished goods to our customers, and,
•	changes in the country’s political or economical conditions.

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

•	fluctuations in local economies;
•	fluctuations in foreign currencies relative to the U.S. dollar;
•	difficulties in staffing and managing foreign operations;
•	greater difficulty in accounts receivable collection;
•	costs and risks of localizing products for foreign countries;
•	unexpected changes in regulatory requirements;
•	tariffs and other trade barriers;
•	difficulties in the repatriation of earnings; and,
•	the burdens of complying with a wide variety of foreign laws.

In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, including those based in or from countries where practices which violate such United States laws may be customary, will not take actions in violation of our policies. Any violation of foreign or United States laws by our employees, contractors or agents, even if such violation is prohibited by our policies, could have a material adverse effect on our business. We must also comply with various import and export regulations. The application of these various regulations depends on the classification of our products which can change over time as such regulations are modified or interpreted. As a result, even if we are currently in compliance with applicable regulations, there can be no assurance that we will not have to incur additional costs or take additional compliance actions in the future. Failure to comply with these regulations could result in fines and/or termination of import and export privileges, which could have a material adverse effect on our operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by our international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Net of hedging results, the change in exchange rates had the effect of increasing our consolidated sales by 8% in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Since most of our international operating expenses are also incurred in local currencies, the change in exchanges rates had the effect of increasing our operating expenses by $6.4 million over these same periods. If the U.S. dollar continues to weaken in the future, it could result in our having to reduce prices locally in order for our products to remain competitive in the local marketplace. If the U.S. dollar strengthens in the future, and we are unable to successfully raise our international selling prices, it could have a material adverse effect on our operating results.

Our Income Tax Rate is Affected by Tax Benefits in Hungary.  As a result of certain foreign investment incentives available under Hungarian law, the profit from our Hungarian operation was subject to a reduced income tax rate. This special tax status terminated on January 1, 2008, upon the merger of our Hungarian manufacturing operations with its Hungarian parent company. The tax position of our Hungarian operation continues to benefit from assets created by the restructuring of our operations in Hungary. These benefits may not be available in the future due to changes in Hungary’s political condition and/or tax laws. The reduction or elimination of these tax benefits could result in an increase in our future effective income tax rate, which could have a material adverse effect on our operating results.

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

Our Reported Financial Results May be Adversely Affected by Changes in Accounting Principles Generally Accepted in the United States.  We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, beginning in the first quarter of fiscal 2006, with the adoption of SFAS 123(R), we now record a charge to earnings for employee stock option grants for all stock options unvested at December 31, 2005. This accounting pronouncement has had a material negative impact on our financial results. Technology companies generally, and our company specifically, have in the past relied on stock options as a major component of our employee compensation packages. Because we are required to expense options, beginning in 2005, we changed our equity compensation program to no longer grant options but instead grant restricted stock units.

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our management’s certification of adequate disclosure controls and procedures as of June 30, 2008. Our most recent report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. Our most recent report on Form 10-K also contained an attestation and report by our auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Our Business Depends on the Continued Service of Key Management and Technical Personnel.  Our success depends upon the continued contributions of our key management, sales, marketing, research and development and operational personnel, including Dr. Truchard, our Chairman and Chief Executive Officer, and other members of our senior management and key technical personnel. We have no agreements providing for the employment of any of our key employees for any fixed term and our key employees may voluntarily terminate their employment with us at any time. The loss of the services of one or more of our key employees in the future could have a material adverse effect on our operating results. We also believe our future success will depend upon our ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, as well as training, motivating and supervising employees. As a result of the impact that the adoption of SFAS 123R in our first quarter of 2006 has had on our results of operations, we have changed our equity compensation program. We now grant fewer equity instruments and the type of equity instrument is restricted stock units rather than stock options, which may make it more difficult for us to attract or retain qualified management and technical personnel, which could have an adverse effect on our operating results. In addition, the recruiting environment for software engineering, sales and other technical professionals is very competitive. Competition for qualified software engineers is particularly intense and is likely to result in increased personnel costs. Our failure to attract or retain qualified software engineers could have an adverse effect on our operating results. We also recruit and employ foreign nationals to achieve our hiring goals primarily for engineering and software positions. There can be no guarantee that we will continue to be able to recruit foreign nationals at the current rate. There can be no assurance that we will be successful in retaining our existing key personnel or attracting and retaining additional key personnel. Failure to attract and retain a sufficient number of our key personnel could have a material adverse effect on our operating results.

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

The following table provides information as of June 30, 2008 with respect to the shares of common stock that we repurchased during the three months ended June 30, 2008.

Period	Total number of shares	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program
April 1, 2008 to April 30, 2008	—	—	—	3,000,000
May 1, 2008 to May 31, 2008	269,950	$31.72	269,950	2,730,050
June 1, 2008 to June 30, 2008	—	—	—	2,730,050
Total	269,950		269,950

For the past several years, we have maintained various stock repurchase programs. On April 25, 2008, our board of directors approved a new share repurchase plan that increases the aggregate number of shares of common stock that we are authorized to repurchase from 797,461 to 3.0 million shares. Our repurchase plan has no expiration date.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our annual meeting of stockholders was held on May 13, 2008.

(b)	The following directors were elected at the meeting to serve a term of three years:

Jeffrey L. Kodosky
Donald M. Carlton
John K. Medica

The following are continuing to serve their terms:

James J. Truchard
Ben G. Streetman
R. Gary Daniels
Duy-Loan T. Le
Charles J. Roesslein

(c)	The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

	For	Abstain
(1) Election of directors:
Jeffrey L. Kodosky	72,980,078	883,344
Donald M. Carlton	65,910,160	7,953,262
John K. Medica	65,817,891	8,045,531

ITEM 5.	OTHER INFORMATION

From time to time our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Jeffrey L. Kodosky and James J. Truchard and trusts related to such persons have made periodic sales of our stock pursuant to such plans.

ITEM 6.	EXHIBITS

3.1(2)	Certificate of Incorporation, as amended, of the Company.

3.2(12)	Amended and Restated Bylaws of the Company.

3.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.

4.1(1)	Specimen of Common Stock certificate of the Company.

4.2(3)	Rights Agreement dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A.

10.1(1)	Form of Indemnification Agreement.

10.2(5)	1994 Incentive Plan, as amended.*

10.3(11)	1994 Employee Stock Purchase Plan, as amended.*

10.4(6)	Long-Term Incentive Program.*

10.5(7)	2005 Incentive Plan.*

10.6(8)	National Instruments Corporation's Annual Incentive Program.*

10.7(9)	2008 Annual Incentive Program Goals and Awards for the Named Executive Officers.*

10.8(10)	Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*

10.9(10)	Form of Restricted Stock Unit Award Agreement (Performance Vesting).*

10.10(10)	Form of Restricted Stock Unit Award Agreement (Current Employee).*

10.11(10)	Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.

(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(3)	Incorporated by reference to exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on January 28, 2004.

(4)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 8-K on April 27, 2004.

(5)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q on August 5, 2004.

(6)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(7)	Incorporated by reference to exhibit A of the Company’s Proxy Statement dated and filed on April 4, 2005.

(8)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on June 27, 2006.

(9)	Incorporated by reference to exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on March 25, 2008.

(10)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q on August 2, 2006.

(11)	Incorporated by reference to Appendix A of the Company’s Proxy Statement dated and filed on April 2, 2007.

(12)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INSTRUMENTS CORPORATION
Registrant

Date: August 4, 2008	By:	/s/ Alex Davern
Alex Davern
Chief Financial Officer and Treasurer
(principal financial and accounting officer)