Form 10-Q
period 2008-09-30
NATIONAL INSTRUMENTS CORP /DE/
filed 2008-11-07
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended:  September 30, 2008 or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2008
Common Stock - $0.01 par value	79,192,938

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2008	December 31, 2007
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$213,665	$194,839
Short-term investments	61,919	93,838
Accounts receivable, net	123,096	131,282
Inventories, net	99,734	82,675
Prepaid expenses and other current assets	40,377	23,312
Deferred income tax, net	20,459	19,264
Total current assets	559,250	545,210
Long-term investments	10,154	—
Property and equipment, net	155,251	151,462
Goodwill, net	64,641	54,111
Intangible assets, net	44,844	40,357
Other long-term assets	28,168	27,672
Total assets	$862,308	$818,812

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$31,733	$36,187
Accrued compensation	31,003	25,778
Deferred revenue	42,076	36,091
Accrued expenses and other liabilities	10,320	10,437
Other taxes payable	23,379	16,843
Total current liabilities	138,511	125,336
Deferred income taxes	24,022	21,221
Other long-term liabilities	11,500	11,169
Total liabilities	174,033	157,726
Commitments and contingencies
Stockholders’ equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock: par value $0.01; 180,000,000 shares authorized; 78,967,887 and 79,405,359 shares issued and outstanding, respectively	790	794
Additional paid-in capital	75,231	89,809
Retained earnings	602,872	563,418
Accumulated other comprehensive income	9,382	7,065
Total stockholders' equity	688,275	661,086
Total liabilities and stockholders' equity	$862,308	$818,812

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$215,038	$184,426	$618,430	$535,565
Cost of sales	53,537	46,219	154,227	132,439
Gross profit	161,501	138,207	464,203	403,126
Operating expenses:
Sales and marketing	79,362	66,116	233,427	194,974
Research and development	37,016	31,891	105,808	91,652
General and administrative	17,177	15,644	51,122	45,643
Total operating expenses	133,555	113,651	390,357	332,269

Operating income	27,946	24,556	73,846	70,857

Other income (expense):
Interest income	1,374	2,613	5,025	7,056
Net foreign exchange gain (loss)	(3,025)	98	(1,791)	628
Other income (expense), net	80	14	13	(138)
Income before income taxes	26,375	27,281	77,093	78,403
Provision for income taxes	3,216	5,741	11,584	17,063

Net income	$23,159	$21,540	$65,509	$61,340

Basic earnings per share	$0.29	$0.27	$0.83	$0.77

Weighted average shares outstanding-basic	78,834	79,226	78,701	79,471

Diluted earnings per share	$0.29	$0.27	$0.82	$0.76

Weighted average shares outstanding-diluted	79,841	80,874	79,773	80,986

Dividends declared per share	$0.11	$0.10	$0.33	$0.24

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flow from operating activities:
Net income	$65,509	$61,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,901	27,964
Stock-based compensation	14,690	13,051
(Benefit from) deferred income taxes	3,008	(360)
Tax benefit from stock option plans	(1,243)	(2,391)
Changes in operating assets and liabilities:
Accounts receivable, net	10,611	(4,056)
Inventories	(16,954)	(175)
Prepaid expenses and other assets	(12,895)	(14,186)
Accounts payable	(4,791)	7,874
Deferred revenue	5,985	7,774
Taxes and other liabilities	14,138	16,797
Net cash provided by operating activities	105,959	113,632

Cash flow from investing activities:
Capital expenditures	(21,115)	(18,109)
Capitalization of internally developed software	(8,687)	(7,736)
Additions to other intangibles	(2,603)	(4,962)
Acquisition, net of cash received	(17,310)	—
Purchases of short-term investments	(17,315)	(62,968)
Sales and maturities of short-term investments	39,080	120,530
Purchases of foreign currency option contracts	(2,784)	—
Net cash provided by (used in) investing activities	(30,734)	26,755

Cash flow from financing activities:
Proceeds from issuance of common stock	26,628	27,454
Repurchase of common stock	(58,215)	(67,957)
Dividends paid	(26,055)	(19,091)
Tax benefit from stock option plans	1,243	2,391
Net cash used in financing activities	(56,399)	(57,203)

Changes in cash and cash equivalents	18,826	83,184
Cash and cash equivalents at beginning of period	194,839	100,287

Cash and cash equivalents at end of period	$213,665	$183,471

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007, included in our annual report on Form 10-K filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at September 30, 2008 and December 31, 2007, and the results of our operations for the three month and nine month periods ended September 30, 2008 and 2007, and the cash flows for the nine month periods ended September 30, 2008 and 2007. Operating results for the three month and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three month and nine month periods ended September 30, 2008 and 2007, respectively, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2008	2007	2008	2007

Weighted average shares outstanding-basic	78,834	79,226	78,701	79,471
Plus: Common share equivalents
Stock options, restricted stock units	1,007	1,648	1,072	1,515
Weighted average shares outstanding-diluted	79,841	80,874	79,773	80,986

Stock options to acquire 2,025,000 and 1,198,000 shares for the three months ended September 30, 2008 and 2007, respectively, and 2,325,000 and 2,450,000 shares for the nine months ended September 30, 2008 and 2007, respectively, were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

NOTE 3 – Fair Value Measurements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. In accordance with Financial Accounting Standards Board (FASB) Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), we will defer the adoption of SFAS 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The partial adoption of SFAS 157 did not have a material impact on our fair value measurements.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money Market Funds	$99,186	$99,186	$—	$—
U.S. Treasury Bills	29,993	29,993	—	—
Short-term investments available for sale	61,919	61,919	—	—
Long-term investments available for sale	8,254	—	—	8,254
Derivatives	15,247	—	15,247	—
Total Assets	$214,599	$191,098	$15,247	$8,254

Liabilities
Derivatives	(142)	—	(142)	—
Total Liabilities	$(142)	$—	$(142)	$—

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Long-term investments available for sale
Beginning Balance, January 1, 2008	$—
Total gains or (losses) (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	(346)
Purchases, issuances and settlements	—
Transfer in and/or out of Level 3	8,600
Ending Balance, September 30, 2008	$8,254

The amount of total gains or (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

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

Long-term investments reported using significant unobservable inputs (Level 3) are comprised of auction rate securities and are valued using discounted cash flow models which take into account market indexes for risk free rates of return, market rates of return for like securities, the credit rating of the underlying securities, government guarantees and call features where applicable as well as management judgment. The auction rate securities consist of education loan revenue bonds.

The securities transferred into Level 3 during the nine months ended September 30, 2008, were transferred in at their fair market value at the beginning of the period. We have historically reported the fair market value of these securities at par as any differences between par value and the purchase price or settlement value have historically been comprised of accrued interest. At September 30, 2008, we have recorded the unrealized loss related to these securities as a component of other comprehensive income as we have determined that the impairment is temporary, the fact that these securities have redemption features which call for redemption at 100% of par value, the fact that the underlying debt continues to carry Aaa/AAA/AA ratings and the fact that we have the ability and currently have the intent to hold these securities to maturity. In February 2008, we reclassified these securities from short-term to long-term as the maturities of the underlying debt exceeds one year, and continued to report them as long-term as of September 30, 2008.

NOTE 4 – Inventories

Inventories, net consist of the following (in thousands):

	September 30, 2008	December 31, 2007
	(unaudited)
Raw materials	$44,006	$40,521
Work-in-process	4,836	3,511
Finished goods	50,892	38,643
	$99,734	$82,675

NOTE 5 – Intangibles

Intangibles at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008 (unaudited)			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$74,521	$(58,561)	$15,960	$65,834	$(50,722)	$15,112
Acquired technology	27,512	(15,877)	11,635	21,228	(12,976)	8,252
Patents	15,663	(4,325)	11,338	14,598	(3,789)	10,809
Other	11,633	(5,722)	5,911	10,919	(4,735)	6,184
	$129,329	$(84,485)	$44,844	$112,579	$(72,222)	$40,357

Software development costs capitalized for the three month periods ended September 30, 2008 and 2007 were $1.1 million and $1.7 million, respectively, and related amortization was $2.9 million and $2.2 million, respectively. Software development costs capitalized for the nine month periods ended September 30, 2008 and 2007 were $8.7 million and $7.7 million, respectively, and related amortization was $7.8 million and $6.5 million, respectively. Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Patents are amortized using the straight-line method over their estimated period of benefit, generally ten to seventeen years. Total intangible assets amortization expenses were $4.4 million and $3.6 million for the three month periods ended September 30, 2008 and 2007, respectively, and were $12.3 million and $10.5 million for the nine month periods ended September 30, 2008 and 2007, respectively.

Acquired technology is amortized over its useful life, which ranges from three to eight years.

On February 1, 2008, we acquired all of the outstanding shares of microLEX which included $5.2 million of acquired technology. (See Note 12 of Notes to Consolidated Financial Statements).

For the three month periods ended September 30, 2008 and 2007, amortization expense for intangible assets acquired was approximately $1.1 million and $798,000, respectively, of which approximately $937,000 and $678,000 was recorded in cost of sales, respectively, and approximately $139,000 and $120,000 was recorded in operating expenses, respectively. For the nine month periods ended September 30, 2008 and 2007, amortization expense for intangible assets acquired was approximately $3.2 million and $2.4 million, respectively, of which approximately $2.7 million and $2.0 million was recorded in cost of sales, respectively, and approximately $449,000 and $360,000 was recorded in operating expenses, respectively. The estimated amortization expense of intangible assets acquired for the current fiscal year and in future years will be recorded in the consolidated statement of income as follows (in thousands):

Fiscal Year	Cost of Sales	Acquisition related costs and amortization, net	Total

2008	$3,485	$562	$4,047
2009	3,300	502	3,802
2010	2,765	341	3,106
2011	2,121	214	2,335
Thereafter	1,212	206	1,418
Total	$12,883	$1,825	$14,708

NOTE 6 – Goodwill

The carrying amount of goodwill for 2008 is as follows:

Amount (in thousands)
Balance as of December 31, 2007	$54,111
Acquisitions/purchase accounting adjustments	10,818
Divestitures	—
Foreign currency translation impact	(288)
Balance as of September 30, 2008	$64,641

On February 1, 2008, we acquired all of the outstanding shares of microLEX which included $10.8 million of goodwill. (See Note 12 of Notes to Consolidated Financial Statements).

The excess purchase price over the fair value of the net assets acquired is recorded as goodwill. As we have one operating segment, we allocate goodwill to one reporting unit for goodwill impairment testing. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value approach based on the market capitalization of the reporting unit. Our annual impairment test was performed on February 28, 2008. No impairment of goodwill has been identified during the period presented. Goodwill is deductible for tax purposes in certain jurisdictions.

NOTE 7 – Income Taxes

We account for uncertain tax positions in accordance with FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of Statement of Financial Accounting Standards 109. We had $8.8 million of unrecognized tax benefits at September 30, 2008, and $8.3 million at December 31, 2007, all of which would affect our effective income tax rate if recognized. We recorded gross increases in unrecognized tax benefits of $1.7 million and $2.2 million for the nine month periods ended September 30, 2008 and 2007, respectively, as a result of tax positions taken during the current period. We recorded a gross decrease in unrecognized tax benefits of $1.2 million for the nine months ended September 30, 2008, as a result of the lapse of the applicable statute of limitations. As of September 30, 2008, we believe it is reasonably possible that we will recognize tax benefits in the amount of $1.6 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2008 and December 31, 2007, we had approximately $473,000 and $401,000 accrued for interest related to uncertain tax positions, respectively. The tax years 2001 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflects an effective tax rate of 12% and 15% for the three and nine months ended September 30, 2008, respectively, and 21% and 22% for the three and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2008, our effective tax rate is lower than the U.S. federal statutory rate of 35% primarily as a result of reduced tax rates in certain foreign jurisdictions, the partial release of a deferred tax asset valuation allowance, and a decrease in uncertain tax positions. For the three and nine months ended September 30, 2007, our effective tax rate was lower than the U.S. federal statutory rate of 35% primarily as a result of the research credit, reduced tax rates in foreign jurisdictions and tax exempt interest. The decreases in our tax rates for the three and nine months ended September 30, 2008, from the comparable prior periods is due to increased profits in foreign jurisdictions with reduced income tax rates, the partial release of a deferred tax asset valuation allowance, and a decrease in uncertain tax positions due to the lapse of the applicable statute of limitations.

NOTE 8 – Comprehensive Income

Our comprehensive income is comprised of net income, foreign currency translation gains and losses and unrealized gains and losses on forward and option contracts and securities available for sale. Comprehensive income for the three and nine month periods ended September 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Comprehensive income:
Net income	$23,159	$21,540	$65,509	$61,340
Foreign currency translation gains (losses)	(7,240)	3,557	(2,312)	4,896
Unrealized gains (losses) on derivative instruments	6,614	(331)	5,408	(190)
Unrealized gains (losses) on securities available for sale	(182)	200	(778)	219
Total comprehensive income	$22,351	$24,966	$67,827	$66,265

NOTE 9 – Stock-Based Compensation Plans

Stock option plans

Our stockholders approved the 1994 Incentive Stock Option Plan (the “1994 Plan”) in May 1994. At the time of approval, 9,112,500 shares of our common stock were reserved for issuance under this plan. In 1997, an additional 7,087,500 shares of our common stock were reserved for issuance under this plan, and an additional 750,000 shares were reserved for issuance under this plan, as amended, in 2004. The 1994 Plan terminated in May 2005, except with respect to outstanding awards previously granted thereunder. Awards under the plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares vests over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but shares cannot accelerate to vest over a period of less than five years. Stock options must be exercised within ten years from date of grant. Stock options were issued at the market price at the grant date. As part of the requirements of SFAS 123R, Share-Based Payment, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

Transactions under all stock option plans are summarized as follows:

	Number of shares under option	Weighted average Exercise price
Outstanding at December 31, 2007	5,294,641	$24.47
Exercised	(889,427)	17.42
Canceled	(69,958)	27.15
Granted	—	—
Outstanding at September 30, 2008	4,335,256	$25.88

The aggregate intrinsic value of stock options at exercise, represented in the table above, was $10.6 million for the nine months ended September 30, 2008. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $7.2 million as of September 30, 2008, related to approximately 553,000 shares with a per share weighted average fair value of $16.32. We anticipate this expense to be recognized over a weighted average period of approximately 3.4 years.

	Outstanding and Exercisable by Price Range
	As of September 30, 2008

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number outstanding as of 09/30/2008	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of 09/30/2008	Weighted average exercise price
$ 12.22 - $ 21.04	1,634,026	2.53	$19.26	1,443,676	$19.09
$ 21.25 - $ 30.71	1,470,684	5.04	$28.04	1,121,490	$27.95
$ 30.92 - $ 34.38	1,230,546	1.56	$32.08	1,217,715	$32.08
$ 12.22 - $ 34.38	4,335,256	3.11	$25.88	3,782,881	$25.90

The weighted average remaining contractual life of options exercisable as of September 30, 2008 was 2.87 years. The aggregate intrinsic value of options outstanding as of September 30, 2008 was $18.1 million. The aggregate intrinsic value of options currently exercisable as of September 30, 2008 was $15.7 million. No options were granted in the nine months ended September 30, 2008 as our incentive option plan terminated in May 2005.

Restricted stock plan

Our stockholders approved the 2005 Incentive Plan (“2005 Plan”) in May 2005. At the time of approval, 2,700,000 shares of our common stock were reserved for issuance under this plan, as well as the number of shares which had been reserved, but not issued under the 1994 Plan (our stock option plan which terminated in May 2005), and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and restricted stock units to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. Shares available for grant at September 30, 2008 were 2,502,937. As part of the requirements of SFAS 123R, Share-Based Payment, we are required to estimate potential forfeitures of restricted stock units and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

Transactions under the restricted stock plan are summarized as follows:

	RSUs
	Number of RSUs	Weighted Average Grant Price
Balance at December 31, 2007	1,841,634	$26.86
Granted	738,807	28.62
Vested	(320,301)	29.42
Canceled	(61,324)	28.16
Balance at September 30, 2008	2,198,816	$27.04

Total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $59.4 million as of September 30, 2008, related to 2,198,816 shares with a per share fair value of $30.05. We anticipate this expense to be recognized over a weighted average period of approximately 6.4 years.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the participation period. On December 21, 2005, our Compensation Committee amended the purchase periods to be from semi-annual to quarterly beginning on November 1, February 1, May 1 and August 1 of each year. Following this amendment, the initial period commenced on April 1, 2006 and ended on July 31, 2006. During the annual shareholders meeting held on May 7, 2007, shareholders approved an additional 3.0 million shares of common stock to be reserved for issuance under this plan. Employees may designate up to 15% of their compensation for the purchase of common stock. Common stock reserved for future employee purchases aggregate 2,772,365 shares at September 30, 2008. The number of shares issued under this plan for the nine month period ended September 30, 2008 was 501,225. The weighted average fair value of the employees’ purchase rights was $23.52 per share and was estimated using the Black-Scholes model with the following assumptions:

2008
Dividend expense yield	0.3%
Expected life	3 months
Expected volatility	24%
Risk-free interest rate	4.7%

For the three and nine month periods ended September 30, 2008 and 2007, stock-based compensation recorded as a component of cost of sales, sales and marketing, research and development, and general and administrative was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock-based compensation
Cost of sales	$295	$252	$810	$672
Sales and marketing	2,114	1,932	6,204	5,347
Research and development	1,867	1,719	5,160	4,673
General and administrative	800	770	2,351	2,104

Provision for income taxes	(1,364)	(1,032)	(3,588)	(2,722)
Total	$3,712	$3,641	$10,937	$10,074

Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

We have 5,000,000 authorized shares of preferred stock. On January 21, 2004, our Board of Directors designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with its adoption of a Preferred Stock Rights Agreement (the “Rights Agreement”) and the declaration of a dividend of one preferred share purchase right (a “Right”) for each share of common stock outstanding as of May 10, 2004 or issued thereafter. Each Right will entitle its holder to purchase one one-thousandth of a share of National Instruments’ Series A Participating Preferred Stock at an exercise price of $200, subject to adjustment, under certain circumstances. The Rights Agreement was not adopted in response to any effort to acquire control of National Instruments.

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

The warranty reserve for the nine month periods ended September 30, 2008 and 2007, respectively, was as follows (in thousands):

	Nine Months Ended
	September 30,
	(unaudited)
	2008	2007
Balance at the beginning of the period	$750	$867
Accruals for warranties issued during the period	1,219	1,206
Settlements made (in cash or in kind) during the period	(1,272)	(1,323)
Balance at the end of the period	$697	$750

As of September 30, 2008, we have outstanding guarantees for payment of foreign operating leases, customs and foreign grants totaling approximately $3.2 million.

As of September 30, 2008, we have non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7.4 million over the next twelve months.

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

We have defined our operating segment based on geographic regions. We sell our products in three geographic regions. Our sales to these regions share similar economic characteristics, similar product mix, similar customers, and similar distribution methods. Accordingly, we have elected to aggregate these three geographic regions into a single operating segment. Revenue from the sale of our products, which are similar in nature, are reflected as Net Sales in the Consolidated Statement of Income.

Net sales, operating income, identifiable assets and interest income, classified by the major geographic areas in which we operate, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Net sales:
Americas:
Unaffiliated customer sales	$97,021	$86,271	$269,527	$248,127
Geographic transfers	34,446	25,033	95,386	85,066
	$131,467	$111,304	$364,913	$333,193

Europe:
Unaffiliated customer sales	$66,702	$52,041	$197,935	$160,070
Geographic transfers	54,985	41,184	151,755	117,781
	$121,687	$93,225	$349,690	$277,851

Asia Pacific:
Unaffiliated customer sales	$51,315	$46,114	$150,968	$127,368
Eliminations	(89,431)	(66,217)	(247,141)	(202,847)
	$215,038	$184,426	$618,430	$535,565

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Operating income:
Americas	$21,567	$20,129	$53,654	$57,039
Europe	26,361	19,847	76,088	61,124
Asia Pacific	17,034	16,471	49,912	44,346
Unallocated:
Research and development expenses	(37,016)	(31,891)	(105,808)	(91,652)
	$27,946	$24,556	$73,846	$70,857

	Nine Months Ended September 30,
	(unaudited)
	2008	2007
Interest income:
Americas	$2,186	$3,854
Europe	2,761	3,071
Asia Pacific	78	131
	$5,025	$7,056

	September 30,	December 31,
	2008	2007
	(unaudited)
Identifiable assets:
Americas	$440,367	$421,249
Europe	348,510	310,608
Asia Pacific	73,431	86,955
	$862,308	$818,812

Total sales outside the United States for the three months and nine months ended September 30, 2008 were $127.7 million and $374.9 million, respectively, and for the three months and nine months ended September 30, 2007 were $106.4 million and $316.8 million, respectively.

NOTE 12 – Acquisitions

On February 1, 2008, we acquired all of the outstanding shares of microLEX Systems A/S, a premier provider of virtual instrumentation-based video, audio and mixed-signal test solutions. This acquisition was accounted for as a business combination. The purchase price of the acquisition, which included legal and accounting fees, was $17.8 million in cash. The allocation of the purchase price was determined using the fair value of assets and liabilities acquired as of February 1, 2008. We funded the purchase price from existing cash balances. Our consolidated financial statements include the operating results from the date of acquisition. Pro-forma results or operations have not been presented because the effects of those operations were not material. The purchase price allocation is preliminary and is subject to future adjustment during the allocation period as defined in SFAS 141, Business Combinations. The following table summarizes the allocation of the purchase price of microLEX (in thousands):

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

NOTE 13 – Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, SFAS 157 is amended by Financial Statement Position (FSP) FAS 157-1, Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which excludes from the scope of this provision arrangements accounted for under SFAS 13, Accounting for Leases. SFAS 157 is also amended by FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. In October 2008, SFAS 157 was amended again by FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. We adopted SFAS 157 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial position or results of operations. We also adopted FSP 157-3 on September 30, 2008 as required and concluded it did not have a significant impact on our consolidated financial position or results of operations. (See Note 3 of Notes to Consolidated Financial Statements).

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

In December 2007, the FASB issued SFAS 141R, Business Combinations—a replacement of FASB Statement 141, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 141R and have not yet determined the impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. We are currently evaluating the requirements of SFAS 161 and have not yet determined the impact on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations, and other U.S. generally accepted accounting principles. The provisions of FSP FAS 142-3 are effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the requirements of FSP FAS 142-3 and have not yet determined the impact on our consolidated financial statements.

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

An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court's decision of June 23, 2003, (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks' declaratory judgment complaint, denying MathWorks' claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks' modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court's denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. On November 22, 2006, the District Court lifted the stay. The case schedule has yet to be set in this action. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. In the fourth quarter of 2006, we accrued an additional $600,000 related to this contingency. We charged approximately $1,500 against this accrual during the three months ended September 30, 2008. We have charged a total of $618,500 against this accrual through September 30, 2008.

NOTE 15 – Subsequent Event

On October 22, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.11 per common share, payable on December 1, 2008 to shareholders of record on November 10, 2008.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding our future financial performance or operations (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “may,” “will,” “project,” “continue,” or “estimate” or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors including those set forth under the heading “Risk Factors” beginning on page 26, and the discussion below. Readers are also encouraged to refer to the documents regularly filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for further discussion of our business and the risks attendant thereto.

Overview

National Instruments Corporation (“we” or “our”) is a leading supplier of measurement and automation products that engineers and scientists use in a wide range of industries. These industries comprise a large and diverse market for design, control and test applications. We provide flexible application software and modular, multifunctional hardware that users combine with industry-standard computers, networks and third party devices to create measurement, automation and embedded systems, which we refer to as “virtual instruments”. Our approach gives customers the ability to quickly and cost effectively design, prototype and deploy unique custom defined solutions for their design, control and test application needs. We sell to a large number of customers in a wide variety of industries. No single customer accounted for more than 3% of our sales in the three or nine month periods ended September 30, 2008 or in the years 2007, 2006 or 2005.

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

Maintaining a high level of customer satisfaction:

To maintain a high level of customer satisfaction we strive to offer innovative, modular and integrated products through a global sales and support network. We strive to maintain a high degree of backwards compatibility across different platforms in order to preserve the customer’s investment in our products. In this time of intense global competition, we believe it is crucial that we continue to offer products with high quality and reliability, and that these products provide cost-effective solutions for our customers.

Leveraging external and internal technology:

Our product strategy is to provide superior products by leveraging generally available technology, supporting open architectures on multiple platforms and by leveraging our own core technologies such as custom ASICs (application-specific integrated circuits) across multiple products.

We sell into the test and measurement (“T&M”) and the industrial automation (“IA”) industries and as such are subject to the economic and industry forces which drive those markets. It has been our experience that the performance of these industries and our performance is impacted by general trends in industrial production for the global economy and by the specific performance of certain vertical markets that are intensive consumers of measurement technologies. Examples of these markets are semiconductor capital equipment, telecom, defense, aerospace, automotive and others. In assessing our business, our management considers the trends in the Global Purchasing Managers Index (“PMI”) published by JP Morgan, global industrial production as well as industry reports on the specific vertical industries that we target.

We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the United States and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 55% and 53% of our revenues in the three month periods ended September 30, 2008 and 2007, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign-currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. See Note 11 of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income, and identifiable assets.

We manufacture the majority of our products at our facility in Debrecen, Hungary. Additional production primarily of low volume or newly introduced products is done in Austin, Texas. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. We manufacture most of the electronic circuit card assemblies, modules and chassis in-house, although subcontractors are used from time to time. In particular some chassis are produced by subcontractors in Asia. We manufacture some of our electronic cable assemblies in-house, but many assemblies are produced by subcontractors. We primarily subcontract our software duplication, our technical manuals, and product support documentation.

We believe that our long-term growth and success depends on delivering high quality software and hardware products on a timely basis. Accordingly, we focus significant efforts on research and development. We focus our research and development efforts on enhancing existing products and developing new products that incorporate appropriate features and functionality to be competitive with respect to technology and price/performance. Our success also is dependant on our ability to obtain and maintain patents and other proprietary rights related to technologies used in our products. We have engaged and likely will engage in future litigation to protect our intellectual property rights. In monitoring and policing our intellectual property rights, we have been and may be required to spend significant resources.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales:
Americas	45.1%	46.8%	43.6%	46.3%
Europe	31.0	28.2	32.0	29.9
Asia Pacific	23.9	25.0	24.4	23.8
Consolidated net sales	100.0	100.0	100.0	100.0
Cost of sales	24.9	25.1	24.9	24.7
Gross profit	75.1	74.9	75.1	75.3
Operating expenses:
Sales and marketing	36.9	35.8	37.7	36.4
Research and development	17.2	17.3	17.1	17.2
General and administrative	8.0	8.5	8.3	8.5
Total operating expenses	62.1	61.6	63.1	62.1
Operating income	13.0	13.3	12.0	13.2
Other income (expense):
Interest income	0.6	1.4	0.8	1.3
Net foreign exchange gain (loss)	(1.4)	0.1	(0.3)	0.1
Other income (expense), net	0.1	0.0	0.0	0.0
Income before income taxes	12.3	14.8	12.5	14.6
Provision for income taxes	1.5	3.1	1.9	3.2
Net income	10.8%	11.7%	10.6%	11.4%

Net Sales.  For the three months ended September 30, 2008, consolidated net sales increased by $30.6 million or 17% to $215.0 million from $184.4 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, consolidated net sales increased $82.9 million or 15% to $618.4 million from $535.6 million for the nine months ended September 30, 2007. The increases for the three and nine months ended September 30, 2008, compared to the comparable periods in 2007, can primarily be attributed to increased market acceptance of our virtual instrumentation and graphical system design products, which constitute the vast majority of our product portfolio, as well as the introduction of new and upgraded products in all regions. These increases were offset slightly by the decrease in sales of our instrument control products, which we believe is reflective of the continued weakness of the Global PMI. During the three months ended September 30, 2008, the U.S. dollar experienced broad strengthening against most major currencies. However, compared to the three and nine months ended September 30, 2007, the U.S. dollar generally traded lower against most major currencies which also contributed to the overall increase in revenue compared to the same periods in 2007.

For the three and nine months ended September 30, 2008, sales in the Americas increased 12% and 9%, respectively, compared to the same periods in 2007.

For the three months ended September 30, 2008, sales outside of the Americas, as a percentage of consolidated sales increased to 55% from 53% in the same period in 2007 as a result of faster sales growth outside of the Americas and the general weakness of the U.S. dollar against most major currencies compared to the same period in 2007. For the nine months ended September 30, 2008, sales outside of the Americas, as a percentage of consolidated sales, increased to 56% from 54% over the same period in 2007 due to a faster sales growth outside of the Americas and the general weakness of the U.S. dollar against most major currencies compared to the same period in 2007. Compared to the corresponding periods in 2007, our European sales increased by 28% to $66.7 million for the three months ended September 30, 2008 and increased 24% to $197.9 million for the nine months ended September 30, 2008. Sales in Asia Pacific increased by 11% to $51.3 million in the three months ended September 30, 2008, compared to the same period in 2007 and increased 19% to $151.0 million for the nine months ended September 30, 2008, compared to the same period in 2007. We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

Almost all sales made by our direct sales offices in Europe and Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. For the three months ended September 30, 2008, net of hedging results, the change in exchange rates had the effect of increasing our consolidated sales by 6%, increasing Americas sales by 1%, increasing European sales by 16% and increasing sales in Asia Pacific by 5% compared to the three months ended September 30, 2007. For 2008 year-to-date sales, net of hedging results, the change in exchange rates had the effect of increasing our consolidated sales by 6%. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing our operating expenses by $5.1 million, or 4%, for the three months ended September 30, 2008 and by $16.0 million, or 4%, for the nine months ended September 30, 2008 compared to the comparable periods in 2007.

Gross Profit.  As a percentage of sales, gross profit remained constant at 75% for the three and nine month periods ended September 30, 2008, and September 30, 2007. There can be no assurance that we will maintain our historical margins or that our gross profit margin will not fluctuate in future periods. We believe our current manufacturing capacity is adequate to meet current needs.

Sales and Marketing.  For the three months ended September 30, 2008, sales and marketing expenses increased to $79.4 million from $66.1 million, a 20% increase compared to the three months ended September 30, 2007. For the nine months ended September 30, 2008, sales and marketing expenses increased to $233.4 million from $195.0 million, a 20% increase compared to the nine months ended September 30, 2007. As a percentage of net sales, sales and marketing expenses were 37% and 38% for the three and nine months ended September 30, 2008, compared to 36% and 36% for the three and nine months ended September 30, 2007, respectively. The increase in sales and marketing expense for the three and nine months ended September 30, 2008, both in absolute dollars and as a percentage of sales, is consistent with our plan to make additional investments in our field sales force. During the three months ended September 30, 2008, the U.S. dollar experienced broad strengthening against most major currencies. However, compared to the three and nine months ended September 30, 2007, the U.S. dollar generally traded lower against most major currencies during the three and nine months ended September 30, 3008 which also contributed to the overall increase. We plan to continue to make additional investments in our field sales force for the remainder of 2008. We expect sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on recruiting, marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

Research and Development.  For the three months ended September 30, 2008, research and development expenses increased to $37.0 million from $31.9 million, a 16% increase compared to the three months ended September 30, 2007. For the nine months ended September 30, 2008, research and development expenses increased to $105.8 million from $91.7 million, a 15% increase compared to the nine months ended September 30, 2007. As a percentage of net sales, research and development expenses remained constant at 17% for the three and nine month periods ended September 30, 2008, and September 30, 2007. The increase in research and development costs for the three and nine month periods ended September 30, 2008, compared to the prior year periods, was primarily due to increased personnel costs from the hiring of additional product development engineers as well as increased stock-based compensation. We plan to continue making a significant investment in research and development in order to remain competitive and support revenue growth.

We capitalize software development costs in accordance with SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. We amortize such costs over the related product's estimated economic useful life, generally three years, beginning when a product becomes available for general release. Software amortization expense included in cost of goods sold totaled $2.9 million and $2.2 million for the three month periods ended September 30, 2008 and 2007, respectively, and $7.8 million and $6.5 million for the nine month periods ended September 30, 2008 and 2007, respectively. Internally developed software costs capitalized were $1.1 million and $1.7 million for the three month periods ended September 30, 2008 and 2007, respectively, and $8.7 million and $7.7 million for the nine month periods ended September 30, 2008 and 2007, respectively.

General and Administrative.  For the three months ended September 30, 2008, general and administrative expenses increased to $17.2 million from $15.6 million, a 10% increase compared to the three months ended September 30, 2007. For the nine months ended September 30, 2008, general and administrative expenses increased to $51.1 million from $45.6 million, a 12% increase compared to the nine months ended September 30, 2007. As a percentage of net sales, general and administrative expenses were 8% for the three and nine months ended September 30, 2008, compared to 9% for the three and nine months ended September 30, 2007. During the three months ended September 30, 2008, the U.S. dollar experienced broad strengthening against most major currencies. However, compared to the three and nine months ended September 30, 2007, the U.S. dollar generally traded lower against most major currencies during the three and nine months ended September 30, 2008, which also contributed to the overall increase in absolute dollars. We expect that general and administrative expenses in future periods will fluctuate in absolute dollars and as a percentage of revenue.

Interest Income. For the three months ended September 30, 2008, interest income decreased to $1.4 million from $2.6 million, a 47% decrease compared to the three months ended September 30, 2007. For the nine months ended September 30, 2008, interest income decreased to $5.0 million from $7.1 million, a 29% decrease compared to the nine months ended September 30, 2007. The decreases in interest income for the three and nine months ended September 30, 2008, were primarily due to lower interest rates compared to the three and nine months ended September 30, 2007. The primary source of interest income is from the investment of our cash and short-term and long-term investments. Net cash provided by operating activities totaled $106.0 million and $113.6 million in the nine month periods ended September 30, 2008 and 2007, respectively.

Net Foreign Exchange Gain (Loss). For the three months ended September 30, 2008, we experienced net foreign exchange losses of $3.0 million compared to gains of $98,000 in the three months ended September 30, 2007. For the nine months ended September 30, 2008, we experienced a net foreign exchange loss of $1.8 million compared to gains of $628,000 for the nine months ended September 30, 2007. These results are attributable to movements in the foreign exchange rates between the U.S. dollar and the local currencies in countries in which our subsidiaries are located. During the three months ended September 30, 2008, the U.S. dollar increased by an average of 9% against the principal currencies for which we have foreign exchange exposures which contributed to the loss in three months ended September 30, 2008. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge up to 90% of our foreign currency-denominated receivables in order to reduce our exposure to significant foreign currency fluctuations. We typically limit the duration of our “receivables” foreign currency forward contracts to approximately 90 days.

We also utilize foreign currency forward contracts and foreign currency purchased option contracts in order to reduce our exposure to fluctuations in future foreign currency cash flows. We purchase these contracts for up to 100% of our forecasted exposures in selected currencies (primarily the euro, yen and pound sterling) and limit the duration of these contracts to 40 months or less. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” As a result, our hedging activities only partially address our risks from foreign currency transactions, and there can be no assurance that this strategy will be successful. We do not invest in contracts for speculative purposes. Our hedging strategy reduced our foreign exchange losses by $4.0 million and $544,000 for the three and nine months ended September 30, 2008, respectively, and reduced our foreign exchange gains by $960,000 and $1.2 million for the three and nine months ended September 30, 2007, respectively.

Provision for Income Taxes.  Our provision for income taxes reflected an effective tax rate of 12% and 15% for the three and nine months ended September 30, 2008, respectively, and 21% and 22% for the three and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2008, our effective tax rate is lower than the U.S. federal statutory rate of 35% primarily as a result of reduced tax rates in certain foreign jurisdictions, the partial release of a deferred tax asset valuation allowance, and a decrease in uncertain tax positions. For the three and nine months ended September 30, 2007, our effective tax rate was lower than the U.S. federal statutory rate of 35% primarily as a result of the research credit, reduced tax rates in foreign jurisdictions and tax exempt interest. The decreases in our tax rates for the three and nine months ended September 30, 2008, from the comparable prior year periods were due to increased profits in foreign jurisdictions with reduced income tax rates, the partial release of a deferred tax asset valuation allowance, and a decrease in uncertain tax positions due to the lapse of the applicable statute of limitations.

In October 2008, the U.S. President signed into law the Emergency Economic Stabilization Act of 2008, which extended the research credit for two years with effect from January 1, 2008. The effects of this new legislation will be included in income for the period that includes the enactment date in accordance with SFAS 109, Accounting for Income Taxes. This legislation will likely result in a decrease in our future effective income tax rate in the fourth quarter of 2008 and in 2009.

Liquidity and Capital Resources

We currently finance our operations and capital expenditures through cash flow from operations. At September 30, 2008, we had working capital of approximately $420.7 million compared to $419.9 million at December 31, 2007. Net cash provided by operating activities for the nine month periods ended September 30, 2008 and 2007 totaled $106.0 million and $113.6 million, respectively.

Accounts receivable decreased to $123.1 million at September 30, 2008 from $131.3 million at December 31, 2007. At September 30, 2008, days sales outstanding decreased to 54 from 59 compared to September 30, 2007. Consolidated inventory balances increased to $99.7 million at September 30, 2008 from $82.7 million at December 31, 2007. Inventory turns remained constant at 2.4 for the three month periods ended September 30, 2008, and September 30, 2007. Cash used in the first nine months of 2008 for the purchase of property and equipment totaled $21.1 million, for the capitalization of internally developed software costs totaled $8.7 million, for additions to other intangibles totaled $2.6 million and for the acquisition of microLEX Systems A/S totaled $17.3 million net of cash received. (See Note 12 of Notes to Consolidated Financial Statements). Cash used in the first nine months of 2007 for the purchase of property and equipment totaled $18.1 million, for the capitalization of internally developed software costs totaled $7.7 million, for additions to other intangibles totaled $5.0 million.

Cash provided by the issuance of common stock totaled $26.6 million and $27.5 million for the first nine months of 2008 and 2007, respectively. The issuance of common stock was to employees under our Employee Stock Purchase Plan, our 1994 Incentive Plan and our 2005 Incentive Plan. Cash used for the repurchase of common stock totaled $58.2 million and $68.0 million for the first nine months of 2008 and 2007, respectively. Cash used for the payment of dividends totaled $26.1 million and $19.1 million for the first nine months of 2008 and 2007, respectively.

We currently expect to fund expenditures for our capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash and short-term investment balances and internally generated funds. As of each of September 30, 2008 and 2007, we had no debt outstanding. We believe that our cash flow from operations and existing cash balances and short-term investments will be sufficient to meet our cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months will depend on our profitability, our ability to manage working capital requirements and our rate of growth.

Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the U.S.; however, the majority of our cash and investments that are located outside of the U.S. are denominated in the U.S. dollar. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. In some countries repatriation of certain foreign balances is restricted by local laws. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

Financial Risk Management

Our international sales are subject to inherent risks, including fluctuations in local economies; fluctuations in foreign currencies relative to the U.S. dollar; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, we are subject to the risks associated with fluctuations in currency rates. In particular, increases in the value of the dollar against foreign currencies decrease the U.S. dollar value of foreign sales requiring that we either increase our price in the local currency, which could render our product prices noncompetitive, or suffer reduced revenues and gross margins as measured in U.S. dollars. During the three months ended September 30, 2008, the U.S. dollar experienced broad strengthening against most major currencies. However, compared to the three and nine months ended September 30, 2007, the U.S. dollar generally traded lower against most major currencies during the three and nine months ended September 30, 2008. This has had the effect of increasing our consolidated sales by 6% in the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing our operating expenses by $5.1 million over the same period. Currently, we are experiencing significant volatility in foreign currency exchange rates in many of the markets in which we do business. This has had a significant impact on the revaluation of our foreign currency denominated firm commitments and on our ability to forecast U.S. dollar equivalent revenues and expenses. If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar, as was the case during the three months ended September 30, 2008, and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins. Our foreign currency hedging program includes both foreign currency forward and purchased option contracts to reduce the effect of exchange rate fluctuations. However, our hedging program will not eliminate all of our foreign exchange risks, particularly when market conditions experience this recent level of volatility. (See “Net Foreign Exchange Loss”).

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

Off-Balance Sheet Arrangements. We have no debt or off-balance sheet debt. As of September 30, 2008, we have contractual purchase commitments with various suppliers of general components and customized inventory components of approximately $7.4 million. As of September 30, 2008, we have outstanding guarantees for payment of customs and foreign grants totaling approximately $3.2 million. (See Note 10 of Notes to Consolidated Financial Statements). As of September 30, 2008, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Market Risk

We are exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in foreign currency values and changes in the market value of our investments.

Foreign Currency Hedging Activities.  Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. The principal currencies hedged are the euro, British pound and Japanese yen. We monitor our foreign exchange exposures regularly to ensure the overall effectiveness of our foreign currency hedge positions. Currently, we are experiencing significant volatility in foreign currency exchange rates in many of the markets in which we do business. Therefore, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at September 30, 2008, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $21.0 million. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure.

Investments.  The fair value of our investments in marketable securities at September 30, 2008 was $61.9 million. Investments with maturities beyond one year are generally classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the investment of available funds. In response to current conditions in the credit markets, we have shifted our priority to capital preservation and liquidity and therefore have reduced our focus on the return on our investments. We diversify our marketable securities portfolio by investing in multiple types of investment-grade securities. Our investment portfolio is primarily invested in securities with at least an investment grade rating to control interest rate and credit risk as well as to provide for an immediate source of funds. Based on our investment portfolio and interest rates at September 30, 2008, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $310,000 in the fair value of our investment portfolio. Although changes in interest rates may affect the fair value of our investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

Our long-term investments consist of Aaa/AAA/AA rated investments in auction rate securities that we originally purchased for $8.6 million. These auction rate securities consist of education loan revenue bonds. Auction rate securities are variable rate debt instruments whose interest rates are typically reset approximately every 7 to 35 days. On October 7, 2008, and in prior auction periods beginning in February 2008, the auction process for these securities failed. Historically, we had classified these investments as short-term but are now reporting them as “long-term” due to the fact that the underlying securities generally have longer dated contractual maturities. The auction rate securities are classified as available-for-sale. At September 30, 2008, we reported these long-term investments at their estimated fair-market value of $8.3 million. The estimated fair-market value was determined using significant unobservable inputs (Level 3) as prescribed by SFAS 157, Fair Value Measurements. We have recorded the unrealized loss related to these securities as a component of other comprehensive income due to the fact that these securities have redemption features which call for redemption at 100% of par value, the fact that the underlying debt continues to carry Aaa/AAA/AA ratings and the fact that we have the ability and currently have the intent to hold these securities to maturity. (See Note 3 of Notes to Consolidated Financial Statements for additional discussion).

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, SFAS 157 is amended by Financial Statement Position (FSP) FAS 157-1, Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which excludes from the scope of this provision arrangements accounted for under SFAS 13, Accounting for Leases. SFAS 157 is also amended by FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. In October 2008, SFAS 157 was amended again by FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. We adopted SFAS 157 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial position or results of operations. We also adopted FSP 157-3 on September 30, 2008 as required and concluded it did not have a significant impact on our consolidated financial position or results of operations. (See Note 3 of Notes to Consolidated Financial Statements).

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

In December 2007, the FASB issued SFAS 141R, Business Combinations—a replacement of FASB Statement 141, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 141R and have not yet determined the impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. We are currently evaluating the requirements of SFAS 161 and have not yet determined the impact on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations, and other U.S. generally accepted accounting principles. The provisions of FSP FAS 142-3 are effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the requirements of FSP FAS 142-3 and have not yet determined the impact on our consolidated financial statements.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Response to this item is included in “Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Market Risk” above.

Item 4.                      Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2008, have concluded that our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. We continue to enhance our internal control over financial reporting by adding resources in key functional areas with the goal of monitoring our operations at the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required under the Auditing Standard No. 5 issued by the Public Company Accounting Oversight Board. We discuss and disclose these matters to the audit committee of our board of directors and to our auditors. During the three months ended September 30, 2008, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a-15 or Rule 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court's decision of June 23, 2003, (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks' declaratory judgment complaint, denying MathWorks' claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks' modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court's denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. On November 22, 2006, the District Court lifted its stay. The case schedule has yet to be set in this action. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. In the fourth quarter of 2006, we accrued an additional $600,000 related to this contingency. We charged approximately $1,500 against this accrual during the three months ended September 30, 2008. We have charged a total of $618,500 against this accrual through September 30, 2008.

ITEM 1A.                      RISK FACTORS

Declining general economic conditions and fluctuations in the global credit and equity markets may adversely affect our financial condition and results of operations. Our business is sensitive to changes in general economic conditions, both in the U.S. and globally. Due to the recent tightening of credit markets and concerns regarding the availability of credit, our current or potential customers may delay or reduce purchases of our products which would adversely affect our revenues and therefore harm our business and results of operations. In addition, the recent turmoil in the financial markets is likely to have an adverse effect on the U.S. and world economies, which could negatively impact the spending patterns of business including our current and potential customers. There can be no assurances that government responses to the disruptions in the financial markets will restore confidence in the U.S. and global markets. Many economists and other experts are predicting a recession in the U.S. and global economies. We are unable to predict whether this recession will occur or how deep or how long it will last. We expect our business to be adversely impacted by any downturn in the U.S. or global economies. In particular, our business has fluctuated in the past based on changes in the global Purchasing Managers Index (“PMI”). We are unable to predict the impact that all of these recent changes in the markets will have on our business and these events make forecasting our results more difficult.

Negative Conditions in the Global Credit Markets Have Impaired the Liquidity of a Portion of Our Investment Portfolio.  Our long-term investments consist of Aaa/AAA/AA rated investments in auction rate securities. These auction rate securities consist of education loan revenue bonds. At September 30, 2008, we recorded these securities at their estimated fair-market value of $8.3 million. The estimated fair-market value was determined using significant unobservable inputs (Level 3) as prescribed by SFAS 157, Fair Value Measurements. We have recorded the unrealized loss related to these securities as a component of other comprehensive income as based on the fact that these securities have redemption features which call for redemption at 100% of par value, the fact that the underlying debt continues to carry Aaa/AAA/AA ratings and the fact that we have the ability and currently have the intent to hold these securities to maturity. (See Note 3 of Notes to Consolidated Financial Statements for further discussion). We do not consider these investments as liquid in the short-term and therefore have classified them as long-term investments. The auction rate market is not expected to provide liquidity for these securities in the foreseeable future. Should we need or desire to access the funds invested in those securities prior to their maturity, we may be unable to find a buyer in a secondary market outside the auction process or if a buyer in a secondary market is found, we would likely realize a loss.

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

Our Quarterly Results are Subject to Fluctuations Due to Various Factors.  Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including:

•	changes in the economy or credit markets in the U.S. or globally;
•	changes in the mix of products sold;
•	the availability and pricing of components from third parties (especially sole sources);
•	pricing of our products;
•	fluctuations in foreign currency exchange rates;
•	the timing, cost or outcome of intellectual property litigation;
•	the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales; and,
•	changes in pricing policies by us, our competitors or suppliers.

During the three months ended September 30, 2008, the U.S. dollar experienced broad strengthening against most major currencies. However, compared to the nine months ended September 30, 2007, the U.S. dollar generally traded lower against most major currencies which had the effect of increasing our consolidated sales by 6% in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar, as was the case during the three months ended September 30, 2008, and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins.

Our Products are Complex and May Contain Bugs or Errors.  As has occurred in the past and as may be expected to occur in the future, our new software products or new operating systems of third parties on which our products are based often contain bugs or errors that can result in reduced sales and/or cause our support costs to increase, either of which could have a material adverse impact on our operating results.

Our Product Revenues are Subject to Seasonal Variations.  In recent years, our revenues have been characterized by seasonality, with revenues typically growing from the first quarter to the second quarter, being relatively constant from the second quarter to the third quarter, growing in the fourth quarter compared to the third quarter and declining from the fourth quarter of the current year to the first quarter of the following year. This historical trend may be affected in the future by the economic impact of larger orders as well as the timing of new product introductions and/or acquisitions, if any. We believe the seasonality of our revenue results from the international mix of our revenue and the variability of the budgeting and purchasing cycles of our customers throughout each international region. In addition, our total operating expenses have in the past tended to increase in each successive quarter and have fluctuated as a percentage of revenue based on the seasonality of our revenue.

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

We are Subject to Risks Associated with Our Web Site.  We devote resources to maintain our Web site as a key marketing, sales and support tool and expect to continue to do so in the future. However, there can be no assurance that we will be successful in our attempt to leverage the Web to increase sales. We host our Web site internally. Any failure to successfully maintain our Web site or any significant downtime or outages affecting our Web site could have a material adverse impact on our operating results.

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

During the three months ended September 30, 2008, we continued to devote resources to the enhancement of systems to support the shipment of products from our manufacturing facility and warehouse in Hungary directly to customers worldwide, and to the continued development of our web offerings. There can be no assurance that we will not experience difficulties with these new systems. Difficulties with these new systems may interrupt our normal operations, including our ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. Any disruption occurring with these systems may have a material adverse effect on our operating results. We plan to continue to devote resources to the systems that support shipment of product from our manufacturing facility and warehouse in Hungary directly to our customers worldwide, and to the continued development of our web offerings during 2008. Any failure to successfully implement these initiatives could have a material adverse effect on our operating results.

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

No assurance can be given that our efforts will be successful. Any difficulties with the centralization of distribution or delays in the implementation of the systems or processes to support this centralized distribution could result in interruption of our normal operation, including our ability to process orders and ship products to our customers. Any failure or delay in successfully centralizing our inventory in and distribution from our facility in Hungary could have a material adverse effect on our operating results.

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

In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, including those based in or from countries where practices which violate such U.S. laws may be customary, will not take actions in violation of our policies. Any violation of foreign or U.S. laws by our employees, contractors or agents, even if such violation is prohibited by our policies, could have a material adverse effect on our business. We must also comply with various import and export regulations. The application of these various regulations depends on the classification of our products which can change over time as such regulations are modified or interpreted. As a result, even if we are currently in compliance with applicable regulations, there can be no assurance that we will not have to incur additional costs or take additional compliance actions in the future. Failure to comply with these regulations could result in fines and/or termination of import and export privileges, which could have a material adverse effect on our operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by our international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Net of hedging results, the change in exchange rates had the effect of increasing our consolidated sales by 6% in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing our operating expenses by $5.1 million over these same periods.  Currently, we are experiencing significant volatility in foreign currency exchange rates in many of the markets in which we do business. This has had a significant impact on the revaluation of our foreign currency denominated firm commitments and on our ability to forecast U.S. dollar equivalent revenues and expenses. In the past, these dynamics have also adversely affected our revenue growth in international markets and will likely pose similar challenges in the future.

Our Income Tax Rate is Affected by Tax Benefits in Hungary.  As a result of certain foreign investment incentives available under Hungarian law, the profit from our Hungarian operation was subject to a reduced income tax rate. This special tax status terminated on January 1, 2008, upon the merger of our Hungarian manufacturing operations with its Hungarian parent company. The tax position of our Hungarian operation continues to benefit from assets created by the restructuring of our operations in Hungary. These benefits may not be available in the future due to changes in Hungary’s political condition and/or tax laws. The reduction or elimination of these tax benefits in Hungary or future changes in U.S. law pertaining to taxation of foreign earnings could result in an increase in our future effective income tax rate, which could have a material adverse effect on our operating results.

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

Our Reported Financial Results May be Adversely Affected by Changes in Accounting Principles Generally Accepted in the United States.  We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, beginning in the first quarter of fiscal 2006, with the adoption of SFAS 123R, Share-Based Payment, we now record a charge to earnings for employee stock option grants for all stock options unvested at December 31, 2005. This accounting pronouncement has had a material negative impact on our financial results. Technology companies generally, and our company specifically, have in the past relied on stock options as a major component of our employee compensation packages. Because we are required to expense options, beginning in 2005, we changed our equity compensation program to no longer grant options but instead grant restricted stock units.

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our management’s certification of adequate disclosure controls and procedures as of September 30, 2008. Our most recent report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. Our most recent report on Form 10-K also contained an attestation and report by our auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Our Business Depends on the Continued Service of Key Management and Technical Personnel.  Our success depends upon the continued contributions of our key management, sales, marketing, research and development and operational personnel, including Dr. Truchard, our Chairman and Chief Executive Officer, and other members of our senior management and key technical personnel. We have no agreements providing for the employment of any of our key employees for any fixed term and our key employees may voluntarily terminate their employment with us at any time. The loss of the services of one or more of our key employees in the future could have a material adverse effect on our operating results. We also believe our future success will depend upon our ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, as well as training, motivating and supervising employees. As a result of the impact that the adoption of SFAS 123R, Share-Based Payment, in our first quarter of 2006 has had on our results of operations, we have changed our equity compensation program. We now grant fewer equity instruments and the type of equity instrument is restricted stock units rather than stock options, which may make it more difficult for us to attract or retain qualified management and technical personnel, which could have an adverse effect on our operating results. In addition, the recruiting environment for software engineering, sales and other technical professionals is very competitive. Competition for qualified software engineers is particularly intense and is likely to result in increased personnel costs. Our failure to attract or retain qualified software engineers could have an adverse effect on our operating results. We also recruit and employ foreign nationals to achieve our hiring goals primarily for engineering and software positions. There can be no guarantee that we will continue to be able to recruit foreign nationals at the current rate. There can be no assurance that we will be successful in retaining our existing key personnel or attracting and retaining additional key personnel. Failure to attract and retain a sufficient number of our key personnel could have a material adverse effect on our operating results.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of September 30, 2008 with respect to the shares of common stock repurchased by National Instruments during the third quarter of 2008.

Period	Total number of shares	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program (1)
July 1, 2008 to July 31, 2008	—	—	—	2,730,050
August 1, 2008 to August 31, 2008	17,831	$32.03	17,831	2,712,219
September 1, 2008 to September 30, 2008	—	—	—	2,712,219
Total	17,831		17,831

(1)
For the past several years, we have maintained various stock repurchase programs. On April 25,  2008, our board of directors approved a new share repurchase plan that increased the aggregate number of shares of common stock that we are authorized to repurchase from 797,461 to 3.0 million. Our repurchase plan does not have an expiration date.

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

ITEM 6.                      EXHIBITS

3.1(2)	Certificate of Incorporation, as amended, of the Company.

3.2(12)	Amended and Restated Bylaws of the Company.

3.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.

4.1(1)	Specimen of Common Stock certificate of the Company.

4.2(3)	Rights Agreement dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A.

10.1(1)	Form of Indemnification Agreement.

10.2(5)	1994 Incentive Plan, as amended.*

10.3(11)	1994 Employee Stock Purchase Plan, as amended.*

10.4(6)	Long-Term Incentive Program, as amended.*

10.5(7)	2005 Incentive Plan.*

10.6(8)	National Instruments Corporation's Annual Incentive Program, as amended.*

10.7(9)	2008 Annual Incentive Program Goals and Awards for the Named Executive Officers.*

10.8(10)	Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*

10.9(10)	Form of Restricted Stock Unit Award Agreement (Performance Vesting).*

10.10(10)	Form of Restricted Stock Unit Award Agreement (Current Employee).*

10.11(10)	Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.

(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(3)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 8-K filed on January 28, 2004.

(4)	Incorporated by reference to exhibit 4.1 filed with the Company’s Form 8-K on January 28, 2004.

(5)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q on August 5, 2004.

(6)	Incorporated by reference to exhibit 99.1 filed with the Company’s Form 8-K filed on October 28, 2008.

(7)	Incorporated by reference to exhibit A of the Company’s Proxy Statement dated and filed on April 4, 2005.

(8)	Incorporated by reference to exhibit 99.2 filed with the Company’s Form 8-K filed on October 28, 2008.

(9)	Incorporated by reference to exhibit 99.1 filed with the Company’s Form 8-K filed on March 25, 2008.

(10)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q on August 2, 2006.

(11)	Incorporated by reference to Appendix A of the Company’s Proxy Statement dated and filed on April 2, 2007.

(12)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INSTRUMENTS CORPORATION Registrant

Date: November 7, 2008	By:	/s/ Alex Davern
Alex Davern
Chief Financial Officer and Treasurer
(principal financial and accounting officer)