Form 10-K
period 2008-12-31
NATIONAL INSTRUMENTS CORP /DE/
filed 2009-02-27
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2008 or

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
Preferred Stock Purchase Rights
__________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Reguation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at the close of business on June 30, 2008, was $1,476,445,214 based upon the last sales price reported for such date on the NASDAQ Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant as of June 30, 2008 have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

At the close of business on February 25, 2009 registrant had outstanding 77,543,208 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant for its Annual Meeting of Stockholders to be held on May 12, 2009 (the “Proxy Statement”).

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

Our Internet website address is http://www.ni.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish them to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Industry Background

Engineers and scientists have long used instruments to observe, better understand and manage the real-world phenomena, events and processes related to their industries or areas of expertise. Instruments measure and control electrical signals, such as voltage, current and power, as well as physical phenomena, such as temperature, pressure, speed, flow, volume, torque and vibration. Common general-purpose instruments include voltmeters, signal generators, oscilloscopes, data loggers, spectrum analyzers, cameras, and temperature and pressure monitors and controllers. Some traditional instruments are also highly application specific, designed to measure specific signals for particular vertical industries or applications. Instruments used for industrial automation applications include data loggers, strip chart recorders, programmable logic controllers (“PLCs”), and proprietary turn-key devices and/or systems designed to automate specific vertical applications. Measurement and control functionality is also used in a variety of embedded and/or real-time applications, such as machine monitoring, machine control, and embedded design and prototyping.

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

Instruments and systems for design, control, and test applications have historically shared common limitations, including: fixed, vendor-defined functionality, proprietary, closed architectures that were generally difficult to program and integrate with other systems; and inflexible operator interfaces that were usually cumbersome to operate and change. Proprietary instrumentation systems have traditionally been very expensive, with industrial/embedded system prices ranging as high as several million dollars and T&M instrumentation system prices often ranging in the hundreds of thousands of dollars. In addition, the limitations on the programmability of traditional systems means that adapting these systems to changing requirements can be both expensive and time consuming, and users are often required to purchase multiple single-purpose instruments.

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

Compared with traditional solutions, we believe our products and computer-based, virtual instrumentation approach provide the following significant customer benefits:

Performance, Ease of Use and Efficiency

Our virtual instrument application software brings the power and ease of use of computers, PDAs, networks and the Internet to instrumentation. With features such as graphical programming, automatic code generation capabilities, graphical tools libraries, ready-to-use example programs, libraries of specific instrumentation functions, and the ability to deploy their applications on a range of platforms, users can quickly build a virtual instrument system that meets their individual application needs. In addition, the continuous performance improvement of PC and networking technologies, which are the core platform for our approach, results in direct performance benefits for virtual instrument users in the form of faster execution for software-based measurement and automation applications, resulting in shorter test times, faster automation, and higher manufacturing throughput.

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

Lower Total Solution Cost

We believe that our products and solutions offer price/performance and energy efficiency advantages over traditional solutions. Virtual instrumentation provides users the ability to utilize industry standard computers and workstations, portable PDAs and other handheld devices, as well as ruggedized industrial computers equipped with modular and reusable application software, cost-effective hardware and driver software that together perform the functions that would otherwise be performed by costly, proprietary systems. In addition, virtual instrumentation gives users the flexibility and portability to adapt to changing needs, whereas traditional closed systems are both expensive and time consuming to adapt, if adaptable at all.

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

We offer a variety of software products for developing measurement and automation applications to meet the different programming and computer preferences of our customers. LabVIEW, LabWindows/CVI, and Measurement Studio are programming environments with which users can develop graphical user interfaces (“GUIs”), control instruments, and acquire, analyze and present data. With these software products, users can design custom virtual instruments by creating a GUI on the computer screen through which they operate the actual program and control selected hardware. Users can customize front panels with knobs, buttons, dials and graphs to emulate control panels of instruments or add custom graphics to visually represent the control and operation of processes. LabVIEW, LabWindows/CVI and Measurement Studio also have ready-to-use libraries for controlling thousands of programmable instruments, including our hardware products, as well as traditional serial, General Purpose Interface Bus (“GPIB”), VME extensions for instrumentation (“VXI”), Ethernet and USB measurement and automation devices from other vendors.

The principal difference between LabVIEW, LabWindows/CVI, and Measurement Studio is in the way users develop programs. With LabVIEW, users program graphically, developing application programs by connecting icons to create “block diagrams” which are natural design notations for scientists and engineers. With LabVIEW Real-Time, the user’s application program can be easily configured to execute using a real-time operating system kernel instead of the Windows operating system, which allows users to easily build virtual instrument solutions for mission-critical applications that require highly reliable operation. In addition, with LabVIEW Real-Time, users can easily configure their programs to execute remotely on embedded processors inside PXI systems, on embedded processors inside Fieldpoint distributed I/O systems, or on processors embedded on plug-in PC data acquisition boards. With LabVIEW FPGA, the user’s application can be configured to execute directly in silicon via a Field Programmable Gate Array (“FPGA”) residing on one of our reconfigurable I/O hardware products. LabVIEW FPGA allows users to easily build their own highly specialized, custom hardware devices for ultra high-performance requirements or for unique or proprietary measurement or control protocols. With LabWindows/CVI, users program using the conventional, text-based language of C. Measurement Studio consists of measurement and automation add-on libraries and additional tools for programmers that use Microsoft’s Visual Basic, Visual C++, Visual C#, and Visual Studio.NET development environments.

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

Hardware Products and Related Driver Software

Our hardware and related driver software products include data acquisition (“DAQ”), PCI extensions for instrumentation (“PXI”) chassis and controllers, image acquisition, motion control, Distributed I/O, Modular Instruments and Embedded Control Hardware/Software, industrial communications interfaces, GPIB interfaces, and VXI Controllers. The high level of integration between our products provides users with the flexibility to mix and match hardware components when developing custom virtual instrumentation systems.

DAQ Hardware/Driver Software.  Our DAQ hardware and driver software products are “instruments on a board” that users can combine with sensors, signal conditioning hardware and software to acquire analog data and convert it into a digital format that can be accepted by a computer. We believe that computer-based DAQ products are typically a lower-cost solution than traditional instrumentation. We believe that applications suitable for automation with computer-based DAQ products are widespread throughout many industries, and that many systems currently using traditional instrumentation (either manual or computer-controlled) could be displaced by computer-based DAQ systems. We offer a range of computer-based DAQ products, including models for digital, analog and timing input-output, and for transferring data directly to a computer’s random-access memory. In 2005, we acquired the operating assets of both Measurement Computing Corporation and IOtech, Inc., two smaller data acquisition companies, whose products complemented and extended our data acquisition offerings, including portable and vibration measurement products.

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

Motion Control.  During 1997, we introduced our first line of motion control hardware, software and peripheral products. This intelligent PC-based motion control hardware is programmable from industry standard development environments including LabVIEW, LabWindows/CVI and Measurement Studio. Our software tools for motion are easily integrated with our other product lines, allowing motion to be combined with image acquisition, test, measurement, data acquisition and automation. Our computer-based motion products allow users to leverage standard hardware and software in measurement and automation applications to create robust, flexible solutions.

Distributed I/O and Embedded Control Hardware/Software.  FieldPoint is an intelligent, distributed, and modular I/O system, first introduced by us in 1997, that gives industrial system developers an economical solution for distributed data acquisition, monitoring and control applications. Suitable for direct connection to industrial signals, FieldPoint includes a wide array of rugged and isolated analog and digital I/O modules, terminal base options, and network modules. With LabVIEW Real-Time users can download their LabVIEW code and easily create networked systems of intelligent, real-time nodes for embedded measurement and control. In late 2002, we launched Compact FieldPoint, a smaller and even more rugged intelligent distributed I/O product that is also an execution target for LabVIEW Real-Time. In 2004 we introduced CompactRIO, an advanced embedded control and acquisition system powered by our reconfigurable I/O (“RIO”) technology. Compact RIO leverages LabVIEW Real-Time and LabVIEW FPGA for industrial control, process monitoring, and embedded machine applications that require intelligent I/O products with a small form factor, a wide operating temperature, and resistance to shock and vibration.

Industrial Communications Interfaces.  In 1995, we began shipping our first interface boards for communicating with serial devices, such as data loggers and PLCs targeted for industrial/embedded applications, and benchtop instruments, such as oscilloscopes, targeted for T&M applications. Industrial applications need the same high-quality, easy-to-use hardware and software tools for communicating with industrial devices such as process instrumentation, PLCs, single-loop controllers, and a variety of I/O and DAQ devices. We offer hardware and driver software product lines for communication with industrial devices—Controller Area Network (“CAN”), DeviceNet, Foundation Fieldbus, and RS-485 and RS-232.

GPIB Interfaces/Driver Software.  We began selling GPIB products in 1977 and are a leading supplier of GPIB interface boards and driver software to control traditional GPIB instruments. These traditional instruments are manufactured by a variety of third-party vendors and are used primarily in T&M applications. Our diverse portfolio of hardware and software products for GPIB instrument control is available for a wide range of computers. Our GPIB product line also includes products for portable computers such as a personal computer memory card (“PCMCIA”)-GPIB interface card, and products for controlling GPIB instruments using the computer’s standard parallel, USB, IEEE 1394 (“Firewire”), Ethernet, and serial ports.

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

Markets and Applications

Our products are used across many industries in a variety of applications including research and development, simulation and modeling, product design and validation, production testing and industrial control and field and factory service and repair. We serve the following industries and applications worldwide: advanced research, automotive, automated test equipment, commercial aerospace, computers and electronics, continuous process manufacturing, education, government/defense, medical research/pharmaceutical, power/energy, semiconductors, telecommunications and others.

Customers

We have a broad customer base, with no customer accounting for more than 3% of our sales in 2008, 2007 or 2006.

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

Sales and Distribution

We sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. Our Hungarian manufacturing facility sources a substantial majority of our sales throughout the world. We have sales offices in the United States and sales offices and distributors in key international markets. Sales outside of the United States accounted for approximately 61%, 59% and 57%, of our revenues in 2008, 2007 and 2006, respectively. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 12 of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and identifiable assets.)

We believe the ability to provide comprehensive service and support to our customers is an important factor in our business. We permit customers to return products within 30 days from receipt for a refund of the purchase price less a restocking charge. Our products are generally warranted against defects in materials and workmanship for one year from the date we ship the products to our customers. Historically, warranty costs have not been material.

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

Our foreign operations are subject to certain risks set forth on page 13 under “We are Subject to Various Risks Associated with International Operations and Foreign Economies.”

See discussion regarding fluctuations in our quarterly results and seasonality in ITEM 1A, Risk Factors, “Our Revenues are Subject to Seasonal Variations.”

Competition

The markets in which we operate are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than we have, and we expect to face further competition from new market entrants in the future. A key competitor is Agilent Technologies Inc. (“Agilent”). Agilent offers its own line of instrument controllers, and also offers hardware and software products that provide solutions that directly compete with our virtual instrumentation products. Agilent is aggressively advertising and marketing products that are competitive with our products. Because of Agilent's strong position in the instrumentation business, change in its marketing strategy or product offerings could have a material adverse effect on our operating results.

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

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

•	new product introductions by competitors;
•	product pricing;
•	the impact of foreign exchange rates on product pricing;
•	quality and performance;
•	success in developing new products;
•	adequate manufacturing capacity and supply of components and materials;
•	efficiency of manufacturing operations;
•	effectiveness of sales and marketing resources and strategies;
•	strategic relationships with other suppliers;
•	timing of our new product introductions;
•	protection of our products by effective use of intellectual property laws;
•	the outcome of any material intellectual property litigation;
•	general market and economic conditions; and
•	government actions throughout the world.

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

As of December 31, 2008, we employed 1,415 people in product research and development. Our research and development expenses were $143.1 million, $126.5 million and $113.1 million for 2008, 2007 and 2006, respectively.

Intellectual Property

We rely on a combination of patent, trade secret, copyright and trademark law, contracts and technical measures to establish and protect our proprietary rights in our products. As of December 31, 2008, we held 444 United States patents (437 utility patents and 7 design patents) and 20 patents in foreign countries (18 patents registered in Europe in various countries; and 2 patents in Japan), and had 286 patent applications pending in the United States and foreign countries. 106 of our issued United States patents are software patents related to LabVIEW, and cover fundamental aspects of the graphical programming approach used in LabVIEW. Our patents expire from 2011 to 2026. We do not expect that the expiration of certain of our patents beginning in 2011 will have a significant impact on our business. No assurance can be given that our pending patent applications will result in the issuance of patents. We also own certain registered trademarks in the United States and abroad. See further discussion regarding risks associated with our patents in ITEM 1A, Risk Factors, “Our Business Depends on Our Proprietary Rights and We are Subject to Intellectual Property Litigation.”

Manufacturing and Suppliers

We manufacture a substantial majority of our products at our facilities in Debrecen, Hungary. Additional production primarily of low volume or newly introduced products is done in Austin, Texas. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. We manufacture most of the electronic circuit card assemblies, and modules in-house, although subcontractors are used from time to time. We use subcontractors in Asia to manufacture a significant portion of our chassis. We manufacture some of our electronic cable assemblies in-house, but many assemblies are produced by subcontractors. We primarily subcontract our software duplication, our technical manuals and product support documentation.

We obtain our electronic components from suppliers located principally in the United States, Europe and Asia. Some of the components purchased by us, including ASICs, are sole sourced. Any disruption of our supply of sole or limited source components, whether resulting from business demand, quality, production or delivery problems, could adversely affect our ability to manufacture our products, which could in turn adversely affect our business and results of operations.

See “Our Manufacturing Operations are Subject to a Variety of Environmental Regulations and Costs” at page 14 for discussion of environmental matters as they may affect our business.

Backlog

We typically ship products shortly following the receipt of an order. Accordingly, our backlog typically represents less than 5 days sales. Backlog should not be viewed as an indicator of our future sales.

Employees

As of December 31, 2008, we had 5,157 employees worldwide, including 1,415 in research and development, 2,407 in sales and marketing and customer support, 763 in manufacturing and 572 in administration and finance. None of our employees are represented by a labor union and we have never experienced a work stoppage. We consider our employee relations to be good. For ten consecutive years, from 1999 to 2008, we have been named among the 100 Best Companies to Work for in America according to FORTUNE magazine.

ITEM 1A.                      RISK FACTORS

Declining General Economic Conditions and Fluctuations in the Global Credit and Equity Markets Have Adversely Affected Our Financial Condition and Results of Operations. Our business is sensitive to changes in general economic conditions, both in the U.S. and globally. Due to the recent tightening of credit markets and concerns regarding the availability of credit, our current or potential customers have delayed or reduced purchases of our products which has adversely affected our revenues and therefore harmed our business and results of operations. In addition, the continuing turmoil in the financial markets is likely to continue to have an adverse effect on the U.S. and world economies, which could continue to negatively impact the spending patterns of businesses including our current and potential customers. There can be no assurances that government responses to the disruptions in the financial markets will restore confidence in the U.S. and global markets. The global industrial economy is currently in a recession. Many economists and other experts are predicting that this recession in the U.S. and global economies will likely continue through the remainder of 2009 and possibly beyond. We are unable to predict how long this recession will last. We expect our business to continue to be adversely impacted by this downturn in the U.S. or global economies. In particular, our business has fluctuated in the past based on changes in the global Purchasing Managers Index (“PMI”). We are unable to predict the impact that all of these recent changes in the markets will have on our business and these events make forecasting our results more difficult.

Concentrations of Credit Risk and Negative Conditions in the Global Financial Markets May Adversely Affect Our Financial Condition and Result of Operations. We have exposure to many different counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks and investment banks. Many of these transactions expose us to credit risk in the event of a default of our counterparties. We have policies relating to initial credit rating requirements and to exposure limits to counterparties (as described in Note 1 of Notes to Consolidated Financial Statements), which are designed to mitigate credit and liquidity risk. There can be no assurance, however, that any losses or impairments to the carrying value of our financial assets as a result of defaults by our counterparties, would not materially and adversely affect our business, financial position and results of operations.

Negative Conditions in the Global Credit Markets Have Impaired the Liquidity of a Portion of Our Investment Portfolio.  Our long-term investments consist of Aaa/A/AAA rated investments in auction rate securities that we originally purchased for $8.6 million. These auction rate securities consist of education loan revenue bonds. Auction rate securities are variable rate debt instruments whose interest rates are typically reset approximately every 7 to 35 days. On December 26, 2008, and in prior auction periods beginning in February 2008, the auction process for these securities failed. Prior to the failure of the auction process, we had classified these investments as short-term but are now reporting them as long-term due to the fact that the underlying securities generally have longer dated contractual maturities which are in excess of the guidelines provided for in our corporate investment policy. The auction rate securities are classified as available-for-sale. At December 31, 2008, we reported these long-term investments at their estimated fair market value of $7.0 million. In November 2008, we accepted the UBS Auction Rate Securities Rights (“the Rights”) agreement offered by UBS as a liquidity alternative to the failed auction process. This Rights agreement is related to the auction rates securities discussed above. The Rights agreement is a nontransferable right to sell our auction rate securities, at par value, back to UBS at any time during the period June 30, 2010, through July 2, 2012. At December 31, 2008, we reported the Rights agreement at its estimated fair market value of $1.6 million. We continue to have the ability to hold the debt instruments to their ultimate maturity and have not made a determination as to whether we will exercise our right under the Rights agreement described above. As such, we have recorded the unrealized loss related to the auction rate securities and the unrealized gain related to the Rights agreement as a component of other income (expense), in our Consolidated Statements of Income. The estimated fair market value of the Rights agreement is also included as a component of our long-term investments. The estimated fair market value of both the auction rate securities and the Rights agreement was determined using significant unobservable inputs (Level 3) as prescribed by Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements. The debt instruments underlying the auction rate securities have redemption features which call for redemption at 100% of par value and had a minimum rating of Aaa/A/AAA at December 31, 2008. Both of these factors, along with current credit curves for like securities, and discount factors to account for the illiquidity of the market for these securities were considered in determining the fair market value of the auction rate securities as well as our corresponding Rights agreement at December 31, 2008. (See Note 3 of Notes to Consolidated Financial Statements for additional discussion).

We do not consider these investments as liquid in the short-term and therefore continued to classify them as long-term investments at December 31, 2008. The auction rate market is not expected to provide liquidity for these securities in the foreseeable future. Should we need or desire to access the funds invested in those securities prior to their maturity or prior to our exercise period under the Rights agreement discussed above, we may be unable to find a buyer in a secondary market outside the auction process or if a buyer in a secondary market is found, we would likely realize a loss.

We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results.  We established an operating budget for 2009. Our budgets are established based on the estimated revenue from forecasted sales of our products which are based on economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. Any future decreased demand for our products could result in decreased revenue and could require us to revise our budget and reduce expenditures. Exceeding our established operating budget or failing to reduce expenditures in response to any decrease in revenue could have a material adverse effect on our operating results. Our spending could exceed our budgets due to a number of factors, including:

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

Our Business is Dependent on Key Suppliers. Our manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these components are available through sole or limited sources. Sole source components purchased include custom application specific integrated circuits (“ASICs”), chassis and other components. We have in the past experienced delays and quality problems in connection with sole source components, and there can be no assurance that these problems will not recur in the future. Accordingly, our failure to receive sole source components from suppliers could result in a material adverse effect on our revenues and operating results. In the event that any of our key suppliers experience significant financial or operational difficulties due to adverse global economic conditions or otherwise, our business and operating results would likely be adversely impacted until we are able to secure another source for the required materials.

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

During the three months ended December 31, 2008, the U.S. dollar experienced general strengthening against most major currencies compared to the three months ended December 31, 2007. This caused our consolidated sales to decrease by 1% in the fourth quarter of 2008 compared to the fourth quarter of 2007. For the year ended December 31, 2008, the U.S. dollar was generally weaker against most major currencies which had the effect of increasing our consolidated sales by 4% compared to the year ended December 31, 2007. If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins.

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

Our Revenues are Subject to Seasonal Variations.  In recent years, our revenues have been characterized by seasonality, with revenues typically growing from the first quarter to the second quarter, being relatively constant from the second quarter to the third quarter, growing in the fourth quarter compared to the third quarter and declining from the fourth quarter of the current year to the first quarter of the following year. This historical trend has been affected and may continue to be affected in the future by declines in the global industrial economy, the economic impact of larger orders as well as the timing of new product introductions and/or acquisitions, if any. During the fourth quarter of 2008, we experienced a sequential decline in revenue from the third quarter of 2008 due to the severe contraction in the global industrial economy, which is contrary to the typical seasonality described above. Our first quarter of 2009 may also have a sequential revenue decline from the fourth quarter of 2008, greater than what has occurred in the past. We cannot predict when or if we will return to our typical historical revenue pattern. We believe the historical pattern of seasonality of our revenue results from the international mix of our revenue and the variability of the budgeting and purchasing cycles of our customers throughout each international region. In addition, our total operating expenses have in the past tended to increase in each successive quarter and have fluctuated as a percentage of revenue based on the seasonality of our revenue. In 2009, we plan to sustain our strategic investments in research and development and field sales while limiting expense growth elsewhere.

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

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

•	new product introductions by competitors;
•	product pricing;
•	the impact of foreign exchange rates on product pricing;
•	quality and performance;
•	success in developing new products;
•	adequate manufacturing capacity and supply of components and materials;
•	efficiency of manufacturing operations;
•	effectiveness of sales and marketing resources and strategies;
•	strategic relationships with other suppliers;
•	timing of our new product introductions;
•	protection of our products by effective use of intellectual property laws;
•	the outcome of any material intellectual property litigation;
•	general market and economic conditions; and,
•	government actions throughout the world.

There can be no assurance that we will be able to compete successfully in the future.

We Rely on Management Information Systems and any Disruptions in Our Systems Would Adversely Affect Us.  We rely on a primary global center for our management information systems and on multiple systems in branches not covered by our global center. As with any information system, unforeseen issues may arise that could affect our ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that our global center for information systems could experience a complete or partial shutdown. If such a shutdown occurred, it could impact our product shipments and revenues, as order processing and product distribution are heavily dependent on our management information systems. Accordingly, our operating results in such periods would be adversely impacted. We are continually working to maintain reliable systems to control costs and improve our ability to deliver our products in our markets worldwide. No assurance can be given that our efforts will be successful.

During 2008, we continued to devote resources to the enhancement of systems to support the shipment of products from our manufacturing facility and warehouse in Hungary directly to customers worldwide, and to the continued development of our web offerings. There can be no assurance that we will not experience difficulties with these new systems. Difficulties with these new systems may interrupt our normal operations, including our ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. Any disruption occurring with these systems may have a material adverse effect on our operating results. We plan to continue to devote resources to the systems that support shipment of product from our manufacturing facility and warehouse in Hungary directly to our customers worldwide, and to the continued development of our web offerings during 2009. Any failure to successfully implement these initiatives could have a material adverse effect on our operating results.

We are Subject to Risks Associated with Our Centralization of Inventory and Distribution.  Currently, shipments to our customers worldwide are primarily sourced from our warehouse facility in Debrecen, Hungary. Shipments to almost all customers in the Americas were previously sourced from our warehouse in Austin, Texas. In July 2007, our Austin distribution operations were transferred to Debrecen, Hungary, and in October 2007, our Japanese distribution operations were also transferred to Debrecen, Hungary. Shipments to some of our customers in Asia are currently made either out of local inventory managed by our branch operations in various Asian countries or from a centralized distribution point in Singapore. We will continue to devote resources to centralizing our distribution to a limited number of shipping points. Our planned centralization of inventory and distribution from a limited number of shipping points is subject to inherent risks, including:

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

A Substantial Majority of Our Manufacturing Capacity is Located in Hungary. Our Hungarian manufacturing and warehouse facility sources a substantial majority of our sales. During 2008, we continued to enhance the systems and processes that support the direct shipment of product orders to our customers worldwide from our manufacturing facility in Hungary. In order to enable timely shipment of products to our customers we also maintain the vast majority of our inventory at our Hungary warehouse facility. In addition to being subject to the risks of maintaining such a concentration of manufacturing capacity and global inventory, this facility and its operation are also subject to risks associated with doing business internationally, including:

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

In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, including those based in or from countries where practices which violate such U.S. laws may be customary, will not take actions in violation of our policies. Any violation of foreign or U.S. laws by our employees, contractors or agents, even if such violation is prohibited by our policies, could have a material adverse effect on our business. We must also comply with various import and export regulations. The application of these various regulations depends on the classification of our products which can change over time as such regulations are modified or interpreted. As a result, even if we are currently in compliance with applicable regulations, there can be no assurance that we will not have to incur additional costs or take additional compliance actions in the future. Failure to comply with these regulations could result in fines and/or termination of import and export privileges, which could have a material adverse effect on our operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by our international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Net of hedging results, the change in exchange rates had the effect of increasing our consolidated sales by 4% in the year ended December 31, 2008 compared to the year ended December 31, 2007. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing our operating expenses by $15.1 million over these same periods. Currently, we are experiencing significant volatility in foreign currency exchange rates in many of the markets in which we do business. This has had a significant impact on the revaluation of our foreign currency denominated firm commitments and on our ability to forecast U.S. dollar equivalent revenues and expenses. In the past, these dynamics have also adversely affected our revenue growth in international markets and will likely pose similar challenges in the future.

Our Income Tax Rate is Affected by Tax Benefits in Hungary.  As a result of certain foreign investment incentives available under Hungarian law, the profit from our Hungarian operation was subject to a reduced income tax rate. This special tax status terminated on January 1, 2008, with the merger of our Hungarian manufacturing operations with its Hungarian parent company. The tax position of our Hungarian operation continues to benefit from assets created by the restructuring of our operations in Hungary. These benefits may not be available in the future due to changes in Hungary’s political condition and/or tax laws. The reduction or elimination of these tax benefits in Hungary or future changes in U.S. law pertaining to taxation of foreign earnings could result in an increase in our future effective income tax rate, which could have a material adverse effect on our operating results.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-K contains our managements’ certification of adequate disclosure controls and procedures as of December 31, 2008. This report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. This Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

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

As of December 31, 2008, we also leased a number of sales and support offices in the United States and various countries throughout the world. Our facilities are currently being utilized below maximum capacity to allow for future headcount growth and design/construction cycles, as needed. We believe our existing facilities are adequate to meet our current requirements.

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

An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court's decision of June 23, 2003, (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks’ declaratory judgment complaint, denying MathWorks’ claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks’ modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court's denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. On November 22, 2006, the District Court lifted the stay. The case schedule has yet to be set in this action. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. In the fourth quarter of 2006, we accrued an additional $600,000 related to this contingency. There were not any charges against this accrual during the three months ended December 31, 2008. For the year ended December 31, 2008, we charged a total of $7,500 against this accrual. To date, we have charged a cumulative total of $618,500 against this accrual.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.                      MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERSAND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, $0.01 par value, began trading on The NASDAQ Stock Market under the symbol NATI effective March 13, 1995. Prior to that date, there was no public market for our common stock. The high and low closing prices for our common stock, as reported by Nasdaq for the two most recent fiscal years, are as indicated in the following table.

	High	Low
2008
First Quarter 2008	$32.43	$24.55
Second Quarter 2008	32.32	25.97
Third Quarter 2008	35.15	26.26
Fourth Quarter 2008	28.41	20.50

2007
First Quarter 2007	$27.89	$25.25
Second Quarter 2007	32.71	25.24
Third Quarter 2007	34.45	30.07
Fourth Quarter 2007	35.06	30.76

At the close of business on February 23, 2009, there were approximately 487 holders of record of our common stock and approximately 26,460 shareholders of beneficial interest.

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

Our cash dividend payments for the two most recent fiscal years are indicated in the following table on a per share basis. The dividends were paid on the dates set forth below;

2008
March 3, 2008	$0.11
June 2, 2008	0.11
September 2, 2008	0.11
December 1, 2008	0.11

2007
March 5, 2007	$0.07
June 4, 2007	0.07
September 4, 2007	0.10
December 3, 2007	0.10

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

Performance Graph

The following graph compares the cumulative total return to stockholders of NI’s common stock from December 31, 2003 to December 31, 2008 to the cumulative return over such period of (i) Nasdaq Composite Index and (ii) Russell 2000 Index. The graph assumes that $100 was invested on December 31, 2003 in NI’s common stock and in each of the other two indices and the reinvestment of all dividends, if any. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program (1)
October 1, 2008 to October 31, 2008	68,297	$25.01	68,297	2,643,922
November 1, 2008 to November 30, 2008	1,682,013	$22.76	1,682,013	961,909
December 1, 2008 to December 31, 2008	238,817	$22.74	238,817	723,092
Total	1,989,127	$22.84	1,989,127

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

ITEM 6.                      SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, including the Notes to Consolidated Financial Statements contained in this Form 10-K. The information set forth below is not necessarily indicative of the results of our future operations. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statements of Income Data:
Net sales:
Americas	$355,878	$331,482	$317,780	$275,524	$243,651
Europe .	267,373	230,940	193,364	171,499	164,895
Asia Pacific	197,286	177,956	149,263	124,818	105,542
Consolidated net sales	820,537	740,378	660,407	571,841	514,088
Cost of sales	207,109	185,267	173,348	151,939	137,992
Gross profit	613,428	555,111	487,059	419,902	376,096
Operating expenses:
Sales and marketing	307,409	264,060	232,050	208,650	186,208
Research and development	143,140	126,515	113,095	87,841	84,692
General and administrative	67,162	62,445	54,192	45,199	42,500
Total operating expenses	517,711	453,020	399,337	341,690	313,400
Operating income	95,717	102,091	87,722	78,212	62,696
Other income (expense):
Interest income	5,996	9,822	6,847	3,758	2,905
Net foreign exchange gain (loss)	(3,737)	1,672	740	(1,566)	1,287
Other income (expense), net	161	(158)	(7)	276	(2,075)
Income before income taxes	98,137	113,427	95,302	80,680	64,813
Provision for income taxes	13,310	6,394	22,594	19,163	16,203
Net income	$84,827	$107,033	$72,708	$61,517	$48,610

Basic earnings per share	$1.08	$1.35	$0.91	$0.78	$0.62

Weighted average shares outstanding - basic	78,567	79,468	79,519	78,552	78,680

Diluted earnings per share	$1.07	$1.32	$0.89	$0.76	$0.59

Weighted average shares outstanding - diluted	79,515	81,043	81,519	80,910	82,096

Cash dividends paid per common share	$0.44	$0.34	$0.24	$0.20	$0.18

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$229,400	$194,839	$100,287	$55,864	$76,216
Short-term investments	6,220	93,838	150,190	119,846	150,392
Working capital	398,292	419,874	379,733	274,686	309,635
Total assets	832,591	818,812	721,220	608,336	582,093
Long-term debt, net of current portion	—	—	—	—	—
Total stockholders’ equity	664,438	661,086	596,682	503,850	486,449

Beginning with this Form 10-K, we are separately reporting software maintenance revenue and cost of software maintenance revenue in our Consolidated Statements of Income. We have added this disclosure due to the increasing percentage of our revenue coming from software maintenance. As part of this expanded disclosure, some technical support costs previously reported as a component of sales and marketing expense are now reported as cost of software maintenance. This change has had no impact on our operating income, net income or earnings per share. All amounts shown above have been reclassified to conform to this new presentation. The effect of these changes for the years 2007, 2006, 2005 and 2004 are as follows:

	2007	2006	2005	2004
Cost of sales as previously reported	$182,189	$170,326	$149,309	$135,473
Technical support costs previously reported as sales and marketing	3,078	3,022	2,630	2,519
Cost of sales adjusted for reclassification	$185,267	$173,348	$151,939	$137,992

Sales and marketing as previously reported	$267,138	$235,072	$211,280	$188,727
Technical support costs previously reported as sales and marketing	(3,078)	(3,022)	(2,630)	(2,519)
Sales and marketing adjusted for reclassification	$264,060	$232,050	$208,650	$186,208

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS

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

Overview

National Instruments Corporation (“we” or “our”) is a leading supplier of measurement and automation products that engineers and scientists use in a wide range of industries. These industries comprise a large and diverse market for design, control and test applications. We provide flexible application software and modular, multifunctional hardware that users combine with industry-standard computers, networks and third party devices to create measurement, automation and embedded systems, which we also refer to as “virtual instruments”. Our approach gives customers the ability to quickly and cost-effectively design, prototype and deploy unique custom-defined solutions for their design, control and test application needs. We sell to a large number of customers in a wide variety of industries. No single customer accounted for more than 3% of our sales in 2008, 2007 or 2006.

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

Leveraging external and internal technology:

Our product strategy is to provide superior products by leveraging generally available technology, supporting open architectures on multiple platforms and by leveraging our core technologies such as custom application specific integrated circuits (“ASICs”) across multiple products.

We sell into test and measurement (“T&M”) and industrial/embedded applications in a broad range of industries and as such are subject to the economic and industry forces which drive those markets. It has been our experience that the performance of these industries and our performance is impacted by general trends in industrial production for the global economy and by the specific performance of certain vertical markets that are intensive consumers of measurement technologies. Examples of these markets are semiconductor capital equipment, telecom, defense, aerospace, automotive and others. In assessing our business, we consider the trends in the Global Purchasing Managers Index (“PMI”) published by JP Morgan, global industrial production as well as industry reports on the specific vertical industries that we target. The global industrial economy is currently in a recession. Many economists and other experts are predicting that this recession in the U.S. and global economies will likely continue through the remainder of 2009 and possibly beyond. We are unable to predict how long this recession will last. We expect our business to continue to be adversely impacted by this downturn in the U.S. or global economies.

We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the United States and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 57%, 55%, and 52% of our revenues in 2008, 2007 and 2006, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 12 of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and identifiable assets).

We manufacture a substantial majority of our products at our facilities in Debrecen, Hungary. Additional production primarily of low volume or newly introduced products is done in Austin, Texas. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. We manufacture most of the electronic circuit card assemblies, and modules in-house, although subcontractors are used from time to time. We use subcontractors in Asia to manufacture a significant portion of our chassis. We manufacture some of our electronic cable assemblies in-house, but many assemblies are produced by subcontractors. We primarily subcontract our software duplication, our technical manuals and product support documentation.

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

We have been profitable in every year since 1990. However, there can be no assurance that our net sales will grow or that we will remain profitable in future periods. Our operating results fluctuate from period to period due to changes in global economic conditions and a number of other factors. As a result, we believe historical results of operations should not be relied upon as indications of future performance.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Years Ended December 31,
	2008	2007	2006
Net sales:
Americas	43.4%	44.8%	48.1%
Europe	32.6	31.2	29.3
Asia Pacific	24.0	24.0	22.6
Consolidated net sales	100.0	100.0	100.0
Cost of sales	25.2	25.0	26.2
Gross profit	74.8	75.0	73.8
Operating expenses:
Sales and marketing	37.5	35.7	35.2
Research and development	17.4	17.1	17.1
General and administrative	8.2	8.4	8.2
Total operating expenses	63.1	61.2	60.5
Operating income	11.7	13.8	13.3
Other income (expense):
Interest income	0.7	1.3	1.0
Net foreign exchange gain (loss)	(0.5)	0.2	0.1
Other income (expense), net	—	—	—
Income before income taxes	11.9	15.3	14.4
Provision for income taxes	1.6	0.8	3.4
Net income	10.3%	14.5%	11.0%

Beginning with this Form 10-K, we are separately reporting software maintenance revenue and cost of software maintenance revenue in our Consolidated Statements of Income. We have added this disclosure due to the increasing percentage of our revenue coming from software maintenance. As part of this expanded disclosure, some technical support costs previously reported as a component of sales and marketing expense are now reported as cost of software maintenance. This change has had no impact on our operating income, net income or earnings per share. All amounts shown above have been reclassified to conform to this new presentation, the effect of these changes for the years 2007 and 2006 are as follows:

	2007	2006
Cost of sales as previously reported	24.6%	25.8%
Technical support costs previously reported as sales and marketing	0.4	0.4
Cost of sales adjusted for reclassification	25.0%	26.2%

Sales and marketing as previously reported	36.1%	35.6%
Technical support costs previously reported as sales and marketing	(0.4)	(0.4)
Sales and marketing adjusted for reclassification	35.7%	35.2%

Net Sales.  Consolidated net sales were $820.5 million, $740.4 million and $660.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, an increase of 11% in 2008 over 2007 following an increase in 2007 of 12% from the level achieved in 2006. The increase in 2008 can primarily be attributed to volume growth in the areas of modular instruments, particularly RF test products, PXI, software and CompactRIO which performed very well in light of the industry contraction. The increases in these areas were offset by declines in revenue from instrument control products which are the most sensitive to downturns in the Global PMI. For 2007, the increase in revenue compared to 2006, can primarily be attributed to increased market acceptance of our virtual instrumentation and graphical system design products, which constitute the vast majority of our product portfolios as well as the introduction of new and upgraded products in all regions.

Sales in the Americas were $355.9 million, $331.5 million and $317.8 million for the years ended December 31, 2008, 2007 and 2006, respectively, an increase of 7% in 2008 over 2007 following an increase in 2007 of 4% from the level achieved in 2006. Sales outside of the Americas, as a percentage of consolidated sales, increased to 57% in 2008 from 55% and 52% in 2007 and 2006, respectively, primarily as a result of faster sales growth outside of the Americas. Sales in Europe were $267.4 million, $230.9 million and $193.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, an increase of 16% in 2008 over 2007 following an increase in 2007 of 19% from the level achieved in 2006. Sales in Asia were $197.3 million, $178.0 million and $149.3 million for the years ended December 31, 2008, 2007 and 2006, respectively, an increase of 11% in 2008 over 2007 following an increase in 2007 of 19% from the level achieved in 2006. We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

Almost all sales made by our direct sales offices in the Americas, outside of the United States, in Europe and in Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. For 2008, net of hedging results, the change in exchange rates had the effect of increasing our consolidated sales by $33.8 million or 4%, increasing Americas sales by $1.7 million or 0.5%, increasing European sales by $27.8 million or 12%, and increasing sales in Asia Pacific by $4.3 million or 2% compared to 2007. For 2007, net of hedging results, the change in exchange rates had the effect of increasing our consolidated sales by $19.5 million or 3%, increasing Americas sales by $1.5 million or 0.5%, increasing European sales by $14.4 million or 9%, and increasing sales in Asia Pacific by $3.6 million or 2% compared to 2006.

Gross Profit.  As a percentage of sales, gross margin was 75% in 2008, 75% in 2007 and 74% in 2006. Gross margin remained flat in 2008 compared to 2007 primarily as a result of the net impact of the favorable impact of higher sales volume and improved product margins resulting from both price increases and cost reductions on certain products, offset by the impact of increased charges related to the amortization of acquisition related intangibles, and the impact of foreign currency exchange rates. For 2008, charges related to acquisition related intangibles increased to $3.6 million compared to $2.7 million in 2007. For 2008, the net impact of foreign currency exchange rates had the effect of increasing our cost of goods sold by $1.1 million or 4%. The higher margin in 2007 compared to 2006 is attributable to the net impact of favorable foreign currency exchange rates, the favorable impact of higher sales volume, improved product margins resulting from both price increases and cost reductions on certain products, offset by the unfavorable impact of increased stock-based compensation, and the unfavorable impact of costs incurred to transition our Austin, Texas distribution activities to Hungary.

Sales and Marketing.  Sales and marketing expenses were $307.4 million, $264.1 million and $232.1 million for the years ended December 31, 2008, 2007 and 2006, respectively, an increase of 16% in 2008 over 2007 following an increase in 2007 of 14% from the level achieved in 2006. As a percentage of net sales, sales and marketing expenses were 38%, 36% and 35% for 2008, 2007 and 2006, respectively. The increase in sales and marketing expense for 2008, both in absolute dollars and as a percentage of sales, was consistent with our plan to make additional investments in our field sales force during 2008. Approximately 65% of the increase can be attributed to the increase in sales and marketing personnel, increases in stock-based compensation and the increase in variable compensation from higher sales volume. In addition, during 2008, the net impact of foreign currency exchange rates had the effect of increasing our sales and marketing expense by $10 million or 3%. For 2007, approximately 68% of the increase in sales and marketing expense was attributable to an increase in sales and marketing personnel, increases in stock-based compensation and the increase in variable compensation from higher sales volume. We plan to continue to make additional investments in our field sales force in 2009. However, due to the dramatic downturn in the industrial economy during the last half of 2008 and due to the fact that we cannot anticipate when this downturn might ease, our field sales expansion during 2009 will likely be less than it was in 2008. We expect sales and marketing expenses in future periods to increase in absolute dollars, and to fluctuate as a percentage of sales based on recruiting, marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

Research and Development.  Research and development expenses were $143.1 million, $126.5 million and $113.1 million for the years ended December 31, 2008, 2007 and 2006, respectively, an increase of 13% in 2008 over 2007 following an increase in 2007 of 12% from the level achieved in 2006. As a percentage of net sales, research and development expenses were 17% for each of 2008, 2007 and 2006. The increase in research and development expenses in absolute dollars in 2008 was primarily due to increases in personnel costs from the hiring of additional product development engineers as well as increases related to stock-based compensation and is consistent with our plan to continue to grow our research and development capacity in line with the overall revenue growth of the company. During 2008, we had a net increase of 109 people in our worldwide R&D group. In addition, during 2008, the net impact of foreign currency exchange rates had the effect of increasing our research and development expense by $2.7 million or 2%. The increase in research and development expenses in absolute dollars in 2007 compared to 2006 was primarily due to increases in personnel costs from the hiring of additional product development engineers as well as increases related to stock-based compensation. During 2007, we had a net increase of 184 people in our worldwide R&D group. We plan to continue to make additional investments in our research and development group in 2009. However, due to the dramatic downturn in the industrial economy during the last half of 2008 and due to the fact that we cannot anticipate when this downturn might ease, our research and development expansion during 2009 will likely be less than it was in 2008.

We capitalize software development costs in accordance with SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. We amortize such costs over the related product’s estimated economic life, generally three years, beginning when a product becomes available for general release. Software amortization expense included in cost of goods sold totaled $10.3 million, $8.9 million and $9.1 million during 2008, 2007 and 2006, respectively. Internally developed software costs capitalized during 2008, 2007 and 2006 were $9.5 million, $8.3 million and $7.4 million, respectively. (See Note 6 of Notes to Consolidated Financial Statements for a description of intangibles).

General and Administrative.  General and administrative expenses were $67.2 million, $62.4 million and $54.2 million for the years ended December 31, 2008, 2007 and 2006, respectively, an increase of 8% in 2008 over 2007 following an increase in 2007 of 15% from the level achieved in 2006. As a percentage of net sales, general and administrative expenses were 8% for each of 2008, 2007 and 2006. During 2008, the increase in absolute dollars compared to 2007 can primarily be attributed to the net impact of foreign currency exchange rates which had the effect of increasing our general and administrative expense by $2.4 million or 4%. In 2007, the increase in general and administrative expenses was primarily attributable to increases in personnel costs due to the increase in general and administrative personnel and increases in stock-based compensation as well as severance and lease termination costs incurred as a result of the restructuring of our Dublin, Ireland operations. We expect that general and administrative expenses in future periods will fluctuate in absolute dollars and as a percentage of revenue.

Interest Income. Interest income was $6.0 million, $9.8 million and $6.8 million for the years ended December 31, 2008, 2007 and 2006, respectively, a decrease of 39% in 2008 over 2007 following an increase in 2007 of 44% from the level achieved in 2006. The decrease in 2008 compared to 2007 is attributable to a decrease in invested funds as well as to the rapid rate of decrease in interest rates during the second half of 2008. The increase in interest income in 2007 compared to 2006 was primarily driven by an increase in invested funds. The primary source of interest income is from the investment of our cash and short-term and long-term investments.

Net Foreign Exchange Gain (Loss). Net foreign exchange gain (loss) was ($3.7) million, $1.7 million and $0.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in countries where our functional currency is not the U.S. dollar. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net receivable positions to protect against the reduction in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivables and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item net foreign exchange gain (loss).

To protect against the change in the value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales and expenses over the next one to two years, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue and forecasted expenses denominated in foreign currencies with forward and option contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. For option contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the option contracts net of the premium paid designated as hedges. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” We purchase foreign currency forward and option contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, British pound sterling and Hungarian forint) and limit the duration of these contracts to 40 months or less. As a result, our hedging activities only partially address our risks from foreign currency transactions, and there can be no assurance that this strategy will be successful. We do not invest in contracts for speculative purposes. (See Note 11 of Notes to Consolidated Financial Statements for a description of our forward and purchased option contracts and hedged positions). Our hedging strategy reduced our foreign exchange losses by $1.2 million in 2008 and reduced our foreign exchange gains by $1.1 million in 2007.

Provision for Income Taxes.  Our provision for income taxes reflected an effective tax rate of 14%, 6% and 24% for the years ended December 31, 2008, 2007 and 2006, respectively. For 2008, our effective tax rate is lower than the U.S. federal statutory rate of 35% primarily as a result of the research credit, reduced tax rates in certain foreign jurisdictions, the partial release of a deferred tax asset valuation allowance, and a decrease in uncertain tax positions. For 2007, our effective tax rate was lower than the U.S. federal statutory rate of 35% primarily as a result of the research credit, reduced tax rates in certain foreign jurisdictions, tax exempt interest and the partial release of a deferred tax asset valuation allowance. For 2006, our effective tax rate was lower than the U.S. federal statutory rate of 35% primarily as a result of the research credit, reduced tax rates in foreign jurisdictions and tax exempt interest. The increase in our effective tax rate in 2008 compared to 2007 is primarily due to the fact that the partial release of the valuation allowance in 2008 was $8.7 million compared to $18.3 million in 2007. The partial release of the valuation allowance has the effect of decreasing our effective tax rate in the period in which it is released. The decrease in our effective tax rate in 2007 compared to 2006 was due to increased profits in foreign jurisdictions with reduced income tax rates and the partial release of a valuation allowance on deferred tax assets recorded as a result of the restructuring of our manufacturing operation in Hungary.

In October 2008, the U.S. President signed into law the Emergency Economic Stabilization Act of 2008, which extended the research credit for two years with effect from January 1, 2008. The effects of this new legislation is included in our income for the period that includes the enactment date in accordance with SFAS 109, Accounting for Income Taxes.

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents, Short-term Investments and Long-term Investments.  The following table presents our working capital, cash and cash equivalents and marketable securities (in thousands):

	December 31, 2008	December 31, 2007	Increase/ (Decrease)

Working capital	$398,292	$419,874	$(21,582)
Cash and cash equivalents (1)	229,400	194,839	34,561
Short-term investments (1)	6,220	93,838	(87,618)
Long-term investments	10,500	—	10,500
Total cash, cash equivalents, short and long-term investments	$246,120	$288,677	$(42,557)

(1)         Included in working capital

Our working capital and short-term investments decreased by $21.6 million and $87.6 million, respectively, in 2008 compared to 2007 primarily due to repurchases of shares of our common stock, dividend payments, capital expenditures and net cash paid for acquisitions, offset in part by cash provided by operations.

Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our cash and investments that are located outside of the U.S. are denominated in the U.S. dollar. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. In some countries repatriation of certain foreign balances is restricted by local laws. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

Cash Provided and (Used) in 2008 and 2007.  Cash and cash equivalents increased to $229.4 million at December 31, 2008 from $194.8 million at December 31, 2007 as a result of the net effect of cash provided by operating activities, cash provided by investing activities and cash used in financing activities. The following table summarizes the proceeds and (uses) of cash (in thousands):

	December 31,
	2008	2007
Cash provided by operating activities	$121,818	$147,372
Cash provided by investing activities	18,756	14,536
Cash (used in) investing activities	(106,013)	(67,356)
Net increase in cash equivalents	34,561	94,552
Cash and cash equivalents at beginning of year	194,839	100,287
Cash and cash equivalents at end of year	$229,400	$194,839

Our operating activities provided $121.8 million and $147.4 million for the years ended December 31, 2008 and 2007, respectively, a 17% decrease in 2008 compared to 2007. In 2008, cash provided by operating activities was primarily the result of $84.8 million in net income and $51.3 million in net non-cash operating expenses which primarily consisted of depreciation and amortization, stock-based compensation, and benefits from deferred income taxes, offset in part by $14.3 million in net cash used by changes in operating assets and liabilities, principally a $24.6 million increase in inventory. In 2007, cash provided by operating activities was primarily the result of $107.0 million in net income and $34.4 million in net non-cash operating expenses which primarily consisted of depreciation and amortization, stock-based compensation, and benefits from deferred income taxes, as well as $5.9 million in net cash provided by changes in operating assets and liabilities, principally a decrease in taxes and other liabilities of $19.7 million.

Accounts receivable decreased to $121.5 million at December 31, 2008 from $131.3 million at December 31, 2007, as a result of lower sales levels in the fourth quarter of 2008 compared to the fourth quarter of 2007 as well as a decrease in days sales outstanding to 57 days at December 31, 2008 compared to 61 days at December 31, 2007. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may face issues gaining access to sufficient funding or credit.

Consolidated inventory balances increased to $107.4 million at December 31, 2008 from $82.7 million at December 31, 2007. Inventory turns decreased to 2.1 per year for 2008 compared to 2.3 per year for 2007. The increase in inventory in 2008 was driven primarily by increased production in anticipation of high demand levels during the fourth quarter of 2008 which did not materialize as a result of the sharp drop in the global industrial economy during the last quarter of 2008. Our inventory levels will continue to be determined based upon our anticipated demand for products and our need to keep sufficient inventory on hand to meet our customers’ demands. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels. In the near future, we will likely work towards reducing our inventory from the balance at December 31, 2008, due to the continued slowdown in the industrial economy. Rapid changes in industrial demand could have a significant impact on our inventory balances in the future.

Investing activities provided cash of $18.8 million in 2008, which was primarily the result of the net sale of $77.1 million of short-term investments, offset by the purchase of property and equipment of $25.8 million, a net cash payment of $17.3 million related to the acquisition of microLEX Systems ApS (see Note 15 of Notes to Consolidated Financial Statements), capitalization of internally developed software of $9.5 million and the acquisition of other intangibles of $3.0 million. Investing activities provided cash of $14.5 million in 2007, which was primarily the result of the net sale of $56.4 million of short-term investments, offset by the purchase of property and equipment of $24.9 million, capitalization of internally developed software of $8.3 million and the acquisition of other intangibles of $6.4 million.

Financing activities used $106.0 million in 2008, which was primarily the result of $103.6 million used to repurchase our common stock and $34.7 million used to pay dividends to our shareholders, offset by $31.2 million received as a result of the issuance of our common stock from the exercise of stock options and our employee stock purchase plan. Financing activities used $67.4 million in 2007, which was primarily the result of $79.7 million used to repurchase our common stock and $27.1 million used to pay dividends to our shareholders, offset by $36.5 million received as a result of the issuance of our common stock from the exercise of stock options and our employee stock purchase plan.

From time to time our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. Under such programs, we repurchased a total of 4,110,042, 2,730,125 and 607,910 shares of our common stock at weighted average prices of $25.22, $29.20 and $27.16 per share, in the years ended December 31, 2008, 2007 and 2006, respectively.

On April 25, 2008, our Board of Directors authorized our current program to repurchase up to 3.0 million shares of our common stock. At December 31, 2008, there were 723,092 shares remaining for repurchases under this program. On January 23, 2009, our Board of Directors approved a new share repurchase program which increased the aggregate number of shares of common stock that we are authorized to repurchase up to 3.0 million shares. Our repurchase plan does not have an expiration date.

The average price of our common stock decreased during the second half of 2008 compared to the previous year, and as a result, fewer stock options were exercised by employees, and we received reduced proceeds from the exercise of stock options in 2008. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control, and in the future we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, it is now our practice to issue restricted stock units and not stock options to eligible employees which will reduce the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to us.

Contractual Cash Obligations.  The following summarizes our contractual cash obligations as of December 31, 2008 (in thousands):

	Payments Due by Period
	Total	2009	2010	2011	2012	2013	Beyond

Long-term debt	$—	$—	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—	—	—
Operating leases	50,252	12,394	11,199	7,312	5,064	3,229	11,054
Other long-term obligations	—	—	—	—	—	—	—

Total contractual cash obligations	$50,252	$12,394	$11,199	$7,312	$5,064	$3,229	$11,054

The following summarizes our other commercial commitments as of December 31, 2008 (in thousands):

	Total	2009	2010	2011	2012	2013	Beyond

Guarantees	$2,403	$2,403	$—	$—	$—	$—	$—
Purchase obligations	8,379	8,379	—	—	—	—	—

Total commercial commitments	$10,782	$10,782	$—	$—	$—	$—	$—

We have commitments under non-cancelable operating leases primarily for office facilities throughout the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. As of December 31, 2008, we have non-cancelable operating lease obligations of approximately $50.3 million compared to $25.5 million at December 31, 2007. Rent expense under operating leases was $11.7 million, $10.2 million and $8.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. As of December 31, 2008, we have non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $8.4 million over the next twelve months. At December 31, 2007, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $8.3 million.

Guarantees are related to payments of customs and foreign grants. As of December 31, 2008, we have outstanding guarantees for payment of customs and foreign grants totaling approximately $2.4 million. As of December 31, 2007, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $4.7 million.

Off-Balance Sheet Arrangements. We do not have any debt or off-balance sheet debt. As of December 31, 2008, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Prospective Capital Needs.  We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, payment of dividends to our shareholders and repurchases of our common stock for at least the next 12 months. However, we may choose or be required to raise additional funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. Historically, we have not had to rely on debt, public or private, to fund our operating, financing or investing activities. We could also choose or be required to reduce certain expenditures, such as payments of dividends or repurchases of our common stock. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•
general economic and political conditions and specific conditions in the markets we address, including the continuing volatility in the industrial economy, current general economic volatility and trends in the industrial economy in various geographic regions in which we do business;

•
the inability of certain of our customers who depend on credit to have access to their traditional sources of credit to finance the purchase of products from us, particularly in the current global economic environment, which may lead them to reduce their level of purchases or to seek credit or other accommodations from us;

•	the overall levels of sales of our products and gross profit margins;
•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;
•	the market acceptance of our products;
•	repurchases of our common stock;
•	required levels of research and development and other operating costs;
•	litigation expenses, settlements and judgments;
•	the levels of inventory and accounts receivable that we maintain;
•	acquisitions of other businesses, assets, products or technologies;
•	royalties payable by or to us;
•	changes in our compensation policies;
•	capital improvements for new and existing facilities;
•	technological advances;
•	our competitors’ responses to our products and our anticipation of and responses to their products;
•	our relationships with suppliers and customers; and,
•	the level of exercises of stock options and stock purchases under our employee stock purchase plan.

In addition, we may require additional capital to accommodate planned future long-term growth, hiring, infrastructure and facility needs.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, SFAS 157 is amended by FSP FAS 157-1, Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which excludes from the scope of this provision arrangements accounted for under SFAS 13, Accounting for Leases. SFAS 157 is also amended by FSP FAS 157-2, Effective Date of FASB Statement 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. In October 2008, SFAS 157 was amended again by FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. We adopted SFAS 157 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial position or results of operations. We also adopted FSP 157-3 on September 30, 2008 as required and concluded it did not have a significant impact on our consolidated financial position or results of operations. (See Note 3 of Notes to Consolidated Financial Statements).

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

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be materially different from the estimates.

Our critical accounting policies are as follows:

•	Revenue recognition

We derive revenue primarily from the sale/licensing of integrated hardware and software solutions. Independent sales of application software licenses include post contract support services. In addition, training services are sold separately. The products and services are generally sold under standardized licensing and sales arrangements with payment terms ranging from net 30 days in the United States to net 30 days and up to net 90 days in some international markets. Approximately 85% of our product/license sales include both hardware and software in the customer arrangement, with a small percentage of sales including other services. We offer rights of return and standard warranties for product defects related to our products. The rights of return are generally for a period of up to 30 days after the delivery date. The standard warranties cover periods ranging from 90 days to three years. We do not enter into contracts requiring product acceptance from the customer.

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

When VSOE of fair value is available for the undelivered element of a multiple element arrangements, sales revenue is generally recognized on the date the product is shipped, using the residual method under SOP 97-2, with a portion of revenue recorded as deferred (unearned) due to applicable undelivered elements. Undelivered elements for our multiple element arrangements with a customer are generally restricted to post contract support and training and education. The amount of revenue allocated to these undelivered elements is based on the VSOE of fair value for those undelivered elements. Deferred revenue due to undelivered elements is recognized ratably on a straight-line basis over the service period or when the service is completed. When VSOE of fair value is not available for the undelivered element of a multiple element arrangement, sales revenue is generally recognized ratably, on a straight-line basis over the service period of the undelivered element, generally 12 months or when the service is completed in accordance with the subscription method under SOP 97-2. Deferred revenue at December 31, 2008 and 2007 was $45.5 million and $36.1 million, respectively.

The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether VSOE of fair value exists for those elements. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product’s estimated life cycle could materially impact the amount of our earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

•	Estimating allowances for sales returns

The preparation of financial statements requires that we make estimates and assumptions of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of our sales returns allowance. Significant judgments and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. A provision for estimated sales returns is made by reducing recorded revenue by the amount of the allowance. Accounts receivable is reported net of the allowance for sales returns. The allowance for sales returns was $1.8 million and $1.7 million at December 31, 2008 and 2007, respectively. Material differences may result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates or if actual results varied materially from our estimates.

•	Estimating allowances, specifically the allowance for doubtful accounts and the adjustment for excess and obsolete inventories

The preparation of financial statements requires that we make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. In addition to estimating an allowance for sales returns, we must also make estimates about the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. Our allowance for doubtful accounts was $3.9 million and $3.9 million at December 31, 2008 and 2007, respectively. We also write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based on assumptions of future demand and market conditions. Our allowance for excess and obsolete inventories was $4.4 million and $4.2 million at December 31, 2008 and 2007, respectively. Significant judgments and estimates must be made and used in connection with establishing these allowances. Material differences may result in the amount and timing of our bad debt and inventory obsolescence if we made different judgments or utilized different estimates or if actual results varied materially from our estimates.

•	Accounting for costs of computer software

We capitalize costs related to the development and acquisition of certain software products. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Technological feasibility for our products is established when the product is available for beta release. Judgment is required in determining when technological feasibility of a product is established. Amortization is computed on an individual product basis for those products available for market and has been recognized based on the product’s estimated economic life, generally three years. At each balance sheet date, the unamortized costs are reviewed by management and reduced to net realized value when necessary. As of December 31, 2008, unamortized capitalized software development costs was $14.3 million.

•	Valuation of long-lived and intangible assets

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As we have one reporting segment, we allocate goodwill to one reporting unit for goodwill impairment testing. Factors considered important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;
•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•	significant negative industry or economic trends; and,
•	our market capitalization relative to net book value.

When it is determined that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate. As of December 31, 2008, we had net goodwill of approximately $64.6 million.

•	Accounting for income taxes

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

As a result of certain foreign investment incentives available under Hungarian law, the profit from our Hungarian operation was subject to a reduced income tax rate. This special tax status terminated on January 1, 2008, with the merger of our Hungary manufacturing operations with its Hungarian parent company. The tax position of our Hungarian operation continues to benefit from assets created by the restructuring of our operations in Hungary. We expect profit from our Hungarian operation in future periods to result in realization of a portion of these assets. Partial release of the valuation allowance on these assets resulted in income tax benefits of $8.7 million and $18.3 million for the years ended December 31, 2008 and 2007, respectively. These benefits may not be available in the future due to changes in Hungary’s political condition and/or tax laws. The reduction or elimination of these tax benefits in Hungary or future changes in U.S. law pertaining to taxation of foreign earnings could result in an increase in our future effective income tax rate, which could have a material adverse effect on our operating results.

•	Loss contingencies

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

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

Our international sales are subject to inherent risks, including fluctuations in local economies; fluctuations in foreign currencies relative to the U.S. dollar; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, we are subject to the risks associated with fluctuations in currency rates. During 2008, the U.S. dollar generally traded lower against other major currencies that impact our business. This had the effect of increasing our consolidated sales by 4% compared to 2007. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing our operating expenses by $15.1 million over the same period. Currently, we are experiencing significant volatility in foreign currency exchange rates in many of the markets in which we do business. This has had a significant impact on the revaluation of our foreign currency denominated firm commitments and on our ability to forecast U.S. dollar equivalent revenues and expenses. If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins. Our foreign currency hedging program includes both foreign currency forward and purchased option contracts to reduce the effect of exchange rate fluctuations. However, our hedging program will not eliminate all of our foreign exchange risks, particularly when market conditions experience the recent level of volatility. (See “Net Foreign Exchange Gain (Loss)” and Note 11 of Notes to Consolidated Financial Statements).

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

Cash, Cash Equivalents and Short-Term Investments

At December 31, 2008, we had $235.6 million in cash, cash equivalents and short-term investments. We maintain cash and cash equivalents with various financial institutions located in many countries throughout the world. Approximately $75 million or 32% of these amounts were held in domestic accounts with financial institutions and $161 million or 68% was held in accounts outside of the United States with financial institutions. Cash and cash equivalents consisted of $101 million or 44% of our cash and cash equivalents were held in cash in various operating accounts throughout the world, $73 million or 32% was held in time deposits which had original maturities of less than 90 days, $55 million or 24% was held in money market accounts. The most significant of our operating accounts was our domestic operating account which held approximately $15 million or 7% of our total cash and cash equivalents at a bank that carried an AAA rating at December 31, 2008. Our short-term investment balance of $6.2 million was held in our investment account in the United States. We maintain an investment portfolio of various types of security holdings and maturities. Pursuant to SFAS 157, Fair Value Measurements, cash equivalents and short-term investments available-for-sale are valued using a market approach (Level 1) based on the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets. The goal of our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the full investment of available funds. We place our cash investments in instruments that meet credit quality standards, as specified in our corporate investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. Other than our auction rate securities discussed below, at December 31, 2008, our cash equivalents and short-term investments carried ratings from the major credit rating agencies that were in accordance with our corporate investment policy. Our investment policy allows investments in the following; government and federal agency obligations, repurchase agreements (“Repos”), certificates of deposit and time deposits, corporate obligations, medium term notes and deposit notes, commercial paper including asset-backed commercial paper (“ABCP”), puttable bonds, general obligation and revenue bonds, money market funds, taxable commercial paper, corporate notes/bonds, municipal notes, municipal obligations, variable rate demand notes and tax exempt commercial paper. All such instruments must carry minimum ratings of A1/P1/F1, MIG1/VMIG1/SP1 and A2/A/A, as applicable, all of which are considered “investment grade”. Our investment policy for marketable securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months with at least 10% maturing in 90 days or less.

We account for our investments in debt and equity instruments under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities and Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”), SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of shareholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments in marketable securities at December 31, 2008 and 2007 was $6.2 million and $93.8 million, respectively. The decrease was primarily due to the net sale of $77.1 million of our short-term investments during 2008 primarily to fund the repurchase of shares of our common stock. We follow the guidance provided by FSP FAS 115-1 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income.

Long-Term Investments

Our long-term investments consist primarily of Aaa/A/AAA rated investments in auction rate securities that we originally purchased for $8.6 million. These auction rate securities consist of education loan revenue bonds. Auction rate securities are variable rate debt instruments whose interest rates are typically reset approximately every 7 to 35 days. On December 26, 2008, and in prior auction periods beginning in February 2008, the auction process for these securities failed. Prior to the failure of the auction process, we had classified these investments as short-term but are now reporting them as long-term due to the fact that the underlying securities generally have longer dated contractual maturities which are in excess of the guidelines provided for in our corporate investment policy. The auction rate securities are classified as available-for-sale. At December 31, 2008, we reported these long-term investments at their estimated fair market value of $7.0 million. In November 2008, we accepted the UBS Auction Rate Securities Rights (“the Rights”) agreement offered by UBS as a liquidity alternative to the failed auction process. This Rights agreement is related to the auction rates securities discussed above. The Rights agreement is a nontransferable right to sell our auction rate securities, at par value, back to UBS at any time during the period June 30, 2010, through July 2, 2012. At December 31, 2008, we reported the Rights agreement at its estimated fair market value of $1.6 million. We continue to have the ability to hold the debt instruments to their ultimate maturity and have not made a determination as to whether we will exercise our right under the Rights agreement described above. As such, we have recorded the unrealized loss related to the auction rate securities and the unrealized gain related to the Rights agreement as a component of other income (expense), in our Consolidated Statements of Income. The estimated fair market value of the Rights agreement is also included as a component of our long-term investments. The estimated fair market value of both the auction rate securities and the Rights agreement was determined using significant unobservable inputs (Level 3) as prescribed by SFAS 157, Fair Value Measurements. The debt instruments underlying the auction rate securities have redemption features which call for redemption at 100% of par value and had a minimum rating of Aaa/A/AAA at December 31, 2008. Both of these factors, along with current credit curves for like securities, and discount factors to account for the illiquidity of the market for these securities were considered in determining the fair market value of the auction rate securities as well as our corresponding Rights agreement at December 31, 2008. (See Note 3 of Notes to Consolidated Financial Statements for additional discussion).

We do not consider these investments as liquid in the short-term and therefore continued to classify them as long-term investments at December 31, 2008. The auction rate market is not expected to provide liquidity for these securities in the foreseeable future. Should we need or desire to access the funds invested in those securities prior to their maturity or prior to our exercise period under the Rights agreement discussed above, we may be unable to find a buyer in a secondary market outside the auction process or if a buyer in a secondary market is found, we would likely realize a loss.

Interest Rate Risk

Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax.

In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment of low or declining rates may negatively impact our investment income.

In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of December 31, 2008, a 100 basis point increase or decrease in interest rates across all maturities would result in a $673,000 increase or decrease in the fair market value of the portfolio. As of December 31, 2007, a similar 100 basis point shift in the yield curve would have resulted in a $972,000 increase or decrease in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is a other than temporary impairment.

Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of December 31, 2008 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

Current economic conditions have had widespread negative effects on the financial markets. Due to credit concerns and lack of liquidity in the short-term funding markets, we shifted a larger percentage of our portfolio to money market funds, U.S. Treasuries and time deposits during 2008. This has negatively impacted and will likely to continue to negatively impact our investment income, particularly if yields continue to decline or stay at low levels.

Exchange Rate Risk

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. The principal currencies hedged are the Euro, British pound, Japanese yen, Korean won and Hungarian forint. We monitor our foreign exchange exposures regularly to help ensure the overall effectiveness of our foreign currency hedge positions. Throughout 2008, we experienced significant volatility in foreign currency exchange rates in many of the markets in which we do business. Therefore, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at December 31, 2008 and 2007, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $30.6 million and $10.0 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 11 of Notes to Consolidated Financial Statements for further description of our derivative instruments and hedging activities at December 31, 2008 and 2007).

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-30 hereof.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the year ended December 31, 2008.

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

Management assessed our internal control over financial reporting as of December 31, 2008, which was the end of our fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2008, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ANDRELATED STOCKHOLDER MATTERS

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

1.      Financial Statements.

2.      Financial Statement Schedules.

None

3.      Exhibits.

Exhibit Number	Description

3.1(2)	Certificate of Incorporation, as amended, of the Company.

3.2(11)	Amended and Restated Bylaws of the Company.

3.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.

4.1(1)	Specimen of Common Stock certificate of the Company.

4.2(3)	Rights Agreement dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A.

10.1(1)	Form of Indemnification Agreement.

10.2(5)	1994 Incentive Plan, as amended.*

10.3(9)	1994 Employee Stock Purchase Plan.*

10.4(6)	Long-Term Incentive Program.*

10.5(7)	2005 Incentive Plan.*

10.6(8)	National Instruments Corporation Annual Incentive Program.*

10.7(12)	2008 Annual Incentive Program Goals and Awards for the Named Executive Oficers.*

10.8(10)	Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*

10.9(10)	Form of Restricted Stock Unit Award Agreement (Performance Vesting).*

10.10(10)	Form of Restricted Stock Unit Award Agreement (Current Employee).*

10.11(10)	Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.0	Power of Attorney (included on page 35).

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. 33-88386) declared effective March 13, 1995.

(2)	Incorporated by reference to the same-numbered exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(3)	Incorporated by reference to exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on January 28, 2004.

(4)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 8-K on April 27, 2004.

(5)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 10-Q on August 5, 2004.

(6)	Incorporated by reference to exhibit 99.1 filed with the Company's Current Report on Form 8-K filed on October 22, 2008.

(7)	Incorporated by reference to exhibit A of the Company's Proxy Statement dated and filed on April 4, 2005.

(8)	Incorporated by reference to exhibit 99.2 filed with the Company's Current Report on Form 8-K filed on October 22, 2008.

(9)	Incorporated by reference to exhibit 10.3 filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(10)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 10-Q on August 2, 2006.

(11)	Incorporated by reference to the same-numbered exhibit filed with the Company's AnnualReport on Form 10-K for the fiscal year ended December 31, 2007.

(12)	Incorporated by reference to exhibit 99.1 filed with the Company's Form 8-K filed on March 21, 2008.

*	Management Contract or Compensatory Plan or Arrangement.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

NATIONAL INSTRUMENTS CORPORATION

February 26, 2009	By:	/s/ Dr. James J. Truchard
Dr. James J. Truchard
Chairman of the Board and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. James J. Truchard and Alexander M. Davern, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Dr. James J. Truchard	Chairman of the Board and President (Principal Executive Officer)	February 26, 2009
Dr. James J. Truchard

/s/ Alex M. Davern	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2009
Alex M. Davern

/s/ Jeffrey L. Kodosky	Director	February 26, 2009
Jeffrey L. Kodosky

/s/ Dr. Donald M. Carlton	Director	February 26, 2009
Dr. Donald M. Carlton

/s/ Dr. Ben G. Streetman	Director	February 26, 2009
Dr. Ben G. Streetman

/s/ R. Gary Daniels	Director	February 26, 2009
R. Gary Daniels

/s/ Charles J. Roesslein	Director	February 26, 2009
Charles J. Roesslein

/s/ Duy-Loan T. Le	Director	February 26, 2009
Duy-Loan T. Le

/s/ John Medica	Director	February 26, 2009
John Medica

NATIONAL INSTRUMENTS CORPORATION

All schedules are omitted because they are not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of National Instruments Corporation:

We have audited National Instruments Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Instruments Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, National Instruments Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Instruments Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
February 23, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of National Instruments Corporation:

We have audited the accompanying consolidated balance sheets of National Instruments Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Instruments Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 8 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standard Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Instruments Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
February 23, 2009

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2008	2007
Assets

Current assets:
Cash and cash equivalents	$229,400	$194,839
Short-term investments	6,220	93,838
Accounts receivable, net	121,548	131,282
Inventories, net	107,358	82,675
Prepaid expenses and other current assets	43,062	27,815
Deferred income taxes, net	21,435	14,761
Total current assets	529,023	545,210
Long-term investments	10,500	—
Property and equipment, net	154,477	151,462
Goodwill, net	64,561	54,111
Intangible assets, net	41,915	40,357
Other long-term assets	32,115	27,672
Total assets	$832,591	$818,812

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$30,876	$36,187
Accrued compensation	22,012	25,778
Deferred revenue	45,514	36,091
Accrued expenses and other liabilities	18,848	10,437
Other taxes payable	13,481	16,843
Total current liabilities	130,731	125,336
Deferred income taxes	25,157	21,221
Other long-term liabilities	12,265	11,169
Total liabilities	168,153	157,726
Commitments and contingencies
Stockholders’ equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 180,000,000 shares authorized; 77,193,063 and 79,405,359 shares issued and outstanding, respectively	772	794
Additional paid-in capital	39,673	89,809
Retained earnings	613,510	563,418
Accumulated other comprehensive income	10,483	7,065
Total stockholders’ equity	664,438	661,086
Total liabilities and stockholders’ equity	$832,591	$818,812

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Years Ended December 31,
	2008	2007	2006
Net sales:
Product	$765,441	$701,589	$623,453
Software maintenance	55,096	38,789	36,954
Total net sales	820,537	740,378	660,407
Cost of sales:
Product	201,064	180,556	168,770
Software maintenance	6,045	4,711	4,578
Total cost of sales	207,109	185,267	173,348

Gross profit	613,428	555,111	487,059

Operating expenses:
Sales and marketing	307,409	264,060	232,050
Research and development	143,140	126,515	113,095
General and administrative	67,162	62,445	54,192
Total operating expenses	517,711	453,020	399,337

Operating income	95,717	102,091	87,722

Other income (expense):
Interest income	5,996	9,822	6,847
Net foreign exchange gain (loss)	(3,737)	1,672	740
Other income (expense), net	161	(158)	(7)
Income before income taxes	98,137	113,427	95,302
Provision for income taxes	13,310	6,394	22,594

Net income	$84,827	$107,033	$72,708

Basic earnings per share	$1.08	$1.35	$0.91

Weighted average shares outstanding - basic	78,567	79,468	79,519

Diluted earnings per share	$1.07	$1.32	$0.89

Weighted average shares outstanding - diluted	79,515	81,043	81,519

Dividends declared per share	$0.44	$0.34	$0.24

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2008	2007	2006
Cash flow from operating activities:
Net income	$84,827	$107,033	$72,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,103	36,605	34,181
Stock-based compensation	19,854	17,754	14,507
(Benefit from) deferred income taxes	(4,475)	(16,954)	(1,012)
Tax benefit from stock option plans	(1,213)	(2,964)	(4,271)
Changes in operating assets and liabilities:
Accounts receivable	12,159	(14,047)	(21,502)
Inventories	(24,578)	(5,537)	(14,311)
Prepaid expenses and other assets	(10,340)	(12,330)	1,305
Accounts payable	(5,648)	4,186	1,169
Deferred revenue	9,423	13,883	6,190
Taxes and other liabilities	4,706	19,743	8,927
Net cash provided by operating activities	121,818	147,372	97,891
Cash flow from investing activities:
Acquisitions, net of cash received	(17,310)	—	—
Capital expenditures	(25,771)	(24,864)	(18,503)
Capitalization of internally developed software	(9,487)	(8,263)	(7,370)
Additions to other intangibles	(3,010)	(6,447)	(3,115)
Purchases of short-term investments	(9,061)	(87,586)	(244,238)
Sales and maturities of short-term investments	86,179	143,938	213,894
Purchases of foreign currency option contracts	(2,784)	(2,242)	—
Net cash provided by (used in) investing activities	18,756	14,536	(59,332)
Cash flow from financing activities:
Proceeds from issuance of common stock	31,150	36,460	37,146
Repurchase of common stock	(103,641)	(79,728)	(16,519)
Dividends paid	(34,735)	(27,052)	(19,034)
Tax benefit from stock option plans	1,213	2,964	4,271
Net cash provided by (used in) financing activities	(106,013)	(67,356)	5,864
Net change in cash and cash equivalents	34,561	94,552	44,423
Cash and cash equivalents at beginning of period	194,839	100,287	55,864
Cash and cash equivalents at end of period	$229,400	$194,839	$100,287
Cash paid for interest and income taxes:
Interest	$116	$159	$41
Income taxes	$17,214	$21,147	$9,827

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balance at December 31, 2005	79,276,086	$793	$91,430	$(16,547)	$429,859	$(1,685)	$503,850
Net income					72,708		72,708
Foreign currency translation adjustment (net of $1,434 tax expense)						4,542	4,542
Unrealized gain on securities available-for-sale (net of $0 tax expense)						78	78
Unrealized loss on derivative instruments (net of $138 tax benefit)						(436)	(436)
Total comprehensive income							76,892

Issuance of common stock under employeeplans, including tax benefits	2,028,966	20	37,127				37,147
Stock-based compensation			14,506				14,506
Repurchase and retirement of common stock	(607,910)	(6)	(16,513)				(16,519)
Effect of adoption of SFAS 123R	(813,305)	(8)	(16,539)	16,547			—
Dividends paid					(19,034)		(19,034)
Disqualified dispositions			(160)				(160)
Effect of adoption of FIN48					(96)		(96)
Balance at December 31, 2006	79,883,837	$799	$109,851	$—	$483,437	$2,499	$596,586
Net income					107,033		107,033
Foreign currency translation adjustment (net of $286 tax expense)						4,483	4,483
Unrealized gain on securities available-for-sale (net of $13 tax expense)						200	200
Unrealized loss on derivative instruments (net of $7 tax benefit)						(117)	(117)
Total comprehensive income							111,599

Issuance of common stock under employeeplans, including tax benefits	2,251,657	22	36,438				36,460
Stock-based compensation			17,754				17,754
Repurchase and retirement of common stock	(2,730,135)	(27)	(79,701)				(79,728)
Dividends paid					(27,052)		(27,052)
Disqualified dispositions			5,467				5,467
Balance at December 31, 2007	79,405,359	$794	$89,809	$—	$563,418	$7,065	$661,086
Net income					84,827		84,827
Foreign currency translation adjustment (net of $681 tax benefit)						(4,188)	(4,188)
Unrealized loss on securities available-for-sale (net of $82 tax benefit)						(502)	(502)
Unrealized gain on derivative instruments (net of $1,320 tax expense)						8,108	8,108
Total comprehensive income							88,245

Issuance of common stock under employeeplans, including tax benefits	1,897,746	19	31,131				31,150
Stock-based compensation			19,854				19,854
Repurchase and retirement of common stock	(4,110,042)	(41)	(103,600)				(103,641)
Dividends paid					(34,735)		(34,735)
Disqualified dispositions			2,479				2,479
Balance at December 31, 2008	77,193,063	$772	$39,673	$—	$613,510	$10,483	$664,438

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Operations and summary of significant accounting policies

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

Certain prior year amounts have been reclassified to conform to the 2008 presentation as shown in the following tables:

	2007 Balances as presented in the current year Consolidated Balance Sheet	(a)	2007 Balances as presented in the prior year Consolidated Balance Sheet
Prepaid expenses and other current assets	27,815	4,503	23,312
Deferred income taxes, net	14,761	(4,503)	19,264

(a)
These amounts represent income taxes on intercompany profit previously included in deferred tax expenses and reclassified to current tax expense for comparability to corresponding amounts reported in 2008. The reclassification did not have any impact on our total income tax expense.

	2007	2006
Cost of sales as previously reported	$182,189	$170,326
Technical support costs previously reported as sales and marketing (b)	3,078	3,022
Cost of sales adjusted for reclassification	$185,267	$173,348

Sales and marketing as previously reported	$267,138	$235,072
Technical support costs previously reported as sales and marketing (b)	(3,078)	(3,022)
Sales and marketing adjusted for reclassification	$264,060	$232,050

(b)
Beginning with this Form 10-K, we are separately reporting software maintenance revenue and cost of software maintenance revenue in our Consolidated Statements of Income. We have added this disclosure due to the increasing percentage of our revenue coming from software maintenance. As part of this expanded disclosure, some technical support costs previously reported as a component of sales and marketing expense are now reported as cost of software maintenance. This change has had no impact on our operating income, net income or earnings per share.

Use of estimates

The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be materially different from the estimates.

Cash and cash equivalents

Cash and cash equivalents include cash and highly liquid investments with maturities of three months or less at the date of acquisition.

Short-Term Investments

We maintain an investment portfolio of various types of security holdings and maturities. Pursuant to SFAS 157, Fair Value Measurements, short-term investments available-for-sale are valued using a market approach (Level 1) based on the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets. We place our cash investments in instruments that meet credit quality standards, as specified in our corporate investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. Our investment policy allows investments in the following; government and federal agency obligations, repurchase agreements (“Repos”), certificates of deposit and time deposits, corporate obligations, medium term notes and deposit notes, commercial paper including asset-backed commercial paper (“ABCP”), puttable bonds, general obligation and revenue bonds, money market funds, taxable commercial paper, corporate notes/bonds, municipal notes, municipal obligations, variable rate demand notes and tax exempt commercial paper. All such instruments must carry minimum ratings of A1/P1/F1, MIG1/VMIG1/SP1 and A2/A/A, as applicable, all of which are considered “investment grade”. Our investment policy for marketable securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months with at least 10% maturing in 90 days or less.

We account for our investments in debt and equity instruments under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities and Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”), SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of shareholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. We follow the guidance provided by FSP FAS 115-1 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income.

Accounts Receivable, net

Accounts receivable are recorded net of allowance for sales returns of $1.8 million and $1.7 million at December 31, 2008 and 2007, respectively, and net of allowances for doubtful accounts of $3.9 million and $3.9 million at December 31, 2008 and 2007, respectively. A provision for estimated sales returns is made by reducing recorded revenue based on historical experience. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of our sales returns allowance. Our allowance for doubtful accounts is based on historical experience. We analyze historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts.

Year	Description	Balance at Beginning of Period	Provision for Bad Debt Expense	Write-Offs Charged to Allowances	Balance at End of Period
2006	Allowance for doubtful accounts and sales returns	$4,734	$33	$407	$4,360
2007	Allowance for doubtful accounts and sales returns	4,360	1,940	698	5,602
2008	Allowance for doubtful accounts and sales returns	5,602	447	367	5,682

Inventories

Inventories are stated at the lower-of-cost or market. Cost is determined using standard costs, which approximate the first-in first-out (“FIFO”) method. Cost includes the acquisition cost of purchased components, parts and subassemblies, in-bound freight costs, labor and overhead. Market is replacement cost with respect to raw materials and is net realizable value with respect to work in process and finished goods.

Inventory is shown net of adjustment for excess and obsolete inventories of $4.4 million and $4.2 million at December 31, 2008 and 2007, respectively.

Long-Term Investments

Our long-term investments primarily consist of Aaa/A/AAA auction rate securities. These auction rate securities consist of education loan revenue bonds. Auction rate securities are variable rate debt instruments whose interest rates are typically reset approximately every 7 to 35 days. On December 26, 2008, and in prior auction periods beginning in February 2008, the auction process for these securities failed. Prior to the failure of the auction process, we had classified these investments as short-term but are now reporting them as long-term due to the fact that the underlying securities generally have longer dated contractual maturities which are in excess of the guidelines provided for in our corporate investment policy. The auction rate securities are classified as available-for-sale. In November 2008, we accepted the UBS Auction Rate Securities Rights (“the Rights”) agreement offered by UBS as a liquidity alternative to the failed auction process. This Rights agreement is related to the auction rates securities discussed above. The Rights agreement is a nontransferable right to sell our auction rate securities, at par value, back to UBS at any time during the period June 30, 2010, through July 2, 2012. We continue to have the ability to hold the debt instruments to their ultimate maturity and have not made a determination as to whether we will exercise our right under the Rights agreement described above. As such, we have recorded the unrealized loss related to the auction rate securities and the unrealized gain related to the Rights agreement as a component of other income (expense), in our Consolidated Statements of Income. The estimated fair market value of the Rights agreement is also included as a component of our long-term investments. The estimated fair market value of both the auction rate securities and the Rights agreement was determined using significant unobservable inputs (Level 3) as prescribed by SFAS 157, Fair Value Measurements. The debt instruments underlying the auction rate securities have redemption features which call for redemption at 100% of par value and had a minimum rating of Aaa/A/AAA at December 31, 2008. Both of these factors, along with current credit curves for like securities, and discount factors to account for the illiquidity of the market for these securities were considered in determining the fair market value of the auction rate securities as well as our corresponding Rights agreement at December 31, 2008. (See Note 3 of Notes to Consolidated Financial Statements for additional discussion).

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

Intangible assets

We capitalize costs related to the development and acquisition of certain software products. In accordance with SFAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Technological feasibility for our products is established when the product is available for beta release. Amortization is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Patents are amortized using the straight-line method over their estimated period of benefit, generally ten to seventeen years. At each balance sheet date, the unamortized costs for all intangible assets are reviewed by management and reduced to net realizable value when necessary.

Goodwill

The excess purchase price over the fair value of assets acquired is recorded as goodwill. As we have one operating segment, we allocate goodwill to one reporting unit for goodwill impairment testing. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed on February 28, 2008. No impairment of goodwill has been identified during the period presented. Goodwill is deductible for tax purpose in certain jurisdictions.

Concentrations of credit risk

We maintain cash and cash equivalents with various financial institutions located in many countries throughout the world. At December 31, 2008, $101 million or 44% of our cash and cash equivalents was held in cash in various operating accounts with financial institutions throughout the world, $73 million or 32% was held in time deposits which had original maturities of less than 90 days, $55 million or 24% was held in money market accounts. The most significant of our operating accounts was our domestic operating account which held approximately $15 million or 7% of our total cash and cash equivalents at a bank that carried an AAA rating at December 31, 2008. Of these amounts, approximately $68 million or 30% was held in domestic accounts with financial institutions and $161 million or 70% was held in accounts outside of the United States with financial institutions.

At December 31, 2008, $7.0 million or 42% of our investments was held in auction rate securities and $6.2 million or 37% was held in tax exempt municipal bonds. The goal of our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the full investment of available funds. We place our cash investments in instruments that meet credit quality standards, as specified in our corporate investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. At December 31, 2008, our cash equivalents and short-term investments carried ratings from the major credit rating agencies that were in accordance with our corporate investment policy. Our investment policy allows investments in the following; government and federal agency obligations, repurchase agreements (“Repos”), certificates of deposit and time deposits, corporate obligations, medium term notes and deposit notes, commercial paper including asset-backed commercial paper (“ABCP”), puttable bonds, general obligation and revenue bonds, money market funds, taxable commercial paper, corporate notes/bonds, municipal notes, municipal obligations, variable rate demand notes and tax exempt commercial paper. All such instruments must carry minimum ratings of A1/P1/F1, MIG1/VMIG1/SP1 and A2/A/A, as applicable, all of which are considered “investment grade”. Our investment policy for marketable securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months with at least 10% maturing in 90 days or less. We actively monitor our investment portfolio to ensure compliance with our investment objective to preserve capital, meet liquidity requirements and maximize return on our investments. We do not require collateral or enter into master netting arrangements to mitigate our credit risk. (See Note 2 of Notes to Consolidated Financial Statements).

At December 31, 2008, we held foreign currency forward and option contracts with an aggregate notional amount of $285 million with various counterparties and with varying maturity dates. Our counter parties in our foreign currency forward and option contracts are major financial institutions. We do not anticipate nonperformance by these counterparties. (See Note 11 of Notes to Consolidated Financial Statements).

Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across many countries and industries. The amount of sales to any individual customer did not exceed 3% of revenue for the periods presented. The largest trade account receivable from any individual customer at December 31, 2008 was approximately $1.5 million.

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

Revenue recognition

We derive revenue primarily from the sale/licensing of integrated hardware and software solutions. Independent sales of application software licenses include post contract support services. In addition, training services are sold separately. The products and services are generally sold under standardized licensing and sales arrangements with payment terms ranging from net 30 days in the United States to net 30 days and up to net 90 days in some international markets. Approximately 85% of our product/license sales include both hardware and software in the customer arrangement, with a small percentage of sales including other services. We offer rights of return and standard warranties for product defects related to our products. The rights of return are generally for a period of up to 30 days after the delivery date. The standard warranties cover periods ranging from 90 days to three years. We do not enter into contracts requiring product acceptance from the customer.

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

When VSOE of fair value is available for the undelivered element of a multiple element arrangements, sales revenue is generally recognized on the date the product is shipped, using the residual method under SOP 97-2, with a portion of revenue recorded as deferred (unearned) due to applicable undelivered elements. Undelivered elements for our multiple element arrangements with a customer are generally restricted to post contract support and training and education. The amount of revenue allocated to these undelivered elements is based on the VSOE of fair value for those undelivered elements. Deferred revenue due to undelivered elements is recognized ratably on a straight-line basis over the service period or when the service is completed. When VSOE of fair value is not available for the undelivered element of a multiple element arrangement, sales revenue is generally recognized ratably, on a straight-line basis over the service period of the undelivered element, generally 12 months or when the service is completed in accordance with the subscription method under SOP 97-2. Deferred revenue at December 31, 2008 and 2007 was $45.5 million and $36.1 million, respectively.

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

Product revenue

Our product revenue is generated predominantly from the sales of measurement and automation products. Our products consist of application software and hardware components together with related driver software.

Software maintenance revenue

Software maintenance revenue is post contract customer support that provides the customer with unspecified upgrades/updates and technical support.

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

The warranty reserve for the years ended December 31, 2008 and 2007, respectively, was as follows (in thousands):

	2008	2007
Balance at the beginning of the period	$750	$867
Accruals for warranties issued during the period	1,836	1,625
Settlements made (in cash or in kind) during the period	(1,634)	(1,742)
Balance at the end of the period	$952	$750

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

Advertising expense

We expense costs of advertising as incurred. Advertising expense for the years ended December 31, 2008, 2007 and 2006 was $19.3 million, $20.0 million and $20.3 million, respectively.

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

On the date the derivative contract is entered into, we designate the derivative as a hedge of the variability of foreign currency cash flows to be received or paid (“cash flow” hedge) or as a hedge of our foreign denominated net receivable positions (“other derivatives”). Changes in the fair value of derivatives that are designated and qualify as cash flow hedges under SFAS 133 and that are deemed to be highly effective are recorded in other comprehensive income. These amounts are subsequently reclassified into earnings in the period during which the hedged transaction is realized. The gain or loss on the other derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange gain (loss)”. We do not enter into derivative contracts for speculative purposes.

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the hedging instruments are highly effective in offsetting changes in cash flows of hedged items.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the years ended December 31, 2008, 2007 and 2006, respectively, are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Weighted average shares outstanding-basic	78,567	79,468	79,519
Plus: Common share equivalents
Stock options, restricted stock units	948	1,575	2,000
Weighted average shares outstanding-diluted	79,515	81,043	81,519

Stock options to acquire 2,402,934, 2,304,078 and 3,295,000 shares for the years ended December 31, 2008, 2007 and 2006, respectively, were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

Stock-based compensation

Effective January 1, 2006, we adopted SFAS 123R Share-based Payment, using the modified-prospective-transition method. Under this method, prior periods are not restated. Under this transition method, stock compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Prior to adopting SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock grants as operating cash flows in our Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. As a result, $1.2 million, $3.0 million and $4.3 million of excess tax benefits for the years ended December 31, 2008, 2007 and 2006, respectively, have been classified as financing cash flows.

Prior to the effective date of SFAS 123R, we applied Accounting Principles Board Opinion 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations for our stock option grants. APB 25 provides that the compensation expense relative to our stock options is measured based on the intrinsic value of the stock option at date of grant.

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

Pro-forma disclosures for the years ended December 31, 2008, 2007 and 2006 are not presented because the amounts are recognized in our Consolidated Statements of Income. For the years ended December 31, 2008, 2007 and 2006, total stock-based compensation was $15.1 million, net of tax of $4.6 million, $13.7 million, net of tax of $3.8 million and $11.7 million, net of tax of $2.4 million, respectively. (See Note 9 of Notes to Consolidated Financial Statements).

Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation and unrealized gains and losses on forward and option contracts and securities available-for-sale. Comprehensive income for 2008, 2007 and 2006 was $88.2 million, $111.6 million and $76.9 million, respectively.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, SFAS 157 is amended by FSP FAS 157-1, Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which excludes from the scope of this provision arrangements accounted for under SFAS 13, Accounting for Leases. SFAS 157 is also amended by FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. In October 2008, SFAS 157 was amended again by FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. We adopted SFAS 157 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial position or results of operations. We also adopted FSP 157-3 on September 30, 2008 as required and concluded it did not have a significant impact on our consolidated financial position or results of operations. (See Note 3 of Notes to Consolidated Financial Statements).

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

Note 2 – Cash, cash equivalents, short-term and long-term investments

Cash, cash equivalents, short-term and long-term investments consist of the following (in thousands):

	As of December 31, 2008	As of December 31, 2007
Cash and cash equivalents:
Cash	$100,967	$94,257
Cash equivalents:
Municipal securities	—	—
Time deposits	73,400	—
Money market accounts	55,033	100,582
Total cash and cash equivalents	$229,400	$194,839
Short-term investments:
Municipal securities	$6,220	$61,250
Auction rate securities	—	32,588
Long-term investments:
Auction rate securities	6,964	—
Auction rate securities put option	1,636	—
Other long-term investments	1,900	—
Total investments	$16,720	$93,838
Total cash, cash equivalents and investments	$246,120	$288,677

The following table summarizes unrealized gains and losses related to our investments designated as available-for-sale (in thousands):

	As of December 31, 2008
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal Securities	$6,199	$28	$(7)	$6,220
Auction rate securities	8,600	—	(1,636)	6,964
Auction rate securities put option	—	1,636	—	1,636
Other long-term investments	1,900	—	—	1,900
Total investments	$16,699	$1,664	$(1,643)	$16,720

	As of December 31, 2007
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal Securities	$61,105	$146	$(1)	$61,250
Auction rate securities	32,588	—	—	32,588
Auction rate securities put option	—	—	—	—
Total investments	$93,693	$146	$(1)	$93,838

Note 3 – Fair value measurements

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements. SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. In accordance with FSP FAS 157-2, Effective Date of FASB Statement 157, we will defer the adoption of SFAS 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The partial adoption of SFAS 157 did not have a material impact on our fair value measurements.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money Market Funds	$55,033	$55,033	$—	$—
Time deposits	73,400	73,400	—	—
Short-term investments available-for-sale	6,220	6,220	—	—
Long-term investments available-for-sale	8,600	—	—	8,600
Derivatives	15,786	—	15,786	—
Total Assets	$159,039	$134,653	$15,786	$8,600

Liabilities
Derivatives	(4,452)	—	(4,452)	—
Total Liabilities	$(4,452)	$—	$(4,452)	$—

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Long-term investments available-for-sale
Beginning Balance, January 1, 2008	$—
Total gains (realized/unrealized)
Included in earnings	1,636
Included in other comprehensive income	—
Total losses (realized/unrealized)
Included in earnings	(1,636)
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfer in and/or out of Level 3	8,600
Ending Balance, December 31, 2008	$8,600

The amount of total gains or (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

Short-term investments available-for-sale are valued using a market approach (Level 1) based on the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets.

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

Long-term investments transferred into Level 3 during 2008, were transferred in at their fair market value at the beginning of the period. We have historically reported the fair market value of these securities at par as any differences between par value and the purchase price or settlement value have historically been comprised of accrued interest. The securities transferred into Level 3 during 2008, consist of Aaa/A/AAA rated investments in auction rate securities that we originally purchased for $8.6 million. These auction rate securities consist of education loan revenue bonds. Auction rate securities are variable rate debt instruments whose interest rates are typically reset approximately every 7 to 35 days. On December 26, 2008, and in prior auction periods beginning in February 2008, the auction process for these securities failed. Prior to the failure of the auction process, we had classified these investments as short-term but are now reporting them as long-term due to the fact that the underlying securities generally have longer dated contractual maturities which are in excess of the guidelines provided for in our corporate investment policy. The auction rate securities are classified as available-for-sale. At December 31, 2008, we reported these long-term investments at their estimated fair market value of $7.0 million. In November 2008, we accepted the UBS Auction Rate Securities Rights (“the Rights”) agreement offered by UBS as a liquidity alternative to the failed auction process. This Rights agreement is related to the auction rates securities discussed above. The Rights agreement is a nontransferable right to sell our auction rate securities, at par value, back to UBS at any time during the period June 30, 2010, through July 2, 2012. At December 31, 2008, we reported the Rights agreement at its estimated fair market value of $1.6 million. We continue to have the ability to hold the debt instruments to their ultimate maturity and have not made a determination as to whether we will exercise our right under the Rights agreement described above. As such, we have recorded the unrealized loss related to the auction rate securities and the unrealized gain related to the Rights agreement as a component of other income (expense), in our Consolidated Statements of Income. The estimated fair market value of the Rights agreement is also included as a component of our long-term investments. The estimated fair market value of both the auction rate securities and the Rights agreement was determined using significant unobservable inputs (Level 3) as prescribed by SFAS 157, Fair Value Measurements. The debt instruments underlying the auction rate securities have redemption features which call for redemption at 100% of par value and had a minimum rating of Aaa/A/AAA at December 31, 2008. Both of these factors, along with current credit curves for like securities, and discount factors to account for the illiquidity of the market for these securities were considered in determining the fair market value of the auction rate securities as well as our corresponding Rights agreement at December 31, 2008.

Note 4 – Inventories

Inventories, net consist of the following (in thousands):

	December 31,
	2008	2007
Raw materials	$48,004	$40,521
Work-in-process	4,150	3,511
Finished goods	55,204	38,643
	$107,358	$82,675

Note 5 – Property and equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2008	2007
Land	$7,210	$7,248
Buildings	136,802	134,609
Furniture and equipment	144,979	127,357
	288,991	269,214
Accumulated depreciation	(134,514)	(117,752)
	$154,477	$151,462

Depreciation expense for the years ended December 31, 2008, 2007 and 2006, was $20.9 million, $22.2 million and $20.2 million, respectively.

Note 6 – Intangibles

Intangibles at December 31, 2008 and 2007 are as follows:

	2008			2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$75,321	$(61,055)	$14,266	$65,834	$(50,722)	$15,112
Acquired technology	27,503	(16,804)	10,699	21,228	(12,976)	8,252
Patents	16,068	(4,506)	11,562	14,598	(3,789)	10,809
Other	11,401	(6,013)	5,388	10,919	(4,735)	6,184
	$130,293	$(88,378)	$41,915	$112,579	$(72,222)	$40,357

Software development costs capitalized during 2008, 2007 and 2006 were $9.5 million, $8.3 million and $7.4 million, respectively, and related amortization was $10.3 million, $8.9 million and $9.1 million, respectively. Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Patents are amortized using the straight-line method over their estimated period of benefit, generally ten to seventeen years. Total intangible assets amortization expenses were $16.2 million, $14.4 million and $13.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Capitalized software development costs, acquired technology, patents and other have weighted-average useful lives of 2.1 years, 2.1 years, 6.0 years, and 2.0 years, respectively, as of December 31, 2008. The estimated future amortization expense related to intangible assets as of December 31, 2008 is as follows:

Amount (in thousands)
2009	$16,542
2010	11,532
2011	7,346
2012	3,034
2013	1,183
Thereafter	2,278
$41,915

Acquired core technology and intangible assets are amortized over their useful lives, which range from three to eight years. Amortization expense for intangible assets acquired was approximately $4.2 million and $3.2 million for 2008 and 2007, respectively, of which approximately $3.6 million and $2.7 million was recorded in cost of sales and approximately $580 thousand and $480 thousand was recorded in operating expenses, for 2008 and 2007, respectively. The estimated amortization expense of intangible assets acquired for the current fiscal year and in future years will be recorded in our Consolidated Statements of Income as follows (in thousands):

Fiscal Year	Cost of Sales	Acquisition related costs and amortization, net	Total

2009	$3,299	$502	$3,801
2010	2,765	341	3,106
2011	2,121	214	2,335
2012	1,126	206	1,332
Thereafter	87	75	162
Total	$9,398	$1,338	$10,736

Note 7 – Goodwill

The carrying amount of goodwill for 2007 and 2008 are as follows:

Amount (in thousands)
Balance as of December 31, 2006	$53,343
Acquisitions/purchase accounting adjustments	—
Divestitures	—
Foreign currency translation impact	768
Balance as of December 31, 2007	$54,111
Acquisitions/purchase accounting adjustments	10,818
Divestitures	—
Foreign currency translation impact	(368)
Balance as of December 31, 2008	$64,561

The excess purchase price over the fair value of assets acquired is recorded as goodwill. As we have one operating segment, we allocate goodwill to one reporting unit for goodwill impairment testing. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed on February 28, 2008. No impairment of goodwill has been identified during the period presented. Goodwill is deductible for tax purpose in certain jurisdictions. (For discussion of the 2008 acquisition, see Note 15 of Notes to Consolidated Financial Statements).

Note 8 – Income taxes

The components of income before income taxes are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Domestic	$15,921	$31,685	$40,681
Foreign	82,216	81,742	54,621
	$98,137	$113,427	$95,302

The provision for income taxes charged to operations is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Current tax expense:
U.S. federal	$14,631	$15,957	$17,166
State	1,391	1,155	901
Foreign	18,910	9,925	5,283
Total current	34,932	27,037	23,350
Deferred tax expense (benefit):
U.S. federal	(11,008)	628	(526)
State	(373)	(156)	(90)
Foreign	(1,570)	(2,783)	(140)
Total deferred	(12,951)	(2,311)	(756)
Reduction in valuation allowance	(8,671)	(18,332)	—
Total provision	$13,310	$6,394	$22,594

Certain immaterial prior year amounts have been reclassified to conform to the 2008 presentation.

Deferred tax liabilities (assets) at December 31, 2008 and 2007 as follows (in thousands):

	December 31,
	2008	2007
Capitalized software	$4,615	$4,998
Depreciation and amortization	9,536	7,031
Unrealized gain on derivative instruments	4,153	—
Unrealized exchange gain	—	1,222
Undistributed earnings of foreign subsidiaries	10,075	9,634
Gross deferred tax liabilities	28,379	22,885
Operating loss carryforwards	(43,360)	(46,705)
Intangibles	(58,987)	(79,139)
Vacation and other accruals	(4,890)	(5,450)
Inventory valuation and warranty provisions	(12,665)	(4,135)
Doubtful accounts and sales provisions	(1,512)	(1,764)
Unrealized exchange loss	(1,345)	—
Deferred revenue .	(71)	(55)
Accrued rent expenses	(117)	(115)
Accrued legal expenses	(1,466)	(1,457)
Unrealized loss on derivative instruments	—	(213)
10% minority stock investment	(920)	(912)
Stock-based compensation	(5,353)	(3,536)
Other	(783)	(651)
Gross deferred tax assets	(131,469)	(144,132)
Valuation allowance	85,815	106,990
Net deferred tax liability (asset)	$(17,275)	$(14,257)

Certain prior year amounts have been reclassified to conform to the 2008 presentation as shown in the following tables:

	2007 Balances as presented in the current year Note 8: Income Taxes	(a)	2007 Balances as presented in the prior year Note 7: Income Taxes
Inventory valuation and warranty provision	(4,135)	1,924	(6,059)
Intercompany profit	—	2,580	(2,580)
Deferred income taxes, net	14,761	(4,503)	19,264

(a)
These amounts represent income taxes on intercompany profit previously included in deferred tax expense and reclassified to current tax expense for comparability to corresponding amounts reported in 2008. The reclassification did not have any impact on our total income tax expense.

A reconciliation of income taxes at the U.S. federal statutory income tax rate to the effective tax rate follows:

	Years Ended December 31,
	2008	2007	2006
U.S. federal statutory tax rate	35%	35%	35%
Foreign sales corporation/ETI benefit	—	—	(1)
Domestic production activities	—	(1)	(1)
Foreign taxes more (less) than federal statutory rate	(14)	(14)	(11)
Change in valuation allowance	(9)	(16)	—
Research and development tax credit	(2)	(1)	(1)
Tax exempt interest	(1)	(1)	(1)
State income taxes, net of federal tax benefit	1	1	1
Employee share-based compensation	2	2	3
Other	2	1	—
Effective tax rate	14%	6%	24%

As of December 31, 2008, eleven of our subsidiaries have available, for income tax purposes, foreign net operating loss carryforwards of an aggregate of approximately $265.4 million, of which $6.5 million expire during the years 2010 - 2017 and $258.9 million of which may be carried forward indefinitely. Our tax valuation allowance relates to the realizability of certain of these foreign net operating loss carryforwards and benefits of tax deductible goodwill in excess of book goodwill.

We maintain a manufacturing facility in Hungary. As a result of certain foreign investment incentives available under Hungarian law, the profit from our Hungarian operation was subject to a reduced income tax rate. This special tax status terminated on January 1 2008, with the merger of our Hungary manufacturing operations with its Hungarian parent company. The merger was effective on January 1, 2008. The aggregate tax benefit of the exemption was $8.7 million and $5.4 million for the years ended December 31, 2007 and 2006, respectively.

In 2003, we restructured the organization of our manufacturing operation in Hungary. The tax deductible goodwill in excess of book goodwill created by this restructuring resulted in our being required to record a gross deferred tax asset of $91.0 million. The amortization of this excess tax deductible goodwill resulted in a $40.9 million and $43.8 million deferred tax asset for the associated net operating loss for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, the gross deferred tax asset related to the excess tax goodwill was $62.3 million and $81.5 million, respectively. Because we do not expect to have sufficient taxable income in the relevant jurisdiction in future periods to realize the full benefit of these deferred tax assets, a valuation allowance has been established in the amount of $85.5 million and $107.0 million as of December 31, 2008 and 2007, respectively. Following the approval of the merger of our Hungarian manufacturing operation with its Hungarian parent company in December 2007, we released $8.7 million and $18.3 million in 2008 and 2007, respectively, of the valuation allowance previously established for the excess tax deductible goodwill to reflect the tax benefit we expect to realize in future periods.

We have not provided for U.S. federal income and foreign withholding taxes on approximately $255.1 million of certain non-U.S. subsidiaries’ undistributed earnings as of December 31, 2008. These earnings would become subject to taxes of approximately $91.6 million, if they were actually or deemed to be remitted to the parent company as dividends or if we should sell our stock in these subsidiaries. We currently intend to reinvest indefinitely these undistributed earnings.

We adopted the provisions of FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The cumulative effect of adopting FIN 48 was $96 thousand, which was recorded as a reduction in beginning retained earnings upon adoption, as required. We recognized no material adjustment to the liability for unrecognized income tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in thousands):

	2008	2007
Balance at beginning of period	$8,273	$4,643
Additions based on tax positions related to the current year	1,946	3,321
Additions for tax positions of prior years	366	309
Reductions as a result of the lapse of the applicable statute of limitations	(1,221)	—
Balance at end of period	$9,364	$8,273

All of our unrecognized tax benefits at December 31, 2008 would affect our effective income tax rate if recognized. As of December 31, 2008, it is deemed reasonably possible that the Company will recognize tax benefits in the amount of $1.6 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty relates to deductions taken on returns that have not been examined by the applicable tax authority.

We recognize interest and penalties related to income tax matters in income tax expense. During the years ended December 31, 2008 and 2007, we recognized interest expense related to uncertain tax positions of approximately $365,000 and $204,000, respectively. The tax years 2001 through 2008 remain open to examination by the major taxing jurisdictions in which we file income tax returns.

Note 9 – Stockholders’ equity and stock-based compensation

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

Transactions under all stock option plans are summarized as follows:

	Number of shares under option	Weighted average exercise price
Outstanding at December 31, 2005	8,478,233	$21.05
Exercised	(1,398,617)	13.16
Canceled	(164,943)	27.32
Granted	—	—
Outstanding at December 31, 2006	6,914,673	$22.49
Exercised	(1,515,107)	15.22
Canceled	(104,925)	27.33
Granted	—	—
Outstanding at December 31, 2007	5,294,641	$24.47
Exercised	(925,743)	17.30
Canceled	(96,331)	26.98
Granted	—	—
Outstanding at December 31, 2008	4,272,567	$25.97

Options exercisable at December 31:
2006	5,384,470	$21.53
2007	4,368,972	24.17
2008	3,812,334	26.00

The aggregate intrinsic value of stock options at exercise, represented in the table above, was $11.0 million, $22.3 million and $25.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $6.0 million as of December 31, 2008, related to approximately 460,000 shares with a per share weighted average fair value of $16.45. We anticipate this expense to be recognized over a weighted average period of approximately 3.5 years.

	Outstanding and Exercisable by Price Range
	As of December 31, 2008

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number outstanding as of 12/31/2008	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of 12/31/2008	Weighted average exercise price
$ 12.22 - $ 21.04	1,589,870	2.28	$19.37	1,431,561	$19.24
$ 21.25 - $ 30.51	1,427,826	4.80	$27.98	1,137,357	$27.91
$ 30.71 - $ 34.38	1,254,871	1.28	$32.05	1,243,416	$32.05
$ 12.22 - $ 34.38	4,272,567	2.83	$25.97	3,812,334	$26.00

The weighted average remaining contractual life of options exercisable as of December 31, 2008 was 2.63 years. The aggregate intrinsic value of options outstanding as of December 31, 2008 was ($6.9) million. The aggregate intrinsic value of options currently exercisable as of December 31, 2008 was ($6.3) million. No options were granted in the years ended December 31, 2008, 2007 and 2006 as our incentive option plan terminated in May 2005.

Restricted stock plan

Our stockholders approved the 2005 Incentive Plan (the “2005 Plan”) on May 10, 2005. At the time of approval, 2,700,000 shares of our common stock were reserved for issuance under this plan, as well as the number of shares which had been reserved, but not issued under the 1994 Plan (our incentive stock option plan which terminated in May 2005), and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and restricted stock units to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. Shares available for grant at December 31, 2008 were 2,540,115. As part of the requirements of SFAS 123R, the Company is required to estimate potential forfeitures of restricted stock units and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

Transactions under the 2005 Plan are summarized as follows:

	RSUs
	Number of RSUs	Weighted Average Grant Price
Balance at January 1, 2006	798,305	$22.24
Granted	693,805	$32.21
Earned	(113,794)	$31.67
Canceled	(53,383)	$25.93
Balance at December 31, 2006	1,324,933	$26.77
Granted	801,780	$27.90
Earned	(209,303)	$27.85
Canceled	(75,776)	$27.64
Balance at December 31, 2007	1,841,634	$26.86
Granted	763,182	$28.51
Earned	(320,251)	$29.42
Canceled	(119,337)	$28.19
Balance at December 31, 2008	2,165,228	$26.99

Total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $56.8 million as of December 31, 2008, related to 2,165,228 shares with a per share weighted average fair value of $26.99. We anticipate this expense to be recognized over a weighted average period of approximately 6.1 years.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of each period. The plan has quarterly purchase periods on February 1, May 1, August 1 and November 1 of each year. During the annual shareholders meeting held on May 7, 2007, our shareholders approved an additional 3,000,000 shares of common stock to be reserved for issuance under the employee stock purchase plan. Employees may designate up to 15% of their compensation for the purchase of common stock. Common stock reserved for future employee purchases aggregated 2,593,607 shares at December 31, 2008. Shares issued under this plan were 679,983 and 549,719 in the years ended December 31, 2008 and 2007, respectively. During 2008, the weighted average fair value of the employees’ purchase rights was $23.01 per share and was estimated using the Black-Scholes model with the following assumptions:

	2008	2007	2006
Dividend expense yield	0.3%	0.3%	0.2%
Expected life	3 months	3 months	3 months
Expected volatility	26%	23%	29%
Risk-free interest rate	3.8%	5.0%	4.5%

Weighted average, grant date fair value of purchase rights granted under the Employee Stock Purchase Plan are as follows:

	Number of shares	Weighted average fair value
2006	539,541	$6.62
2007	549,719	6.19
2008	679,983	5.86

Stock-based compensation included in total cost of sales and operating expenses for the years ended December 31, 2008, 2007 and 2006 are summarized as follows (in thousands):

	2008	2007	2006
Stock-based compensation
Total cost of sales	$1,063	$911	$598
Sales and marketing	8,479	7,322	6,008
Research and development	7,121	6,435	5,201
General and administrative	3,084	2,866	2,333

Provision for income taxes	(4,601)	(3,839)	(2,403)
Total	$15,146	$13,695	$11,737

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

Stock repurchases and retirements

Since 1998, our Board of Directors approved and we maintained various stock repurchase programs. Pursuant to these plans we had purchased and retired a total of 7,354,966 shares for approximately $184.9 million from 1998 through December 31, 2007. At the end of December 2007, there were 2,630,595 share authorized under such plans. In February 2008, we repurchased 1,833,134 shares under the existing plan for approximately $49.1 million. On April 25, 2008, our Board of Directors approved a new share repurchase plan that increased the aggregate number of shares from 797,461 to 3.0 million. During the remainder of 2008, we purchased an additional 2,276,908 shares under the plan approved in April 2008 for approximately $54.5 million. At December 31, 2008, there were 723,092 shares available for repurchase under the plan approved in April 2008. Our share repurchase plan does not have an expiration date.

Note 10 – Employee retirement plan

We have a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code. Substantially all domestic employees with at least 30 days of continuous service are eligible to participate and may contribute up to 15% of their compensation. The Board of Directors has elected to make matching contributions equal to 50% of employee contributions, which may be applied to a maximum of 6% of each participant’s compensation. Employees are eligible for matching contributions after one year of continuous service. Company contributions vest immediately. Our policy prohibits participants from direct investment in shares of our common stock within the plan. Company contributions charged to expense were $3.7 million, $3.3 million and $3.0 million in 2008, 2007 and 2006, respectively.

Note 11 – Derivative instruments and hedging activities

SFAS 133(R), Accounting for Derivative Instruments and Hedging Activities, as amended requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

We have operations in over 40 countries. Approximately 57% of our revenues are generated outside the Americas. Our activities expose us to a variety of market risks, including the effects of changes in foreign-currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

We maintain a foreign-currency risk management strategy that uses derivative instruments (foreign currency forward and purchased options contracts) to protect our earnings and cash flows from fluctuations caused by the volatility in currency exchange rates. Movements in foreign currency exchange rates pose a risk to our operations and competitive position, since exchange rate changes may affect our profitability and cash flow, and the business or pricing strategies of our non-U.S. based competitors.

The vast majority of our foreign sales are denominated in the customers’ local currency. We purchase foreign currency forward and purchased options contracts as hedges of forecasted sales that are denominated in foreign currencies and as hedges of foreign currency denominated receivables. These contracts are entered into to protect against the risk that the eventual dollar-net-cash inflows resulting from such sales or firm commitments will be adversely affected by changes in exchange rates. We also purchase foreign currency forward contracts as hedges of forecasted expenses that are denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual dollar-net-cash outflows resulting from foreign currency operating and cost of revenue expenses will be adversely affected by changes in exchange rates.

In accordance with SFAS 133(R), we designate foreign currency forward and option contracts as cash flow hedges of forecasted revenues or forecasted expenses. In addition, we hedge our foreign currency denominated receivables using foreign currency forward contracts. These derivatives are not designated as hedging instruments under SFAS 133(R). None of our derivative instruments contain a credit-risk-related contingent feature.

Cash flow hedges

To protect against the reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales and expenses over the next one to two years, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue and forecasted expenses denominated in foreign currencies with forward and option contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. For option contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the option contracts net of the premium paid designated as hedges. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” We purchase foreign currency forward and option contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, British pound sterling and Hungarian forint) and limit the duration of these contracts to 40 months or less.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and reclassified into earnings or expenses in the same line item (net revenue, operating expenses, or cost of revenue) associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings or expenses during the current period and are classified in the same line item associated with the forecasted transaction. Hedge effectiveness of foreign currency forwards and option contracts designated as a cash flow hedges are measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the forecasted transaction’s terminal value. Ineffectiveness for the years ended December 31, 2008, 2007 and 2006 was not significant. No amounts were excluded from the assessment of hedge effectiveness nor were there any amounts of ineffectiveness recorded in our Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006.

We held forward contracts with a notional amount of $54.9 million dollar equivalent of Euro, $6.2 million dollar equivalent of British pound sterling, $18.9 million dollar equivalent of Japanese yen, $4.7 million dollar equivalent of South Korean won and $21.7 million dollar equivalent of Hungarian forint at December 31, 2008. We held forward contracts with a notional amount of $35.7 million dollar equivalent of Euro, $1.5 million dollar equivalent of British pound sterling and $5.7 million dollar equivalent of Japanese yen at December 31, 2007. The fair value of these contracts, which are for terms up to 24 months, is an asset of $6.1 million and a liability of $1.1 million at December 31, 2008 and 2007, respectively. We recorded a net unrealized deferred gain of $6.1 million and a net unrealized deferred loss of $1.1 million in accumulated other comprehensive income at December 31, 2008 and 2007, respectively, related to these forward contracts.

We held option contracts with a notional amount of $111.3 million dollar equivalent of Euro at December 31, 2008. We held option contracts with a notional amount of $6.9 million dollar equivalent of British pound sterling and $75.3 million of dollar equivalent of Euro at December 31, 2007. The fair value of these contracts, which are for terms up to 24 months, is an asset of $9.5 million and an asset of $2.7 million at December 31, 2008 and 2007, respectively. We recorded a net unrealized deferred gain of $5.8 million and a net unrealized deferred gain of $466,000 in accumulated other comprehensive income at December 31, 2008 and 2007, respectively, related to these option contracts.

We recorded net gains of $273,000, net losses of $3.0 million and net losses of $1.0 million for cash flow hedges for the years ended December 31, 2008, 2007 and 2006, respectively, which was included in net sales. We recorded net losses of $7 thousand and net losses of $3 thousand for cash flow hedges for the year ended December 31, 2008, which was included in cost of sales and operating expenses, respectively.

At December 31, 2008, we expect to reclassify $6.0 million of gains and $1.8 million of losses on derivative instruments from accumulated other comprehensive income to net sales during the next twelve months when the hedged international sales occur. At December 31, 2008, we expect to reclassify $1.9 million of gains on derivative instruments from accumulated other comprehensive income to cost of sales and $528 thousand of gains on derivative instruments from accumulated other comprehensive income to operating expenses during the next twelve months when the hedged international expenses occur.

Other Derivatives

Other derivatives not designated as hedging instruments under SFAS 133 consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable positions to protect against the reduction in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivables and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item net foreign exchange gain (loss). As of December 31, 2008 and 2007, we held forward contracts with a notional amount of $67.1 million and $14.6 million, respectively. The fair value of these contracts is a liability of $536 thousand and a liability of $39 thousand at December 31, 2008 and 2007, respectively. We recorded net gains of $1.2 million, net losses of $1.1 million and net losses of $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to hedges of foreign denominated receivables.

Note 12 – Segment information

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

We have defined our operating segment based on geographic regions. We sell our products in three geographic regions. Our sales to these regions share similar economic characteristics, similar product mix, similar customers, and similar distribution methods. Accordingly, we have elected to aggregate these three geographic regions into a single operating segment. Revenue from the sale of our products which are similar in nature and software maintenance are reflected as total net sales in our Consolidated Statements of Income.

Total net sales, operating income, interest income and long-lived assets, classified by the major geographic areas in which we operate, are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Net sales:
Americas:
Unaffiliated customer sales	$355,878	$331,482	$317,780
Geographic transfers	132,563	115,709	125,096
	488,441	447,191	442,876
Europe:
Unaffiliated customer sales	267,373	230,940	193,364
Geographic transfers	204,282	159,992	159,369
	471,655	390,932	352,733
Asia Pacific:
Unaffiliated customer sales	197,286	177,956	149,263
Eliminations	(336,845)	(275,701)	(284,465)
	$820,537	$740,378	$660,407

	Years Ended December 31,
	2008	2007	2006
Operating income:
Americas	$71,467	$76,292	$67,644
Europe	105,748	92,469	78,402
Asia Pacific	61,642	59,845	54,771
Unallocated:
Research and development expenses	(143,140)	(126,515)	(113,095)
	$95,717	$102,091	$87,722

	Years Ended December 31,
	2008	2007	2006
Interest income:
Americas	$2,603	$5,138	$6,561
Europe	3,291	4,485	241
Asia Pacific	102	199	45
	$5,996	$9,822	$6,847

	December 31,
	2008	2007
Long-lived assets:
Americas	$107,701	$104,782
Europe	39,280	40,661
Asia Pacific	7,496	6,019
	$154,477	$151,462

Total sales outside the United States for 2008, 2007 and 2006 were $499.3 million, $437.0 million and $373.7 million, respectively.

Note 13 – Commitments, contingencies and leases

We have commitments under non-cancelable operating leases primarily for office facilities throughout the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Future minimum lease payments as of December 31, 2008, for each of the next five years are as follows (in thousands):

2009	$12,394
2010	11,199
2011	7,312
2012	5,064
2013	3,229
Thereafter	11,054
$50,252

Rent expense under operating leases was approximately $11.7 million, $10.2 million and $8.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, we have non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $8.4 million over the next twelve months.

As of December 31, 2008, we have outstanding guarantees for payment of customs and foreign grants totaling approximately $2.4 million.

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

An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court's decision of June 23, 2003, (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks’ declaratory judgment complaint, denying MathWorks’ claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks’ modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court's denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. On November 22, 2006, the District Court lifted the stay. The case schedule has yet to be set in this action. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. In the fourth quarter of 2006, we accrued an additional $600 thousand related to this contingency. There were not any charges against this accrual during the three months ended December 31, 2008. For the year ended December 31, 2008, we charged a total of $8 thousand against this accrual. To date, we have charged a cumulative total of $619 thousand against this accrual.

Note 15 – Acquisitions

On February 1, 2008, we acquired all of the outstanding shares of microLEX Systems ApS, (“microLEX”) a premier provider of virtual instrumentation-based video, audio and mixed-signal test solutions. This acquisition was accounted for as a business combination. The purchase price of the acquisition, which included legal and accounting fees, was $17.8 million in cash. The allocation of the purchase price was determined using the fair value of assets and liabilities acquired as of February 1, 2008. We funded the purchase price from existing cash balances. Our consolidated financial statements include the operating results from the date of acquisition. Pro-forma results or operations have not been presented because the effects of those operations were not material. The purchase price allocation is preliminary and is subject to future adjustment during the allocation period as defined in SFAS 141, Business Combinations. The following table summarizes the allocation of the purchase price of microLEX (in thousands):

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

Note 16 – Quarterly results (unaudited)

The following quarterly results have been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The unaudited quarterly financial data for each of the eight quarters in the two years ended December 31, 2008 are as follows (in thousands, except per share data):

	Three Months Ended
	Mar. 31, 2008	Jun. 30, 2008	Sep. 30, 2008	Dec. 31, 2008
Net sales	$192,918	$210,474	$215,038	$202,107
Gross profit	143,849	157,034	160,531	152,014
Operating income	18,065	27,834	27,946	21,872
Net income	17,616	24,734	23,159	19,318
Basic earnings per share	$0.22	$0.32	$0.29	$0.25
Weighted average shares outstanding-basic	78,840	78,484	78,834	78,110
Diluted earnings per share	$0.22	$0.31	$0.29	$0.25
Weighted average shares outstanding-diluted	79,825	79,549	79,841	78,522
Dividends declared per share	$0.11	$0.11	$0.11	$0.11

	Three Months Ended
	Mar. 31, 2007	Jun. 30, 2007	Sep. 30, 2007	Dec. 31, 2007
Net sales	$171,641	$179,497	$184,426	$204,814
Gross profit	128,858	134,620	137,435	154,198
Operating income	22,102	24,199	24,556	31,234
Net income	19,049	20,751	21,540	45,693
Basic earnings per share	$0.24	$0.26	$0.27	$0.58
Weighted average shares outstanding-basic	79,842	79,363	79,226	79,460
Diluted earnings per share	$0.23	$0.26	$0.27	$0.56
Weighted average shares outstanding-diluted	81,232	80,788	80,874	81,155
Dividends declared per share	$0.07	$0.07	$0.10	$0.10

Beginning with this Form 10-K, we are separately reporting software maintenance revenue and cost of software maintenance revenue in our Consolidated Statements of Income. We have added this disclosure due to the increasing percentage of our revenue coming from software maintenance. As part of this expanded disclosure, some technical support costs previously reported as a component of sales and marketing expense are now reported as cost of software maintenance. This change has had no impact on our operating income, net income or earnings per share. All amounts shown above have been reclassified to conform to this new presentation, the effect of these changes for the three months ended March 31, June 30, September 30 and December 31, 2007 are as follows (in thousands):

	Three Months Ended
	Mar. 31, 2007	Jun. 30, 2007	Sep. 30, 2007	Dec. 31, 2007
Gross profit as presented in the prior year Note 16: Quarterly Results (unaudited)	$129,493	$135,426	$138,207	$155,063
Technical support costs previously reported as sales and marketing	(635)	(806)	(772)	(865)
Gross profit as presented in the current year Note 16: Quarterly Results (unaudited)	$128,858	$134,620	$137,435	$154,198

Note 17 – Subsequent events

On January 23, 2009, our Board of Directors declared a quarterly cash dividend of $0.12 per common share, payable March 2, 2009, to shareholders of record on February 9, 2009.

Since December 31, 2008, we have repurchased 131,768 shares of our common stock at an average price of $22.02 under our share repurchase plan. The maximum number of shares that may yet be purchased under the plan is 591,324.

On January 23, 2009, our Board of Directors approved a new share purchase plan which increased the aggregate number of shares of common stock that we are authorized to repurchase from 591,324 to 3.0 million. This repurchase plan does not have an expiration date.