Form 10-Q
period 2009-03-31
NATIONAL INSTRUMENTS CORP /DE/
filed 2009-05-07
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2009 or

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
__________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2009
Common Stock - $0.01 par value	77,725,916

NATIONAL INSTRUMENTS CORPORATION

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2009	December 31, 2008
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$227,448	$229,400
Short-term investments	14,044	6,220
Accounts receivable, net	90,917	121,548
Inventories, net	102,618	107,358
Prepaid expenses and other current assets	45,827	43,062
Deferred income taxes, net	22,430	21,435
Total current assets	503,284	529,023
Long-term investments	10,500	10,500
Property and equipment, net	150,793	154,477
Goodwill, net	64,168	64,561
Intangible assets, net	42,688	41,915
Other long-term assets	35,215	32,115
Total assets	$806,648	$832,591
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$25,129	$30,876
Accrued compensation	19,408	22,012
Deferred revenue	44,965	45,514
Accrued expenses and other liabilities	13,298	18,848
Other taxes payable	10,269	13,481
Total current liabilities	113,069	130,731
Deferred income taxes	25,422	25,157
Other long-term liabilities	12,380	12,265
Total liabilities	150,871	168,153
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 180,000,000 shares authorized; 77,173,376 and 77,193,063 shares issued and outstanding, respectively	772	772
Additional paid-in capital	42,972	39,673
Retained earnings	604,583	613,510
Accumulated other comprehensive income	7,450	10,483
Total stockholders’ equity	655,777	664,438
Total liabilities and stockholders’ equity	$806,648	$832,591

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008

Net sales:
Product	$143,450	$181,790
Software maintenance	14,349	11,128
Total net sales	157,799	192,918

Cost of sales:
Product	$39,556	$47,667
Software maintenance	1,327	1,402
Total cost of sales	40,883	49,069

Gross profit	116,916	143,849

Operating expenses:
Sales and marketing	68,826	73,517
Research and development	34,789	35,604
General and administrative	15,780	16,663
Total operating expenses	119,395	125,784

Operating income (loss)	(2,479)	18,065

Other income (expense):
Interest income	589	2,137
Net foreign exchange gain (loss)	(702)	1,548
Other income (expense), net	163	61
Income before income taxes	(2,429)	21,811
Provision for (benefit from) income taxes	(2,787)	4,195

Net income	$358	$17,616

Basic earnings per share	$0.00	$0.22

Weighted average shares outstanding – basic	77,277	78,840

Diluted earnings per share	$0.00	$0.22

Weighted average shares outstanding – diluted	77,436	79,825

Dividends declared per share	$0.12	$0.11

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flow from operating activities:
Net income	$358	$17,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,385	10,675
Stock-based compensation	5,082	4,739
Benefit from deferred income taxes	(1,486)	(2,711)
Tax expense (benefit from) stock option plans	242	(161)
Changes in operating assets and liabilities:
Accounts receivable	30,631	5,112
Inventories	4,740	(7,099)
Prepaid expenses and other assets	(5,766)	(5,677)
Accounts payable	(5,747)	5,241
Deferred revenue	(549)	3,574
Taxes and other liabilities	(11,084)	(867)
Net cash provided by operating activities	24,806	30,442

Cash flow from investing activities:
Capital expenditures	(3,004)	(5,051)
Capitalization of internally developed software	(3,114)	(1,528)
Additions to other intangibles	(1,340)	(431)
Acquisition, net of cash received	—	(17,055)
Purchases of short-term and long-term investments	(11,850)	(12,638)
Sales and maturities of short-term and long-term investments	4,026	66,208
Purchases of foreign currency option contracts	—	(1,481)
Net cash (used by) provided by investing activities	(15,282)	28,024

Cash flow from financing activities:
Proceeds from issuance of common stock	7,237	10,197
Repurchase of common stock	(9,186)	(49,081)
Dividends paid	(9,285)	(8,717)
Tax expense (benefit from) stock option plans	(242)	161
Net cash (used by) financing activities	(11,476)	(47,440)

Net change in cash and cash equivalents	(1,952)	11,026
Cash and cash equivalents at beginning of period	229,400	194,839
Cash and cash equivalents at end of period	$227,448	$205,865

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at March 31, 2009 and December 31, 2008, and the results of our operations and cash flows for the three month periods ended March 31, 2009 and March 31, 2008. Operating results for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Certain prior year amounts have been reclassified to conform to the 2009 presentation as shown in the following tables:

Three Months Ended March 31, 2008
(unaudited)

Cost of sales as previously reported	$48,247
Technical support costs previously reported as sales and marketing (a)	822
Cost of sales adjusted for reclassification	$49,069

Sales and marketing as previously reported	$74,339
Technical support costs as previously reported as sales and marketing (a)	(822)
Sales and marketing adjusted for reclassification	$73,517

(a)
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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three month periods ended March 31, 2009 and 2008, respectively, are as follows (in thousands):

	March 31,
	(unaudited)
	2009	2008
Weighted average shares outstanding-basic	77,277	78,840
Plus: Common share equivalents
Stock options, restricted stock units	159	985
Weighted average shares outstanding-diluted	77,436	79,825

Stock options to acquire 5,495,000 shares and 2,877,000 shares for the three month periods ended March 31, 2009 and 2008, respectively, were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

NOTE 3 – Cash, Cash Equivalents, Short-Term and Long-Term Investments

Cash, cash equivalents, short-term and long-term investments consist of the following (in thousands):

	As of March 31, 2009	As of December 31, 2008
	(unaudited)
Cash and cash equivalents:
Cash	$71,188	$100,967
Cash equivalents:
Debt securities	—	—
Time deposits	—	73,400
Money market accounts	156,260	55,033
Total cash and cash equivalents	$227,448	$229,400
Short-term investments:
Debt securities	$14,044	$6,220
Auction rate securities	—	—
Long-term investments:
Auction rate securities	8,343	6,964
Auction rate securities put option	257	1,636
Other long-term investments	1,900	1,900
Total investments	$24,544	$16,720
Total cash, cash equivalents and investments	$251,992	$246,120

The following table summarizes unrealized gains and losses related to our investments designated as available-for-sale (in thousands):

	As of March 31, 2009
	(unaudited)

	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities	$14,083	$40	$(79)	$14,044
Auction rate securities	8,600	—	(257)	8,343
Auction rate securities put option	—	257	—	257
Other long-term investments	1,900	—	—	1,900
Total investments	$24,583	$297	$(336)	$24,544

	As of December 31, 2008
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal securities	$6,199	$28	$(7)	$6,220
Auction rate securities	8,600	—	(1,636)	6,964
Auction rate securities put option	—	1,636	—	1,636
Other long-term investments	1,900	—	—	1,900
Total investments	$16,699	$1,664	$(1,643)	$16,720

NOTE 4 – Fair Value Measurements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. Effective January 1, 2009, in accordance with Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement 157, we adopted SFAS 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. The adoption of SFAS 157-2 did not have a material impact on our fair value measurements.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value (in thousands).

		Fair Value Measurements at Reporting Date Using (unaudited)
Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money Market Funds	$156,260	$156,260	$—	—
Short-term investments available for sale	14,044	14,044	—	—
Long-term investments available for sale	8,600	—	—	8,600
Derivatives	20,094	—	20,094	—
Total Assets	$198,998	$170,304	$20,094	$8,600

Liabilities
Derivatives	(3,229)	—	(3,229)	—
Total Liabilities	$(3,229)	$—	$(3,229)	$—

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Long-term investments available for sale
(unaudited)

Beginning Balance	$8,600
Total gains or (losses) (realized/unrealized)
Included in earnings	257
Included in other comprehensive income	—
Total losses (realized/unrealized)
Included in earnings	(257)
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfer in and/or out of Level 3	—
Ending Balance	$8,600

The amount of total gains or (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	—
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

Long-term investments included in Level 3 are reported at their fair market value and consist of auction rate securities backed by education loan revenue bonds. One of our auction rate securities is from the Vermont Student Assistance Corporation and has a par value of $2.2 million. The other of our auction rate securities is from the New Hampshire Health and Education Facilities Authority and has a par value of $6.4 million. The ratings for these securities at March 31, 2009, were Baa1/A/AAA and Aaa/NR/AAA, respectively. We note that the bonds from the Vermont Student Assistance Corporation carried ratings of Aa3/A/AAA at December 31, 2008. Historically, we reported the fair market value of these securities at par as differences between par value and the purchase price or settlement value were historically comprised of accrued interest. Auction rate securities are variable rate debt instruments whose interest rates are typically reset approximately every 7 to 35 days. On April 13, 2009, and in prior auction periods beginning in February 2008, the auction process for these securities failed. Prior to the failure of the auction process, we had classified these investments as short-term but are now reporting them as long-term due to the fact that the underlying securities generally have longer dated contractual maturities which are in excess of the guidelines provided for in our corporate investment policy. The auction rate securities are classified as available-for-sale.

At March 31, 2009, we reported these long-term investments at their estimated fair market value of $8.3 million. In November 2008, we accepted the UBS Auction Rate Securities Rights (“the Rights”) agreement offered by UBS as a liquidity alternative to the failed auction process. This Rights agreement is related to the auction rates securities discussed above. The Rights agreement is a nontransferable right to sell our auction rate securities, at par value, back to UBS at any time during the period June 30, 2010, through July 2, 2012. At March 31, 2009, we reported the Rights agreement at its estimated fair market value of $0.3 million. We continue to have the ability to hold the debt instruments to their ultimate maturity and have not made a determination as to whether we will exercise our right under the Rights agreement described above. As such, we have recorded the unrealized loss related to the auction rate securities and the unrealized gain related to the Rights agreement as a component of other income (expense), in our Consolidated Statements of Income. The estimated fair market value of the Rights agreement is also included as a component of our long-term investments.

The estimated fair market value of both the auction rate securities and the Rights agreement was determined using significant unobservable inputs (Level 3) as prescribed by SFAS 157, Fair Value Measurements. We considered many factors in determining the fair market value of the auction rate securities as well as our corresponding Rights agreement at March 31, 2009, including the fact that the debt instruments underlying the auction rate securities have redemption features which call for redemption at 100% of par value, current credit curves for like securities and discount factors to account for the illiquidity of the market for these securities.

NOTE 5 – Derivative Instruments and Hedging Activities

SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133(R),) requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

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

In accordance with SFAS 133(R), we designate foreign currency forward and option contracts as cash flow hedges of forecasted revenues or forecasted expenses. In addition, we hedge our foreign currency denominated balance sheet exposures using foreign currency forward contracts. These derivatives are not designated as hedging instruments under SFAS 133(R). None of our derivative instruments contain a credit-risk-related contingent feature.

Cash flow hedges

To protect against the reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales over the next one to two years, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue and forecasted expenses denominated in foreign currencies with forward and option contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. For option contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the option contracts net of the premium paid designated as hedges. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money”. We purchase foreign currency forward and option contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, British pound sterling, South Korean won and Hungarian forint) and limit the duration of these contracts to 40 months or less.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“OCI”) and reclassified into earnings in the same line item (net sales, operating expenses, or cost of sales) associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings or expenses during the current period and are classified as a component of “net foreign exchange gain (loss)”. Hedge effectiveness of foreign currency forwards and option contracts designated as cash flow hedges are measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the forecasted transaction’s terminal value.

We held forward contracts with a notional amount of $28.6 million dollar equivalent of Euro, $10.6 million dollar equivalent of British pound sterling, $32.1 million dollar equivalent of Japanese yen, $2.6 million dollar equivalent of South Korean won and $36.6 million dollar equivalent of Hungarian forint at March 31, 2009. We held forward contracts with a notional amount of $54.9 million dollar equivalent of Euro, $6.2 million dollar equivalent of British pound sterling, $18.9 million dollar equivalent of Japanese yen, $4.7 million dollar equivalent of South Korean won and $21.7 million dollar equivalent of Hungarian forint at December 31, 2008. These contracts are for terms up to 24 months.

We held option contracts with a notional amount of $95.5 million dollar equivalent of Euro at March 31, 2009. We held option contracts with a notional amount of $111.3 million dollar equivalent of Euro at December 31, 2008. These contracts are for terms up to 24 months.

At March 31, 2009, we expect to reclassify $7.8 million of gains and $264,000 of losses on derivative instruments from accumulated other comprehensive income to net sales during the next twelve months when the hedged international sales occur. At March 31, 2009, we expect to reclassify $114,000 of gains and $1.2 million of losses on derivative instruments from accumulated OCI to cost of sales and $83,000 of gains and $694,000 of losses on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged international expenses occur. Expected amounts are based on derivative valuations at March 31, 2009. Actual results may vary as a result of changes in the corresponding exchange rate subsequent to this date.

During the three months ended March 31, 2009, hedges with a notional amount of $14.4 million were determined to be ineffective. As a result, we recorded a net gain of $417,000 related to these hedges as a component of “net foreign exchange gain (loss)”. We did not record any ineffectiveness during the three months ended March 31, 2008.

Other Derivatives

Other derivatives not designated as hedging instruments under SFAS 133(R) consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss)”. As of March 31, 2009 and December 31, 2008, we held forward contracts with a notional amount of $62.5 million and $67.1 million, respectively.

The following table presents the fair value of derivative instruments on our consolidated balance sheets and the effect of derivative instruments on our Consolidated Statements of Income.

Fair Values of Derivative Instruments (in thousands):

In thousands	Asset Derivatives
	March 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(unaudited)
Derivatives designated as hedging instruments under Statement 133(R)

Foreign exchange contracts – ST forwards	Prepaid expenses and other current assets	$4,508	Prepaid expenses and other current assets	$5,260

Foreign exchange contracts – LT forwards	Other long-term assets	4,362	Other long-term assets	2,654

Foreign exchange contracts – ST options	Prepaid expenses and other current assets	6,801	Prepaid expenses and other current assets	5,705

Foreign exchange contracts – LT options	Other long-term assets	3,172	Other long-term assets	3,838

Total derivatives designated as hedging instruments under Statement 133(R)		$18,843		$17,457

Derivatives not designated as hedging instruments under Statement 133(R)

Foreign exchange contracts – ST forwards	Prepaid expenses and other current assets	$2,190	Prepaid expenses and other current assets	$2,745

Total derivatives not designated as hedging instruments under Statement 133(R)		$2,190		$2,745

Total derivatives		$21,033		$20,202

	Liability Derivatives
	March 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(unaudited)
Derivatives designated as hedging instruments under Statement 133(R)

Foreign exchange contracts – ST forwards	Accrued expenses and other liabilities	$(2,549)	Accrued expenses and other liabilities	$(1,803)

Foreign exchange contracts – LT forwards	Other long-term liabilities	—	Other long-term liabilities	—

Foreign exchange contracts – ST options	Accrued expenses and other liabilities	—	Accrued expenses and other liabilities	—

Foreign exchange contracts – LT options	Other long-term liabilities	—	Other long-term liabilities	—

Total derivatives designated as hedging instruments under Statement 133(R)		$(2,549)		$(1,803)

Derivatives not designated as hedging instruments under Statement 133(R)

Foreign exchange contracts – ST forwards	Accrued expenses and other liabilities	$(1,087)	Accrued expenses and other liabilities	$(3,280)

Total derivatives not designated as hedging instruments under Statement 133(R)		$(1,087)		$(3,280)

Total derivatives		$(3,636)		$(5,083)

The following unaudited table shows the effect of derivative instruments on the Consolidated Statements of Income for the three-months ended March 31, 2009 and 2008 (in thousands):

Derivatives in Statement 133(R) Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) (in thousands)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009		2009		2009
Foreign exchange contracts – forwards and options	$3,796	Net sales	$2,633	Net foreign exchange gain (loss)	$940

Foreign exchange contracts – forwards and options	(2,746)	Cost of sales	(255)	Net foreign exchange gain (loss)	(523)

Foreign exchange contracts – forwards and options	(888)	Operating expenses	(266)	Net foreign exchange gain (loss)	—

Total	$162		$2,112		$417

Derivatives not Designated as Hedging Instruments under Statement 133(R)	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2009
Foreign exchange contracts – forwards	Net foreign exchange gain/(loss)	$3,089

Total		$3,089

NOTE 6 – Inventories

Inventories, net consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
	(unaudited)

Raw materials	$45,120	$48,004
Work-in-process	2,109	4,150
Finished goods	55,389	55,204
	$102,618	$107,358

NOTE 7 – Intangibles

Intangibles at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009			December 31, 2008
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$28,724	$(13,453)	$15,271	$25,610	$(11,344)	$14,266
Acquired technology	27,418	(17,690)	9,728	27,503	(16,804)	10,699
Patents	17,371	(4,691)	12,680	16,068	(4,506)	11,562
Leasehold equipment and other	11,439	(6,430)	5,009	11,401	(6,013)	5,388
	$84,952	$(42,264)	$42,688	$80,582	$(38,667)	$41,915

Software development costs capitalized for the three months ended March 31, 2009 and March 31, 2008 were $3.1 million and $1.5 million, respectively. Capitalized software amortization expense was $2.1 million and $2.5 million for the three months ended March 31, 2009 and March 31, 2008, respectively. Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Patents are amortized using the straight-line method over their estimated period of benefit, generally ten to seventeen years. Total intangible assets amortization expenses were $3.6 million and $3.9 million for the three months ended March 31, 2009 and March 31, 2008, respectively.

Acquired core technology and intangible assets are amortized over their useful lives, which range from three to eight years. Amortization expense for intangible assets acquired was approximately $1.0 million and $1.0 million for the three months ended March 31, 2009 and March 31, 2008, respectively, of which approximately $887,000 and $850,000 was recorded in cost of sales for the three months ended March 31, 2009 and March 31, 2008, respectively, and approximately $126,000 and $150,000 was recorded in operating expenses for the three months ended March 31, 2009 and March 31, 2008, respectively. The estimated amortization expense of intangible assets acquired for the current fiscal year and in future years will be recorded in the consolidated statements of income as follows (in thousands):

Fiscal Year	Cost of Sales	Acquisition related costs and amortization, net	Total

2009	3,300	502	3,802
2010	2,765	341	3,106
2011	2,121	214	2,335
2012	1,212	282	1,494
Thereafter
Total	9,398	1,339	10,737

NOTE 8 – Goodwill

The carrying amount of goodwill for 2009 is as follows:

Amount (in thousands)
Balance as of December 31, 2008	$64,561
Acquisitions	—
Divestitures	—
Foreign currency translation impact	(393)
Balance as of March 31, 2009	$64,168

The excess purchase price over the fair value of assets acquired is recorded as goodwill. As we have one operating segment, we allocate goodwill to one reporting unit for goodwill impairment testing. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 28, 2009. No impairment of goodwill has been identified during the period presented. Goodwill is deductible for tax purposes in certain jurisdictions.

NOTE 9 – Income Taxes

In July 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of Statement of Financial Accounting Standards 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We had $9.5 million and $8.7 million of unrecognized tax benefits at March 31, 2009 and March 31, 2008, respectively, all of which would affect our effective income tax rate if recognized. As of March 31, 2009, it is deemed reasonable that we will recognize tax benefits in the amount of $1.6 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority. Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2009, we have approximately $646,000 accrued for interest related to uncertain tax positions. We recognized no material adjustment to the liability for unrecognized income tax benefits. The tax years 2002 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 115% for the three months ended March 31, 2009, and 19% for the three months ended March 31, 2008. For the three months ended March 31, 2009, our effective tax rate was higher than the U.S. federal statutory rate of 35% as a result of certain stock-based compensation expenses that do not result in a tax deduction and are a greater percentage of net income in the three months ended March 31, 2009, than they were during the same period in 2008. Non-deductible stock-based compensation expense accounted for 16 percentage points of the difference between the statutory rate and the effective rate. In addition, during the three months ended March 31, 2009, 18 percentage points of the difference was due to a valuation allowance related to the deferred tax assets for which tax benefits were previously recognized and 43 percentage points was due to the partial release of a deferred tax asset valuation allowance. The partial release of the valuation allowance had the effect of increasing our effective tax rate in the three months ended March 31, 2009, because we reported a net loss before taxes in that period. The increase in our effective tax rate for the three months ended March 31, 2009, compared to March 31, 2008, was primarily the result of the following; 13 percentage points due to an increase in non-deductible stock-based compensation expense as a percentage of net income, 20 percentage points due to a change in the valuation allowance related to deferred tax assets for which tax benefits were previously recognized and 53 percentage points due to the partial release of a deferred tax asset valuation allowance. For the three months ended March 31, 2008, our effective tax rate was lower than the U.S. federal statutory rate of 35% primarily as a result of tax exempt interest, reduced tax rates in certain foreign jurisdictions, and the partial release of a deferred tax asset valuation allowance.

NOTE 10 – Comprehensive Income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward and option contracts and securities available for sale. Comprehensive income for the three month periods ended March 31, 2009 and March 31, 2008, was as follows (in thousands):

	Three Months Ended
	March 31,
	(unaudited)
	2009	2008
Comprehensive income:
Net income	$358	$17,616
Foreign currency translation gains (losses), net of taxes	(2,775)	5,703
Unrealized losses on derivative instruments, net of taxes	(78)	(2,107)
Unrealized (losses) on available for sale securities, net of taxes	(180)	(355)
Total comprehensive income	$(2,675)	$20,857

NOTE 11 – Stock-Based Compensation Plans

Stock option plans

Our stockholders approved the 1994 Incentive Stock Option Plan (the “1994 Plan”) on May 9, 1994. At the time of approval, 9,112,500 shares of our common stock were reserved for issuance under this plan. In 1997, an additional 7,087,500 shares of our common stock were reserved for issuance under this plan, and an additional 750,000 shares were reserved for issuance under this plan, as amended, in 2004. The 1994 Plan terminated in May 2005, except with respect to outstanding awards previously granted thereunder. Awards under the plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares vests over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but shares cannot accelerate to vest over a period of less than five years. Stock options must be exercised within ten years from date of grant. Stock options were issued at the market price at the grant date. As part of the requirements of SFAS 123R, Share-Based Payment, we are required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

Transactions under all stock option plans are summarized as follows:

	Number of shares under option	Weighted average Exercise price
Outstanding at December 31, 2008	4,272,567	$25.97
Exercised	(249,969)	12.72
Canceled	(66,567)	29.12
Granted	—	—
Outstanding at March 31, 2009	3,956,031	$26.76

The aggregate intrinsic value of stock options at exercise, represented in the table above, was $1.5 million for the three months ended March 31, 2009. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $5.0 million as of March 31, 2009, related to approximately 348,000 shares with a per share weighted average fair value of $16.75. We anticipate this expense to be recognized over a weighted average period of approximately 4.3 years.

	Outstanding and Exercisable by Price Range as of March 31, 2009

	Options Outstanding			Options Exercisable

Range of Exercise prices	Number outstanding as of 3/31/2009	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of 3/31/2009	Weighted average exercise price
$12.36 – $ 21.04	1,333,833	2.43	$20.63	1,224,727	$20.64
$21.25 – $ 29.85	1,353,962	4.58	$27.89	1,125,849	$27.82
$30.51 – $ 34.38	1,268,236	1.23	$31.99	1,257,424	$31.99
$12.36 – $ 34.38	3,956,031	2.78	$26.76	3,608,000	$26.84

The weighted average remaining contractual life of options exercisable as of March 31, 2009 was 2.6 years. The aggregate intrinsic value of options outstanding as of March 31, 2009 was $(32.1) million. The aggregate intrinsic value of options currently exercisable as of March 31, 2009 was $(29.5) million. No options were granted in the three months ended March 31, 2009 as our 1994 Plan terminated in May 2005.

Restricted stock plan

Our stockholders approved the 2005 Incentive Plan on May 10, 2005. At the time of approval, 2,700,000 shares of our common stock were reserved for issuance under this plan, as well as the number of shares which had been reserved but not issued under the 1994 Plan (our incentive stock option plan which terminated in May 2005), and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and restricted stock units (“RSUs”) to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. Shares available for grant at March 31, 2009 were 2,620,700. As part of the requirements of SFAS 123R, we are required to estimate potential forfeitures of RSUs and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

Transactions under the 2005 Incentive Plan are summarized as follows:

	RSUs
	Number of RSUs	Weighted Average Grant Price
Balance at December 31, 2008	2,165,228	$26.99
Granted	24,725	19.77
Earned	—	—
Canceled	(9,761)	27.23
Balance at March 31, 2009	2,180,192	$26.90

Total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $54.5 million as of March 31, 2009, related to 2,180,192 shares with a per share weighted average fair value of $26.90. We anticipate this expense to be recognized over a weighted average period of approximately 7.0 years.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods on February 1, May 1, and November 1 of each year. During our annual shareholders meeting held on May 7, 2007, shareholders approved an additional 3.0 million shares of common stock to be reserved for issuance under this plan. Employees may designate up to 15% of their compensation for the purchase of common stock. Common stock reserved for future employee purchases aggregated 2,364,886 shares at March 31, 2009. Shares issued under this plan were 228,721 in the three month period ended March 31, 2009. The weighted average fair value of the employees’ purchase rights was $18.25 and was estimated using the Black-Scholes model with the following assumptions:

2009
Dividend expense yield	0.3%
Expected life	3 months
Expected volatility	45%
Risk-free interest rate	1.7%

For the three months ended March 31, 2009 and March 31, 2008, stock-based compensation recorded as a component of cost of sales, sales and marketing, research and development, and general and administrative was as follows:

	Three Months Ended
	March 31,
	(unaudited)
	2009	2008
Stock-based compensation
Cost of sales	$310	$244
Sales and marketing	2,185	2,007
Research and development	1,737	1,727
General and administrative	799	754

Provision for income taxes	(3,014)	(1,083)
Total	$2,017	$3,649

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

NOTE 12 – Commitments and Contingencies

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

The warranty reserve for the three month periods ended March 31, 2009 and 2008, respectively, was as follows (in thousands):

	Three Months Ended
	March 31,
	(unaudited)
	2009	2008
Balance at the beginning of the period	$952	$750
Accruals for warranties issued during the period	496	436
Settlements made (in cash or in kind) during the period	(602)	(414)
Balance at the end of the period	$846	$772

As of March 31, 2009, we have outstanding guarantees for payment of foreign operating leases, customs and foreign grants totaling approximately $2.0 million.

As of March 31, 2009, we have non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7.7 million over the next twelve months.

NOTE 13 – Segment Information

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

Total net sales, operating income, interest income and long-lived assets, classified by the major geographic areas in which we operate, are as follows (in thousands):

	Three Months Ended March 31,
	(unaudited)
	2009	2008
Net sales:
Americas:
Unaffiliated customer sales	$68,439	$83,585
Geographic transfers	21,361	30,983
	89,800	114,568

Europe:
Unaffiliated customer sales	49,480	59,144
Geographic transfers	50,153	50,584
	99,633	109,728

Asia Pacific:
Unaffiliated customer sales	39,880	50,190
Eliminations	(71,514)	(81,567)

	$157,799	$192,919

	Three Months Ended March 31,
	(unaudited)
	2009	2008
Operating income (loss):
Americas	$5,307	$15,253
Europe	16,780	21,038
Asia Pacific	10,223	17,378
Unallocated:
Research and development expenses	(34,789)	(35,604)
	$(2,479)	$18,065

	Three Months Ended March 31,
	(unaudited)
	2009	2008
Interest income:
Americas	$294	$1,056
Europe	274	1,050
Asia Pacific	21	31
	$589	$2,137

	March 31, 2009	December 31, 2008
	(unaudited)
Long-lived assets:
Americas	$106,226	$107,701
Europe	37,518	39,280
Asia Pacific	7,049	7,496
	$150,793	$154,477

Total sales outside the United States for the three month periods ended March 31, 2009 and 2008 were $96.2 million and $116.7 million, respectively.

NOTE 14 – Acquisitions

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

Goodwill	$10,818
Acquired core technology	5,201
Non-competition agreements	159
Trademarks	119
Customer relationships	354
Current assets acquired	3,057
Long-term assets acquired	20
Current liabilities assumed	(486)
Deferred tax liabilities	(1,458)
Total equity acquired	$17,784

Goodwill is not deductible for tax purposes. Existing technology, non-competition agreements, trademarks and customer relationships have useful lives of 5 years, 3 years, 3 years, and 5 years, respectively, and will be amortized over these periods from the date of acquisition. These assets are not deductible for tax purposes.

NOTE 15 – Recently Issued Accounting Pronouncements

In February 2008, the FASB issued Financial Statement Position (“FSP”) 157-2, Effective Date of FASB Statement 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We adopted FSP 157-2 on January 1, 2009 as required and concluded it did not have a material impact on our consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. We are currently evaluating the requirements of FSP FAS 157-4 and have not yet determined the impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141R, Business Combinations—a replacement of FASB Statement 141, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. We adopted SFAS 161 on January 1, 2009, as required and concluded it did not have a significant impact on our consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133(R) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. We adopted SFAS 161 on January 1, 2009, as required and concluded it did not have a significant impact on our consolidated financial position or results of operations.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations, and other U.S. generally accepted accounting principles. The provisions of FSP FAS 142-3 are effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We adopted FSP FAS 142-3 on January 1, 2009, as required and concluded it did not have a significant impact on our consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. We are currently evaluating the requirements of FSP FAS 115-2 and have not yet determined the impact on our consolidated financial statements.

NOTE 16 – Litigation

We filed a patent infringement action on January 25, 2001, in the U.S. District Court, Eastern District of Texas (Marshall Division) claiming that The MathWorks, Inc. ("MathWorks") infringed certain of our U.S. patents. On January 30, 2003, a jury found infringement by MathWorks of three of the patents involved and awarded us specified damages. On June 23, 2003, the District Court entered final judgment in favor of us and entered an injunction against MathWorks' sale of its Simulink and related products and stayed the injunction pending appeal. Upon appeal, the judgment and the injunction were affirmed by the U.S. Court of Appeals for the Federal Circuit (September 3, 2004). Subsequently the stay of injunction was lifted by the District Court. In November 2004, the final judgment amount of $7.4 million which had been held in escrow pending appeal was released to us.

An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court's decision of June 23, 2003 (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks' declaratory judgment complaint, denying MathWorks' claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks' modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court's denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. On November 22, 2006, the District Court lifted the stay. The case schedule has yet to be set in this action. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. In the fourth quarter of 2006, we accrued an additional $600,000 related to this contingency. We charged approximately $1,500 against this accrual during the three months ended March 31, 2009.  To date, we have charged a cumulative total of $620,000 against this accrual.

NOTE 17 – Subsequent Event

On April 22, 2009, our Board of Directors declared a quarterly cash dividend of $0.12 per common share, payable June 1, 2009, to shareholders of record on May 11, 2009.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding our future financial performance or operations (including, without limitation, statements to the effect that we “believe,” "expect," "plan," "may," "will," "project," "continue," or "estimate" or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” beginning on page 33, and the discussion below. Readers are also encouraged to refer to the documents regularly filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for further discussion of our business and the risks attendant thereto.

Overview

National Instruments Corporation (“we” or “our”) is a leading supplier of measurement and automation products that engineers and scientists use in a wide range of industries. These industries comprise a large and diverse market for design, control and test applications. We provide flexible application software and modular, multifunctional hardware that users combine with industry-standard computers, networks and third party devices to create measurement, automation and embedded systems, which we also refer to as “virtual instruments”. Our approach gives customers the ability to quickly and cost-effectively design, prototype and deploy unique custom-defined solutions for their design, control and test application needs. We sell to a large number of customers in a wide variety of industries. No single customer accounted for more than 3% of our sales in the three months ended March 31, 2009 or in the years 2008, 2007 or 2006.

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

We sell into test and measurement (“T&M”) and industrial/embedded applications in a broad range of industries and as such are subject to the economic and industry forces which drive those markets. It has been our experience that the performance of these industries and our performance is impacted by general trends in industrial production for the global economy and by the specific performance of certain vertical markets that are intensive consumers of measurement technologies. Examples of these markets are semiconductor capital equipment, telecom, defense, aerospace, automotive and others. In assessing our business, we consider the trends in the Global Purchasing Managers Index (“PMI”) published by JP Morgan, global industrial production as well as industry reports on the specific vertical industries that we target. The global industrial economy is currently in a recession. Many economists and other experts are predicting that this recession in the U.S. and global economies will likely continue through the remainder of 2009 and possibly beyond. We are unable to predict how long this recession will last. We expect our business to continue to be adversely impacted by this downturn in the U.S. and global economies.

We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the United States and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 57% of our revenues in each of the three months ended March 31, 2009 and 2008. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 13 of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and identifiable assets).

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

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. Our customers across all industries and geographic regions demonstrated reduced order patterns beginning in the fourth quarter of 2008. We saw those reduced order patterns continue during the quarter ended March 31, 2009 as almost all of the world’s major industrial economies reported record or near record declines in industrial production, signaling severe contraction in the industrial economy. The difficult economic conditions were reflected in our order trends and revenue for the March 2009 quarter.

With the quarterly average of the global Purchasing Managers Index (PMI) reaching a record low of 36 for the first quarter of 2009, we saw the effect of the global recession worldwide. Although the average PMI reading of 36 for the first quarter of 2009 was a record low, we did see some stabilization of the PMI as the level for January 2009 was 35, 35.8 for February 2009 and 37.3 for March 2009. However, these PMI levels continue to indicate that the industrial economy was still declining rapidly through the end of March 2009 and that conditions will likely remain weak throughout 2009. Although the rapid decline in the PMI seems to have ended and we have seen the effect of this PMI stabilization on our daily order rate which has stabilized in absolute dollars, we cannot predict when these overall adverse business conditions will improve or when the economic downturn will end. Our primary financial goals are to maintain our financial strength and to take advantage of the opportunities this downturn may create. Our key strategies to achieving these goals are to maintain a stable gross margin and to optimize our operating expense cost structure while maintaining strong employee productivity.

During the three months ended March 31, 2009, we took additional steps to reduce our operating cost structure. For the remainder of 2009, we will continue to be prudent in managing our expenses by reducing discretionary expenses while sustaining our strategic investment in research and development and field sales. As a result, our spending plans for the full year 2009 have been reduced by approximately $25 million from our expected levels earlier this year and we are currently budgeting for a decrease in total operating expenses of approximately 10% for 2009 compared to 2008. Although this strategy was successful during the three months ended March 31, 2009, we cannot be certain that we will achieve the same level of success in future periods. Historically, our operating results fluctuate from period to period due to changes in global economic conditions and a number of other factors. As a result, we believe historical results of operations should not be relied upon as indications of future performance. We have been profitable in every year since 1990. However, there can be no assurance that we will remain profitable in future periods.
Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our consolidated statements of income:

	Three Months Ended
	March 31,
	2009	2008
Net sales:
Americas	43.4%	43.3%
Europe	31.3	30.7
Asia Pacific	25.3	26.0
Consolidated net sales	100.0	100.0
Cost of sales	25.9	25.4
Gross profit	74.1	74.6
Operating expenses:
Sales and marketing	43.6	38.1
Research and development	22.1	18.5
General and administrative	10.0	8.6
Total operating expenses	75.7	65.2
Operating income (loss)	(1.6)	9.4
Other income (expense):
Interest income	0.4	1.1
Net foreign exchange gain (loss)	(0.4)	0.8
Other income (expense), net	0.1	–
Income (loss) before income taxes	(1.5)	11.3
Provision for (benefit from) income taxes	(1.7)	2.2
Net income	0.2%	9.1%

Net Sales.  Consolidated net sales were $157.8 million and $192.9 million for the three month periods ended March 31, 2009 and 2008, respectively, a decrease of 18%.  This decrease can be attributed to declines in sales volume across all areas of our business. Instrument control products which comprise approximately 6% of our revenues, saw a year-over-year decline of 42%. Products in the areas of virtual instrumentation and graphical system design which comprise approximately 94% of our revenues saw a year-over-year decline of 16%. For the three months ended March 31, 2008, instrument control products comprised 9% of our revenues, while virtual instrumentation and graphical system design comprised 91% of our revenues. Our instrument control products are the most economically sensitive portion of our revenue, and we expect the year-over-year revenue trend in instrument control to continue to be very weak in the second quarter and third quarters of 2009. We did not take any significant action with regard to pricing during the three months ended March 31, 2009, and thus, the decrease in revenues is attributable to a decrease in customer orders.

Sales in the Americas were $68.4 million and $83.6 million for the three month periods ended March 31, 2009 and 2008, respectively, a decrease of 18%. Sales outside of the Americas, as a percentage of consolidated sales, remained constant at 57% in each of the three month periods ended March 31, 2009, and 2008. Sales in Europe were $49.5 million and $59.1 million for the three month periods ended March 31, 2009 and 2008, respectively, a decrease of 16%. Sales in Asia were $39.9 million and $50.2 million for the three month periods ended March 31, 2009, and 2008, respectively, a decrease of 21%. We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

Almost all sales made by our direct sales offices in the Americas, outside of the United States, in Europe and in Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. For the three months ended March 31, 2009, net of hedging results, the change in exchange rates had the effect of decreasing our consolidated sales by $7.4 million or 4%, decreasing Americas sales by $2.2 million or 3%, decreasing European sales by $2.0 million or 3%, and decreasing sales in Asia Pacific by $3.2 million or 6% compared to the three months ended March 31, 2008.

Gross Profit.  As a percentage of sales, gross margin was 74% and 75% for the three month periods ended March 31, 2009, and 2008, respectively. Gross margin decreased in the three months ended March 31, 2009, primarily as a result of reduced sales volumes compared to the same period in 2008. For the three months ended March 31, 2009, charges related to acquisition related intangibles and stock based compensation increased to $1.2 million from $1.1 million during the comparable period in 2008. For the three months ended March 31, 2009, the net impact of foreign currency exchange rates had the effect of decreasing our cost of goods sold by $1.6 million or 3%. For the three months ended March 31, 2008, the net impact of foreign currency exchange rates had the effect of increasing our cost of goods sold by $992,000 or 2%.

Sales and Marketing.  Sales and marketing expenses were $68.8 million and $73.5 million for the three month periods ended March 31, 2009, and 2008, respectively, a decrease of 6%. As a percentage of net sales, sales and marketing expenses were 44% and 38% over the same periods. The decrease in sales and marketing expense for the three months ended March 31, 2009, was partly due to decreases in discretionary spending of approximately $2.8 million compared to the comparable prior year period. These decreases were in the areas of travel and advertising. Also, during the three months ended March 31, 2009, the net impact of foreign currency exchange rates had the effect of decreasing our sales and marketing expense by $3.3 million or 4% compared to the same period in 2008. The increase in sales and marketing expense as a percentage of revenue was due to the 18% decrease in revenue during the three months ended March 31, 2009, compared to the three months ended March 31, 2008. We plan to continue to make investments in our field sales force during the remainder of 2009. However, due to the continued downturn in the industrial economy in 2009 and due to the fact that we cannot anticipate when this downturn might ease, our field sales expansion during the remainder of 2009 will likely be less than it was in 2008. We expect sales and marketing expenses in future periods to continue to fluctuate as a percentage of sales based on recruiting, marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

Research and Development.  Research and development expenses were $34.8 million and $35.6 million for the three month periods ended March 31, 2009, and 2008, respectively, a decrease of 2%. As a percentage of net sales, research and development expenses were 22% and 19% over the same periods. The increase in research and development expenses as a percentage of revenue was due to the 18% decrease in revenue during the three months ended March 31, 2009, compared to the three months ended March 31, 2008. Overall expenses in research and development remained relatively constant due to spending controls on discretionary items such as travel. To an extent, these cost controls were offset by an increase in personnel expenses due to a net increase of 82 people in our worldwide R&D group during the three months ended March 31, 2009, compared to the same period in 2008. In addition, during the three months ended March 31, 2009, the net impact of foreign currency exchange rates had the effect of decreasing our research and development expense by $203,000 or 1% compared to the same period in 2008. We plan to continue to make additional investments in our research and development group during the remainder of 2009. However, due to the continued downturn in the industrial economy and due to the fact that we cannot anticipate when this downturn might ease, our research and development expansion during 2009 will likely be less than it was in 2008.

We capitalize software development costs in accordance with SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. We amortize such costs over the related product’s estimated economic life, generally three years, beginning when a product becomes available for general release. Software amortization expense included in cost of goods sold totaled $2.1 million and $2.5 million during the three month periods ended March 31, 2009 and 2008, respectively. Internally developed software costs capitalized during the three month periods ended March 31, 2009 and 2008, were $3.1 million and $1.5 million, respectively. Capitalization of internally developed software costs varies depending on the timing of when each project reaches technological feasibility and the length and scope of the development cycle of each individual project. (See Note 7 of Notes to Consolidated Financial Statements for a description of intangibles).

General and Administrative.  General and administrative expenses were $15.8 million and $16.7 million for the three month periods ended March 31, 2009 and 2008, respectively, a decrease of 5%. As a percentage of net sales, general and administrative expenses were 10% and 9% over the same periods. The increase in general and administrative expenses as a percentage of revenue was driven by the 18% decrease in revenue during the three months ended March 31, 2009, compared to the three months ended March 31, 2008. During the three months ended March 31, 2009, the net impact of foreign currency exchange rates had the effect of decreasing our general and administrative expense by $602,000 or 4% compared to the same period in 2008. We expect that general and administrative expenses in future periods will fluctuate in absolute dollars and as a percentage of revenue.

Interest Income.  Interest income was $589,000 and $2.1 million for the three month periods ended March 31, 2009 and 2008, respectively, a decrease of 72%. The decrease is attributable to a decrease in invested funds as well as a significant decrease in investment yields. The source of interest income is from the investment of our cash and short-term and long-term investments.

Net Foreign Exchange Gain (Loss).  Net foreign exchange gain (loss) was ($702,000) and $1.5 million for the three month periods ended March 31, 2009 and 2008, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in countries where our functional currency is not the U.S. dollar. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

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

To protect against the change in the value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales and expenses over the next one to two years, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue and forecasted expenses denominated in foreign currencies with forward and option contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. For option contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the option contracts net of the premium paid designated as hedges. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” We purchase foreign currency forward and option contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, British pound sterling and Hungarian forint) and limit the duration of these contracts to 40 months or less. As a result, our hedging activities only partially address our risks from foreign currency transactions, and there can be no assurance that this strategy will be successful. We do not invest in contracts for speculative purposes. (See Note 5 of Notes to Consolidated Financial Statements for a description of our forward and purchased option contracts and hedged positions). Our hedging strategy reduced our foreign exchange losses by $3.5 million during the three months ended March 31, 2009, and reduced our foreign exchange gain by $2.2 million during the three months ended March 31, 2008.

Provision for Income Taxes.  Our provision for income taxes reflected an effective tax rate of 115% for the three months ended March 31, 2009, and 19% for the three months ended March 31, 2008. For the three months ended March 31, 2009, our effective tax rate was higher than the U.S. federal statutory rate of 35% as a result of certain stock-based compensation expenses that do not result in a tax deduction and are a greater percentage of net income in the three months ended March 31, 2009, than they were during the same period in 2008. Non-deductible stock-based compensation expense accounted for 16 percentage points of the difference between the statutory rate and the effective rate. In addition, during the three months ended March 31, 2009, 18 percentage points of the difference was due to a valuation allowance related to the deferred tax assets for which tax benefits were previously recognized and 43 percentage points was due to the partial release of a deferred tax asset valuation allowance. The partial release of the valuation allowance had the effect of increasing our effective tax rate in the three months ended March 31, 2009, because we reported a net loss before taxes in that period. The increase in our effective tax rate for the three months ended March 31, 2009, compared to March 31, 2008, was primarily the result of the following; 13 percentage points due to an increase in non-deductible stock-based compensation expense as a percentage of net income, 20 percentage points due to a change in the valuation allowance related to deferred tax assets for which tax benefits were previously recognized and 53 percentage points due to the partial release of a deferred tax asset valuation allowance. For the three months ended March 31, 2008, our effective tax rate was lower than the U.S. federal statutory rate of 35% primarily as a result of tax exempt interest, reduced tax rates in certain foreign jurisdictions, and the partial release of a deferred tax asset valuation allowance.

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents, Short-term Investments and Long-term Investments.  The following table presents our working capital, cash and cash equivalents and marketable securities (in thousands):
	March 31, 2009	December 31, 2008	Increase/ (Decrease)
	(unaudited)
Working capital	$390,215	$398,292	$(8,077)
Cash and cash equivalents (1)	227,448	229,400	(1,952)
Short-term investments (1)	14,044	6,220	7,824
Long-term investments	10,500	10,500	—
Total cash, cash equivalents, short and long-term investments	$251,992	$246,120	$5,872

(1)         Included in working capital

Our working capital and short-term investments decreased by $8.1 million during the three months ended March 31, 2009, compared to December 31, 2008, due to repurchases of shares of our common stock, dividend payments, capital expenditures and the net purchase of short-term and long-term investments, offset by cash provided by operations.

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

Cash Provided and (Used) in 2009 and 2008.  Cash and cash equivalents decreased to $227.4 million at March 31, 2009 from $229.4 million at December 31, 2008. The following table summarizes the proceeds and (uses) of cash (in thousands):

	Three Months Ended March 31,
	2009	2008
	(unaudited)
Cash provided by operating activities	$24,806	$30,442
Cash (used by) provided by investing activities	(15,282)	28,024
Cash (used by) investing activities	(11,476)	(47,440)
Net (decrease) increase in cash equivalents	(1,952)	11,026
Cash and cash equivalents at beginning of year	229,400	194,839
Cash and cash equivalents at end of period	$227,448	$205,865

Our operating activities provided $24.8 million and $30.4 million for the three month periods ended March 31, 2009 and 2008, respectively, an 18% decrease. For the three months ended March 31, 2009, cash provided by operating activities was the result of $12.2 million in net non-cash operating expenses which consisted of depreciation and amortization, stock-based compensation, benefits from deferred income taxes, and by $12.2 million in net cash provided by changes in operating assets and liabilities, principally a $30.6 million decrease in accounts receivable. For the three months ended March, 31, 2008, cash provided by operating activities was the result of $17.6 million in net income and $12.5 million in net non-cash operating expenses which consisted of depreciation and amortization, stock-based compensation, and benefits from deferred income taxes.

Accounts receivable decreased to $90.9 million at March 31, 2009 from $121.5 million at December 31, 2008, as a result of lower sales levels during the three months ended March 31, 2009. This decrease in revenue also caused our days sales outstanding to increase to 61 days at March 31, 2009, compared to 57 days at December 31, 2008. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may face issues gaining access to sufficient funding or credit.

Consolidated inventory balances decreased to $102.6 million at March 31, 2009 from $107.4 million at December 31, 2008. Inventory turns decreased to 1.5 per year for the three months ended March 31, 2009 compared to 2.1 per year at December 31, 2008. The decrease in inventory during the three months ended March 31, 2009, was driven by a reduction in our manufacturing activities in response to the continued slowdown in the industrial economy. Our inventory levels will continue to be determined based upon our anticipated demand for products and our need to keep sufficient inventory on hand to meet our customers’ demands. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.  Rapid changes in industrial demand could have a significant impact on our inventory balances in future periods.

Investing activities used cash of $15.3 million during the three months ended March 31, 2009, which was the result of the net purchase of $7.8 million of short-term investments, the purchase of property and equipment of $3.0 million, capitalization of internally developed software of $3.1 million and the acquisition of other intangibles of $1.3 million. Investing activities provided cash of $28.0 million during the three months ended March 31, 2008, which was the result of the net sale of $53.6 million of short-term investments, offset by the purchase of property and equipment of $5.1 million, capitalization of internally developed software of $1.5 million and an acquisition, net of cash received of $17.1 million.

Financing activities used $11.5 million during the three months ended March 31, 2009, which was the result of $9.2 million used to repurchase our common stock and $9.3 million used to pay dividends to our shareholders, offset by $7.2 million received as a result of the issuance of our common stock from the exercise of stock options and our employee stock purchase plan. Financing activities used $47.4 million during the three months ended March 31, 2008, which was the result of $49.1 million used to repurchase our common stock and $8.7 million used to pay dividends to our shareholders, offset by $10.2 million received as a result of the issuance of our common stock from the exercise of stock options and our employee stock purchase plan.

From time to time our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. Under such programs, we repurchased a total of 489,307 shares of common stock at a weighted average price of $18.77 during the three months ended March 31, 2009 and 4,110,042 and 2,730,125 shares of our common stock at weighted average prices of $25.22 and $29.20 per share, in the years ended December 31, 2008 and 2007, respectively.

On January 23, 2009, our Board of Directors approved a new share purchase plan which increased the aggregate number of shares of common stock that we are authorized to repurchase from 591,324 to 3.0 million. This repurchase plan does not have an expiration date.

During the three months ended March 31, 2009, we received reduced proceeds from the exercise of stock options compared to the three months ended March 31, 2008. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control, and in the future we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, it is now our practice to issue restricted stock units and not stock options to eligible employees which will reduce the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to us.

Contractual Cash Obligations.  Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. As of March 31, 2009, we have non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7.7 million. At December 31, 2008, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $8.4 million.

Guarantees are related to payments of customs and foreign grants. As of March 31, 2009, we have outstanding guarantees for payment of customs and foreign grants totaling approximately $2.0 million. As of December 31, 2008, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $2.4 million.

Off-Balance Sheet Arrangements.  We do not have any debt or off-balance sheet debt. As of March 31, 2009 and December 31, 2008, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•
general economic and political conditions and specific conditions in the markets we address, including the continuing volatility in the industrial economy, current general economic volatility and trends in the industrial economy in the various geographic regions in which we do business;

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

Recently Issued Accounting Pronouncements

See Note 15 – Recently Issued Accounting Pronouncements in Notes to Consolidated Financial Statements.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Response to this item is included in “Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations - Market Risk” above.

Financial Risk Management

Our international sales are subject to inherent risks, including fluctuations in local economies; fluctuations in foreign currencies relative to the U.S. dollar; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, we are subject to the risks associated with fluctuations in currency rates. During the three months ended March 31, 2009, the U.S. dollar generally traded higher against other major currencies that impact our business. This had the effect of decreasing our consolidated sales by 4% compared to the same period in 2008. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing our operating expenses by $4.1 million over the same period. Currently, we are experiencing significant volatility in foreign currency exchange rates in many of the markets in which we do business. This has had a significant impact on the revaluation of our foreign currency denominated firm commitments and on our ability to forecast U.S. dollar equivalent revenues and expenses. If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins. Our foreign currency hedging program includes both foreign currency forward and purchased option contracts to reduce the effect of exchange rate fluctuations. However, our hedging program will not eliminate all of our foreign exchange risks, particularly when market conditions experience the recent level of volatility. (See “Net Foreign Exchange Gain (Loss)” in Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations).

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

Cash, Cash Equivalents and Short-Term Investments

At March 31, 2009, we had $241.5 million in cash, cash equivalents and short-term investments. We maintain cash and cash equivalents with various financial institutions located in many countries throughout the world. Approximately $94.5 million or 39% of these amounts were held in domestic accounts with various financial institutions and $147.0 million or 61% was held in accounts outside of the U.S. with various financial institutions. At March 31, 2009, $71.2 million or 31% of our cash and cash equivalents was held in cash in various operating accounts throughout the world, and $156.3 million or 69% was held in money market accounts. The most significant of our operating accounts was our domestic operating account which held approximately $17.4 million or 5% of our total cash and cash equivalents at a bank that carried an Aa2 rating at March 31, 2009. Our short-term investment balance of $14.0 million was held in our investment accounts in the U.S. We maintain an investment portfolio of various types of security holdings and maturities. Pursuant to SFAS 157, Fair Value Measurements, cash equivalents and short-term investments available-for-sale are valued using a market approach (Level 1) based on the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets. The goal of our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the full investment of available funds. We place our cash investments in instruments that meet credit quality standards, as specified in our corporate investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. Other than our auction rate securities discussed below, at March 31, 2009, our cash equivalents and short-term investments carried ratings from the major credit rating agencies that were in accordance with our corporate investment policy. Our investment policy allows investments in the following; government and federal agency obligations, repurchase agreements (“Repos”), certificates of deposit and time deposits, corporate obligations, medium term notes and deposit notes, commercial paper including asset-backed commercial paper (“ABCP”), puttable bonds, general obligation and revenue bonds, money market funds, taxable commercial paper, corporate notes/bonds, municipal notes, municipal obligations, variable rate demand notes and tax exempt commercial paper. All such instruments must carry minimum ratings of A1/P1/F1, MIG1/VMIG1/SP1 and A2/A/A, as applicable, all of which are considered “investment grade”. Our investment policy for marketable securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months with at least 10% maturing in 90 days or less.

We account for our investments in debt and equity instruments under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities and Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”), SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of shareholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments in marketable securities at March 31, 2009 and December 31, 2008 was $14.0 million and $6.2 million, respectively. The increase was primarily due to the net purchase of $7.8 million of short-term investments during the three months ended March 31, 2009, primarily to diversify our holdings from money market accounts to debt securities and to take advantage of higher yields associated with longer maturity debt securities. We follow the guidance provided by FSP FAS 115-1 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income.

Long-Term Investments

Long-term investments are reported at their fair market value and consist of auction rate securities backed by education loan revenue bonds. One of our auction rate securities is from the Vermont Student Assistance Corporation and has a par value of $2.2 million. The other of our auction rate securities is from the New Hampshire Health and Education Facilities Authority and has a par value of $6.4 million. The ratings for these securities at March 31, 2009, were Baa1/A/AAA and Aaa/NR/AAA, respectively. We note that the bonds from the Vermont Student Assistance Corporation carried ratings of Aa3/A/AAA at December 31, 2008. Historically, we reported the fair market value of these securities at par as differences between par value and the purchase price or settlement value were historically comprised of accrued interest. Auction rate securities are variable rate debt instruments whose interest rates are typically reset approximately every 7 to 35 days. On April 13, 2009, and in prior auction periods beginning in February 2008, the auction process for these securities failed. Prior to the failure of the auction process, we had classified these investments as short-term but are now reporting them as long-term due to the fact that the underlying securities generally have longer dated contractual maturities which are in excess of the guidelines provided for in our corporate investment policy. The auction rate securities are classified as available-for-sale.

At March 31, 2009, we reported these long-term investments at their estimated fair market value of $8.3 million. In November 2008, we accepted the UBS Auction Rate Securities Rights (“the Rights”) agreement offered by UBS as a liquidity alternative to the failed auction process. This Rights agreement is related to the auction rates securities discussed above. The Rights agreement is a nontransferable right to sell our auction rate securities, at par value, back to UBS at any time during the period June 30, 2010, through July 2, 2012. At March 31, 2009, we reported the Rights agreement at its estimated fair market value of $0.3 million. We continue to have the ability to hold the debt instruments to their ultimate maturity and have not made a determination as to whether we will exercise our right under the Rights agreement described above. As such, we have recorded the unrealized loss related to the auction rate securities and the unrealized gain related to the Rights agreement as a component of other income (expense), in our Consolidated Statements of Income. The estimated fair market value of the Rights agreement is also included as a component of our long-term investments.

The estimated fair market value of both the auction rate securities and the Rights agreement was determined using significant unobservable inputs (Level 3) as prescribed by SFAS 157, Fair Value Measurements.  We considered many factors in determining the fair market value of the auction rate securities as well as our corresponding Rights agreement at March 31, 2008, including the fact that the debt instruments underlying the auction rate securities have redemption features which call for redemption at 100% of par value, current credit curves for like securities and discount factors to account for the illiquidity of the market for these securities.

We do not consider these investments as liquid in the short-term and therefore continued to classify them as long-term investments at March 31, 2009. The auction rate market is not expected to provide liquidity for these securities in the foreseeable future. Should we need or desire to access the funds invested in those securities prior to their maturity or prior to our exercise period under the Rights agreement discussed above, we may be unable to find a buyer in a secondary market outside the auction process or if a buyer in a secondary market is found, we would likely realize a loss.

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

In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of March 31, 2009, a 100 basis point increase or decrease in interest rates across all maturities would result in a $854,000 increase or decrease in the fair market value of the portfolio. As of December 31, 2008, a similar 100 basis point shift in the yield curve would have resulted in a $673,000 increase or decrease in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is an other than temporary impairment.

Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of March 31, 2009, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

Current adverse economic conditions have had widespread negative effects on the financial markets. Due to credit concerns and the lack of liquidity in the short-term funding markets, we continue to maintain a large percentage of our portfolio in money market funds. This has negatively impacted and will likely to continue to negatively impact our investment income, particularly if yields continue to decline or stay at low levels.

Exchange Rate Risk

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. The principal currencies hedged are the Euro, British pound, Japanese yen, Korean won and Hungarian forint. We monitor our foreign exchange exposures regularly to help ensure the overall effectiveness of our foreign currency hedge positions. During the three months ended March 31, 2009, we continued to see significant volatility in foreign currency exchange rates in many of the markets in which we do business. Therefore, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at March 31, 2009 and December 31, 2008, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $28.8 million and $30.6 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 5 of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

Item 4.                      Controls and Procedures

Our Chief Executive Officer, Dr. James Truchard, and our Chief Financial Officer, Alex Davern, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), required by paragraph (b) of Rule 13a – 15 or Rule 15d – 15, as of March 31, 2009, have concluded that our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. We continue to enhance our internal control over financial reporting in key functional areas with the goal of monitoring our operations at the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required under Auditing Standard No. 5 issued by the Public Company Accounting Oversight Board. We discuss and disclose these matters to the audit committee of our board of directors and to our auditors. During the three months ended March 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a – 15 or Rule 15d – 15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

We filed a patent infringement action on January 25, 2001, in the U.S. District Court, Eastern District of Texas (Marshall Division) claiming that The MathWorks, Inc. (“MathWorks”) infringed certain of our U.S. patents. On January 30, 2003, a jury found infringement by MathWorks of three of the patents involved and awarded us specified damages. On June 23, 2003, the District Court entered final judgment in favor of us and entered an injunction against MathWorks' sale of its Simulink and related products and stayed the injunction pending appeal. Upon appeal, the judgment and the injunction were affirmed by the U.S. Court of Appeals for the Federal Circuit (September 3, 2004). Subsequently the stay of injunction was lifted by the District Court. In November 2004, the final judgment amount of $7.4 million which had been held in escrow pending appeal was released to us.

An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court's decision of June 23, 2003 (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks' declaratory judgment complaint, denying MathWorks' claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks' modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court's denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. On November 22, 2006, the District Court lifted the stay. The case schedule has yet to be set in this action. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. In the fourth quarter of 2006, we accrued an additional $600,000 related to this contingency. We charged approximately $1,500 against this accrual during the three months ended March 31, 2009. To date, we have charged a cumulative total of $620,000 against this accrual.

ITEM 1A.                      RISK FACTORS

Declining General Economic Conditions and Fluctuations in the Global Credit and Equity Markets Have Adversely Affected Our Financial Condition and Results of Operations. Our business is sensitive to changes in general economic conditions, both in the U.S. and globally. Due to the continued tightening of the credit markets and concerns regarding the availability of credit, our current or potential customers have delayed or reduced purchases of our products which has adversely affected our revenues and therefore harmed our business and results of operations. In addition, the continuing uncertainty in the financial markets is likely to continue to have an adverse effect on the U.S. and world economies, which could continue to negatively impact the spending patterns of businesses including our current and potential customers. There can be no assurances that government responses to the disruptions in the financial markets will restore confidence in the U.S. and global markets. The global industrial economy is currently in a recession. Many economists and other experts are predicting that this recession in the U.S. and global economies will likely continue through the remainder of 2009 and possibly beyond. We are unable to predict how long this recession will last. We expect our business to continue to be adversely impacted by this downturn in the U.S. and global economies. In particular, our business has fluctuated in the past based on changes in the global Purchasing Managers Index (“PMI”) which by its measures has indicated a contracting industrial economy since September 2008. We are unable to predict when this contraction will end or how much it will negatively impact our business in future periods.  These negative market conditions, the uncertainty surrounding the extent to which our business will be harmed by them, as well as the uncertainty surrounding their depth and length, make forecasting our results more difficult.

Concentrations of Credit Risk and Negative Conditions in the Global Financial Markets May Adversely Affect Our Financial Condition and Result of Operations. By virtue of our holdings of investment securities and foreign currency derivatives, we have exposure to many different counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks and investment banks. Many of these transactions expose us to credit risk in the event of a default of our counterparties. We have policies relating to initial credit rating requirements and to exposure limits to counterparties, which are designed to mitigate credit and liquidity risk. There can be no assurance, however, that any losses or impairments to the carrying value of our financial assets as a result of defaults by our counterparties, would not materially and adversely affect our business, financial position and results of operations.

Negative Conditions in the Global Credit Markets Have Impaired the Liquidity of a Portion of Our Investment Portfolio.  Our long-term investments consist of auction rate securities backed by education loan revenue bonds. One of our auction rate securities is from the Vermont Student Assistance Corporation and has a par value of $2.2 million.  The other of our auction rate securities is from the New Hampshire Health and Education Facilities Authority and has a par value of $6.4 million. On April 13, 2009, and in prior auction periods beginning in February 2008, the auction process for these securities failed. These auction rate securities are classified as available-for-sale. We do not consider these investments as liquid in the short-term and therefore continued to classify them as long-term investments at March 31, 2009. The auction rate market is not expected to provide liquidity for these securities in the foreseeable future. Should we need or desire to access the funds invested in those securities prior to their maturity or prior to our exercise period under our Rights agreement with UBS, we may be unable to find a buyer in a secondary market outside the auction process or if a buyer in a secondary market is found, we would likely realize a loss.

We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results.  During the fourth quarter of 2008, we established an operating budget for 2009. Our budgets are established based on the estimated revenue from forecasted sales of our products which are based on economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. In response to the continued weakness of the global industrial economy, we have continued to revise our budgeted expenditures in order to respond to the continued adverse economic conditions and reduction in our revenues. Continued decreased demand for our products beyond that which we have anticipated in our revised budget for 2009, will likely result in decreased revenue and could require us to further revise our budget and reduce expenditures. Exceeding our established operating budget or failing to reduce expenditures in response to further decreases in revenue could have a material adverse effect on our operating results. Our spending could exceed our budgets due to a number of factors, including:

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

Our Business is Dependent on Key Suppliers. Our manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these components are available through limited sources. Limited source components purchased include custom application specific integrated circuits (“ASICs”), chassis and other components. We have in the past experienced delays and quality problems in connection with limited source components, and there can be no assurance that these problems will not recur in the future. Accordingly, our failure to receive components from limited suppliers could result in a material adverse effect on our revenues and operating results. In the event that any of our limited suppliers experience significant financial or operational difficulties due to adverse global economic conditions or otherwise, our business and operating results would likely be adversely impacted until we are able to secure another source for the required materials.

We May Experience Component Shortages.  As has occurred in the past and as may be expected to occur in the future, supply shortages of components used in our products, including limited source components, can result in significant additional costs and inefficiencies in manufacturing. If we are unsuccessful in resolving any such component shortages in a timely manner, we will experience a significant impact on the timing of revenue, a possible loss of revenue, and/or an increase in manufacturing costs, any of which would have a material adverse impact on our operating results.

Our Quarterly Results are Subject to Fluctuations Due to Various Factors.  Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including:

•	changes in the economy or credit markets in the U.S. or globally;
•	changes in the mix of products sold;
•	the availability and pricing of components from third parties (especially limited sources);
•	fluctuations in foreign currency exchange rates;
•	the timing, cost or outcome of intellectual property litigation;
•	the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales; and,
•	changes in pricing policies by us, our competitors or suppliers.

During the three months ended March 31, 2009, the U.S. dollar generally traded higher against most major currencies compared to the three months ended March 31, 2008. This caused our consolidated sales to decrease by 4% in the first quarter of 2009 compared to the first quarter of 2008. If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins.

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

Our Revenues are Subject to Seasonal Variations.  In recent years, our revenues have been characterized by seasonality, with revenues typically growing from the first quarter to the second quarter, being relatively constant from the second quarter to the third quarter, growing in the fourth quarter compared to the third quarter and declining from the fourth quarter of the current year to the first quarter of the following year. This historical trend has been affected and may continue to be affected in the future by declines in the global industrial economy, the economic impact of larger orders as well as the timing of new product introductions and/or acquisitions, if any. For example, during the fourth quarter of 2008, we experienced a sequential decline in revenue from the third quarter of 2008 due to the severe contraction in the global industrial economy, which is contrary to the typical seasonality described above. In addition, our first quarter of 2009 had a sequential revenue decline from the fourth quarter of 2008, and the magnitude of the decline was greater than what has occurred in the past. We cannot predict when or if we will return to our typical historical revenue pattern. We believe the historical pattern of seasonality of our revenue results from the international mix of our revenue and the variability of the budgeting and purchasing cycles of our customers throughout each international region. In addition, our total operating expenses have in the past tended to increase in each successive quarter and have fluctuated as a percentage of revenue based on the seasonality of our revenue. During the three months ended March 31, 2009, we were able to reduce our operating costs when compared to the same period in 2008 and sequentially from the three months ended December 31, 2008. We can give no assurance that we will be able to continue to reduce our operating costs over the remainder of 2009 as we plan to sustain our strategic investments in research and development and field sales while limiting expense growth elsewhere.

Our Product Revenues are Dependent on Certain Industries.  Sales of our products are dependent on customers in certain industries, particularly the telecommunications, semiconductor, automotive, automated test equipment, defense and aerospace industries. As we are currently experiencing, and as we may continue to experience in the future, downturns characterized by diminished product demand in any one or more of these industries has resulted and may continue to result in decreased sales, and a material adverse effect on our operating results.

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

We Operate in Intensely Competitive Markets.  The markets in which we operate are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than we have, and we may face further competition from new market entrants in the future. A key competitor is Agilent Technologies Inc. (“Agilent”). Agilent offers its own line of instrument controllers, and also offers hardware and software products that provide solutions that directly compete with our virtual instrumentation products. Agilent is aggressively advertising and marketing products that are competitive with our products. Because of Agilent’s strong position in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse effect on our operating results.

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

•	new product introductions by competitors;
•	product pricing;
•	the impact of foreign exchange rates on product pricing;
•	quality and performance;
•	success in developing new products;
•	adequate manufacturing capacity and supply of components and materials;
•	efficiency of manufacturing operations;
•	effectiveness of sales and marketing resources and strategies;
•	strategic relationships with other suppliers;
•	timing of our new product introductions;
•	protection of our products by effective use of intellectual property laws;
•	the outcome of any material intellectual property litigation;
•	the financial strength of our competitors;
•	general market and economic conditions; and,
•	government actions throughout the world.

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

During the three months ended March 31, 2009, we continued to devote resources to the maintenance of systems to support the shipment of products from our manufacturing facility and warehouse in Hungary directly to customers worldwide, and to the continued development of our web offerings. There can be no assurance that we will not experience difficulties with our systems. Difficulties with our systems may interrupt our normal operations, including our ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. Any disruption occurring with these systems may have a material adverse effect on our operating results. We plan to continue to devote resources to the systems that support shipment of product from our manufacturing facility and warehouse in Hungary directly to our customers worldwide, and to the continued development of our web offerings during 2009. Any failure to successfully implement these initiatives could have a material adverse effect on our operating results.

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

A Substantial Majority of Our Manufacturing Capacity is Located in Hungary. Our Hungarian manufacturing and warehouse facility sources a substantial majority of our sales. During the three months ended March 31, 2009, we continued to maintain and enhance the systems and processes that support the direct shipment of product orders to our customers worldwide from our manufacturing facility in Hungary. In order to enable timely shipment of products to our customers we also maintain the vast majority of our inventory at our Hungary warehouse facility. In addition to being subject to the risks of maintaining such a concentration of manufacturing capacity and global inventory, this facility and its operation are also subject to risks associated with doing business internationally, including:

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

In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, including those based in or from countries where practices which violate such U.S. laws may be customary, will not take actions in violation of our policies. Any violation of foreign or U.S. laws by our employees, contractors or agents, even if such violation is prohibited by our policies, could have a material adverse effect on our business. We must also comply with various import and export regulations. The application of these various regulations depends on the classification of our products which can change over time as such regulations are modified or interpreted. As a result, even if we are currently in compliance with applicable regulations, there can be no assurance that we will not have to incur additional costs or take additional compliance actions in the future. Failure to comply with these regulations could result in fines and/or termination of import and export privileges, which could have a material adverse effect on our operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar. Sales made by our international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Net of hedging results, the change in exchange rates had the effect of decreasing our consolidated sales by 4% in the three months ended March 31, 2009, compared to the three months ended March 31, 2008. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing our operating expenses by $4.1 million over this same period. Currently, we are experiencing significant volatility in foreign currency exchange rates in many of the markets in which we do business. This has had a significant impact on the revaluation of our foreign currency denominated firm commitments and on our ability to forecast U.S. dollar equivalent revenues and expenses. In the past, these dynamics have also adversely affected our revenue growth in international markets and will likely pose similar challenges in the future.

Our Income Tax Rate is Affected by Tax Benefits in Hungary.  As a result of certain foreign investment incentives available under Hungarian law, the profit from our Hungarian operation was subject to a reduced income tax rate. This special tax status terminated on January 1, 2008, with the merger of our Hungarian manufacturing operations with its Hungarian parent company. The tax position of our Hungarian operation continues to benefit from assets created by the restructuring of our operations in Hungary. We expect the profit from our Hungarian operation in future periods to result in the realization of a portion of these assets. Partial release of the valuation allowance on these assets resulted in income tax benefits of $1.1 million and $2.2 million for the three month periods ended March 31, 2009, and 2008, respectively. These benefits may not be available in the future due to changes in Hungary’s political condition and/or tax laws. The reduction or elimination of these tax benefits in Hungary or future changes in U.S. law pertaining to taxation of foreign earnings could result in an increase in our future effective income tax rate, which could have a material adverse effect on our operating results.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our management’s certification of adequate disclosure controls and procedures as of March 31, 2009. Our most recent report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. Our most recent report on Form 10-K also contained an attestation and report by our auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

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

Our Acquisitions are Subject to a Number of Related Costs and Challenges.  We have from time to time acquired, and may in the future acquire, complementary businesses, products or technologies. Achieving the anticipated benefits of an acquisition depends upon whether the integration of the acquired business, products or technology is accomplished efficiently and effectively. In addition, successful acquisitions generally require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and R&D efforts. These difficulties can become more challenging due to the need to coordinate geographically separated organizations, the complexities of the technologies being integrated, and the necessities of integrating personnel with disparate business backgrounds and combining two different corporate cultures. The integration of operations following an acquisition also requires the dedication of management resources, which may distract attention from our day-to-day business and may disrupt key R&D, marketing or sales efforts. The inability of our management to successfully integrate any future acquisition could harm our business. Some of the existing products previously sold by some of the entities we have acquired are of lesser quality than our products and/or could contain errors that produce incorrect results on which users rely or cause failure or interruption of systems or processes that could subject us to liability claims that could have a material adverse effect on our operating results or financial position. Furthermore, products acquired in connection with acquisitions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transaction.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of March 31, 2009 with respect to the shares of common stock that we repurchased during the first quarter of 2009.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2009 to January 31, 2009	131,768	$22.02	131,768	3,000,000
February 1, 2009 to February 29, 2009	—	—	—	3,000,000
March 1, 2009 to March 31, 2009	357,539	$17.58	357,539	2,642,461
Total	489,307	$18.77	489,307

For the past several years, we have maintained various stock repurchase programs. On January 23, 2009, our Board of Directors approved a new share repurchase plan that increased the aggregate number of shares of common stock that we are authorized to repurchase from 591,324 to 3.0 million. This repurchase plan does not have an expiration date.

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

NATIONAL INSTRUMENTS CORPORATION

Date: May 7, 2009	By:	/s/ Alex Davern
Alex Davern
Chief Financial Officer and Treasurer
(principal financial and accounting officer)