Form 10-Q
period 2009-06-30
NATIONAL INSTRUMENTS CORP /DE/
filed 2009-08-04
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended:  June 30, 2009 or

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

Large accelerated filer ☒                                          Accelerated filer ☐                                Non-accelerated filer ☐                                            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2009
Common Stock - $0.01 par value	77,625,779

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2009	December 31, 2008
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$221,723	$229,400
Short-term investments	28,991	6,220
Accounts receivable, net	91,393	121,548
Inventories, net	95,269	107,358
Prepaid expenses and other current assets	43,496	43,062
Deferred income taxes, net	23,989	21,435
Total current assets	504,861	529,023
Long-term investments	10,500	10,500
Property and equipment, net	150,620	154,477
Goodwill, net	64,610	64,561
Intangible assets, net	46,719	41,915
Other long-term assets	32,028	32,115
Total assets	$809,338	$832,591
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,378	$30,876
Accrued compensation	18,387	22,012
Deferred revenue	47,692	45,514
Accrued expenses and other liabilities	12,333	18,848
Other taxes payable	11,855	13,481
Total current liabilities	114,645	130,731
Deferred income taxes	24,488	25,157
Other long-term liabilities	12,784	12,265
Total liabilities	151,917	168,153
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 180,000,000 shares authorized; 77,567,862 and 77,193,063 shares issued and outstanding, respectively	775	772
Additional paid-in capital	45,964	39,673
Retained earnings	599,681	613,510
Accumulated other comprehensive income	11,001	10,483
Total stockholders’ equity	657,421	664,438
Total liabilities and stockholders’ equity	$809,338	$832,591

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales:
Product	$139,792	$195,562	$283,242	$377,351
Software maintenance	12,371	14,912	26,720	26,041
Total net sales	152,163	210,474	309,962	403,392

Cost of sales:
Product	$39,202	$51,863	$78,758	$99,530
Software maintenance	1,284	1,577	2,611	2,979
Total cost of sales	40,486	53,440	81,369	102,509

Gross profit	111,677	157,034	228,593	300,883

Operating expenses:
Sales and marketing	$65,137	$78,729	$133,963	$152,246
Research and development	29,447	33,188	64,236	68,792
General and administrative	14,752	17,283	30,532	33,945
Total operating expenses	109,336	129,200	228,731	254,983

Operating income (loss)	2,341	27,834	(138)	45,900

Other income (expense):
Interest income	$407	$1,514	$996	$3,651
Net foreign exchange gain (loss)	1,063	(313)	361	1,235
Other income (expense), net	334	(129)	497	(68)
Income before income taxes	4,145	28,906	1,716	50,718
Provision for (benefit from) income taxes	(285)	4,172	(3,072)	8,368

Net income	$4,430	$24,734	$4,788	$42,350

Basic earnings per share	$0.06	$0.32	$0.06	$0.54

Weighted average shares outstanding – basic	77,556	78,484	77,417	78,662

Diluted earnings per share	$0.06	$0.31	$0.06	$0.53

Weighted average shares outstanding – diluted	77,824	79,549	77,596	79,691

Dividends declared per share	$0.12	$0.11	$0.24	$0.22

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flow from operating activities:
Net income	$4,788	$42,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,569	19,852
Stock-based compensation	10,036	9,662
Benefit from deferred income taxes	(2,610)	(3,585)
Tax expense (benefit from) stock option plans	1,379	(492)
Changes in operating assets and liabilities:
Accounts receivable	30,155	3,524
Inventories	12,089	(12,894)
Prepaid expenses and other assets	(624)	(839)
Accounts payable	(6,498)	2,425
Deferred revenue	2,178	5,316
Taxes and other liabilities	(11,922)	3,008
Net cash provided by operating activities	58,540	68,327

Cash flow from investing activities:
Capital expenditures	(7,706)	(12,382)
Capitalization of internally developed software	(9,936)	(7,585)
Additions to other intangibles	(2,420)	(1,072)
Acquisition, net of cash received	—	(17,310)
Purchases of short-term and long-term investments	(23,989)	(17,245)
Sales and maturities of short-term and long-term investments	1,218	74,682
Purchases of foreign currency option contracts	—	(2,784)
Net cash (used by) provided by investing activities	(42,833)	16,304

Cash flow from financing activities:
Proceeds from issuance of common stock	11,520	17,077
Repurchase of common stock	(14,908)	(57,644)
Dividends paid	(18,617)	(17,370)
Tax expense (benefit from) stock option plans	(1,379)	492
Net cash (used by) financing activities	(23,384)	(57,445)

Net change in cash and cash equivalents	(7,677)	27,186
Cash and cash equivalents at beginning of period	229,400	194,839
Cash and cash equivalents at end of period	$221,723	$222,025

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at June 30, 2009 and December 31, 2008, and the results of our operations for the three month and six month periods ended June 30, 2009 and June 30, 2008 and the cash flows for the six month periods ended June 30, 2009 and 2008. Operating results for the three-month and six-month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Certain prior year amounts have been reclassified to conform to the 2009 presentation as shown in the following tables:

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
	(unaudited)	(unaudited)

Cost of sales as previously reported	$52,443	$100,690
Technical support costs previously reported as sales and marketing (a)	997	1,819
Cost of sales adjusted for reclassification	$53,440	$102,509

Sales and marketing as previously reported	$79,726	$154,065
Technical support costs as previously reported as sales and marketing (a)	(997)	(1,819)
Sales and marketing adjusted for reclassification	$78,729	$152,246

(a)
Since December 31, 2008, we have been separately reporting software maintenance revenue and cost of software maintenance revenue in our Consolidated Statements of Income. We added this disclosure due to the increasing percentage of our revenue coming from software maintenance. As part of this expanded disclosure, some technical support costs previously reported as a component of sales and marketing expense are reported as cost of software maintenance. This change has had no impact on our operating income, net income or earnings per share.

We have historically recorded the excess of the purchase price over par or stated value of retired shares of common stock as a reduction of additional paid-in capital. We are evaluating whether a portion of the excess of the purchase price over par or stated value associated with the retirement of shares of common stock is required to be charged to retained earnings in accordance with Accounting Research Bulletin ("ARB") No.43. We are currently evaluating whether we will need to make an adjustment to our consolidated statements of stockholders’ equity to reflect this reclassification. Any resulting reclassification will have no impact on previously reported statements of income, earning per share amounts, statements of cash flows or total stockholders’ equity.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three month and six month periods ended June 30, 2009 and 2008, respectively, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Weighted average shares outstanding-basic	77,556	78,484	77,417	78,662
Plus: Common share equivalents
Stock options, restricted stock units	268	1,065	179	1,029
Weighted average shares outstanding-diluted	77,824	79,549	77,596	79,691

Stock options to acquire 3,696,000 shares and 2,318,000 shares for the three month periods ended June 30, 2009 and 2008, respectively, and 4,973,000 and 2,678,000 shares for the six month periods ended June 30, 2009 and 2008, respectively, were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

NOTE 3 – Cash, Cash Equivalents, Short-Term and Long-Term Investments

Cash, cash equivalents, short-term and long-term investments consist of the following (in thousands):

	As of June 30, 2009	As of December 31, 2008
	(unaudited)
Cash and cash equivalents:
Cash	$61,683	$100,967
Cash equivalents:
Debt securities	—	—
Time deposits	—	73,400
Money market accounts	160,040	55,033
Total cash and cash equivalents	$221,723	$229,400
Short-term investments:
Debt securities	$28,991	$6,220
Auction rate securities	—	—
Long-term investments:
Auction rate securities	8,190	6,964
Auction rate securities put option	410	1,636
Other long-term investments	1,900	1,900
Total investments	$39,491	$16,720
Total cash, cash equivalents and investments	$261,214	$246,120

The following table summarizes unrealized gains and losses related to our investments designated as available-for-sale (in thousands):

	As of June 30, 2009
	(unaudited)

	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities	$28,943	$77	$(29)	$28,991
Auction rate securities	8,600	—	(410)	8,190
Auction rate securities put option	—	410	—	410
Other long-term investments	1,900	—	—	1,900
Total investments	$39,443	$487	$(439)	$39,491

	As of December 31, 2008
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities	$6,199	$28	$(7)	$6,220
Auction rate securities	8,600	—	(1,636)	6,964
Auction rate securities put option	—	1,636	—	1,636
Other long-term investments	1,900	—	—	1,900
Total investments	$16,699	$1,664	$(1,643)	$16,720

NOTE 4 – Fair Value Measurements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. Effective January 1, 2009, in accordance with Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement 157, we adopted SFAS 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. The adoption of FSP FAS 157-2 did not have a material impact on our fair value measurements as we did not have any items that were measured at fair value on a nonrecurring basis for the six months ended June 30, 2009.  Effective April 1, 2009, we adopted FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of FSP FAS 157-4 did not have a material impact on our fair value measurements.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value (in thousands).

		Fair Value Measurements at Reporting Date Using (unaudited)
Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money Market Funds	$160,040	$160,040	$—	$—
Available for sale securities:
Short-term debt securities	28,991	28,991	—	—
Long-term debt securities	8,600	—	—	8,600
Derivatives	14,509	—	14,509	—
Total Assets	$212,140	$189,031	$14,509	$8,600

Liabilities
Derivatives	(2,901)	—	(2,901)	—
Total Liabilities	$(2,901)	$—	$(2,901)	$—

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Long-term investments available for sale
(unaudited)

Beginning Balance at December 31, 2008	$8,600
Total gains or (losses) (realized/unrealized)
Included in earnings	410
Included in other comprehensive income	—
Total losses (realized/unrealized)
Included in earnings	(410)
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfer in and/or out of Level 3	—
Ending Balance at June 30, 2009	$8,600

The amount of total gains or (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	—
$—

Short-term debt securities available-for-sale are valued using a market approach (Level 1) based on the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets. Short-term investments available-for-sale consist of debt securities issued by states of the U.S. and political subdivisions of the states, corporate debt securities and debt securities issued by U.S. government corporations and agencies. All short-term investments available-for-sale have contractual maturities of less than 24 months.

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

Long-term debt securities available-for-sale included in Level 3 are reported at their fair market value and consist of auction rate securities backed by education loan revenue bonds. One of our auction rate securities is from the Vermont Student Assistance Corporation and has a par value of $2.2 million. The other of our auction rate securities is from the New Hampshire Health and Education Facilities Authority and has a par value of $6.4 million. The ratings for these securities at June 30, 2009, were Baa3/A/AAA and Aaa/NR/AAA, respectively. We note that the bonds from the Vermont Student Assistance Corporation carried ratings of Aa3/A/AAA at December 31, 2008. Historically, we reported the fair market value of these securities at par as differences between par value and the purchase price or settlement value were historically comprised of accrued interest. Auction rate securities are variable rate debt instruments whose interest rates are typically reset approximately every 7 to 35 days. On July 24, 2009, and in prior auction periods beginning in February 2008, the auction process for these securities failed. Prior to the failure of the auction process, we had classified these investments as short-term but are now reporting them as long-term due to the fact that the underlying securities generally have longer dated contractual maturities which are in excess of the guidelines provided for in our corporate investment policy. The auction rate securities are classified as available-for-sale.

At June 30, 2009, we reported these long-term investments at their estimated fair market value of $8.2 million. In November 2008, we accepted the UBS Auction Rate Securities Rights (the "Rights”) agreement offered by UBS as a liquidity alternative to the failed auction process. This Rights agreement is related to the auction rates securities discussed above. The Rights agreement is a nontransferable right to sell our auction rate securities, at par value, back to UBS at any time during the period June 30, 2010, through July 2, 2012. At June 30, 2009, we reported the Rights agreement at its estimated fair market value of $0.4 million. We continue to have the ability to hold the debt instruments to their ultimate maturity and have not made a determination as to whether we will exercise our right under the Rights agreement described above. As such, we have recorded the unrealized loss related to the auction rate securities and the unrealized gain related to the Rights agreement as a component of other income (expense), in our Consolidated Statements of Income. The estimated fair market value of the Rights agreement is also included as a component of our long-term investments.

The estimated fair market value of both the auction rate securities and the Rights agreement was determined using significant unobservable inputs (Level 3) as prescribed by SFAS 157, Fair Value Measurements. We considered many factors in determining the fair market value of the auction rate securities as well as our corresponding Rights agreement at June 30, 2009, including the fact that the debt instruments underlying the auction rate securities have redemption features which call for redemption at 100% of par value, current credit curves for like securities and discount factors to account for the illiquidity of the market for these securities. During the three months ended June 30, 2009, we did not make any changes to our valuation techniques or related inputs.

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

We have operations in over 40 countries. Sales outside of the Americas, as a percentage of consolidated sales were 55% and 58% in each of the three month periods ended June 30, 2009 and 2008, respectively, and 56% and 57% in each of the six month periods ended June 30, 2009 and 2008, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign-currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

We maintain a foreign-currency risk management strategy that uses derivative instruments (foreign currency forward and purchased options contracts) to help protect our earnings and cash flows from fluctuations caused by the volatility in currency exchange rates. Movements in foreign-currency exchange rates pose a risk to our operations and competitive position, since exchange rate changes may affect our profitability and cash flow, and the business or pricing strategies of our non-U.S. based competitors.

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

We held forward contracts with a notional amount of $28.6 million dollar equivalent of Euro, $6.1 million dollar equivalent of British pound sterling, $28.5 million dollar equivalent of Japanese yen, and $30.3 million dollar equivalent of Hungarian forint at June 30, 2009. These contracts are for terms up to 24 months. At December 31, 2008, we held forward contracts with a notional amount of $54.9 million dollar equivalent of Euro, $6.2 million dollar equivalent of British pound sterling, $18.9 million dollar equivalent of Japanese yen, $4.7 million dollar equivalent of South Korean won and $21.7 million dollar equivalent of Hungarian forint.

We held option contracts with a notional amount of $77.3 million dollar equivalent of Euro at June 30, 2009. These contracts are for terms up to 24 months. At December 31, 2008, we held option contracts with a notional amount of $111.3 million dollar equivalent of Euro.

At June 30, 2009, we expect to reclassify $3.3 million of gains and $128,000 of losses on derivative instruments from accumulated other comprehensive income to net sales during the next twelve months when the hedged international sales occur. At June 30, 2009, we expect to reclassify $2.1 million of gains on derivative instruments from accumulated OCI to cost of sales and $1.4 million of gains on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged international expenses occur. Expected amounts are based on derivative valuations at June 30, 2009. Actual results may vary as a result of changes in the corresponding exchange rate subsequent to this date.

During the six months ended June 30, 2009, hedges with a notional amount of $14.4 million were determined to be ineffective. As a result, we recorded a net gain of $512,000 related to these hedges as a component of “net foreign exchange gain (loss)” during the six months ended June 30, 2009. We did not record any gains or losses due to the ineffectiveness of our hedges during the six months ended June 30, 2008.

Other Derivatives

Other derivatives not designated as hedging instruments under SFAS 133(R) consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss)”. As of June 30, 2009 and December 31, 2008, we held forward contracts with a notional amount of $33.2 million and $67.1 million, respectively.

The following table presents the fair value of derivative instruments on our consolidated balance sheets and the effect of derivative instruments on our Consolidated Statements of Income.

Fair Values of Derivative Instruments (in thousands):

In thousands	Asset Derivatives
	June 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(unaudited)
Derivatives designated as hedging instruments under Statement 133(R)

Foreign exchange contracts – ST forwards	Prepaid expenses and other current assets	$5,860	Prepaid expenses and other current assets	$5,260

Foreign exchange contracts – LT forwards	Other long-term assets	3,641	Other long-term assets	2,654

Foreign exchange contracts – ST options	Prepaid expenses and other current assets	3,122	Prepaid expenses and other current assets	5,705

Foreign exchange contracts – LT options	Other long-term assets	1,514	Other long-term assets	3,838

Total derivatives designated as hedging instruments under Statement 133(R)		$14,137		$17,457

Derivatives not designated as hedging instruments under Statement 133(R)

Foreign exchange contracts – ST forwards	Prepaid expenses and other current assets	$372	Prepaid expenses and other current assets	$2,745

Total derivatives not designated as hedging instruments under Statement 133(R)		$372		$2,745

Total derivatives		$14,509		$20,202

	Liability Derivatives
	June 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(unaudited)
Derivatives designated as hedging instruments under Statement 133(R)

Foreign exchange contracts – ST forwards	Accrued expenses and other liabilities	$(272)	Accrued expenses and other liabilities	$(1,803)

Foreign exchange contracts – LT forwards	Other long-term liabilities	—	Other long-term liabilities	—

Foreign exchange contracts – ST options	Accrued expenses and other liabilities	—	Accrued expenses and other liabilities	—

Foreign exchange contracts – LT options	Other long-term liabilities	—	Other long-term liabilities	—

Total derivatives designated as hedging instruments under Statement 133(R)		$(272)		$(1,803)

Derivatives not designated as hedging instruments under Statement 133(R)

Foreign exchange contracts – ST forwards	Accrued expenses and other liabilities	$(2,629)	Accrued expenses and other liabilities	$(3,280)

Total derivatives not designated as hedging instruments under Statement 133(R)		$(2,629)		$(3,280)

Total derivatives		$(2,901)		$(5,083)

The following unaudited table shows the effect of derivative instruments on the Consolidated Statements of Income for the three months ended June 30, 2009 (in thousands):

Derivatives in Statement 133(R) Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) (in thousands)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009		2009		2009
Foreign exchange contracts – forwards and options	$(7,581)	Net sales	$346	Net foreign exchange gain (loss)	$11

Foreign exchange contracts – forwards and options	4,057	Cost of sales	(413)	Net foreign exchange gain (loss)	84

Foreign exchange contracts – forwards and options	2,553	Operating expenses	70	Net foreign exchange gain (loss)	—

Total	$(971)		$3		$95

Derivatives not Designated as Hedging Instruments under Statement 133(R)	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2009
Foreign exchange contracts – forwards	Net foreign exchange gain/(loss)	$(3,273)

Total		$(3,273)

The following unaudited table shows the effect of derivative instruments on the Consolidated Statements of Income for the six months ended June 30, 2009 (in thousands):

Derivatives in Statement 133(R) Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) (in thousands)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009		2009		2009
Foreign exchange contracts – forwards and options	$(3,785)	Net sales	$2,979	Net foreign exchange gain (loss)	$951

Foreign exchange contracts – forwards and options	1,311	Cost of sales	(668)	Net foreign exchange gain (loss)	(439)

Foreign exchange contracts – forwards and options	1,665	Operating expenses	(196)	Net foreign exchange gain (loss)	—

Total	$(809)		$2,116		$512

Derivatives not Designated as Hedging Instruments under Statement 133(R)	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2009
Foreign exchange contracts – forwards	Net foreign exchange gain/(loss)	$(184)

Total		$(184)

NOTE 6 – Inventories

Inventories, net consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
	(unaudited)

Raw materials	$42,696	$48,004
Work-in-process	2,087	4,150
Finished goods	50,486	55,204
	$95,269	$107,358

NOTE 7 – Intangibles

Intangibles at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009			December 31, 2008
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$35,547	$(15,517)	$20,030	$25,610	$(11,344)	$14,266
Acquired technology	27,412	(18,626)	8,786	27,503	(16,804)	10,699
Patents	17,981	(4,918)	13,063	16,068	(4,506)	11,562
Leasehold equipment and other	11,941	(7,101)	4,840	11,401	(6,013)	5,388
	$92,881	$(46,162)	$46,719	$80,582	$(38,667)	$41,915

Software development costs capitalized during the three month periods ended June 30, 2009 and 2008, were $6.8 million and $6.1 million, respectively. Capitalized software amortization expense was $2.1 million and $2.5 million during the three month periods ended June 30, 2009 and 2008, respectively. During the six month periods ended June 30, 2009 and 2008, we capitalized software development costs of $9.9 million and $7.6 million, respectively. During the six month periods ended June 30, 2009 and 2008, capitalized software amortization expense was $4.2 million and $5.0 million, respectively. Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Patents are amortized using the straight-line method over their estimated period of benefit, generally ten to seventeen years. Total intangible assets amortization expenses were $3.9 million and $4.0 million during the three month periods ended June 30, 2009 and 2008, respectively, and $7.5 million and $8.0 million during the six month periods ended June 30, 2009 and 2008, respectively.

Acquired core technology and intangible assets are amortized over their useful lives, which range from three to eight years. Amortization expense for intangible assets acquired was approximately $1.0 million and $1.1 million for the three month periods ended June 30, 2009 and 2008, respectively, of which approximately $853,000 and $937,000 was recorded in cost of sales, respectively, and approximately $126,000 and $161,000 was recorded in operating expenses, respectively. For the six month periods ended June 30, 2009 and 2008, amortization expense for intangible assets acquired was approximately $2.0 million and $2.1 million, respectively, of which approximately $1.7 million and $1.8 million was recorded in cost of sales, respectively, and approximately $252,000 and $310,000 was recorded in operating expenses, respectively. The estimated amortization expense of intangible assets acquired for the current fiscal year and in future years will be recorded in the consolidated statements of income as follows (in thousands):

Fiscal Year	Cost of Sales	Acquisition related costs and amortization, net	Total

2009	$3,300	$502	$3,802
2010	2,765	341	3,106
2011	2,121	214	2,335
2012	1,212	282	1,494
Thereafter
Total	$9,398	$1,339	$10,737

NOTE 8 – Goodwill

The carrying amount of goodwill for 2009 is as follows:

Amount (in thousands)
Balance as of December 31, 2008	$64,561
Acquisitions	—
Divestitures	—
Foreign currency translation impact	49
Balance as of June 30, 2009	$64,610

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

NOTE 9 – Income Taxes

In July 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of Statement of Financial Accounting Standards 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We had $9.7 million and $9.3 million of unrecognized tax benefits at June 30, 2009 and June 30, 2008, respectively, all of which would affect our effective income tax rate if recognized. As of June 30, 2009, it is deemed reasonable that we will recognize tax benefits in the amount of $1.6 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority. Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2009, we had approximately $541,000 accrued for interest related to uncertain tax positions. We recognized no material adjustment to the liability for unrecognized income tax benefits. The tax years 2002 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of (7%) and 14% for the three month periods ended June 30, 2009 and 2008, respectively and (179%) and 17% for the six month periods ended June 30, 2009 and 2008, respectively. For the three and six month periods ended June 30, 2009, our effective tax rate was lower than the U.S. federal statutory rate of 35% due to a partial release of a deferred tax asset valuation allowance and the research credit. These benefits were partially offset by non-deductible stock-based compensation expenses, losses in foreign jurisdictions with reduced income tax rates and a valuation allowance related to a deferred tax asset for which a tax benefit was previously recognized. The non-deductible stock-based compensation expenses were a greater percentage of net income in the three and six month periods ended June 30, 2009, than they were during the comparable periods in 2008. The decrease in our effective tax rate for the three and six month periods ended June 30, 2009, compared to the three and six month periods ended June 30, 2008, was due to the partial release of a deferred tax asset valuation allowance as a percentage of net income and the research credit. These benefits were partially offset by an increase in non-deductible stock-based compensation expenses as a percentage of net income, losses in foreign jurisdictions with reduced income tax rates and changes in the valuation allowance related to a deferred tax asset for which tax benefit was previously recognized. For the three and six month periods ended June 30, 2008, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of lower tax rates in certain foreign jurisdictions, tax exempt interest and the partial release of a deferred tax asset valuation allowance.

The tax position of our Hungarian operation continues to benefit from assets created by the restructuring of our operations in Hungary which was effective on January 1, 2008. Partial release of the valuation allowance on these assets resulted in income tax benefits of $3.2 million and $4.1 million for the three month periods ended June 30, 2009 and 2008, respectively, and $4.2 million and $6.1 million for the six month periods ended June 30, 2009 and 2008, respectively. As of June 30, 2009 we had a net deferred tax asset of $19.5 million related to the tax benefit of these assets. This amount is based on estimated future earnings in Hungary that are deemed more likely than not to be realized as of June 30, 2009.

Our ability to predict our level of future profitability in Hungary is very limited due to significant and frequent changes in the corporate tax law, the unstable political environment, a restrictive labor code, the volatility of the Hungarian forint relative to the U.S. dollar and increasing labor costs. This view is also supported by the rapid and unexpected decline in the economy in 2008 and 2009, which has made historical results of operations unreliable evidence of the magnitude of future taxable income beyond a relatively short period. While we believe our historical operations are a fair indicator that our operations in Hungary will produce some level of profit in the future, we believe that quarterly reassessment of anticipated future taxable income is critical and that forecasting taxable income beyond two years is not viable at this point in time. We continue to reevaluate quarterly whether and to what extent we expect to generate future taxable income in Hungary as well as how far into the future we can project profitability.

NOTE 10 – Comprehensive Income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward and option contracts and securities available for sale. Comprehensive income for the three month and six month periods ended June 30, 2009 and 2008, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Comprehensive income:
Net income	$4,430	$24,734	$4,788	$42,350
Foreign currency translation gains (losses), net of taxes	3,270	(775)	495	4,927
Unrealized gains (losses) on derivative instruments, net of taxes	227	901	149	(1,206)
Unrealized gains (losses) on available for sale securities, net of taxes	54	(241)	(126)	(596)
Total comprehensive income	$7,981	$24,619	$5,306	$45,475

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

Transactions under all stock option plans are summarized as follows:

	Stock Options (unaudited)
	Number of shares under option	Weighted average Exercise price
Outstanding at December 31, 2008	4,272,567	$25.97
Exercised	(267,487)	12.99
Canceled	(152,589)	25.92
Granted	—	—
Outstanding at June 30, 2009	3,852,491	$26.78

The aggregate intrinsic value of stock options at exercise, represented in the table above, was $1.6 million for the six months ended June 30, 2009. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $3.9 million as of June 30, 2009, related to approximately 294,000 shares with a per share weighted average fair value of $17.00. We anticipate this expense to be recognized over a weighted average period of approximately 3.6 years.

	Outstanding and Exercisable by Price Range as of June 30, 2009 (unaudited)

	Options Outstanding			Options Exercisable

Range of Exercise prices	Number outstanding as of 6/30/2009	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of 6/30/2009	Weighted average exercise price
$16.08 – $ 21.04	1,313,001	2.20	$20.69	1,230,068	$20.70
$21.25 – $ 29.85	1,309,494	4.35	$27.98	1,107,211	$27.91
$30.51 – $ 34.38	1,229,996	0.91	$32.02	1,221,317	$32.02
$16.08 – $ 34.38	3,852,491	2.52	$26.78	3,558,596	$26.83

The weighted average remaining contractual life of options exercisable as of June 30, 2009 was 3.6 years. The aggregate intrinsic value of options outstanding as of June 30, 2009 was ($16.3) million. The aggregate intrinsic value of options currently exercisable as of June 30, 2009 was ($15.2) million. No options were granted during the six months ended June 30, 2009 as our 1994 Plan terminated in May 2005.

Restricted stock plan

Our stockholders approved our 2005 Incentive Plan on May 10, 2005. At the time of approval, 2,700,000 shares of our common stock were reserved for issuance under this plan, as well as the number of shares which had been reserved but not issued under the 1994 Plan (our incentive stock option plan which terminated in May 2005), and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and restricted stock units (“RSUs”) to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. Shares available for grant at June 30, 2009 were 2,143,294. As part of the requirements of SFAS 123R, we are required to estimate potential forfeitures of RSUs and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

Transactions under the 2005 Incentive Plan are summarized as follows:

	RSUs (unaudited)
	Number of RSUs	Weighted Average Grant Price
Balance at December 31, 2008	2,165,228	$26.99
Granted	530,858	20.91
Earned	(407,156)	22.04
Canceled	(38,488)	28.11
Balance at June 30, 2009	2,250,442	$26.44

Total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $61.6 million as of June 30, 2009, related to 2,250,442 shares with a per share weighted average fair value of $26.44. We anticipate this expense to be recognized over a weighted average period of approximately 6.3 years.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods beginning on February 1, May 1, and November 1 of each year. At our annual shareholders meeting held on May 7, 2007, our shareholders approved an additional 3.0 million shares of common stock to be reserved for issuance under this plan. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. Common stock reserved for future employee purchases aggregated 2,145,996 shares at June 30, 2009. Shares issued under this plan were 447,611 in the three month period ended June 30, 2009. The weighted average fair value of the employees’ purchase rights was $18.25 and was estimated using the Black-Scholes model with the following assumptions:

2009
Dividend expense yield	0.4%
Expected life	3 months
Expected volatility	46%
Risk-free interest rate	1.3%

For the three month and six month periods ended June 30, 2009 and June 30, 2008, stock-based compensation recorded as a component of cost of sales, sales and marketing, research and development, and general and administrative was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Stock-based compensation
Cost of sales	$330	$270	$640	$515
Sales and marketing	2,231	2,084	4,416	4,090
Research and development	1,683	1,566	3,420	3,293
General and administrative	761	797	1,560	1,551

Provision for income taxes	(1,865)	(1,141)	(4,879)	(2,224)
Total	$3,140	$3,576	$5,157	$7,225

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

The warranty reserve for the six month periods ended June 30, 2009 and 2008, respectively, was as follows (in thousands):

	Six Months Ended
	June 30,
	(unaudited)
	2009	2008
Balance at the beginning of the period	$952	$750
Accruals for warranties issued during the period	1,069	826
Settlements made (in cash or in kind) during the period	(1,099)	(884)
Balance at the end of the period	$922	$692

As of June 30, 2009, we have outstanding guarantees for payment of foreign operating leases, customs and foreign grants totaling approximately $2.4 million.

As of June 30, 2009, we have non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7.1 million over the next twelve months.

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

Total net sales, operating income, interest income and long-lived assets, classified by the major geographic areas in which we operate, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Net sales:
Americas:
Unaffiliated customer sales	$68,093	$88,922	$136,532	$172,506
Geographic transfers	21,013	29,957	42,374	60,940
	89,106	118,879	178,906	233,446

Europe:
Unaffiliated customer sales	46,863	72,089	96,343	131,233
Geographic transfers	45,096	46,185	95,249	96,770
	91,959	118,274	191,592	228,003

Asia Pacific:
Unaffiliated customer sales	37,207	49,463	77,087	99,653
Eliminations	(66,109)	(76,142)	(137,623)	(157,710)

	$152,163	$210,474	$309,962	$403,392

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Operating income:
Americas	$8,293	$16,834	$13,600	$32,087
Europe	15,695	28,689	32,475	49,727
Asia Pacific	7,800	15,499	18,023	32,878
Unallocated:
Research and development expenses	(29,447)	(33,188)	(64,236)	(68,792)
	$2,341	$27,834	$(138)	$45,900

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Interest income:
Americas	$226	$627	$520	$1,683
Europe	162	867	436	1,917
Asia Pacific	19	20	40	51
	$407	$1,514	$996	$3,651

	June 30, 2009	December 31, 2008
	(unaudited)
Long-lived assets:
Americas	$104,547	$107,701
Europe	37,390	39,280
Asia Pacific	8,683	7,496
	$150,620	$154,477

Total sales outside the United States for the three month periods ended June 30, 2009 and 2008, were $90.9 million and $130.5 million, respectively. Total sales outside the United States for the six months ended June 30, 2009 and 2008, were $187.1 million and $247.2 million, respectively.

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

NOTE 15 – Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We adopted FSP FAS 157-4 on April 1, 2009 as required and concluded it did not have a material impact on our consolidated financial position or results of operations.

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

In April 2009, the FASB issued FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. We adopted FSP FAS 115-2 on April 1, 2009, as required and concluded it did not have a material impact on our consolidated financial position or results of operations as we do not have material items within the scope of this standard.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP shall be effective for interim reporting periods ending after June 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 on April 1, 2009, as required and concluded it did not have a material impact on our consolidated financial position or results of operations as we do not have any significant financial instruments that are not already included in our fair value measurement disclosure under Note 4 of Notes to Consolidated Financial Statements.

In May 2009, the FASB issued SFAS 165, Subsequent Events. This standard establishes the principles and requirements for subsequent events. In particular, the standard sets forth the following: 1) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and 3) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This statement is effective for interim and annual financial periods ending after June 15, 2009. We adopted FAS 165 on April 1, 2009, as required and concluded it did not have a material impact on our consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all then- existing non-SEC accounting and reporting standards. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We are currently evaluating the requirements of SFAS 168 and have not yet determined the impact on our consolidated financial statements.

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

An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court's decision of June 23, 2003 (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks' declaratory judgment complaint, denying MathWorks' claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks' modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court's denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. On November 22, 2006, the District Court lifted the stay. The case schedule has yet to be set in this action. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. In the fourth quarter of 2006, we accrued an additional $600,000 related to this contingency. We charged approximately $2,000 against this accrual during the six months ended June 30, 2009. To date, we have charged a cumulative total of $620,500 against this accrual.

NOTE 17 – Subsequent Event

We have evaluated subsequent events through August 4, 2009, the date the financial statements were issued.

On July 22, 2009, our Board of Directors declared a quarterly cash dividend of $0.12 per common share, payable August 31, 2009, to shareholders of record on August 10, 2009.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding our future financial performance or operations (including, without limitation, statements to the effect that we “believe,” "expect," "plan," "may," "will," "project," "continue," or "estimate" or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” beginning on page 37, and the discussion below. Readers are also encouraged to refer to the documents regularly filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for further discussion of our business and the risks attendant thereto.

Overview

National Instruments Corporation (“we” or “our”) is a leading supplier of measurement and automation products that engineers and scientists use in a wide range of industries. These industries comprise a large and diverse market for design, control and test applications. We provide flexible application software and modular, multifunctional hardware that users combine with industry-standard computers, networks and third party devices to create measurement, automation and embedded systems, which we also refer to as “virtual instruments”. Our approach gives customers the ability to quickly and cost-effectively design, prototype and deploy unique custom-defined solutions for their design, control and test application needs. We sell to a large number of customers in a wide variety of industries. No single customer accounted for more than 3% of our sales during the three month and six month periods ended June 30, 2009, or in the years 2008, 2007 or 2006.

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

We sell into test and measurement (“T&M”) and industrial/embedded applications in a broad range of industries and as such are subject to the economic and industry forces which drive those markets. It has been our experience that the performance of these industries and our performance is impacted by general trends in industrial production for the global economy and by the specific performance of certain vertical markets that are intensive consumers of measurement technologies. Examples of these markets are semiconductor capital equipment, telecom, defense, aerospace, automotive and others. In assessing our business, we consider the trends in the Global Purchasing Managers Index (“PMI”) published by JP Morgan, global industrial production as well as industry reports on the specific vertical industries that we target. We believe that the global industrial economy continues to be in a recession. Many economists and other experts are predicting that this recession in the U.S. and global economies will likely continue through the remainder of 2009 and possibly beyond. We are unable to predict how long this recession will last. We expect our business to continue to be adversely impacted by this downturn in the U.S. and global economies.

We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 55% and 58% of our revenues in each of the three month periods ended June 30, 2009 and 2008, respectively, and 56% and 57% of our revenues in each of the six month periods ended June 30, 2009 and 2008, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 13 of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and identifiable assets).

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

In response to significant and frequent changes in the corporate tax law, the unstable political environment, a restrictive labor code, the volatility of the Hungarian forint relative to the U.S. dollar and increasing labor costs, we have significant doubts as to the long term viability of Hungary as a location for our manufacturing and warehousing operations. As such, we may need to look for an alternative location for a substantial majority of our manufacturing and warehousing activities which could have a material adverse effect on our ability to meet current customer demands, our ability to grow our business as well as our liquidity, capital resources and results of operations. Our long term manufacturing and warehousing capacity planning contemplates a third manufacturing and warehousing facility in Malaysia. Deployment of this facility could be accelerated in response to an unfavorable change in the corporate taxation, regulatory or economic environment in Hungary. We can give no assurance that we would be successful in accelerating the deployment of a new facility in Malaysia. Our failure to accelerate the deployment of our manufacturing and warehousing facility in Malaysia in response to changes in the corporate taxation, regulatory or economic environment in Hungary, could have a material adverse effect on our ability to meet current customer demands, our ability to grow our business as well as our liquidity, capital resources and results of operations.

We believe that our long-term growth and success depends on delivering high quality software and hardware products on a timely basis. Accordingly, we focus significant efforts on research and development. We focus our research and development efforts on enhancing existing products and developing new products that incorporate appropriate features and functionality to be competitive with respect to technology, price and performance. Our success also is dependent on our ability to obtain and maintain patents and other proprietary rights related to technologies used in our products. We have engaged in litigation and where necessary, will likely engage in future litigation to protect our intellectual property rights. In monitoring and policing our intellectual property rights, we have been and may be required to spend significant resources.

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. Our customers across almost all industries and geographic regions which we serve demonstrated reduced order patterns for our products beginning in the fourth quarter of 2008. Those reduced order patterns have continued during the six month period ended June 30, 2009. During this period, many of the world’s major industrial economies reported record or near record declines in industrial production, signaling severe contraction in the industrial economy. These difficult economic conditions have negatively impacted our order trends and revenue over this period.

The quarterly average of the global Purchasing Managers Index (PMI) was 44.7 for the second quarter of 2009 after reaching a record low of 36 during the first quarter of 2009. After reaching a record low monthly reading of 33.2 in December 2008, we have seen the monthly reading rise throughout the first six months of 2009. Although the PMI reading for the second quarter of 2009 continued to indicate that the global industrial economy was still declining through the end of June 2009, it also indicates that the rate of the decline eased over this same period. We have seen the effect of this PMI stabilization on our daily order rate which has stabilized in absolute dollars; however, we cannot predict when the overall contraction in the global industrial economy will end or when we will see readings that are indicative of neutrality or expansion. Our primary financial goals, in light of the economic downturn, are to maintain our financial strength and to take advantage of the opportunities this downturn may create. Our key strategies to achieving these goals are to maintain a stable gross margin and to optimize our operating expense cost structure while maintaining strong employee productivity.

During the six months ended June 30, 2009, we took steps to reduce our operating cost structure. For the remainder of 2009, we will continue to be prudent in managing our expenses by reducing discretionary expenses while sustaining our strategic investment in research and development and field sales. As a result, we are currently budgeting for a decrease in total operating expenses of approximately 10% for 2009 compared to 2008. Although this strategy was successful during the six months ended June 30, 2009, we cannot be certain that we will achieve the same level of success in future periods or that we will meet our annual goals for reducing our total operating expenses. Historically, our operating results fluctuate from period to period due to changes in global economic conditions and a number of other factors. As a result, we believe our historical results of operations should not be relied upon as indications of future performance. We have been profitable in every year since 1990. However, there can be no assurance that we will remain profitable in future periods.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales:
Americas	44.8%	42.2%	44.0%	42.8%
Europe	30.8	34.3	31.1	32.5
Asia Pacific	24.4	23.5	24.9	24.7
Consolidated net sales	100.0	100.0	100.0	100.0
Cost of sales	26.6	25.4	26.2	25.4
Gross profit	73.4	74.6	73.8	74.6
Operating expenses:
Sales and marketing	42.8	37.4	43.2	37.8
Research and development	19.4	15.8	20.7	17.0
General and administrative	9.7	8.2	9.9	8.4
Total operating expenses	71.9	61.4	73.8	63.2
Operating income	1.5	13.2	0.0	11.4
Other income (expense):
Interest income	0.3	0.7	0.3	0.9
Net foreign exchange gain (loss)	0.7	(0.2)	0.1	0.3
Other income (expense), net	0.2	—	0.1	—
Income before income taxes	2.7	13.7	0.5	12.6
Provision for income taxes	(0.2)	2.0	(1.0)	2.1
Net income	2.9%	11.7%	1.5%	10.5%

Net Sales.  Consolidated net sales were $152.2 million and $210.5 million for the three month periods ended June 30, 2009 and 2008, respectively, a decrease of 28%, and $310 million and $403.4 million for the six month periods ended June 30, 2009 and 2008, respectively, a decrease of 23%. These decreases can be attributed to declines in sales volume across all areas of our business. Instrument control products which comprised approximately 6% of our revenues for the three and six month periods ended June, 30, 2009, saw a year-over-year decline of 46% for the three months ended June 30, 2009 and a year-over-year decline of 44% for the six months ended June 30, 2009. Products in the areas of virtual instrumentation and graphical system design which comprise approximately 94% of our revenues for the three and six month periods ended June, 30, 2009, saw a year-over-year decline of 26% for the three months ended June 30, 2009 and a year-over-year decline of 21% for the six months ended June 30, 2009. Revenues from our instrument control products are the most sensitive to the cycles of the global industrial economy. As such, we expect the year-over-year revenue trend in instrument control to continue to be very weak in the third quarter and fourth quarters of 2009. During the three month period ended June 30, 2009, we increased our order backlog by approximately $6 million. Backlog is a measure of orders that were received but that did not ship to customers. At June 30, 2009, our total order backlog was approximately $9 million. We did not take any significant action with regard to pricing during the six months ended June 30, 2009, and thus, the decrease in revenues is attributable to a decrease in customer orders.

Sales in the Americas were $68.1 million and $88.9 million for the three month periods ended June 30, 2009 and 2008, respectively, a decrease of 23% and $136.5 million and $172.5 million for the six month periods ended June 30, 2009 and 2008, respectively, a decrease of 21%. Sales outside of the Americas, as a percentage of consolidated sales were 55% and 58% in each of the three month periods ended June 30, 2009 and 2008, respectively, and 56% and 57% in each of the six month periods ended June 30, 2009 and 2008, respectively. Sales in Europe were $46.9 million and $72.1 million for the three month periods ended June 30, 2009 and 2008, respectively, a decrease of 35% and $96.3 million and $131.2 million for the six month periods ended June 30, 2009 and 2008, respectively, a decrease of 27%. Sales in Asia were $37.2 million and $49.5 million for the three month periods ended June 30, 2009 and 2008, respectively, a decrease of 25% and $77.1 million and $99.7 million for the six month periods ended June 30, 2009 and 2008, respectively, a decrease of 23%. We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

Almost all sales made by our direct sales offices in the Americas, outside of the U.S., in Europe and in Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. For the three months ended June 30, 2009, net of hedging results, the change in exchange rates had the effect of decreasing our consolidated sales by $13.8 million or 7%, decreasing Americas sales by $2.2 million or 3%, decreasing European sales by $7.8 million or 11%, and decreasing sales in Asia Pacific by $3.8 million or 8% compared to the three months ended June 30, 2008. For the six months ended June 30, 2009, net of hedging results, the change in exchange rates had the effect of decreasing our consolidated sales by $21.2 million or 5%, decreasing Americas sales by $4.4 million or 3%, decreasing European sales by $9.8 million or 8%, and decreasing sales in Asia Pacific by $7 million or 7% compared to the six months ended June 30, 2008.

Gross Profit.  As a percentage of sales, gross margin was 73% and 75% for the three month periods ended June 30, 2009 and 2008, respectively, and 74% and 75% for the six month periods ended June 30, 2009 and 2008, respectively. Gross margin decreased in the three and six month periods ended June 30, 2009, primarily as a result of reduced sales volumes compared to the same periods in 2008. For the three month periods ended June 30, 2009 and 2008, charges related to acquisition related intangibles and stock based compensation were constant at $1.2 million. For the six months ended June 30, 2009, charges related to acquisition related intangibles and stock based compensation increased to $2.4 million from $2.3 million during the comparable period in 2008. For the three months ended June 30, 2009, the net impact of foreign currency exchange rates had the effect of decreasing our cost of goods sold by $1.3 million or 2%. For the six months ended June 30, 2009, the net impact of foreign currency exchange rates had the effect of decreasing our cost of goods sold by $2.9 million or 3%.

Sales and Marketing.  Sales and marketing expenses were $65.1 million and $78.7 million for the three month periods ended June 30, 2009 and 2008, respectively, a decrease of 17% and $134 million and $152.2 million for the six month periods ended June 30, 2009 and 2008, respectively, a decrease of 12%. As a percentage of net sales, sales and marketing expenses were 43% and 37% for the three month periods ended June 30, 2009 and 2008, respectively, and 43% and 38% for the six month periods ended June 30, 2009 and 2008, respectively. The decrease in sales and marketing expenses during the three months ended June 30, 2009 compared to same period in 2008 was due to a decrease in travel and tradeshows of $4.7 million, a decrease in variable compensation of $1.9 million and a decrease caused by the net impact of changes in foreign currency exchange rates of $5.2 million. Temporary cost cutting measures which included a company-wide wage reduction as well as a reduction in the number of accrued vacation hours that employees are allowed to carry beyond December 31, 2009, resulted in additional cost savings of $2.2 million compared to three months ended June 30, 2008. The decrease in sales and marketing expenses during the six months ended June 30, 2009 compared to same period in 2008 was due to a decrease in travel and tradeshows of $7.8 million, a decrease in variable compensation of $2.8 million and a decrease caused by the net impact of changes in foreign currency exchange rates of $8.5 million. Temporary cost cutting measures which included a company-wide wage reduction as well as a reduction in the number of accrued vacation hours that employees are allowed to carry beyond December 31, 2009, resulted in additional cost savings of $2.3 million compared to six months ended June 30, 2008. The increase in sales and marketing expense as a percentage of revenue was due to the 28% and 23% decrease in revenue during the three and six month periods ended June 2009, respectively, compared to the same periods in 2008. We plan to continue to make investments in our field sales force during the remainder of 2009. However, due to the continued downturn in the industrial economy in 2009 and due to the fact that we cannot anticipate when this downturn might ease, our field sales expansion during the remainder of 2009 will likely be less than it was in 2008. We expect sales and marketing expenses in future periods to continue to fluctuate as a percentage of sales based on recruiting, marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

Research and Development.  Research and development expenses were $29.4 million and $33.2 million for the three month periods ended June 30, 2009, and 2008, respectively, a decrease of 11% and $64.2 million and $68.8 million for the six month periods ended June 30, 2009 and 2008, respectively, a decrease of 7%. As a percentage of net sales, research and development expenses were 19% and 16% for the three month periods ended June 30, 2009 and 2008, respectively, and 21% and 17% for the six month periods ended June 30, 2009 and 2008, respectively. The increases in research and development expenses as a percentage of revenue were due to the 28% and 23% decreases in revenue during the three and six month periods ended June 2009, respectively, compared to the same periods in 2008. The decrease in research and development expenses during the three months ended June 30, 2009 compared to same period in 2008 was due to a decrease in variable compensation of $1.3 million and a decrease caused by the net impact of changes in foreign currency exchange rates of $423,000. Temporary cost cutting measures which included a company-wide wage reduction as well as a reduction in the number of accrued vacation hours that employees are allowed to carry beyond December 31, 2009, resulted in additional cost savings of $1.9 million compared to three months ended June 30, 2008. The decrease in research and development expenses during the six months ended June 30, 2009 compared to same period in 2008 was due to a decrease in variable compensation of $2 million and a decrease caused by the net impact of changes in foreign currency exchange rates of $626,000. Temporary cost cutting measures which included a company-wide wage reduction as well as a reduction in the number of accrued vacation hours that employees are allowed to carry beyond December 31, 2009, resulted in additional cost savings of $2 million compared to six months ended June 30, 2008. We plan to continue to make additional investments in our research and development group during the remainder of 2009. However, due to the continued downturn in the industrial economy and due to the fact that we cannot anticipate when this downturn might ease, our research and development expansion during 2009 will likely be less than it was in 2008.

We capitalize software development costs in accordance with SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. We amortize such costs over the related product’s estimated economic life, generally three years, beginning when a product becomes available for general release. Software amortization expense included in cost of goods sold totaled $2.1 million and $2.5 million during the three month periods ended June 30, 2009 and 2008, respectively, and $4.2 million and $5.0 million during the six month periods ended June 30, 2009, respectively. Internally developed software costs capitalized during the three month periods ended June 30, 2009 and 2008, were $6.8 million and $6.1 million, respectively, and $9.9 million and $7.6 million during the six month periods ended June 20, 2009 and 2008, respectively. Capitalization of internally developed software costs varies depending on the timing of when each project reaches technological feasibility and the length and scope of the development cycle of each individual project. (See Note 7 of Notes to Consolidated Financial Statements for a description of intangibles).

General and Administrative.  General and administrative expenses were $14.8 million and $17.3 million for the three month periods ended June 30, 2009, and 2008, respectively, a decrease of 15% and $30.5 million and $33.9 million for the six month periods ended June 30, 2009 and 2008, respectively, a decrease of 10%. As a percentage of net sales, general and administrative expenses were 10% and 8% for the three month periods ended June 30, 2009 and 2008, respectively, and 10% and 8% for the six month periods ended June 30, 2009 and 2008, respectively. The increases in general and administrative expense as a percentage of revenue were due to the 28% and 23% decreases in revenue during the three and six month periods ended June 2009, respectively, compared to the same periods in 2008. The decrease in general and administrative expenses during the three months ended June 30, 2009 compared to same period in 2008 was due to a decrease in variable compensation of $441,000 and a decrease caused by the net impact of changes in foreign currency exchange rates of $1.2 million. Temporary cost cutting measures which included a company-wide wage reduction as well as a reduction in the number of accrued vacation hours that employees are allowed to carry beyond December 31, 2009, resulted in additional cost savings of $540,000 compared to three months ended June 30, 2008. The decrease in general and administrative expenses during the six months ended June 30, 2009 compared to same period in 2008 was due to a decrease in variable compensation of $671,000 and a decrease caused by the net impact of changes in foreign currency exchange rates of $1.8 million. Temporary cost cutting measures which include a company-wide wage reduction as well as a reduction in the number of accrued vacation hours that employees are allowed to carry beyond December 31, 2009, resulted in additional cost savings of $586,000 compared to six months ended June 30, 2008. We expect that general and administrative expenses in future periods will fluctuate in absolute dollars and as a percentage of revenue.

Interest Income.  Interest income was $407,000 and $1.5 million for the three month periods ended June 30, 2009 and 2008, respectively, a decrease of 73% and $1 million and $3.7 million for the six month periods ended June 30, 2009 and 2008, respectively, a decrease of 73%. These decreases are attributable to significant decreases in investment yields. The source of interest income is from the investment of our cash and short-term and long-term investments.

Net Foreign Exchange Gain (Loss).  Net foreign exchange gain (loss) was $1.1 million and $(313,000) for the three month periods ended June 30, 2009 and 2008, respectively, and $361,000 and $1.2 million for the six month periods ended June 30, 2009 and 2008, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in countries where our functional currency is not the U.S. dollar. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss)”.

To protect against the change in the value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales and expenses over the next one to two years, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue and forecasted expenses denominated in foreign currencies with forward and option contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. For option contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the option contracts designated as hedges, net of the premium paid. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” We purchase foreign currency forward and option contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, British pound sterling and Hungarian forint) and limit the duration of these contracts to 40 months or less. As a result, our hedging activities only partially address our risks from foreign currency transactions, and there can be no assurance that this strategy will be successful. We do not invest in contracts for speculative purposes. (See Note 5 of Notes to Consolidated Financial Statements for a description of our forward and purchased option contracts and hedged positions). Our hedging strategy reduced our foreign exchange gains by $3.3 million and $184,000 during the three and six month periods ended June 30, 2009, respectively, and reduced our foreign exchange gains by $1.3 million and $3.5 million during the three months ended June 30, 2008, respectively.

Provision for Income Taxes.  Our provision for income taxes reflected an effective tax rate of (7%) and 14% for the three months ended June 30, 2009 and 2008, respectively and (179%) and 17% for the six months ended June 30, 2009 and 2008, respectively (See Note 9 of Notes to Consolidated Financial Statements for further discussion regarding changes in our effective tax rate).

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents, Short-term Investments and Long-term Investments.  The following table presents our working capital, cash and cash equivalents and marketable securities (in thousands):

	June 30, 2009	December 31, 2008	Increase/ (Decrease)
	(unaudited)
Working capital	$390,216	$398,292	$(8,076)
Cash and cash equivalents (1)	221,723	229,400	(7,677)
Short-term investments (1)	28,991	6,220	22,771
Long-term investments	10,500	10,500	—
Total cash, cash equivalents, short and long-term investments	$261,214	$246,120	$15,094

(1)         Included in working capital

Our working capital decreased by $8.1 million during the six months ended June 30, 2009, compared to December 31, 2008, due to repurchases of shares of our common stock, dividend payments, capital expenditures and the net purchase of short-term and long-term investments, offset by cash provided by operations.

Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our cash and investments that are located outside of the U.S. are denominated in the U.S. dollar. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. In some countries repatriation of certain foreign balances is restricted by local laws. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S., and repatriation could result in additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

Cash Provided and (Used) in 2009 and 2008.  Cash and cash equivalents decreased to $221.7 million at June 30, 2009 from $229.4 million at December 31, 2008. The following table summarizes the proceeds and (uses) of cash (in thousands):

	Six Months Ended June 30,
	2009	2008
	(unaudited)
Cash provided by operating activities	$58,540	$68,327
Cash (used by) provided by investing activities	(42,833)	16,304
Cash (used by) provided by financing activities	(23,384)	(57,445)
Net (decrease) increase in cash equivalents	(7,677)	27,186
Cash and cash equivalents at beginning of year	229,400	194,839
Cash and cash equivalents at end of period	$221,723	$222,025

Our operating activities provided $58.5 million and $68.3 million for the six month periods ended June 30, 2009 and 2008, respectively, a 14% decrease. For the six months ended June 30, 2009, cash provided by operating activities was the result of $28.4 million in net non-cash operating expenses which consisted of depreciation and amortization, stock-based compensation, benefits from deferred income taxes, and by $25.4 million in net cash provided by changes in operating assets and liabilities, principally a $30.2 million decrease in accounts receivable and a $12.1 million decrease in inventories. For the six months ended June 30, 2008, cash provided by operating activities was the result of $42.4 million in net income and $25.4 million in net non-cash operating expenses which consisted of depreciation and amortization, stock-based compensation, and benefits from deferred income taxes.

Accounts receivable decreased to $91.4 million at June 30, 2009 from $121.5 million at December 31, 2008, as a result of lower sales levels during the six months ended June 30, 2009. This decrease in revenue also caused our days sales outstanding to increase to 63 days at June 30, 2009, compared to 57 days at December 31, 2008. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may face issues gaining access to sufficient funding or credit.

Consolidated inventory balances decreased to $95.3 million at June 30, 2009 from $107.4 million at December 31, 2008. Inventory turns decreased to 1.6 per year for the six months ended June 30, 2009 compared to 2.1 per year at December 31, 2008. The decrease in inventory during the six months ended June 30, 2009, was driven by a reduction in our manufacturing activities in response to the continued slowdown in the industrial economy. Our inventory levels will continue to be determined based upon our anticipated demand for products and our need to keep sufficient inventory on hand to meet our customers’ demands. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels. Rapid changes in industrial demand could have a significant impact on our inventory balances in future periods.

Investing activities used cash of $42.8 million during the six months ended June 30, 2009, which was the result of the net purchase of $22.8 million of short-term investments, the purchase of property and equipment of $7.7 million, capitalization of internally developed software of $9.9 million and the acquisition of other intangibles of $2.4 million. Investing activities provided cash of $16.3 million during the six months ended June 30, 2008, which was the result of the net sale of $57.4 million of short-term investments, offset by the purchase of property and equipment of $12.4 million, capitalization of internally developed software of $7.6 million and an acquisition, net of cash received of $17.3 million.

Financing activities used $23.4 million during the six months ended June 30, 2009, which was the result of $14.9 million used to repurchase our common stock and $18.6 million used to pay dividends to our shareholders, offset by $11.5 million received as a result of the issuance of our common stock from the exercise of stock options and our employee stock purchase plan. Financing activities used $57.4 million during the six months ended June 30, 2008, which was the result of $57.6 million used to repurchase our common stock and $17.4 million used to pay dividends to our shareholders, offset by $17.1 million received as a result of the issuance of our common stock from the exercise of stock options and our employee stock purchase plan.

From time to time our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. Under such programs, we repurchased a total of 738,385 shares of common stock at a weighted average per share price of $20.19 during the six months ended June 30, 2009, and 4,110,042 and 2,730,125 shares of our common stock at weighted average per share prices of $25.22 and $29.20, in the years ended December 31, 2008 and 2007, respectively.

On January 23, 2009, our Board of Directors approved a new share purchase plan which increased the aggregate number of shares of common stock that we are authorized to repurchase from 591,324 to 3.0 million. At June 30, 2009, there were 2,393,383 shares remaining available for repurchase under this plan. This repurchase plan does not have an expiration date.

During the six months ended June 30, 2009, we received reduced proceeds from the exercise of stock options compared to the six months ended June 30, 2008. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control, and in the future we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, it is now our practice to issue restricted stock units and not stock options to eligible employees which will reduce the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to us.

Contractual Cash Obligations.  Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. As of June 30, 2009, we have non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7.1 million. At December 31, 2008, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $8.4 million.

Guarantees are related to payments of customs and foreign grants. As of June 30, 2009, we have outstanding guarantees for payment of customs and foreign grants totaling approximately $2.4 million. As of December 31, 2008, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $2.4 million.

Off-Balance Sheet Arrangements.  We do not have any debt or off-balance sheet debt. As of June 30, 2009 and December 31, 2008, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Prospective Capital Needs.  We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, payment of dividends to our shareholders and repurchases of our common stock for at least the next 12 months. However, we may choose or be required to raise additional funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. Historically, we have not had to rely on debt, public or private, to fund our operating, financing or investing activities. We could also choose or be required to reduce certain expenditures, such as payments of dividends or repurchases of our common stock. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

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

Recently Issued Accounting Pronouncements

See Note 15 – Recently Issued Accounting Pronouncements in Notes to Consolidated Financial Statements.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

Response to this item is included in “Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations” above.

Financial Risk Management

Our international sales are subject to inherent risks, including fluctuations in local economies; fluctuations in foreign currencies relative to the U.S. dollar; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, we are subject to the risks associated with fluctuations in currency rates. During the three months ended June 30, 2009, the U.S. dollar generally traded lower against other major currencies that impact our business however, when compared to the same period in 2008, the U.S. dollar generally traded higher against these same currencies. This had the effect of decreasing our consolidated sales by 7% compared to the same period in 2008. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates also had the effect of decreasing our operating expenses by $6.9 million over the same period. Foreign currency markets continued to show significant volatility during the three months ended June 30, 2009. This has had a significant impact on the revaluation of our foreign currency denominated firm commitments and on our ability to forecast our U.S. dollar equivalent revenues and expenses. If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins. Our foreign currency hedging program includes both foreign currency forward and purchased option contracts to reduce the effect of exchange rate fluctuations. However, our hedging program will not eliminate all of our foreign exchange risks, particularly when market conditions experience the recent level of volatility. (See “Net Foreign Exchange Gain (Loss)” in Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations).

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

Cash, Cash Equivalents and Short-Term Investments

At June 30, 2009, we had $250.7 million in cash, cash equivalents and short-term investments. We maintain cash and cash equivalents with various financial institutions located in many countries throughout the world. Approximately $107.7 million or 43% of these amounts were held in domestic accounts with various financial institutions and $143 million or 57% was held in accounts outside of the U.S. with various financial institutions. At June 30, 2009, $61.7 million or 28% of our cash and cash equivalents was held in cash in various operating accounts throughout the world, and $160 million or 72% was held in money market accounts. The most significant of our operating accounts was our domestic operating account which held approximately $5.9 million or 3% of our total cash and cash equivalents at a bank that carried an A1 rating at June 30, 2009. Our short-term investment balance is comprised of $20.2 million held in our investment accounts in the U.S. and $8.8 million held in investment accounts of our foreign subsidiaries. We maintain an investment portfolio of various types of security holdings and maturities. Pursuant to SFAS 157, Fair Value Measurements, cash equivalents and short-term investments available-for-sale are valued using a market approach (Level 1) based on the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets. The goal of our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the full investment of available funds. We place our cash investments in instruments that meet credit quality standards, as specified in our corporate investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. Other than our auction rate securities discussed below, at June 30, 2009, our cash equivalents and short-term investments carried ratings from the major credit rating agencies that were in accordance with our corporate investment policy. Our investment policy allows investments in the following; government and federal agency obligations, repurchase agreements (“Repos”), certificates of deposit and time deposits, corporate obligations, medium term notes and deposit notes, commercial paper including asset-backed commercial paper (“ABCP”), puttable bonds, general obligation and revenue bonds, money market funds, taxable commercial paper, corporate notes/bonds, municipal notes, municipal obligations, variable rate demand notes and tax exempt commercial paper. All such instruments must carry minimum ratings of A1/P1/F1, MIG1/VMIG1/SP1 and A2/A/A, as applicable, all of which are considered “investment grade”. Our investment policy for marketable securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months with at least 10% maturing in 90 days or less.

We account for our investments in debt and equity instruments under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”), SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments and FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments. Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of shareholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments in debt securities at June 30, 2009 and December 31, 2008 was $29 million and $6.2 million, respectively. The increase was primarily due to the net purchase of $22.8 million of short-term investments during the six months ended June 30, 2009, primarily to diversify our holdings from money market accounts to debt securities and to take advantage of higher yields associated with longer maturity debt securities. We follow the guidance provided by FSP FAS 115-1 and FSP FAS 115-2 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income.

Long-Term Investments

Long-term investments are reported at their fair market value and consist of auction rate securities backed by education loan revenue bonds. One of our auction rate securities is from the Vermont Student Assistance Corporation and has a par value of $2.2 million. The other of our auction rate securities is from the New Hampshire Health and Education Facilities Authority and has a par value of $6.4 million. In November 2008, we accepted the UBS Auction Rate Securities Rights (the "Rights”) agreement offered by UBS as a liquidity alternative to the failed auction process. This Rights agreement is related to the auction rate securities discussed above. The Rights agreement is a nontransferable right to sell our auction rate securities, at par value, back to UBS at any time during the period June 30, 2010 through July 2, 2012.

We do not consider these investments as liquid in the short-term and therefore continued to classify them as long-term investments at June 30, 2009. The auction rate market is not expected to provide liquidity for these securities in the foreseeable future. Should we need or desire to access the funds invested in those securities prior to their maturity or prior to our exercise period under the Rights agreement discussed above, we may be unable to find a buyer in a secondary market outside the auction process or if a buyer in a secondary market is found, we would likely realize a loss.

See Note 4 – Fair Value Measurements in Notes to Consolidated Financial Statements for further discussion of our auction rate securities and our Rights agreement.

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

In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates. Given the short-term nature of certain of our investments, the current interest rate environment of low or declining rates may negatively impact our investment income.

In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of June 30, 2009, a 100 basis point increase or decrease in interest rates across all maturities would result in a $960,000 increase or decrease in the fair market value of the portfolio. As of December 31, 2008, a similar 100 basis point shift in the yield curve would have resulted in a $673,000 increase or decrease in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is an other than temporary impairment.

Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of June 30, 2009, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

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

Exchange Rate Risk

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. The principal currencies hedged are the Euro, British pound, Japanese yen, Korean won and Hungarian forint. We monitor our foreign exchange exposures regularly to help ensure the overall effectiveness of our foreign currency hedge positions. During the three months ended June 30, 2009, we continued to see significant volatility in foreign currency exchange rates in many of the markets in which we do business. Therefore, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at June 30, 2009 and December 31, 2008, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $19.5 million and $30.6 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 5 of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

Item 4.  Controls and Procedures

Our Chief Executive Officer, Dr. James Truchard, and our Chief Financial Officer, Alex Davern, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), required by paragraph (b) of Rule 13a – 15 or Rule 15d – 15, as of June 30, 2009, have concluded that our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. We continue to enhance our internal control over financial reporting in key functional areas with the goal of monitoring our operations at the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required under Auditing Standard No. 5 issued by the Public Company Accounting Oversight Board. We discuss and disclose these matters to the audit committee of our board of directors and to our auditors. During the three months ended June 30, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a – 15 or Rule 15d – 15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                     LEGAL PROCEEDINGS

See Note 16 – Litigation in Notes to Consolidated Financial Statements.

ITEM 1A.                  RISK FACTORS

Continuing Weakness in General Economic Conditions and Fluctuations in the Global Credit and Equity Markets Have Adversely Affected Our Financial Condition and Results of Operations. Our business is sensitive to changes in general economic conditions, both in the U.S. and globally. Due to the continued concerns regarding the availability of credit, our current or potential customers continue to delay or reduce purchases of our products which has adversely affected our revenues and therefore harmed our business and results of operations. In addition, the continuing uncertainty in the financial markets is likely to continue to have an adverse effect on the U.S. and world economies, which could continue to negatively impact the spending patterns of businesses including our current and potential customers. There can be no assurances that government responses to the continuing weakness in general economic conditions will restore confidence in the U.S. and global markets. The global industrial economy is currently in a recession. Many economists and other experts are predicting that this recession in the U.S. and global economies will likely continue through the remainder of 2009 and possibly beyond. We are unable to predict how long this recession will last. We expect our business to continue to be adversely impacted by this downturn in the U.S. and global economies. In particular, our business has fluctuated in the past based on changes in the global Purchasing Managers Index (“PMI”) which by its measures has indicated a contracting industrial economy since September 2008. We are unable to predict when this contraction will end or how much it will negatively impact our business in future periods.  These negative economic conditions, the uncertainty surrounding the extent to which our business will be harmed by them, as well as the uncertainty surrounding their depth and length, make forecasting our results more difficult.

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

Negative Conditions in the Global Credit Markets Have Impaired the Liquidity of a Portion of Our Investment Portfolio.  Our long-term investments consist of auction rate securities backed by education loan revenue bonds. One of our auction rate securities is from the Vermont Student Assistance Corporation and has a par value of $2.2 million. The other of our auction rate securities is from the New Hampshire Health and Education Facilities Authority and has a par value of $6.4 million. On July 24, 2009, and in prior auction periods beginning in February 2008, the auction process for these securities failed. These auction rate securities are classified as available-for-sale. We do not consider these investments as liquid in the short-term and therefore continued to classify them as long-term investments at June 30, 2009. The auction rate market is not expected to provide liquidity for these securities in the foreseeable future. Should we need or desire to access the funds invested in those securities prior to their maturity or prior to our exercise period under our Rights agreement with UBS, we may be unable to find a buyer in a secondary market outside the auction process or if a buyer in a secondary market is found, we would likely realize a loss. See Note 4 – Fair Value Measurements in Notes to Consolidated Financial Statements for further discussion of our auction rate securities.

We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results.  During the fourth quarter of 2008, we established an operating budget for 2009. Our budgets are established based on the estimated revenue from forecasted sales of our products which are based on economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. In response to the continued weakness in the global industrial economy, we have continued to revise our budgeted expenditures in order to respond to the continued adverse economic conditions and reduction in our revenues. Continued decreased demand for our products beyond that which we have anticipated in our revised budget for 2009 will likely result in decreased revenue and could require us to further revise our budget and reduce expenditures. Exceeding the level of expenses established in our operating budget or failing to reduce expenditures in response to further decreases in revenue could have a material adverse effect on our operating results. Our spending could exceed our budgets due to a number of factors, including:

•	additional marketing costs for new product introductions and/or for conferences and tradeshows;
•	increased costs from hiring more product development engineers or other personnel;
•	additional costs associated with our incremental investment in our field sales force;
•	increased manufacturing costs resulting from component supply shortages and/or component price fluctuations;
•	additional expenses related to intellectual property litigation; and/or
•	additional costs related to acquisitions, if any.

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

Our Revenues are Subject to Seasonal Variations.  In recent years, our revenues have been characterized by seasonality, with revenues typically growing from the first quarter to the second quarter, being relatively constant from the second quarter to the third quarter, growing in the fourth quarter compared to the third quarter and declining from the fourth quarter of the current year to the first quarter of the following year. This historical trend has been affected and may continue to be affected in the future by declines in the global industrial economy, the economic impact of larger orders as well as the timing of new product introductions and/or acquisitions, if any. For example, during the fourth quarter of 2008, we experienced a sequential decline in revenue from the third quarter of 2008 due to the severe contraction in the global industrial economy, which is contrary to the typical seasonality described above. In addition, our first quarter and second quarter of 2009 had sequential revenue declines from the fourth quarter of 2008 and first quarter of 2009, respectively, and the magnitude of the decline in the first quarter of 2009 was greater than what has occurred in the past. We cannot predict when or if we will return to our typical historical revenue pattern. We believe the historical pattern of seasonality of our revenue results from the international mix of our revenue and the variability of the budgeting and purchasing cycles of our customers throughout each international region. In addition, our total operating expenses have in the past tended to increase in each successive quarter and have fluctuated as a percentage of revenue based on the seasonality of our revenue. During the three and six month periods ended June 30, 2009, we were able to reduce our operating costs compared to the same periods in 2008 and also on a sequential basis starting from the three months ended December 31, 2008. We can provide no assurance that we will be able to continue to reduce our operating costs over the remainder of 2009 as we plan to sustain our strategic investments in research and development and field sales while limiting expense growth elsewhere.

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

During the six months ended June 30, 2009, we continued to devote resources to the maintenance of systems to support the shipment of products from our manufacturing facility and warehouse in Hungary directly to customers worldwide, and to the continued development of our web offerings. There can be no assurance that we will not experience difficulties with our systems. Difficulties with our systems may interrupt our normal operations, including our ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. Any disruption occurring with these systems may have a material adverse effect on our operating results. We plan to continue to devote resources to the systems that support shipment of product from our manufacturing facility and warehouse in Hungary directly to our customers worldwide, and to the continued development of our web offerings during the remainder of 2009. Any failure to successfully implement these initiatives could have a material adverse effect on our operating results.

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

No assurance can be given that our efforts will be successful. Any difficulties with the centralization of distribution or delays in the implementation of the systems or processes to support this centralized distribution could result in interruption of our normal operations, including our ability to process orders and ship products to our customers. Any failure or delay in successfully centralizing our inventory in and distribution from our facility in Hungary could have a material adverse effect on our operating results.

A Substantial Majority of Our Manufacturing Capacity is Located in Hungary. Our Hungarian manufacturing and warehouse facility sources a substantial majority of our sales. During the six months ended June 30, 2009, we continued to maintain and enhance the systems and processes that support the direct shipment of product orders to our customers worldwide from our manufacturing facility in Hungary. In order to enable timely shipment of products to our customers we also maintain the vast majority of our inventory at our Hungary warehouse facility. In addition to being subject to the risks of maintaining such a concentration of manufacturing capacity and global inventory, this facility and its operation are also subject to risks associated with doing business internationally, including:

•	difficulty in managing manufacturing operations in a foreign country;
•	difficulty in achieving or maintaining product quality;
•	interruption to transportation flows for delivery of components to us and finished goods to our customers; and,
•	changes in the country’s political or economic conditions;
•	changes in the country’s tax laws.

No assurance can be given that our efforts to mitigate these risks will be successful. Accordingly, a failure to deal with these factors could result in interruption in the facility’s operation or delays in expanding its capacity, either of which could have a material adverse effect on our operating results.

In response to significant and frequent changes in the corporate tax law, the unstable political environment, a restrictive labor code, the volatility of the Hungarian forint relative to the U.S. dollar and increasing labor costs, we have significant doubts as to the long term viability of Hungary as a location for our manufacturing and warehousing operations. As such, we may need to look for an alternative location for a substantial majority of our manufacturing and warehousing activities which could have a material adverse effect on our ability to meet current customer demands, our ability to grow our business as well as our liquidity, capital resources and results of operations. Our long term manufacturing and warehousing capacity planning contemplates a third manufacturing and warehousing facility in Malaysia. Deployment of this facility could be accelerated in response to an unfavorable change in the corporate taxation, regulatory or economic environment in Hungary. We can give no assurance that we would be successful in accelerating the deployment of a new facility in Malaysia. Our failure to accelerate the deployment of our manufacturing and warehousing facility in Malaysia in response to changes in the corporate taxation, regulatory or economic environment in Hungary, could have a material adverse effect on our ability to meet current customer demands, our ability to grow our business as well as our liquidity, capital resources and results of operations.

Our Income Tax Rate is Affected by Tax Benefits in Hungary.  As a result of certain foreign investment incentives available under Hungarian law, the profit from our Hungarian operation was subject to a reduced income tax rate. This special tax status terminated on January 1, 2008, with the merger of our Hungarian manufacturing operations with its Hungarian parent company. The tax position of our Hungarian operation continues to benefit from assets created by the restructuring of our operations in Hungary. We expect the profit from our Hungarian operation in future periods to result in the realization of a portion of these assets. Partial release of the valuation allowance on these assets resulted in income tax benefits of $3.2 million and $4.1 million for the three month periods ended June 30, 2009 and 2008, respectively, and $4.2 million and $6.1 million for the six month periods ended June 30, 2009 and 2008, respectively. These benefits are based on our estimated future earnings in Hungary. Should changes in Hungary’s political condition and/or tax laws change our ability to generate a profit in Hungary in future periods, these tax benefits may not be available in future periods and may cause us to record a charge for the full amount recognized to date in the period of the tax change. The reduction or elimination of these tax benefits in Hungary or future changes in U.S. law pertaining to taxation of foreign earnings could result in an increase in our future effective income tax rate, which could have a material adverse effect on our operating results.

We have submitted a request to the Hungarian Finance Minister to obtain a ruling as to the application of a new tax law providing for an enhanced deduction for research and development expenses. Should we receive a favorable response to this request during the three months ended September 30, 2009, we would record a charge of approximately $19.5 million to income tax expense, and the tax benefit from assets created by the restructuring may not be available in future periods. This would result in an increase in our future effective income tax rate. However, we believe the increase in the rate for the periods following the period in which we record this charge, will be offset entirely by the effect of the increased benefit from the enhanced deduction for research and development expenses.

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

In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us such as the Foreign Corrupt Practices Act. Although we have policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, including those based in or from countries where practices which violate such U.S. laws may be customary, will not take actions in violation of our policies. Any violation of foreign or U.S. laws by our employees, contractors or agents, even if such violation is prohibited by our policies, could have a material adverse effect on our business. We must also comply with various import and export regulations. The application of these various regulations depends on the classification of our products which can change over time as such regulations are modified or interpreted. As a result, even if we are currently in compliance with applicable regulations, there can be no assurance that we will not have to incur additional costs or take additional compliance actions in the future. Failure to comply with these regulations could result in fines and/or termination of import and export privileges, which could have a material adverse effect on our operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar.

Sales made by our international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. During the three months ended June 30, 2009, the U.S. dollar generally traded lower against other major currencies that impact our business; however, when compared to the same period in 2008, the U.S. dollar generally traded higher against these same currencies. Net of hedging results, the change in exchange rates had the effect of decreasing our consolidated sales by 7% compared to the same period in 2008. If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing our operating expenses by $6.9 million in the three months ended June 30, 2009, compared to the same period in 2008. Currently, we are experiencing significant volatility in foreign currency exchange rates in many of the markets in which we do business. This has had a significant impact on the revaluation of our foreign currency denominated firm commitments and on our ability to forecast our U.S. dollar equivalent revenues and expenses. In the past, these dynamics have also adversely affected our revenue growth in international markets and will likely pose similar challenges in the future.

Our Business Depends on Our Proprietary Rights and We are Subject to Intellectual Property Litigation.  Our success depends on our ability to obtain and maintain patents and other proprietary rights relative to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may have in the past infringed or violated certain of our intellectual property rights. We from time to time engage in litigation to protect our intellectual property rights. In monitoring and policing our intellectual property rights, we have been and may be required to spend significant resources. We from time to time may be notified that we are infringing certain patent or intellectual property rights of others. There can be no assurance that any existing intellectual property litigation or any intellectual property litigation initiated in the future, will not cause significant litigation expense, liability, injunction against the sale of some of our products, and a diversion of management’s attention, any of which may have a material adverse effect on our operating results.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our management’s certification of adequate disclosure controls and procedures as of June 30, 2009. Our most recent annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. Our most recent report on Form 10-K also contained an attestation and report by our auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

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

Provisions in Our Charter Documents and Delaware Law and Our Stockholder Rights Plan May Delay or Prevent an Acquisition of Us. Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions include a classified Board of Directors, prohibition of stockholder action by written consent, prohibition of stockholders to call special meetings and the requirement that the holders of at least 80% of our shares approve any business combination not otherwise approved by two-thirds of the Board of Directors. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. In addition, our Board of Directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Our Board of Directors adopted a stockholders rights plan on January 21, 2004, pursuant to which we declared a dividend of one right for each share of our common stock outstanding as of May 10, 2004. This rights plan replaced a similar rights plan that had been in effect since our initial public offering in 1995. Unless redeemed by us prior to the time the rights are exercised, upon the occurrence of certain events, the rights will entitle the holders to receive upon exercise thereof shares of our preferred stock, or shares of an acquiring entity, having a value equal to twice the then-current exercise price of the right. The issuance of the rights could have the effect of delaying or preventing a change of control of us.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of June 30, 2009 with respect to the shares of our common stock that we repurchased during the second quarter of 2009.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2009 to April 30, 2009	—	—	—	2,642,461
May 1, 2009 to May 31, 2009	—	—	—	2,642,461
June 1, 2009 to June 30, 2009	249,078	$22.97	249,078	2,393,383
Total	249,078	$22.97	249,078

For the past several years, we have maintained various stock repurchase programs. On January 23, 2009, our Board of Directors approved a new share repurchase plan that increased the aggregate number of shares of common stock that we are authorized to repurchase from 591,324 to 3.0 million. This repurchase plan does not have an expiration date.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our annual meeting of stockholders was held on May 12, 2009.

(b)	The following director was elected at the meeting to serve a term of three years:

Duy-Loan T. Le

The following directors are continuing to serve their terms:

James J. Truchard
Charles J. Roesslein
Jeffrey L. Kodosky
Donald M. Carlton
John K. Medica

(c)	The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

For                                  Abstain
(1)	Election of directors:
Duy-Loan T. Le                                           73,299,883                      695,284

ITEM 5.                      OTHER INFORMATION

From time to time our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Jeffrey L. Kodosky and James J. Truchard have made periodic sales of our stock pursuant to such plans.

ITEM 6.                      EXHIBITS

3.1(2)	Certificate of Incorporation, as amended, of the Company.
3.2(11)	Amended and Restated Bylaws of the Company.
3.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(1)	Specimen of Common Stock certificate of the Company.
4.2(3)	Rights Agreement dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A.
10.1(1)	Form of Indemnification Agreement.
10.2(5)	1994 Incentive Plan, as amended.*
10.3(11)	1994 Employee Stock Purchase Plan.*
10.4(6)	Long-Term Incentive Program.*
10.5(7)	2005 Incentive Plan.*
10.6(8)	National Instruments Corporation Annual Incentive Program.*
10.8(9)	Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.9(9)	Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.10(9)	Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.11(9)	Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement of Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(3)	Incorporated by reference to exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on January 28, 2004.
(4)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 8-K on April 27, 2004.
(5)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q on August 5, 2004.
(6)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(7)	Incorporated by reference to exhibit A of the Company’s Proxy Statement dated and filed on April 4, 2005.
(8)	Incorporated by reference to the exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on June 27, 2006.
(9)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q on August 2, 2006.
(10)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K on February 20, 2007.
(11)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*	Management Contract or Compensatory Plan or Arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INSTRUMENTS CORPORATION

NATIONAL INSTRUMENTS CORPORATION

Date: August 4, 2009	By:	/s/ Alex Davern
Alex Davern
Chief Financial Officer and Treasurer
(principal financial and accounting officer)