Form 10-Q
period 2009-09-30
NATIONAL INSTRUMENTS CORP /DE/
filed 2009-10-27
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended:  September 30, 2009 or

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

Large accelerated filer ☒                                          Accelerated filer ☐                                Non-accelerated filer ☐                                            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2009
Common Stock - $0.01 par value	77,727,583

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2009	December 31, 2008
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$232,700	$229,400
Short-term investments	43,663	6,220
Accounts receivable, net	90,790	121,548
Inventories, net	88,726	107,358
Prepaid expenses and other current assets	40,721	43,062
Deferred income taxes, net	21,875	21,435
Total current assets	518,475	529,023
Long-term investments	1,900	10,500
Property and equipment, net	150,532	154,477
Goodwill, net	64,960	64,561
Intangible assets, net	44,980	41,915
Other long-term assets	35,684	32,115
Total assets	$816,531	$832,591
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$25,432	$30,876
Accrued compensation	16,230	22,012
Deferred revenue	49,102	45,514
Accrued expenses and other liabilities	10,641	18,848
Other taxes payable	13,827	13,481
Total current liabilities	115,232	130,731
Deferred income taxes	23,599	25,157
Other long-term liabilities	12,274	12,265
Total liabilities	151,105	168,153
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 180,000,000 shares authorized; 77,689,355 and 77,193,063 shares issued and outstanding, respectively	777	772
Additional paid-in capital	328,196	300,352
Retained earnings	324,785	352,831
Accumulated other comprehensive income	11,668	10,483
Total stockholders’ equity	665,426	664,438
Total liabilities and stockholders’ equity	$816,531	$832,591

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales:
Product	$152,106	$200,871	$435,348	$578,222
Software maintenance	12,929	14,167	39,649	40,208
Total net sales	165,035	215,038	474,997	618,430

Cost of sales:
Product	$40,476	$52,957	$119,234	$152,487
Software maintenance	1,423	1,550	4,034	4,529
Total cost of sales	41,899	54,507	123,268	157,016

Gross profit	123,136	160,531	351,729	461,414

Operating expenses:
Sales and marketing	$65,126	$78,392	$199,089	$230,638
Research and development	35,016	37,016	99,252	105,808
General and administrative	12,306	17,177	42,838	51,122
Total operating expenses	112,448	132,585	341,179	387,568

Operating income	10,688	27,946	10,550	73,846

Other income (expense):
Interest income	$339	$1,374	$1,335	$5,025
Net foreign exchange gain (loss)	940	(3,025)	1,301	(1,791)
Other income, net	482	80	979	13
Income before income taxes	12,449	26,375	14,165	77,093
Provision for (benefit from) income taxes	2,518	3,216	(554)	11,584

Net income	$9,931	$23,159	$14,719	$65,509

Basic earnings per share	$0.13	$0.29	$0.19	$0.83

Weighted average shares outstanding – basic	77,653	78,834	77,497	78,701

Diluted earnings per share	$0.13	$0.29	$0.19	$0.82

Weighted average shares outstanding – diluted	78,103	79,841	77,842	79,773

Dividends declared per share	$0.12	$0.11	$0.36	$0.33

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flow from operating activities:
Net income	$14,719	$65,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,536	27,901
Stock-based compensation	15,238	14,690
Provision for (benefit from) deferred income taxes	(6,802)	3,008
Tax expense (benefit from) stock option plans	1,445	(1,243)
Changes in operating assets and liabilities:
Accounts receivable	30,758	10,611
Inventories	18,632	(16,954)
Prepaid expenses and other assets	3,920	(12,895)
Accounts payable	(5,444)	(4,791)
Deferred revenue	3,588	5,985
Taxes and other liabilities	(14,245)	14,138
Net cash provided by operating activities	90,345	105,959

Cash flow from investing activities:
Capital expenditures	(12,331)	(21,115)
Capitalization of internally developed software	(10,611)	(8,687)
Additions to other intangibles	(4,009)	(2,603)
Acquisition, net of cash received	—	(17,310)
Purchases of short-term and long-term investments	(38,876)	(17,315)
Sales and maturities of short-term and long-term investments	10,034	39,080
Purchases of foreign currency option contracts	—	(2,784)
Net cash (used by) provided by investing activities	(55,793)	(30,734)

Cash flow from financing activities:
Proceeds from issuance of common stock	16,351	26,628
Repurchase of common stock	(18,200)	(58,215)
Dividends paid	(27,958)	(26,055)
Tax expense (benefit from) stock option plans	(1,445)	1,243
Net cash (used by) financing activities	(31,252)	(56,399)

Net change in cash and cash equivalents	3,300	18,826
Cash and cash equivalents at beginning of period	229,400	194,839
Cash and cash equivalents at end of period	$232,700	$213,665

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at September 30, 2009 and December 31, 2008, and the results of our operations for the three and nine month periods ended September 30, 2009 and September 30, 2008 and the cash flows for the nine month periods ended September 30, 2009 and 2008. Operating results for the three-month and nine-month periods ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Certain prior year amounts have been reclassified to conform to the 2009 presentation as shown in the following tables:

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
	(unaudited)	(unaudited)

Cost of sales as previously reported	$53,537	$154,227
Technical support costs previously reported as sales and marketing (a)	970	2,789
Cost of sales adjusted for reclassification	$54,507	$157,016

Sales and marketing as previously reported	$79,362	$233,427
Technical support costs as previously reported as sales and marketing (a)	(970)	(2,789)
Sales and marketing adjusted for reclassification	$78,392	$230,638

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

We have historically recorded the excess of the purchase price over the par or stated value of retired shares of our common stock as a reduction of additional paid-in capital. We completed our review of this accounting policy under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 505, Equity. Based on this review, we have reclassified a portion of the excess of the purchase price over the par or stated value of retired shares of our common stock from a reduction of additional paid-in capital to a reduction of retained earnings. The effects of this adjustment on our previously reported paid-in capital and retained earnings as of December 31, 2008, are detailed in the table below. This reclassification did not have any impact on previously reported statements of income, earning per share amounts, statements of cash flows or total stockholders’ equity.

	Amounts as previously reported at December 31, 2008	Effect of reclassification	Amounts adjusted for reclassification at December 31, 2008
	(unaudited)	(unaudited)	(unaudited)
Additional paid-in capital	39,673	260,679	300,352
Retained earnings	613,510	(260,679)	352,831

During the nine months ended September 30, 2009, we used $18.2 million to retire an additional 869,600 shares of our common stock. As a result, we reduced additional paid-in capital by $3.4 million and retained earnings by $14.8 million.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three month and nine month periods ended September 30, 2009 and 2008, respectively, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Weighted average shares outstanding-basic	77,653	78,834	77,497	78,701
Plus: Common share equivalents
Stock options, restricted stock units	450	1,007	345	1,072
Weighted average shares outstanding-diluted	78,103	79,841	77,842	79,773

Stock options to acquire 3,509,000 shares and 2,025,000 shares for the three month periods ended September 30, 2009 and 2008, respectively, and 3,619,000 shares and 2,325,000 shares for the nine month periods ended September 30, 2009 and 2008, respectively, were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

NOTE 3 – Cash, Cash Equivalents, Short-Term and Long-Term Investments

Cash, cash equivalents, short-term and long-term investments consist of the following (in thousands):

	As of September 30, 2009	As of December 31, 2008
	(unaudited)
Cash and cash equivalents:
Cash	$70,321	$100,967
Cash equivalents:
Debt securities	—	—
Time deposits	—	73,400
Money market accounts	162,379	55,033
Total cash and cash equivalents	$232,700	$229,400
Short-term investments:
Debt securities	$32,310	$6,220
Time deposits	2,753	—
Auction rate securities	8,223	—
Auction rate securities put option	377	—
Total short-term investments	43,663	6,220
Long-term investments:
Auction rate securities	—	6,964
Auction rate securities put option	—	1,636
Other long-term investments	1,900	1,900
Total investments	$45,563	$16,720
Total cash, cash equivalents and investments	$278,263	$246,120

The following table summarizes unrealized gains and losses related to our investments designated as available-for-sale (in thousands):

	As of September 30, 2009
	(unaudited)

	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities	$32,183	$130	$(3)	$32,310
Time deposits	2,753	—	—	2,753
Auction rate securities	8,600	—	(377)	8,223
Auction rate securities put option	—	377	—	377
Other long-term investments	1,900	—	—	1,900
Total investments	$45,436	$507	$(380)	$45,563

	As of December 31, 2008
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities	$6,199	$28	$(7)	$6,220
Auction rate securities	8,600	—	(1,636)	6,964
Auction rate securities put option	—	1,636	—	1,636
Other long-term investments	1,900	—	—	1,900
Total investments	$16,699	$1,664	$(1,643)	$16,720

We account for our investments in debt and equity instruments under FASB ASC 320, Investments – Debt and Equity Securities (FASB ASC 320). Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of shareholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. See Note 4 – Fair Value Measurements of Notes to Consolidated Financial Statements for further discussion regarding methods and assumptions to determine fair value.

NOTE 4 – Fair Value Measurements

FASB ASC 820, Fair Value Measurements and Disclosures (FASB ASC 820) clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. Effective January 1, 2009, we adopted FASB ASC 820 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. The adoption of FASB ASC 820 did not have a material impact on our fair value measurements as we did not have any items that were measured at fair value on a nonrecurring basis for the nine months ended September 30, 2009.  In April 2009, FASB ASC 820 was updated to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The update also includes guidance on identifying circumstances that indicate a transaction is not orderly. We adopted the update on April 1, 2009 and it did not have a material impact on our fair value measurements.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value (in thousands).

		Fair Value Measurements at Reporting Date Using (unaudited)
Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money Market Funds	$162,379	$162,379	$—	$—
Available for sale securities:
Short-term debt securities	43,663	35,063	—	8,600
Long-term debt securities	—	—	—	—
Derivatives	10,735	—	10,735	—
Total Assets	$216,777	$197,442	$10,735	$8,600

Liabilities
Derivatives	(2,070)	—	(2,070)	—
Total Liabilities	$(2,070)	$—	$(2,070)	$—

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Long-term investments available for sale
(unaudited)

Beginning Balance at December 31, 2008	$8,600
Total gains (realized/unrealized)
Included in earnings	377
Included in other comprehensive income
Total (losses) (realized/unrealized)
Included in earnings	(377)
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfer in and/or out of Level 3	—
Ending Balance at September 30, 2009	$8,600

The amount of total gains or (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	—
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

Short-term debt securities available-for-sale included in Level 3 are reported at their fair market value and consist of auction rate securities backed by education loan revenue bonds. One of our auction rate securities is from the Vermont Student Assistance Corporation and has a par value of $2.2 million. The other of our auction rate securities is from the New Hampshire Health and Education Facilities Authority and has a par value of $6.4 million. The ratings for these securities at September 30, 2009, were Baa3/A/AAA and Aaa/NR/AAA, respectively. We note that the bonds from the Vermont Student Assistance Corporation carried ratings of Aa3/A/AAA at December 31, 2008. Historically, we reported the fair market value of these securities at par as differences between par value and the purchase price or settlement value were historically comprised of accrued interest. Auction rate securities are variable rate debt instruments whose interest rates are typically reset approximately every 7 to 35 days. On October 2, 2009, and in prior auction periods beginning in February 2008, the auction process for these securities failed. At September 30, 2009, we reported these short-term investments at their estimated fair market value of $8.2 million.

In November 2008, we accepted the UBS Auction Rate Securities Rights (the “Rights”) agreement offered by UBS as a liquidity alternative to the failed auction process. This Rights agreement is related to the auction rates securities discussed above. The Rights agreement is a nontransferable right to sell our auction rate securities, at par value, back to UBS at any time during the period June 30, 2010, through July 2, 2012. At September 30, 2009, we reported the Rights agreement at its estimated fair market value of $0.4 million as a component of short-term debt securities available for sale.

At June 30, 2009, we classified our auction rate securities and our Rights agreement as long-term but are now reporting them as short-term. We continue to have the ability to hold our auction rate securities to their ultimate maturities which are in excess of one year and we have not made a determination as to whether we will exercise our right under the Rights agreement or if we do choose to exercise our option, at what point during the period June 30, 2010 through July 2, 2012, we would exercise our option. However, due to the fact that our Rights agreement has an initial exercise date that is less than one year from now, we are now reporting our auction rate securities and the corresponding Rights agreement as short-term. We have recorded the unrealized loss related to the auction rate securities and the unrealized gain related to the Rights agreement as a component of other income (expense), in our Consolidated Statements of Income.

The estimated fair market value of both the auction rate securities and the Rights agreement was determined using significant unobservable inputs (Level 3) as prescribed by FASB ASC 820. We considered many factors in determining the fair market value of the auction rate securities as well as our corresponding Rights agreement at September 30, 2009, including the fact that the debt instruments underlying the auction rate securities have redemption features which call for redemption at 100% of par value, current credit curves for like securities and discount factors to account for the illiquidity of the market for these securities. During the three months ended September 30, 2009, we did not make any changes to our valuation techniques or related inputs.

NOTE 5 – Derivative Instruments and Hedging Activities

FASB ASC 815, Derivatives and Hedging (FASB ASC 815), requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

We have operations in over 40 countries. Sales outside of the Americas as a percentage of consolidated sales were 54% and 55% in each of the three month periods ended September 30, 2009 and 2008, respectively, and 55% and 56% in each of the nine month periods ended September 30, 2009 and 2008, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

We maintain a foreign currency risk management strategy that uses derivative instruments (foreign currency forward and purchased option contracts) to help protect our earnings and cash flows from fluctuations caused by the volatility in currency exchange rates. Movements in foreign currency exchange rates pose a risk to our operations and competitive position, since exchange rate changes may affect our profitability and cash flow, and the business or pricing strategies of our non-U.S. based competitors.

The vast majority of our foreign sales are denominated in the customers’ local currency. We purchase foreign currency forward and option contracts as hedges of forecasted sales that are denominated in foreign currencies and as hedges of foreign currency denominated receivables. These contracts are entered into to protect against the risk that the eventual dollar-net-cash inflows resulting from such sales or firm commitments will be adversely affected by changes in exchange rates. We also purchase foreign currency forward contracts as hedges of forecasted expenses that are denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual dollar-net-cash outflows resulting from foreign currency operating and cost of revenue expenses will be adversely affected by changes in exchange rates.

In accordance with FASB ASC 815, we designate foreign currency forward and purchased option contracts as cash flow hedges of forecasted revenues or forecasted expenses. In addition, we hedge our foreign currency denominated balance sheet exposures using foreign currency forward contracts. These derivatives are not designated as hedging instruments under FASB ASC 815. None of our derivative instruments contain a credit-risk-related contingent feature.

Cash flow hedges

To protect against the reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales over the next one to two years, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue and forecasted expenses denominated in foreign currencies with forward and purchased option contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. For option contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the option contracts net of the premium paid designated as hedges. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money”. We purchase foreign currency forward and option contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, British pound sterling, South Korean won and Hungarian forint) and limit the duration of these contracts to 40 months or less.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“OCI”) and reclassified into earnings in the same line item (net sales, operating expenses, or cost of sales) associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings or expenses during the current period and are classified as a component of “net foreign exchange gain (loss)”. Hedge effectiveness of foreign currency forwards and purchased option contracts designated as cash flow hedges are measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the forecasted transaction’s terminal value.

We held forward contracts with a notional amount of $28.6 million dollar equivalent of Euro, $5.1 million dollar equivalent of British pound sterling, $20.7 million dollar equivalent of Japanese yen, and $22.9 million dollar equivalent of Hungarian forint at September 30, 2009. These contracts are for terms of up to 24 months. At December 31, 2008, we held forward contracts with a notional amount of $54.9 million dollar equivalent of Euro, $6.2 million dollar equivalent of British pound sterling, $18.9 million dollar equivalent of Japanese yen, $4.7 million dollar equivalent of South Korean won and $21.7 million dollar equivalent of Hungarian forint.

We held purchased option contracts with a notional amount of $60.9 million dollar equivalent of Euro at September 30, 2009. These contracts are for terms of up to 24 months. At December 31, 2008, we held purchased option contracts with a notional amount of $111.3 million dollar equivalent of Euro.

At September 30, 2009, we expect to reclassify $1.1 million of gains and $988,000 of losses on derivative instruments from accumulated other comprehensive income to net sales during the next twelve months when the hedged international sales occur. At September 30, 2009, we expect to reclassify $3.6 million of gains on derivative instruments from accumulated OCI to cost of sales and $1.8 million of gains on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged international expenses occur. Expected amounts are based on derivative valuations at September 30, 2009. Actual results may vary as a result of changes in the corresponding exchange rate subsequent to this date.

During the nine months ended September 30, 2009, hedges with a notional amount of $7.3 million were determined to be ineffective. As a result, we recorded a net gain of $657,000 related to these hedges as a component of “net foreign exchange gain (loss)” during the nine months ended September 30, 2009. We did not record any gains or losses due to the ineffectiveness of our hedges during the nine months ended September 30, 2008.

Other Derivatives

Other derivatives not designated as hedging instruments under FASB ASC 815 consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss)”. As of September 30, 2009 and December 31, 2008, we held foreign currency forward contracts with a notional amount of $36.5 million and $67.1 million, respectively.

Effective January 1, 2009, we adopted the updated disclosure requirements of FASB ASC 815. The following table presents the fair value of derivative instruments on our Consolidated Balance Sheets and the effect of derivative instruments on our Consolidated Statements of Income.

Fair Values of Derivative Instruments (in thousands):

In thousands	Asset Derivatives
	September 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(unaudited)
Derivatives designated as hedging instruments under FASB ASC 815

Foreign exchange contracts – ST forwards	Prepaid expenses and other current assets	$6,530	Prepaid expenses and other current assets	$5,260

Foreign exchange contracts – LT forwards	Other long-term assets	1,778	Other long-term assets	2,654

Foreign exchange contracts – ST options	Prepaid expenses and other current assets	1,331	Prepaid expenses and other current assets	5,705

Foreign exchange contracts – LT options	Other long-term assets	585	Other long-term assets	3,838

Total derivatives designated as hedging instruments under FASB ASC 815		$10,224		$17,457

Derivatives not designated as hedging instruments under FASB ASC 815

Foreign exchange contracts – ST forwards	Prepaid expenses and other current assets	$511	Prepaid expenses and other current assets	$2,745

Total derivatives not designated as hedging instruments under FASB ASC 815		$511		$2,745

Total derivatives		$10,735		$20,202

	Liability Derivatives
	September 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(unaudited)
Derivatives designated as hedging instruments under FASB ASC 815

Foreign exchange contracts – ST forwards	Accrued expenses and other liabilities	$(399)	Accrued expenses and other liabilities	$(1,803)

Foreign exchange contracts – LT forwards	Other long-term liabilities	—	Other long-term liabilities	—

Foreign exchange contracts – ST options	Accrued expenses and other liabilities	—	Accrued expenses and other liabilities	—

Foreign exchange contracts – LT options	Other long-term liabilities	—	Other long-term liabilities	—

Total derivatives designated as hedging instruments under FASB ASC 815		$(399)		$(1,803)

Derivatives not designated as hedging instruments under FASB ASC 815

Foreign exchange contracts – ST forwards	Accrued expenses and other liabilities	$(1,671)	Accrued expenses and other liabilities	$(3,280)

Total derivatives not designated as hedging instruments under FASB ASC 815		$(1,671)		$(3,280)

Total derivatives		$(2,070)		$(5,083)

The following unaudited table shows the effect of derivative instruments on our Consolidated Statements of Income for the three months ended September 30, 2009 (in thousands):

Derivatives in FASB ASC 815 Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) (in thousands)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009		2009		2009
Foreign exchange contracts – forwards and options	$(5,037)	Net sales	$(401)	Net foreign exchange gain (loss)	$181

Foreign exchange contracts – forwards and options	1,465	Cost of sales	(72)	Net foreign exchange gain (loss)	395

Foreign exchange contracts – forwards and options	82	Operating expenses	380	Net foreign exchange gain (loss)	81

Total	$(3,490)		$(93)		$657

Derivatives not Designated as Hedging Instruments under FASB ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2009
Foreign exchange contracts – forwards	Net foreign exchange gain/(loss)	$(1,607)

Total		$(1,607)

The following unaudited table shows the effect of derivative instruments on our Consolidated Statements of Income for the nine months ended September 30, 2009 (in thousands):

Derivatives in FASB ASC 815 Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) (in thousands)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009		2009		2009
Foreign exchange contracts – forwards and options	$(8,822)	Net sales	$2,578	Net foreign exchange gain (loss)	$1,132

Foreign exchange contracts – forwards and options	2,776	Cost of sales	(740)	Net foreign exchange gain (loss)	(44)

Foreign exchange contracts – forwards and options	1,747	Operating expenses	184	Net foreign exchange gain (loss)	81

Total	$(4,299)		$2,022		$1,169

Derivatives not Designated as Hedging Instruments under FASB ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2009
Foreign exchange contracts – forwards	Net foreign exchange gain/(loss)	$(1,791)

Total		$(1,791)

NOTE 6 – Inventories

Inventories, net consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
	(unaudited)

Raw materials	$41,745	$48,004
Work-in-process	2,422	4,150
Finished goods	44,559	55,204
	$88,726	$107,358

NOTE 7 – Intangibles

Intangibles at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009			December 31, 2008
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$36,838	$(17,966)	$18,872	$25,610	$(11,344)	$14,266
Acquired technology	28,037	(19,987)	8,050	27,503	(16,804)	10,699
Patents	18,549	(5,145)	13,404	16,068	(4,506)	11,562
Leasehold equipment and other	12,451	(7,797)	4,654	11,401	(6,013)	5,388
	$95,875	$(50,895)	$44,980	$80,582	$(38,667)	$41,915

Software development costs capitalized during the three month periods ended September 30, 2009 and 2008, were $1.3 million and $1.1 million, respectively. Included in these capitalized costs for the three month periods ended September 30, 2009 and 2008, were costs related to stock based compensation of $71,000 and $49,000, respectively. Capitalized software amortization expense was $2.5 million and $2.9 million during the three month periods ended September 30, 2009 and 2008, respectively. During the nine month periods ended September 30, 2009 and 2008, we capitalized software development costs of $11.2 million and $8.7 million, respectively. Included in these capitalized costs for the nine month periods ended September 30, 2009 and 2008, were costs related to stock based compensation of $617,000 and $409,000, respectively. During the nine month periods ended September 30, 2009 and 2008, capitalized software amortization expense was $6.6 million and $7.8 million, respectively.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Patents are amortized using the straight-line method over their estimated period of benefit, generally ten to seventeen years. Total intangible assets amortization expenses were $4.7 million and $4.4 million during the three month periods ended September 30, 2009 and 2008, respectively, and $12.2 million and $12.3 million during the nine month periods ended September 30, 2009 and 2008, respectively.

Acquired core technology and intangible assets are amortized over their useful lives, which range from three to eight years. Amortization expense for intangible assets acquired was approximately $1.0 million and $1.1 million for the three month periods ended September 30, 2009 and 2008, respectively, of which approximately $853,000 and $937,000 was recorded in cost of sales, respectively, and approximately $126,000 and $139,000 was recorded in operating expenses, respectively. For the nine month periods ended September 30, 2009 and 2008, amortization expense for intangible assets acquired was approximately $3.0 million and $3.2 million, respectively, of which approximately $2.6 million and $2.7 million was recorded in cost of sales, respectively, and approximately $378,000 and $449,000 was recorded in operating expenses, respectively.

NOTE 8 – Goodwill

The carrying amount of goodwill for 2009 is as follows:

Amount (in thousands)
Balance as of December 31, 2008	$64,561
Acquisitions	—
Divestitures	—
Foreign currency translation impact	399
Balance as of September 30, 2009	$64,960

The excess purchase price over the fair value of assets acquired is recorded as goodwill. As we have one operating segment, we allocate goodwill to one reporting unit for goodwill impairment testing. In accordance with FASB ASC 350, Intangibles – Goodwill and Other (FASB ASC 350), goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 28, 2009. No impairment of goodwill has been identified during the period presented. Goodwill is deductible for tax purposes in certain jurisdictions.

NOTE 9 – Income Taxes

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We had $8.4 million and $8.8 million of unrecognized tax benefits at September 30, 2009 and September 30, 2008, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross decrease in unrecognized tax benefits of $1.6 million for the three month period ended September 30, 2009, as a result of the lapse of the applicable statute of limitations. As of September 30, 2009, it is deemed reasonable that we will recognize tax benefits in the amount of $2.3 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority. Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2009, we had approximately $597,000 accrued for interest related to uncertain tax positions. The tax years 2002 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 20% and 12% for the three month periods ended September 30, 2009 and 2008, respectively and (4)% and 15% for the nine month periods ended September 30, 2009 and 2008, respectively. For the three and nine month periods ended September 30, 2009, our effective tax rate was lower than the U.S. federal statutory rate of 35% due to a partial release of a deferred tax asset valuation allowance, the research credit and a decrease in unrecognized tax benefits for uncertain tax positions. These benefits were partially offset by non-deductible stock-based compensation expenses, losses in foreign jurisdictions with reduced income tax rates and a valuation allowance related to a deferred tax asset for which a tax benefit was previously recognized. The non-deductible stock-based compensation expenses were a greater percentage of net income in the three and nine month periods ended September 30, 2009, than they were during the comparable periods in 2008. The increase in our effective tax rate for the three months ended September 30, 2009 compared to the same period in 2008, was due to losses in foreign jurisdictions with reduced income tax rates, changes in the valuation allowance related to a deferred tax asset for which a tax benefit was previously recognized and an increase in non-deductible stock-based compensation expense as a percentage of net income. These reductions were partially offset by benefits from the research credit and an increase in the partial release of a deferred tax asset valuation allowance as a percentage of net income. The decrease in our effective tax rate for the nine months ended September 30, 2009 compared to the same period in 2008, was due to the partial release of a deferred tax asset valuation allowance as a percentage of net income and the research credit. These benefits were partially offset by an increase in non-deductible stock-based compensation expenses as a percentage of net income, losses in foreign jurisdictions with reduced income tax rates and changes in the valuation allowance related to a deferred tax asset for which tax benefit was previously recognized. For the three and nine month periods ended September 30, 2008, our effective tax rate was lower than the U.S. federal statutory rate of 35% primarily as a result of reduced tax rates in certain foreign jurisdictions, the partial release of a deferred tax asset valuation allowance, and a decrease in unrecognized tax benefits for uncertain tax positions.

The tax position of our Hungarian operation continues to benefit from assets created by the restructuring of our operations in Hungary which was effective on January 1, 2008. Partial release of the valuation allowance on these assets resulted in income tax benefits of $1.7 million and $2.4 million for the three month periods ended September 30, 2009 and 2008, respectively, and $5.9 million and $8.5 million for the nine month periods ended September 30, 2009 and 2008, respectively. As of September 30, 2009, we had a net deferred tax asset of $19.1 million related to the tax benefit of these assets. This amount is based on estimated future earnings in Hungary that are deemed more likely than not to be realized as of September 30, 2009.

Our ability to predict our level of future profitability in Hungary is very limited due to significant and frequent changes in the corporate tax law, the unstable political environment, a restrictive labor code, the volatility of the Hungarian forint relative to the U.S. dollar and increasing labor costs. This view is also supported by the rapid and unexpected decline in the global economy in 2008 and 2009, which has made historical results of operations unreliable evidence of the magnitude of future taxable income beyond a relatively short period. While we believe our historical operations are a fair indicator that our operations in Hungary will produce some level of profit in the future, we believe that a quarterly reassessment of anticipated future taxable income is critical and that forecasting taxable income beyond two years is not viable at this point in time. We continue to reevaluate quarterly whether and to what extent we expect to generate future taxable income in Hungary as well as how far into the future we can project profitability.

We have submitted a request to the Hungarian Finance Ministry to obtain a ruling as to the application of a new tax law providing for an enhanced deduction for research and development expenses. Should we receive a favorable response to this request during the three months ended December 31, 2009, we would record a charge of approximately $15 million to income tax expense and would result in an increase in our effective income tax rate in that period. In addition, the tax benefit from assets created by the restructuring may not be available in future periods. However, we believe the increase in the rate for the periods following the period in which we record this charge, will be offset substantially by the effect of the increased benefit from the enhanced deduction for research and development expenses.

NOTE 10 – Comprehensive Income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward and option contracts and securities available for sale. Comprehensive income for the three month and nine month periods ended September 30, 2009 and 2008, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Comprehensive income:
Net income	$9,931	$23,159	$14,719	$65,509
Foreign currency translation gains (losses), net of taxes	2,413	(7,240)	2,908	(2,312)
Unrealized gains (losses) on derivative instruments, net of taxes	(1,987)	6,614	(1,838)	5,408
Unrealized gains (losses) on available for sale securities, net of taxes	241	(182)	115	(778)
Total comprehensive income	$10,598	$22,351	$15,904	$67,827

NOTE 11 – Stock-Based Compensation Plans

Stock option plans

Our stockholders approved the 1994 Incentive Stock Option Plan (the “1994 Plan”) on May 9, 1994. At the time of approval, 9,112,500 shares of our common stock were reserved for issuance under this plan. In 1997, an additional 7,087,500 shares of our common stock were reserved for issuance under this plan, and an additional 750,000 shares were reserved for issuance under this plan, as amended, in 2004. The 1994 Plan terminated in May 2005, except with respect to outstanding awards previously granted thereunder. Awards under the plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares vests over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and revenue growth but shares cannot accelerate to vest over a period of less than five years. Stock options must be exercised within ten years from date of grant. Stock options were issued at the market price at the grant date. As part of the requirements of FASB ASC 718, Compensation – Stock Compensation (FASB ASC 718), we are required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

Transactions under all stock option plans are summarized as follows:

	Stock Options (unaudited)
	Number of shares under option	Weighted average Exercise price
Outstanding at December 31, 2008	4,272,567	$25.97
Exercised	(309,486)	14.09
Canceled	(169,422)	26.20
Granted	—	—
Outstanding at September 30, 2009	3,793,659	$26.83

The aggregate intrinsic value of stock options at exercise, represented in the table above, was $2 million for the nine months ended September 30, 2009. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $3 million as of September 30, 2009, related to approximately 247,000 shares with a per share weighted average fair value of $17.30. We anticipate this expense to be recognized over a weighted average period of approximately 3.7 years.

	Outstanding and Exercisable by Price Range as of September 30, 2009 (unaudited)

	Options Outstanding			Options Exercisable

Range of Exercise prices	Number outstanding as of 9/30/2009	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of 9/30/2009	Weighted average exercise price
$16.08 – $21.04	1,281,991	1.96	$20.69	1,223,823	$20.71
$21.25 – $29.85	1,294,169	4.11	$28.03	1,113,980	$27.96
$30.51 – $34.38	1,217,499	0.66	$32.02	1,209,006	$32.02
$16.08 – $34.38	3,793,659	2.28	$26.83	3,546,809	$26.84

The weighted average remaining contractual life of options exercisable as of September 30, 2009 was 2.2 years. The aggregate intrinsic value of options outstanding as of September 30, 2009 was $3 million. The aggregate intrinsic value of options currently exercisable as of September 30, 2009 was $3 million. No options were granted during the nine months ended September 30, 2009 as our 1994 Plan terminated in May 2005.

Restricted stock plan

Our stockholders approved our 2005 Incentive Plan on May 10, 2005. At the time of approval, 2,700,000 shares of our common stock were reserved for issuance under this plan, as well as the number of shares which had been reserved but not issued under the 1994 Plan (our incentive stock option plan which terminated in May 2005), and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and restricted stock units (“RSUs”) to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. Shares available for grant at September 30, 2009 were 2,146,227. As part of the requirements of FASB ASC 718, we are required to estimate potential forfeitures of RSUs and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

Transactions under the 2005 Incentive Plan are summarized as follows:

	RSUs (unaudited)
	Number of RSUs	Weighted Average Grant Price
Balance at December 31, 2008	2,165,228	$26.99
Granted	537,083	20.95
Earned	(407,156)	22.04
Canceled	(47,646)	27.94
Balance at September 30, 2009	2,247,509	$26.42

Total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $59 million as of September 30, 2009, related to 2,247,509 shares with a per share weighted average fair value of $26.42. We anticipate this expense to be recognized over a weighted average period of approximately 6.1 years.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods beginning on February 1, May 1, and November 1 of each year. At our annual shareholders meeting held on May 7, 2007, our shareholders approved an additional 3 million shares of common stock to be reserved for issuance under this plan. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. Common stock reserved for future employee purchases aggregated 1,935,287 shares at September 30, 2009. Shares issued under this plan were 658,320 in the nine month period ended September 30, 2009. The weighted average fair value of the employees’ purchase rights was $18.4 and was estimated using the Black-Scholes model with the following assumptions:

2009
Dividend expense yield	0.5%
Expected life	3 months
Expected volatility	47%
Risk-free interest rate	1.0%

For the three month and nine month periods ended September 30, 2009 and September 30, 2008, stock-based compensation recorded as a component of cost of sales, sales and marketing, research and development, and general and administrative was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Stock-based compensation
Cost of sales	$335	$295	$975	$810
Sales and marketing	2,210	2,114	6,626	6,204
Research and development	1,929	1,867	5,349	5,160
General and administrative	728	800	2,288	2,351

Provision for income taxes	(409)	(1,364)	(5,288)	(3,588)
Total	$4,793	$3,712	$9,950	$10,937

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

NOTE 12 – Commitments and Contingencies

We offer a one-year limited warranty on most hardware products, which is included in the sales price of many of our products. Provision is made for estimated future warranty costs at the time of sale pursuant to FASB ASC 450, Contingencies (FASB ASC 450), for the estimated costs that may be incurred under the basic limited warranty. Our estimate is based on historical experience and product sales during the period.

The warranty reserve for the nine month periods ended September 30, 2009 and 2008, respectively, was as follows (in thousands):

	Nine Months Ended
	September 30,
	(unaudited)
	2009	2008
Balance at the beginning of the period	$952	$750
Accruals for warranties issued during the period	1,518	1,219
Settlements made (in cash or in kind) during the period	(1,551)	(1,272)
Balance at the end of the period	$919	$697

As of September 30, 2009, we have outstanding guarantees for payment of foreign operating leases, customs and foreign grants totaling approximately $5.2 million.

As of September 30, 2009, we have non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $6.5 million over the next twelve months.

NOTE 13 – Segment Information

In accordance with FASB ASC 280, Segment Reporting (FASB ASC 280), we determine operating segments using the management approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our operating segments. It also requires disclosures about products and services, geographic areas and major customers.

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

Total net sales, operating income, interest income and long-lived assets, classified by the major geographic areas in which we operate, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Net sales:
Americas:
Unaffiliated customer sales	$75,459	$97,021	$211,991	$269,527
Geographic transfers	19,498	34,446	61,872	95,386
	94,957	131,467	273,863	364,913

Europe:
Unaffiliated customer sales	46,683	66,702	143,026	197,935
Geographic transfers	44,460	54,985	139,709	151,755
	91,143	121,687	282,735	349,690

Asia Pacific:
Unaffiliated customer sales	42,893	51,315	119,980	150,968
Eliminations	(63,958)	(89,431)	(201,581)	(247,141)

	$165,035	$215,038	$474,997	$618,430

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Operating income:
Americas	$15,058	$21,567	$28,658	$53,654
Europe	20,087	26,361	52,562	76,088
Asia Pacific	10,559	17,034	28,582	49,912
Unallocated:
Research and development expenses	(35,016)	(37,016)	(99,252)	(105,808)
	$10,688	$27,946	$10,550	$73,846

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Interest income:
Americas	$165	$503	$685	$2,186
Europe	145	844	581	2,761
Asia Pacific	29	27	69	78
	$339	$1,374	$1,335	$5,025

	September 30, 2009	December 31, 2008
	(unaudited)
Long-lived assets:
Americas	$102,375	$107,701
Europe	36,801	39,280
Asia Pacific	11,356	7,496
	$150,532	$154,477

Total sales outside the U.S. for the three month periods ended September 30, 2009 and 2008, were $95.4 million and $127.7 million, respectively. Total sales outside the U.S. for the nine month periods ended September 30, 2009 and 2008, were $282.5 million and $374.9 million, respectively.

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

NOTE 15 – Recently Issued Accounting Pronouncements

In April 2009, the FASB updated FASB ASC 820 providing additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This update also includes guidance on identifying circumstances that indicate a transaction is not orderly. We adopted the update on April 1, 2009 as required and concluded it did not have a material impact on our consolidated financial position or results of operations.

In September 2009, the FASB updated FASB ASC 105, Generally Accepted Accounting Principles (FASB ASC 105). The update establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. This update is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the update on July 1, 2009, as required and concluded it did not have a material impact on our consolidated financial position or results of operations.

In October 2009, the FASB updated FASB ASC 605, Revenue Recognition (FASB ASC 605) that amended the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third–party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.

In October 2009, the FASB updated FASB ASC 985, Software (FASB ASC 985) that changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Subtopic 985-605. In addition, the amendments require that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.

NOTE 16 – Litigation

We filed a patent infringement action on January 25, 2001, in the U.S. District Court, Eastern District of Texas (Marshall Division) claiming that The MathWorks, Inc. ("MathWorks") infringed certain of our U.S. patents. On January 30, 2003, a jury found infringement by MathWorks of three of the patents involved and awarded us specified damages. On September 23, 2003, the District Court entered final judgment in favor of us and entered an injunction against MathWorks' sale of its Simulink and related products and stayed the injunction pending appeal. Upon appeal, the judgment and the injunction were affirmed by the U.S. Court of Appeals for the Federal Circuit (September 3, 2004). Subsequently the stay of injunction was lifted by the District Court. In November 2004, the final judgment amount of $7.4 million which had been held in escrow pending appeal was released to us.

An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court's decision of September 23, 2003 (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks' declaratory judgment complaint, denying MathWorks' claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks' modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court's denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. On November 22, 2006, the District Court lifted the stay. The case schedule has yet to be set in this action. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred.  In the fourth quarter of 2006, we accrued an additional $600,000 related to this contingency. During the third quarter of 2009, we reduced the accrual by $2 million to reflect a decrease in the estimated costs that are probable of being incurred in this action. We charged approximately $2,000 against this accrual during the nine months ended September 30, 2009. To date, we have charged a cumulative total of $621,000 against this accrual. At September 30, 2009, the remaining accrual was $2 million.

NOTE 17 – Subsequent Event

In accordance with FASB ASC 855, Subsequent Events (FASB ASC 855), we have evaluated subsequent events through October 27, 2009, the date the financial statements were issued.

On October 21, 2009, our Board of Directors declared a quarterly cash dividend of $0.12 per common share, payable November 30, 2009, to shareholders of record on November 9, 2009.

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

Overview

National Instruments Corporation (“we” or “our”) is a leading supplier of measurement and automation products that engineers and scientists use in a wide range of industries. These industries comprise a large and diverse market for design, control and test applications. We provide flexible application software and modular, multifunctional hardware that users combine with industry-standard computers, networks and third party devices to create measurement, automation and embedded systems, which we also refer to as “virtual instruments”. Our approach gives customers the ability to quickly and cost-effectively design, prototype and deploy unique custom-defined solutions for their design, control and test application needs. We sell to a large number of customers in a wide variety of industries. No single customer accounted for more than 4% and 3% of our sales during the three and nine month periods ended September 30, 2009, respectively or in the years 2008, 2007 or 2006.

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

We sell into test and measurement (“T&M”) and industrial/embedded applications in a broad range of industries and as such are subject to the economic and industry forces which drive those markets. It has been our experience that the performance of these industries and our performance is impacted by general trends in industrial production for the global economy and by the specific performance of certain vertical markets that are intensive consumers of measurement technologies. Examples of these markets are semiconductor capital equipment, telecom, defense, aerospace, automotive and others. In assessing our business, we consider the trends in the Global Purchasing Managers Index (“PMI”) published by JP Morgan, global industrial production as well as industry reports on the specific vertical industries that we target. We believe that the global industrial economy continues to be very weak. Many economists and other experts are predicting that this weakness in the U.S. and global economies will likely continue through the remainder of 2009 and possibly beyond. We are unable to predict how long this weakness will last. We expect our business to continue to be adversely impacted by this weakness in the U.S. and global economies.

We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 54% and 55% of our revenues in each of the three month periods ended September 30, 2009 and 2008, respectively, and 55% and 56% of our revenues in each of the nine month periods ended September 30, 2009 and 2008, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 13 – Segment Information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and long-lived assets).

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

Leveraging centralized manufacturing and distribution

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

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. Our customers across almost all industries and geographic regions which we serve demonstrated reduced order patterns for our products beginning in the fourth quarter of 2008. Those reduced order patterns have continued during the nine month period ended September 30, 2009. During this period, many of the world’s major industrial economies reported record or near record declines in industrial production, signaling severe contraction in the industrial economy. These difficult economic conditions have negatively impacted our order trends and revenue over this period.

The quarterly average of the global Purchasing Managers Index (PMI) was 52 for the third quarter of 2009 compared to a record low of 36 during the first quarter of 2009. After reaching a record low monthly reading of 33.2 in December 2008, we have seen the monthly reading rise throughout the first nine months of 2009. The PMI reading for the third quarter of 2009 indicates that the global industrial economy is now expanding. We cannot predict whether the recent signs of expansion in the global industrial economy will be sustained. Our primary financial goals, in light of the economic uncertainty, are to maintain our financial strength and to take advantage of the opportunities this downturn may create. Our key strategies to achieving these goals are to maintain a stable gross margin and to optimize our operating expense cost structure while maintaining strong employee productivity.

During the nine months ended September 30, 2009, we took steps to reduce our operating cost structure. For the remainder of 2009, we will continue to be prudent in managing our expenses by closely monitoring discretionary expenses and sustaining our strategic investment in research and development and field sales. As a result, we are currently budgeting for a decrease in total operating expenses of approximately 12% for 2009 compared to 2008, which includes the benefit of a reduction in a patent litigation accrual of $2 million which was recorded during the three months ended September 30, 2009. Although this strategy was successful during the nine months ended September 30, 2009, we cannot be certain that we will achieve the same level of success during the remainder of the year or that we will meet our annual goals for reducing our total operating expenses. Historically, our operating results fluctuate from period to period due to changes in global economic conditions and a number of other factors. As a result, we believe our historical results of operations should not be relied upon as indications of future performance. We have been profitable in every year since 1990. However, there can be no assurance that we will remain profitable in future periods.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales:
Americas	45.7%	45.1%	44.6%	43.6%
Europe	28.3	31.0	30.1	32.0
Asia Pacific	26.0	23.9	25.3	24.4
Consolidated net sales	100.0	100.0	100.0	100.0
Cost of sales	25.4	25.3	26.0	25.4
Gross profit	74.6	74.7	74.0	74.6
Operating expenses:
Sales and marketing	39.4	36.5	41.9	37.2
Research and development	21.2	17.2	20.9	17.1
General and administrative	7.5	8.0	9.0	8.3
Total operating expenses	68.1	61.7	71.8	62.6
Operating income	6.5	13.0	2.2	12.0
Other income (expense):
Interest income	0.2	0.6	0.3	0.8
Net foreign exchange gain (loss)	0.5	(1.4)	0.3	(0.3)
Other income (expense), net	0.3	0.1	0.2	—
Income before income taxes	7.5	12.3	3.0	12.5
Provision for income taxes	1.5	1.5	(0.1)	1.9
Net income	6.0%	10.8%	3.1%	10.6%

Net Sales.  Consolidated net sales were $165 million and $215 million for the three month periods ended September 30, 2009 and 2008, respectively, a decrease of 23%, and $475 million and $618 million for the nine month periods ended September 30, 2009 and 2008, respectively, a decrease of 23%. These decreases can be attributed to declines in sales volume across all areas of our business. Instrument control products which comprised approximately 7% of our revenues for the three and nine month periods ended September, 30, 2009, saw a year-over-year decline of 28% for the three months ended September 30, 2009 and a year-over-year decline of 39% for the nine months ended September 30, 2009. Products in the areas of virtual instrumentation and graphical system design which comprised approximately 93% of our revenues for the three and nine month periods ended September, 30, 2009, saw a year-over-year decline of 23% for the three months ended September 30, 2009 and a year-over-year decline of 22% for the nine months ended September 30, 2009. Revenues from our instrument control products are the most sensitive to the cycles of the global industrial economy. As such, we expect that year over year comparisons for our instrument control products will be weaker than our virtual instrumentation and graphical system design products for the full year of 2009 compared to 2008. During the three month period ended September 30, 2009, we increased our order backlog by approximately $5 million. Backlog is a measure of orders that were received but that had not shipped to customers at the end of the quarter. We did not take any significant action with regard to pricing during the nine months ended September 30, 2009, and thus, the decrease in revenues is attributable to a decrease in customer orders.

Sales in the Americas were $75 million and $97 million for the three month periods ended September 30, 2009 and 2008, respectively, a decrease of 23% and $212 million and $270 million for the nine month periods ended September 30, 2009 and 2008, respectively, a decrease of 21%. Sales outside of the Americas, as a percentage of consolidated sales were 54% and 55% in the three month periods ended September 30, 2009 and 2008, respectively, and 55% and 56% in the nine month periods ended September 30, 2009 and 2008, respectively. Sales in Europe were $47 million and $67 million for the three month periods ended September 30, 2009 and 2008, respectively, a decrease of 30% and $143 million and $198 million for the nine month periods ended September 30, 2009 and 2008, respectively, a decrease of 28%. Sales in Asia were $43 million and $51 million for the three month periods ended September 30, 2009 and 2008, respectively, a decrease of 16% and $120 million and $151 million for the nine month periods ended September 30, 2009 and 2008, respectively, a decrease of 21%. We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

Almost all sales made by our direct sales offices in the Americas, outside of the U.S., in Europe and in Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. For the three months ended September 30, 2009, net of hedging results, the change in exchange rates had the effect of decreasing our consolidated sales by $9.9 million or 5%, decreasing Americas sales by $1.6 million or 2%, decreasing European sales by $6.7 million or 10%, and decreasing sales in Asia Pacific by $1.6 million or 3% compared to the three months ended September 30, 2008. For the nine months ended September 30, 2009, net of hedging results, the change in exchange rates had the effect of decreasing our consolidated sales by $31.2 million or 5%, decreasing Americas sales by $6.1 million or 2%, decreasing European sales by $16.5 million or 8%, and decreasing sales in Asia Pacific by $8.6 million or 6% compared to the nine months ended September 30, 2008.

Gross Profit.  As a percentage of sales, gross margin was 75% for both the three month periods ended September 30, 2009 and 2008, respectively, and 74% and 75% for the nine month periods ended September 30, 2009 and 2008, respectively. For the three month periods ended September 30, 2009 and 2008, charges related to acquisition related intangibles and stock based compensation were constant at $1 million. For the nine months ended September 30, 2009, charges related to acquisition related intangibles and stock based compensation were constant at $4 million. For the three months ended September 30, 2009, the net impact of the change in foreign currency exchange rates had the effect of decreasing our cost of goods sold by $900,000 or 2%. For the nine months ended September 30, 2009, the net impact of the change in foreign currency exchange rates had the effect of decreasing our cost of goods sold by $3.8 million or 2%.

Sales and Marketing.  Sales and marketing expenses were $65 million and $78 million for the three month periods ended September 30, 2009 and 2008, respectively, a decrease of 17% and $199 million and $231 million for the nine month periods ended September 30, 2009 and 2008, respectively, a decrease of 14%. As a percentage of net sales, sales and marketing expenses were 39% and 37% for the three month periods ended September 30, 2009 and 2008, respectively, and 42% and 37% for the nine month periods ended September 30, 2009 and 2008, respectively. The increases in sales and marketing expenses as a percentage of revenue was due to the 23% decrease in revenue during both the three and nine month periods ended September 30, 2009, respectively, compared to the same periods in 2008. The decrease in sales and marketing expenses during the three months ended September 30, 2009 compared to same period in 2008 was due to a decrease in travel and tradeshows of $5 million, a decrease in variable compensation of $2 million and a decrease caused by the net impact of changes in foreign currency exchange rates of $2 million. Temporary cost cutting measures which included a company-wide wage reduction as well as a reduction in the number of accrued vacation hours that employees are allowed to carry beyond December 31, 2009, resulted in additional cost savings of $2 million compared to three months ended September 30, 2008. The decrease in sales and marketing expenses during the nine months ended September 30, 2009 compared to same period in 2008 was due to a decrease in travel and tradeshows of $12 million, a decrease in variable compensation of $5 million and a decrease caused by the net impact of changes in foreign currency exchange rates of $11 million. Temporary cost cutting measures which included a company-wide wage reduction as well as a reduction in the number of accrued vacation hours that employees are allowed to carry beyond December 31, 2009, resulted in additional cost savings of $4 million compared to nine months ended September 30, 2008. We plan to continue to make investments in our field sales force during the remainder of 2009. However, due to the continued downturn in the industrial economy in 2009 and due to the fact that we cannot anticipate when this downturn might ease, our field sales expansion during the remainder of 2009 will likely be less than it was in 2008. We expect sales and marketing expenses in future periods to continue to fluctuate as a percentage of sales based on recruiting, marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

Research and Development.  Research and development expenses were $35 million and $37 million for the three month periods ended September 30, 2009, and 2008, respectively, a decrease of 5% and $99 million and $106 million for the nine month periods ended September 30, 2009 and 2008, respectively, a decrease of 7%. As a percentage of net sales, research and development expenses were 21% and 17% for the three month periods ended September 30, 2009 and 2008, respectively, and 21% and 17% for the nine month periods ended September 30, 2009 and 2008, respectively. The increases in research and development expenses as a percentage of net sales were due to the 23% decreases in revenue during both the three and nine month periods ended September 30, 2009 compared to the same periods in 2008. The decrease in research and development expenses during the three months ended September 30, 2009 compared to same period in 2008 was due to a decrease in variable compensation of $1 million and a decrease caused by the net impact of changes in foreign currency exchange rates of $235,000. Temporary cost cutting measures which included a company-wide wage reduction as well as a reduction in the number of accrued vacation hours that employees are allowed to carry beyond December 31, 2009, resulted in additional cost savings of $2 million compared to three months ended September 30, 2008. These decreases were offset by personnel costs related to a net headcount increase of 66. The decrease in research and development expenses during the nine months ended September 30, 2009 compared to same period in 2008 was due to a decrease in variable compensation of $3 million and a decrease caused by the net impact of changes in foreign currency exchange rates of $861,000. Temporary cost cutting measures which included a company-wide wage reduction as well as a reduction in the number of accrued vacation hours that employees are allowed to carry beyond December 31, 2009, resulted in additional cost savings of $4 million compared to nine months ended September 30, 2008. We plan to continue to make additional investments in our research and development group during the remainder of 2009. However, due to the continued weakness in the industrial economy and due to the fact that we cannot anticipate when this weakness might ease, our research and development expansion during 2009 will likely be less than it was in 2008.

We capitalize software development costs in accordance with the Software Topic of the FASB ASC 985. We amortize such costs over the related product’s estimated economic life, generally three years, beginning when a product becomes available for general release. Software amortization expense included in cost of goods sold totaled $3 million and $3 million during the three month periods ended September 30, 2009 and 2008, respectively, and $7 million and $8 million during the nine month periods ended September 30, 2009 and 2008, respectively. Internally developed software costs capitalized during the three month periods ended September 30, 2009 and 2008, were $1 million and $1 million, respectively, and $11 million and $9 million during the nine month periods ended September 30, 2009 and 2008, respectively. Capitalization of internally developed software costs varies depending on the timing of when each project reaches technological feasibility and the length and scope of the development cycle of each individual project. (See Note 7 - Intangibles of Notes to Consolidated Financial Statements for a description of intangibles).

General and Administrative.  General and administrative expenses were $12 million and $17 million for the three month periods ended September 30, 2009, and 2008, respectively, a decrease of 29% and $43 million and $51 million for the nine month periods ended September 30, 2009 and 2008, respectively, a decrease of 16%. As a percentage of net sales, general and administrative expenses were 8% and 8% for the three month periods ended September 30, 2009 and 2008, respectively, and 9% and 8% for the nine month periods ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009, the increase in general and administrative expense as a percentage of revenue was due to the 23% decrease in revenue compared to the same periods in 2008. The decrease in general and administrative expenses during the three months ended September 30, 2009 compared to same period in 2008 was due to a decrease in variable compensation of $406,000, a reduction of our patent litigation accrual which resulted in a non-cash increase to our operating income of $2 million, and a decrease caused by the net impact of changes in foreign currency exchange rates of $1 million. Temporary cost cutting measures which included a company-wide wage reduction as well as a reduction in the number of accrued vacation hours that employees are allowed to carry beyond December 31, 2009, resulted in additional cost savings of $625,000 compared to three months ended September 30, 2008. The decrease in general and administrative expenses during the nine months ended September 30, 2009 compared to same period in 2008 was due to a decrease in variable compensation of $1 million, a reduction of our patent litigation accrual which resulted in a non-cash increase to our operating income of $2 million, and a decrease caused by the net impact of changes in foreign currency exchange rates of $3 million. Temporary cost cutting measures which include a company-wide wage reduction as well as a reduction in the number of accrued vacation hours that employees are allowed to carry beyond December 31, 2009, resulted in additional cost savings of $1 million compared to nine months ended September 30, 2008. We expect that general and administrative expenses in future periods will fluctuate in absolute dollars and as a percentage of revenue.

Interest Income.  Interest income was $339,000 and $1.4 million for the three month periods ended September 30, 2009 and 2008, respectively, a decrease of 76% and $1.3 million and $5 million for the nine month periods ended September 30, 2009 and 2008, respectively, a decrease of 74%. These decreases are attributable to significant decreases in investment yields. This decline has likely been driven by many factors including the decline in interest rates. The source of interest income is from the investment of our cash and short-term and long-term investments.

Net Foreign Exchange Gain (Loss).  Net foreign exchange gain (loss) was $1 million and $(3) million for the three month periods ended September 30, 2009 and 2008, respectively, and $1 million and $(2) million for the nine month periods ended September 30, 2009 and 2008, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in countries where our functional currency is not the U.S. dollar. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss)”. Our hedging strategy reduced our foreign exchange gains by $1.6 million and $1.8 million during the three and nine month periods ended September 30, 2009, respectively, and reduced our foreign exchange losses by $4 million and $544,000 during the three and nine month periods ended September 30, 2008, respectively.

To protect against the change in the value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales and expenses over the next one to two years, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue and forecasted expenses denominated in foreign currencies with forward and option contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. For purchased option contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the option contracts designated as hedges, net of the premium paid. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” We purchase foreign currency forward and option contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, British pound sterling and Hungarian forint) and limit the duration of these contracts to 40 months or less. As a result, our hedging activities only partially address our risks from foreign currency transactions, and there can be no assurance that this strategy will be successful. We do not invest in contracts for speculative purposes. (See Note 5 - Derivative Instruments and Hedging Activities of Notes to Consolidated Financial Statements for a description of our forward and purchased option contracts and hedged positions).

Provision for Income Taxes.  Our provision for income taxes reflected an effective tax rate of 20% and 12% for the three months ended September 30, 2009 and 2008, respectively, and (4)% and 15% for the nine months ended September 30, 2009 and 2008, respectively (See Note 9 – Income Taxes of Notes to Consolidated Financial Statements for further discussion regarding changes in our effective tax rate).

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents, Short-term Investments and Long-term Investments.  The following table presents our working capital, cash and cash equivalents and marketable securities (in thousands):

	September 30, 2009	December 31, 2008	Increase/ (Decrease)
	(unaudited)
Working capital	$403,243	$398,292	$4,951
Cash and cash equivalents (1)	232,700	229,400	3,300
Short-term investments (1)	43,663	6,220	37,443
Long-term investments	1,900	10,500	(8,600)
Total cash, cash equivalents, short and long-term investments	$278,263	$246,120	$32,143

(1)         Included in working capital

Our working capital increased by $5 million during the nine months ended September 30, 2009, compared to December 31, 2008, due to cash provided by operations offset by repurchases of shares of our common stock, dividend payments, capital expenditures and the net purchase of short-term and long-term investments.

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

Cash Provided and (Used) in 2009 and 2008.  Cash and cash equivalents increased to $233 million at September 30, 2009 from $229 million at December 31, 2008. The following table summarizes the proceeds and (uses) of cash (in thousands):

	Nine Months Ended September 30,
	2009	2008
	(unaudited)
Cash provided by operating activities	$90,345	$105,959
Cash (used by) investing activities	(55,793)	(30,734)
Cash (used by) financing activities	(31,252)	(56,399)
Net (decrease) increase in cash equivalents	3,300	18,826
Cash and cash equivalents at beginning of year	229,400	194,839
Cash and cash equivalents at end of period	$232,700	$213,665

Our operating activities provided $90 million and $106 million for the nine month periods ended September 30, 2009 and 2008, respectively, a 15% decrease. For the nine months ended September 30, 2009, cash provided by operating activities was the result of $15 million of net income, $38 million in net non-cash operating expenses which consisted of depreciation and amortization, stock-based compensation, benefits from deferred income taxes, and by $37 million in net cash provided by changes in operating assets and liabilities, principally a $31 million decrease in accounts receivable and a $19 million decrease in inventories offset by an increase of $14 million in taxes and other liabilities. For the nine months ended September 30, 2008, cash provided by operating activities was the result of $66 million in net income and $44 million in net non-cash operating expenses which consisted of depreciation and amortization, stock-based compensation, and benefits from deferred income taxes.

Accounts receivable decreased to $91 million at September 30, 2009 from $122 million at December 31, 2008, as a result of lower sales levels during the nine months ended September 30, 2009. This decrease in revenue also caused our days sales outstanding to increase to 61 days at September 30, 2009, compared to 57 days at December 31, 2008. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may face issues gaining access to sufficient funding or credit.

Consolidated inventory balances decreased to $89 million at September 30, 2009 from $107 million at December 31, 2008. Inventory turns decreased to 1.7 per year for the nine months ended September 30, 2009 compared to 2.1 per year at December 31, 2008. The decrease in inventory during the nine months ended September 30, 2009, was driven by a reduction in our manufacturing activities in response to the continued slowdown in the industrial economy. Our inventory levels will continue to be determined based upon our anticipated demand for products and our need to keep sufficient inventory on hand to meet our customers’ demands. We attempt to balance such considerations against the risk of obsolescence or potentially excess inventory levels. Rapid changes in industrial demand could have a significant impact on our inventory balances in future periods.

Investing activities used cash of $56 million during the nine months ended September 30, 2009, which was the result of the net purchase of $29 million of short-term investments, the purchase of property and equipment of $12 million, capitalization of internally developed software of $11 million and the acquisition of other intangibles of $4 million. Investing activities used cash of $31 million during the nine months ended September 30, 2008, which was the result of the purchase of property and equipment of $21 million, capitalization of internally developed software and acquisition of other intangibles of $11 million, an acquisition, net of cash received of $17 million and the purchase of foreign currency option contracts of $3 million, offset by the net sale of short-term investments of $22 million.

Financing activities used $31 million during the nine months ended September 30, 2009, which was the result of $18 million used to repurchase our common stock and $28 million used to pay dividends to our shareholders, offset by $15 million received as a result of the issuance of our common stock from the exercise of stock options and sales of our common stock through our employee stock purchase plan. Financing activities used $56 million during the nine months ended September 30, 2008, which was the result of $58 million used to repurchase our common stock and $26 million used to pay dividends to our shareholders, offset by $27 million received as a result of the issuance of our common stock from the exercise of stock options and sales of our common stock through and our employee stock purchase plan.

From time to time our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. Under such programs, we repurchased a total of 869,600 shares of common stock at a weighted average per share price of $20.93 during the nine months ended September 30, 2009, and 4,110,042 shares and 2,730,125 shares of our common stock at weighted average per share prices of $25.22 and $29.20, in the years ended December 31, 2008 and 2007, respectively.

On January 23, 2009, our Board of Directors approved a new share purchase plan which increased the aggregate number of shares of common stock that we are authorized to repurchase from 591,324 to 3.0 million. At September 30, 2009, there were 2,262,168 shares remaining available for repurchase under this plan. This repurchase plan does not have an expiration date.

During the nine months ended September 30, 2009, we received reduced proceeds from the exercise of stock options compared to the nine months ended September 30, 2008. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control, and in the future we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, it is now our practice to issue restricted stock units and not stock options to eligible employees which will reduce the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to us.

Contractual Cash Obligations.  Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. As of September 30, 2009, we have non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $6.5 million. At December 31, 2008, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $8.4 million.

Guarantees are related to payments of customs and foreign grants. As of September 30, 2009, we have outstanding guarantees for payment of customs and foreign grants totaling approximately $5.2 million. As of December 31, 2008, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $2.4 million.

Off-Balance Sheet Arrangements.  We do not have any debt or off-balance sheet debt. As of September 30, 2009 and December 31, 2008, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Prospective Capital Needs.  We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, payment of dividends to our shareholders and repurchases of our common stock for at least the next 12 months. However, we may choose or be required to raise additional funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. Historically, we have not had to rely on debt, public or private, to fund our operating, financing or investing activities. We could also choose or be required to reduce certain expenditures such as payments of dividends or repurchases of our common stock. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

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

•	the overall levels of sales of our products and gross profit margins;
•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;
•	the market acceptance of our products;
•	repurchases of our common stock;
•	the level of dividends we may pay;
•	required levels of research and development and other operating costs;
•	litigation expenses, settlements and judgments;
•	the levels of inventory and accounts receivable that we maintain;
•	acquisitions of other businesses, assets, products or technologies;
•	royalties payable by or to us;
•	changes in our compensation policies;
•	capital improvements for new and existing facilities;
•	technological advances;
•	our competitors’ responses to our products and our anticipation of and responses to their products;
•	our relationships with suppliers and customers; and,
•	the level of exercises of stock options and stock purchases under our employee stock purchase plan.

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

Financial Risk Management

Our international sales are subject to inherent risks, including fluctuations in local economies; fluctuations in foreign currencies relative to the U.S. dollar; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, we are subject to the risks associated with fluctuations in currency exchange rates. During the three months ended September 30, 2009, the U.S. dollar generally traded lower against other major currencies that impact our business. However, when compared to the same period in 2008, the U.S. dollar generally traded higher against these same currencies. This had the effect of decreasing our consolidated sales by $10 million or 5% in the three months ended September 30, 2009 compared to the same period in 2008. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates also had the effect of decreasing our operating expenses by $4 million or 3% over the same period. Foreign currency markets continued to show significant volatility during the three months ended September 30, 2009. This has had a significant impact on the revaluation of our foreign currency denominated firm commitments and on our ability to forecast our U.S. dollar equivalent revenues and expenses. If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins. Our foreign currency hedging program includes both foreign currency forward and purchased option contracts to reduce the effect of exchange rate fluctuations. However, our hedging program will not eliminate all of our foreign exchange risks, particularly when market conditions experience the recent level of volatility. (See “Net Foreign Exchange Gain (Loss)” in Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations).

Inventory Management

We strive to maintain a high degree of backward compatibility across different platforms in order to preserve our customers’ investment in our products. The marketplace for our products dictates that many of our products be shipped very quickly after an order is received. As a result, we are required to maintain significant inventories. Therefore, inventory obsolescence is a risk for us due to frequent engineering changes, shifting customer demand, the emergence of new industry standards and rapid technological advances including the introduction by us or our competitors of products embodying new technology. While we adjust for excess and obsolete inventories and we monitor the valuation of our inventories, there can be no assurance that our valuation adjustments will be sufficient.

Market Risk

We are exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in foreign currency values and changes in the market value of our investments.

Cash, Cash Equivalents and Short-Term Investments

At September 30, 2009, we had $276 million in cash, cash equivalents and short-term investments. We maintain cash and cash equivalents with various financial institutions located in many countries throughout the world. Approximately $117 million or 42% of these amounts were held in domestic accounts with various financial institutions and $160 million or 58% was held in accounts outside of the U.S. with various financial institutions. At September 30, 2009, $70 million or 30% of our cash and cash equivalents was held in cash in various operating accounts throughout the world, and $162 million or 70% was held in money market accounts. The most significant of our operating accounts was our domestic operating account which held approximately $16 million or 7% of our total cash and cash equivalents at a bank that carried an A1 rating at September 30, 2009. Our short-term investment balance is comprised of $30 million held in our investment accounts in the U.S. and $14 million held in investment accounts of our foreign subsidiaries.

Short-term debt securities available-for-sale included auction rate securities backed by education loan revenue bonds. One of our auction rate securities is from the Vermont Student Assistance Corporation and has a par value of $2.2 million. The other of our auction rate securities is from the New Hampshire Health and Education Facilities Authority and has a par value of $6.4 million. We are also a party to a UBS Auction Rate Securities Rights (the “Rights”) agreement. This Rights agreement is related to the auction rates securities discussed above. The Rights agreement is a nontransferable right to sell our auction rate securities, at par value, back to UBS at any time during the period June 30, 2010, through July 2, 2012. At September 30, 2009, we reported the Rights agreement at its estimated fair market value of $0.4 million as a component of short-term debt securities available for sale.  See Note 4 – Fair Value Measurements in Notes to Consolidated Financial Statements for further discussion of our auction rate securities and our Rights agreement.

We do not anticipate that the auction rate market will provide liquidity for these securities in the foreseeable future. Should we need or desire to access the funds invested in those securities prior to their maturity or prior to our exercise period under the Rights agreement discussed above, we may be unable to find a buyer in a secondary market outside the auction process or if a buyer in a secondary market is found, we would likely realize a loss.

We maintain an investment portfolio of various types of security holdings and maturities. Pursuant to FASB ASC 820, cash equivalents and short-term investments available-for-sale are valued using a market approach (Level 1) based on the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets. The estimated fair market value of both the auction rate securities and the Rights agreement was determined using significant unobservable inputs (Level 3) as prescribed by FASB ASC 820.

The goal of our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the full investment of available funds. We place our cash investments in instruments that meet credit quality standards, as specified in our corporate investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. Other than our auction rate securities discussed above, at September 30, 2009, our cash equivalents and short-term investments carried ratings from the major credit rating agencies that were in accordance with our corporate investment policy. Our investment policy allows investments in the following; government and federal agency obligations, repurchase agreements (“Repos”), certificates of deposit and time deposits, corporate obligations, medium term notes and deposit notes, commercial paper including asset-backed commercial paper (“ABCP”), puttable bonds, general obligation and revenue bonds, money market funds, taxable commercial paper, corporate notes/bonds, municipal notes, municipal obligations, variable rate demand notes and tax exempt commercial paper. All such instruments must carry minimum ratings of A1/P1/F1, MIG1/VMIG1/SP1 and A2/A/A, as applicable, all of which are considered “investment grade”. Our investment policy for marketable securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months with at least 10% maturing in 90 days or less.

We account for our investments in debt and equity instruments under FASB ASC 320. Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of shareholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments in debt securities at September 30, 2009 and December 31, 2008 was $44 million and $6 million, respectively. The increase was primarily due to the net purchase of $29 million of short-term investments during the nine months ended September 30, 2009, primarily to diversify our holdings from money market accounts to debt securities and to take advantage of higher yields associated with longer maturity debt securities. We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income.

Long-Term Investments

Long-term investments consist of preferred stock that has been classified as held-to-maturity securities and is measured at amortized cost. At each reporting period, we test for impairment of these securities in accordance with FASB ASC 320.

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

In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates. Given the short-term nature of certain of our investments, the current interest rate environment of low or declining rates has negatively impacted our investment income.

In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of September 30, 2009, a 100 basis point increase or decrease in interest rates across all maturities would result in a $987,000 increase or decrease in the fair market value of our portfolio. As of December 31, 2008, a similar 100 basis point shift in the yield curve would have resulted in a $673,000 increase or decrease in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is an other than temporary impairment.

Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of September 30, 2009, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

Although there appears to be signs of stabilization, recent adverse economic conditions have had widespread negative effects on the credit markets. Due to credit concerns and the lack of liquidity in the short-term funding markets, we continue to maintain a large percentage of our portfolio in money market funds. This has negatively impacted and will likely to continue to negatively impact our investment income, particularly if yields continue to decline or stay at low levels.

Exchange Rate Risk

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. The principal currencies hedged are the Euro, British pound, Japanese yen, Korean won and Hungarian forint. We monitor our foreign exchange exposures regularly to help ensure the overall effectiveness of our foreign currency hedge positions. During the three months ended September 30, 2009, we continued to see significant volatility in foreign currency exchange rates in many of the markets in which we do business. Therefore, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at September 30, 2009 and December 31, 2008, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $18 million and $31 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 5 - Derivative Instruments and Hedging Activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

Item 4.  Controls and Procedures

As of September 30, 2009, our Chief Executive Officer, Dr. James Truchard, and our Chief Financial Officer, Alex Davern, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), required by paragraph (b) of Rule 13a – 15 or Rule 15d – 15, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level, to ensure the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated there under, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our assessment of the effectiveness of our internal controls over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute assurance that the control system’s objectives will be met. We continue to enhance our internal control over financial reporting in key functional areas with the goal of monitoring our operations at the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required under Auditing Standard No. 5 issued by the Public Company Accounting Oversight Board. We discuss and disclose these matters to the audit committee of our board of directors and to our auditors. During the three months ended September 30, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a – 15 or Rule 15d – 15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

See Note 16 – Litigation in Notes to Consolidated Financial Statements.

ITEM 1A.                      RISK FACTORS

Continuing Weakness in General Economic Conditions and Fluctuations in the Global Credit and Equity Markets Have Adversely Affected Our Financial Condition and Results of Operations. Our business is sensitive to changes in general economic conditions, both in the U.S. and globally. Due to the continued concerns regarding the availability of credit, our current or potential customers continue to delay or reduce purchases of our products which has adversely affected our revenues and therefore harmed our business and results of operations. In addition, the continuing uncertainty in the credit markets is likely to continue to have an adverse effect on the U.S. and world economies, which could continue to negatively impact the spending patterns of businesses including our current and potential customers. There can be no assurances that government responses to the continuing weakness in general economic conditions will restore confidence in the U.S. and global markets. The global industrial economy is currently in a weakened state. Many economists and other experts are predicting that this weakness in the U.S. and global economies will likely continue through the remainder of 2009 and possibly beyond. We are unable to predict how long this weakness will last. We expect our business to continue to be adversely impacted by this downturn in the U.S. and global economies. In particular, our business fluctuations in the past have followed changes in the global Purchasing Managers Index (“PMI”).  From June 2008 to July 2009, this index had indicated a contracting industrial economy.  Starting in August 2009, the index had a reading above 50 which is indicative of expansion in the industrial global economy. However, there is still a substantial amount of uncertainty about the industrial global economic conditions. We are unable to predict whether the expansion, as measured by the PMI, will be sustained for the remainder of 2009 or into 2010. This uncertainty as well as the uncertainty as to how our business will be impacted by any future expansion or contraction in the global industrial economy, makes forecasting our results difficult.

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

Negative Conditions in the Global Credit Markets Have Impaired the Liquidity of a Portion of Our Investment Portfolio.  Our short-term investments include auction rate securities backed by education loan revenue bonds. One of our auction rate securities is from the Vermont Student Assistance Corporation and has a par value of $2.2 million. The other of our auction rate securities is from the New Hampshire Health and Education Facilities Authority and has a par value of $6.4 million. On October 2, 2009, and in prior auction periods beginning in February 2008, the auction process for these securities failed. These auction rate securities are classified as available-for-sale. The auction rate market is not expected to provide liquidity for these securities in the foreseeable future. Should we need or desire to access the funds invested in those securities prior to their maturity or prior to our exercise period under our Rights agreement with UBS, we may be unable to find a buyer in a secondary market outside the auction process or if a buyer in a secondary market is found, we would likely realize a loss. See Note 4 – Fair Value Measurements in Notes to Consolidated Financial Statements for further discussion of our auction rate securities.

We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results.  During the fourth quarter of 2008, we established an operating budget for 2009. Our budgets are established based on the estimated revenue from forecasted sales of our products which are based on economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. In response to the continued weakness in the global industrial economy, we have to revise our budgeted expenditures in order to respond to the continued adverse economic conditions and reduction in our revenues. Continued decreased demand for our products beyond that which we have anticipated in our revised budget for 2009 will likely result in decreased revenue and could require us to further revise our budget and reduce expenditures. Exceeding the level of expenses established in our operating budget or failing to reduce expenditures in response to further decreases in revenue could have a material adverse effect on our operating results. Our spending could exceed our budgets due to a number of factors, including:

•	additional marketing costs for new product introductions and/or for conferences and tradeshows;
•	increased costs from hiring more product development engineers or other personnel;
•	additional costs associated with our incremental investment in our field sales force;
•	additional costs associated with the expiration of temporary cost cutting measures implemented in 2009;
•	increased manufacturing costs resulting from component supply shortages and/or component price fluctuations;
•	increased component costs resulting from vendors increasing prices in response to increased economic activity;
•	additional expenses related to intellectual property litigation; and/or
•	additional costs related to acquisitions, if any.

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

Our Revenues are Subject to Seasonal Variations.  In recent years, our revenues have been characterized by seasonality, with revenues typically growing from the first quarter to the second quarter, being relatively constant from the second quarter to the third quarter, growing in the fourth quarter compared to the third quarter and declining from the fourth quarter of the current year to the first quarter of the following year. This historical trend has been affected and may continue to be affected in the future by declines in the global industrial economy, the economic impact of larger orders as well as the timing of new product introductions and/or acquisitions, if any. For example, during the fourth quarter of 2008, we experienced a sequential decline in revenue from the third quarter of 2008 due to the severe contraction in the global industrial economy, which is contrary to the typical seasonality described above. In addition, our first quarter and second quarter of 2009 had sequential revenue declines from the fourth quarter of 2008 and first quarter of 2009, respectively, and the magnitude of the decline in the first quarter of 2009 was greater than what has occurred in the past. We cannot predict when or if we will return to our typical historical revenue pattern. We believe the historical pattern of seasonality of our revenue results from the international mix of our revenue and the variability of the budgeting and purchasing cycles of our customers throughout each international region. In addition, our total operating expenses have in the past tended to increase in each successive quarter and have fluctuated as a percentage of revenue based on the seasonality of our revenue. During the three and nine month periods ended September 30, 2009, we were able to reduce our operating costs compared to the same periods in 2008. We can provide no assurance that we will be able to continue to reduce our operating costs over the remainder of 2009 as we plan to sustain our strategic investments in research and development and field sales while limiting expense growth elsewhere.

Our Product Revenues are Dependent on Certain Industries.  Sales of our products are dependent on customers in certain industries, particularly the telecommunications, semiconductor, automotive, automated test equipment, defense and aerospace industries. As we are currently experiencing, and as we may continue to experience in the future, downturns characterized by diminished product demand in any one or more of these industries have resulted and may continue to result in decreased sales, and a material adverse effect on our operating results.

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

During the nine months ended September 30, 2009, we continued to devote resources to the maintenance of systems to support the shipment of products from our manufacturing facility and warehouse in Hungary directly to customers worldwide, and to the continued development of our web offerings. There can be no assurance that we will not experience difficulties with our systems. Difficulties with our systems may interrupt our normal operations, including our ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. Any disruption occurring with these systems may have a material adverse effect on our operating results. We plan to continue to devote resources to the systems that support shipment of product from our manufacturing facility and warehouse in Hungary directly to our customers worldwide, and to the continued development of our web offerings during the remainder of 2009. Any failure to successfully implement these initiatives could have a material adverse effect on our operating results.

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

A Substantial Majority of Our Manufacturing Capacity is Located in Hungary. Our Hungarian manufacturing and warehouse facility sources a substantial majority of our sales. During the nine months ended September 30, 2009, we continued to maintain and enhance the systems and processes that support the direct shipment of product orders to our customers worldwide from our manufacturing facility in Hungary. In order to enable timely shipment of products to our customers we also maintain the vast majority of our inventory at our Hungary warehouse facility. In addition to being subject to the risks of maintaining such a concentration of manufacturing capacity and global inventory, this facility and its operation are also subject to risks associated with doing business internationally, including:

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

Our Income Tax Rate is Affected by Tax Benefits in Hungary.  As a result of certain foreign investment incentives available under Hungarian law, the profit from our Hungarian operation was subject to a reduced income tax rate. This special tax status terminated on January 1, 2008, with the merger of our Hungarian manufacturing operations with its Hungarian parent company. The tax position of our Hungarian operation continues to benefit from assets created by the restructuring of our operations in Hungary. We expect the profit from our Hungarian operation in future periods to result in the realization of a portion of these assets. Partial release of the valuation allowance on these assets resulted in income tax benefits of $1.7 million and $2.4 million for the three month periods ended September 30, 2009 and 2008, respectively, and $5.9 million and $8.5 million for the nine month periods ended September 30, 2009 and 2008, respectively. These benefits are based on our estimated future earnings in Hungary. Should changes in Hungary’s political condition and/or tax laws change our ability to generate a profit in Hungary in future periods, these tax benefits may not be available in future periods and may cause us to record a charge for the full amount recognized to date in the period of the tax change. The reduction or elimination of these tax benefits in Hungary or future changes in U.S. law pertaining to taxation of foreign earnings could result in an increase in our future effective income tax rate, which could have a material adverse effect on our operating results.

We have submitted a request to the Hungarian Finance Ministry to obtain a ruling as to the application of a new tax law providing for an enhanced deduction for research and development expenses. Should we receive a favorable response to this request during the three months ended December 31, 2009, we would record a charge of approximately $15 million to income tax expense that would result in an increase in our effective income tax rate in that period. In addition, the tax benefit from assets created by the restructuring may not be available in future periods.

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

Sales made by our international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. During the three months ended September 30, 2009, the U.S. dollar generally traded lower against other major currencies that impact our business.  However, when compared to the same period in 2008, the U.S. dollar generally traded higher against these same currencies. Net of hedging results, the change in exchange rates had the effect of decreasing our consolidated sales by $10 million or 5% in the three months ended September 30, 2009, compared to the same period in 2008. If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing our operating expenses by $4 million or 3% in the three months ended September 30, 2009, compared to the same period in 2008. Currently, we are experiencing significant volatility in foreign currency exchange rates in many of the markets in which we do business. This has had a significant impact on the revaluation of our foreign currency denominated firm commitments and on our ability to forecast our U.S. dollar equivalent revenues and expenses. In the past, these dynamics have also adversely affected our revenue growth in international markets and will likely pose similar challenges in the future.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our management’s certification of adequate disclosure controls and procedures as of September 30, 2009. Our most recent annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. Our most recent report on Form 10-K also contained an attestation and report by our auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of September 30, 2009 with respect to the shares of our common stock that we repurchased during the third quarter of 2009.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2009 to July 31, 2009	—	—	—	2,393,383
August 1, 2009 to August 31, 2009	131,215	$25.09	131,215	2,262,168
September 1, 2009 to September 30, 2009	—	—	—	2,262,168
Total	131,215	$25.09	131,215

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

None

ITEM 5.                      OTHER INFORMATION

From time to time our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Jeffrey L. Kodosky and James J. Truchard have made periodic sales of our stock pursuant to such plans.

ITEM 6.                      EXHIBITS

3.1	(2)	Certificate of Incorporation, as amended, of the Company.
3.2	(9)	Amended and Restated Bylaws of the Company.
3.3	(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1	(1)	Specimen of Common Stock certificate of the Company.
4.2	(3)	Rights Agreement dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A.
10.1	(1)	Form of Indemnification Agreement.
10.2	(5)	1994 Incentive Plan, as amended.*
10.3	(9)	1994 Employee Stock Purchase Plan.*
10.5	(7)	2005 Incentive Plan.*
10.6	(8)	National Instruments Corporation Annual Incentive Program.*
10.7	(6)	National Instruments Corporation Annual Incentive Program, as amended.*
10.8	(10)	Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.9	(10)	Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.10	(10)	Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.11	(10)	Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
31.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)		Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(2)		Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(3)		Incorporated by reference to exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on January 28, 2004.
(4)		Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 8-K on April 27, 2004.
(5)		Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q on August 5, 2004.
(6)		Incorporated by reference to the exhibit 99.2 filed with the Company’s Current Report on Form 8-K filed on October 28, 2008.
(7)		Incorporated by reference to exhibit A of the Company’s Proxy Statement dated and filed on April 4, 2005.
(8)		Incorporated by reference to the exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on September 27, 2006.
(9)		Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
(10)		Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q on August 2, 2006.

*		Management Contract or Compensatory Plan or Arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INSTRUMENTS CORPORATION

Dated: October 27, 2009	By:	/s/ Alex Davern
Chief Financial Officer and Treasurer
(principal financial and accounting officer)