Form 10-K
period 2009-12-31
NATIONAL INSTRUMENTS CORP /DE/
filed 2010-02-17
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:  December 31, 2009 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒                                          Accelerated filer ☐                                Non-accelerated filer ☐                                            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at the close of business on June 30, 2009, was $974,659,387  based upon the last sales price reported for such date on the NASDAQ Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant as of June 30, 2009 have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

At the close of business on February 16, 2010 registrant had outstanding 78,352,719 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant for its Annual Meeting of Stockholders to be held on May 11, 2010 (the “Proxy Statement”).

PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding our future financial performance or operations (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “may,” “will,” “project,” “continue,” or “estimate” or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors including those set forth under the heading “Risk Factors” beginning on page 10, and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

ITEM 1.                 BUSINESS

National Instruments Corporation (“we”, “us” or “our”) is a leading supplier of measurement and automation products that engineers and scientists use in a wide range of industries. These industries comprise a large and diverse market for design, control and test applications. We provide flexible application software and modular, multifunction hardware that users combine with industry-standard computers, networks and third-party devices to create measurement, automation and embedded systems, which we also refer to as “virtual instruments.” Our approach gives customers the ability to quickly and cost-effectively design, prototype and deploy unique custom-defined solutions for their design, control and test application needs.

We are based in Austin, Texas and were incorporated under the laws of the State of Texas in May 1976 and were reincorporated in Delaware in June 1994. On March 13, 1995, we completed an initial public offering of our common stock. Our common stock, $0.01 par value, is quoted on the NASDAQ Stock Market under the trading symbol NATI.

Our Internet website address is http://www.ni.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available upon written request and without charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish them to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

Products, Technology and Services

We offer an extensive line of measurement and automation products that empower engineers and scientists to more efficiently create automated test, industrial control, and embedded design applications. Our products consist of off-the-shelf application software and modular, cost-effective hardware components together with related driver software. We design our products to work either separately, as stand-alone products or as an integrated solution; however, customers generally purchase our software and hardware together. We believe that the flexibility, functionality and ease of use of our application software promotes sales of our other software and hardware products.

Application Software

For more than 20 years, we have pioneered measurement and automation application software for virtual instrumentation, which we believe plays an increasingly important role in the development of computer-based systems for test, control, and design applications. Our application software products leverage the increasing capability of computers, networks and the Internet for data analysis, connectivity and presentation power to bring increasing efficiency and precision to measurement and automation applications. Our application software products include LabVIEW, LabVIEW Real-Time, LabVIEW FPGA, Measurement Studio, LabWindows/CVI, DIAdem, NI TestStand, NI VeriStand, and Multisim. Our application software products are integrated with our hardware/driver software.

We offer a variety of software products for developing test, control, and design applications to meet our customer’s programming and computer preferences. LabVIEW, LabWindows/CVI, and Measurement Studio are programming environments where users can design, prototype, and deploy systems. With these software products, users can design custom virtual instruments by creating a graphical user interface (“GUI”) on the computer screen through which they operate the actual program and control selected hardware. Users can customize front panels with knobs, buttons, dials and graphs to emulate control panels of instruments or add custom graphics to visually represent the control and operation of processes. LabVIEW, LabWindows/CVI and Measurement Studio also have ready-to-use libraries for controlling thousands of programmable instruments, including our hardware products, as well as traditional serial, General Purpose Interface Bus (“GPIB”), VME extensions for instrumentation (“VXI”), PCI, PCI Express, PCI Extensions for Instrumentation (“PXI”), PXI Express, Ethernet and USB measurement and automation devices from other vendors.

The principal difference between LabVIEW, LabWindows/CVI, and Measurement Studio is in the way users develop programs. With LabVIEW, users program graphically, developing application programs by connecting icons to create “block diagrams” which are natural design notations for scientists and engineers. With LabVIEW Real-Time, the user can easily configure their application program to execute using a real-time operating system kernel instead of the Windows operating system, so users can easily build virtual instrument solutions for mission-critical applications that require highly reliable operation. In addition, with LabVIEW Real-Time, users can easily configure their programs to execute remotely on embedded processors inside PXI systems, on embedded processors inside CompactRIO distributed I/O systems, or on processors embedded on plug-in PC data acquisition boards. With LabVIEW FPGA, the user can configure their application to execute directly in silicon via a Field Programmable Gate Array (“FPGA”) residing on one of our reconfigurable I/O hardware products. LabVIEW FPGA allows users to easily build their own highly specialized, custom hardware devices for ultra high-performance requirements or for unique or proprietary measurement or control protocols.

LabWindows/CVI users use the conventional, text-based programming language of C for creating test and control applications. Measurement Studio consists of measurement and automation add-on libraries and additional tools for programmers that use Microsoft’s Visual Basic, Visual C++, Visual C#, and Visual Studio.NET development environments.

We offer a software product called NI TestStand targeted for T&M applications in a manufacturing environment. TestStand is a test management environment for organizing, controlling, and running automated prototype, validation, and manufacturing test systems. It also generates customized test reports and integrates product and test data across the customers’ enterprise and across the Internet. TestStand manages tests that are written in LabVIEW, LabWindows/CVI, Measurement Studio, C and C++, and Visual Basic, so test engineers can easily share and re-use test code throughout their organization and from one product to the next. TestStand is a key element of our strategy to broaden the reach of our application software products across the corporate enterprise.

NI Multisim equips engineers, educators, and students with powerful and innovative circuit design technology. Educators and students can take advantage of easy-to-use teaching tools to overcome the traditional hurdles in electronics education. Professional engineers can improve productivity with intuitive capture tools, interactive simulation, board layout, and design validation. Multisim was added to our software offering in 2005, when we acquired Electronics Workbench and its suite of software for electronic design automation.

NI DIAdem offers users configuration-based technical data management, analysis, and report generation tools to interactively mine and analyze data. DIAdem helps users make informed decisions and meet the demands of today’s testing environments, which require quick access to large volumes of scattered data, consistent reporting, and data visualization.

In 2009 we introduced NI VeriStand, a ready-to-use software environment for configuring real-time testing applications, including hardware-in-the-loop ("HIL") test systems.  With NI VeriStand, users configure real-time I/O, stimulus profiles, data logging, alarming, and other tasks; implement control algorithms or system simulations by importing models from a variety of software environments; build test system user interfaces quickly; and add custom functionality using NI LabVIEW, NI TestStand, and other software environments.

Hardware Products and Related Driver Software

Using cutting-edge commercial technology, such as the latest ADCs, FPGSs, and PC busses, NI hardware delivers modular and easy-to-use solutions for a wide range of applications – from automated test and data logging to industrial control and embedded design. Our hardware and related driver software products include data acquisition ("DAQ"), PXI chassis and controllers, image acquisition, motion control, distributed I/O, modular instruments and embedded control hardware/software, industrial communications interfaces, GPIB interfaces, and VXI Controllers. The high level of integration between our products provides users with the flexibility to mix and match hardware components when developing custom virtual instrumentation systems.

DAQ Hardware/Driver Software.  Our DAQ hardware and driver software products are “instruments on a board” that users can combine with sensors, signal conditioning hardware and software to acquire analog data and convert it into a digital format that can be accepted by a computer. Computer-based DAQ products are typically a lower-cost solution than traditional instrumentation. Applications suitable for automation with computer-based DAQ products are widespread throughout many industries, and many systems currently using traditional instrumentation (either manual or computer-controlled) could be displaced by computer-based DAQ systems. We offer a range of computer-based DAQ products, including models for digital, analog and timing input-output, and for transferring data directly to a computer’s random-access memory.  In 2006, we introduced NI CompactDAQ a rugged, portable, USB data acquisition system designed for high-performance mixed-signal measurement systems. In 2008, we introduced our first data acquisition devices that leverage wireless technologies, an extension of PC-based data acquisition for measurement applications where wiring is difficult or cost-prohibitive.

PXI Modular Instrumentation Platform.  Our PXI modular instrument platform, which was introduced in 1997, is a standard PC packaged in a small, rugged form factor with expansion slots and instrumentation extensions. It combines mainstream PC software and PCI hardware with advanced instrumentation capabilities. In essence, PXI is an instrumentation PC with several expansion slots ideal for complete system-level opportunities and delivering a much higher percentage of the overall system content using our own products. We continue to expand our PXI product offerings with new modules, which address a wide variety of measurement and automation applications. The platform is now a testing standard, with 70 companies developing on the platform and investing in its future through the PXI System Alliance ("PXISA"). In 2006, we introduced our first PXI Express products which provide backward software compatibility with PXI while providing advanced capabilities for high-performance instrumentation, such as RF instrumentation.

Modular Instruments.  We offer a variety of modular instrument devices used in general purpose test and communication test applications.  These devices include digitizers, digital multimeters, signal generators, RF analyzers/generators, power supplies, and switch modules that users can configure through software to meet their specific measurement tasks. Because these instruments are modular and software-defined, they can be quickly interchanged and easily repurposed to meet evolving test needs. Additionally, NI modular instruments provide high-speed test execution by harnessing the power of industry-standard PC and advanced timing and synchronization technologies. Options are available for a variety of platforms including PXI, PXI Express, PCI, PCI Express, and USB.

Machine Vision/Image Acquisition.  Our machine vision platform includes hardware ranging from plug-in devices for PCI and PXI systems to image processing on the sensor itself with the NI Smart Camera. Software options include image acquisition software to acquire images from thousands of cameras, a world-class image processing library, and a configurable interface for industrial machine vision applications. In 1996, we introduced our first image acquisition hardware which provides users with a cost-effective solution to integrate vision into their measurement and automation applications. Our vision software is designed to work with many different software environments, including LabVIEW. In 2003, we introduced our Vision Builder software for automated inspection and our Compact Vision System, which is a small, ruggedized, industrial vision system that can connect up to three IEEE-1394 cameras and that is easily programmed using Vision Builder. In 2007, we introduced our first integrated Smart Cameras which leverage our LabVIEW software to provide integrated solutions for many inspection and other industrial/embedded applications.

Motion Control. By integrating flexible software with high-performance hardware, our motion control products offer a powerful solution for motion system design. From automating test equipment and research labs to controlling biomedical, packaging, and manufacturing machines, engineers use our motion products to meet a diverse set of application challenges. Our software tools for motion easily integrate with our other product lines, so users can combine motion control with image acquisition, test, measurement, data acquisition, and automation to create robust, flexible solutions. We introduced our first line of motion control hardware, software and peripheral products in 1997.

Distributed I/O and Embedded Control Hardware/Software.  Our distributed I/O products, including Compact FieldPoint, and CompactRIO, are designed for remote measurement, industrial control, and embedded data-logging applications. Compact FieldPoint is an intelligent, distributed, and modular I/O system that gives industrial system developers an economical solution for distributed data acquisition, monitoring and control applications. Suitable for direct connection to industrial signals, Compact FieldPoint includes a wide array of rugged and isolated analog and digital I/O modules, terminal base options, and network modules. With LabVIEW Real-Time users can download their LabVIEW code and easily create networked systems of intelligent, real-time nodes for embedded measurement and control. In 2004, we introduced CompactRIO, an advanced embedded control and acquisition system powered by our reconfigurable I/O ("RIO") technology. CompactRIO leverages LabVIEW Real-Time and LabVIEW FPGA for industrial control, process monitoring, and embedded machine applications that require intelligent I/O products with a small form factor, a wide operating temperature, and resistance to shock and vibration.  In 2008, we introduced Single-Board RIO, which is a board-only, lower-cost version of CompactRIO designed for higher volume system deployments.

Industrial Communications Interfaces.  In 1995, we began shipping our first interface boards for communicating with serial devices, such as data loggers and PLCs targeted for industrial/embedded applications, and benchtop instruments, such as oscilloscopes, targeted for test and measurement applications. We offer hardware and driver software product lines for communication with industrial devices—Controller Area Network ("CAN"), DeviceNet, Foundation Fieldbus, and RS-485 and RS-232.

GPIB Interfaces/Driver Software.  We began selling GPIB products in 1977 and are a leading supplier of GPIB interface boards and driver software to control traditional GPIB instruments. These traditional instruments are manufactured by a variety of third-party vendors and are used primarily in T&M applications. Our diverse portfolio of hardware and software products for GPIB instrument control is available for a wide range of computers. Our GPIB product line also includes products for controlling GPIB instruments using the computer’s standard parallel, USB, IEEE 1394 ("Firewire"), Ethernet, and serial ports.

VXI Controllers//Driver Software.  We are a leading supplier of VXI computer controller hardware and the accompanying NI-VXI and NI-VISA driver software. We also offer LabVIEW, LabWindows/CVI, Measurement Studio and TestStand software products for VXI systems.

Services

Customer Training Courses. We offer fee-based training classes and self-paced course kits for many of our software and hardware products. On-site courses are quoted per customer requests and we include on-line course offerings with live teachers. We also offer programs to certify programmers and instructors for our products.

Software Maintenance

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

Customers

We have a broad customer base, with no customer accounting for more than 3% of our sales in 2009, 2008 or 2007.

Marketing

Through our worldwide marketing efforts, we strive to educate engineers and scientists about the benefits of our virtual instrumentation philosophy, products and technology, and to highlight the performance, ease of use and cost advantages of our products. We also seek to present our position as a technological leader among producers of instrumentation software and hardware and to help promulgate industry standards that can benefit users of computer-based instrumentation.

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

Sales and Distribution

We sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. Our Hungarian manufacturing facility sources a substantial majority of our sales throughout the world. We have sales offices in the United States and sales offices and distributors in key international markets. Sales outside of the U.S. accounted for approximately 61%, 61% and 59%, of our revenues in 2009, 2008 and 2007, respectively. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 12 – Segment information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and identifiable assets.)

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

Our foreign operations are subject to certain risks set forth on page 14 under “We are Subject to Various Risks Associated with International Operations and Foreign Economies.”

See discussion regarding fluctuations in our quarterly results and seasonality in ITEM 1A, Risk Factors, “Our Revenues are Subject to Seasonal Variations.”

Competition

The markets in which we operate are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than we have, and we may face further competition from new market entrants in the future. A key competitor is Agilent Technologies Inc. (“Agilent”). Agilent offers hardware and software products that provide solutions that directly compete with our virtual instrumentation products. Agilent is aggressively advertising and marketing products that are competitive with our products. Because of Agilent's strong position in the instrumentation business, change in its marketing strategy or product offerings could have a material adverse effect on our operating results.

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

•	new product introductions by competitors;
•	product pricing;
•	the impact of foreign exchange rates on product pricing;
•	quality and performance;
•	success in developing new products;
•	adequate manufacturing capacity and supply of components and materials;
•	efficiency of manufacturing operations;
•	effectiveness of sales and marketing resources and strategies;
•	strategic relationships with other suppliers;
•	timing of our new product introductions;
•	protection of our products by effective use of intellectual property laws;
•	the outcome of any material intellectual property litigation;
•	the financial strength of our competitors;
•	barriers to entry imposed by competitors with significant market power in new markets;
•	general market and economic conditions; and,
•	government actions throughout the world.

There can be no assurance that we will be able to compete successfully in the future.

Research and Development

We believe that our long-term growth and success depends on delivering high quality software and hardware products on a timely basis. We intend to focus our research and development efforts on enhancing existing products and developing new products that incorporate appropriate features and functionality to be competitive with respect to technology and price/performance characteristics.

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

As of December 31, 2009, we employed 1,457 people in product research and development. Our research and development expenses were $133 million, $143 million and $127 million for 2009, 2008 and 2007, respectively.

Intellectual Property

We rely on a combination of patent, trade secret, copyright and trademark law, contracts and technical measures to establish and protect our proprietary rights in our products. As of December 31, 2009, we held 502 United States patents (495 utility patents and 7 design patents) and 20 patents in foreign countries (18 patents registered in Europe in various countries; and 2 patents in Japan), and had 296 patent applications pending in the United States and foreign countries. 124 of our issued United States patents are software patents related to LabVIEW, and cover fundamental aspects of the graphical programming approach used in LabVIEW. Our patents expire from 2011 to 2027. No assurance can be given that our pending patent applications will result in the issuance of patents. We also own certain registered trademarks in the United States and abroad. See further discussion regarding risks associated with our patents in ITEM 1A, Risk Factors, “Our Business Depends on Our Proprietary Rights and We are Subject to Intellectual Property Litigation.”

Manufacturing and Suppliers

We manufacture a substantial majority of our products at our facility in Debrecen, Hungary. Additional production primarily of low volume or newly introduced products is done in Austin, Texas. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. We manufacture most of the electronic circuit card assemblies, and modules in-house, although subcontractors are used from time to time. We currently use subcontractors in Asia to manufacture a significant portion of our chassis, but we review these arrangements periodically. We manufacture some of our electronic cable assemblies in-house, but many assemblies are produced by subcontractors. We primarily subcontract our software duplication, our technical manuals and product support documentation.

Our manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources in the U.S., Europe and Asia. Several of these components are available through limited sources. Limited source components purchased include custom ASICs, chassis and other components. Any disruption of our supply of limited source components, whether resulting from business demand, quality, production or delivery problems, could adversely affect our ability to manufacture our products, which could in turn adversely affect our business and results of operations. See “Our Business is Dependent on Key Suppliers” at page 14 for additional discussion of the risks associated with limited source suppliers.

See “Our Manufacturing Operations are Subject to a Variety of Environmental Regulations and Costs” at page 15 for discussion of environmental matters as they may affect our business.

Backlog

Backlog is a measure of orders that are received but that are not shipped to customers at the end of the quarter. We typically ship products shortly following the receipt of an order. Accordingly, our backlog typically represents less than 5 days sales. Backlog should not be viewed as an indicator of our future sales. During the year ended December 31, 2009, our order backlog increased by approximately $8 million.

Employees

As of December 31, 2009, we had 5,120 employees worldwide, including 1,457 in research and development, 2,338 in sales and marketing and customer support, 755 in manufacturing and 570 in administration and finance. None of our employees are represented by a labor union and we have never experienced a work stoppage. We consider our employee relations to be good. For eleven consecutive years, from 1999 to 2009, we have been named among the 100 Best Companies to Work for in America according to FORTUNE magazine.

ITEM 1A.                   RISK FACTORS

Continuing Uncertainty in General Economic Conditions and Fluctuations in the Global Credit and Equity Markets Have Adversely Affected Our Financial Condition and Results of Operations. Our business is sensitive to changes in general economic conditions, both in the U.S. and globally. Due to the continued concerns regarding the availability of credit, our current or potential customers may delay or reduce purchases of our products which may continue to have an adverse effect on our revenues and therefore harm our business and results of operations. The continuing uncertainty in the credit markets is likely to continue to have an adverse effect on the U.S. and world economies, which could continue to negatively impact the spending patterns of businesses including our current and potential customers. Historically, our business cycles have corresponded to changes in the global Purchasing Managers Index (“PMI”). From June 2008 to July 2009, this index indicated a contracting industrial economy.  Starting in August 2009, the index has had readings above 50 which are indicative of expansion in the industrial global economy; however, we continue to believe there is still a substantial amount of uncertainty about the global industrial economy. We are unable to predict whether the current expansion cycle, as measured by the PMI, will be sustained throughout 2010. This continuing uncertainty in the global industrial economy is likely to continue to have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and therefore harm our business and result of operations.

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

Negative Conditions in the Global Credit Markets Have Impaired the Liquidity of a Portion of Our Investment Portfolio.  Our short-term investments include auction rate securities backed by education loan revenue bonds. One of our auction rate securities is from the Vermont Student Assistance Corporation and has a par value of $2.2 million. The other of our auction rate securities is from the New Hampshire Health and Education Facilities Authority and has a par value of $6.4 million. On January 15, 2010, and in prior auction periods beginning in February 2008, the auction process for these securities failed. These auction rate securities are classified as available-for-sale. The auction rate market is not expected to provide liquidity for these securities in the foreseeable future. Should we need or desire to access the funds invested in those securities prior to their maturity or prior to our exercise period under our Rights agreement with UBS, we may be unable to find a buyer in a secondary market outside the auction process or if a buyer in a secondary market is found, we would likely realize a loss. See Note 3 – Fair value measurements in Notes to Consolidated Financial Statements for further discussion of our auction rate securities.

We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results.  During the fourth quarter of 2009, we established an operating budget for 2010. Our budgets are established based on the estimated revenue from sales of our products which are based on economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. Historically, our business cycles have corresponded to changes in the global PMI. From June 2008 to July 2009, this index had indicated a contracting industrial economy. Starting in August 2009, the index has had readings above 50 which are indicative of expansion in the industrial global economy. We believe there is still a substantial amount of uncertainty about the global industrial economy. We are unable to predict whether the current expansion cycle, as measured by the PMI, will be sustained throughout 2010. This uncertainty as well as the uncertainty as to how our business will be impacted by any future expansion or contraction in the global industrial economy, makes forecasting our results difficult. This uncertainty is reflected in key assumptions used to establish our 2010 budget. If demand for our products in 2010 is less than the demand we have anticipated in setting our 2010 budget, our operating results could be negatively impacted. If we exceed the level of expenses established in our 2010 operating budget or if we cannot reduce budgeted expenditures in response to a decreases in revenue, our operating results could be adversely affected. Our spending could exceed our budgets due to a number of factors, including:

•	additional marketing costs for new product introductions and/or for conferences and tradeshows;
•	increased costs from hiring more product development engineers or other personnel;
•	additional costs associated with our incremental investment in our field sales force;
•	additional costs associated with the expiration of temporary cost cutting measures, such as salary reductions, implemented in 2009;
•	increased manufacturing costs resulting from component supply shortages and/or component price fluctuations;
•	increased component costs resulting from vendors increasing prices in response to increased economic activity;
•	additional expenses related to intellectual property litigation; and/or
•	additional costs related to acquisitions, if any.

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

No assurance can be given that our efforts will be successful. Any difficulties with the centralization of distribution or delays in the implementation of the systems or processes to support this centralized distribution could result in interruption of our normal operations, including our ability to process orders and ship products to our customers. Any failure or delay in distribution from our facility in Hungary could have a material adverse effect on our operating results.

A Substantial Majority of Our Manufacturing Capacity is Located in Hungary. Our Hungarian manufacturing and warehouse facility sources a substantial majority of our sales. During the year ended December 31, 2009, we continued to maintain and enhance the systems and processes that support the direct shipment of product orders to our customers worldwide from our manufacturing facility in Hungary. In order to enable timely shipment of products to our customers we also maintain the vast majority of our inventory at our Hungary warehouse facility. In addition to being subject to the risks of maintaining such a concentration of manufacturing capacity and global inventory, this facility and its operation are also subject to risks associated with doing business internationally, including:

•	difficulty in managing manufacturing operations in a foreign country;
•	difficulty in achieving or maintaining product quality;
•	interruption to transportation flows for delivery of components to us and finished goods to our customers;
•	changes in the country’s political or economic conditions; and,
•	changes in the country’s tax laws.

No assurance can be given that our efforts to mitigate these risks will be successful. Accordingly, a failure to deal with these factors could result in interruption in the facility’s operation or delays in expanding its capacity, either of which could have a material adverse effect on our operating results.

In response to significant and frequent changes in the corporate tax law, the unstable political environment, a restrictive labor code, the volatility of the Hungarian forint relative to the U.S. dollar and increasing labor costs, we have doubts as to the long term viability of Hungary as a location for our manufacturing and warehousing operations. As such, we may need to look for an alternative location for a substantial majority of our manufacturing and warehousing activities which could have a material adverse effect on our ability to meet current customer demands, our ability to grow our business as well as our liquidity, capital resources and results of operations. Our long term manufacturing and warehousing capacity planning contemplates a third manufacturing and warehousing facility in Malaysia. Deployment of this facility could be accelerated in response to an unfavorable change in the corporate taxation, regulatory or economic environment in Hungary. We can give no assurance that we would be successful in accelerating the deployment of a new facility in Malaysia. Our failure to accelerate the deployment of our manufacturing and warehousing facility in Malaysia in response to unfavorable changes in the corporate taxation, regulatory or economic environment in Hungary, could have a material adverse effect on our ability to meet current customer demands, our ability to grow our business as well as our liquidity, capital resources and results of operations.

Our Income Tax Rate is Affected by Tax Benefits in Hungary.  As a result of certain foreign investment incentives available under Hungarian law, the profit from our Hungarian operation was subject to a reduced income tax rate. This special tax status terminated on January 1, 2008, with the merger of our Hungarian manufacturing operations with its Hungarian parent company. The tax position of our Hungarian operation continued to benefit from assets created by the restructuring of our operations in Hungary.  Realization of these assets was based on our estimated future earnings in Hungary. Partial release of the valuation allowance on these assets resulted in income tax benefits of $18.3 million for the year ended December 31, 2007, and $8.7 million for the year ended December 31, 2008.

For the year 2009, we expected to recognize an additional tax benefit of $9.7 million related to these assets. Effective January 1, 2010, a new tax law in Hungary provides for an enhanced deduction for the qualified research and development expenses of NI Hungary Software and Hardware Manufacturing Kft. ("NI Hungary"). During the three months ended December 31, 2009, we obtained confirmation of the application of this new tax law for the qualified research and development expenses of NI Hungary. Based on the application of this new tax law to the qualified research and development expense of NI Hungary, we no longer expect to have sufficient future taxable income in Hungary to realize the benefits of these tax assets. As such, we recorded an income tax charge of $21.6 million during the three months ended December 31, 2009, $18.4 million of which was related to a valuation allowance on the previously recognized assets created by the restructuring and $3.2 million of which was related to tax benefits from other assets that we will no longer be able to realize as a result of this change. We do not expect to realize the tax benefit of the remaining assets created by the restructuring and therefore we have a full valuation allowance of $98.2 million against those assets at December 31, 2009.

Changes in Hungary’s political condition and/or tax laws could eliminate the enhanced tax deduction in the future. The reduction or elimination of this enhanced tax deduction in Hungary or future changes in U.S. law pertaining to taxation of foreign earnings could result in an increase in our future effective income tax rate which could have a material adverse effect on our operating results.

We Rely on Management Information Systems and any Disruptions in Our Systems Would Adversely Affect Us.  We rely on a primary global center for our management information systems and on multiple systems in branches not covered by our global center. As with any information system, unforeseen issues may arise that could affect our ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that our global center for information systems or our branch operations could experience a complete or partial shutdown. If such a shutdown occurred, it could impact our product shipments and revenues, as order processing and product distribution are heavily dependent on our management information systems. Accordingly, our operating results in such periods would be adversely impacted. We are continually working to maintain reliable systems to control costs and improve our ability to deliver our products in our markets worldwide. No assurance can be given that our efforts will be successful.

During the year ended December 31, 2009, we continued to devote resources to the development of our systems for manufacturing, sales, product services and to the continued development of our web offerings. There can be no assurance that we will not experience difficulties with our systems. Difficulties with our systems may interrupt our normal operations, including our ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. Any disruption occurring with these systems may have a material adverse effect on our operating results. In 2010, we will focus on upgrading our Americas business application suite to Oracle’s version R12 and will continue to devote significant resources to the continued development of our web applications. Any failure to successfully implement these initiatives could have a material adverse effect on our operating results.

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

Our Revenues are Subject to Seasonal Variations.  In previous years, our revenues have been characterized by seasonality, with revenues typically growing from the first quarter to the second quarter, being relatively constant from the second quarter to the third quarter, growing in the fourth quarter compared to the third quarter and declining in the first quarter of the following from the fourth quarter of the preceding year. This historical trend has been affected and may continue to be affected in the future by declines in the global industrial economy, the economic impact of larger orders as well as the timing of new product introductions and/or acquisitions, if any. For example, during the fourth quarter of 2008, we experienced a sequential decline in revenue from the third quarter of 2008 due to the severe contraction in the global industrial economy, which is contrary to the typical seasonality described above. In addition, our first quarter and second quarter of 2009 had sequential revenue declines from the fourth quarter of 2008 and first quarter of 2009, respectively, and the magnitude of the decline in the first quarter of 2009 was greater than what has occurred in the past. We cannot predict when or if we will return to our typical historical revenue pattern. We believe the historical pattern of seasonality of our revenue results from the international mix of our revenue and the variability of the budgeting and purchasing cycles of our customers throughout each international region. In addition, our total operating expenses have in the past tended to increase in each successive quarter and have fluctuated as a percentage of revenue based on the seasonality of our revenue. During the year ended December 31, 2009, we were able to reduce our operating costs compared to 2008. Some of the cost cutting measures implemented in 2009, such as salary reduction, may not be available to us in 2010. We cannot provide any assurance that the cost cutting measures implemented in 2009 can be sustained in 2010 as we plan to continue our strategic investments in research and development and field sales while limiting expense growth elsewhere.

We Operate in Intensely Competitive Markets.  The markets in which we operate are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than we have, and we may face further competition from new market entrants in the future. A key competitor is Agilent Technologies Inc. (“Agilent”). Agilent offers hardware and software products that provide solutions that directly compete with our virtual instrumentation products. Agilent is aggressively advertising and marketing products that are competitive with our products. Because of Agilent’s strong position in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse effect on our operating results.

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

•	new product introductions by competitors;
•	product pricing;
•	the impact of foreign exchange rates on product pricing;
•	quality and performance;
•	success in developing new products;
•	adequate manufacturing capacity and supply of components and materials;
•	efficiency of manufacturing operations;
•	effectiveness of sales and marketing resources and strategies;
•	strategic relationships with other suppliers;
•	timing of our new product introductions;
•	protection of our products by effective use of intellectual property laws;
•	the outcome of any material intellectual property litigation;
•	the financial strength of our competitors;
•	barriers to entry imposed by competitors with significant market power in new markets;
•	general market and economic conditions; and,
•	government actions throughout the world.

There can be no assurance that we will be able to compete successfully in the future.

Our Product Revenues are Dependent on Certain Industries.  Sales of our products are dependent on customers in certain industries, particularly the telecommunications, semiconductor, automotive, automated test equipment, defense and aerospace industries. As we have experienced in the past, and as we may continue to experience in the future, downturns characterized by diminished product demand in any one or more of these industries have resulted and may continue to result in decreased sales, and a material adverse effect on our operating results.

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

Sales made by our international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Net of hedging results, the change in exchange rates had the effect of decreasing our consolidated sales by $29 million or 4% for the year ended December 31, 2009, compared to 2008. If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing our operating expenses by $12 million or 2% for the year ended December 31, 2009, compared to 2008. Currently, we are experiencing significant volatility in foreign currency exchange rates in many of the markets in which we do business. This has had a significant impact on the revaluation of our foreign currency denominated firm commitments and on our ability to forecast our U.S. dollar equivalent revenues and expenses. In the past, these dynamics have also adversely affected our revenue growth in international markets and will likely pose similar challenges in the future.

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

Our Reported Financial Results May be Adversely Affected by Changes in Accounting Principles Generally Accepted in the United States.  We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board and the Securities and Exchange Commission. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-K contains our managements’ certification of adequate disclosure controls and procedures as of December 31, 2009. This report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. This Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Our Business Depends on the Continued Service of Key Management and Technical Personnel.  Our success depends upon the continued contributions of our key management, sales, marketing, research and development and operational personnel, including Dr. Truchard, our Chairman and Chief Executive Officer, and other members of our senior management and key technical personnel. We have no agreements providing for the employment of any of our key employees for any fixed term and our key employees may voluntarily terminate their employment with us at any time. The loss of the services of one or more of our key employees in the future could have a material adverse effect on our operating results. We also believe our future success will depend upon our ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, as well as training, motivating and supervising employees. Our failure to attract or retain key technical or managerial talent could have an adverse effect on our operating results. We also recruit and employ foreign nationals to achieve our hiring goals primarily for engineering and software positions. There can be no guarantee that we will continue to be able to recruit foreign nationals at the current rate. There can be no assurance that we will be successful in retaining our existing key personnel or attracting and retaining additional key personnel. Failure to attract and retain a sufficient number of our key personnel could have a material adverse effect on our operating results.

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

We Are Subject to the Risk of Product Liability Claims.  Our products are designed to provide information upon which users may rely. Our products are also used in “real time” applications requiring extremely rapid and continuous processing and constant feedback. Such applications give rise to the risk that a failure or interruption of the system or application could result in economic damage or bodily harm. We attempt to assure the quality and accuracy of the processes contained in our products, and to limit our product liability exposure through contractual limitations on liability, limited warranties, express disclaimers and warnings as well as disclaimers contained in our “shrink wrap” license agreements with end-users. If our products contain errors that produce incorrect results on which users rely or cause failure or interruption of systems or processes, customer acceptance of our products could be adversely affected. Further, we could be subject to liability claims that could have a material adverse effect on our operating results or financial position. Although we maintain liability insurance for product liability matters, there can be no assurance that such insurance or the contractual limitations used by us to limit our liability will be sufficient to cover or limit any claims which may occur.

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

ITEM 1B.              UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                 PROPERTIES

Our principal corporate and research and development activities are conducted at three buildings we own in Austin, Texas. We own approximately 69 acres of land in north Austin, Texas, on which are a 232,000 square foot office facility, a 140,000 square foot manufacturing and office facility, and a 380,000 square foot research and development facility. We also own a 136,000 square foot office building in Austin, Texas which is being leased to third-parties. Our principal manufacturing and distribution activities are conducted at our 239,000 square foot manufacturing and distribution facility in Debrecen, Hungary which we own. Our German subsidiary, National Instruments Engineering GmbH & Co. KG, owns a 25,500 square foot office building in Aachen, Germany in which a majority of its activities are conducted. National Instruments Engineering owns another 19,375 square foot office building in Aachen, Germany, which is partially leased to third-parties. We own approximately 17 acres of land in an industrial park in Penang, Malaysia.

As of December 31, 2009, we also leased a number of sales and support offices in the U. S. and various countries throughout the world. Our facilities are currently being utilized below maximum capacity to allow for future headcount growth and design/construction cycles, as needed. We believe our existing facilities are adequate to meet our current requirements.

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

An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court's decision of September 23, 2003 (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks’ declaratory judgment complaint, denying MathWorks’ claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks’ modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court's denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. On November 22, 2006, the District Court lifted the stay. The case schedule has yet to be set in this action. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred.  In the fourth quarter of 2006, we accrued an additional $600,000 related to this contingency. During the third quarter of 2009, we reduced the accrual by $2 million to reflect a decrease in the estimated costs that are probable of being incurred in this action. To date, we have charged a cumulative total of $623,000 against this accrual. At December 31, 2009, the remaining accrual was $2 million.

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

	High	Low
2009
First Quarter 2009	$23.40	$15.82
Second Quarter 2009	23.61	18.41
Third Quarter 2009	28.42	21.26
Fourth Quarter 2009	29.85	26.52

2008
First Quarter 2008	$31.95	$24.19
Second Quarter 2008	31.85	25.59
Third Quarter 2008	34.63	25.88
Fourth Quarter 2008	27.99	20.20

At the close of business on February 15, 2010, there were approximately 473 holders of record of our common stock and approximately 26,500 shareholders of beneficial interest.

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

2009
March 2, 2009	$0.12
June 1, 2009	0.12
August 31, 2009	0.12
November 30, 2009	0.12

2008
March 3, 2008	$0.11
June 2, 2008	0.11
September 2, 2008	0.11
December 1, 2008	0.11

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

Performance Graph

The following graph compares the cumulative total return to stockholders of NI’s common stock from December 31, 2004 to December 31, 2009 to the cumulative return over such period of (i) Nasdaq Composite Index and (ii) Russell 2000 Index. We use the Russell 2000 Index due to the fact that we have not been able to identify a published industry or line of business index that we believe appropriately reflects our industry or line of business. We considered that our primary competitors are divisions of large corporations that have other significant business operations such that any index comprised of such competitors would not be reflective of our industry or line of business. We have also considered using a peer group index but do not believe such index is appropriate as we have not been able to identify other public companies that we believe are principally in the same line of business as we are.

The graph assumes that $100 was invested on December 31, 2004 in NI’s common stock and in each of the other two indices and the reinvestment of all dividends, if any. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program (1)
October 1, 2009 to October 31, 2009	—	—	—	2,262,168
November 1, 2009 to November 30, 2009	573,841	$28.55	573,841	1,688,327
December 1, 2009 to December 31, 2009	—	—	—	1,688,327
Total	573,841	$28.55	573,841

(1) For the past several years, we have maintained various stock repurchase programs. This repurchase plan does not have an expiration date.

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

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statements of Income Data:
Net sales:
Americas	$292,999	$355,878	$331,482	$317,780	$275,524
Europe .	210,188	267,373	230,940	193,364	171,499
Asia Pacific	173,407	197,286	177,956	149,263	124,818
Consolidated net sales	676,594	820,537	740,378	660,407	571,841
Cost of sales	169,884	207,109	185,267	173,348	151,939
Gross profit	506,710	613,428	555,111	487,059	419,902
Operating expenses:
Sales and marketing	269,267	307,409	264,060	232,050	208,650
Research and development	132,974	143,140	126,515	113,095	87,841
General and administrative	57,938	67,162	62,445	54,192	45,199
Total operating expenses	460,179	517,711	453,020	399,337	341,690
Operating income	46,531	95,717	102,091	87,722	78,212
Other income (expense):
Interest income	1,629	5,996	9,822	6,847	3,758
Net foreign exchange gain (loss)	734	(3,737)	1,672	740	(1,566)
Other income (expense), net	1,351	161	(158)	(7)	276
Income before income taxes	50,245	98,137	113,427	95,302	80,680
Provision for income taxes	33,160	13,310	6,394	22,594	19,163
Net income	$17,085	$84,827	$107,033	$72,708	$61,517

Basic earnings per share	$0.22	$1.08	$1.35	$0.91	$0.78

Weighted average shares outstanding - basic	77,520	78,567	79,468	79,519	78,552

Diluted earnings per share	$0.22	$1.07	$1.32	$0.89	$0.76

Weighted average shares outstanding - diluted	78,026	79,515	81,043	81,519	80,910

Cash dividends declared per common share	$0.48	$0.44	$0.34	$0.24	$0.20

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$201,465	$229,400	$194,839	$100,287	$55,864
Short-term investments	87,196	6,220	93,838	150,190	119,846
Working capital	413,759	398,292	419,874	379,733	274,686
Total assets	813,029	832,591	818,812	721,220	608,336
Long-term debt, net of current portion	—	—	—	—	—
Total stockholders’ equity	654,420	664,438	661,086	596,682	503,850

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding our future financial performance or operations (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “may,” “will,” “project,” “continue,” or “estimate” or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors including those set forth under the heading “Risk Factors” beginning on page 10, and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

Overview

National Instruments Corporation (“we”, “us” or “our”) is a leading supplier of measurement and automation products that engineers and scientists use in a wide range of industries. These industries comprise a large and diverse market for design, control and test applications. We provide flexible application software and modular, multifunctional hardware that users combine with industry-standard computers, networks and third party devices to create measurement, automation and embedded systems, which we also refer to as “virtual instruments”. Our approach gives customers the ability to quickly and cost-effectively design, prototype and deploy unique custom-defined solutions for their design, control and test application needs. We sell to a large number of customers in a wide variety of industries. No single customer accounted for more than 3% of our sales in 2009, 2008 or 2007.

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

We sell into test and measurement (“T&M”) and industrial/embedded applications in a broad range of industries and as such are subject to the economic and industry forces which drive those markets. It has been our experience that the performance of these industries and our performance is impacted by general trends in industrial production for the global economy and by the specific performance of certain vertical markets that are intensive consumers of measurement technologies. Examples of these markets are semiconductor capital equipment, telecom, defense, aerospace, automotive and others. In assessing our business, we consider the trends in the Global Purchasing Managers Index (“PMI”) published by JP Morgan, global industrial production as well as industry reports on the specific vertical industries that we target. Starting in August 2009, the PMI has had readings above 50 which are indicative of expansion in the industrial global economy. However, we believe there is still a substantial amount of uncertainty about the global industrial economic conditions. We are unable to predict whether the current expansion cycle, as measured by the PMI, will be sustained throughout 2010. This continuing uncertainty in the global industrial economy is likely to continue to have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and therefore harm our business and result of operations.

We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 57%, 57% and 55% or our revenues in 2009, 2008 and 2007, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 12 – Segment information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and long-lived assets).

We manufacture a substantial majority of our products at our facilities in Debrecen, Hungary. Additional production primarily of low volume or newly introduced products is done in Austin, Texas. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. We manufacture most of the electronic circuit card assemblies, and modules in-house, although subcontractors are used from time to time. We currently use subcontractors in Asia to manufacture a significant portion of our chassis but we review these arrangements periodically. We manufacture some of our electronic cable assemblies in-house, but many assemblies are produced by subcontractors. We primarily subcontract our software duplication, our technical manuals and product support documentation.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Years Ended December 31,
	2009	2008	2007
Net sales:
Americas	43.3%	43.4%	44.8%
Europe	31.1	32.6	31.2
Asia Pacific	25.6	24.0	24.0
Consolidated net sales	100.0	100.0	100.0
Cost of sales	25.1	25.2	25.0
Gross profit	74.9	74.8	75.0
Operating expenses:
Sales and marketing	39.8	37.5	35.7
Research and development	19.6	17.4	17.1
General and administrative	8.6	8.2	8.4
Total operating expenses	68.0	63.1	61.2
Operating income	6.9	11.7	13.8
Other income (expense):
Interest income	0.2	0.7	1.3
Net foreign exchange gain (loss)	0.1	(0.5)	0.2
Other income (expense), net	0.2	—	—
Income before income taxes	7.4	11.9	15.3
Provision for income taxes	4.9	1.6	0.8
Net income	2.5%	10.3%	14.5%

Net Sales.  Consolidated net sales were $677 million, $821 million and $740 million for the years ended December 31, 2009, 2008 and 2007, respectively, a decrease of 18% in 2009 compared to 2008 following an increase of 11% in 2008 compared to 2007. The decrease in 2009 can be attributed to declines in sales volume across all regions of our business. Instrument control products which comprised approximately 7% of our revenues for the year ended December 31, 2009, saw a year-over-year decline of 31%. Products in the areas of virtual instrumentation and graphical system design which comprised approximately 93% of our revenues for the year ended December 31, 2009, saw a year-over-year decline of 16%. Revenues from our instrument control products are the most sensitive to the cycles of the global industrial economy. For the year ended December 31, 2009, our order backlog increased by approximately $8 million. Backlog is a measure of orders that were received but that had not shipped to customers at the end of the quarter. We did not take any significant action with regard to pricing during the year ended December 31, 2009, and thus, the decrease in revenues is attributable to a decrease in customer orders. The increase in net sales in 2008, compared to 2007 can be attributed to volume growth in the areas of modular instruments, particularly RF test products, PXI, software and CompactRIO which performed very well in light of the industry contraction. The increases in these areas were offset by declines in revenue from instrument control products which are the most sensitive to downturns in the Global PMI.

Sales in the Americas were $293 million, $356 million and $331 million for the years ended December 31, 2009, 2008 and 2007, respectively, a decrease of 18% in 2009 compared to 2008 following an increase in of 8% in 2008 compared to 2007. Sales outside of the Americas, as a percentage of consolidated sales were 57%, 57% and 55% for the years ended December 31, 2009, 2008 and 2007, respectively. Sales in Europe were $210 million, $267 million and $231 million for the years ended December 31, 2009, 2008 and 2007, respectively, a decrease of 21% in 2009 compared to 2008 following an increase of 16% in 2008 compared to 2007. Sales in Asia were $173 million, $197 million and $178 million for the years ended December 31, 2009, 2008 and 2007, respectively, a decrease of 12% in 2009 compared to 2008 following an increase of 11% in 2008 compared to 2007. We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

Almost all sales made by our direct sales offices in the Americas, outside of the U.S., in Europe and in Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. For 2009, net of hedging results, the change in exchange rates had the effect of decreasing our consolidated sales by $29 million or 4%, decreasing America’s sales by $6 million or 2%, decreasing European sales by $17 million or 6%, and decreasing sales in Asia Pacific by $6 million or 3% compared to 2008. For 2008, net of hedging results, the change in exchange rates had the effect of increasing our consolidated sales by $34 million or 4%, increasing America’s sales by $1.7 million or 0.5%, increasing European sales by $28 million or 12%, and increasing sales in Asia Pacific by $4.3 million or 2% compared to 2007.

Gross Profit.  As a percentage of sales, gross margin was 75% in 2009, 75% in 2008 and 75% in 2007.  In 2009, we were successful in implementing cost reduction strategies throughout our manufacturing cycle which allowed us to maintain a stable gross margin percentage despite the 18% decrease in sales volume in 2009. For the years ended December 31, 2009, 2008 and 2007, charges related to acquisition related intangibles and stock based compensation were $4.7 million, $4.7 million and $3.6 million, respectively.  For the years ended December 31, 2009 and 2008, the net impact of the change in foreign currency exchange rates had the effect of decreasing our cost of goods sold by $3 million or 1%, and increasing our cost of goods sold by $1.1 million or 4%, respectively.

Sales and Marketing.  Sales and marketing expenses were $269 million, $307 million and $264 million for the years ended December 31, 2009, 2008 and 2007, respectively, a decrease of 12% in 2009 compared to 2008 following an increase of 16% in 2008 compared to 2007. As a percentage of net sales, sales and marketing expenses were 40%, 38% and 36% for 2009, 2008 and 2007, respectively. For 2009, the increase in sales and marketing expenses as a percentage of revenue was due to the 18% decrease in revenue. For 2009, the decrease in sales and marketing expenses in absolute dollars was due to a decrease in travel, tradeshows and advertising of $15 million, a decrease in variable compensation of $4.2 million and a decrease caused by the net impact of changes in foreign currency exchange rates of $9 million. Temporary cost cutting measures which included a company-wide wage reduction as well as a reduction in the number of accrued vacation hours that employees are allowed to carry beyond December 31, 2009, resulted in additional cost savings of $7 million compared to 2008. For 2008, the increase in sales and marketing expense, both in absolute dollars and as a percentage of sales, was consistent with our plan to make additional investments in our field sales force during 2008. Approximately 65% of the increase in 2008 over 2007, can be attributed to the increase in sales and marketing personnel, increases in stock-based compensation and the increase in variable compensation from higher sales volume. In addition, during 2008, the net impact of foreign currency exchange rates had the effect of increasing our sales and marketing expense by $10 million or 3%. We plan to continue to make additional investments in our field sales force in 2010. However, due to the continuing uncertainty in the industrial economy, the extent of our field sales expansion during 2010 will be dependent on our overall sales volumes in 2010. We expect sales and marketing expenses in future periods to continue to fluctuate as a percentage of sales based on recruiting, marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

Research and Development.  Research and development expenses were $133 million, $143 million and $127 million for the years ended December 31, 2009, 2008 and 2007, respectively, a decrease of 7% in 2009 compared to 2008 following an increase of 13% in 2008 compared to 2007. As a percentage of net sales, research and development expenses were 20%, 17% and 17% for 2009, 2008 and 2007, respectively. For 2009, the increase in research and development expenses as a percentage of revenue was due to the 18% decrease in revenue. For 2009, the decrease in research and development expenses in absolute dollars was due to a decrease in variable compensation of $2.9 million and a decrease caused by the net impact of changes in foreign currency exchange rates of $327,000. Temporary cost cutting measures which included a company-wide wage reduction as well as a reduction in the number of accrued vacation hours that employees were allowed to carry beyond December 31, 2009, resulted in additional cost savings of $7 million. These decreases were offset by personnel costs related to a net headcount increase of 42 people during 2009. For 2008, the increase in research and development expenses in absolute dollars was primarily due to increases in personnel costs from the hiring of additional product development engineers as well as increases related to stock-based compensation and was consistent with our plan to continue to grow our research and development capacity in line with the overall revenue growth of the company. During 2008, we had a net headcount increase of 109 people in our worldwide research and development group. In addition, during 2008, the net impact of foreign currency exchange rates had the effect of increasing our research and development expense by $2.7 million or 2%. We plan to continue to make additional investments in research and development in 2010. However, due to the continuing uncertainty in the industrial economy, the extent of our research and development expansion during 2010 will be dependent on our overall sales volumes in 2010.

We capitalize software development costs in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 985, Software (FASB ASC 985). We amortize such costs over the related product’s estimated economic life, generally three years, beginning when a product becomes available for general release. Software amortization expense included in cost of goods sold totaled $9 million, $10 million and $9 million during 2009, 2008 and 2007, respectively. Internally developed software costs capitalized during 2009, 2008 and 2007 were $13 million, $10 million and $8 million, respectively. Capitalization of internally developed software costs varies depending on the timing of when each project reaches technological feasibility and the length and scope of the development cycle of each individual project. (See Note 7 - Intangibles of Notes to Consolidated Financial Statements for a description of intangibles).

General and Administrative.  General and administrative expenses were $58 million, $67 million and $62 million for the years ended December 31, 2009, 2008 and 2007, respectively, a decrease of 13% in 2009 compared to 2008 following an increase of 8% in 2008 compared to 2007. As a percentage of net sales, general and administrative expenses were 9%, 8% and 8% in 2009, 2008 and 2007. For 2009, the increase in general and administrative expenses as a percentage of revenue was due to the 18% decrease in revenue. For 2009, the decrease in general and administrative expenses was due to a decrease caused by the net impact of changes in foreign currency exchange rates of $2.6 million, a reduction of our patent litigation accrual which resulted in a non-cash decrease to our operating expenses of $2 million and a decrease in variable compensation of $948,000. Temporary cost cutting measures which include a company-wide wage reduction as well as a reduction in the number of accrued vacation hours that employees are allowed to carry beyond December 31, 2009, resulted in additional cost savings of $1.8 million. For 2008, the increase in absolute dollars compared to 2007 can primarily be attributed to the net impact of foreign currency exchange rates which had the effect of increasing our general and administrative expense by $2.4 million or 4%. We expect that general and administrative expenses in future periods will fluctuate in absolute dollars and as a percentage of revenue.

Interest Income. Interest income was $1.6 million, $6 million and $10 million for the years ended December 31, 2009, 2008 and 2007, respectively, a decrease of 73% in 2009 compared to 2008 following a decrease of 40% in 2008 compared to 2007. For 2009, the decrease is attributable to significant decreases in investment yields for high grade treasury, municipal and corporate bonds. For 2008, the decrease is attributable to a decrease in invested funds as well as to the rapid rate of decrease in interest rates during the second half of 2008. The primary source of interest income is from the investment of our cash and short-term investments.

Net Foreign Exchange Gain (Loss). Net foreign exchange gain (loss) was $734,000, $(3.7) million and $1.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in countries where our functional currency is not the U.S. dollar. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss)”. Our hedging strategy reduced our foreign exchange gains by $1.7 million in 2009, reduced our foreign exchange losses by $1.2 million in 2008 and reduced our foreign exchange gains by $1.1 million in 2007.

To protect against the change in the value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales and expenses over the next one to two years, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue and forecasted expenses denominated in foreign currencies with forward and option contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. For purchased option contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the option contracts designated as hedges, net of the premium paid. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” We purchase foreign currency forward and option contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, British pound sterling and Hungarian forint) and limit the duration of these contracts to 40 months or less. As a result, our hedging activities only partially address our risks from foreign currency transactions, and there can be no assurance that this strategy will be successful. We do not invest in contracts for speculative purposes. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a description of our forward and purchased option contracts and hedged positions).

Provision for Income Taxes.  Our provision for income taxes reflected an effective tax rate of 66%, 14% and 6% for the years ended December 31, 2009, 2008 and 2007, respectively. The increase in our effective tax rate in 2009 compared to 2008 was driven by changes in our valuation allowances, tax charges related to inter-company profits and an increase in equity compensation expense as a percentage of pre-tax book income. (See Note 9 – Income taxes of Notes to Consolidated Financial Statements for further discussion regarding changes in our effective tax rate and a reconciliation of income taxes at the U.S. federal statutory income tax rate of 35% to our effective tax rate).

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents, Short-term Investments and Long-term Investments.  The following table presents our working capital, cash and cash equivalents and marketable securities (in thousands):

	December 31, 2009	December 31, 2008	Increase/ (Decrease)

Working capital	$413,759	$398,292	$15,467
Cash and cash equivalents (1)	201,465	229,400	(27,935)
Short-term investments (1)	87,196	6,220	80,976
Long-term investments	—	10,500	(10,500)
Total cash, cash equivalents, short and long-term investments	$288,661	$246,120	$42,541

(1)         Included in working capital

Our working capital increased by $15 million during the year ended December 31, 2009 compared to December 31, 2008, due to cash provided by operations offset by repurchases of shares of our common stock, dividend payments and capital expenditures.

Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S.; however, the majority of our cash and investments that are located outside of the U.S. are denominated in the U.S. dollar. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. In some countries repatriation of certain foreign balances is restricted by local laws. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

Cash Provided and (Used) in 2009 and 2008.  Cash and cash equivalents decreased to $201 million at December 31, 2009 from $229 million at December 31, 2008. The following table summarizes the proceeds and (uses) of cash (in thousands):

	December 31,
	2009	2008
Cash provided by operating activities	$135,651	$121,818
Cash (used in)/provided by investing activities	(111,915)	18,756
Cash (used in) financing activities	(51,671)	(106,013)
Net (decrease)/increase in cash equivalents	(27,935)	34,561
Cash and cash equivalents at beginning of year	229,400	194,839
Cash and cash equivalents at end of year	$201,465	$229,400

Our operating activities provided $136 million and $122 million for the years ended December 31, 2009 and 2008, respectively, a 11% increase. For 2009, cash provided by operating activities was the result of $17 million of net income, $77 million in net non-cash operating expenses which consisted of depreciation and amortization, stock-based compensation, benefits from deferred income taxes, and by $41 million in net cash provided by changes in operating assets and liabilities, principally a $18 million decrease in accounts receivable, a $21 million decrease in inventories and a $13 million decrease in prepaid expenses and other assets, offset by a decrease of $10 million in accounts payable, taxes and other liabilities. In 2008, cash provided by operating activities was primarily the result of $84.8 million in net income and $51.3 million in net non-cash operating expenses which primarily consisted of depreciation and amortization, stock-based compensation, and benefits from deferred income taxes, offset in part by $14.3 million in net cash used by changes in operating assets and liabilities, principally a $24.6 million increase in inventory.

Accounts receivable decreased to $104 million at December 31, 2009 from $122 million at December 31, 2008, as a result of lower sales volumes during 2009. This decrease in revenue also caused our days sales outstanding to increase to 61 days at December 31, 2009, compared to 57 days at December 31, 2008. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may face issues gaining access to sufficient funding or credit.

Consolidated inventory balances decreased to $87 million at December 31, 2009 from $107 million at December 31, 2008. Inventory turns decreased to 1.8 per year at December 31, 2009 compared to 2.1 per year at December 31, 2008. The decrease in inventory during 2009 was driven by a reduction in our manufacturing activities in response to the decreased demand for our products. Our inventory levels will continue to be determined based upon our anticipated demand for products and our need to keep sufficient inventory on hand to meet our customers’ demands. We attempt to balance such considerations against the risk of obsolescence or potentially excess inventory levels. Rapid changes in industrial demand could have a significant impact on our inventory balances in future periods.

Investing activities used cash of $112 million during 2009, which was the result of the net purchase of  short-term investments of $74 million, the purchase of property and equipment of $21 million, capitalization of internally developed software of $13 million and the acquisition of other intangibles of $5 million. For 2008, investing activities provided cash of $19 million which was primarily the result of the net sale of $77 million of short-term investments, offset by the purchase of property and equipment of $26 million, a net cash payment of $17 million related to the acquisition of microLEX Systems ApS (see Note 15 - Acquisitions of Notes to Consolidated Financial Statements), capitalization of internally developed software of $10 million and the acquisition of other intangibles of $3 million.

Financing activities used $52 million during 2009, which was the result of $35 million used to repurchase our common stock and $37 million used to pay dividends to our shareholders, offset by $22 million received as a result of the issuance of our common stock from the exercise of stock options and sales of our common stock through our employee stock purchase plan. For 2008, financing activities used $106 million which was the result of $104 million used to repurchase our common stock and $35 million used to pay dividends to our shareholders, offset by $31 million received as a result of the issuance of our common stock from the exercise of stock options and our employee stock purchase plan.

From time to time our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. Under such programs, we repurchased a total of 1,443,441, 4,110,042 and 2,730,125 shares of our common stock at weighted average prices of $23.96, $25.22 and $29.20 per share, in the years ended December 31, 2009, 2008 and 2007, respectively.

On January 23, 2009, our Board of Directors approved a new share repurchase plan which increased the aggregate number of shares of common stock that we are authorized to repurchase from 591,324 to 3.0 million. At December 31, 2009, there were 1,688,327 shares remaining available for repurchase under this plan. This repurchase plan does not have an expiration date.

During 2009, we received reduced proceeds from the exercise of stock options compared to 2008. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control, and in the future we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, it is now our practice to issue restricted stock units and not stock options to eligible employees which will reduce the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to us.

Contractual Cash Obligations.  The following summarizes our contractual cash obligations as of December 31, 2009 (in thousands):

	Payments Due by Period
	Total	2010	2011	2012	2013	2014	Beyond

Long-term debt	$—	$—	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—	—	—
Operating leases	51,701	14,415	9,898	6,982	4,611	3,665	12,130

Total contractual cash obligations	$51,701	$14,415	$9,898	$6,982	$4,611	$3,665	$12,130

The following summarizes our other commercial commitments as of December 31, 2009 (in thousands):

	Total	2010	2011	2012	2013	2014	Beyond

Guarantees	$5,200	$5,200	$—	$—	$—	$—	$—
Purchase obligations	6,500	6,500	—	—	—	—	—

Total commercial commitments	$11,700	$11,700	$—	$—	$—	$—	$—

We have commitments under non-cancelable operating leases primarily for office facilities throughout the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. As of December 31, 2009, we have non-cancelable operating lease obligations of approximately $52 million compared to $50 million at December 31, 2008. Rent expense under operating leases was $12 million, $12 million and $10 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. As of December 31, 2009, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $6.5 million over the next twelve months. At December 31, 2008, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $8.4 million.

Guarantees are related to payments of customs and foreign grants. As of December 31, 2009, we have outstanding guarantees for payment of customs and foreign grants totaling approximately $5.2 million. As of December 31, 2008, we have outstanding guarantees for payment of customs and foreign grants totaling approximately $2.4 million.

Off-Balance Sheet Arrangements. We do not have any debt or off-balance sheet debt. As of December 31, 2009, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

•	the overall levels of sales of our products and gross profit margins;
•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;
•	repurchases of our common stock;
•	required levels of research and development and other operating costs;
•	litigation expenses, settlements and judgments;
•	the levels of inventory and accounts receivable that we maintain;
•	acquisitions of other businesses, assets, products or technologies;
•	capital improvements for new and existing facilities;
•	our relationships with suppliers and customers; and,
•	the level of exercises of stock options and stock purchases under our employee stock purchase plan.

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

In October 2009, the FASB updated FASB ASC 605, Revenue Recognition (FASB ASC 605) that amended the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third–party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments will change the application of the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.

In October 2009, the FASB updated FASB ASC 985, Software (FASB ASC 985) that changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Subtopic 985-605. In addition, the amendments require that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.

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

We derive revenue primarily from the sale/licensing of integrated hardware and software solutions. Independent sales of application software licenses include post contract support services. In addition, training services are sold separately. The products and services are generally sold under standardized licensing and sales arrangements with payment terms ranging from net 30 days in the U.S. to net 30 days and up to net 90 days in some international markets. Approximately 83% of our product/license sales include both hardware and software in the customer arrangement, with a small percentage of sales including other services. We offer rights of return and standard warranties for product defects related to our products. The rights of return are generally for a period of up to 30 days after the delivery date. The standard warranties cover periods ranging from 90 days to three years. We do not generally enter into contracts requiring product acceptance from the customer.

Revenue is recognized in accordance with the provisions of FASB ASC 985, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. We enter into certain arrangements where we are obligated to deliver multiple products and/or services (“multiple elements”). In these transactions, we allocate the total revenue among the elements based on vendor specific objective evidence (“VSOE”) of fair value as determined by the sales price of each element when sold separately.

When VSOE of fair value is available for the undelivered element of a multiple element arrangements, sales revenue is generally recognized on the date the product is shipped, using the residual method under FASB ASC 985, with a portion of revenue recorded as deferred (unearned) due to applicable undelivered elements. Undelivered elements for our multiple element arrangements with a customer are generally restricted to post contract support and training and education. The amount of revenue allocated to these undelivered elements is based on the VSOE of fair value for those undelivered elements. Deferred revenue due to undelivered elements is recognized ratably on a straight-line basis over the service period or when the service is completed. When VSOE of fair value is not available for the undelivered element of a multiple element arrangement, sales revenue is generally recognized ratably, on a straight-line basis over the service period of the undelivered element, generally 12 months or when the service is completed in accordance with the subscription method under FASB ASC 985. Deferred revenue at December 31, 2009 and 2008 was $57 million and $46 million, respectively.

The application of FASB ASC 985, requires judgment, including whether a software arrangement includes multiple elements, and if so, whether VSOE of fair value exists for those elements. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product’s estimated life cycle could materially impact the amount of our earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

•	Estimating allowances for sales returns

The preparation of financial statements requires that we make estimates and assumptions of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of our sales returns allowance. Significant judgments and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. A provision for estimated sales returns is made by reducing recorded revenue by the amount of the allowance. Accounts receivable is reported net of the allowance for sales returns. The allowance for sales returns was $1.9 million and $1.8 million at December 31, 2009 and 2008, respectively. Material differences may result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates or if actual results varied materially from our estimates.

•	Estimating allowances, specifically the allowance for doubtful accounts and the adjustment for excess and obsolete inventories

In addition to estimating an allowance for sales returns, we must also make estimates about the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. Our allowance for doubtful accounts was $2.7 million and $3.9 million at December 31, 2009 and 2008, respectively. We also write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based on assumptions of future demand and market conditions. Our allowance for excess and obsolete inventories was $4.4 million and $4.4 million at December 31, 2009 and 2008, respectively. Significant judgments and estimates must be made and used in connection with establishing these allowances. Material differences may result in the amount and timing of our bad debt and inventory obsolescence if we made different judgments or utilized different estimates or if actual results varied materially from our estimates.

•	Accounting for costs of computer software

We capitalize costs related to the development and acquisition of certain software products. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Technological feasibility for our products is established when the product is available for beta release. Judgment is required in determining when technological feasibility of a product is established. Amortization is computed on an individual product basis for those products available for market and has been recognized based on the product’s estimated economic life, generally three years. At each balance sheet date, the unamortized costs are reviewed by management and reduced to net realized value when necessary. As of December 31, 2009, unamortized capitalized software development costs were $18 million.

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

When it is determined that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate. As of December 31, 2009, we had net goodwill of approximately $65 million.

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

As a result of certain foreign investment incentives available under Hungarian law, the profit from our Hungarian operation was subject to a reduced income tax rate. This special tax status terminated on January 1, 2008, with the merger of our Hungarian manufacturing operations with its Hungarian parent company. The tax position of our Hungarian operation continued to benefit from assets created by the restructuring of our operations in Hungary. Realization of these assets was based on estimated future earnings in Hungary. Partial release of the valuation allowance on these assets resulted in income tax benefits of $18.3 million for the year ended December 31, 2007, and $8.7 million for the year ended December 31, 2008.

For the year 2009, we expected to recognize an additional tax benefit of $9.7 million related to these assets. Effective January 1, 2010, a new tax law in Hungary provides for an enhanced deduction for the qualified research and development expenses of NI Hungary Software and Hardware Manufacturing Kft. ("NI Hungary"). During the three months ended December 31, 2009, we obtained confirmation of the application of this new tax law for the qualified research and development expenses of NI Hungary. Based on the application of this new tax law to the qualified research and development expense of NI Hungary, we no longer expect to have sufficient future taxable income in Hungary to realize the benefits of these tax assets. As such, we recorded an income tax charge of $21.6 million during the three months ended December 31, 2009, $18.4 million of which was related to a valuation allowance on the previously recognized assets created by the restructuring and $3.2 million of which was related to tax benefits from other assets that we will no longer be able to realize as a result of this change. We do not expect to realize the tax benefit of the remaining assets created by the restructuring and therefore we have a full valuation allowance of $98.2 million against those assets at December 31, 2009.

For additional discussion about our income taxes including components of income before income taxes, our provision for income taxes charged to operations, components of our deferred tax assets and liabilities, a reconciliation of income taxes at the U.S. federal statutory rate of 35% to our effective tax rate and other tax matters, see Note 9 – Income taxes of Notes to Consolidated Financial Statements.

•	Loss contingencies

We accrue for probable losses from contingencies including legal defense costs, on an undiscounted basis, in accordance with FASB ASC 450, Contingencies (FASB ASC 450), when such costs are considered probable of being incurred and are reasonably estimable. We periodically evaluate available information, both internal and external, relative to such contingencies and adjust this accrual as necessary. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operation.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

Our international sales are subject to inherent risks, including fluctuations in local economies; fluctuations in foreign currencies relative to the U.S. dollar; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Net of hedging results, the change in exchange rates had the effect of decreasing our consolidated sales by $29 million or 4% for the year ended December 31, 2009, compared to 2008. If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing our operating expenses by $12 million or 2% for the year ended December 31, 2009, compared to 2008. Currently, we are experiencing significant volatility in foreign currency exchange rates in many of the markets in which we do business. This has had a significant impact on the revaluation of our foreign currency denominated firm commitments and on our ability to forecast our U.S. dollar equivalent revenues and expenses. In the past, these dynamics have also adversely affected our revenue growth in international markets and will likely pose similar challenges in the future. Our foreign currency hedging program includes both foreign currency forward and purchased option contracts to reduce the effect of exchange rate fluctuations. However, our hedging program will not eliminate all of our foreign exchange risks, particularly when market conditions experience the recent level of volatility. (See “Net Foreign Exchange Gain (Loss)” and Note 4 – Derivative instruments and hedging activities of Notes to Consolidated Financial Statements).

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

Cash, Cash Equivalents and Short-Term Investments

At December 31, 2009, we had $289 million in cash, cash equivalents and short-term investments. We maintain cash and cash equivalents with various financial institutions located in many countries throughout the world. Approximately $114 million or 39% of these amounts were held in domestic accounts with various financial institutions and $175 million or 61% was held in accounts outside of the U.S. with various financial institutions. At December 31, 2009, $85 million or 42% of our cash and cash equivalents was held in cash in various operating accounts throughout the world, and $116 million or 58% was held in money market accounts. The most significant of our operating accounts was our domestic operating account which held approximately $22 million or 11% of our total cash and cash equivalents at a bank that carried a A1 rating at December 31, 2009. Our short-term investment balance is comprised of $35 million held in our investment accounts in the U.S. and $52 million held in investment accounts of our foreign subsidiaries.

Short-term debt securities available-for-sale included auction rate securities backed by education loan revenue bonds. One of our auction rate securities is from the Vermont Student Assistance Corporation and has a par value of $2.2 million. The other of our auction rate securities is from the New Hampshire Health and Education Facilities Authority and has a par value of $6.4 million. At December 31, 2009, we reported these auction rate securities at their estimated fair market value of $8.2 million as a component of short-term debt securities available for sale. We are also a party to a UBS Auction Rate Securities Rights (the “Rights”) agreement. The Rights agreement is a nontransferable right to sell our auction rate securities, at par value, back to UBS at any time during the period June 30, 2010, through July 2, 2012. At December 31, 2009, we reported the Rights agreement at its estimated fair market value of $423,000 as a component of short-term debt securities available for sale. See Note 3 – Fair value measurements in Notes to Consolidated Financial Statements for further discussion of our auction rate securities and our Rights agreement.

Due to the fact that our Rights agreement has an initial exercise date that is less than one year from now, we are now reporting our auction rate securities and the corresponding Rights agreement as short-term. We continue to have the ability to hold our auction rate securities to their ultimate maturities which are in excess of one year and we have not made a determination as to whether we will exercise our option under the Rights agreement or if we do choose to exercise our option, at what point during the period June 30, 2010 through July 2, 2012, we would exercise our option. We have recorded the unrealized loss related to the auction rate securities and the unrealized gain related to the Rights agreement as a component of other income (expense), in our Consolidated Statements of Income.

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

The goal of our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the full investment of available funds. We place our cash investments in instruments that meet credit quality standards, as specified in our corporate investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. Other than our auction rate securities discussed above, at December 31, 2009, our cash equivalents and short-term investments carried ratings from the major credit rating agencies that were in accordance with our corporate investment policy. Our investment policy allows investments in the following; government and federal agency obligations, repurchase agreements (“Repos”), certificates of deposit and time deposits, corporate obligations, medium term notes and deposit notes, commercial paper including asset-backed commercial paper (“ABCP”), puttable bonds, general obligation and revenue bonds, money market funds, taxable commercial paper, corporate notes/bonds, municipal notes, municipal obligations, variable rate demand notes and tax exempt commercial paper. All such instruments must carry minimum ratings of A1/P1/F1, MIG1/VMIG1/SP1 and A2/A/A, as applicable, all of which are considered “investment grade”. Our investment policy for marketable securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months with at least 10% maturing in 90 days or less.

We account for our investments in debt and equity instruments under FASB ASC 320. Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of shareholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments in debt securities at December 31, 2009 and December 31, 2008 was $87 million and $6 million, respectively. The increase was due to the net purchase of $74 million of short-term investments and the transfer of $8.6 related to our auction rate securities and our rights agreement from long-term investments to short-term investments during the year ended December 31, 2009. The net purchase of $74 million of short term investments was done to diversify our holdings from money market accounts to debt securities and to take advantage of higher yields associated with longer maturity debt securities. We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income.

Long-Term Investments

At December 31, 2008, our long-term investments consisted primarily of Aaa/A/AAA rated investments in auction rate securities that we originally purchased for $8.6 million. These auction rate securities consist of education loan revenue bonds. Auction rate securities are variable rate debt instruments whose interest rates are typically reset approximately every 7 to 35 days. At December 31, 2008, we classified these investments as long-term due to the fact that the underlying securities have contractual maturities that are greater than one year. These contractual maturities are also in excess of the guidelines provided for in our corporate investment policy. The auction rate securities are classified as available-for-sale. At December 31, 2008, we reported these long-term investments at their estimated fair market value of $7.0 million. In November 2008, we accepted the Rights agreement offered by UBS as a liquidity alternative to the failed auction process. The Rights agreement is a nontransferable right to sell our auction rate securities, at par value, back to UBS at any time during the period June 30, 2010, through July 2, 2012. At December 31, 2008, we reported the Rights agreement at its estimated fair market value of $1.6 million. At December 31, 2008 he estimated fair market value of both the auction rate securities and the Rights agreement was determined using significant unobservable inputs (Level 3) as prescribed by FASB ASC 820. These auction rate securities and the Rights agreement are now reported as a component of short-term investments as discussed above.

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

In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment of low or declining rates will likely negatively impact our investment income.

In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of December 31, 2009, a 100 basis point increase or decrease in interest rates across all maturities would result in a $614,000 increase or decrease in the fair market value of the portfolio. As of December 31, 2008, a similar 100 basis point shift in the yield curve would have resulted in a $50,000 increase or decrease in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is a other than temporary impairment.

Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of December 31, 2009 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

Economic conditions in 2008 and 2009 had negative effects on the financial markets.  In response to these conditions, we shifted a larger percentage of our portfolio to money market funds, U.S. Treasuries and time deposits toward the end of 2008. This had a negative impact on our investment income in 2009. As we noted some stabilization in the financial markets throughout 2009, we made net purchases of $74 million of short-term investments, primarily to diversify our holdings from money market accounts to debt securities and to take advantage of higher yields associated with longer maturity debt securities. However, yields, even at longer maturities, remained at or near historic lows throughout 2009. We cannot predict when interest rates and investment yields will rise. If yields continue to stay at these low levels, our investment income will continue to be negatively impacted.

Exchange Rate Risk

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. The principal currencies hedged are the Euro, British pound, Japanese yen and Hungarian forint. We monitor our foreign exchange exposures regularly to help ensure the overall effectiveness of our foreign currency hedge positions. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at December 31, 2009 and December 31, 2008, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $22 million and $31 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-31 hereof.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the year ended December 31, 2009.

ITEM 9A.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer, Dr. James Truchard, and our Chief Financial Officer, Alex Davern, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), required by paragraph (b) of Rule 13a – 15 or Rule 15d – 15, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level, to ensure the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated there under, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our assessment of the effectiveness of our internal controls over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute assurance that the control system’s objectives will be met. We continue to enhance our internal control over financial reporting in key functional areas with the goal of monitoring our operations at the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required under Auditing Standard No. 5 issued by the Public Company Accounting Oversight Board. We discuss and disclose these matters to the audit committee of our board of directors and to our auditors.

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

Management assessed our internal control over financial reporting as of December 31, 2009, which was the end of our fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2009, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

1.      Financial Statements.

2.      Financial Statement Schedules.

None

3.      Exhibits.

Exhibit Number	Description

3.1(2)	Certificate of Incorporation, as amended, of the Company.

3.2(11)	Amended and Restated Bylaws of the Company.

3.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.

4.1(1)	Specimen of Common Stock certificate of the Company.

4.2(3)	Rights Agreement dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A.

10.1(1)	Form of Indemnification Agreement.

10.2(5)	1994 Incentive Plan, as amended.*

10.3(9)	1994 Employee Stock Purchase Plan.*

10.5(7)	2005 Incentive Plan.*

10.6(8)	National Instruments Corporation Annual Incentive Program.*

10.7(6)	National Instruments Corporation Annual Incentive Program, as amended.*

10.8(10)	Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*

10.9(10)	Form of Restricted Stock Unit Award Agreement (Performance Vesting).*

10.10(10)	Form of Restricted Stock Unit Award Agreement (Current Employee).*

10.11(10)	Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.0	Power of Attorney (included on page 41).

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. 33-88386) declared effective March 13, 1995.

(2)	Incorporated by reference to the same-numbered exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(3)	Incorporated by reference to exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on January 28, 2004.

(4)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 8-K on April 27, 2004.

(5)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 10-Q on August 5, 2004.

(6)	Incorporated by reference to exhibit 99.2 filed with the Company's Current Report on Form 8-K filed on October 28, 2008.

(7)	Incorporated by reference to exhibit A of the Company's Proxy Statement dated and filed on April 4, 2005.

(8)	Incorporated by reference to exhibit 99.2 filed with the Company's Current Report on Form 8-K filed on October 22, 2008.

(9)	Incorporated by reference to exhibit 10.3 filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(10)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 10-Q on August 2, 2006.

(11)	Incorporated by reference to the same-numbered exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*	Management Contract or Compensatory Plan or Arrangement.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

NATIONAL INSTRUMENTS CORPORATION

February 17, 2010	By:	/s/ Dr. James J. Truchard
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

Signature	Capacity in Which Signed	Date

/s/ Dr. James J. Truchard	Chairman of the Board and President (Principal Executive Officer)	February 17, 2010
Dr. James J. Truchard

/s/ Alex M. Davern	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 17, 2010
Alex M. Davern

/s/ Jeffrey L. Kodosky	Director	February 17, 2010
Jeffrey L. Kodosky

/s/ Dr. Donald M. Carlton	Director	February 17, 2010
Dr. Donald M. Carlton

/s/ Charles J. Roesslein	Director	February 17, 2010
Charles J. Roesslein

/s/ Duy-Loan T. Le	Director	February 17, 2010
Duy-Loan T. Le

/s/ John Medica	Director	February 17, 2010
John Medica

NATIONAL INSTRUMENTS CORPORATION

All schedules are omitted because they are not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of National Instruments Corporation:

We have audited the accompanying consolidated balance sheets of National Instruments Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Instruments Corporation at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Instruments Corporation internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
February 17, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of National Instruments Corporation:

We have audited National Instruments Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Instruments Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, National Instruments Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Instruments Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 17, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
February 17, 2010

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2009	2008
Assets

Current assets:
Cash and cash equivalents	$201,465	$229,400
Short-term investments	87,196	6,220
Accounts receivable, net	103,957	121,548
Inventories, net	86,515	107,358
Prepaid expenses and other current assets	36,523	43,062
Deferred income taxes, net	16,522	21,435
Total current assets	532,178	529,023
Long-term investments	—	10,500
Property and equipment, net	153,265	154,477
Goodwill, net	64,779	64,561
Intangible assets, net	43,390	41,915
Other long-term assets	19,417	32,115
Total assets	$813,029	$832,591

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$23,502	$30,876
Accrued compensation	14,934	22,012
Deferred revenue	57,242	45,514
Accrued expenses and other liabilities	8,560	18,848
Other taxes payable	14,181	13,481
Total current liabilities	118,419	130,731
Deferred income taxes	25,012	25,157
Liability for uncertain tax positions	11,062	9,364
Other long-term liabilities	4,116	2,901
Total liabilities	158,609	168,153
Commitments and contingencies
Stockholders’ equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 180,000,000 shares authorized; 77,367,874 and 77,193,063 shares issued and outstanding, respectively	774	772
Additional paid-in capital	336,446	300,352
Retained earnings	303,655	352,831
Accumulated other comprehensive income	13,545	10,483
Total stockholders’ equity	654,420	664,438
Total liabilities and stockholders’ equity	$813,029	$832,591

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Years Ended December 31,
	2009	2008	2007
Net sales:
Product	$623,736	$765,441	$701,589
Software maintenance	52,858	55,096	38,789
Total net sales	676,594	820,537	740,378
Cost of sales:
Product	164,700	201,064	180,556
Software maintenance	5,184	6,045	4,711
Total cost of sales	169,884	207,109	185,267

Gross profit	506,710	613,428	555,111

Operating expenses:
Sales and marketing	269,267	307,409	264,060
Research and development	132,974	143,140	126,515
General and administrative	57,938	67,162	62,445
Total operating expenses	460,179	517,711	453,020

Operating income	46,531	95,717	102,091

Other income (expense):
Interest income	1,629	5,996	9,822
Net foreign exchange gain (loss)	734	(3,737)	1,672
Other income (expense), net	1,351	161	(158)
Income before income taxes	50,245	98,137	113,427
Provision for income taxes	33,160	13,310	6,394

Net income	$17,085	$84,827	$107,033

Basic earnings per share	$0.22	$1.08	$1.35

Weighted average shares outstanding - basic	77,520	78,567	79,468

Diluted earnings per share	$0.22	$1.07	$1.32

Weighted average shares outstanding – diluted	78,026	79,515	81,043

Dividends declared per share	$0.48	$0.44	$0.34

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2009	2008	2007
Cash flow from operating activities:
Net income	$17,085	$84,827	$107,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,365	37,103	36,605
Stock-based compensation	20,299	19,854	17,754
Tax expense/(benefit from) deferred income taxes	17,196	(4,475)	(16,954)
Tax expense/(benefit from) stock option plans	1,450	(1,213)	(2,964)
Changes in operating assets and liabilities:
Accounts receivable	17,591	12,159	(14,047)
Inventories	20,843	(24,578)	(5,537)
Prepaid expenses and other assets	12,740	(10,340)	(12,330)
Accounts payable	(7,374)	(5,648)	4,186
Deferred revenue	11,728	9,423	13,883
Taxes and other liabilities	(14,272)	4,706	19,743
Net cash provided by operating activities	135,651	121,818	147,372
Cash flow from investing activities:
Acquisitions, net of cash received	—	(17,310)	—
Capital expenditures	(20,847)	(25,771)	(24,864)
Capitalization of internally developed software	(12,583)	(9,487)	(8,263)
Additions to other intangibles	(4,602)	(3,010)	(6,447)
Purchases of short-term investments	(93,087)	(9,061)	(87,586)
Sales and maturities of short-term investments	19,204	86,179	143,938
Purchases of foreign currency option contracts	—	(2,784)	(2,242)
Net cash provided by (used in) investing activities	(111,915)	18,756	14,536
Cash flow from financing activities:
Proceeds from issuance of common stock	21,672	31,150	36,460
Repurchase of common stock	(34,585)	(103,641)	(79,728)
Dividends paid	(37,308)	(34,735)	(27,052)
Tax (expense)/benefit from stock option plans	(1,450)	1,213	2,964
Net cash (used in) financing activities	(51,671)	(106,013)	(67,356)
Net change in cash and cash equivalents	(27,935)	34,561	94,552
Cash and cash equivalents at beginning of period	229,400	194,839	100,287
Cash and cash equivalents at end of period	$201,465	$229,400	$194,839
Cash paid for interest and income taxes:
Interest	$23	$116	$159
Income taxes	$14,608	$17,214	$21,147

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balance at December 31, 2006	79,883,837	$799	$207,808	$—	$385,480	$2,499	$596,586
Net income					107,033		107,033
Foreign currency translation adjustment (net of $286 tax expense)						4,483	4,483
Unrealized gain on securities available-for-sale (net of $13 tax expense)						200	200
Unrealized loss on derivative instruments (net of $7 tax benefit)						(117)	(117)
Total comprehensive income							111,599

Issuance of common stock under employee plans, including tax benefits	2,251,657	22	36,438				36,460
Stock-based compensation			17,754				17,754
Repurchase and retirement of common stock	(2,730,135)	(27)	(7,102)		(72,599)		(79,728)
Dividends paid					(27,052)		(27,052)
Disqualified dispositions			5,467				5,467
Balance at December 31, 2007	79,405,359	$794	$260,365	$—	$392,862	$7,065	$661,086
Net income					84,827		84,827
Foreign currency translation adjustment (net of $681 tax benefit)						(4,188)	(4,188)
Unrealized loss on securities available-for-sale (net of $82 tax benefit)						(502)	(502)
Unrealized gain on derivative instruments (net of $1,320 tax expense)						8,108	8,108
Total comprehensive income							88,245

Issuance of common stock under employee plans, including tax benefits	1,897,746	19	31,131				31,150
Stock-based compensation			19,854				19,854
Repurchase and retirement of common stock	(4,110,042)	(41)	(13,477)		(90,123)		(103,641)
Dividends paid					(34,735)		(34,735)
Disqualified dispositions			2,479				2,479
Balance at December 31, 2008	77,193,063	$772	$300,352	$—	$352,831	$10,483	$664,438
Net income					17,085		17,085
Foreign currency translation adjustment (net of $1,799 tax expense)						927	927
Unrealized gain on securities available-for-sale (net of $1,093 tax expense)						563	563
Unrealized gain on derivative instruments (net of $3,053 tax expense)						1,572	1,572
Total comprehensive income							20,147

Issuance of common stock under employee plans, including tax benefits	1,618,252	16	21,656				21,672
Stock-based compensation			20,574				20,574
Repurchase and retirement of common stock	(1,443,441)	(14)	(5,618)		(28,953)		(34,585)
Dividends paid					(37,308)		(37,308)
Disqualified dispositions			(518)				(518)
Balance at December 31, 2009	77,367,874	$774	$336,446	$—	$303,655	$13,545	$654,420

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

We have historically recorded the excess of the purchase price over the par or stated value of retired shares of our common stock as a reduction of additional paid-in capital. We completed our review of this accounting policy under FASB ASC 505, Equity (FASB ASC 505). Based on this review, we have reclassified a portion of the excess of the purchase price over the par or stated value of retired shares of our common stock from a reduction of additional paid-in capital to a reduction of retained earnings. This reclassification did not have any impact on previously reported statements of income, earning per share amounts, statements of cash flows or total stockholders’ equity. Certain prior year amounts from our Consolidated Statements of Stockholders’ Equity have been reclassified to conform to the 2009 presentation as shown in the following table:

	APIC	RE
2006 Beginning Balance
12/31/06 balance as previously reported	$109,851	$483,437
Cumulative reclassification of share repurchase	97,957	(97,957)
12/31/06 balance as reported in current Form 10-K	$207,808	$385,480
2007 Activity
Repurchase and retirement of common stock as previously reported	$(79,701)	$—
Reclassification of 2007 activity	72,599	(72,599)
Repurchase and retirement of common stock as reported in current Form 10-K	$(7,102)	$(72,599)
2007 Ending Balance
12/31/07 balance as previously reported	$89,809	$563,418
Cumulative reclassification of share repurchase	170,556	(170,556)
12/31/07 balance as reported in current Form 10-K	$260,365	$392,862
2008 Activity
Repurchase and retirement of common stock as previously reported	$(103,600)	$—
Reclassification of 2008 activity	90,123	(90,123)
Repurchase and retirement of common stock as reported in current Form 10-K	$(13,477)	$(90,123)
2008 Ending Balance
12/31/08 balance as previously reported	$39,673	$613,510
Cumulative reclassification of share repurchase	260,679	(260,679)
12/31/08 balance as reported in current Form 10-K	$300,352	$352,831

Going forward, we will account for the retired shares of our common stock by recording the excess of the purchase price over par value as a reduction of retained earnings, to the extent that the excess of the purchase price over par value exceeds the original proceeds received from the issuance of the same shares of our common stock, as prescribed by FASB ASC 505.

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

Short-Term Investments

We maintain an investment portfolio of various types of security holdings and maturities. Pursuant to FASB ASC 820, cash equivalents and short-term investments available-for-sale are valued using the market approach (Level 1) based on unadjusted quoted prices in active markets for identical assets at the measurement date. Our short-term investments also include auction rate securities that we originally purchased for $8.6 million. These auction rate securities consist of education loan revenue bonds. Auction rate securities are variable rate debt instruments whose interest rates are typically reset approximately every 7 to 35 days. In November 2008, we accepted the UBS Auction Rate Securities Rights (“the Rights”) agreement offered by UBS as a liquidity alternative to the failed auction process. The Rights agreement is a nontransferable right to sell our auction rate securities, at par value, back to UBS at any time during the period June 30, 2010, through July 2, 2012. The estimated fair market value of both the auction rate securities and the Rights agreement was determined using significant unobservable inputs (Level 3) as prescribed by FASB ASC 820.

We account for our investments in debt and equity instruments under FASB ASC 320. Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments in debt securities at December 31, 2009 and December 31, 2008 was $87 million and $6 million, respectively. The increase was due to the net purchase of $74 million of short-term investments and the transfer of $8.6 related to our auction rate securities and our rights agreement from long-term investments to short-term investments during the year ended December 31, 2009. The net purchase of $74 million of short term investments was done to diversify our holdings from money market accounts to debt securities and to take advantage of higher yields associated with longer maturity debt securities. We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income.

Accounts Receivable, net

Accounts receivable are recorded net of allowance for sales returns of $1.9 million and $1.8 million at December 31, 2009 and 2008, respectively, and net of allowances for doubtful accounts of $2.7 million and $3.9 million at December 31, 2009 and 2008, respectively. A provision for estimated sales returns is made by reducing recorded revenue based on historical experience. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of our sales returns allowance. Our allowance for doubtful accounts is based on historical experience. We analyze historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts.

Year	Description	Balance at Beginning of Period	Provisions	Write-Offs	Balance at End of Period
2007	Allowance for doubtful accounts and sales returns	$4,360	$1,940	$698	$5,602
2008	Allowance for doubtful accounts and sales returns	5,602	447	367	5,682
2009	Allowance for doubtful accounts and sales returns	5,682	337	1,400	4,619

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

Inventory is shown net of adjustment for excess and obsolete inventories of $4.4 million and $4.4 million at December 31, 2009 and 2008, respectively.

Long-Term Investments

At December 31, 2008, our long-term investments primarily consisted of auction rate securities that we originally purchased for $8.6 million as well as our Rights agreement with UBS. At December 31, 2008, we classified these investments as long-term due to the fact that the market for these securities was inactive, the underlying securities generally had contractual maturities that were in excess of the guidelines provided for in our investment policy, the fact that we had the ability to hold the debt instruments to their ultimate maturity and the fact that we had not made a determination as to whether we would exercise our rights under the Rights agreement. The auction rate securities were classified as available-for-sale. At December 31, 2008, we reported our auction rate securities at their estimated fair market value of $7.0 million and our Rights agreement at its estimated fair market value of $1.6 million. The estimated fair market value of both the auction rate securities and the Rights agreement was determined using significant unobservable inputs (Level 3) as prescribed by FASB ASC 820. These auction rate securities and the Rights agreement are now reported as a component of short-term investments as discussed above.

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

Intangible assets

We capitalize costs related to the development and acquisition of certain software products. In accordance with FASB ASC 985, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Technological feasibility for our products is established when the product is available for beta release. Amortization is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Patents are amortized using the straight-line method over their estimated period of benefit, generally ten to seventeen years. At each balance sheet date, the unamortized costs for all intangible assets are reviewed by management and reduced to net realizable value when necessary.

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

Concentrations of credit risk

We maintain cash and cash equivalents with various financial institutions located in many countries throughout the world. At December 31, 2009, $85 million or 42% of our cash and cash equivalents was held in cash in various operating accounts with financial institutions throughout the world and $116 million or 58% was held in money market accounts. The most significant of our operating accounts was our domestic operating account which held approximately $22 million or 11% of our total cash and cash equivalents at a bank that carried an A1 rating at December 31, 2009. From a geographic standpoint, approximately $78 million or 39% was held in various domestic accounts with financial institutions and $123 million or 61% was held in various accounts outside of the U. S. with financial institutions. At December 31, 2009, our short-term investments consist of $35 million or 40% of foreign government bonds, $21 million or 24% of U.S. treasuries and agencies, $12 million or 14% of municipal bonds, $9 million or 10% of auction rate securities and our auction rate securities put option, $8 million or 9% of corporate bonds and $3 million or 3% in time deposits.

The goal of our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the full investment of available funds. We place our cash investments in instruments that meet credit quality standards, as specified in our corporate investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. With the exception of our auction rate security from the Vermont Student Assistance Corporation, at December 31, 2009, our cash equivalents and short-term investments carried ratings from the major credit rating agencies that were in accordance with our corporate investment policy. Our investment policy allows investments in the following; government and federal agency obligations, repurchase agreements (“Repos”), certificates of deposit and time deposits, corporate obligations, medium term notes and deposit notes, commercial paper including asset-backed commercial paper (“ABCP”), puttable bonds, general obligation and revenue bonds, money market funds, taxable commercial paper, corporate notes/bonds, municipal notes, municipal obligations, variable rate demand notes and tax exempt commercial paper. All such instruments must carry minimum ratings of A1/P1/F1, MIG1/VMIG1/SP1 and A2/A/A, as applicable, all of which are considered “investment grade”. Our investment policy for marketable securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months with at least 10% maturing in 90 days or less. We actively monitor our investment portfolio to ensure compliance with our investment objective to preserve capital, meet liquidity requirements and maximize return on our investments. We do not require collateral or enter into master netting arrangements to mitigate our credit risk. (See Note 2 – Cash, cash equivalents, short-term and long-term investments in Notes to Consolidated Financial Statements for further discussion and analysis of our investments.).

At December 31, 2009, we held foreign currency forward and option contracts with an aggregate notional amount of $148.4 million with various counterparties and with varying maturity dates. Our counterparties in our foreign currency forward and option contracts are major financial institutions. We do not anticipate nonperformance by these counterparties. (See Note 4 – Derivative instruments and hedging activities in Notes to Consolidated Financial Statements).

Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across many countries and industries. The amount of sales to any individual customer did not exceed 3% of revenue for the periods presented. The largest trade account receivable from any individual customer at December 31, 2009 was approximately $1.9 million.

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

Revenue recognition

We derive revenue primarily from the sale/licensing of integrated hardware and software solutions. Independent sales of application software licenses include post contract support services. In addition, training services are sold separately. The products and services are generally sold under standardized licensing and sales arrangements with payment terms ranging from net 30 days in the United States to net 30 days and up to net 90 days in some international markets. Approximately 83% of our product/license sales include both hardware and software in the customer arrangement, with a small percentage of sales including other services. We offer rights of return and standard warranties for product defects related to our products. The rights of return are generally for a period of up to 30 days after the delivery date. The standard warranties cover periods ranging from 90 days to three years. We do not generally enter into contracts requiring product acceptance from the customer.

Revenue is recognized in accordance with the provisions of FASB ASC 985, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. We enter into certain arrangements where we are obligated to deliver multiple products and/or services (“multiple elements”). In these transactions, we allocate the total revenue among the elements based on vendor specific objective evidence (“VSOE”) of fair value as determined by the sales price of each element when sold separately.

When VSOE of fair value is available for the undelivered element of a multiple element arrangements, sales revenue is generally recognized on the date the product is shipped, using the residual method under FASB ASC 985, with a portion of revenue recorded as deferred (unearned) due to applicable undelivered elements. Undelivered elements for our multiple element arrangements with a customer are generally restricted to post contract support and training and education. The amount of revenue allocated to these undelivered elements is based on the VSOE of fair value for those undelivered elements. Deferred revenue due to undelivered elements is recognized ratably on a straight-line basis over the service period or when the service is completed. When VSOE of fair value is not available for the undelivered element of a multiple element arrangement, sales revenue is generally recognized ratably, on a straight-line basis over the service period of the undelivered element, generally 12 months or when the service is completed in accordance with the subscription method under FASB ASC 985. Deferred revenue at December 31, 2009 and 2008 was $57 million and $46 million, respectively.

The application of FASB ASC 985 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether VSOE of fair value exists for those elements. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product’s estimated life cycle could materially impact the amount of our earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

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

Shipping and handling costs

Our shipping and handling costs charged to customers are included in net sales, and the associated expense is recorded in cost of sales for all periods presented.

Warranty reserve

We offer a one-year limited warranty on most hardware products, with a two or three-year warranty on a subset of our hardware products, which is included in the sales price of many of our products. Provision is made for estimated future warranty costs at the time of the sale pursuant to FASB ASC 450, Contingencies (FASB ASC 450), for the estimated costs that may be incurred under the basic limited warranty. Our estimate is based on historical experience and product sales during this period.

The warranty reserve for the years ended December 31, 2009 and 2008, respectively, was as follows (in thousands):

	2009	2008
Balance at the beginning of the period	$952	$750
Accruals for warranties issued during the period	1,991	1,836
Settlements made (in cash or in kind) during the period	(2,022)	(1,634)
Balance at the end of the period	$921	$952

Loss contingencies

We accrue for probable losses from contingencies including legal defense costs, on an undiscounted basis, in accordance with FASB ASC 450, Contingencies (FASB ASC 450), when such costs are considered probable of being incurred and are reasonably estimable. We periodically evaluate available information, both internal and external, relative to such contingencies and adjust this accrual as necessary.

Advertising expense

We expense costs of advertising as incurred. Advertising expense for the years ended December 31, 2009, 2008 and 2007 was $13.6 million, $19.3 million and $20.0 million, respectively.

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

On the date the derivative contract is entered into, we designate the derivative as a hedge of the variability of foreign currency cash flows to be received or paid (“cash flow” hedge) or as a hedge of our foreign denominated net receivable positions (“other derivatives”). Changes in the fair value of derivatives that are designated and qualify as cash flow hedges under FASB ASC 815, Derivatives and Hedging (FASB ASC 815) and that are deemed to be highly effective are recorded in other comprehensive income. These amounts are subsequently reclassified into earnings in the period during which the hedged transaction is realized. The gain or loss on the other derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange gain (loss)”. We do not enter into derivative contracts for speculative purposes.

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

Income taxes

We account for income taxes under the asset and liability method as set forth in FASB ASC 740, Income Taxes (FASB ASC 740). Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the years ended December 31, 2009, 2008 and 2007, respectively, are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Weighted average shares outstanding-basic	77,520	78,567	79,468
Plus: Common share equivalents
Stock options, restricted stock units	506	948	1,575
Weighted average shares outstanding-diluted	78,026	79,515	81,043

Stock options to acquire 2,711,976, 2,402,934 and 2,304,078 shares for the years ended December 31, 2009, 2008 and 2007, respectively, were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

Stock-based compensation

Effective January 1, 2006, we adopted FASB ASC 718, Compensation – Stock Compensation (FASB ASC 718), using the modified-prospective-transition method. Under this method, prior periods are not restated. Under this transition method, stock compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB ASC 718, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718.

Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation and unrealized gains and losses on forward and option contracts and securities available-for-sale. Comprehensive income for 2009, 2008 and 2007 was $20.1 million, $88.2 million and $111.6 million, respectively.

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

In October 2009, the FASB updated FASB ASC 605, Revenue Recognition (FASB ASC 605) that amended the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third–party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments will change the application of the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.

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

Note 2 – Cash, cash equivalents, short-term and long-term investments

Cash, cash equivalents, short-term and long-term investments consist of the following (in thousands):

	As of December 31, 2009	As of December 31, 2008

Cash and cash equivalents:
Cash	$85,612	$100,967
Cash equivalents:
Time deposits	—	73,400
Money market accounts	115,853	55,033
Total cash and cash equivalents	$201,465	$229,400
Short-term investments:
Municipal bonds	$12,549	$6,220
Corporate bonds	7,587	—
U.S. treasuries and agencies	21,033	—
Foreign government bonds	34,674	—
Time deposits	2,753	—
Auction rate securities	8,177	—
Auction rate securities put option	423	—
Total short-term investments	87,196	6,220
Long-term investments:
Auction rate securities	—	6,964
Auction rate securities put option	—	1,636
Other long-term investments	—	1,900
Total investments	$87,196	$16,720
Total cash, cash equivalents and investments	$288,661	$246,120

The following table summarizes unrealized gains and losses related to our investments designated as available-for-sale (in thousands):

	As of December 31, 2009
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Cumulative Translation Adjustment	Fair Value
Municipal bonds	$12,491	$58	$—	$—	$12,549
Corporate bonds	7,478	110	(1)	—	7,587
U.S. treasuries and agencies	21,080	—	(47)	—	21,033
Foreign government bonds	36,105	76	—	(1,507)	34,674
Time deposits	2,753	—	—	—	2,753
Auction rate securities	8,600	—	(423)	—	8,177
Auction rate securities put option	—	423	—	—	423
Total investments	$88,507	$667	$(471)	$(1,507)	$87,196

	As of December 31, 2008
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal securities	$6,199	$28	$(7)	$6,220
Auction rate securities	8,600	—	(1,636)	6,964
Auction rate securities put option	—	1,636	—	1,636
Other long-term investments	1,900	—	—	1,900
Total investments	$16,699	$1,664	$(1,643)	$16,720

The following table summarizes the contractual maturities of our investments designated as available-for-sale (in thousands):

	As of December 31, 2009
	Adjusted Cost	Fair Value
Due in less than 1 year	$44,029	$43,267
Due in 1 to 5 years	44,478	43,929
Total investments	$88,507	$87,196

	As of December 31, 2009
Due in less than 1 year	Adjusted Cost	Fair Value
Municipal bonds	$4,103	$4,110
Corporate bonds	5,384	5,473
U.S. treasuries and agencies	5,065	5,057
Foreign government bonds	18,124	17,274
Time deposits	2,753	2,753
Auction rate securities	8,600	8,177
Auction rate securities put option	—	423
Total investments	$44,029	$43,267

	As of December 31, 2009
Due in 1 to 5 years	Adjusted Cost	Fair Value
Municipal bonds	$8,388	$8,439
Corporate bonds	2,094	2,114
U.S. treasuries and agencies	16,015	15,976
Foreign government bonds	17,981	17,400
Time deposits	—	—
Auction rate securities	—	—
Auction rate securities put option	—	—
Total investments	$44,478	$43,929

Note 3 – Fair value measurements

FASB ASC 820, clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. Effective January 1, 2009, we adopted FASB ASC 820 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. The adoption of FASB ASC 820 did not have a material impact on our fair value measurements as we did not have any items that were measured at fair value on a nonrecurring basis for the year ended December 31, 2009. In April 2009, FASB ASC 820 was updated to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The update also includes guidance on identifying circumstances that indicate a transaction is not orderly. We adopted the update on April 1, 2009 and it did not have a material impact on our fair value measurements.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money Market Funds	$115,853	$115,853	$—	$—
Short-term investments available-for-sale	87,196	78,596	—	8,600
Derivatives	11,016	—	11,016	—
Total Assets	$214,065	$194,449	$11,016	$8,600

Liabilities
Derivatives	$(318)	$—	$(318)	$—
Total Liabilities	$(318)	$—	$(318)	$—

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Short-term investments available-for-sale
Beginning Balance, January 1, 2008	$8,600
Total gains (realized/unrealized)
Included in earnings	423
Included in other comprehensive income	—
Total losses (realized/unrealized)
Included in earnings	(423)
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfer in and/or out of Level 3	—
Ending Balance, December 31, 2009	$8,600

The amount of total gains or (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

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

Short-term debt securities available-for-sale included in Level 3 are reported at their fair market value and consist of auction rate securities backed by education loan revenue bonds. One of our auction rate securities is from the Vermont Student Assistance Corporation and has a par value of $2.2 million. The other of our auction rate securities is from the New Hampshire Health and Education Facilities Authority and has a par value of $6.4 million. The ratings for these securities at December 31, 2009, were Baa3/A/AAA and Aaa/NR/AAA, respectively. Historically, we reported the fair market value of these securities at par as differences between par value and the purchase price or settlement value were historically comprised of accrued interest. Auction rate securities are variable rate debt instruments whose interest rates are typically reset approximately every 7 to 35 days. On January 15, 2010, and in prior auction periods beginning in February 2008, the auction process for these securities failed. At December 31, 2009, we reported these as short-term investments at their estimated fair market value of $8.2 million.

In November 2008, we accepted the UBS Auction Rate Securities Rights (the “Rights”) agreement offered by UBS as a liquidity alternative to the failed auction process. This Rights agreement is related to the auction rates securities discussed above. The Rights agreement is a nontransferable right to sell our auction rate securities, at par value, back to UBS at any time during the period June 30, 2010, through July 2, 2012. At December 31, 2009, we reported the Rights agreement at its estimated fair market value of $423,000 as a component of short-term debt securities available for sale.

Due to the fact that our Rights agreement has an initial exercise date that is less than one year from now, we are now reporting our auction rate securities and the corresponding Rights agreement as short-term. We continue to have the ability to hold our auction rate securities to their ultimate maturities which are in excess of one year and we have not made a determination as to whether we will exercise our option under the Rights agreement or if we do choose to exercise our option, at what point during the period June 30, 2010 through July 2, 2012, we would exercise our option. However, due to the fact that our Rights agreement has an initial exercise date that is less than one year from now, we are now reporting our auction rate securities and the corresponding Rights agreement as short-term. We have recorded the unrealized loss related to the auction rate securities and the unrealized gain related to the Rights agreement as a component of other income (expense), in our Consolidated Statements of Income.

The estimated fair market value of both the auction rate securities and the Rights agreement was determined using significant unobservable inputs (Level 3) as prescribed by FASB ASC 820. We considered many factors in determining the fair market value of the auction rate securities as well as our corresponding Rights agreement at December 31, 2009, including the fact that the debt instruments underlying the auction rate securities have redemption features which call for redemption at 100% of par value, current credit curves for like securities and discount factors to account for the illiquidity of the market for these securities. During the year ended December 31, 2009, we did not make any changes to our valuation techniques or related inputs.

Note 4 – Derivative instruments and hedging activities

FASB ASC 815 requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

We have operations in over 40 countries. Sales outside of the Americas as a percentage of consolidated sales were 57% and 57% for the years ended December 31, 2009 and 2008, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

We held forward contracts with a notional amount of $28.6 million dollar equivalent of Euro, $4.0 million dollar equivalent of British pound sterling, $24.4 million dollar equivalent of Japanese yen, and $17.8 million dollar equivalent of Hungarian forint at December 31, 2009. These contracts are for terms of up to 24 months. At December 31, 2008, we held forward contracts with a notional amount of $54.9 million dollar equivalent of Euro, $6.2 million dollar equivalent of British pound sterling, $18.9 million dollar equivalent of Japanese yen, $4.7 million dollar equivalent of South Korean won and $21.7 million dollar equivalent of Hungarian forint.

We held purchased option contracts with a notional amount of $28.4 million dollar equivalent of Euro at December 31, 2009. These contracts are for terms of up to 12 months. At December 31, 2008, we held purchased option contracts with a notional amount of $111.3 million dollar equivalent of Euro.

At December 31, 2009, we expect to reclassify $2.8 million of gains on derivative instruments from accumulated other comprehensive income to net sales during the next twelve months when the hedged international sales occur. At December 31, 2009, we expect to reclassify $3.7 million of gains on derivative instruments from accumulated OCI to cost of sales and $2.0 million of gains on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged international expenses occur. Expected amounts are based on derivative valuations at December 31, 2009. Actual results may vary as a result of changes in the corresponding exchange rate subsequent to this date.

During the year ended December 31, 2009, hedges with a notional amount of $22.8 million were determined to be ineffective. As a result, we recorded a net gain of $1.2 million related to these hedges as a component of “net foreign exchange gain (loss)” during the year ended December 31, 2009. We did not record any gains or losses due to the ineffectiveness of our hedges during the year ended December 31, 2008.

Other Derivatives

Other derivatives not designated as hedging instruments under FASB ASC 815 consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss)”. As of December 31, 2009 and December 31, 2008, we held foreign currency forward contracts with a notional amount of $45.2 million and $67.1 million, respectively.

Effective January 1, 2009, we adopted the updated disclosure requirements of FASB ASC 815. The following table presents the fair value of derivative instruments on our Consolidated Balance Sheets and the effect of derivative instruments on our Consolidated Statements of Income.

Fair Values of Derivative Instruments (in thousands):

In thousands	Asset Derivatives
	December 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under FASB ASC 815

Foreign exchange contracts – ST forwards	Prepaid expenses and other current assets	$7,947	Prepaid expenses and other current assets	$5,260

Foreign exchange contracts – LT forwards	Other long-term assets	274	Other long-term assets	2,654

Foreign exchange contracts – ST options	Prepaid expenses and other current assets	1,821	Prepaid expenses and other current assets	5,705

Foreign exchange contracts – LT options	Other long-term assets	—	Other long-term assets	3,838

Total derivatives designated as hedging instruments under FASB ASC 815		$10,042		$17,457

Derivatives not designated as hedging instruments under FASB ASC 815

Foreign exchange contracts – ST forwards	Prepaid expenses and other current assets	$974	Prepaid expenses and other current assets	$2,745

Total derivatives not designated as hedging instruments under FASB ASC 815		$974		$2,745

Total derivatives		$11,016		$20,202

	Liability Derivatives
	December 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under FASB ASC 815

Foreign exchange contracts – ST forwards	Accrued expenses and other liabilities	$—	Accrued expenses and other liabilities	$(1,803)

Foreign exchange contracts – LT forwards	Other long-term liabilities	—	Other long-term liabilities	—

Foreign exchange contracts – ST options	Accrued expenses and other liabilities	—	Accrued expenses and other liabilities	—

Foreign exchange contracts – LT options	Other long-term liabilities	—	Other long-term liabilities	—

Total derivatives designated as hedging instruments under FASB ASC 815		$—		$(1,803)

Derivatives not designated as hedging instruments under FASB ASC 815

Foreign exchange contracts – ST forwards	Accrued expenses and other liabilities	$(318)	Accrued expenses and other liabilities	$(3,280)

Total derivatives not designated as hedging instruments under FASB ASC 815		$(318)		$(3,280)

Total derivatives		$(318)		$(5,083)

The following table shows the effect of derivative instruments on our Consolidated Statements of Income for the year ended December 31, 2009 (in thousands):

Derivatives in FASB ASC 815 Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) (in thousands)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009		2009		2009
Foreign exchange contracts – forwards and options	$(6,304)	Net sales	$1,399	Net foreign exchange gain (loss)	$1,132

Foreign exchange contracts – forwards and options	2,055	Cost of sales	(74)	Net foreign exchange gain (loss)	(41)

Foreign exchange contracts – forwards and options	1,427	Operating expenses	517	Net foreign exchange gain (loss)	81

Total	$(2,822)		$1,842		$1,172

Derivatives not Designated as Hedging Instruments under FASB ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2009
Foreign exchange contracts – forwards	Net foreign exchange gain/(loss)	$(1,669)

Total		$(1,669)

Note 5 – Inventories

Inventories, net consist of the following (in thousands):

	December 31,
	2009	2008
Raw materials	$42,121	$48,004
Work-in-process	2,042	4,150
Finished goods	42,352	55,204
	$86,515	$107,358

Note 6 – Property and equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2009	2008
Land	$17,076	$7,210
Buildings	138,367	136,802
Furniture and equipment	154,558	144,979
	310,001	288,991
Accumulated depreciation	(156,736)	(134,514)
	$153,265	$154,477

Depreciation expense for the years ended December 31, 2009, 2008 and 2007, was $22.3 million, $20.9 million and $22.2 million, respectively.

Note 7 – Intangibles

Intangibles at December 31, 2009 and 2008 are as follows:

	2009			2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$38,928	$(20,455)	$18,473	$25,610	$(11,344)	$14,266
Acquired technology	28,022	(20,967)	7,055	27,503	(16,804)	10,699
Patents	19,033	(5,377)	13,656	16,068	(4,506)	11,562
Other	12,577	(8,371)	4,206	11,401	(6,013)	5,388
	$98,560	$(55,170)	$43,390	$80,582	$(38,667)	$41,915

Software development costs capitalized during 2009, 2008 and 2007 were $13.3 million, $9.5 million and $8.3 million, respectively, and related amortization was $9.1 million, $10.3 million and $8.9 million, respectively. Included in these capitalized costs for the years ended December 31, 2009, 2008, and 2007 were costs related to stock based compensation of $734,000, $451,000 and $422,000, respectively. Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Patents are amortized using the straight-line method over their estimated period of benefit, generally ten to seventeen years. Total intangible assets amortization expenses were $16.5 million, $16.2 million and $14.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Capitalized software development costs, acquired technology, patents and other have weighted-average useful lives of 2.2 years, 1.8 years, 5.3 years, and 1.8 years, respectively, as of December 31, 2009. The estimated future amortization expense related to intangible assets as of December 31, 2009 is as follows:

Amount (in thousands)
2010	$18,097
2011	12,986
2012	7,187
2013	1,868
2014	1,186
Thereafter	2,066
$43,390

Acquisition intangibles are amortized over their useful lives, which range from three to eight years. Amortization expense for acquisition intangibles was approximately $3.9 million and $4.2 million for 2009 and 2008, respectively, of which approximately $3.4 million and $3.6 million was recorded in cost of sales and approximately $503,000 and $580,000 was recorded in operating expenses for 2009 and 2008, respectively. The estimated amortization expense of acquisition intangibles in future years will be recorded in our Consolidated Statements of Income as follows (in thousands):

Fiscal Year	Cost of Sales	Acquisition related costs and amortization, net	Total

2010	$2,701	$369	$3,070
2011	2,160	221	2,381
2012	1,126	206	1,332
2013	87	75	162
Thereafter	—	—	—
Total	$6,074	$871	$6,945

Note 8 – Goodwill

The carrying amount of goodwill for 2008 and 2009 are as follows:

Amount (in thousands)
Balance as of December 31, 2007	$54,111
Acquisitions/purchase accounting adjustments	10,818
Divestitures	—
Foreign currency translation impact	(368)
Balance as of December 31, 2008	$64,561
Acquisitions/purchase accounting adjustments	—
Divestitures	—
Foreign currency translation impact	218
Balance as of December 31, 2009	$64,779

The excess purchase price over the fair value of assets acquired is recorded as goodwill. As we have one operating segment, we allocate goodwill to one reporting unit for goodwill impairment testing. In accordance with FASB ASC 350, goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 28, 2009. No impairment of goodwill has been identified during the period presented. Goodwill is deductible for tax purposes in certain jurisdictions.

Note 9 – Income taxes

The components of income before income taxes are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Domestic	$34,953	$15,921	$31,685
Foreign	15,292	82,216	81,742
	$50,245	$98,137	$113,427

The provision for income taxes charged to operations is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Current tax expense:
U.S. federal	$3,117	$14,631	$15,957
State	136	1,391	1,155
Foreign	13,760	18,910	9,925
Total current	17,013	34,932	27,037
Deferred tax expense (benefit):
U.S. federal	9,920	(11,008)	628
State	387	(373)	(156)
Foreign	(2,864)	(1,570)	(2,783)
Total deferred	7,443	(12,951)	(2,311)
Change in valuation allowance	8,704	(8,671)	(18,332)
Total provision	$33,160	$13,310	$6,394

Deferred tax liabilities (assets) at December 31, 2009 and 2008 as follows (in thousands):

	December 31,
	2009	2008
Capitalized software	$5,978	$4,615
Depreciation and amortization	10,577	9,536
Unrealized gain on derivative instruments	—	4,153
Undistributed earnings of foreign subsidiaries	9,278	10,075
Gross deferred tax liabilities	25,833	28,379
Operating loss carryforwards	(57,422)	(43,360)
Intangible assets	(44,159)	(58,987)
Vacation and other accruals	(3,700)	(4,890)
Inventory valuation and warranty provisions	(6,702)	(12,665)
Doubtful accounts and sales provisions	(1,088)	(1,512)
Unrealized exchange loss	(917)	(1,345)
Deferred revenue .	(853)	(71)
Accrued rent expenses	(111)	(117)
Accrued legal expenses	(710)	(1,466)
Unrealized loss on derivative instruments	(242)	—
10% minority stock investment	(900)	(920)
Stock-based compensation	(4,483)	(5,353)
Research and development tax credit carryforward	(2,054)	—
Foreign tax credit carryforward	(1,775)	—
Other	(657)	(783)
Gross deferred tax assets	(125,773)	(131,469)
Valuation allowance	99,862	85,815
Net deferred tax liability (asset)	$(78)	$(17,275)

A reconciliation of income taxes at the U.S. federal statutory income tax rate to the effective tax rate follows:

	Years Ended December 31,
	2009	2008	2007
U.S. federal statutory tax rate	35%	35%	35%
Domestic production activities	—	—	(1)
Foreign taxes (less) than federal statutory rate	(6)	(9)	(14)
Change in valuation allowance	17	(9)	(16)
Research and development tax credit	(4)	(2)	(1)
Tax exempt interest	—	(1)	(1)
State income taxes, net of federal tax benefit	1	1	1
Employee share-based compensation	7	2	2
Intercompany profit	15	(5)	—
Other	1	2	1
Effective tax rate	66%	14%	6%

Certain prior year amounts in the reconciliation of income taxes at the U.S. federal statutory income tax rate to the effective tax rate have been reclassified to conform to the 2009 presentation as shown in the following tables:

2008 foreign taxes (less) than federal statutory rate as reported in prior year Form 10-K	(14)
Reclassification (a)	5
2008 foreign taxes (less) than federal statutory rate as reported in current year Form 10-K	(9)

2008 intercompany profit as reported in prior year Form 10-K	—
Reclassification (a)	(5)
2008 intercompany profit as reported in current year Form 10-K	(5)

(a) These amounts represent income taxes on intercompany profit previously included in foreign taxes (less) than the federal statutory rate and reclassified to intercompany profit for comparability to corresponding amounts reported in 2009. The reclassification did not have any impact on our total income tax expense.

For the year ended December 31, 2009, we generated a federal net operating loss of approximately $3.3 million and tax credits of approximately $3.8 million. The federal net operating loss can be carried back two years and the federal tax credits can be carried back one year.

As of December 31, 2009, eleven of our subsidiaries have available, for income tax purposes, foreign net operating loss carryforwards of an aggregate of approximately $286 million, of which $12.1 million expire during the years 2011 - 2018 and $273.9 million of which may be carried forward indefinitely. Our tax valuation allowance relates to our ability to realize certain of these foreign net operating loss carryforwards and benefits of tax deductible goodwill in excess of book goodwill.

We maintain a manufacturing facility in Hungary. As a result of certain foreign investment incentives available under Hungarian law, the profit from our Hungarian operation was subject to a reduced income tax rate. This special tax status terminated on January 1, 2008, with the merger of our Hungary manufacturing operations with its Hungarian parent company. The merger was effective on January 1, 2008. The aggregate tax benefit of the exemption was $8.7 million for the year ended December 31, 2007.

In 2003, we restructured the organization of our manufacturing operation in Hungary. The tax deductible goodwill in excess of book goodwill created by this restructuring resulted in our being required to record a gross deferred tax asset of $91.0 million. Because we did not expect to have sufficient taxable income in the relevant jurisdiction in future periods to realize the benefit of this deferred tax asset, a full valuation allowance was established. Following the approval of the merger of our Hungarian manufacturing operation with its Hungarian parent company in December 2007, we released $8.7 million and $18.3 million in 2008 and 2007, respectively, of the valuation allowance previously established for the excess tax deductible goodwill to reflect the tax benefit we expected to realize in future periods.

For the year 2009, we expected to recognize an additional tax benefit of $9.7 million related to these assets. Effective January 1, 2010, a new tax law in Hungary provides for an enhanced deduction for the qualified research and development expenses of NI Hungary Software and Hardware Manufacturing Kft. ("NI Hungary"). During the three months ended December 31, 2009, we obtained confirmation of the application of this new tax law for the qualified research and development expenses of NI Hungary. Based on the application of this new tax law to the qualified research and development expense of NI Hungary, we no longer expect to have sufficient future taxable income in Hungary to realize the benefits of these tax assets. As such, we recorded an income tax charge of $21.6 million during the three months ended December 31, 2009, $18.4 million of which was related to a valuation allowance on the previously recognized assets created by the restructuring and $3.2 million of which was related to tax benefits from other assets that we will no longer be able to realize as a result of this change. We do not expect to realize the tax benefit of the remaining assets created by the restructuring and therefore we have a full valuation allowance of $98.2 million against those assets at December 31, 2009.

We have not provided for U.S. federal income and foreign withholding taxes on approximately $267.5 million of certain non-U.S. subsidiaries’ undistributed earnings as of December 31, 2009. These earnings would become subject to taxes of approximately $85.7 million, if they were actually or deemed to be remitted to the parent company as dividends or if we should sell our stock in these subsidiaries. We intend to permanently reinvest the undistributed earnings.

We adopted the provisions of FASB ASC 740, on January 1, 2007. FASB ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We recognized no material adjustment to the liability for unrecognized income tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in thousands):

	2009	2008
Balance at beginning of period	$9,364	$8,273
Additions based on tax positions related to the current year	2,060	1,946
Additions for tax positions of prior years	1,272	366
Reductions as a result of the lapse of the applicable statute of limitations	(1,634)	(1,221)
Balance at end of period	$11,062	$9,364

All of our unrecognized tax benefits at December 31, 2009 would affect our effective income tax rate if recognized. As of December 31, 2009, it is deemed reasonably possible that the Company will recognize tax benefits in the amount of $2.3 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty relates to deductions taken on returns that have not been examined by the applicable tax authority.

We recognize interest and penalties related to income tax matters in income tax expense. During the years ended December 31, 2009 and 2008, we recognized interest expense related to uncertain tax positions of approximately $506,000 and $365,000, respectively. The tax years 2002 through 2009 remain open to examination by the major taxing jurisdictions in which we file income tax returns.

Note 10 – Stockholders’ equity and stock-based compensation

Stock option plans

Our stockholders approved the 1994 Incentive Stock Option Plan (the “1994 Plan”) on May 9, 1994. At the time of approval, 9,112,500 shares of our common stock were reserved for issuance under this plan. In 1997, an additional 7,087,500 shares of our common stock were reserved for issuance under this plan, and an additional 750,000 shares were reserved for issuance under this plan, as amended, in 2004. The 1994 Plan terminated in May 2005, except with respect to outstanding awards previously granted thereunder. Awards under the plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares vests over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and revenue growth but shares cannot accelerate to vest over a period of less than five years. Stock options must be exercised within ten years from date of grant. Stock options were issued at the market price at the grant date. As part of the requirements of FASB ASC 718, we are required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

Transactions under all stock option plans are summarized as follows:

	Number of shares under option	Weighted average exercise price
Outstanding at December 31, 2006	6,914,673	$22.49
Exercised	(1,515,107)	15.22
Canceled	(104,925)	27.33
Granted	—	—
Outstanding at December 31, 2007	5,294,641	$24.47
Exercised	(925,743)	17.30
Canceled	(96,331)	26.98
Granted	—	—
Outstanding at December 31, 2008	4,272,567	$25.97
Exercised	(379,630)	15.40
Canceled	(181,434)	26.80
Granted	—	—
Outstanding at December 31, 2009	3,711,503	$26.93

Options exercisable at December 31:
2007	4,368,972	$24.17
2008	3,812,334	26.00
2009	3,493,574	26.94

The aggregate intrinsic value of stock options at exercise, represented in the table above, was $2.3 million, $11.0 million and $22.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $2.5 million as of December 31, 2009, related to approximately 218,000 shares with a per share weighted average fair value of $17.50. We anticipate this expense to be recognized over a weighted average period of approximately 4.3 years.

	Outstanding and Exercisable by Price Range as of December 31, 2009

	Options Outstanding			Options Exercisable

Range of Exercise prices	Number outstanding as of 12/31/2009	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of 12/31/2009	Weighted average exercise price
$16.08 – $21.95	1,238,441	1.74	$20.69	1,188,337	$20.71
$22.30 – $29.85	1,257,625	3.90	$28.15	1,098,218	$28.08
$30.51 – $34.38	1,215,437	0.41	$32.02	1,207,019	$32.02
$16.08 – $34.38	3,711,503	2.04	$26.93	3,493,574	$26.94

The weighted average remaining contractual life of options exercisable as of December 31, 2009 was 1.9 years. The aggregate intrinsic value of options outstanding as of December 31, 2009 was $9.4 million. The aggregate intrinsic value of options currently exercisable as of December 31, 2009 was $8.8 million. No options were granted in the years ended December 31, 2009, 2008 and 2007 as our incentive option plan terminated in May 2005.

Restricted stock plan

Our stockholders approved our 2005 Incentive Plan on May 10, 2005. At the time of approval, 2,700,000 shares of our common stock were reserved for issuance under this plan, as well as the number of shares which had been reserved but not issued under the 1994 Plan (our incentive stock option plan which terminated in May 2005), and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and restricted stock units (“RSUs”) to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. Shares available for grant at December 31, 2009 were 2,089,302. As part of the requirements of FASB ASC 718, we are required to estimate potential forfeitures of RSUs and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

Transactions under the 2005 Plan are summarized as follows:

	RSUs
	Number of RSUs	Weighted Average Grant Price
Balance at January 1, 2007	1,324,933	$26.77
Granted	801,780	$27.90
Earned	(209,303)	$27.85
Canceled	(75,776)	$27.64
Balance at December 31, 2007	1,841,634	$26.86
Granted	763,182	$28.51
Earned	(320,251)	$29.42
Canceled	(119,337)	$28.19
Balance at December 31, 2008	2,165,228	$26.99
Granted	604,083	$21.80
Earned	(407,156)	$22.04
Canceled	(57,721)	$27.88
Balance at December 31, 2009	2,304,434	$26.48

Total unrecognized stock-based compensation expense related to non-vested RSU’s was approximately $57.1 million as of December 31, 2009, related to 2,304,434 shares with a per share weighted average fair value of $26.48. We anticipate this expense to be recognized over a weighted average period of approximately 7.3 years.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods beginning on February 1, May 1, and November 1 of each year. At our annual shareholders meeting held on May 7, 2007, our shareholders approved an additional 3 million shares of common stock to be reserved for issuance under this plan. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. Common stock reserved for future employee purchases aggregated 1,755,071 shares at December 31, 2009. Shares issued under this plan were 838,536 in the year ended December 31, 2009. The weighted average fair value of the employees’ purchase rights was $19.05 per share and was estimated using the Black-Scholes model with the following assumptions:

	2009	2008	2007
Dividend expense yield	0.5%	0.3%	0.3%
Expected life	3 months	3 months	3 months
Expected volatility	45%	26%	23%
Risk-free interest rate	0.8%	3.8%	5.0%

Weighted average, grant date fair value of purchase rights granted under the Employee Stock Purchase Plan are as follows:

	Number of shares	Weighted average fair value
2007	549,719	$6.19
2008	679,983	5.86
2009	838,536	5.75

Stock-based compensation included in total cost of sales and operating expenses for the years ended December 31, 2009, 2008 and 2007 are summarized as follows (in thousands):

	2009	2008	2007
Stock-based compensation
Total cost of sales	$1,284	$1,063	$911
Sales and marketing	8,774	8,479	7,322
Research and development	7,236	7,121	6,435
General and administrative	3,005	3,084	2,866

Provision for income taxes	(3,765)	(4,601)	(3,839)
Total	$16,534	$15,146	$13,695

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

Stock repurchases and retirements

Since 1998, our Board of Directors approved and we maintained various stock repurchase programs. Pursuant to these plans we had purchased and retired a total of 7,354,966 shares for approximately $184.9 million from 1998 through December 31, 2007. During 2008, we purchased an additional 4,110,042 share for approximately $103.6 million. At December 31, 2008, there were 723,092 shares available for repurchase under the plan approved in April 2008. On January 23, 2009, our Board of Directors approved a new share repurchase plan that increased the aggregate number of shares of common stock we are authorized to purchase from 591,324 to 3.0 million. During 2009, we purchased an additional 1,443,441 shares for approximately $34.6 million. At December 31, 2009, there were 1,688,327 shares available for repurchase under the plan approved in January 2009. Our share repurchase plan does not have an expiration date.

Note 11 – Employee retirement plan

We have a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code. Substantially all domestic employees with at least 30 days of continuous service are eligible to participate and may contribute up to 15% of their compensation. The Board of Directors has elected to make matching contributions equal to 50% of employee contributions, which may be applied to a maximum of 6% of each participant’s compensation. Employees are eligible for matching contributions after one year of continuous service. Company contributions vest immediately. Our policy prohibits participants from direct investment in shares of our common stock within the plan. Company contributions charged to expense were $3.9 million, $3.7 million and $3.3 million in 2009, 2008 and 2007, respectively.

Note 12 – Segment information

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

Total net sales, operating income, interest income and long-lived assets, classified by the major geographic areas in which we operate, are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Net sales:
Americas:
Unaffiliated customer sales	$292,999	$355,878	$331,482
Geographic transfers	86,145	132,563	115,709
	379,144	488,441	447,191
Europe:
Unaffiliated customer sales	210,188	267,373	230,940
Geographic transfers	189,076	204,282	159,992
	399,264	471,655	390,932
Asia Pacific:
Unaffiliated customer sales	173,407	197,286	177,956
Eliminations	(275,221)	(336,845)	(275,701)
	$676,594	$820,537	$740,378

	Years Ended December 31,
	2009	2008	2007
Operating income:
Americas	$46,816	$71,467	$76,292
Europe	87,250	105,748	92,469
Asia Pacific	45,439	61,642	59,845
Unallocated:
Research and development expenses	(132,974)	(143,140)	(126,515)
	$46,531	$95,717	$102,091

	Years Ended December 31,
	2009	2008	2007
Interest income:
Americas	$803	$2,603	$5,138
Europe	727	3,291	4,485
Asia Pacific	99	102	199
	$1,629	$5,996	$9,822

	December 31,
	2009	2008
Long-lived assets:
Americas	$100,489	$107,701
Europe	36,555	39,280
Asia Pacific	16,221	7,496
	$153,265	$154,477

Total sales outside the United States for 2009, 2008 and 2007 were $412.7 million, $499.3 million and $437.0 million, respectively.

Note 13 – Commitments, contingencies and leases

We have commitments under non-cancelable operating leases primarily for office facilities throughout the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Future minimum lease payments as of December 31, 2009, for each of the next five years are as follows (in thousands):

2010	$14,415
2011	9,898
2012	6,982
2013	4,611
2014	3,665
Thereafter	12,130
$51,701

Rent expense under operating leases was approximately $12.3 million, $11.7 million and $10.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, we have non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $6.5 million over the next twelve months.

As of December 31, 2009, we have outstanding guarantees for payment of customs and foreign grants totaling approximately $5.2 million.

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

An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court's decision of September 23, 2003 (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks’ declaratory judgment complaint, denying MathWorks’ claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks’ modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court's denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. On November 22, 2006, the District Court lifted the stay. The case schedule has yet to be set in this action. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred. In the fourth quarter of 2006, we accrued an additional $600,000 related to this contingency. During the third quarter of 2009, we reduced the accrual by $2 million to reflect a decrease in the estimated costs that are probable of being incurred in this action. To date, we have charged a cumulative total of $623,000 against this accrual. At December 31, 2009, the remaining accrual was $2 million.

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

Note 16 – Quarterly results (unaudited)

The following quarterly results have been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The unaudited quarterly financial data for each of the eight quarters in the two years ended December 31, 2009 are as follows (in thousands, except per share data):

	Three Months Ended
	Mar. 31, 2009	Jun. 30, 2009	Sep. 30, 2009	Dec. 31, 2009
Net sales	$157,799	$152,163	$165,035	$201,597
Gross profit	116,916	111,677	123,136	154,981
Operating income	(2,479)	2,341	10,688	35,981
Net income	358	4,430	9,931	2,366
Basic earnings per share	$0.00	$0.06	$0.13	$0.03
Weighted average shares outstanding-basic	77,277	77,556	77,653	77,589
Diluted earnings per share	$0.00	$0.06	$0.13	$0.03
Weighted average shares outstanding-diluted	77,436	77,824	78,103	78,325
Dividends declared per share	$0.12	$0.12	$0.12	$0.12

	Three Months Ended
	Mar. 31, 2008	Jun. 30, 2008	Sep. 30, 2008	Dec. 31, 2008
Net sales	$192,918	$210,474	$215,038	$202,107
Gross profit	143,849	157,034	160,531	152,014
Operating income	18,065	27,834	27,946	21,872
Net income	17,616	24,734	23,159	19,318
Basic earnings per share	$0.22	$0.32	$0.29	$0.25
Weighted average shares outstanding-basic	78,840	78,484	78,834	78,110
Diluted earnings per share	$0.22	$0.31	$0.29	$0.25
Weighted average shares outstanding-diluted	79,825	79,549	79,841	78,522
Dividends declared per share	$0.11	$0.11	$0.11	$0.11

Note 17 – Subsequent events

In accordance with FASB ASC 855, Subsequent Events (FASB ASC 855), we have evaluated subsequent events through February 17, 2010, the date the financial statements were issued.

On January 22, 2010, our Board of Directors declared a quarterly cash dividend of $0.13 per common share, payable March 1, 2010, to shareholders of record on February 8, 2010.

From January 29, 2010 to February 12, 2010, we have repurchased 683,832 shares of our common stock at an average price of $29.97 under our share repurchase plan. The maximum number of shares that may yet be purchased under our plan is 1,004,495. Our purchase plan does not have an expiration date.