Form 10-Q
period 2010-03-31
NATIONAL INSTRUMENTS CORP /DE/
filed 2010-05-06
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended:  March 31, 2010 or

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2010
Common Stock - $0.01 par value	77,522,406

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$184,618	$201,465
Short-term investments	110,952	87,196
Accounts receivable, net	104,818	103,957
Inventories, net	89,826	86,515
Prepaid expenses and other current assets	34,937	36,523
Deferred income taxes, net	15,222	16,522
Total current assets	540,373	532,178
Property and equipment, net	152,567	153,265
Goodwill, net	69,296	64,779
Intangible assets, net	48,369	43,390
Other long-term assets	19,647	19,417
Total assets	$830,252	$813,029

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$27,450	$23,502
Accrued compensation	19,465	14,934
Deferred revenue	60,972	57,242
Accrued expenses and other liabilities	12,619	8,560
Other taxes payable	12,306	14,181
Total current liabilities	132,812	118,419
Deferred income taxes	25,088	25,012
Liability for uncertain tax positions	10,926	11,062
Other long-term liabilities	4,259	4,116
Total liabilities	173,085	158,609
Commitments and contingencies
Stockholders’ equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 180,000,000 shares authorized; 77,325,552 and 77,367,874 shares issued and outstanding, respectively	773	774
Additional paid-in capital	362,857	336,446
Retained earnings	285,422	303,655
Accumulated other comprehensive income	8,115	13,545
Total stockholders’ equity	657,167	654,420
Total liabilities and stockholders’ equity	$830,252	$813,029

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009

Net sales:
Product	$175,395	$143,450
Software maintenance	15,696	14,349
Total net sales	191,091	157,799

Cost of sales:
Product	42,262	39,556
Software maintenance	980	1,327
Total cost of sales	43,242	40,883

Gross profit	147,849	116,916

Operating expenses:
Sales and marketing	74,441	68,826
Research and development	38,546	34,789
General and administrative	15,340	15,780
Total operating expenses	128,327	119,395

Operating income (loss)	19,522	(2,479)

Other income (expense):
Interest income	300	589
Net foreign exchange gain (loss)	(698)	(702)
Other income (expense), net	348	163
Income before income taxes	19,472	(2,429)
Provision for (benefit from) income taxes	1,119	(2,787)

Net income	$18,353	$358

Basic earnings per share	$0.24	$0.00

Weighted average shares outstanding – basic	77,380	77,277

Diluted earnings per share	$0.23	$0.00

Weighted average shares outstanding – diluted	78,435	77,436

Dividends declared per share	$0.13	$0.12

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flow from operating activities:
Net income	$18,353	$358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,442	8,385
Stock-based compensation	4,916	5,082
Tax expense/(benefit) from deferred income taxes	1,709	(1,486)
Tax expense from stock option plans	1,587	242
Changes in operating assets and liabilities:
Accounts receivable	(613)	30,631
Inventories	(3,006)	4,740
Prepaid expenses and other assets	(297)	(5,766)
Accounts payable	3,618	(5,747)
Deferred revenue	3,730	(549)
Taxes and other liabilities	2,162	(11,084)
Net cash provided by operating activities	41,601	24,806

Cash flow from investing activities:
Capital expenditures	(5,271)	(3,004)
Capitalization of internally developed software	(3,404)	(3,114)
Additions to other intangibles	(543)	(1,340)
Acquisition, net of cash received	(2,191)	—
Purchases of short-term and long-term investments	(35,823)	(11,850)
Sales and maturities of short-term and long-term investments	9,037	4,026
Net cash (used by) investing activities	(38,195)	(15,282)

Cash flow from financing activities:
Proceeds from issuance of common stock	22,341	7,237
Repurchase of common stock	(30,935)	(9,186)
Dividends paid	(10,072)	(9,285)
Tax (benefit) from stock option plans	(1,587)	(242)
Net cash (used by) financing activities	(20,253)	(11,476)

Net change in cash and cash equivalents	(16,847)	(1,952)
Cash and cash equivalents at beginning of period	201,465	229,400
Cash and cash equivalents at end of period	$184,618	$227,448

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at March 31, 2010 and December 31, 2009, and the results of our operations and cash flows for the three month periods ended March 31, 2010 and March 31, 2009. Operating results for the three month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three month periods ended March 31, 2010 and 2009, respectively, are as follows (in thousands):

	March 31,
	(unaudited)
	2010	2009
Weighted average shares outstanding-basic	77,380	77,277
Plus: Common share equivalents
Stock options, restricted stock units	1,055	159
Weighted average shares outstanding-diluted	78,435	77,436

Stock options to acquire 1,297,000 shares and 5,495,000 shares for the three month periods ended March 31, 2010 and 2009, respectively, were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

Note 3 – Cash, cash equivalents, short-term and long-term investments

Cash, cash equivalents, short-term and long-term investments consist of the following (in thousands):

	As of March 31, 2010	As of December 31, 2009
	(unaudited)
Cash and cash equivalents:
Cash	$73,787	$85,612
Cash equivalents:
Money market accounts	110,831	115,853
Total cash and cash equivalents	184,618	201,465
Short-term investments:
Municipal bonds	16,564	12,549
Corporate bonds	21,971	7,587
U.S. treasuries and agencies	28,234	21,033
Foreign government bonds	32,830	34,674
Time deposits	2,753	2,753
Auction rate securities	8,198	8,177
Auction rate securities put option	402	423
Total short-term investments	110,952	87,196
Total cash, cash equivalents and investments	$295,570	$288,661

The following table summarizes unrealized gains and losses related to our investments designated as available-for-sale (in thousands):

	As of March 31, 2010 (unaudited)
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Cumulative Translation Adjustment	Fair Value
Municipal bonds	$16,502	$62	$—	$—	$16,564
Corporate bonds	21,937	84	(50)	—	21,971
U.S. treasuries and agencies	28,271	1	(37)	—	28,235
Foreign government bonds	35,700	159	—	(3,030)	32,829
Time deposits	2,753	—	—	—	2,753
Auction rate securities	8,600	—	(402)	—	8,198
Auction rate securities put option	—	402	—	—	402
Total investments	$113,763	$708	$(489)	$(3,030)	$110,952

	As of December 31, 2009
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Cumulative Translation Adjustment	Fair Value
Municipal bonds	$12,491	$58	$—	$—	$12,549
Corporate bonds	7,478	110	(1)	—	7,587
U.S. treasuries and agencies	21,080	—	(47)	—	21,033
Foreign government bonds	36,105	76	—	(1,507)	34,674
Time deposits	2,753	—	—	—	2,753
Auction rate securities	8,600	—	(423)	—	8,177
Auction rate securities put option	—	423	—	—	423
Total investments	$88,507	$667	$(471)	$(1,507)	$87,196

The following table summarizes the contractual maturities of our investments designated as available-for-sale (in thousands):

	As of March 31, 2010 (unaudited)		As of December 31, 2009
	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
Due in less than 1 year	$57,581	$56,227	$44,029	$43,267
Due in 1 to 5 years	56,182	54,725	44,478	43,929
Total investments	$113,763	$110,952	$88,507	$87,196

Due in less than 1 year	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
Municipal bonds	$12,902	$12,949	$4,103	$4,110
Corporate bonds	6,413	6,480	5,384	5,473
U.S. treasuries and agencies	9,149	9,138	5,065	5,057
Foreign government bonds	17,764	16,307	18,124	17,274
Time deposits	2,753	2,753	2,753	2,753
Auction rate securities	8,600	8,198	8,600	8,177
Auction rate securities put option	—	402	—	423
Total investments	$57,581	$56,227	$44,029	$43,267

Due in 1 to 5 years	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
Municipal bonds	$3,600	$3,615	$8,388	$8,439
Corporate bonds	15,524	15,491	2,094	2,114
U.S. treasuries and agencies	19,122	19,096	16,015	15,976
Foreign government bonds	17,936	16,523	17,981	17,400
Total investments	$56,182	$54,725	$44,478	$43,929

Note 4 – Fair value measurements

FASB ASC 820, Fair Value Measurements and Disclosures (FASB ASC 820) clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. Effective January 1, 2010, we adopted the update to FASB ASC 820 that required additional disclosures and clarified existing disclosures regarding fair value measurements. The additional disclosures include transfers in and out of Level 1 and 2 as well as activity within Level 3 fair value measurements. The update also provides amendments that clarify existing disclosures on level of disaggregation and disclosures about inputs and valuation techniques. The adoption of the update to FASB ASC 820 did not have a material impact on our consolidated financial position or results of operations.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value (in thousands). We did not have any items that were measured at fair value on a nonrecurring basis at March 31, 2010 and December 31, 2009.

		Fair Value Measurements at Reporting Date Using (unaudited)
Description	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money Market Funds	$110,831	$110,831	$—	$—
Short-term investments available for sale:
Municipal bonds	16,564	16,564	—	—
Corporate bonds	21,971	21,971	—	—
U.S. treasuries and agencies	28,234	28,234	—	—
Foreign government bonds	32,830	32,830	—	—
Time deposits	2,753	2,753	—	—
Auction rate securities	8,198	—	—	8,198
Auction rate securities put option	402	—	—	402
Derivatives	10,436	—	10,436	—
Total Assets	$232,219	$213,183	$10,436	$8,600

Liabilities
Derivatives	$(578)	$—	$(578)	$—
Total Liabilities	$(578)	$—	$(578)	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money Market Funds	$115,853	$115,853	$—	$—
Short-term investments available for sale
Municipal bonds	12,549	12,549	—	—
Corporate bonds	7,587	7,587	—	—
U.S. treasuries and agencies	21,033	21,033	—	—
Foreign government bonds	34,674	34,674	—	—
Time deposits	2,753	2,753	—	—
Auction rate securities	8,177	—	—	8,177
Auction rate securities put option	423	—	—	423
Derivatives	11,016	—	11,016	—
Total Assets	$214,065	$194,449	$11,016	$8,600

Liabilities
Derivatives	$(318)	$—	$(318)	$—
Total Liabilities	$(318)	$—	$(318)	$—

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Short-term investments available for sale
(unaudited)

Beginning Balance at December 31, 2009	$8,600
Total gains or (losses) (realized/unrealized)
Included in earnings	402
Included in other comprehensive income	—
Total losses (realized/unrealized)
Included in earnings	(402)
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfer in and/or out of Level 3	—
Ending Balance at March 31, 2010	$8,600

The amount of total gains or (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	—
$—

Short-term investments available-for-sale are valued using a market approach (Level 1) based on the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in active markets. Short-term investments available-for-sale consists of debt securities issued by states of the U.S. and political subdivisions of the states, corporate debt securities and debt securities issued by U.S. government corporations and agencies. All short-term investments available-for-sale have contractual maturities of less than 24 months.

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

Short-term investments available-for-sale included in Level 3 are reported at their fair market value and consist of auction rate securities backed by education loan revenue bonds. One of our auction rate securities is from the Vermont Student Assistance Corporation and has a par value of $2.2 million. The other of our auction rate securities is from the New Hampshire Health and Education Facilities Authority and has a par value of $6.4 million. The ratings for these securities at March 31, 2010, were Baa3/A/AAA and Aaa/NR/AAA, respectively. Historically, we reported the fair market value of these securities at par as differences between par value and the purchase price or settlement value were historically comprised of accrued interest. Auction rate securities are variable rate debt instruments whose interest rates are typically reset approximately every 7 to 35 days. On March 26, 2010, and in prior auction periods beginning in February 2008, the auction process for these securities failed. At March 31, 2010, we reported these as short-term investments at their estimated fair market value of $8.2 million.

In November 2008, we accepted the UBS Auction Rate Securities Rights (the “Rights”) agreement offered by UBS as a liquidity alternative to the failed auction process. This Rights agreement is related to the auction rates securities discussed above. The Rights agreement is a nontransferable right to sell our auction rate securities, at par value, back to UBS at any time during the period June 30, 2010, through July 2, 2012. At March 31, 2010, we reported the Rights agreement at its estimated fair market value of $402,000 as a component of short-term debt securities available for sale.

The estimated fair market value of both the auction rate securities and the Rights agreement was determined using significant unobservable inputs (Level 3) as prescribed by FASB ASC 820. We considered many factors in determining the fair market value of the auction rate securities as well as our corresponding Rights agreement at March 31, 2010, including the fact that the debt instruments underlying the auction rate securities have redemption features which call for redemption at 100% of par value, current credit curves for like securities and discount factors to account for the illiquidity of the market for these securities. During the three month period ended March 31, 2010, we did not make any changes to our valuation techniques or related inputs.

Note 5 – Derivative instruments and hedging activities

FASB ASC 815, Derivatives and Hedging, (FASB ASC 815) requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

We have operations in over 40 countries. Sales outside of the Americas as a percentage of consolidated sales were 59% and 57% for the three month periods ended March 31, 2010 and 2009, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

The vast majority of our foreign sales are denominated in the customers’ local currency. We purchase foreign currency forward and option contracts as hedges of forecasted sales that are denominated in foreign currencies and as hedges of foreign currency denominated receivables. These contracts are entered into to help protect against the risk that the eventual dollar-net-cash inflows resulting from such sales or firm commitments will be adversely affected by changes in exchange rates. We also purchase foreign currency forward contracts as hedges of forecasted expenses that are denominated in foreign currencies. These contracts are entered into to help protect against the risk that the eventual dollar-net-cash outflows resulting from foreign currency operating and cost of revenue expenses will be adversely affected by changes in exchange rates.

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

Cash flow hedges

To help protect against the reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales or expenses over the next one to two years, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue and forecasted expenses denominated in foreign currencies with forward and purchased option contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. For option contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the option contracts net of the premium paid designated as hedges. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money”. We purchase foreign currency forward and option contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, British pound sterling, South Korean won and Hungarian forint) and limit the duration of these contracts to 40 months or less.

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

We held forward contracts with a notional amount of $21.6 million dollar equivalent of Euro, $3.1 million dollar equivalent of British pound sterling, $19 million dollar equivalent of Japanese yen, and $23.3 million dollar equivalent of Hungarian forint at March 31, 2010. These contracts are for terms of up to 24 months. At December 31, 2009, we held forward contracts with a notional amount of $28.6 million dollar equivalent of Euro, $4.0 million dollar equivalent of British pound sterling, $24.4 million dollar equivalent of Japanese yen, and $17.8 million dollar equivalent of Hungarian forint.

We held purchased option contracts with a notional amount of $21.5 million dollar equivalent of Euro at March 31, 2010. These contracts are for terms of up to 12 months. At December 31, 2009, we held purchased option contracts with a notional amount of $28.4 million dollar equivalent of Euro.

At March 31, 2010, we expect to reclassify $4.3 million of gains on derivative instruments from accumulated other comprehensive income to net sales during the next twelve months when the hedged international sales occur, $2.4 million of gains on derivative instruments from accumulated OCI to cost of sales and $1.1 million of gains on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged international expenses occur. Expected amounts are based on derivative valuations at March 31, 2010. Actual results may vary as a result of changes in the corresponding exchange rate subsequent to this date.

We did not record any ineffectiveness during the three months ended March 31, 2010. During the three months ended March 31, 2009, hedges with a notional amount of $14.4 million were determined to be ineffective. As a result, we recorded a net gain of $417,000 related to these hedges as a component of “net foreign exchange gain (loss)”.

Other derivatives

Other derivatives not designated as hedging instruments under FASB ASC 815 consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss)”. As of March 31, 2010 and December 31, 2009, we held foreign currency forward contracts with a notional amount of $37.6 million and $45.2 million, respectively.

The following table presents the fair value of derivative instruments on our Consolidated Balance Sheets and the effect of derivative instruments on our Consolidated Statements of Income.

Fair Values of Derivative Instruments (in thousands):

	Asset Derivatives
	March 31, 2010 (unaudited)		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts – ST forwards	Prepaid expenses and other current assets	$6,476	Prepaid expenses and other current assets	$7,947

Foreign exchange contracts – LT forwards	Other long-term assets	327	Other long-term assets	274

Foreign exchange contracts – ST options	Prepaid expenses and other current assets	2,331	Prepaid expenses and other current assets	1,821

Total derivatives designated as hedging instruments		$9,134		$10,042

Derivatives not designated as hedging instruments

Foreign exchange contracts – ST forwards	Prepaid expenses and other current assets	$1,302	Prepaid expenses and other current assets	$974

Total derivatives not designated as hedging instruments		$1,302		$974

Total derivatives		$10,436		$11,016

	Liability Derivatives
	March 31, 2010 (unaudited)		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts – ST forwards	Accrued expenses and other liabilities	$(33)	Accrued expenses and other liabilities	$—

Foreign exchange contracts – LT forwards	Other long-term liabilities	(110)	Other long-term liabilities	—

Total derivatives designated as hedging instruments		$(143)		$—

Derivatives not designated as hedging instruments

Foreign exchange contracts – ST forwards	Accrued expenses and other liabilities	$(435)	Accrued expenses and other liabilities	$(318)

Total derivatives not designated as hedging instruments		$(435)		$(318)

Total derivatives		$(578)		$(318)

The following tables show the effect of derivative instruments on our Consolidated Statements of Income for the three month periods ended March 31, 2010 and 2009, respectively (in thousands):

March 31, 2010 (unaudited)
Derivatives in Cash Flow Hedging Relationship	Amount of Gain/(Loss) Recognized in OCI (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign exchange contracts – forwards and options	$1,515	Net sales	$1,037	Net foreign exchange gain (loss)	$—

Foreign exchange contracts – forwards and options	(1,391)	Cost of sales	769	Net foreign exchange gain (loss)	—

Foreign exchange contracts – forwards and options	(885)	Operating expenses	368	Net foreign exchange gain (loss)	—

Total	$(761)		$2,174		$—

March 31, 2009 (unaudited)
Derivatives in Cash Flow Hedging Relationship	Amount of Gain/(Loss) Recognized in OCI (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign exchange contracts – forwards and options	$3,796	Net sales	$2,633	Net foreign exchange gain (loss)	$940

Foreign exchange contracts – forwards and options	(2,746)	Cost of sales	(255)	Net foreign exchange gain (loss)	(523)

Foreign exchange contracts – forwards and options	(888)	Operating expenses	(266)	Net foreign exchange gain (loss)	—

Total	$162		$2,112		$417

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		March 31, 2010 (unaudited)	March 31, 2009 (unaudited)
Foreign exchange contracts – forwards	Net foreign exchange gain/(loss)	$439	$3,089

Total		$439	$3,089

Note 6 – Inventories

Inventories, net consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
	(unaudited)

Raw materials	$43,524	$42,121
Work-in-process	2,603	2,042
Finished goods	43,699	42,352
	$89,826	$86,515

Note 7 – Intangibles

Intangibles at March 31, 2010 and December 31, 2009 are as follows (in thousands):

	March 31, 2010			December 31, 2009
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$42,494	$(23,053)	$19,441	$38,928	$(20,455)	$18,473
Acquired technology	32,830	(21,775)	11,055	28,022	(20,967)	7,055
Patents	19,482	(5,611)	13,871	19,033	(5,377)	13,656
Leasehold equipment and other	12,978	(8,976)	4,002	12,577	(8,371)	4,206
	$107,784	$(59,415)	$48,369	$98,560	$(55,170)	$43,390

Software development costs capitalized for the three month periods ended March 31, 2010 and 2009 were $3.6 million and $3.1 million, respectively, and related amortization expense was $2.6 million and $2.1 million, respectively. Capitalized software development costs for the three month periods ended March 31, 2010 and 2009, included costs related to stock based compensation of $163,000 and $156,000, respectively. Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Patents are amortized using the straight-line method over their estimated period of benefit, generally ten to seventeen years. Total intangible assets amortization expenses were $4.2 million and $3.6 million for the three months ended March 31, 2010 and March 31, 2009, respectively.

Acquired core technology and intangible assets are amortized over their useful lives, which range from three to eight years. Amortization expense for acquisition related intangibles was approximately $844,000 and $1.0 million for the three months ended March 31, 2010 and March 31, 2009, respectively, of which approximately $722,000 and $887,000 was recorded in cost of sales, respectively, and approximately $122,000 and $126,000 was recorded in operating expenses for the three months ended March 31, 2010 and March 31, 2009, respectively.

Note 8 – Goodwill

The carrying amount of goodwill as of March 31, 2010, is as follows (in thousands):

Amount
Balance as of December 31, 2009	$64,779
Acquisitions	5,000
Divestitures	—
Foreign currency translation impact	(483)
Balance as of March 31, 2009	$69,296

The excess purchase price over the fair value of assets acquired is recorded as goodwill. As we have one operating segment, we allocate goodwill to one reporting unit for goodwill impairment testing. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 28, 2010. No impairment of goodwill has been identified during the period presented. Goodwill is deductible for tax purposes in certain jurisdictions.

On February 1, 2010, we acquired all of the outstanding shares of a privately-held company for $2.2 million in net cash, $3.0 million in shares of our common stock with the remainder to be paid in cash over the next four years. The purchase price allocation for this acquisition included net working capital of $1.1 million, amortizable intangible assets of $5.0 million, and goodwill of $5.0 million. Our consolidated financial statements include the operating results from the date of acquisition.

Note 9 – Income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We had $10.9 million and $11.1 million of unrecognized tax benefits at March 31, 2010 and December 31, 2009, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross decrease in unrecognized tax benefits of $1.1 million for the three month period ended March 31, 2010, as a result of a settlement with a taxing authority. As of March 31, 2010, it is deemed reasonable that we will recognize tax benefits in the amount of $2.4 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority. Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2010, we have approximately $744,000 accrued for interest related to uncertain tax positions. The tax years 2003 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 6% and 115% for the three month periods ended March 31, 2010 and 2009, respectively. For the three month period ended March 31, 2010, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of a tax benefit from equity awards that do not ordinarily result in a tax benefit, the partial release of a deferred tax asset valuation allowance, an enhanced deduction for certain research and development expenses, increased profits in foreign jurisdictions with reduced income tax rates and a decrease in unrecognized tax benefits for uncertain tax positions. For the three months ended March 31, 2009, our effective tax rate was higher than the U.S. federal statutory rate of 35% as a result of non-deductible stock-based compensation expense, a change in a valuation allowance related to deferred tax assets for which tax benefits were previously recognized and the partial release of a deferred tax asset valuation allowance. The partial release of the valuation allowance had the effect of increasing our effective tax rate in the three months ended March 31, 2009, because we reported a net loss before taxes in that period.

The tax position of our Hungarian operation continues to benefit from assets created by the restructuring of our operations in Hungary. In addition, effective January 1, 2010, a new tax law in Hungary provides for an enhanced deduction for the qualified research and development expenses of NI Hungary Software and Hardware Manufacturing Kft. (“NI Hungary”). During the three months ended December 31, 2009, we obtained confirmation of the application of this new tax law for the qualified research and development expenses of NI Hungary. Partial release of the valuation allowance on assets from the restructuring and the enhanced tax deduction for research expenses resulted in income tax benefits of $3.2 and $1.1 million for the three month periods ended March 31, 2010 and 2009, respectively.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward and option contracts and securities available for sale. Comprehensive income for the three month periods ended March 31, 2010 and March 31, 2009, was as follows (in thousands):

	Three Months Ended
	March 31,
	(unaudited)
	2010	2009
Comprehensive income:
Net income	$18,353	$358
Foreign currency translation (losses), net of taxes	(3,962)	(2,775)
Unrealized (losses) on derivative instruments, net of taxes	(3,345)	(78)
Unrealized gains/(losses) on available for sale securities, net of taxes	1,877	(180)
Total comprehensive income	$12,923	$(2,675)

Note 11 – Stock-based compensation plans

Stock option plans

Our stockholders approved the 1994 Incentive Stock Option Plan (the “1994 Plan”) on May 9, 1994. At the time of approval, 9,112,500 shares of our common stock were reserved for issuance under this plan. In 1997, an additional 7,087,500 shares of our common stock were reserved for issuance under this plan, and an additional 750,000 shares were reserved for issuance under this plan, as amended, in 2004. The 1994 Plan terminated in May 2005, except with respect to outstanding awards previously granted thereunder. Awards under the plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares vests over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and revenue growth but shares cannot accelerate to vest over a period of less than five years. Stock options must be exercised within ten years from date of grant. Stock options were issued at the market price at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the three months ended March 31, 2010, we did not make any changes in accounting principles or methods of estimates.

Restricted stock plan

Our stockholders approved our 2005 Incentive Plan on May 10, 2005. At the time of approval, 2,700,000 shares of our common stock were reserved for issuance under this plan, as well as the number of shares which had been reserved but not issued under the 1994 Plan (our incentive stock option plan which terminated in May 2005), and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and restricted stock units (“RSUs”) to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. Shares available for grant at March 31, 2010 were 2,256,408. We estimate potential forfeitures of RSUs and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the three months ended March 31, 2010, we did not make any changes in accounting principles or methods of estimates.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. We had 1,573,211 shares of common stock reserved for future employee purchases under this plan at March 31, 2010. We issued 181,860 shares under this plan in the three month period ended March 31, 2010. The weighted average fair value of the employees’ purchase rights was $22.70 per share and was estimated using the Black-Scholes model. During the three months ended March 31, 2010, we did not make any changes in accounting principles or methods of estimates.

For the three months ended March 31, 2010 and March 31, 2009, stock-based compensation recorded as a component of cost of sales, sales and marketing, research and development, and general and administrative was as follows (in thousands):

	Three Months Ended
	March 31,
	(unaudited)
	2010	2009
Stock-based compensation
Cost of sales	$362	$310
Sales and marketing	2,104	2,185
Research and development	1,765	1,737
General and administrative	685	799
	4,916	5,031
Provision for income taxes	(1,545)	(3,014)
Total	$3,371	$2,017

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

Note 12 – Segment information

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

Total net sales, operating income, interest income and long-lived assets, classified by the major geographic areas in which we operate, are as follows (in thousands):

	Three Months Ended March 31,
	(unaudited)
	2010	2009
Net sales:
Americas:	$79,197	$68,439

Europe:	57,923	49,480

Asia Pacific:	53,971	39,880
	$191,091	$157,799

	Three Months Ended March 31,
	(unaudited)
	2010	2009
Operating income (loss):
Americas	$13,379	$5,307
Europe	27,039	16,780
Asia Pacific	17,650	10,223
Unallocated:
Research and development expenses	(38,546)	(34,789)
	$19,522	$(2,479)

	Three Months Ended March 31,
	(unaudited)
	2010	2009
Interest income:
Americas	$111	$294
Europe	159	274
Asia Pacific	30	21
	$300	$589

	March 31, 2010	December 31, 2009
	(unaudited)
Long-lived assets:
Americas	$100,555	$100,489
Europe	35,407	36,555
Asia Pacific	16,605	16,221
	$152,567	$153,265

Total sales outside the United States for the three month periods ended March 31, 2010 and 2009 were $119.4 million and $96.2 million, respectively.

Note 13 – Commitments and Contingencies

We offer a one-year limited warranty on most hardware products, with a two or three-year warranty on a subset of our hardware products, which is included in the sales price of many of our products. Provision is made for estimated future warranty costs at the time of the sale, for the estimated costs that may be incurred under the basic limited warranty. Our estimate is based on historical experience and product sales during this period.

The warranty reserve for the three month periods ended March 31, 2010 and 2009, respectively, was as follows (in thousands):

	Three Months Ended
	March 31,
	(unaudited)
	2010	2009
Balance at the beginning of the period	$921	$952
Accruals for warranties issued during the period	485	496
Settlements made (in cash or in kind) during the period	(484)	(602)
Balance at the end of the period	$922	$846

As of March 31, 2010, we have outstanding guarantees for payment of foreign operating leases, customs and foreign grants totaling approximately $5.1 million.

As of March 31, 2010, we have non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7.5 million over the next twelve months.

Note 14 – Recently issued accounting pronouncements

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

In January 2010, the FASB updated FASB ASC 820, Fair Value Measurements and Disclosures (FASB ASC 820) that requires additional disclosures and clarifies existing disclosures regarding fair value measurements. The additional disclosures include 1) transfers in and out of Levels 1 and 2 and 2) activity in Level 3 fair value measurements. The update provides amendments that clarify existing disclosures on 1) level of disaggregation and 2) disclosures about inputs and valuation techniques. This update will be effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the update on January 1, 2010 as required and concluded it did not have a material impact on our consolidated financial position or results of operations.

In February 2010, the FASB updated FASB ASC 855, Subsequent Events (FASB ASC 855) that requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued. For an SEC filer, this guidance also eliminates the required disclosure of the date through which subsequent events are evaluated.  This update is effective upon issuance. We adopted the update on January 1, 2010 as required and concluded it did not have a material impact on our consolidated financial position or results of operations.

Note 15 – Litigation

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

An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court's decision of September 23, 2003 (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks’ declaratory judgment complaint, denying MathWorks’ claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks’ modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court's denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. On November 22, 2006, the District Court lifted the stay. The case schedule has yet to be set in this action. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred.  In the fourth quarter of 2006, we accrued an additional $600,000 related to this contingency. During the third quarter of 2009, we reduced the accrual by $2 million and during the first quarter of 2010, we reduced the accrual by an additional $1,037,000 to reflect a decrease in the estimated costs that are probable of being incurred in this action. To date, we have charged a cumulative total of $623,000 against this accrual. At March 31, the remaining accrual was $936,000.

Note 16 – Subsequent events

We have evaluated subsequent events through the date the financial statements were issued.

On April 21, 2010, our Board of Directors declared a quarterly cash dividend of $0.13 per common share, payable June 1, 2010, to shareholders of record on May 10, 2010.

On April 21, 2010, our Board of Directors approved a new share repurchase plan that increased the aggregate number of shares of common stock that we are authorized to repurchase from 674,098 to 3.0 million.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding our future financial performance or operations (including, without limitation, statements to the effect that we “believe,” "expect," "plan," "may," "will," "project," "continue," or "estimate" or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” beginning on page 34, and the discussion below. Readers are also encouraged to refer to the documents regularly filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for further discussion of our business and the risks attendant thereto.

Overview

National Instruments Corporation (“we”, “us” or “our”) is a leading supplier of measurement and automation products that engineers and scientists use in a wide range of industries. These industries comprise a large and diverse market for design, control and test applications. We provide flexible application software and modular, multifunctional hardware that users combine with industry-standard computers, networks and third party devices to create measurement, automation and embedded systems, which we also refer to as “virtual instruments”. Our approach gives customers the ability to quickly and cost-effectively design, prototype and deploy unique custom-defined solutions for their design, control and test application needs. We sell to a large number of customers in a wide variety of industries. No single customer accounted for more than 3% of our sales in the three months ended March 31, 2010 or in the years 2009, 2008 or 2007.

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

We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 59% and 57% or our revenues for the three month periods ended March 31, 2010 and 2009, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 12 – Segment information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and long-lived assets).

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

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. Our customers across all industries and geographic regions demonstrated reduced order patterns throughout most of 2009.  During the fourth quarter of 2009, we began to see positive trends in the order patterns of our customers and have seen those trends continue during our first quarter of 2010. These positive order trends are consistent with the expansion we have seen in the global industrial economy as measured by the global PMI which has risen from 50 in July 2009 to 57 in March 2010. We have seen these positive trends across all geographic regions and across all the vertical markets that we serve although the strength of the trend varies by region and by market. We are unable to predict whether the current expansion cycle, as measured by the PMI, will be sustained throughout 2010. If this expansion cannot be sustained, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and therefore harm our business and result of operations. Our key strategies are to maintain a stable gross margin and to optimize our operating cost structure while maintaining strong employee productivity.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended
	March 31,
	2010	2009
Net sales:
Americas	41.4%	43.4%
Europe	30.3	31.3
Asia Pacific	28.3	25.3
Consolidated net sales	100.0	100.0
Cost of sales	22.6	25.9
Gross profit	77.4	74.1
Operating expenses:
Sales and marketing	39.0	43.6
Research and development	20.2	22.1
General and administrative	8.0	10.0
Total operating expenses	67.2	75.7
Operating income (loss)	10.2	(1.6)
Other income (expense):
Interest income	0.2	0.4
Net foreign exchange gain (loss)	(0.4)	(0.4)
Other income (expense), net	0.2	0.1
Income (loss) before income taxes	10.2	(1.5)
Provision for (benefit from) income taxes	0.6	(1.7)
Net income	9.6%	0.2%

Net Sales.  Consolidated net sales were $191 million and $158 million for the three month periods ended March 31, 2010 and 2009, respectively, an increase of 21%.  This increase can be attributed to increases in sales volume across all areas of our business. Products in the areas of virtual instrumentation and graphical system design, which comprised approximately 92% of our revenue in the three months ended March 31, 2010, saw a year-over-year revenue increase of 19%. Instrument control products, which comprised approximately 8% of our revenues in the three months ended March 31, 2010, saw a year-over-year revenue increase of 48%. For the three months ended March 31, 2009, instrument control products comprised 6% of our revenues, while virtual instrumentation and graphical system design comprised 94% of our revenues. Our instrument control products are the most economically sensitive portion of our revenue. We did not take any significant action with regard to product pricing during the three months ended March 31, 2010, and thus, the increase in revenues is attributable to an increase in customer orders.

Sales in the Americas were $79 million and $68 million for the three month periods ended March 31, 2010 and 2009, respectively, an increase of 16%. Sales outside of the Americas, as a percentage of consolidated sales, increased to 59% for the three months ended March 31, 2010 compared to 57% for the comparable period in 2009. Sales in Europe were $58 million and $49 million for the three month periods ended March 31, 2010 and 2009, respectively, an increase of 17%. Sales in Asia were $54 million and $40 million for the three month periods ended March 31, 2010, and 2009, respectively, an increase of 35%. We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

Almost all sales made by our direct sales offices in the non U.S. Americas, in Europe and in Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. For the three months ended March 31, 2010, net of hedging results, the change in exchange rates had the effect of increasing our consolidated sales by $12 million or 7%, increasing Americas sales by $1.5 million or 2%, increasing European sales by $7 million or 14%, and increasing sales in Asia Pacific by $3.1 million or 8% compared to the three months ended March 31, 2009.

Gross Profit.  As a percentage of sales, gross margin was 77% and 74% for the three month periods ended March 31, 2010, and 2009, respectively. Gross margin increased in the three months ended March 31, 2010, primarily as a result of increased sales volumes compared to the same period in 2009. For the three months ended March 31, 2010, charges related to acquisition related intangibles and stock based compensation decreased to $1.1 million from $1.2 million during the comparable period in 2009. For the three months ended March 31, 2010, the net impact of foreign currency exchange rates had the effect of increasing our cost of goods sold by $759,000 million or 2%.

Sales and Marketing.  Sales and marketing expenses were $74 million and $69 million for the three month periods ended March 31, 2010, and 2009, respectively, an increase of 8%. As a percentage of net sales, sales and marketing expenses were 39% and 44% over the same periods. The decrease in sales and marketing expense as a percentage of revenue was due to the 21% increase in revenue during the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The increase in sales and marketing expenses in absolute dollars was due to an increase in personnel related expenses of $2.3 million which includes commissions and variable compensation, as well as an increase caused by the net impact of changes in foreign currency exchange rates of $3.5 million. We plan to continue to make investments in our field sales force during the remainder of 2010. However, our field sales expansion during the remainder of 2010 will likely be targeted to strategic areas of need, whether technical or regional. We expect sales and marketing expenses in future periods to continue to fluctuate as a percentage of sales based on recruiting, marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

Research and Development.  Research and development expenses were $39 million and $35 million for the three month periods ended March 31, 2010, and 2009, respectively, an increase of 11%. As a percentage of net sales, research and development expenses were 20% and 22% over the same periods. The decrease in research and development expenses as a percentage of revenue was due to the 21% increase in revenue during the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The increase in research and development expenses in absolute dollars was due to an increase in personnel related expenses of $3.1 million which primarily consist of benefits and variable compensation as well as an increase caused by the net impact of changes in foreign currency exchange rates of $740,000. The suspension of temporary cost cutting measures implemented during 2009, which included a company-wide wage reduction as well as a reduction in the number of accrued vacation hours that employees were allowed to carry beyond the end of a fiscal year, resulted in an additional cost increase of $955,000 compared to the first quarter of 2009. We plan to continue to make additional investments in our research and development group during the remainder of 2010. However, our research and development expansion during the remainder of 2010 will likely be targeted to strategic areas of need.

We capitalize software development costs in accordance with FASB ASC 985.  We amortize such costs over the related product’s estimated economic life, generally three years, beginning when a product becomes available for general release. Software amortization expense included in cost of goods sold totaled $2.6 million and $2.1 million during the three month periods ended March 31, 2010 and 2009, respectively. Internally developed software costs capitalized during the three month periods ended March 31, 2010 and 2009, were $3.6 million and $3.1 million, respectively. Capitalization of internally developed software costs varies depending on the timing of when each project reaches technological feasibility and the length and scope of the development cycle of each individual project. (See Note 7 - Intangibles of Notes to Consolidated Financial Statements for a description of intangibles).

General and Administrative.  General and administrative expenses were $15 million and $16 million for the three month periods ended March 31, 2010 and 2009, respectively, a decrease of 3%. As a percentage of net sales, general and administrative expenses were 8% and 10% over the same periods. The decrease in general and administrative expenses as a percentage of revenue was driven by the 21% increase in revenue during the three months ended March 31, 2010, compared to the three months ended March 31, 2009. During the three months ended March 31, 2010, we recorded a reduction of our patent litigation accrual which resulted in a non-cash decrease to our general and administrative expenses of $1.1 million. This decrease was offset to some extent by personnel related expenses consisting of variable compensation had the effect of increasing general and administrative expenses by $400,000 and the net impact of changes in foreign currency exchange rates had the effect of increasing our general and administrative expenses by $541,000. We expect that general and administrative expenses in future periods will fluctuate in absolute dollars and as a percentage of revenue.

Interest Income.  Interest income was $300,000 and $589,000 for the three month periods ended March 31, 2010 and 2009, respectively, a decrease of 49%. The decrease is attributable to a continued decrease in investment yields. The source of interest income is from the investment of our cash and short-term and long-term investments.

Net Foreign Exchange Gain (Loss).  Net foreign exchange (loss) was ($698,000) and ($702,000) for the three month periods ended March 31, 2010 and 2009, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange gain (loss)”. Our hedging strategy reduced our foreign exchange losses by $439,000 and $3.1 million during the three month periods ended March 31, 2010 and 2009, respectively.

To protect against the change in the value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales and expenses over the next one to two years, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue and forecasted expenses denominated in foreign currencies with forward and option contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. For purchased option contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the option contracts designated as hedges, net of the premium paid. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” We purchase foreign currency forward and option contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, British pound sterling and Hungarian forint) and limit the duration of these contracts to 40 months or less. As a result, our hedging activities only partially address our risks from foreign currency transactions, and there can be no assurance that this strategy will be successful. We do not invest in contracts for speculative purposes. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a description of our forward and purchased option contracts and hedged positions).

Provision for Income Taxes.  Our provision for income taxes reflected an effective tax rate of 6% and 115% for the three month periods ended March 31, 2010 and 2009, respectively. The decrease in our effective tax rate for the three months ended March 31, 2010, compared to March 31, 2009, was due to the following;

Effective tax rate for the three months ended March 31, 2009	115%
Decrease in unrecognized tax benefits for uncertain tax positions	(47%)
Change in valuation allowance related to deferred tax assets for which tax benefits were previously recognized, recorded during the three months ended March 31, 2009	(18%)
Increased profits in foreign jurisdictions with reduced income tax rates	(17%)
Decrease in non-deductible stock-based compensation expense as a percentage of net income	(14%)
Enhanced deduction for certain research and development expenses in 2010	(12%)
Increase in the tax benefit from equity awards that do not ordinarily result in a tax benefit	(6%)
Increase in the partial release of a deferred tax asset valuation allowance	(3%)
Other	(2%)
Expiration of the research and development tax credit as of December 31, 2009	10%
Effective tax rate for the three months ended March 31, 2010	6%

(See Note 9 – Income taxes of Notes to Consolidated Financial Statements for further discussion regarding our effective tax rate and a discussion of income taxes at the U.S. federal statutory income tax rate of 35% and our effective tax rate).

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments.  The following table presents our working capital, cash and cash equivalents and marketable securities (in thousands):

	March 31, 2010	December 31, 2009	Increase/ (Decrease)
	(unaudited)
Working capital	$407,561	$413,759	$(6,198)
Cash and cash equivalents (1)	184,618	201,465	(16,847)
Short-term investments (1)	110,952	87,196	23,756
Total cash, cash equivalents, short and long-term investments	$295,570	$288,661	$6,909

(1)         Included in working capital

Our working capital decreased by $6 million during the three months ended March 31, 2010, compared to December 31, 2009, due to the net effect of cash provided by operations offset by repurchases of shares of our common stock, dividend payments and capital expenditures.

Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our cash and investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $33 million U.S. dollar equivalent that is denominated in Euro. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. In some countries repatriation of certain foreign balances is restricted by local laws. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

Cash Provided and (Used) in 2010 and 2009.  Cash and cash equivalents decreased to $185 million at March 31, 2010 from $201 million at December 31, 2009. The following table summarizes the proceeds and (uses) of cash (in thousands):

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Cash provided by operating activities	$41,601	$24,806
Cash (used by) investing activities	(38,195)	(15,282)
Cash (used by) financing activities	(20,253)	(11,476)
Net (decrease) in cash equivalents	(16,847)	(1,952)
Cash and cash equivalents at beginning of year	201,465	229,400
Cash and cash equivalents at end of period	$184,618	$227,448

Our operating activities provided cash of $42 million and $25 million for the three month periods ended March 31, 2010 and 2009, respectively, a 68% increase. For the three months ended March 31, 2010, cash provided by operating activities was the result of $18 million of net income, $18 million in net non-cash operating expenses which consisted of depreciation and amortization, stock-based compensation and benefits from deferred income taxes, and by $6 million in net cash provided by changes in operating assets and liabilities, principally a $10 million increase in accounts payable, deferred revenue and tax and other liabilities, offset by a $3.9 million increase in accounts receivable, inventories and prepaid expenses and other assets. For the three months ended March 31, 2009, cash provided by operating activities was the result of $12 million in net non-cash operating expenses which consisted of depreciation and amortization, stock-based compensation, benefits from deferred income taxes, and by $12 million in net cash provided by changes in operating assets and liabilities, principally a $31 million decrease in accounts receivable.

Accounts receivable was relatively constant at $105 million at March 31, 2010 compared to $104 million at December 31, 2009. Days sales outstanding was 49 days at March 31, 2010, compared to 61 days at December 31, 2009. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may face issues gaining access to sufficient funding or credit.

Consolidated inventory balances increased to $90 million at March 31, 2010 from $87 million at December 31, 2009. Inventory turns were 2.0 at March 31, 2010, compared to 1.8 at December 31, 2009. The increase in inventory during the three months ended March 31, 2010, was driven by an increase in our manufacturing activities in response to the positive order trends we have seen over the last six months. Our inventory levels will continue to be determined based upon our anticipated demand for products and our need to keep sufficient inventory on hand to meet our customers’ demands. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels. Rapid changes in customer demand could have a significant impact on our inventory balances in future periods.

Investing activities used cash of $38 million during the three months ended March 31, 2010, which was the result of the net purchase of $27 million of short-term investments, the purchase of property and equipment of $5 million, and capitalization of internally developed software of $3.4 million. Investing activities used cash of $15 million during the three months ended March 31, 2009, which was the result of the net purchase of $8 million of short-term investments, the purchase of property and equipment of $3.0 million, capitalization of internally developed software of $3.1 million and the acquisition of other intangibles of $1.3 million.

Financing activities used $20 million during the three months ended March 31, 2010, which was the result of $31 million used to repurchase our common stock and $10 million used to pay dividends to our stockholders, offset by $22 million received as a result of the issuance of our common stock from the exercise of stock options and our employee stock purchase plan. The repurchase of our common stock resulted in a reduction to common stock of $10,000, a reduction to paid in capital of $4.4 million and a reduction to retained earnings of $27 million. Financing activities used $11 million during the three months ended March 31, 2009, which was the result of $9 million used to repurchase our common stock and $9 million used to pay dividends to our stockholders, offset by $7 million received as a result of the issuance of our common stock from the exercise of stock options and our employee stock purchase plan.

From time to time our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. Under such programs, we repurchased a total of 1,014,229 shares of our common stock at a weighted average price per share of $30.50 during the three months ended March 31, 2010, and 1,443,441 and 4,110,042 shares of our common stock at weighted average prices of $23.96 and $25.22 per share, in the years ended December 31, 2009 and 2008, respectively.

On April 21, 2010, our Board of Directors approved a new share purchase plan which increased the aggregate number of shares of common stock that we are authorized to repurchase from 674,098 to 3.0 million. This repurchase plan does not have an expiration date.

During the three months ended March 31, 2010, we received increased proceeds from the exercise of stock options compared to the three months ended March 31, 2009. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control and in the future, we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, since 2005 it has been our practice to issue restricted stock units and not stock options to eligible employees which will reduce the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to us.

Contractual Cash Obligations.  Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. As of March 31, 2010, we have non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $8 million. At December 31, 2009, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7 million.

Guarantees are related to payments of customs and foreign grants. As of March 31, 2010, we have outstanding guarantees for payment of customs and foreign grants totaling approximately $5 million. As of December 31, 2009, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $5 million.

Off-Balance Sheet Arrangements.  We do not have any debt or off-balance sheet debt. As of March 31, 2010 and December 31, 2009, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Prospective Capital Needs.  We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, payment of dividends to our stockholders and repurchases of our common stock for at least the next 12 months. However, we may choose or be required to raise additional funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. Historically, we have not had to rely on debt, public or private, to fund our operating, financing or investing activities. We could also choose or be required to reduce certain expenditures, such as payments of dividends or repurchases of our common stock. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•
general economic and political conditions and specific conditions in the markets we address, including the continuing fluctuations in the industrial economy, current general economic conditions and trends in the industrial economy in various geographic regions in which we do business;

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

Recently Issued Accounting Pronouncements

See Note 14 – Recently Issued Accounting Pronouncements in Notes to Consolidated Financial Statements.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

Response to this item is included in Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations above.

Financial Risk Management

Our international sales are subject to inherent risks, including fluctuations in local economies; fluctuations in foreign currencies relative to the U.S. dollar; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Net of hedging results, the change in exchange rates had the effect of increasing our consolidated sales by $12 million or 7% for the three months ended March 31, 2010, compared to the same period in 2009. If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing our operating expenses by $4.8 million or 4% for the three months ended March 31, 2010, compared to the same period in 2009. Currently, we are experiencing significant volatility in foreign currency exchange rates in many of the markets in which we do business. This has had a significant impact on the revaluation of our foreign currency denominated firm commitments and on our ability to forecast our U.S. dollar equivalent revenues and expenses. In the past, these dynamics have also adversely affected our revenue growth in international markets and will likely pose similar challenges in the future. Our foreign currency hedging program includes both foreign currency forward and purchased option contracts to reduce the effect of exchange rate fluctuations. However, our hedging program will not eliminate all of our foreign exchange risks, particularly when market conditions experience the recent level of volatility. (See Note 5 – Derivative instruments and hedging activities of Notes to Consolidated Financial Statements).

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

Cash, Cash Equivalents and Short-Term Investments

At March 31, 2010, we had $296 million in cash, cash equivalents and short-term investments. We maintain cash and cash equivalents and short-term investments with various financial institutions located in many countries throughout the world. Approximately $118 million or 40% of these amounts were held in domestic accounts with various financial institutions and $178 million or 60% was held in accounts outside of the U.S. with various financial institutions. At March 31, 2010, $74 million or 40% of our cash and cash equivalents was held in cash in various operating accounts throughout the world, and $111 million or 60% was held in money market accounts. The most significant of our operating accounts was our domestic operating account which held approximately $14 million or 8% of our total cash and cash equivalents at a bank that carried an A1 rating at March 31, 2010. Our short-term investment balance is comprised of $46 million or 41% held in our investment accounts in the U.S. and $65 million or 59% held in investment accounts of our foreign subsidiaries.

Short-term debt securities available-for-sale included auction rate securities backed by education loan revenue bonds. One of our auction rate securities is from the Vermont Student Assistance Corporation and has a par value of $2.2 million. The other of our auction rate securities is from the New Hampshire Health and Education Facilities Authority and has a par value of $6.4 million. The ratings for these securities at March 31, 2010, were Baa3/A/AAA and Aaa/NR/AAA, respectively. Historically, we reported the fair market value of these securities at par as differences between par value and the purchase price or settlement value were historically comprised of accrued interest. Auction rate securities are variable rate debt instruments whose interest rates are typically reset approximately every 7 to 35 days. On March 26, 2010, and in prior auction periods beginning in February 2008, the auction process for these securities failed. At March 31, 2010, we reported these as short-term investments at their estimated fair market value of $8.2 million.

In November 2008, we accepted the UBS Auction Rate Securities Rights (the “Rights”) agreement offered by UBS as a liquidity alternative to the failed auction process. This Rights agreement is related to the auction rates securities discussed above. The Rights agreement is a nontransferable right to sell our auction rate securities, at par value, back to UBS at any time during the period June 30, 2010, through July 2, 2012. At March 31, 2010, we reported the Rights agreement at its estimated fair market value of $402,000 as a component of short-term debt securities available for sale.

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

We maintain an investment portfolio of various types of security holdings and maturities. Pursuant to FASB ASC 820, cash equivalents and short-term investments available-for-sale are valued using a market approach (Level 1) based on the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in active markets. The estimated fair market value of both the auction rate securities and the Rights agreement was determined using significant unobservable inputs (Level 3) as prescribed by FASB ASC 820. See Note 4 – Fair value measurements in Notes to Consolidated Financial Statements for further discussion of our auction rate securities and our Rights agreement.

The goal of our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the full investment of available funds. We place our cash investments in instruments that meet credit quality standards, as specified in our corporate investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. Other than our auction rate securities discussed above, at March 31, 2010, our cash equivalents and short-term investments carried ratings from the major credit rating agencies that were in accordance with our corporate investment policy. Our investment policy allows investments in the following; government and federal agency obligations, repurchase agreements (“Repos”), certificates of deposit and time deposits, corporate obligations, medium term notes and deposit notes, commercial paper including asset-backed commercial paper (“ABCP”), puttable bonds, general obligation and revenue bonds, money market funds, taxable commercial paper, corporate notes/bonds, municipal notes, municipal obligations, variable rate demand notes and tax exempt commercial paper. All such instruments must carry minimum ratings of A1/P1/F1, MIG1/VMIG1/SP1 and A2/A/A, as applicable, all of which are considered “investment grade”. Our investment policy for marketable securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months with at least 10% maturing in 90 days or less.

We account for our investments in debt and equity instruments under FASB ASC 320 Investments – Debt and Equity Securities (FASB ASC 320). Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of shareholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments at March 31, 2010 and December 31, 2009 was $111 million and $87 million, respectively. The increase was due to the net purchase of $27 million of short-term investments. The net purchase of $27 million of short term investments was done to continue the diversification our holdings from money market accounts to debt securities and to take advantage of higher yields associated with longer maturity debt securities.

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

In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of March 31, 2010, a 100 basis point increase or decrease in interest rates across all maturities would result in a $807,000 increase or decrease in the fair market value of the portfolio. As of December 31, 2009, a similar 100 basis point shift in the yield curve would have resulted in a $614,000 increase or decrease in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is a other than temporary impairment.

Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of March 31, 2010, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

Economic conditions during the first half of 2009 had negative effects on the financial markets.  In response to these conditions, we shifted a larger percentage of our portfolio to money market funds, U.S. Treasuries and time deposits. This had a negative impact on our investment income. As we have noted continued stabilization in the financial markets, we have diversified our holdings to include debt securities with maturities up to 18 months to take advantage of higher yields associated with longer maturities. However, yields, even at longer maturities, remain at or near historic lows. We weight the benefit of the higher yields associated with longer maturities against the interest rate risk and credit rating risk, also associated with these longer maturities when making these decisions. We cannot predict when interest rates and investment yields will rise. If yields continue to stay at these low levels, our investment income will continue to be negatively impacted.

Exchange Rate Risk

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. The principal currencies hedged are the Euro, British pound, Japanese yen and Hungarian forint. We monitor our foreign exchange exposures regularly to help ensure the overall effectiveness of our foreign currency hedge positions. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at March 31, 2010 and December 31, 2009, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $18 million and $22 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

Item 4.              Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer, Dr. James Truchard, and our Chief Financial Officer, Alex Davern, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), required by paragraph (b) of Rule 13a – 15 or Rule 15d – 15, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level, to ensure the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated there under, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our assessment of the effectiveness of our internal controls over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute assurance that the control system’s objectives will be met. We continue to enhance our internal control over financial reporting in key functional areas with the goal of monitoring our operations at the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required under Auditing Standard No. 5 issued by the Public Company Accounting Oversight Board. We discuss and disclose these matters to the audit committee of our board of directors and to our auditors. During the three months ended March 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a – 15 or Rule 15d – 15 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

See Note 15 – Litigation in Notes to Consolidated Financial Statements.

ITEM 1A.                   RISK FACTORS

Fluctuations in General Economic Conditions and in the Global Credit and Equity Markets Have Adversely Affected Our Financial Condition and Results of Operations.  Our business is sensitive to fluctuations in general economic conditions, both in the U.S. and globally. The continuing uncertainty regarding the availability of credit could negatively impact the spending patterns of businesses including our current and potential customers which may have an adverse effect on our revenues and therefore harm our business and results of operations. Historically, our business cycles have corresponded to changes in the global Purchasing Managers Index (“PMI”). The global PMI has risen from 50 in July 2009 to 57 in March 2010 which is indicative of an expanding economy. However, we are unable to predict whether the current expansion cycle, as measured by the PMI, will be sustained throughout 2010. If this expansion is not sustained, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and therefore harm our business and result of operations.

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

Negative Conditions in the Global Credit Markets Have Impaired the Liquidity of a Portion of Our Investment Portfolio.  Our short-term investments include auction rate securities backed by education loan revenue bonds. One of our auction rate securities is from the Vermont Student Assistance Corporation and has a par value of $2.2 million. The other of our auction rate securities is from the New Hampshire Health and Education Facilities Authority and has a par value of $6.4 million. On March 26, 2010, and in prior auction periods beginning in February 2008, the auction process for these securities failed. These auction rate securities are classified as available-for-sale. The auction rate market is not expected to provide liquidity for these securities in the foreseeable future. Should we need or desire to access the funds invested in those securities prior to their maturity or prior to our exercise period under our Rights agreement with UBS, we may be unable to find a buyer in a secondary market outside the auction process or if a buyer in a secondary market is found, we would likely realize a loss. See Note 4 – Fair value measurements in Notes to Consolidated Financial Statements for further discussion of our auction rate securities.

We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results.  During the fourth quarter of 2009, we established an operating budget for 2010. Our budgets are established based on the estimated revenue from sales of our products which are based on economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. If demand for our products in 2010 is less than the demand we anticipated in setting our 2010 budget, our operating results could be negatively impacted. If we exceed the level of expenses established in our 2010 operating budget or if we cannot reduce budgeted expenditures in response to a decrease in revenue, our operating results could be adversely affected. Our spending could exceed our budgets due to a number of factors, including:

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

We are Subject to Risks Associated with Our Centralization of Inventory and Distribution.  Currently, shipments to our customers worldwide are primarily sourced from our warehouse facility in Debrecen, Hungary. Shipments to some of our customers in Asia are currently made either out of local inventory managed by our branch operations in various Asian countries or from a centralized distribution point in Singapore. We plan to continue to devote resources to centralizing our distribution to a limited number of shipping points. Our centralization of inventory and distribution from a limited number of shipping points is subject to inherent risks, including:

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

A Substantial Majority of Our Manufacturing Capacity is Located in Hungary.  Our Hungarian manufacturing and warehouse facility sources a substantial majority of our sales. During the three months ended March 31, 2010, we continued to maintain and enhance the systems and processes that support the direct shipment of product orders to our customers worldwide from our manufacturing facility in Hungary. In order to enable timely shipment of products to our customers we also maintain the vast majority of our inventory at our Hungary warehouse facility. In addition to being subject to the risks of maintaining such a concentration of manufacturing capacity and global inventory, this facility and its operation are also subject to risks associated with doing business internationally, including:

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

Our Income Tax Rate is Affected by our Tax Benefits in Hungary.  As a result of certain foreign investment incentives available under Hungarian law, the profit from our Hungarian operation was subject to a reduced income tax rate. This special tax status terminated on January 1, 2008, with the merger of our Hungarian manufacturing operations with its Hungarian parent company. In addition, effective January 1, 2010, a new tax law in Hungary provides for an enhanced deduction for the qualified research and development expenses of NI Hungary Software and Hardware Manufacturing Kft. (“NI Hungary”). During the three months ended December 31, 2009, we obtained confirmation of the application of this new tax law for the qualified research and development expenses of NI Hungary. Partial release of the valuation allowance on assets from the restructuring and the enhanced tax deduction for research expenses resulted in income tax benefits of $3.4 and $1.1 million for the three month periods ended March 31, 2010, and 2009, respectively.

These benefits may not be available in future periods due to changes in Hungary’s political condition or tax laws. The reduction or elimination of these benefits in Hungary or future changes in U.S. law pertaining to taxation of foreign earnings could result in an increase in our future effective income tax rate which could have a material adverse effect on our operating results.

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

During the three months ended March 31, 2010, we continued to devote resources to the development of our systems for manufacturing, sales and product services and to the continued development of our web offerings. There can be no assurance that we will not experience difficulties with our systems or web offerings. Difficulties with our systems or web offerings may interrupt our normal operations, including our ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. Any disruption occurring with these systems or web offerings may have a material adverse effect on our operating results. During the remainder of 2010, we plan to focus on upgrading our Americas business application suite to Oracle’s version R12 and to continue to devote significant resources to the continued development of our web applications. Any failure to successfully implement these initiatives could have a material adverse effect on our operating results.

Our Quarterly Results are Subject to Fluctuations Due to Various Factors.  Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including:

•	changes in the economy or credit markets in the U.S. or globally;
•	changes in the mix of products sold;
•	the availability and pricing of components from third parties (especially limited sources);
•	fluctuations in foreign currency exchange rates;
•	the timing, cost or outcome of intellectual property litigation;
•	the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales; and,
•	changes in pricing policies by us, our competitors or suppliers;
•	delays in product shipments caused by human error; and,
•	disruptions in transportation resulting from issues such as the recent volcanic eruption in Iceland.

Our Revenues are Subject to Seasonal Variations.  In previous years, our revenues have been characterized by seasonality, with revenues typically growing from the first quarter to the second quarter, being relatively constant from the second quarter to the third quarter, growing in the fourth quarter compared to the third quarter and declining in the first quarter of the following year from the fourth quarter of the preceding year. This historical trend has been affected and may continue to be affected in the future by broad fluctuations in the global industrial economy, the economic impact of larger orders as well as the timing of new product introductions and/or acquisitions, if any. For example, our first quarter and second quarter of 2009 had sequential revenue declines from the fourth quarter of 2008 and first quarter of 2009, respectively, and the magnitude of the decline in the first quarter of 2009 was greater than what had occurred in the past. If the global industrial economy continues to grow and maintains stability throughout 2010, we would expect to return to our typical historical revenue pattern. However, we cannot predict whether the global industrial economy will continue to grow or maintain stability throughout 2010 and therefore, cannot predict when or if we will return to our typical historical revenue pattern. We believe the historical pattern of seasonality of our revenue results from the international mix of our revenue and the variability of the budgeting and purchasing cycles of our customers throughout each international region. In addition, our total operating expenses have in the past tended to increase in each successive quarter and have fluctuated as a percentage of revenue based on the seasonality of our revenue. During 2009, we were able to reduce our operating costs compared to 2008. Some of the cost cutting measures implemented in 2009, such as salary reductions, were discontinued during the three months ended March 31, 2010. During 2010, we plan to continue our strategic investments in research and development and field sales while limiting expense growth elsewhere.

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

Sales made by our international direct sales offices are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. Net of hedging results, the change in exchange rates had the effect of increasing our consolidated sales by $12 million or 7% for the three months ended March 31, 2010, compared to the same period in 2009. If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing our operating expenses by $4.8 million or 4% for the three months ended March 31, 2010, compared to the same period in 2009. Currently, we are experiencing significant volatility in foreign currency exchange rates in many of the markets in which we do business. This has had a significant impact on the revaluation of our foreign currency denominated firm commitments and on our ability to forecast our U.S. dollar equivalent revenues and expenses. In the past, these dynamics have also adversely affected our revenue growth in international markets and will likely pose similar challenges in the future. Our foreign currency hedging program includes both foreign currency forward and purchased option contracts to reduce the effect of exchange rate fluctuations. However, our hedging program will not eliminate all of our foreign exchange risks, particularly when market conditions experience the recent level of volatility. (See Note 5 – Derivative instruments and hedging activities of Notes to Consolidated Financial Statements).

Our Business Depends on Our Proprietary Rights and We are Subject to Intellectual Property Litigation.  Our success depends on our ability to obtain and maintain patents and other proprietary rights relative to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may have in the past infringed or violated certain of our intellectual property rights. We from time to time engage in litigation to protect our intellectual property rights. In monitoring and policing our intellectual property rights, we have been and may be required to spend significant resources. We from time to time may be notified that we are infringing certain patent or intellectual property rights of others. There can be no assurance that any existing intellectual property litigation or any intellectual property litigation initiated in the future, will not result in significant litigation expense, liability, injunction against the sale of some of our products, and a diversion of management’s attention, any of which may have a material adverse effect on our operating results.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our managements’ certification of adequate disclosure controls and procedures as of March 31, 2010. Our most recent annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. Our most recent Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of March 31, 2010 with respect to the shares of common stock that we repurchased during the first quarter of 2010.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2010 to January 31, 2010	44,094	$29.74	44,094	1,644,233
February 1, 2010 to February 28, 2010	970,135	$30.54	970,135	674,098
March 1, 2010 to March 31, 2010	—	—	—	674,098
Total	1,014,229	$30.50	1,014,229

(1)
For the past several years, we have maintained various stock repurchase programs. At December 31, 2009, there were 1,688,327 shares available for repurchase under the plan approved in January 2009. On April 21, 2010, our Board of Directors approved a new share repurchase plan that increased the aggregate number of shares of common stock that we are authorized to repurchase from 674,098 to 3.0 million. This repurchase plan does not have an expiration date.

On February 1, 2010, we entered into a Purchase Agreement (the “Purchase Agreement”) with a private company and the holder of all of the outstanding membership interests in that company pursuant to which we purchased all of such membership interests in exchange for cash and 102,179 shares of our common stock. Based on the representations and warranties in the Purchase Agreement, such shares were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering, and in reliance on similar exemptions under applicable state laws.

ITEM 5.                      OTHER INFORMATION

From time to time our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Jeffrey L. Kodosky and James J. Truchard have made periodic sales of our stock pursuant to such plans.

ITEM 6.                      EXHIBITS

3.1(1)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(4)	Specimen of Common Stock certificate of the Company.
4.2(5)	Rights Agreement dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A.
10.1(4)	Form of Indemnification Agreement.
10.2(6)	1994 Incentive Plan, as amended.*
10.3(7)	1994 Employee Stock Purchase Plan.*
10.5(8)	2005 Incentive Plan.*
10.6(9)	National Instruments Corporation Annual Incentive Program.*
10.7(10)	National Instruments Corporation Annual Incentive Program, as amended*
10.8(11)	Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.9(11)	Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.10(11)	Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.11(11)	Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 8-K on January 28, 2004.
(4)	Incorporated by reference to the Company’s Registration Statement of Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(5)	Incorporated by reference to exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on January 28, 2004.
(6)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q on August 5, 2004.
(7)	Incorporated by reference to exhibit 10.3 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
(8)	Incorporated by reference to exhibit A of the Company’s Proxy Statement dated and filed on April 4, 2005.
(9)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on June 27, 2006.
(10)	Incorporated by reference to exhibit 99.2 filed with the Company’s Current Report on Form 8-K filed on October 28, 2008.
(11)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q on August 2, 2006.

*	Management Contract or Compensatory Plan or Arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INSTRUMENTS CORPORATION

Dated: May 5, 2010	By:	/s/ Alex Davern
Chief Financial Officer and Treasurer
(principal financial and accounting officer)