Form 10-Q
period 2010-06-30
NATIONAL INSTRUMENTS CORP /DE/
filed 2010-08-06
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2010 or

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

Large accelerated filer ☒                                          Accelerated filer ☐                                Non-accelerated filer ☐                                            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2010
Common Stock - $0.01 par value	78,378,257

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2010	December 31, 2009
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$185,418	$201,465
Short-term investments	130,857	87,196
Accounts receivable, net	111,008	103,957
Inventories, net	95,983	86,515
Prepaid expenses and other current assets	41,928	36,523
Deferred income taxes, net	12,811	16,522
Total current assets	578,005	532,178
Property and equipment, net	150,905	153,265
Goodwill, net	68,569	64,779
Intangible assets, net	53,132	43,390
Other long-term assets	17,559	19,417
Total assets	$868,170	$813,029
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$28,786	$23,502
Accrued compensation	29,145	14,934
Deferred revenue	64,447	57,242
Accrued expenses and other liabilities	14,566	8,560
Other taxes payable	12,910	14,181
Total current liabilities	149,854	118,419
Deferred income taxes	24,700	25,012
Liability for uncertain tax positions	12,389	11,062
Other long-term liabilities	5,251	4,116
Total liabilities	192,194	158,609
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $0.01; 180,000,000 shares authorized; 78,187,444 and 77,367,874 shares issued and outstanding, respectively	782	774
Additional paid-in capital	379,468	336,446
Retained earnings	299,871	303,655
Accumulated other comprehensive income (loss)	(4,145)	13,545
Total stockholders’ equity	675,976	654,420
Total liabilities and stockholders’ equity	$868,170	$813,029

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales:
Product	$194,830	$139,792	$370,225	$283,242
Software maintenance	16,887	12,371	32,583	26,720
Total net sales	211,717	152,163	402,808	309,962

Cost of sales:
Product	$47,176	$39,202	$89,438	$78,758
Software maintenance	1,463	1,284	2,443	2,611
Total cost of sales	48,639	40,486	91,881	81,369

Gross profit	163,078	111,677	310,927	228,593

Operating expenses:
Sales and marketing	$79,231	$65,137	$153,672	$133,963
Research and development	36,395	29,447	74,941	64,236
General and administrative	16,969	14,752	32,309	30,532
Total operating expenses	132,595	109,336	260,922	228,731

Operating income (loss)	30,483	2,341	50,005	(138)

Other income (expense):
Interest income	$371	$407	$671	$996
Net foreign exchange gain (loss)	(2,203)	1,063	(2,901)	361
Other income, net	462	334	810	497
Income before income taxes	29,113	4,145	48,585	1,716
Provision for (benefit from) income taxes	4,511	(285)	5,630	(3,072)

Net income	$24,602	$4,430	$42,955	$4,788

Basic earnings per share	$0.32	$0.06	$0.55	$0.06

Weighted average shares outstanding - basic	77,932	77,556	77,657	77,417

Diluted earnings per share	$0.31	$0.06	$0.55	$0.06

Weighted average shares outstanding - diluted	78,992	77,824	78,752	77,596

Dividends declared per share	$0.13	$0.12	$0.26	$0.24

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flow from operating activities:
Net income	$42,955	$4,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,988	19,023
Stock-based compensation	9,459	10,036
Tax expense/(benefit) from deferred income taxes	3,774	(2,610)
Tax expense from stock option plans	579	1,379
Changes in operating assets and liabilities:
Accounts receivable	(6,803)	30,155
Inventories	(9,163)	12,089
Prepaid expenses and other assets	(18,740)	(624)
Accounts payable	4,953	(6,498)
Deferred revenue	7,205	2,178
Taxes and other liabilities	18,513	(11,922)
Net cash provided by operating activities	71,720	57,994

Cash flow from investing activities:
Capital expenditures	(10,015)	(7,706)
Capitalization of internally developed software	(11,021)	(9,390)
Additions to other intangibles	(1,690)	(2,420)
Acquisition, net of cash received	(2,191)	-
Purchases of short-term and long-term investments	(85,199)	(23,989)
Sales and maturities of short-term and long-term investments	41,538	1,218
Net cash (used by) investing activities	(68,578)	(42,287)

Cash flow from financing activities:
Proceeds from issuance of common stock	32,550	11,520
Repurchase of common stock	(30,935)	(14,908)
Dividends paid	(20,225)	(18,617)
Tax expense (benefit) from stock option plans	(579)	(1,379)
Net cash (used by) financing activities	(19,189)	(23,384)

Net change in cash and cash equivalents	(16,047)	(7,677)
Cash and cash equivalents at beginning of period	201,465	229,400
Cash and cash equivalents at end of period	$185,418	$221,723

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at June 30, 2010 and December 31, 2009, and the results of our operations for the three month and six month periods ended June 30, 2010 and June 30, 2009 and the cash flows for the six month periods ended June 30, 2010 and June 30, 2009. Operating results for the three-month and six-month periods ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three month and six month periods ended June 30, 2010 and 2009, respectively, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2010	2009	2010	2009
Weighted average shares outstanding-basic	77,932	77,556	77,657	77,417
Plus: Common share equivalents
Stock options, restricted stock units	1,060	268	1,095	179
Weighted average shares outstanding-diluted	78,992	77,824	78,752	77,596

Stock options to acquire 270,000 shares and 3,696,000 shares for the three month periods ended June 30, 2010 and 2009, respectively, and 285,000 and 4,973,000 shares for the six month periods ended June 30, 2010 and 2009, respectively, were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

Note 3 – Cash, cash equivalents and short-term investments

Cash, cash equivalents, short-term and long-term investments consist of the following (in thousands):

	As of June 30, 2010	As of December 31, 2009
	(unaudited)
Cash and cash equivalents:
Cash	$78,014	$85,612
Cash equivalents:
Money market accounts	104,065	115,853
Municipal bonds	1,339	-
Corporate bonds	2,000	-
Total cash and cash equivalents	185,418	201,465
Short-term investments:
Municipal bonds	18,097	12,549
Corporate bonds	45,581	7,587
U.S. treasuries and agencies	32,446	21,033
Foreign government bonds	30,081	34,674
Time deposits	2,452	2,753
Auction rate securities	2,060	8,177
Auction rate securities put option	140	423
Total short-term investments	130,857	87,196
Total cash, cash equivalents and investments	$316,275	$288,661

The following table summarizes unrealized gains and losses related to our investments designated as available-for-sale (in thousands):

	As of June 30, 2010 (unaudited)
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Cumulative Translation Adjustment	Fair Value
Municipal bonds	$18,060	$43	$(6)	$-	$18,097
Corporate bonds	45,659	26	(104)	-	45,581
U.S. treasuries and agencies	32,426	21	(1)	-	32,446
Foreign government bonds	35,996	216	-	(6,131)	30,081
Time deposits	2,452	-	-	-	2,452
Auction rate securities	2,200	-	(140)	-	2,060
Auction rate securities put option	-	140	-	-	140
Total investments	$136,793	$446	$(251)	$(6,131)	$130,857

	As of December 31, 2009 (unaudited)
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Cumulative Translation Adjustment	Fair Value
Municipal bonds	$12,491	$58	$-	$-	$12,549
Corporate bonds	7,478	110	(1)	-	7,587
U.S. treasuries and agencies	21,080	-	(47)	-	21,033
Foreign government bonds	36,105	76	-	(1,507)	34,674
Time deposits	2,753	-	-	-	2,753
Auction rate securities	8,600	-	(423)	-	8,177
Auction rate securities put option	-	423	-	-	423
Total investments	$88,507	$667	$(471)	$(1,507)	$87,196

The following table summarizes the contractual maturities of our investments designated as available-for-sale (in thousands):

	As of June 30, 2010		As of December 31, 2009
	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
Due in less than 1 year	$85,296	$82,390	$44,029	$43,267
Due in 1 to 5 years	51,497	48,467	44,478	43,929
Total investments	$136,793	$130,857	$88,507	$87,196

Due in less than 1 year	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
Municipal bonds	$13,390	$13,432	$4,103	$4,110
Corporate bonds	34,405	34,346	5,384	5,473
U.S. treasuries and agencies	15,288	15,290	5,065	5,057
Foreign government bonds	17,561	14,670	18,124	17,274
Time deposits	2,452	2,452	2,753	2,753
Auction rate securities	2,200	2,060	8,600	8,177
Auction rate securities put option	-	140	-	423
Total investments	$85,296	$82,390	$44,029	$43,267

Due in 1 to 5 years	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
Municipal bonds	$4,670	$4,665	$8,388	$8,439
Corporate bonds	11,254	11,235	2,094	2,114
U.S. treasuries and agencies	17,138	17,156	16,015	15,976
Foreign government bonds	18,435	15,411	17,981	17,400
Total investments	$51,497	$48,467	$44,478	$43,929

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

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value (in thousands). We did not have any items that were measured at fair value on a nonrecurring basis at June 30, 2010 and December 31, 2009.

	Fair Value Measurements at Reporting Date Using (unaudited)
Description	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money Market Funds	$104,065	$104,065	$-	$-
Municipal bonds	1,339	1,339	-	-
Corporate bonds	2,000	2,000	-	-
Short-term investments available for sale:
Municipal bonds	18,097	18,097	-	-
Corporate bonds	45,581	45,581	-	-
U.S. treasuries and agencies	32,446	32,446	-	-
Foreign government bonds	30,081	30,081	-	-
Time deposits	2,452	2,452	-	-
Auction rate securities	2,060	-	-	2,060
Auction rate securities put option	140	-	-	140
Derivatives	8,571	-	8,571	-
Total Assets	$246,832	$236,061	$8,571	$2,200

Liabilities
Derivatives	$(2,737)	$-	$(2,737)	$-
Total Liabilities	$(2,737)	$-	$(2,737)	$-

	Fair Value Measurements at Reporting Date Using
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money Market Funds	$115,853	$115,853	$-	$-
Short-term investments available for sale
Municipal bonds	12,549	12,549	-	-
Corporate bonds	7,587	7,587	-	-
U.S. treasuries and agencies	21,033	21,033	-	-
Foreign government bonds	34,674	34,674	-	-
Time deposits	2,753	2,753	-	-
Auction rate securities	8,177	-	-	8,177
Auction rate securities put option	423	-	-	423
Derivatives	11,016	-	11,016	-
Total Assets	$214,065	$194,449	$11,016	$8,600

Liabilities
Derivatives	$(318)	$-	$(318)	$-
Total Liabilities	$(318)	$-	$(318)	$-

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Short-term investments available for sale
(unaudited)

Beginning Balance at December 31, 2009	$8,600
Total gains or (losses) (realized/unrealized)
Included in earnings	140
Included in other comprehensive income	-
Total losses (realized/unrealized)
Included in earnings	(140)
Included in other comprehensive income	-
Purchases, issuances and settlements	(6,400)
Transfer in and/or out of Level 3	-
Ending Balance at June 30, 2010	$2,200

The amount of total gains or (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	-
$-

Short-term investments available-for-sale are valued using a market approach (Level 1) based on the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in active markets. Short-term investments available-for-sale consists of debt securities issued by states of the U.S. and political subdivisions of the states, corporate debt securities and debt securities issued by U.S. government corporations and agencies. All short-term investments available-for-sale have contractual maturities of less than 24 months. There were not any transfers in or out of Level 1 during the six months ended June 30, 2010.

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of identical instruments. There were not any transfers in or out of Level 2 during the six months ended June 30, 2010.

The short-term investment available-for-sale included in Level 3 is reported at its fair market value and consists of auction rate securities backed by education loan revenue bonds from the Vermont Student Assistance Corporation. The par value for this auction rate security was $2.2 million at June 30, 2010. The rating for this security at June 30, 2010, was Baa3/A/AA+. Auction rate securities are variable rate debt instruments whose interest rates are typically reset approximately every 7 to 35 days. On June 4, 2010, and in prior auction periods beginning in February 2008, the auction process for this security failed. At June 30, 2010, we reported this security as a short-term investment at its estimated fair market value of $2.1 million.

In November 2008, we accepted the UBS Auction Rate Securities Rights (the “Rights”) agreement offered by UBS as a liquidity alternative to the failed auction process. The Rights agreement is a nontransferable right to sell our auction rate securities, at par value, back to UBS at any time during the period June 30, 2010, through July 2, 2012. On June 14, 2010, under the terms of this Rights agreement, UBS purchased back from us our auction rate security from the New Hampshire Health and Education Facilities Authority.  We received the full par value of $6.4 million from UBS in accordance with the terms or our Rights agreement. At June 30, 2010, we reported the portion of our Rights agreement related to our auction rate security from the Vermont Student Assistance Corporation at its estimated fair market value of $140,000 as a component of short-term debt securities available for sale.

The estimated fair market value of both the auction rate security and the Rights agreement was determined using significant unobservable inputs (Level 3). We considered many factors in determining the fair market value of our auction rate security as well as our corresponding Rights agreement at June 30, 2010, including the fact that the debt instruments underlying the auction rate security have redemption features which call for redemption at 100% of par value, current credit curves for like securities and discount factors to account for the illiquidity of the market for this security. During the six month period ended June 30, 2010, we did not make any significant changes to our valuation techniques or related inputs.

On July 1, 2010, under the terms of this Rights agreement, UBS purchased back from us our auction rate security from the Vermont Student Assistance Corporation.  We received the full par value of $2.2 million from UBS in accordance with the terms of our Rights agreement.

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

We have operations in over 40 countries. Sales outside of the Americas as a percentage of consolidated sales were 57% and 55% in each of the three month periods ended June 30, 2010 and 2009, respectively, and 58% and 56% in each of the six month periods ended June 30, 2010 and 2009, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign-currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

We held forward contracts with a notional amount of $14.9 million dollar equivalent of Euro, $2.1 million dollar equivalent of British pound sterling, $16.4 million dollar equivalent of Japanese yen, and $26.8 million dollar equivalent of Hungarian forint at June 30, 2010. These contracts are for terms of up to 24 months. At December 31, 2009, we held forward contracts with a notional amount of $28.6 million dollar equivalent of Euro, $4.0 million dollar equivalent of British pound sterling, $24.4 million dollar equivalent of Japanese yen, and $17.8 million dollar equivalent of Hungarian forint.

We held purchased option contracts with a notional amount of $14.8 million dollar equivalent of Euro at June 30, 2010. These contracts are for terms of up to 12 months. At December 31, 2009, we held purchased option contracts with a notional amount of $28.4 million dollar equivalent of Euro.

At June 30, 2010, we expect to reclassify $4.9 million of gains on derivative instruments from accumulated other comprehensive income to net sales during the next twelve months when the hedged international sales occur, $120,000 of losses on derivative instruments from accumulated OCI to cost of sales and $52,000 of losses on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged international expenses occur. Expected amounts are based on derivative valuations at June 30, 2010. Actual results may vary as a result of changes in the corresponding exchange rate subsequent to this date.

We did not record any gains or losses due to the ineffectiveness of our hedges during the six months ended June 30, 2010. During the six months ended June 30, 2009, hedges with a notional amount of $14.4 million were determined to be ineffective. As a result, we recorded a net gain of $512,000 related to these hedges as a component of “net foreign exchange gain (loss)” during the six months ended June 30, 2009.

Other Derivatives

Other derivatives not designated as hedging instruments under FASB ASC 815 consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss)”. As of June 30, 2010 and December 31, 2009, we held foreign currency forward contracts with a notional amount of $35.9 million and $45.2 million, respectively.

The following table presents the fair value of derivative instruments on our Consolidated Balance Sheets and the effect of derivative instruments on our Consolidated Statements of Income.

Fair Values of Derivative Instruments (in thousands):

	Asset Derivatives
	June 30, 2010 (unaudited)		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$3,636	Prepaid expenses and other current assets	$7,947

Foreign exchange contracts - LT forwards	Other long-term assets	-	Other long-term assets	274

Foreign exchange contracts - ST options	Prepaid expenses and other current assets	2,776	Prepaid expenses and other current assets	1,821
Total derivatives designated as hedging instruments		$6,412		$10,042

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$2,159	Prepaid expenses and other current assets	$974
Total derivatives not designated as hedging instruments		$2,159		$974

Total derivatives		$8,571		$11,016

	Liability Derivatives
	June 30, 2010 (unaudited)		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(972)	Accrued expenses and other liabilities	$-

Foreign exchange contracts - LT forwards	Other long-term liabilities	(1,122)	Other long-term liabilities	-
Total derivatives designated as hedging instruments		$(2,094)		$-

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(643)	Accrued expenses and other liabilities	$(318)
Total derivatives not designated as hedging instruments		$(643)		$(318)

Total derivatives		$(2,737)		$(318)

The following unaudited table shows the effect of derivative instruments on the Consolidated Statements of Income for the three month periods ended June 30, 2010 and 2009, respectively (in thousands):

June 30, 2010 (unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2010		2010		2010
Foreign exchange contracts - forwards and options	$229	Net sales	$2,012	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	(3,319)	Cost of sales	642	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	(1,509)	Operating expenses	219	Net foreign exchange gain (loss)	-
Total	$(4,599)		$2,873		$-

June 30, 2009 (unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2009		2009		2009
Foreign exchange contracts - forwards and options	$(7,581)	Net sales	$346	Net foreign exchange gain (loss)	$11

Foreign exchange contracts - forwards and options	4,057	Cost of sales	(413)	Net foreign exchange gain (loss)	84

Foreign exchange contracts - forwards and options	2,553	Operating expenses	70	Net foreign exchange gain (loss)	-
Total	$(971)		$3		$95

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		June 30, 2010 (unaudited)	June 30, 2009 (unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$937	$(3,273)

Total		$937	$(3,273)

The following unaudited table shows the effect of derivative instruments on the Consolidated Statements of Income for the six month periods ended June 30, 2010 and 2009, respectively (in thousands):

June 30, 2010 (unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2010		2010		2010
Foreign exchange contracts - forwards and options	$1,744	Net sales	$3,049	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	(4,710)	Cost of sales	1,411	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	(2,394)	Operating expenses	587	Net foreign exchange gain (loss)	-
Total	$(5,360)		$5,047		$-

June 30, 2009 (unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2009		2009		2009
Foreign exchange contracts - forwards and options	$(3,785)	Net sales	$2,979	Net foreign exchange gain (loss)	$951

Foreign exchange contracts - forwards and options	1,311	Cost of sales	(668)	Net foreign exchange gain (loss)	(439)

Foreign exchange contracts - forwards and options	1,665	Operating expenses	(196)	Net foreign exchange gain (loss)	-
Total	$(809)		$2,115		$512

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		June 30, 2010 (unaudited)	June 30, 2009 (unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$1,376	$(184)

Total		$1,376	$(184)

Note 6 – Inventories

Inventories, net at June 30, 2010 and December 31, 2009, consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
	(unaudited)

Raw materials	$47,794	$42,121
Work-in-process	3,567	2,042
Finished goods	44,622	42,352
	$95,983	$86,515

Note 7 – Intangibles

Intangibles at June 30, 2010 and December 31, 2009, are as follows:

	June 30, 2010			December 31, 2009
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$50,460	$(25,560)	$24,900	$38,928	$(20,455)	$18,473
Acquired technology	32,599	(22,652)	9,947	28,022	(20,967)	7,055
Patents	19,992	(5,845)	14,147	19,033	(5,377)	13,656
Leasehold equipment and other	13,484	(9,346)	4,138	12,577	(8,371)	4,206
	$116,535	$(63,403)	$53,132	$98,560	$(55,170)	$43,390

Software development costs capitalized during the three month periods ended June 30, 2010 and 2009, were $8.0 million and $6.8 million, respectively, and related amortization expense was $2.5 million and $2.1 million, respectively. Capitalized software development costs for the three month periods ended June 30, 2010 and 2009, included costs related to stock based compensation of $349,000 and $391,000, respectively. During the six month periods ended June 30, 2010 and 2009, we capitalized software development costs of $11.5 million and $9.9 million, respectively, and related amortization expense was $5.1 million and $4.2 million, respectively. Capitalized software development costs for the six month periods ended June 30, 2010 and 2009, included costs related to stock based compensation of $511,000 and $546,000, respectively. Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Patents are amortized using the straight-line method over their estimated period of benefit, generally ten to seventeen years. Total intangible assets amortization expenses were $4.1 million and $3.9 million during the three month periods ended June 30, 2010 and 2009, respectively, and $8.2 million and $7.5 million during the six month periods ended June 30, 2010 and 2009, respectively.

Acquired core technology and intangible assets are amortized over their useful lives, which range from three to eight years. Amortization expense for intangible assets acquired was approximately $1.0 million and $1.0 million for the three month periods ended June 30, 2010 and 2009, respectively, of which approximately $922,000 and $853,000 was recorded in cost of sales, respectively, and approximately $100,000 and $126,000 was recorded in operating expenses, respectively. For the six month periods ended June 30, 2010 and 2009, amortization expense for intangible assets acquired was approximately $1.9 million and $2.0 million, respectively, of which approximately $1.6 million and $1.7 million was recorded in cost of sales, respectively, and approximately $222,000 and $252,000 was recorded in operating expenses, respectively.

Note 8 – Goodwill

The carrying amount of goodwill as of June 30, 2010, is as follows (in thousands):

Amount
Balance as of December 31, 2009	$64,779
Acquisitions	5,013
Divestitures	-
Foreign currency translation impact	(1,223)
Balance as of June 30, 2010	$68,569

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

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We had $12.4 million and $11.1 million of unrecognized tax benefits at June 30, 2010 and December 31, 2009, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross decrease in unrecognized tax benefits of $1.1 million for the six month period ended June 30, 2010, as a result of a settlement with a taxing authority. As of June 30, 2010, it is deemed reasonable that we will recognize tax benefits in the amount of $2.4 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority. Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2010, we have approximately $863,000 accrued for interest related to uncertain tax positions. The tax years 2003 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 16% and (7)% for the three month periods ended June 30, 2010 and 2009, respectively, and 12% and (179)% for the six month periods ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of the partial release of a deferred tax asset valuation allowance, an enhanced deduction for certain research and development expenses and profits in foreign jurisdictions with reduced income tax rates. For the six months ended June 30, 2010, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of the partial release of a deferred tax asset valuation allowance, an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates and a decrease in unrecognized tax benefits for uncertain tax positions. For the three and six month periods ended June 30, 2009, our effective tax rate was lower than the U.S. federal statutory rate of 35% due to a partial release of a deferred tax asset valuation allowance and the research credit. These benefits were partially offset by non-deductible stock-based compensation expenses, losses in foreign jurisdictions with reduced income tax rates and a valuation allowance related to a deferred tax asset for which a tax benefit was previously recognized.

The tax position of our Hungarian operation continues to benefit from assets created by the restructuring of our operations in Hungary. In addition, effective January 1, 2010, a new tax law in Hungary provides for an enhanced deduction for the qualified research and development expenses of NI Hungary Software and Hardware Manufacturing Kft. (“NI Hungary”). Partial release of the valuation allowance on assets from the restructuring and the enhanced tax deduction for research expenses resulted in income tax benefits of $4.6 million and $3.2 million for the three month periods ended June 30, 2010 and 2009, respectively and $7.8 million and $4.2 million for the six month periods ended June 30, 2010 and 2009, respectively.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward and option contracts and unrealized gains and losses on our investments designated as available for sale. Comprehensive income for the three and six month periods ended June 30, 2010 and June 30, 2009, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2010	2009	2010	2009
Comprehensive income:
Net income	$24,602	$4,430	$42,955	$4,788
Foreign currency translation gains (losses), net of taxes	(7,407)	3,270	(11,369)	495
Unrealized gains (losses) on derivative instruments, net of taxes	(3,747)	227	(7,092)	149
Unrealized gains (losses) on investments designated as available for sale, net of taxes	(1,106)	54	771	(126)
Total comprehensive income	$12,342	$7,981	$25,265	$5,306

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

Awards under the plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares vests over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and revenue growth but shares cannot accelerate to vest over a period of less than five years. Stock options must be exercised within ten years from date of grant. Stock options were issued with an exercise price which was equal to the market price at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the six months ended June 30, 2010, we did not make any changes in accounting principles or methods of estimates.

Restricted stock plans

Our stockholders approved our 2005 Incentive Plan (the “2005 Plan”) on May 10, 2005. At the time of approval, 2,700,000 shares of our common stock were reserved for issuance under this plan, as well as the number of shares which had been reserved but not issued under the 1994 Plan (our incentive stock option plan which terminated in May 2005), and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan, administered by the Compensation Committee of the Board of Directors, provided for granting of incentive awards in the form of restricted stock and restricted stock units (“RSUs”) to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. The 2005 Plan terminated on May 11, 2010, except with respect to outstanding awards previously granted thereunder.  There were 2,241,536 share of common stock that were reserved but not issued under the 1994 Plan and the 2005 Plan as of May 11, 2010.

Our stockholders approved our 2010 Incentive Plan (the “2010 Plan”) on May 11, 2010. At the time of approval, 2,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 2,241,536 share of common stock that were reserved but not issued under the 1994 Plan and the 2005 Plan as of May 11, 2010, and any shares that are returned to the 1994 Plan and the 2005 Plan as a result of forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2010 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. There were 4,219,216 shares available for grant under the 2010 Plan at June 30, 2010.

We estimate potential forfeitures of RSUs and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the six months ended June 30, 2010, we did not make any changes in accounting principles or methods of estimates.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. We had 1,398,050 shares of common stock reserved for future employee purchases under this plan at June 30, 2010. We issued 357,021 shares under this plan in the six months ended June 30, 2010. The weighted average fair value of the employees’ purchase rights was $23.82 per share and was estimated using the Black-Scholes model. During the six months ended June 30, 2010, we did not make any changes in accounting principles or methods of estimates.

For the three and six month periods ended June 30, 2010 and June 30, 2009, stock-based compensation recorded as a component of cost of sales, sales and marketing, research and development, and general and administrative was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2010	2009	2010	2009
Stock-based compensation
Cost of sales	$320	$330	$682	$640
Sales and marketing	1,996	2,231	4,100	4,416
Research and development	1,593	1,683	3,358	3,420
General and administrative	634	761	1,319	1,560

Provision for income taxes	(1,582)	(1,865)	(3,127)	(4,879)
Total	$2,961	$3,140	$6,332	$5,157

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

Total net sales, operating income, interest income and long-lived assets, classified by the major geographic areas in which we operate, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2010	2009	2010	2009
Net sales:
Americas:
Unaffiliated customer sales	$90,072	$68,093	$169,269	$136,532
Europe:
Unaffiliated customer sales	59,876	46,863	117,799	96,343
Asia Pacific:
Unaffiliated customer sales	61,769	37,207	115,740	77,087
	$211,717	$152,163	$402,808	$309,962

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2010	2009	2010	2009
Operating income:
Americas	$17,915	$8,293	$31,294	$13,600
Europe	29,023	15,695	56,062	32,475
Asia Pacific	19,940	7,800	37,590	18,023
Unallocated:
Research and development expenses	(36,395)	(29,447)	(74,941)	(64,236)
	$30,483	$2,341	$50,005	$(138)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2010	2009	2010	2009
Interest income:
Americas	$145	$226	$256	$520
Europe	206	162	365	436
Asia Pacific	20	19	50	40
	$371	$407	$671	$996

	June 30, 2010	December 31, 2009
	(unaudited)
Long-lived assets:
Americas	$100,491	$100,489
Europe	33,960	36,555
Asia Pacific	16,454	16,221
	$150,905	$153,265

Total sales outside the United States for the three month periods ended June 30, 2010 and 2009, were $128.2 million and $90.9 million, respectively. Total sales outside the United States for the six months ended June 30, 2010 and 2009, were $247.6 million and $187.1 million, respectively.

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

Our warranty reserve at June 30, 2010 and June 30, 2009, was $921,000 and $922,000, respectively.

As of June 30, 2010, we have outstanding guarantees for payment of foreign operating leases, customs and foreign grants totaling approximately $2.0 million.

As of June 30, 2010, we have non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7.7 million over the next twelve months.

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

In January 2010, the FASB updated FASB ASC 820, Fair Value Measurements and Disclosures (FASB ASC 820) that requires additional disclosures and clarifies existing disclosures regarding fair value measurements. The additional disclosures include 1) transfers in and out of Levels 1 and 2 and 2) activity in Level 3 fair value measurements. The update provides amendments that clarify existing disclosures on 1) level of disaggregation and 2) disclosures about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the update on January 1, 2010 as required and concluded it did not have a material impact on our consolidated financial position or results of operations.

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

An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court's decision of September 23, 2003 (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks’ declaratory judgment complaint, denying MathWorks’ claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks’ modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court's denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. On November 22, 2006, the District Court lifted the stay. The case schedule has yet to be set in this action. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred.  In the fourth quarter of 2006, we accrued an additional $600,000 related to this contingency. During the third quarter of 2009, we reduced the accrual by $2 million and during the first quarter of 2010, we reduced the accrual by an additional $1,037,000 to reflect a decrease in the estimated costs that are probable of being incurred in this action. To date, we have charged a cumulative total of $628,000 against this accrual. At June 30, 2010, the remaining accrual was $935,000.

Note 16 – Subsequent events

We have evaluated subsequent events through the date the financial statements were issued.

On July 1, 2010, under the terms of this Rights agreement, UBS purchased back from us our auction rate security from the Vermont Student Assistance Corporation.  We received the full par value of $2.2 million from UBS in accordance with the terms or our Rights agreement.

On July 21, 2010, our Board of Directors declared a quarterly cash dividend of $0.13 per common share, payable on August 30, 2010, to shareholders of record on August 9, 2010.

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

Overview

National Instruments Corporation (“we”, “us” or “our”) is a leading supplier of measurement and automation products that engineers and scientists use in a wide range of industries. These industries comprise a large and diverse market for design, control and test applications. We provide flexible application software and modular, multifunctional hardware that users combine with industry-standard computers, networks and third party devices to create measurement, automation and embedded systems, which we also refer to as “virtual instruments”. Our approach gives customers the ability to quickly and cost-effectively design, prototype and deploy unique custom-defined solutions for their design, control and test application needs. We sell to a large number of customers in a wide variety of industries. No single customer accounted for more than 3% of our sales in the three and six month periods ended June 30, 2010 or in the years 2009, 2008 or 2007.

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

We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 57% and 55% of our revenues for the three month periods ended June 30, 2010 and 2009, respectively, and approximately 58% and 56% or our revenues for the six month periods ended June 30, 2010 and 2009, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 12 - Segment information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and long-lived assets).

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

We believe that our long-term growth and success depend on delivering high quality software and hardware products on a timely basis. Accordingly, we focus significant efforts on research and development. We focus our research and development efforts on enhancing existing products and developing new products that incorporate appropriate features and functionality to be competitive with respect to technology, price and performance. Our success also is dependent on our ability to obtain and maintain patents and other proprietary rights related to technologies used in our products. We have engaged in litigation and where necessary, will likely engage in future litigation to protect our intellectual property rights. In monitoring and policing our intellectual property rights, we have been and may be required to spend significant resources.

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

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. Our customers across all industries and geographic regions demonstrated reduced order patterns throughout most of 2009.  During the fourth quarter of 2009, we began to see positive trends in the order patterns of our customers and have seen those trends continue during the first half of 2010. These positive order trends are consistent with the expansion we have seen in the global industrial economy as measured by the global PMI which has risen from 50 in July 2009 to 55 in June 2010. We have seen these positive trends across all geographic regions and across all the vertical markets that we serve although the strength of the trend varies by region and by market. We believe it is likely that the second quarter of 2010 was the peak of the global PMI for this cycle. Moving forward we expect that the global PMI will begin to revert downward towards its historical mean and reflect a more moderate rate of expansion. Given the very lean inventory levels globally, we believe that the industrial economy is well positioned to deal with the moderation of the PMI and that global industrial production will continue to increase through 2011. If this expansion cannot be sustained, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and therefore harm our business and result of operations. Our key strategies are to maintain a stable gross margin, to maintain a disciplined approach toward operating expenses, and to maintain strong employee productivity. As a result, we expect to increase expenses at a rate closer to that of revenue growth going forward.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales:
Americas	42.5%	44.8%	42.0%	44.0%
Europe	28.3	30.8	29.3	31.1
Asia Pacific	29.2	24.4	28.7	24.9
Consolidated net sales	100.0	100.0	100.0	100.0
Cost of sales	23.0	26.6	22.8	26.2
Gross profit	77.0	73.4	77.2	73.8
Operating expenses:
Sales and marketing	37.4	42.8	38.2	43.2
Research and development	17.2	19.4	18.6	20.7
General and administrative	8.0	9.7	8.0	9.9
Total operating expenses	62.6	71.9	64.8	73.8
Operating income	14.4	1.5	12.4	0.0
Other income (expense):
Interest income	0.2	0.3	0.2	0.3
Net foreign exchange gain (loss)	(1.0)	0.7	(0.7)	0.1
Other income (expense), net	0.2	0.2	0.2	0.1
Income before income taxes	13.8	2.7	12.1	0.5
Provision for income taxes	2.2	(0.2)	1.4	(1.0)
Net income	11.6%	2.9%	10.7%	1.5%

Net Sales.  Net sales were $212 million and $152 million for the three month periods ended June 30, 2010 and 2009, respectively, an increase of 39%. For the six month periods ended June 30, 2010 and 2009, net sales were $403 million and $310 million, respectively, an increase of 30%. These increases can be attributed to increases in sales volume across all areas of our business. Products in the areas of virtual instrumentation and graphical system design, which comprised approximately 93% of our revenue in the three and six month periods ended June 30, 2010, saw year-over-year revenue increases of 38% and 29%, respectively. Instrument control products, which comprised approximately 7% of our revenue in the three and six month periods ended June 30, 2010, saw year-over-year revenue increases of 54% and 51%, respectively. For the three and six month periods ended June 30, 2009, instrument control products comprised 6% and 6% of our revenues, respectively, while virtual instrumentation and graphical system design comprised 94% and 94%  of our revenues, respectively. Our instrument control products are the most economically sensitive portion of our revenue. We did not take any significant action with regard to product pricing during the six months ended June 30, 2010, and thus, the increase in revenues is attributable to an increase in customer orders.

For the three month periods ended June 30, 2010 and 2009, sales in the Americas were $90 million and $68 million, respectively, an increase of 32%, sales in Europe were $60 million and $47 million, respectively, an increase of 28% and sales in Asia were $62 million and $37 million, respectively, an increase of 66%. We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries. Sales outside of the Americas, as a percentage of consolidated sales, increased to 57% for the three months ended June 30, 2010, from 55% for the comparable period in 2009.

For the six month periods ended June 30, 2010 and 2009, sales in the Americas were $169 million and $137 million, respectively, an increase of 24%, sales in Europe were $118 million and $96 million, respectively, an increase of 22% and sales in Asia were $116 million and $77 million, respectively, an increase of 50%. Sales outside of the Americas, as a percentage of consolidated sales, increased to 58% for the six months ended June 30, 2010 compared to 56% for the comparable period in 2009.

Almost all sales made by our direct sales offices in the non U.S. Americas, in Europe and in Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. For the three months ended June 30, 2010, in local currency terms, our consolidated sales increased by $49 million or 32%, Americas sales increased by $21 million or 30%, European sales increased by $9 million or 19%, and sales in Asia Pacific increased by $20 million or 52% compared to the three months ended June 30, 2009. During this same period, the change in exchange rates had the effect of increasing our consolidated sales by $9 million or 6%, increasing Americas sales by $1.4 million or 2%, increasing European sales by $2.4 million or 5%, and increasing sales in Asia Pacific by $4.9 million or 13% compared to the three months ended June 30, 2009.

For the six months ended June 30, 2010, in local currency terms, our consolidated sales increased by $73 million or 24%, Americas sales increased by $30 million or 22%, European sales increased by $13 million or 14%, and sales in Asia Pacific increased by $30 million or 39% compared to the six months ended June 30, 2009. During this same period, the change in exchange rates had the effect of increasing our consolidated sales by $17 million or 5%, increasing Americas sales by $2.9 million or 2%, increasing European sales by $5.5 million or 6%, and increasing sales in Asia Pacific by $8 million or 11% compared to the six months ended June 30, 2009.

To help protect against a reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue denominated in foreign currencies with forward and purchased option contracts. During the three and six month periods ended June 30, 2010, these hedges had the effect of increasing our consolidated sales by $2 million and $3.1 million, respectively.  These increases were mostly reflected in Europe. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for the three and six month periods ended June 30, 2010 and 2009).

Gross Profit.  Gross profit was $163 million and $112 million for the three month periods ended June 30, 2010 and 2009, respectively, an increase of 46%. For the six month periods ended June 30, 2010 and 2009, gross profit was $311 million and $229 million, respectively, an increase of 36%. As a percentage of net sales, gross margin was 77% and 73% for the three month periods ended June 30, 2010, and 2009, respectively, and 77% and 74% for the six month periods ended June 30, 2010, and 2009, respectively. The increases in gross profit in absolute dollars and as a percent of net sales for the three and six month periods ended June 30, 2010, compared to the same periods in 2009, are attributed to increased sales volumes as well as our continued efforts to reduce costs throughout our manufacturing cycle.

For the three month periods ended June 30, 2010 and 2009, charges related to acquisition related intangibles and stock based compensation included in cost of goods sold were $1.2 million. For the six month periods ended June 30, 2010 and 2009, charges related to acquisition related intangibles and stock based compensation included in cost of goods sold were $2.3 million and $2.4 million, respectively. For the three month and six month periods ended June 30, 2010, the net impact of foreign currency exchange rates had the effect of increasing our cost of goods sold by $670,000 or 3% and $1.4 million or 3%, respectively.

Sales and Marketing.  Sales and marketing expenses were $79 million and $65 million for the three month periods ended June 30, 2010 and 2009, respectively, an increase of 22%. For the six month periods ended June 30, 2010 and 2009, sales and marketing expenses were $154 million and $134 million, respectively, an increase of 15%. As a percentage of net sales, sales and marketing expenses were 37% and 43% for the three month periods ended June 30, 2010 and 2009, respectively and 38% and 43% for the six month periods ended June 30, 2010 and 2009, respectively. Overall, the decrease in sales and marketing expense as a percentage of net sales were due to the 39% increase in net sales during the three months ended June 30, 2010, and the 30% increase in net sales during the six months ended June 30, 2010, compared to the comparable periods in 2009.

For the three months ended June 30, 2010, the increase in sales and marketing expenses in absolute dollars was due to an increase in personnel related expenses of $8 million which includes commissions, variable compensation and benefits, as well as an increase caused by the net impact of changes in foreign currency exchange rates of $3.0 million.  In addition, travel increased by $1.2 million during the three months ended June 30, 2010, compared to the comparable period in 2009.  For the six months ended June 30, 2010, the increase in sales and marketing expenses in absolute dollars was due to an increase in personnel related expenses of $12 million which includes commissions, variable compensation and benefits, as well as an increase caused by the net impact of changes in foreign currency exchange rates of $7 million. In addition, travel increased by $1.6 million during the six months ended June 30, 2010, compared to the comparable period in 2009.

We plan to continue to make investments in our field sales force during the remainder of 2010. Our field sales expansion during the remainder of 2010 will likely be targeted to strategic areas of opportunity, whether technical or regional. We expect sales and marketing expenses in future periods to continue to fluctuate as a percentage of sales based on recruiting, marketing and advertising campaign costs associated with major new product releases and entry into new market areas, investment in web sales and marketing efforts, increasing product demonstration costs and the timing of domestic and international conferences and trade shows.

Research and Development.  Research and development expenses were $36 million and $29 million for the three month periods ended June 30, 2010 and 2009, respectively, an increase of 24%. For the six month periods ended June 30, 2010 and 2009, research and development expenses were $75 million and $64 million, respectively, an increase of 17%. As a percentage of net sales, research and development expenses were 17% and 19% for the three month periods ended June 30, 2010 and 2009, respectively and 19% and 21% for the six month periods ended June 30, 2010 and 2009, respectively. Overall, the decreases in research and development expense as a percentage of net sales were due to the 39% increase in net sales during the three months ended June 30, 2010, and the 30% increase in net sales during the six months ended June 30, 2010, compared to the comparable periods in 2009.

For the three months ended June 30, 2010, the increase in research and development expenses in absolute dollars was due to an increase in personnel related expenses of $7 million which includes variable compensation and benefits, as well as an increase caused by the net impact of changes in foreign currency exchange rates of $670,000. For the six months ended June 30, 2010, the increase in research and development expenses in absolute dollars was due to an increase in personnel related expenses of $10 million which includes commissions, variable compensation and benefits, as well as an increase caused by the net impact of changes in foreign currency exchange rates of $1.3 million. We plan to continue to make additional investments in our research and development group during the remainder of 2010. However, our research and development expansion during the remainder of 2010 will likely be targeted to strategic areas of opportunity.

We capitalize software development costs in accordance with FASB ASC 985. We amortize such costs over the related product’s estimated economic life, generally three years, beginning when a product becomes available for general release. Software amortization expense included in cost of goods sold totaled $2.5 million and $2.1 million during the three month periods ended June 30, 2010 and 2009, respectively, and $5.1 million and $4.2 million during the six month periods ended June 30, 2010 and 2009, respectively. Internally developed software costs capitalized during the three month periods ended June 30, 2010 and 2009, were $8 million and $7 million, respectively, and $12 million and $10 million during the six month periods ended June 30, 2010 and 2009, respectively.  Capitalization of internally developed software costs varies depending on the timing of when each project reaches technological feasibility and the length and scope of the development cycle of each individual project. (See Note 7 - Intangibles of Notes to Consolidated Financial Statements for a description of intangibles).

General and Administrative.  General and administrative expenses were $17 million and $15 million for the three month periods ended June 30, 2010 and 2009, respectively, an increase of 15%. For the six month periods ended June 30, 2010 and 2009, general and administrative expenses were $32 million and $31 million, respectively, an increase of 6%. As a percentage of net sales, general and administrative expenses were 8% and 10% for the three month periods ended June 30, 2010 and 2009, respectively and 8% and 10% for the six month periods ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010, the increase in general and administrative in absolute dollars was due to an increase in personnel related expenses of $1.5 million which includes commissions, variable compensation and benefits, as well as an increase caused by the net impact of changes in foreign currency exchange rates of $438,000. For the six months ended June 30, 2010, the increase in general and administrative expenses in absolute dollars was due to an increase in personnel related expenses of $2 million which includes commissions, variable compensation and benefits, as well as an increase caused by the net impact of changes in foreign currency exchange rates of $979,000. During the six months ended June 30, 2010, we also recorded a reduction of our patent litigation accrual which resulted in a non-cash decrease to our general and administrative expenses of $1.1 million.

Interest Income.  Interest income was $371,000 and $407,000 for the three month periods ended June 30, 2010 and 2009, respectively, a decrease of 9%. For the six month periods ended June 30, 2010 and 2009, interest income was $671,000 and $996,000, respectively, a decrease of 33%. These decreases are attributable to continued low yields for high quality investment alternatives that comply with our corporate investment policy. We do not expect yields in these types of investments to increase during the remainder of 2010. The source of interest income is from the investment of our cash and short-term and long-term investments.

Net Foreign Exchange Gain (Loss).  Net foreign exchange (loss)/gain was $(2.2) million and $1.1 million for the three month periods ended June 30, 2010 and 2009, respectively. For the six month periods ended June 30, 2010 and 2009, net foreign exchange (loss)/gain was $(2.9) million and $361,000, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During the six months ended June 30, 2010, the movement in many of these exchanges rates was volatile, exceeding 20% in some cases. This volatility reduced the effectiveness of our hedging programs. We cannot predict whether this level of volatility will continue or subside during the remainder of 2010. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange gain (loss)”. Our hedging strategy reduced our foreign exchange losses by $937,000 and reduced our foreign exchange gain by $3.3 million during the three month periods ended June 30, 2010 and 2009, respectively, and reduced our foreign exchange losses by $1.4 million and reduced our foreign exchange gain $184,000 during the six month periods ended June 30, 2010 and 2009, respectively.

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

Provision for Income Taxes.  Our provision for income taxes reflected an effective tax rate of 16% and (7)% for the three month periods ended June 30, 2010 and 2009, respectively, and 12% and (179)% for the six month periods ended June 30, 2010 and 2009, respectively. The increases in our effective tax rates for the three and six month periods ended June 30, 2010, compared to June 30, 2009, were due to the following;

	Three Months Ended June 30	Six Months Ended June 30
Effective tax rate for the three and six months periods ended June 30, 2009	(7)%	(179)%
Decrease in unrecognized tax benefits for uncertain tax positions	0%	(11)%
Change in valuation allowance related to deferred tax assets recorded during the period	64%	239%
Increased profits in foreign jurisdictions with reduced income tax rates	(25)%	(26)%
Decrease in non-deductible stock-based compensation expense as a percentage of net income	(9)%	(9)%
Enhanced deduction for certain research and development expenses in 2010	(14)%	(14)%
Decrease in the tax benefit from equity awards that do not ordinarily result in a tax benefit	1%	8%
Other	(1)%	(3)%
Expiration of the research and development tax credit as of December 31, 2009	7%	7%
Effective tax rate for the three months ended June 30, 2010	16%	12%

(See Note 9 - Income taxes of Notes to Consolidated Financial Statements for further discussion regarding our effective tax rate and a discussion of income taxes at the U.S. federal statutory income tax rate of 35% and our effective tax rate).

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments.  The following table presents our working capital, cash and cash equivalents and marketable securities (in thousands):

	June 30, 2010	December 31, 2009	Increase/ (Decrease)
	(unaudited)
Working capital	$428,151	$413,759	$14,392
Cash and cash equivalents (1)	185,418	201,465	(16,047)
Short-term investments (1)	130,857	87,196	43,661
Total cash, cash equivalents and short-term investments	$316,275	$288,661	$27,614

(1)         Included in working capital

Our working capital increased by $14 million at June 30, 2010, compared to December 31, 2009, due to the net effect of an increase in current assets of $46 million offset by an increase in current liabilities of $31 million. The increase in our current assets was attributed to the increase in our cash, cash equivalents and short-term investments of $28 million, an increase in accounts receivable of $7 million and an increase in inventory of $9 million. The increase in our current liabilities was the result of an increase in our accrued compensation of $14 million, an increase in accounts payable and other accruals and liabilities of $11 million and an increase in deferred revenue of $7 million. These increases can all be attributed to our overall business growth during the six months ended June 30, 2010.

Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our cash and investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $30 million U.S. dollar equivalent that is denominated in Euro. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. In some countries repatriation of certain foreign balances is restricted by local laws. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

Cash Provided and (Used) in 2010 and 2009.  Cash and cash equivalents decreased to $185 million at June 30, 2010 from $201 million at December 31, 2009. The following table summarizes the proceeds and (uses) of cash (in thousands):

	Six Months Ended June 30,
	2010	2009
	(unaudited)
Cash provided by operating activities	$71,720	$57,994
Cash (used by) provided by investing activities	(68,578)	(42,287)
Cash (used by) provided by financing activities	(19,189)	(23,384)
Net (decrease) increase in cash equivalents	(16,047)	(7,677)
Cash and cash equivalents at beginning of year	201,465	229,400
Cash and cash equivalents at end of period	$185,418	$221,723

For the six month periods ended June 30, 2010 and 2009, cash provided by operating activities was $72 million and $58 million, an increase of 24%. This increase was primarily due to an increase in net income of $38 million offset by a net use of cash by working capital assets of $24 million compared to the six months ended June 30, 2009.

Accounts receivable increased to $111 million at June 30, 2010, compared to $104 million at December 31, 2009. Days sales outstanding was 49 days at June 30, 2010, compared to 61 days at December 31, 2009. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may face issues gaining access to sufficient funding or credit.

Consolidated inventory balances increased to $96 million at June 30, 2010, from $87 million at December 31, 2009. Inventory turns were 2.0 at June 30, 2010, compared to 1.8 at December 31, 2009. The increase in inventory during the six months ended June 30, 2010, was driven by an increase in our manufacturing activities in response to the positive order trends we have seen over the first six months of 2010. Our inventory levels will continue to be determined based upon our anticipated demand for products and our need to keep sufficient inventory on hand to meet our customers’ demands. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels. Rapid changes in customer demand could have a significant impact on our inventory balances in future periods.

For the six month periods ended June 30, 2010 and 2009, cash used by investing activities was $69 million and $42 million, an increase of 64%. This increase was primarily due to an increase in the net purchase of short-term investments of $21 million, an increase in capital expenditures of $2.3 million and an increase in acquisitions of $2.2 million when compared to the six months ended June 30, 2009.

For the six month periods ended June 30, 2010 and 2009, cash used by financing activities was $19 million and $23 million, a decrease of 17%. This decrease was primarily due to an increase in proceeds received from the issuance of common stock through our employee stock purchase plan as well as from the exercise of outstanding stock options of $21 million, offset by an increase in cash used for the repurchase of our common stock of $16 million and an increase in dividends paid to our shareholders of $1.6 million, compared to the six months ended June 30, 2009.

From time to time our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. Under such programs, we repurchased a total of 1,014,229 shares of our common stock at a weighted average price per share of $30.50 during the six months ended June 30, 2010, and 1,443,441 and 4,110,042 shares of our common stock at weighted average prices of $23.96 and $25.22 per share, in the years ended December 31, 2009 and 2008, respectively.

On April 21, 2010, our Board of Directors approved a new share purchase plan which increased the aggregate number of shares of common stock that we are authorized to repurchase from 674,098 to 3.0 million. This repurchase plan does not have an expiration date.

During the six months ended June 30, 2010, we received increased proceeds from the exercise of stock options compared to the six months ended June 30, 2009. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control and in the future, we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, since 2005 it has been our practice to issue RSUs and not stock options to eligible employees which will reduce the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of RSUs does not result in any cash proceeds to us. (See Note 11 - Stock-based compensation plans for additional discussion of our various stock-based compensation plans).

Contractual Cash Obligations.  Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. As of June 30, 2010, we have non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $8 million. At December 31, 2009, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7 million.

Guarantees are related to payments of customs and foreign grants. As of June 30, 2010, we have outstanding guarantees for payment of customs and foreign grants totaling approximately $2.0 million. As of December 31, 2009, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $5 million.

Off-Balance Sheet Arrangements.  We do not have any debt or off-balance sheet debt. As of June 30, 2010 and December 31, 2009, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

Recently Issued Accounting Pronouncements

See Note 14 - Recently Issued Accounting Pronouncements in Notes to Consolidated Financial Statements.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

Response to this item is included in “Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations” above.

Financial Risk Management

Our international sales are subject to inherent risks, including fluctuations in local economies; fluctuations in foreign currencies relative to the U.S. dollar; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect of increasing our consolidated sales by $9 million or 6% and $17 million or 5% for the three and six month periods ended June 30, 2010, compared to the same periods in 2009, respectively. If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing our operating expenses by $4.1 million or 8% and $9 million or 7% for the three and six month periods ended June 30, 2010, compared to the same periods in 2009, respectively.  Currently, we are experiencing significant volatility in foreign currency exchange rates in many of the markets in which we do business. This has had a significant impact on the revaluation of our foreign currency denominated firm commitments and on our ability to forecast our U.S. dollar equivalent revenues and expenses. In the past, these dynamics have also adversely affected our revenue growth in international markets and will likely pose similar challenges in the future. To help protect against changes in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue, cost of sales and operating expenses denominated in foreign currencies with forward and purchased option contracts.  During the three and six month periods ended June 30, 2010, these hedges had the effect of increasing our consolidated sales by $2 million and $3.1 million, respectively, decreasing our cost of sales by $642,000 and $1.4 million, respectively and decreasing our operating expenses by $219,000 and $587,000, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales, cost of sales and operating expenses for the three and six month periods ended June 30, 2010 and 2009).

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

Cash, Cash Equivalents and Short-Term Investments

At June 30, 2010, we had $316 million in cash, cash equivalents and short-term investments. We maintain cash and cash equivalents and short-term investments with various financial institutions located in many countries throughout the world. Approximately $142 million or 45% of these amounts were held in domestic accounts with various financial institutions and $174 million or 55% was held in accounts outside of the U.S. with various financial institutions. At June 30, 2010, $78 million or 42% of our cash and cash equivalents was held in cash in various operating accounts throughout the world, and $107 million or 58% was held in money market accounts, municipal bonds, and corporate bonds. The most significant of our operating accounts was our domestic operating account which held approximately $14 million or 8% of our total cash and cash equivalents at a bank that carried an A1 rating at June 30, 2010. Our short-term investment balance was comprised of $56 million or 43% held in our investment accounts in the U.S. and $75 million or 57% held in investment accounts of our foreign subsidiaries.

At June 30, 2010, we held one auction rate security from the Vermont Student Assistance Corporation with a par value of $2.2 million and a fair market value of $2.1. On July 1, 2010, under the terms of our Rights agreement with UBS, UBS purchased this auction rate security back from at the full par value of $2.2 million. (See Note 4 - Fair value measurements in Notes to Consolidated Financial Statements for further discussion of our auction rate securities and our Rights agreement.)

We maintain an investment portfolio of various types of security holdings and maturities. Cash equivalents and short-term investments available-for-sale are valued using a market approach (Level 1) based on the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in active markets.

The goal of our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the full investment of available funds. We place our cash investments in instruments that meet credit quality standards, as specified in our corporate investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. Other than our auction rate securities discussed above, at June 30, 2010, our cash equivalents and short-term investments carried ratings from the major credit rating agencies that were in accordance with our corporate investment policy. Our investment policy allows investments in the following; government and federal agency obligations, repurchase agreements (“Repos”), certificates of deposit and time deposits, corporate obligations, medium term notes and deposit notes, commercial paper including asset-backed commercial paper (“ABCP”), puttable bonds, general obligation and revenue bonds, money market funds, taxable commercial paper, corporate notes/bonds, municipal notes, municipal obligations, variable rate demand notes and tax exempt commercial paper. All such instruments must carry minimum ratings of A1/P1/F1, MIG1/VMIG1/SP1 and A2/A/A, as applicable, all of which are considered “investment grade”. Our investment policy for marketable securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months with at least 10% maturing in 90 days or less.

We account for our investments in debt and equity instruments under FASB ASC 320 Investments – Debt and Equity Securities (FASB ASC 320). Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of shareholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments at June 30, 2010 and December 31, 2009 was $131 million and $87 million, respectively. The increase was due to the net purchase of $44 million of short-term investments. The net purchase of $44 million of short term investments was done to continue the diversification our holdings from money market accounts to debt securities and to take advantage of higher yields associated with longer maturity debt securities.

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

In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of June 30, 2010, a 100 basis point increase or decrease in interest rates across all maturities would result in a $1.0 million increase or decrease in the fair market value of our portfolio. As of December 31, 2009, a similar 100 basis point shift in the yield curve would have resulted in a $614,000 increase or decrease in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is a other than temporary impairment.

Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of June 30, 2010, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

Economic conditions during the first half of 2009 had negative effects on the financial markets. In response to these conditions, we shifted a larger percentage of our portfolio to money market funds, U.S. Treasuries and time deposits. This had a negative impact on our investment income. As we have noted continued stabilization in the financial markets in the second half of 2009 and in 2010, we have diversified our holdings to include debt securities with maturities up to 24 months to take advantage of the higher yields associated with longer maturities. However, yields, even at longer maturities, remain at or near historic lows. We weight the benefit of the higher yields associated with longer maturities against the interest rate risk and credit rating risk, also associated with these longer maturities when making these decisions. We cannot predict when interest rates and investment yields will rise. If yields continue to stay at these low levels, our investment income will continue to be negatively impacted.

Exchange Rate Risk

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. The principal currencies hedged are the Euro, British pound, Japanese yen and Hungarian forint. We monitor our foreign exchange exposures regularly to help ensure the overall effectiveness of our foreign currency hedge positions. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at June 30, 2010 and December 31, 2009, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $11 million and $22 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer, Dr. James Truchard, and our Chief Financial Officer, Alex Davern, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), required by paragraph (b) of Rule 13a – 15 or Rule 15d – 15, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level, to ensure the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute assurance that the control system’s objectives will be met. We continue to enhance our internal control over financial reporting in key functional areas with the goal of monitoring our operations at the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required under Auditing Standard No. 5 issued by the Public Company Accounting Oversight Board. We discuss and disclose these matters to the audit committee of our board of directors and to our auditors. During the three months ended June 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a - 15 or Rule 15d - 15 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

See Note 15 - Litigation in Notes to Consolidated Financial Statements.

ITEM 1A.                      RISK FACTORS

Fluctuations in General Economic Conditions and in the Global Credit and Equity Markets May Adversely Affected Our Financial Condition and Results of Operations.  Our business is sensitive to fluctuations in general economic conditions, both in the U.S. and globally. The continuing uncertainty regarding the availability of credit could negatively impact the spending patterns of businesses including our current and potential customers which may have an adverse effect on our revenues and therefore harm our business and results of operations. Historically, our business cycles have corresponded to changes in the global Purchasing Managers Index (“PMI”). The global PMI has risen from 50 in July 2009 to 55 in June 2010 which is indicative of an expanding economy. However, we are unable to predict whether the current expansion cycle, as measured by the PMI, will be sustained throughout 2010. If this expansion is not sustained, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and therefore harm our business and result of operations.

We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results.  During the fourth quarter of 2009, we established an operating budget for 2010. Our budgets are established based on the estimated revenue from sales of our products which are based on economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. If demand for our products in the second half of 2010 is less than the demand we anticipated in setting our 2010 budget, our operating results could be negatively impacted. If we exceed the level of expenses established in our 2010 operating budget or if we cannot reduce budgeted expenditures in response to a decrease in revenue, our operating results could be adversely affected. Our spending could exceed our budgets due to a number of factors, including:

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

A Substantial Majority of Our Manufacturing Capacity is Located in Hungary.  Our Hungarian manufacturing and warehouse facility sources a substantial majority of our sales. During the six months ended June 30, 2010, we continued to maintain and enhance the systems and processes that support the direct shipment of product orders to our customers worldwide from our manufacturing facility in Hungary. In order to enable timely shipment of products to our customers we also maintain the vast majority of our inventory at our Hungary warehouse facility. In addition to being subject to the risks of maintaining such a concentration of manufacturing capacity and global inventory, this facility and its operation are also subject to risks associated with doing business internationally, including:

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

Our Income Tax Rate is Affected by our Tax Benefits in Hungary.  As a result of certain foreign investment incentives available under Hungarian law, the profit from our Hungarian operation was subject to a reduced income tax rate. This special tax status terminated on January 1, 2008, with the merger of our Hungarian manufacturing operations with its Hungarian parent company. In addition, effective January 1, 2010, a new tax law in Hungary provides for an enhanced deduction for the qualified research and development expenses of NI Hungary Software and Hardware Manufacturing Kft. (“NI Hungary”). During the three months ended December 31, 2009, we obtained confirmation of the application of this new tax law for the qualified research and development expenses of NI Hungary. Partial release of the valuation allowance on assets from the restructuring and the enhanced tax deduction for research expenses resulted in income tax benefits of $4.6 and $3.2 million for the three month periods ended June 30, 2010, and 2009, respectively, and $7.8 and $4.2 million for the six month periods ended June 30, 2010, and 2009, respectively.

These benefits may not be available in future periods due to changes in Hungary’s political condition or tax laws. The reduction or elimination of these benefits in Hungary or future changes in U.S. law pertaining to taxation of foreign earnings could result in an increase in our future effective income tax rate which could have a material adverse effect on our operating results.

We Rely on Management Information Systems and any Disruptions in Our Systems Would Adversely Affect Us.  We rely on a primary global center for our management information systems and on multiple systems in branches not covered by our global center. As with any information system, unforeseen issues may arise that could affect our ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that our global center for information systems or our branch operations could experience a complete or partial shutdown. If such a shutdown occurred, it would impact our product shipments and revenues, as order processing and product distribution are heavily dependent on our management information systems. Accordingly, our operating results in such periods would be adversely impacted. We are continually working to maintain reliable systems to control costs and improve our ability to deliver our products in our markets worldwide. No assurance can be given that our efforts will be successful.

During the six months ended June 30, 2010, we continued to devote resources to the development of our systems for manufacturing, sales and product services and to the continued development of our web offerings. There can be no assurance that we will not experience difficulties with our systems or web offerings. Difficulties with our systems or web offerings may interrupt our normal operations, including our ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. Any disruption occurring with these systems or web offerings may have a material adverse effect on our operating results. During the six months ended June 30, 2010, we devoted significant resources to the upgrade of our Americas business application suite to Oracle’s version R12. This upgrade was completed on July 4, 2010. These types of system wide upgrades have the potential to cause significant business disruptions. We have plans to mitigate these potential business disruptions but there is no certainty that our plans will be effective should such a disruption occur.  For the remainder of 2010, we expect to continue to devote resources to the continued development of our web applications and to finalize the upgrade of our Americas business application suite to Oracle’s version R12. We currently plan to upgrade our business application suite outside of the Americas to Oracle’s version R12 in the second half 2011. Any failure to successfully implement these initiatives could have a material adverse effect on our operating results.

Recent Adoption of Complex Health Care Legislation and Related Regulations and Financial Reform Could Increase our Operating Costs. The recent adoption of the Patient Protection and Affordable Care Act and the related reconciliation measure, the Health Care and Education Reconciliation Act of 2010, and the regulations resulting from such legislation could significantly increase the costs of providing health care to our employees. Due to the complexity of the legislation and the uncertain timing and content of the related regulations, we are unable to predict the amount and timing of any such increased costs. In addition, the recently adopted Dodd-Frank Wall Street Reform and Consumer Protection Act could result in increased costs to us either as a result of our efforts to comply with the corporate governance provisions which may be applicable to us or due to the impact of such legislation on the derivative contracts or other financial instruments or financial markets that we utilize in the normal course of our business.

Our Quarterly Results are Subject to Fluctuations Due to Various Factors.  Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including:

•	changes in the economy or credit markets in the U.S. or globally;
•	changes in the mix of products sold;
•	the availability and pricing of components from third parties (especially limited sources);
•	fluctuations in foreign currency exchange rates;
•	the timing, cost or outcome of intellectual property litigation;
•	the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales;
•	changes in pricing policies by us, our competitors or suppliers;
•	delays in product shipments caused by human error; and,
•	disruptions in transportation resulting.

Our Revenues are Subject to Seasonal Variations.  In previous years, our revenues have been characterized by seasonality, with revenues typically growing from the first quarter to the second quarter, being relatively constant from the second quarter to the third quarter, growing in the fourth quarter compared to the third quarter and declining in the first quarter of the following year from the fourth quarter of the preceding year. This historical trend has been affected and may continue to be affected in the future by broad fluctuations in the global industrial economy, the economic impact of larger orders as well as the timing of new product introductions and/or acquisitions, if any. For example, our first quarter and second quarter of 2009 had sequential revenue declines from the fourth quarter of 2008 and first quarter of 2009, respectively, and the magnitude of the decline in the first quarter of 2009 was greater than what had occurred in the past. If the global industrial economy continues to grow and maintains stability throughout 2010, we would expect to return to our typical historical revenue pattern. However, we cannot predict whether the global industrial economy will continue to grow or maintain stability throughout 2010 and therefore, cannot predict when or if we will return to our typical historical revenue pattern. We believe the historical pattern of seasonality of our revenue results from the international mix of our revenue and the variability of the budgeting and purchasing cycles of our customers throughout each international region. In addition, our total operating expenses have in the past tended to increase in each successive quarter and have fluctuated as a percentage of revenue based on the seasonality of our revenue. During 2009, we were able to reduce our operating costs compared to 2008. Some of the cost cutting measures implemented in 2009, such as salary reductions, were discontinued during the six months ended June 30, 2010. During 2010, we plan to continue our strategic investments in research and development and field sales while limiting expense growth elsewhere.

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

Our Product Revenues are Dependent on Certain Industries.  Sales of our products are dependent on customers in certain industries, particularly the telecommunications, semiconductor, automotive, automated test equipment, defense and aerospace industries. As we have experienced in the past, and as we may continue to experience in the future, downturns characterized by diminished product demand in any one or more of these industries may result in decreased sales, and a material adverse effect on our operating results.

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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect of increasing our consolidated sales by $9 million or 6% and $17 million or 5% for the three and six month periods ended June 30, 2010, compared to the same periods in 2009, respectively. If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing our operating expenses by $4.1 million or 8% and $9 million or 7% for the three and six month periods ended June 30, 2010, compared to the same periods in 2009, respectively. Currently, we are experiencing significant volatility in foreign currency exchange rates in many of the markets in which we do business. This has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and will likely pose similar challenges in the future.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our managements’ certification of adequate disclosure controls and procedures as of June 30, 2010. Our most recent annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. Our most recent Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of June 30, 2010 with respect to the shares of our common stock that we repurchased during the second quarter of 2010.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1, 2010 to April 30, 2010	-	-	-	3,000,000
May 1, 2010 to May 31, 2010	-	-	-	3,000,000
June 1, 2010 to June 30, 2010	-	-	-	3,000,000
Total	-	-	-

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

ITEM 6.                      EXHIBITS

3.1(1)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(4)	Specimen of Common Stock certificate of the Company.
4.2(5)	Rights Agreement dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A.
10.1(4)	Form of Indemnification Agreement.
10.2(6)	1994 Incentive Plan, as amended.*
10.3(7)	1994 Employee Stock Purchase Plan.*
10.5(8)	2005 Incentive Plan.*
10.6(9)	National Instruments Corporation Annual Incentive Program.*
10.7(10)	National Instruments Corporation Annual Incentive Program, as amended*
10.8(11)	2005 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.9(11)	2005 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.10(11)	2005 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.11(11)	2005 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.12(12)	2010 Incentive Plan.*
10.13(13)	2010 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.14(14)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.15(15)	2010 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.16(16)	2010 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Registration Statement on Form 8-A on April 27, 2004.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(5)	Incorporated by reference to exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on January 28, 2004.
(6)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q on August 5, 2004.
(7)	Incorporated by reference to exhibit 10.3 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
(8)	Incorporated by reference to exhibit A of the Company’s Proxy Statement dated and filed on April 4, 2005.
(9)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on June 27, 2006.
(10)	Incorporated by reference to exhibit 99.2 filed with the Company’s Current Report on Form 8-K filed on October 28, 2008.
(11)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q on August 2, 2006.
(12)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on May 17, 2010.
(13)	Incorporated by reference to exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
(14)	Incorporated by reference to exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
(15)	Incorporated by reference to exhibit 10.4 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
(16)	Incorporated by reference to exhibit 10.5 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
*	Management Contract or Compensatory Plan or Arrangement
**
In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INSTRUMENTS CORPORATION

Dated: August 6, 2010	By:	/s/ Alex Davern
Chief Financial Officer and Treasurer
(principal financial and accounting officer)