Form 10-Q
period 2010-09-30
NATIONAL INSTRUMENTS CORP /DE/
filed 2010-11-03
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2010 or

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

Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐                Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2010
Common Stock - $0.01 par value	78,204,971

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2010	December 31, 2009
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$226,844	$201,465
Short-term investments	111,903	87,196
Accounts receivable, net	121,503	103,957
Inventories, net	101,532	86,515
Prepaid expenses and other current assets	42,132	36,523
Deferred income taxes, net	15,449	16,522
Total current assets	619,363	532,178
Property and equipment, net	151,667	153,265
Goodwill, net	69,383	64,779
Intangible assets, net	52,553	43,390
Other long-term assets	19,269	19,417
Total assets	$912,235	$813,029
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$33,005	$23,502
Accrued compensation	39,075	14,934
Deferred revenue	63,940	57,242
Accrued expenses and other liabilities	18,313	8,560
Other taxes payable	15,324	14,181
Total current liabilities	169,657	118,419
Deferred income taxes	24,725	25,012
Liability for uncertain tax positions	11,608	11,062
Other long-term liabilities	5,225	4,116
Total liabilities	211,215	158,609
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $0.01; 180,000,000 shares authorized; 78,042,121 and 77,367,874 shares issued and outstanding, respectively	780	774
Additional paid-in capital	388,502	336,446
Retained earnings	308,535	303,655
Accumulated other comprehensive income	3,203	13,545
Total stockholders’ equity	701,020	654,420
Total liabilities and stockholders’ equity	$912,235	$813,029

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales:
Product	$203,188	$152,106	$573,413	$435,348
Software maintenance	17,261	12,929	49,844	39,649
Total net sales	220,449	165,035	623,257	474,997

Cost of sales:
Product	$50,380	$40,476	$139,818	$119,234
Software maintenance	1,523	1,423	3,966	4,034
Total cost of sales	51,903	41,899	143,784	123,268

Gross profit	168,546	123,136	479,473	351,729

Operating expenses:
Sales and marketing	$79,494	$65,126	$233,166	$199,089
Research and development	39,971	35,016	114,912	99,252
General and administrative	17,392	12,306	49,701	42,838
Total operating expenses	136,857	112,448	397,779	341,179

Operating income	31,689	10,688	81,694	10,550

Other income (expense):
Interest income	$380	$339	$1,051	$1,335
Net foreign exchange gain (loss)	426	940	(2,475)	1,301
Other income, net	160	482	970	979
Income before income taxes	32,655	12,449	81,240	14,165
Provision for (benefit from) income taxes	4,522	2,518	10,152	(554)

Net income	$28,133	$9,931	$71,088	$14,719

Basic earnings per share	$0.36	$0.13	$0.91	$0.19

Weighted average shares outstanding - basic	78,176	77,653	77,832	77,497

Diluted earnings per share	$0.36	$0.13	$0.90	$0.19

Weighted average shares outstanding - diluted	78,862	78,103	78,848	77,842

Dividends declared per share	$0.13	$0.12	$0.39	$0.36

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months Ended
	September 30,
	2010	2009
Cash flow from operating activities:
Net income	$71,088	$14,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,220	28,536
Stock-based compensation	14,194	15,238
Tax expense (benefit) from deferred income taxes	1,174	(6,802)
Tax expense from stock option plans	599	1,445
Changes in operating assets and liabilities:
Accounts receivable	(17,298)	30,758
Inventories	(14,712)	18,632
Prepaid expenses and other assets	(15,328)	3,920
Accounts payable	9,171	(5,444)
Deferred revenue	6,698	3,588
Taxes and other liabilities	33,938	(14,245)
Net cash provided by operating activities	117,744	90,345

Cash flow from investing activities:
Capital expenditures	(14,404)	(12,331)
Capitalization of internally developed software	(14,300)	(10,611)
Additions to other intangibles	(2,253)	(4,009)
Acquisition, net of cash received	(2,191)	—
Purchases of short-term and long-term investments	(88,226)	(38,876)
Sales and maturities of short-term and long-term investments	63,519	10,034
Net cash (used by) investing activities	(57,855)	(55,793)

Cash flow from financing activities:
Proceeds from issuance of common stock	38,368	16,351
Repurchase of common stock	(41,862)	(18,200)
Dividends paid	(30,417)	(27,958)
Tax (benefit) from stock option plans	(599)	(1,445)
Net cash (used by) financing activities	(34,510)	(31,252)

Net change in cash and cash equivalents	25,379	3,300
Cash and cash equivalents at beginning of period	201,465	229,400
Cash and cash equivalents at end of period	$226,844	$232,700

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at September 30, 2010 and December 31, 2009, and the results of our operations for the three month and nine month periods ended September 30, 2010 and September 30, 2009 and the cash flows for the nine month periods ended September 30, 2010 and September 30, 2009. Operating results for the three month and nine month periods ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three month and nine month periods ended September 30, 2010 and 2009, respectively, are as follows (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2010	2009	2010	2009
Weighted average shares outstanding-basic	78,176	77,653	77,832	77,497
Plus: Common share equivalents
Stock options, restricted stock units	686	450	1,016	345
Weighted average shares outstanding-diluted	78,862	78,103	78,848	77,842

Stock options to acquire 478,000 shares and 3,509,000 shares for the three month periods ended September 30, 2010 and 2009, respectively, and 568,000 and 3,619,000 shares for the nine month periods ended September 30, 2010 and 2009, respectively, were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

Note 3 – Cash, cash equivalents and short-term investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	As of September 30, 2010	As of December 31, 2009
	(unaudited)
Cash and cash equivalents:
Cash	$81,264	$85,612
Cash equivalents:
Money market accounts	145,580	115,853
Total cash and cash equivalents	226,844	201,465
Short-term investments:
Municipal bonds	19,952	12,549
Corporate bonds	42,040	7,587
U.S. treasuries and agencies	14,235	21,033
Foreign government bonds	33,224	34,674
Time deposits	2,452	2,753
Auction rate securities	-	8,177
Auction rate securities put option	-	423
Total short-term investments	111,903	87,196
Total cash, cash equivalents and investments	$338,747	$288,661

The following table summarizes unrealized gains and losses related to our investments designated as available-for-sale (in thousands):

	As of September 30, 2010 (unaudited)
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Cumulative Translation Adjustment	Fair Value
Municipal bonds	$19,923	$33	$(4)	$-	$19,952
Corporate bonds	41,988	58	(6)	-	42,040
U.S. treasuries and agencies	14,217	18	-	-	14,235
Foreign government bonds	36,065	16	(134)	(2,723)	33,224
Time deposits	2,452	-	-	-	2,452
Total investments	$114,645	$125	$(144)	$(2,723)	$111,903

	As of December 31, 2009
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Cumulative Translation Adjustment	Fair Value
Municipal bonds	$12,491	$58	$-	$-	$12,549
Corporate bonds	7,478	110	(1)	-	7,587
U.S. treasuries and agencies	21,080	-	(47)	-	21,033
Foreign government bonds	36,105	76	-	(1,507)	34,674
Time deposits	2,753	-	-	-	2,753
Auction rate securities	8,600	-	(423)	-	8,177
Auction rate securities put option	-	423	-	-	423
Total investments	$88,507	$667	$(471)	$(1,507)	$87,196

The following table summarizes the contractual maturities of our investments designated as available-for-sale (in thousands):

	As of September 30, 2010		As of December 31, 2009
	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
Due in less than 1 year	$81,762	$80,460	$44,029	$43,267
Due in 1 to 5 years	32,883	31,443	44,478	43,929
Total investments	$114,645	$111,903	$88,507	$87,196

Due in less than 1 year	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
Municipal bonds	$16,910	$16,940	$4,103	$4,110
Corporate bonds	36,604	36,640	5,384	5,473
U.S. treasuries and agencies	8,199	8,205	5,065	5,057
Foreign government bonds	17,597	16,223	18,124	17,274
Time deposits	2,452	2,452	2,753	2,753
Auction rate securities	-	-	8,600	8,177
Auction rate securities put option	-	-	-	423
Total investments	$81,762	$80,460	$44,029	$43,267

Due in 1 to 5 years	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
Municipal bonds	$3,013	$3,012	$8,388	$8,439
Corporate bonds	5,384	5,400	2,094	2,114
U.S. treasuries and agencies	6,018	6,030	16,015	15,976
Foreign government bonds	18,468	17,001	17,981	17,400
Total investments	$32,883	$31,443	$44,478	$43,929

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

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value (in thousands). We did not have any items that were measured at fair value on a nonrecurring basis at September 30, 2010 and December 31, 2009.

	Fair Value Measurements at Reporting Date Using (unaudited)
Description	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money Market Funds	$145,580	$145,580	$-	$-
Short-term investments available for sale:
Municipal bonds	19,952	19,952	-	-
Corporate bonds	42,040	42,040	-	-
U.S. treasuries and agencies	14,235	14,235	-	-
Foreign government bonds	33,224	33,224	-	-
Time deposits	2,452	2,452	-	-
Derivatives	5,569	-	5,569	-
Total Assets	$263,052	$257,483	$5,569	$-

Liabilities
Derivatives	$(5,456)	$-	$(5,456)	$-
Total Liabilities	$(5,456)	$-	$(5,456)	$-

	Fair Value Measurements at Reporting Date Using
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money Market Funds	$115,853	$115,853	$-	$-
Short-term investments available for sale:
Municipal bonds	12,549	12,549	-	-
Corporate bonds	7,587	7,587	-	-
U.S. treasuries and agencies	21,033	21,033	-	-
Foreign government bonds	34,674	34,674	-	-
Time deposits	2,753	2,753	-	-
Auction rate securities	8,177	-	-	8,177
Auction rate securities put option	423	-	-	423
Derivatives	11,016	-	11,016	-
Total Assets	$214,065	$194,449	$11,016	$8,600

Liabilities
Derivatives	$(318)	$-	$(318)	$-
Total Liabilities	$(318)	$-	$(318)	$-

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Short-term investments available for sale
(unaudited)

Beginning Balance at December 31, 2009	$8,600
Total gains or (losses) (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	-
Total losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	-
Purchases, issuances and settlements	(8,600)
Transfer in and/or out of Level 3	-
Ending Balance at September 30, 2010	$-

The amount of total gains or (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	-
$-

Short-term investments available-for-sale are valued using a market approach (Level 1) based on the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in active markets. Short-term investments available-for-sale consists of debt securities issued by states of the U.S. and political subdivisions of the U.S., corporate debt securities and debt securities issued by U.S. government corporations and agencies as well as debt securities issued by foreign governments. All short-term investments available-for-sale have contractual maturities of less than 24 months. There were not any transfers in or out of Level 1 during the nine months ended September 30, 2010.

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of identical instruments. There were not any transfers in or out of Level 2 during the nine months ended September 30, 2010.

The short-term investments available-for-sale included in Level 3 at December 31, 2009, were reported at their fair market value and consisted of auction rate securities backed by education loan revenue bonds. Auction rate securities are variable rate debt instruments whose interest rates are typically reset approximately every 7 to 35 days.

In November 2008, we accepted the UBS Auction Rate Securities Rights (the “Rights”) agreement offered by UBS as a liquidity alternative to the failed auction process for our auction rate securities. The Rights agreement included a nontransferable right to sell our auction rate securities, at par value, back to UBS at any time during the period June 30, 2010, through July 2, 2012. Under the terms of this Rights agreement, UBS purchased back from us our auction rate securities on June 14, 2010, and July 1, 2010. We received the full par value of $8.6 million from UBS in accordance with the terms of our Rights agreement.

The estimated fair market value of the auction rate securities and the Rights agreement was determined using significant unobservable inputs (Level 3). We considered many factors in determining the fair market value of our auction rate securities as well as our corresponding Rights agreement at December 31, 2009, including the fact that the debt instruments underlying the auction rate securities have redemption features which call for redemption at 100% of par value, current credit curves for like securities and discount factors to account for the illiquidity of the market for these securities.

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

We have operations in over 40 countries. Sales outside of the Americas as a percentage of consolidated sales were 56% and 54% in each of the three month periods ended September 30, 2010 and 2009, respectively, and 57% and 55% in each of the nine month periods ended September 30, 2010 and 2009, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign-currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

Cash flow hedges

To help protect against the reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales or expenses over the next one to two years, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue and forecasted expenses denominated in foreign currencies with forward and purchased option contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. For option contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the option contracts net of the premium paid designated as hedges. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money”. From time to time, we purchase foreign currency forward and option contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, British pound sterling, South Korean won and Hungarian forint) and limit the duration of these contracts to 40 months or less.

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

We held forward contracts with a notional amount of $31.2 million dollar equivalent of Euro, $7.1 million dollar equivalent of British pound sterling, $22.2 million dollar equivalent of Japanese yen, and $32.8 million dollar equivalent of Hungarian forint at September 30, 2010. These contracts are for terms of up to 24 months. At December 31, 2009, we held forward contracts with a notional amount of $28.6 million dollar equivalent of Euro, $4.0 million dollar equivalent of British pound sterling, $24.4 million dollar equivalent of Japanese yen, and $17.8 million dollar equivalent of Hungarian forint.

We held purchased option contracts with a notional amount of $8.7 million dollar equivalent of Euro at September 30, 2010. These contracts are for terms of up to 12 months. At December 31, 2009, we held purchased option contracts with a notional amount of $28.4 million dollar equivalent of Euro.

At September 30, 2010, we expect to reclassify $580,000 of losses on derivative instruments from accumulated other comprehensive income to net sales during the next twelve months when the hedged international sales occur, $1.1 million of gains on derivative instruments from accumulated OCI to cost of sales when the cost of sales are incurred and $584,000 of gains on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at September 30, 2010. Actual results may vary as a result of changes in the corresponding exchange rate subsequent to this date.

We did not record any gains or losses due to the ineffectiveness of our hedges during the nine months ended September 30, 2010. During the nine months ended September 30, 2009, hedges with a notional amount of $18.9 million were determined to be ineffective. As a result, we recorded a net gain of $1.2 million related to these hedges as a component of “net foreign exchange gain (loss)” during the nine months ended September 30, 2009.

Other Derivatives

Other derivatives not designated as hedging instruments under FASB ASC 815 consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss)”. As of September 30, 2010 and December 31, 2009, we held foreign currency forward contracts with a notional amount of $29.9 million and $45.2 million, respectively.

The following table presents the fair value of derivative instruments on our Consolidated Balance Sheets and the effect of derivative instruments on our Consolidated Statements of Income.

Fair Values of Derivative Instruments (in thousands):

	Asset Derivatives
	September 30, 2010 (unaudited)		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$2,849	Prepaid expenses and other current assets	$7,947

Foreign exchange contracts - LT forwards	Other long-term assets	871	Other long-term assets	274

Foreign exchange contracts - ST options	Prepaid expenses and other current assets	877	Prepaid expenses and other current assets	1,821
Total derivatives designated as hedging instruments		$4,597		$10,042

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$972	Prepaid expenses and other current assets	$974
Total derivatives not designated as hedging instruments		$972		$974

Total derivatives		$5,569		$11,016

	Liability Derivatives
	September 30, 2010 (unaudited)		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(2,156)	Accrued expenses and other liabilities	$-

Foreign exchange contracts - LT forwards	Other long-term liabilities	(850)	Other long-term liabilities	-
Total derivatives designated as hedging instruments		$(3,006)		$-

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(2,450)	Accrued expenses and other liabilities	$(318)
Total derivatives not designated as hedging instruments		$(2,450)		$(318)

Total derivatives		$(5,456)		$(318)

The following unaudited table shows the effect of derivative instruments on the Consolidated Statements of Income for the three month periods ended September 30, 2010 and 2009, respectively (in thousands):

September 30, 2010 (unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2010		2010		2010
Foreign exchange contracts - forwards and options	$(6,201)	Net sales	$1,358	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	2,558	Cost of sales	374	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	1,299	Operating expenses	266	Net foreign exchange gain (loss)	-
Total	$(2,344)		$1,998		$-

September 30, 2009 (unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2009		2009		2009
Foreign exchange contracts - forwards and options	$(5,037)	Net sales	$(401)	Net foreign exchange gain (loss)	$181

Foreign exchange contracts - forwards and options	1,465	Cost of sales	(72)	Net foreign exchange gain (loss)	395

Foreign exchange contracts - forwards and options	82	Operating expenses	380	Net foreign exchange gain (loss)	81
Total	$(3,490)		$(93)		$657

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		September 30, 2010 (unaudited)	September 30, 2009 (unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$(2,233)	$(1,607)

Total		$(2,233)	$(1,607)

The following unaudited table shows the effect of derivative instruments on the Consolidated Statements of Income for the nine month periods ended September 30, 2010 and 2009, respectively (in thousands):

September 30, 2010 (unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2010		2010		2010
Foreign exchange contracts - forwards and options	$(4,457)	Net sales	$4,407	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	(2,152)	Cost of sales	1,785	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	(1,095)	Operating expenses	853	Net foreign exchange gain (loss)	-
Total	$(7,704)		$7,045		$-

September 30, 2009 (unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2009		2009		2009
Foreign exchange contracts - forwards and options	$(8,822)	Net sales	$2,578	Net foreign exchange gain (loss)	$1,132

Foreign exchange contracts - forwards and options	2,776	Cost of sales	(740)	Net foreign exchange gain (loss)	(44)

Foreign exchange contracts - forwards and options	1,747	Operating expenses	184	Net foreign exchange gain (loss)	81
Total	$(4,299)		$2,022		$1,169

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		September 30, 2010 (unaudited)	September 30, 2009 (unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$(857)	$(1,791)

Total		$(857)	$(1,791)

Note 6 – Inventories

Inventories, net at September 30, 2010 and December 31, 2009, consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
	(unaudited)

Raw materials	$48,054	$42,121
Work-in-process	4,351	2,042
Finished goods	49,127	42,352
	$101,532	$86,515

Note 7 – Intangibles

Intangibles at September 30, 2010 and December 31, 2009, are as follows:

	September 30, 2010			December 31, 2009
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$53,883	$(28,321)	$25,562	$38,928	$(20,455)	$18,473
Acquired technology	32,853	(23,995)	8,858	28,022	(20,967)	7,055
Patents	20,464	(6,078)	14,386	19,033	(5,377)	13,656
Leasehold equipment and other	13,936	(10,189)	3,747	12,577	(8,371)	4,206
	$121,136	$(68,583)	$52,553	$98,560	$(55,170)	$43,390

Software development costs capitalized during the three month periods ended September 30, 2010 and 2009, were $3.4 million and $1.3 million, respectively, and related amortization expense was $2.8 million and $2.5 million, respectively. Capitalized software development costs for the three month periods ended September 30, 2010 and 2009, included costs related to stock based compensation of $144,000 and $71,000, respectively. During the nine month periods ended September 30, 2010 and 2009, we capitalized software development costs of $15.0 million and $11.2 million, respectively, and related amortization expense was $7.9 million and $6.6 million, respectively. Capitalized software development costs for the nine month periods ended September 30, 2010 and 2009, included costs related to stock based compensation of $655,000 and $617,000, respectively. Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Patents are amortized using the straight-line method over their estimated period of benefit, generally ten to seventeen years.

Total intangible assets amortization expenses were $5.2 million and $4.7 million during the three month periods ended September 30, 2010 and 2009, respectively, and $13.4 million and $12.2 million during the nine month periods ended September 30, 2010 and 2009, respectively.

Acquired core technology and intangible assets are amortized over their useful lives, which range from three to eight years. Amortization expense for intangible assets acquired was approximately $1.0 million and $1.0 million for the three month periods ended September 30, 2010 and 2009, respectively, of which approximately $921,000 and $853,000 was recorded in cost of sales, respectively, and approximately $89,000 and $125,000 was recorded in operating expenses, respectively. For the nine month periods ended September 30, 2010 and 2009, amortization expense for intangible assets acquired was approximately $2.9 million and $3.0 million, respectively, of which approximately $2.6 million and $2.6 million was recorded in cost of sales, respectively, and approximately $311,000 and $377,000 was recorded in operating expenses, respectively.

Note 8 – Goodwill

The carrying amount of goodwill as of September 30, 2010, is as follows (in thousands):

Amount
Balance as of December 31, 2009	$64,779
Acquisitions	5,013
Divestitures	-
Foreign currency translation impact	(409)
Balance as of September 30, 2010	$69,383

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

On February 1, 2010, we acquired all of the outstanding shares of a privately-held company for $2.2 million in net cash, $3.0 million in shares of our common stock with the remainder to be paid in cash over the next four years. The purchase price allocation for this acquisition included net working capital of $1.1 million, amortizable intangible assets of $5.0 million, and goodwill of $5.0 million. Our consolidated financial statements include the operating results of the acquired company from the date of acquisition.

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

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We had $11.6 million and $11.1 million of unrecognized tax benefits at September 30, 2010 and December 31, 2009, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross decrease in unrecognized tax benefits of $2.4 million and $3.5 million for the three and nine month periods ended September 30, 2010, as a result of the closing of open tax years and a settlement with a taxing authority. As of September 30, 2010, it is deemed reasonable that we will recognize tax benefits in the amount of $3.5 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority. Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2010, we have approximately $652,000 accrued for interest related to uncertain tax positions. The tax years 2003 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 14% and 20% for the three month periods ended September 30, 2010 and 2009, respectively, and 12% and (4)% for the nine month periods ended September 30, 2010 and 2009, respectively. For the three months ended September 30, 2010, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of the partial release of a deferred tax asset valuation allowance, an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates and a decrease in unrecognized tax benefits for uncertain tax positions. For the nine months ended September 30, 2010, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of  the partial release of a deferred tax asset valuation allowance, an enhanced deduction for certain research and development expenses and profits in foreign jurisdictions with reduced income tax rates. For the three and nine month periods ended September 30, 2009, our effective tax rate was lower than the U.S. federal statutory rate of 35% due to a partial release of a deferred tax asset valuation allowance, the research credit and a decrease in unrecognized tax benefits for uncertain tax positions. These benefits were partially offset by non-deductible stock-based compensation expenses, losses in foreign jurisdictions with reduced income tax rates and a valuation allowance related to a deferred tax asset for which a tax benefit was previously recognized.

The tax position of our Hungarian operation continues to benefit from assets created by the restructuring of our operations in Hungary. In addition, effective January 1, 2010, a new tax law in Hungary provides for an enhanced deduction for the qualified research and development expenses of NI Hungary Software and Hardware Manufacturing Kft. (“NI Hungary”). Partial release of the valuation allowance on assets from the restructuring and the enhanced tax deduction for research expenses resulted in income tax benefits of $4.5 million and $1.7 million for the three month periods ended September 30, 2010 and 2009, respectively and $12.3 million and $5.9 million for the nine month periods ended September 30, 2010 and 2009, respectively.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward and option contracts and unrealized gains and losses on our investments designated as available for sale. Comprehensive income for the three and nine month periods ended September 30, 2010 and September 30, 2009, was as follows (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2010	2009	2010	2009
Comprehensive income:
Net income	$28,133	$9,931	$71,088	$14,719
Foreign currency translation gains (losses), net of taxes	8,792	2,413	(2,577)	2,908
Unrealized gains (losses) on derivative instruments, net of taxes	(908)	(1,987)	(8,000)	(1,838)
Unrealized gains (losses) on investments designated as available for sale, net of taxes	(536)	241	235	115
Total comprehensive income	$35,481	$10,598	$60,746	$15,904

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

Awards under the plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares vests over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and revenue growth but shares cannot accelerate to vest over a period of less than five years. Stock options must be exercised within ten years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the nine months ended September 30, 2010, we did not make any changes in accounting principles or methods of estimates.

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

Our stockholders approved our 2010 Incentive Plan (the “2010 Plan”) on May 11, 2010. At the time of approval, 2,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 2,241,536 share of common stock that were reserved but not issued under the 1994 Plan and the 2005 Plan as of May 11, 2010, and any shares that are returned to the 1994 Plan and the 2005 Plan as a result of forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2010 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. There were 4,188,716 shares available for grant under the 2010 Plan at September 30, 2010.

We estimate potential forfeitures of RSUs and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the nine months ended September 30, 2010, we did not make any changes in accounting principles or methods of estimates related to the 2010 Plan.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. We had 1,237,994 shares of common stock reserved for future employee purchases under this plan at September 30, 2010. We issued 517,077 shares under this plan in the nine months ended September 30, 2010. The weighted average fair value of the employees’ purchase rights was $24.84 per share and was estimated using the Black-Scholes model. During the nine months ended September 30, 2010, we did not make any changes in accounting principles or methods of estimates related to the employee stock purchase plan.

For the three and nine month periods ended September 30, 2010 and September 30, 2009, stock-based compensation recorded as a component of cost of sales, sales and marketing, research and development, and general and administrative was as follows (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2010	2009	2010	2009
Stock-based compensation
Cost of sales	$332	$335	$1,014	$975
Sales and marketing	1,960	2,210	6,060	6,626
Research and development	1,771	1,929	5,129	5,349
General and administrative	672	728	1,991	2,288

Provision for income taxes	(1,295)	(409)	(4,422)	(5,288)
Total	$3,440	$4,793	$9,772	$9,950

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

Total net sales, operating income, interest income and long-lived assets, classified by the major geographic areas in which we operate, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2010	2009	2010	2009
Net sales:
Americas:
Unaffiliated customer sales	$97,031	$75,459	$266,300	$211,991
Europe:
Unaffiliated customer sales	59,882	46,683	177,681	143,026
Asia Pacific:
Unaffiliated customer sales	63,536	42,893	179,276	119,980
	$220,449	$165,035	$623,257	$474,997

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2010	2009	2010	2009
Operating income:
Americas	$21,395	$15,058	$52,689	$28,658
Europe	31,347	20,087	87,409	52,562
Asia Pacific	18,918	10,559	56,508	28,582
Unallocated:
Research and development expenses	(39,971)	(35,016)	(114,912)	(99,252)
	$31,689	$10,688	$81,694	$10,550

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2010	2009	2010	2009
Interest income:
Americas	$177	$165	$433	$685
Europe	182	145	546	581
Asia Pacific	21	29	72	69
	$380	$339	$1,051	$1,335

	September 30, 2010	December 31, 2009
	(unaudited)
Long-lived assets:
Americas	$100,245	$100,489
Europe	34,773	36,555
Asia Pacific	16,649	16,221
	$151,667	$153,265

Total sales outside the United States for the three month periods ended September 30, 2010 and 2009, were $131.3 million and $95.4 million, respectively. Total sales outside the United States for the nine month periods ended September 30, 2010 and 2009, were $378.9 million and $282.5 million, respectively.

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

The warranty reserve for the nine month periods ended September 30, 2010 and 2009, was as follows (in thousands):.

	Nine Months Ended
	September 30, (unaudited)
	2010	2009
Balance at the beginning of the period	$921	$952
Accruals for warranties issued during the period	1,485	1,518
Settlements made( in cash or in kind) during the period	(1,483)	(1,551)
Balance at the end of the period	$923	$919

As of September 30, 2010, we have outstanding guarantees for payment of foreign operating leases, customs and foreign grants totaling approximately $2.0 million.

As of September 30, 2010, we have non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $8.9 million over the next twelve months.

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

An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court's decision of September 23, 2003 (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks’ declaratory judgment complaint, denying MathWorks’ claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks’ modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court's denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. On November 22, 2006, the District Court lifted the stay. The case schedule has yet to be set in this action. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consists entirely of anticipated patent defense costs that are probable of being incurred.  In the fourth quarter of 2006, we accrued an additional $600,000 related to this contingency. During the third quarter of 2009, we reduced the accrual by $2 million and during the first quarter of 2010, we reduced the accrual by an additional $1,037,000 to reflect a decrease in the estimated costs that are probable of being incurred in this action. To date, we have charged a cumulative total of $638,000 against this accrual. At September 30, 2010, the remaining accrual was $925,000.

Note 16 – Subsequent events

We have evaluated subsequent events through the date the financial statements were issued.

On October 19, 2010, our Board of Directors declared a quarterly cash dividend of $0.13 per common share, payable on November 19, 2010, to shareholders of record on November 8, 2010.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding our future financial performance or operations (including, without limitation, statements to the effect that we “believe,” "expect," "plan," "may," "will," "project," "continue," or "estimate" or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” beginning on page 37, and the discussion below. Readers are also encouraged to refer to the documents regularly filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K, for further discussion of our business and the risks attendant thereto.

Overview

National Instruments Corporation (“we”, “us” or “our”) is a leading supplier of measurement and automation products that engineers and scientists use in a wide range of industries. These industries comprise a large and diverse market for design, control and test applications. We provide flexible application software and modular, multifunctional hardware that users combine with industry-standard computers, networks and third party devices to create measurement, automation and embedded systems, which we also refer to as “virtual instruments”. Our approach gives customers the ability to quickly and cost-effectively design, prototype and deploy unique custom-defined solutions for their design, control and test application needs. We sell to a large number of customers in a wide variety of industries. No single customer accounted for more than 5% and 4% of our sales in the three and nine month periods ended September 30, 2010, respectively, or 3% of our sales in the years 2009, 2008 or 2007.

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

We sell into test and measurement (“T&M”) and industrial/embedded applications in a broad range of industries and as such are subject to the economic and industry forces which drive those markets. It has been our experience that the performance of these industries and our performance is impacted by general trends in industrial production for the global economy and by the specific performance of certain vertical markets that are intensive consumers of measurement technologies. Examples of these markets are semiconductor capital equipment, telecom, defense, aerospace, automotive and others. In assessing our business, we consider the trends in the Global Purchasing Managers Index (“PMI”) published by JP Morgan, global industrial production as well as industry reports on the specific vertical industries that we target. Since August 2009, the PMI has had readings above 50 which are indicative of expansion in the industrial global economy, although in recent months, the PMI has been declining. We are unable to predict whether the current expansion cycle, as measured by the PMI, will be sustained throughout 2010 or into 2011.

We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 56% and 54% of our revenues for the three month periods ended September 30, 2010 and 2009, respectively, and approximately 57% and 55% of our revenues for the nine month periods ended September 30, 2010 and 2009, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 12 - Segment information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and long-lived assets).

We manufacture a substantial majority of our products at our facilities in Debrecen, Hungary. Additional production primarily of low volume or newly introduced products is done in Austin, Texas. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. We manufacture most of the electronic circuit card assemblies and modules in-house, although subcontractors are used from time to time. We currently use a subcontractor in Asia to manufacture a significant portion of our chassis but we are steadily moving an increasing percentage of this production in-house. We manufacture some of our electronic cable assemblies in-house, but many assemblies are produced by subcontractors. We primarily subcontract our software duplication, our technical manuals and product support documentation.

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

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. Our customers across all industries and geographic regions demonstrated reduced order patterns throughout most of 2009.  During the fourth quarter of 2009, we began to see positive trends in the order patterns of our customers and have seen those trends continue during the first nine months of 2010. These positive order trends are consistent with the expansion we have seen in the global industrial economy as measured by the global PMI, which has risen from 50 in July 2009 to 53 in September 2010. We have seen these positive trends across all geographic regions and across all the vertical markets that we serve although the strength of the trend varies by region and by market. We believe it is likely that the peak of the global PMI for this cycle was reached during the second quarter of 2010 when it reached a high of 58. Moving forward, we expect that the global PMI will trend towards its historical mean and reflect a more moderate rate of expansion. Given the relatively low levels of global inventory, we believe the industrial economy is positioned to manage the moderation of the global PMI, and that we are positioned to grow revenue through this moderating trend.  If this expansion cannot be sustained, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and therefore harm our business and result of operations. Our key strategies in this economic environment are to maintain a stable gross margin, to maintain a disciplined approach toward operating expenses, and to maintain strong employee productivity. As a result, we expect to increase our operating expenses at a rate closer to that of our revenue growth going forward.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
Net sales:
Americas	44.0%	45.7%	42.7%	44.6%
Europe	27.2	28.3	28.5	30.1
Asia Pacific	28.8	26.0	28.8	25.3
Consolidated net sales	100.0	100.0	100.0	100.0
Cost of sales	23.5	25.4	23.1	26.0
Gross profit	76.5	74.6	76.9	74.0
Operating expenses:
Sales and marketing	36.1	39.4	37.4	41.9
Research and development	18.1	21.2	18.4	20.9
General and administrative	7.9	7.5	8.0	9.0
Total operating expenses	62.1	68.1	63.8	71.8
Operating income	14.4	6.5	13.1	2.2
Other income (expense):
Interest income	0.1	0.2	0.2	0.3
Net foreign exchange gain (loss)	0.2	0.5	(0.4)	0.3
Other income, net	0.1	0.3	0.1	0.2
Income before income taxes	14.8	7.5	13.0	3.0
Provision for (benefit from) income taxes	2.0	1.5	1.6	(0.1)
Net income	12.8%	6.0%	11.4%	3.1%

Net Sales.  Net sales were $220 million and $165 million for the three month periods ended September 30, 2010 and 2009, respectively, an increase of 34%. For the nine month periods ended September 30, 2010 and 2009, net sales were $623 million and $475 million, respectively, an increase of 31%. These increases can be attributed to increases in sales volume across all areas of our business. Products in the areas of virtual instrumentation and graphical system design, which comprised approximately 93% of our revenue in the three and nine month periods ended September 30, 2010, saw year-over-year revenue increases of 34% and 31%, respectively. Instrument control products, which comprised approximately 7% of our revenue in each of the three and nine month periods ended September 30, 2010, saw year-over-year revenue increases of 25% and 41%, respectively. For the three and nine month periods ended September 30, 2009, instrument control products comprised 7% of our revenues, respectively, while virtual instrumentation and graphical system design comprised 93%, respectively. Our instrument control products are the most economically sensitive portion of our revenue. We did not take any significant action with regard to product pricing during the three and nine month periods ended September 30, 2010, and thus, the increase in revenues is attributable to an increase in customer orders.

For the three month periods ended September 30, 2010 and 2009, sales in the Americas were $97 million and $75 million, respectively, an increase of 29%, sales in Europe were $60 million and $47 million, respectively, an increase of 28% and sales in Asia were $64 million and $43 million, respectively, an increase of 48%. We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries. Sales outside of the Americas, as a percentage of consolidated sales, increased to 56% for the three months ended September 30, 2010, from 54% for the same period in 2009.

For the nine month periods ended September 30, 2010 and 2009, sales in the Americas were $266 million and $212 million, respectively, an increase of 26%, sales in Europe were $178 million and $143 million, respectively, an increase of 24% and sales in Asia were $179 million and $120 million, respectively, an increase of 49%. Sales outside of the Americas, as a percentage of consolidated sales, increased to 57% for the nine months ended September 30, 2010 compared to 55% for the comparable period in 2009.

Almost all sales made by our direct sales offices in the non U.S. Americas, in Europe and in Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. For the three months ended September 30, 2010, in local currency terms, our consolidated sales increased by $59 million or 36%, Americas sales increased by $21 million or 28%, European sales increased by $19 million or 40%, and sales in Asia Pacific increased by $19 million or 45% compared to the three months ended September 30, 2009. During this same period, the change in exchange rates had the effect of decreasing our consolidated sales by $5 million or 3%, increasing Americas sales by $602,000 or 1%, decreasing European sales by $7 million or 15%, and increasing sales in Asia Pacific by $1.6 million or 4% compared to the three months ended September 30, 2009.

For the nine months ended September 30, 2010, in local currency terms, our consolidated sales increased by $132 million or 28%, Americas sales increased by $51 million or 24%, European sales increased by $32 million or 23%, and sales in Asia Pacific increased by $50 million or 41% compared to the nine months ended September 30, 2009. During this same period, the change in exchange rates had the effect of increasing our consolidated sales by $12 million or 3%, increasing Americas sales by $3 million or 2%, decreasing European sales by $2 million or 1%, and increasing sales in Asia Pacific by $10 million or 8% compared to the nine months ended September 30, 2009.

To help protect against a reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue denominated in foreign currencies with forward and purchased option contracts. During the three and nine month periods ended September 30, 2010, these hedges had the effect of increasing our consolidated sales by $1.4 million and $4.4 million, respectively. These increases mostly occurred in Europe. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for the three and nine month periods ended September 30, 2010 and 2009).

Gross Profit.  Gross profit was $169 million and $123 million for the three month periods ended September 30, 2010 and 2009, respectively, an increase of 37%. For the nine month periods ended September 30, 2010 and 2009, gross profit was $479 million and $352 million, respectively, an increase of 36%. As a percentage of net sales, gross margin was 77% and 75% for the three month periods ended September 30, 2010, and 2009, respectively, and 77% and 74% for the nine month periods ended September 30, 2010, and 2009, respectively. The increases in gross profit in absolute dollars and as a percent of net sales for the three and nine month periods ended September 30, 2010, compared to the same periods in 2009, are attributed to increased sales volumes as well as our continued efforts to reduce costs throughout our manufacturing cycle.

For the three month periods ended September 30, 2010 and 2009, charges related to acquisition related intangibles and stock based compensation included in cost of goods sold were $1.3 million and $1.2 million, respectively. For each of the nine month periods ended September 30, 2010 and 2009, charges related to acquisition related intangibles and stock based compensation included in cost of goods sold were $3.6 million. For the three month and nine month periods ended September 30, 2010, the net impact of foreign currency exchange rates had the effect of increasing our cost of goods sold by $1.3 million and $2.7 million, respectively.

Sales and Marketing.  Sales and marketing expenses were $79 million and $65 million for the three month periods ended September 30, 2010 and 2009, respectively, an increase of 22%. For the nine month periods ended September 30, 2010 and 2009, sales and marketing expenses were $233 million and $199 million, respectively, an increase of 17%. As a percentage of net sales, sales and marketing expenses were 36% and 39% for the three month periods ended September 30, 2010 and 2009, respectively and 37% and 42% for the nine month periods ended September 30, 2010 and 2009, respectively. Overall, the decrease in sales and marketing expense as a percentage of net sales were due to the 34% increase in net sales during the three months ended September 30, 2010, and the 31% increase in net sales during the nine months ended September 30, 2010, compared to the same periods in 2009.

For the three months ended September 30, 2010, the increase in sales and marketing expenses in absolute dollars was due to an increase in personnel related expenses of $11 million which includes commissions, variable compensation and benefits as well as an increase in travel related expenses of $1.8 million during the three months ended September 30, 2010, compared to the same period in 2009.  These increases were partially offset by a decrease caused by the net impact of changes in foreign currency exchange rates of $63,000.  For the nine months ended September 30, 2010, the increase in sales and marketing expenses in absolute dollars was due to an increase in personnel related expenses of $23 million which includes commissions, variable compensation and benefits, as well as an increase caused by the net impact of changes in foreign currency exchange rates of $5 million. In addition, travel expenses increased by $3.5 million during the nine months ended September 30, 2010, compared to the same period in 2009.

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

Research and Development.  Research and development expenses were $40 million and $35 million for the three month periods ended September 30, 2010 and 2009, respectively, an increase of 14%. For the nine month periods ended September 30, 2010 and 2009, research and development expenses were $115 million and $99 million, respectively, an increase of 16%. As a percentage of net sales, research and development expenses were 18% and 21% for the three month periods ended September 30, 2010 and 2009, respectively and 18% and 21% for the nine month periods ended September 30, 2010 and 2009, respectively. Overall, the decreases in research and development expenses as a percentage of net sales were due to the 34% increase in net sales during the three months ended September 30, 2010, and the 31% increase in net sales during the nine months ended September 30, 2010, compared to the same periods in 2009.

For the three months ended September 30, 2010, the increase in research and development expenses in absolute dollars was due to an increase in personnel related expenses of $7 million which includes variable compensation and benefits, offset slightly by a decrease caused by the net impact of changes in foreign currency exchange rates of $14,000. For the nine months ended September 30, 2010, the increase in research and development expenses in absolute dollars was due to an increase in personnel related expenses of $17 million which includes commissions, variable compensation and benefits, as well as an increase caused by the net impact of changes in foreign currency exchange rates of $1.4 million. We plan to continue to make additional, targeted investments in our research and development group during the remainder of 2010 and into 2011.

We capitalize software development costs in accordance with FASB ASC 985. We amortize such costs over the related product’s estimated economic life, generally three years, beginning when a product becomes available for general release. Software amortization expense included in cost of goods sold totaled $2.8 million and $2.5 million during the three month periods ended September 30, 2010 and 2009, respectively, and $8 million and $7 million during the nine month periods ended September 30, 2010 and 2009, respectively. Internally developed software costs capitalized during the three month periods ended September 30, 2010 and 2009, were $3.4 million and $1.3 million, respectively, and $15 million and $11 million during the nine month periods ended September 30, 2010 and 2009, respectively.  Capitalization of internally developed software costs varies depending on the timing of when each project reaches technological feasibility and the length and scope of the development cycle of each individual project. (See Note 7 - Intangibles of Notes to Consolidated Financial Statements for a description of intangibles).

General and Administrative.  General and administrative expenses were $17 million and $12 million for the three month periods ended September 30, 2010 and 2009, respectively, an increase of 41%. For the nine month periods ended September 30, 2010 and 2009, general and administrative expenses were $50 million and $43 million, respectively, an increase of 16%. As a percentage of net sales, general and administrative expenses were 8% for each of the three month periods ended September 30, 2010 and 2009, and 8% and 9% for the nine month periods ended September 30, 2010 and 2009, respectively. For the three months ended September 30, 2010, the increase in general and administrative expenses in absolute dollars was due to an increase in personnel related expenses of $2.0 million which includes variable compensation and benefits, as well as  an increase in legal expenses of $2.0 million. This was partially offset by a decrease caused by the net impact of changes in foreign currency exchange rates of $367,000. For the nine months ended September 30, 2010, the increase in general and administrative expenses in absolute dollars was due to an increase in personnel related expenses of $4.1 million which includes, variable compensation and benefits, as well as an increase in legal expenses and outside services of $2 million. In addition, there was an increase due to net impact of changes in foreign currency exchange rates of $562,000.

Interest Income.  Interest income was $380,000 and $339,000 for the three month periods ended September 30, 2010 and 2009, respectively, an increase of 12%. This increase is attributable to an increase in invested funds. For the nine month periods ended September 30, 2010 and 2009, interest income was $1.1 million and $1.3 million, respectively, a decrease of 21%.  This decrease is attributable to continued low yields for high quality investment alternatives that comply with our corporate investment policy. We do not expect yields in these types of investments to increase during the remainder of 2010. The source of interest income is from the investment of our cash and short-term and long-term investments.

Net Foreign Exchange Gain (Loss).  Net foreign exchange gain/(loss) was $426,000 and $940,000 million for the three month periods ended September 30, 2010 and 2009, respectively. For the nine month periods ended September 30, 2010 and 2009, net foreign exchange gain/(loss) was $(2.5) million and $1.3 million, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During the nine months ended September 30, 2010, the movement in many of these exchanges rates was volatile, exceeding 20% in some cases. This volatility reduced the effectiveness of our hedging programs. We cannot predict whether this level of volatility will continue or subside during the remainder of 2010. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange gain (loss)”. Our hedging strategy reduced our foreign exchange gain by $2.2 million and reduced our foreign exchange gain by $1.6 million during the three month periods ended September 30, 2010 and 2009, respectively, and increased our foreign exchange losses by $857,000 and reduced our foreign exchange losses by $4 million during the nine month periods ended September 30, 2010 and 2009, respectively.

To help protect against the change in the value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales and expenses over the next one to two years, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue and forecasted expenses denominated in foreign currencies with forward and option contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. For purchased option contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the option contracts designated as hedges, net of the premium paid. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” We purchase foreign currency forward and option contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, British pound sterling and Hungarian forint) and limit the duration of these contracts to 40 months or less. As a result, our hedging activities only partially address our risks from foreign currency transactions, and there can be no assurance that this strategy will be successful. We do not invest in contracts for speculative purposes. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a description of our forward and purchased option contracts and hedged positions).

Provision for Income Taxes.  Our provision for income taxes reflected an effective tax rate of 14% and 20% for the three month periods ended September 30, 2010 and 2009, respectively, and 12% and (4)% for the nine month periods ended September 30, 2010 and 2009, respectively. The changes in our effective tax rates for the three and nine month periods ended September 30, 2010, compared to September 30, 2009, were due to the following;

	Three Months Ended September 30	Nine months Ended September 30
Effective tax rate for the three and nine months periods ended September 30, 2009	20%	(4)%
Decrease in unrecognized tax benefits for uncertain tax positions as a percent of net income	8%	8%
Change in valuation allowance related to deferred tax assets recorded during the period	9%	37%
Increased profits in foreign jurisdictions with reduced income tax rates	(17)%	(17)%
Decrease in non-deductible stock-based compensation expense as a percentage of net income	(5)%	(5)%
Enhanced deduction for certain research and development expenses in 2010	(12)%	(12)%
Decrease in the tax benefit from equity awards that do not ordinarily result in a tax benefit	1%	1%
Other	5%	(1)%
Expiration of the research and development tax credit as of December 31, 2009	5%	5%
Effective tax rate for the three and nine month periods ended September 30, 2010	14%	12%

(See Note 9 - Income taxes of Notes to Consolidated Financial Statements for further discussion regarding our income taxes).

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments.  The following table presents our working capital, cash and cash equivalents and marketable securities (in thousands):

	September 30, 2010	December 31, 2009	Increase/ (Decrease)
	(unaudited)
Working capital	$449,706	$413,759	$35,947
Cash and cash equivalents (1)	226,844	201,465	25,379
Short-term investments (1)	111,903	87,196	24,707
Total cash, cash equivalents and short-term investments	$338,747	$288,661	$50,086

(1)         Included in working capital

Our working capital increased by $36 million at September 30, 2010, compared to December 31, 2009, due to the net effect of an increase in current assets of $87 million offset by an increase in current liabilities of $51 million. The increase in our current assets was attributed to the increase in our cash, cash equivalents and short-term investments of $50 million, an increase in accounts receivable of $18 million, an increase in inventory of $15 million and an increase in prepaid expenses and other current assets of $6 million. The increase in our current liabilities was the result of an increase in our accrued compensation of $24 million, an increase in accounts payable and other accruals and liabilities of $20 million and an increase in deferred revenue of $7 million. These increases can be attributed to our overall business growth during the nine months ended September 30, 2010.

Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our cash and investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $33 million U.S. dollar equivalent that is denominated in Euro. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Repatriation, and could result in additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

Cash Provided and (Used) in 2010 and 2009.  Cash and cash equivalents increased to $227 million at September 30, 2010 from $201 million at December 31, 2009. The following table summarizes the proceeds and (uses) of cash (in thousands):

	Nine months Ended September 30,
	2010	2009
	(unaudited)
Cash provided by operating activities	$117,744	$90,345
Cash (used by) investing activities	(57,855)	(55,793)
Cash (used by) financing activities	(34,510)	(31,252)
Net increase in cash equivalents	25,379	3,300
Cash and cash equivalents at beginning of period	201,465	229,400
Cash and cash equivalents at end of period	$226,844	$232,700

For the nine month periods ended September 30, 2010 and 2009, cash provided by operating activities was $118 million and $90 million, an increase of 30%. This increase was primarily due to an increase in net income of $56 million offset by a net use of cash by operating assets and liabilities of $28 million compared to the nine months ended September 30, 2009.

Accounts receivable increased to $122 million at September 30, 2010, compared to $104 million at December 31, 2009. Days sales outstanding was 49 days at September 30, 2010, compared to 61 days at December 31, 2009. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may face issues gaining access to sufficient funding or credit.

Consolidated inventory balances increased to $102 million at September 30, 2010, from $87 million at December 31, 2009. Inventory turns were 2.0 at September 30, 2010, compared to 1.8 at December 31, 2009. The increase in inventory during the nine months ended September 30, 2010, was driven by an increase in our manufacturing activities in response to the positive order trends we have seen over the first nine months of 2010. Our inventory levels will continue to be determined based upon our anticipated demand for products and our need to keep sufficient inventory on hand to meet our customers’ demands. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels. Rapid changes in customer demand could have a significant impact on our inventory balances in future periods.

For the nine month periods ended September 30, 2010 and 2009, cash used by investing activities was $58 million and $56 million, an increase of 4%. This increase was primarily due to an increase in capital expenditures of $2.1 million and an increase in capitalized software of $3.7 million compared to the nine months ended September 30, 2009. This was offset by a decrease in the net purchase of short-term investments of $4.1 million.

For the nine month periods ended September 30, 2010 and 2009, cash used by financing activities was $35 million and $31 million, an increase of 10%. This increase was primarily due to an increase in proceeds received from the issuance of common stock through our employee stock purchase plan as well as from the exercise of outstanding stock options of $22 million, offset by an increase in cash used for the repurchase of our common stock of $24 million and an increase in dividends paid to our shareholders of $2.5 million, compared to the nine months ended September 30, 2009.

From time to time, our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. Under such programs, we repurchased a total of 1,392,732 shares of our common stock at a weighted average price per share of $30.06 during the nine months ended September 30, 2010, and 1,443,441 and 4,110,042 shares of our common stock at weighted average prices of $23.96 and $25.22 per share, in the years ended December 31, 2009 and 2008, respectively.

On April 21, 2010, our Board of Directors approved a new share purchase plan which increased the aggregate number of shares of common stock that we are authorized to repurchase from 674,098 to 3.0 million. This repurchase program does not have an expiration date.

During the nine months ended September 30, 2010, we received increased proceeds from the exercise of stock options compared to the nine months ended September 30, 2009. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control and in the future, we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, since 2005 it has been our practice to issue RSUs and not stock options to eligible employees which will reduce the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of RSUs does not result in any cash proceeds to us. (See Note 11 - Stock-based compensation plans for additional discussion of our various stock-based compensation plans).

Contractual Cash Obligations.  Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. As of September 30, 2010, we have non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $9 million. At December 31, 2009, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7 million.

Guarantees are related to payments of customs and foreign grants. As of September 30, 2010, we have outstanding guarantees for payment of customs and foreign grants totaling approximately $2.0 million. As of December 31, 2009, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $5 million.

Off-Balance Sheet Arrangements.  We do not have any debt or off-balance sheet debt. As of September 30, 2010 and December 31, 2009, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•
general economic and political conditions and specific conditions in the markets we address, including the continuing fluctuations in the industrial economy, and current general economic conditions and trends in the industrial economy in the various geographic regions in which we do business;

•
the inability of certain of our customers who depend on credit to have access to their traditional sources of credit to finance the purchase of products from us, particularly if credit market conditions remain uncertain or worsen, which may lead them to reduce their level of purchases or to seek credit or other accommodations from us;

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

Financial Risk Management

Our international sales are subject to inherent risks, including fluctuations in local economies; fluctuations in foreign currencies relative to the U.S. dollar; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws. The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect of decreasing our consolidated sales by $5 million or 3% and increasing our consolidated sales by $12 million or 3% for the three and nine month periods ended September 30, 2010, compared to the same periods in 2009, respectively. If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing our operating expenses by $416,000 or 0.4% and increasing our operating expenses by $7 million or 2% for the three and nine month periods ended September 30, 2010, compared to the same periods in 2009, respectively.  Currently, we are experiencing significant volatility in foreign currency exchange rates in many of the markets in which we do business. This has had a significant impact on the revaluation of our foreign currency denominated firm commitments and on our ability to forecast our U.S. dollar equivalent revenues and expenses. In the past, these dynamics have also adversely affected our revenue growth in international markets and will likely pose similar challenges in the future. To help protect against changes in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue, cost of sales and operating expenses denominated in foreign currencies with forward and purchased option contracts.  During the three and nine month periods ended September 30, 2010, these hedges had the effect of increasing our consolidated sales by $1.4 million and $4.4 million, respectively, decreasing our cost of sales by $374,000 and $1.8 million, respectively, and decreasing our operating expenses by $266,000 and $853,000, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales, cost of sales and operating expenses for the three and nine month periods ended September 30, 2010 and 2009).

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

Cash, Cash Equivalents and Short-Term Investments

At September 30, 2010, we had $339 million in cash, cash equivalents and short-term investments. We maintain cash and cash equivalents and short-term investments with various financial institutions located in many countries throughout the world. Approximately $176 million or 52% of these amounts were held in domestic accounts with various financial institutions and $163 million or 48% was held in accounts outside of the U.S. with various financial institutions. At September 30, 2010, $81 million or 36% of our cash and cash equivalents was held in cash in various operating accounts throughout the world, and $146 million or 64% was held in money market accounts. The most significant of our operating accounts was our domestic operating account which held approximately $14 million or 6% of our total cash and cash equivalents at a bank that carried an A1 rating at September 30, 2010. Our short-term investment balance was comprised of $59 million or 52% held in our investment accounts in the U.S. and $53 million or 48% held in investment accounts of our foreign subsidiaries.

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

We account for our investments in debt and equity instruments under FASB ASC 320 Investments – Debt and Equity Securities (FASB ASC 320). Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of shareholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments at September 30, 2010 and December 31, 2009 was $112 million and $87 million, respectively. The increase was due to the net purchase of $25 million of short-term investments which was done to continue the diversification our holdings from money market accounts to debt securities and to take advantage of higher yields associated with longer maturity debt securities.

We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income.

Interest Rate Risk

Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in the fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in our income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax.

In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment of low or declining rates will likely negatively impact our investment income.

In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of September 30, 2010, a 100 basis point increase or decrease in interest rates across all maturities would result in a $887,000 increase or decrease in the fair market value of our portfolio. As of December 31, 2009, a similar 100 basis point shift in the yield curve would have resulted in a $614,000 increase or decrease in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is a other than temporary impairment.

Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of September 30, 2010, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

We have noted continued stabilization in the financial markets throughout 2010. As such, we have extended the maturity date of our holdings to include debt securities with maturities of up to 24 months to take advantage of the higher yields associated with longer maturities. However, yields, even at longer maturities, remain at or near historic lows. We weigh the benefit of the higher yields associated with longer maturities against the interest rate risk and credit rating risk, also associated with these longer maturities when making these decisions. We cannot predict when interest rates and investment yields will rise. If yields continue to stay at these low levels, our investment income will continue to be negatively impacted.

Exchange Rate Risk

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. The principal currencies hedged are the Euro, British pound, Japanese yen and Hungarian forint. We monitor our foreign exchange exposures regularly to help ensure the overall effectiveness of our foreign currency hedge positions. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at September 30, 2010 and December 31, 2009, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $13 million and $22 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer, Dr. James Truchard, and our Chief Financial Officer, Alex Davern, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), required by paragraph (b) of Rule 13a – 15 or Rule 15d – 15, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level, to ensure the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute assurance that the control system’s objectives will be met. We continue to enhance our internal control over financial reporting in key functional areas with the goal of monitoring our operations at the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required under Auditing Standard No. 5 issued by the Public Company Accounting Oversight Board. We discuss and disclose these matters to the audit committee of our board of directors and to our auditors. During the three months ended September 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a - 15 or Rule 15d - 15 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

See Note 15 - Litigation in Notes to Consolidated Financial Statements.

ITEM 1A.                      RISK FACTORS

Uncertain Economic conditions could materially adversely affect our business.  Our business is sensitive to fluctuations in general economic conditions, both in the U.S. and globally. Uncertainty about current global economic conditions poses a risk as businesses may postpone spending in response to tight credit, unemployment, negative financial news, new tax policies, uncertainty in foreign currency markets, and/or declines in income or asset values. This could negatively impact the spending patterns of businesses including our current and potential customers which may have an adverse effect on our revenues and therefore harm our business and results of operations. Other factors that could adversely influence demand for our products include increases in fuel and other energy costs, higher labor and healthcare costs, restricted access to credit, declining consumer confidence, and other macroeconomic factors affecting business spending patterns. Over the last 24 months, the global PMI has reflected these uncertain economic conditions by reaching a low of 33 in December of 2008 and rising to a high of 58 in April 2010. Historically, our business cycles have followed the expansion and contraction cycles in the global Purchasing Managers Index (“PMI”). During the nine months ended September 30, 2010, the PMI had an average reading of 55. A reading above 50 is indicative of expansion in the global industrial economy. Moving forward we expect that the global PMI will trend towards its historical mean and reflect a more moderate rate of expansion. However, we are unable to predict whether the current expansion cycle, as measured by the PMI, will be sustained throughout 2010 and 2011. If this expansion is not sustained, even at moderate levels, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and therefore harm our business and result of operations.

We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results.  During the fourth quarter of 2009, we established an operating budget for 2010. Our budgets are established based on the estimated revenue from sales of our products which are based on economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. If demand for our products in the last quarter of 2010 is less than the demand we anticipated in setting our 2010 budget, our operating results could be negatively impacted. If we exceed the level of expenses established in our 2010 operating budget or if we cannot reduce budgeted expenditures in response to a decrease in revenue, our operating results could be adversely affected. Our spending could exceed our budgets due to a number of factors, including:

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

We are Subject to Risks Associated with Our Centralization of Inventory and Distribution.  Currently, shipments to our customers worldwide are primarily sourced from our warehouse facility in Debrecen, Hungary. Shipments to some of our customers in Asia are currently made either out of local inventory managed by our branch operations in various Asian countries or from a centralized distribution point in Penang, Malaysia. We plan to continue to devote resources to centralizing our distribution to a limited number of shipping points. Our centralization of inventory and distribution from a limited number of shipping points is subject to inherent risks, including:

•	burdens of complying with additional and/or more complex VAT and customs regulations; and,
•	severe concentration of inventory increasing the risks associated with fire, natural disasters and logistics disruptions to customer order fulfillment.

No assurance can be given that our efforts will be successful. Any difficulties with the centralization of distribution or delays in the implementation of the systems or processes to support this centralized distribution could result in an interruption of our normal operations, including our ability to process orders and ship products to our customers. Any failure or delay in distribution from our facility in Hungary could have a material adverse effect on our operating results.

A Substantial Majority of Our Manufacturing Capacity is Located in Hungary. Our Hungarian manufacturing and warehouse facility sources a substantial majority of our sales. During the nine months ended September 30, 2010, we continued to maintain and enhance the systems and processes that support the direct shipment of product orders to our customers worldwide from our manufacturing facility in Hungary. In order to enable timely shipment of products to our customers we also maintain the vast majority of our inventory at our Hungary warehouse facility. In addition to being subject to the risks of maintaining such a concentration of manufacturing capacity and global inventory, this facility and its operation are also subject to risks associated with doing business internationally, including:

•	difficulty in managing manufacturing operations in a foreign country;
•	challenges in expanding capacity to meet increased demand;
•	difficulty in achieving or maintaining product quality;
•	interruption to transportation flows for delivery of components to us and finished goods to our customers;
•	changes in the country’s political or economic conditions; and,
•	changes in the country’s tax laws.

No assurance can be given that our efforts to mitigate these risks will be successful. We are currently operating our manufacturing facility in Hungary at a high level of capacity utilization and are selectively increasing our capacity to meet anticipated demand for our products. Any failure to effectively deal with the risks above could result in an interruption in the facility’s operation or delays in expanding its capacity, either of which could have a material adverse effect on our operating results and limit our revenue growth opportunities.
In response to significant and frequent changes in the corporate tax law, the unstable political environment, a restrictive labor code, the volatility of the Hungarian forint relative to the U.S. dollar and increasing labor costs, we have doubts as to the long term viability of Hungary as a location for our manufacturing and warehousing operations.

Our long term manufacturing and warehousing capacity planning contemplates a third manufacturing and warehousing facility in Penang, Malaysia. We began warehousing and distribution operations out of Penang, Malaysia via a third party logistics provider on October 1, 2010. We plan to start construction of a manufacturing and logistics facility in Malaysia in the third quarter of 2011, and plan to begin manufacturing operations at our Penang location during the third quarter of 2012.  We believe that deployment of our Malaysian manufacturing facility could be accelerated in response to an unfavorable change in the corporate taxation, regulatory or economic environment in Hungary. We can give no assurance that we will be successful deploying our new facility in Malaysia on schedule or in accelerating such deployment if we needed to. Our failure to successfully deploy our new facility in Malaysia or to accelerate the deployment of our Malaysian manufacturing facility in response to unfavorable changes in the corporate taxation, regulatory or economic environment in Hungary, could have a material adverse effect on our ability to meet customer demands, our ability to grow our business as well as our liquidity, capital resources and results of operations. If we succeed in deploying our Malaysian manufacturing facility on schedule and the demand for our products does not grow as expected, we will have excess manufacturing capacity which will cause an increase in overhead that will negatively impact our gross margins and results of operations.

Concentrations of Credit Risk and Uncertain Conditions in the Global Financial Markets May Adversely Affect Our Financial Condition and Result of Operations.  By virtue of our holdings of investment securities and foreign currency derivatives, we have exposure to many different counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks and investment banks. Many of these transactions expose us to credit risk in the event of a default of our counterparties. We have policies relating to initial credit rating requirements and to exposure limits to counterparties, which are designed to mitigate credit and liquidity risk. There can be no assurance, however, that any losses or impairments to the carrying value of our financial assets as a result of defaults by our counterparties, would not materially and adversely affect our business, financial position and results of operations.

Our Income Tax Rate is Affected by our Tax Benefits in Hungary.  As a result of certain foreign investment incentives available under Hungarian law, the profit from our Hungarian operation was subject to a reduced income tax rate. This special tax status terminated on January 1, 2008, with the merger of our Hungarian manufacturing operations with its Hungarian parent company. In addition, effective January 1, 2010, a new tax law in Hungary provides for an enhanced deduction for the qualified research and development expenses of NI Hungary Software and Hardware Manufacturing Kft. (“NI Hungary”). During the three months ended December 31, 2009, we obtained confirmation of the application of this new tax law for the qualified research and development expenses of NI Hungary. Partial release of the valuation allowance on assets from the restructuring and the enhanced tax deduction for research expenses resulted in income tax benefits of $4.5 million and $1.7 million for the three month periods ended September 30, 2010, and 2009, respectively, and $12.3 million and $5.9 million for the nine month periods ended September 30, 2010, and 2009, respectively.

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

During the nine months ended September 30, 2010, we continued to devote resources to the development of our systems for manufacturing, sales and product services and to the continued development of our web offerings. There can be no assurance that we will not experience difficulties with our systems or web offerings. Difficulties with our systems or web offerings may interrupt our normal operations, including our ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. Any disruption occurring with these systems or web offerings may have a material adverse effect on our operating results. During the nine months ended September 30, 2010, we devoted significant resources to the upgrade of our Americas business application suite to Oracle’s version R12. This upgrade was completed on July 4, 2010. These types of system wide upgrades have the potential to cause significant business disruptions. We have plans to mitigate these potential business disruptions but there is no certainty that our plans will be effective should such a disruption occur.  For the remainder of 2010, we expect to continue to devote resources to the continued development of our web applications and to finalize the upgrade of our Americas business application suite to Oracle’s version R12. We currently plan to upgrade our business application suite outside of the Americas to Oracle’s version R12 in the second half 2011. Any failure to successfully implement these initiatives could have a material adverse effect on our operating results.

Recent Adoption of Complex Health Care Legislation and Related Regulations and Financial Reform Could Increase our Operating Costs. The recent adoption of the Patient Protection and Affordable Care Act and the related reconciliation measure, the Health Care and Education Reconciliation Act of 2010, and the regulations resulting from such legislation could increase the costs of providing health care to our employees. Due to the complexity of the legislation and the uncertain timing and content of the related regulations, we are unable to predict the amount and timing of any such increased costs. In addition it is likely that we will incur additional administrative costs to comply with certain provisions of this legislation. Due to the fact that many of the rules and regulations have not yet been defined, we are unable to predict the amount of these costs or to what extent we may need to divert other resources to comply with various provisions of this legislation. Additionally, the recently adopted Dodd-Frank Wall Street Reform and Consumer Protection Act could result in increased costs to us either as a result of our efforts to comply with the corporate governance provisions which may be applicable to us or due to the impact of such legislation on the derivative contracts or other financial instruments or financial markets that we utilize in the normal course of our business.

Our Quarterly Results are Subject to Fluctuations Due to Various Factors.  Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including:

•	changes in the economy or credit markets in the U.S. or globally;
•	changes in the mix of products sold;
•	the availability and pricing of components from third parties (especially limited sources);
•	fluctuations in foreign currency exchange rates;
•	the timing, cost or outcome of intellectual property litigation;
•	the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales;
•	changes in pricing policies by us, our competitors or suppliers;
•	delays in product shipments caused by human error or other factors; and,
•	disruptions in transportation channels.

Our Revenues are Subject to Seasonal Variations.  In previous years, our revenues have been characterized by seasonality, with revenues typically growing from the first quarter to the second quarter, being relatively constant from the second quarter to the third quarter, growing in the fourth quarter compared to the third quarter and declining in the first quarter of the following year from the fourth quarter of the preceding year. This historical trend has been affected and may continue to be affected in the future by broad fluctuations in the global industrial economy, the economic impact of larger orders as well as the timing of new product introductions and/or acquisitions, if any. For example, our first quarter and second quarter of 2009 had sequential revenue declines from the fourth quarter of 2008 and first quarter of 2009, respectively, and the magnitude of the decline in the first quarter of 2009 was greater than what had occurred in the past. If the global industrial economy continues to grow and maintains stability throughout 2010 and 2011, we would expect to return to our typical historical revenue pattern. However, we cannot predict whether the global industrial economy will continue to grow or maintain stability throughout 2010 and 2011. We believe the historical pattern of seasonality of our revenue results from the international mix of our revenue and the variability of the budgeting and purchasing cycles of our customers throughout each international region. In addition, our total operating expenses have in the past tended to increase in each successive quarter and have fluctuated as a percentage of revenue based on the seasonality of our revenue. During 2009, we were able to reduce our operating costs compared to 2008. Some of the cost cutting measures implemented in 2009, such as salary reductions, were discontinued during the nine months ended September 30, 2010. During 2010, we plan to continue our strategic investments in research and development and field sales while limiting expense growth elsewhere.

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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect of decreasing our consolidated sales by $5 million or 3% and increasing our consolidated sales by $12 million or 3% for the three and nine month periods ended September 30, 2010, compared to the same periods in 2009, respectively. If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing our operating expenses by $416,000 or 0.4% and increasing our operating expenses by $7 million or 2% for the three and nine month periods ended September 30, 2010, compared to the same periods in 2009, respectively. Currently, we are experiencing significant volatility in foreign currency exchange rates in many of the markets in which we do business. This has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and will likely pose similar challenges in the future.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our managements’ certification of adequate disclosure controls and procedures as of September 30, 2010. Our most recent annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. Our most recent Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both costly and challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of September 30, 2010 with respect to the shares of our common stock that we repurchased during the third quarter of 2010.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1, 2010 to July 31, 2010	-	-	-	3,000,000
August 1, 2010 to August 31, 2010	378,503	$28.87	378,503	2,621,497
September 1, 2010 to September 30, 2010	-	-	-	2,621,497
Total	378,503	$28.87	378,503

(1)
For the past several years, we have maintained various stock repurchase programs. At December 31, 2009, there were 1,688,327 shares available for repurchase under the program approved in January 2009. On April 21, 2010, our Board of Directors approved a new share repurchase program that increased the aggregate number of shares of common stock that we are authorized to repurchase from 674,098 to 3.0 million. This repurchase program does not have an expiration date.

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

NATIONAL INSTRUMENTS CORPORATION

Dated: November 3, 2010	By:	/s/ Alex Davern
Chief Operating Officer, Executive Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)