Form 10-K
period 2010-12-31
NATIONAL INSTRUMENTS CORP /DE/
filed 2011-02-18
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:  December 31, 2010 or

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at the close of business on June 30, 2010, was $1,408,090,634 based upon the last sales price reported for such date on the NASDAQ Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant as of June 30, 2010 have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

At the close of business on February 16, 2011, registrant had outstanding 79,172,559 shares of Common Stock.

Form 10-K

For the Fiscal Year Ended December 31, 2010

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant for its Annual Meeting of Stockholders to be held on May 10, 2011 (the “Proxy Statement”).

PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding our future financial performance or operations (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “may,” “will,” “project,” “continue,” or “estimate” or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors including those set forth under the heading “Risk Factors” beginning on page 12,and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

ITEM 1.                 BUSINESS

National Instruments Corporation (“we”, “us” or “our”) is a leading supplier of products that engineers and scientists use in a wide range of industries. These industries comprise a large and diverse market for design, control and test applications. We provide graphical application software and modular hardware that users combine with industry-standard computers, networks and third-party devices to create measurement, automation and embedded systems. Our approach gives customers the ability to quickly and cost-effectively design, prototype and deploy unique custom-defined solutions for their design, control and test application needs.

We are based in Austin, Texas and were incorporated under the laws of the State of Texas in May 1976 and were reincorporated in Delaware in June 1994. On March 13, 1995, we completed an initial public offering of our common stock. Our common stock, $0.01 par value, is quoted on the NASDAQ Stock Market under the trading symbol NATI.

Our Internet website address is http://www.ni.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T are available through our Internet website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC, or upon written request without charge. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Industry Background

Engineers and scientists have long used instruments to observe, better understand and manage the real-world phenomena, events and processes related to their industries or areas of expertise. Instruments measure and control electrical signals, such as voltage, current and power, as well as physical phenomena, such as temperature, pressure, speed, flow, volume, torque and vibration. Common general-purpose instruments include voltmeters, signal generators, oscilloscopes, data loggers, spectrum analyzers, cameras, and temperature and pressure monitors and controllers. Some traditional instruments are also highly application specific, designed with fixed functionality to measure specific signals for particular vertical industries or applications. Instruments used for industrial automation applications include data loggers, strip chart recorders, programmable logic controllers (“PLCs”), and proprietary turn-key devices and/or systems designed to automate specific vertical applications. Measurement and control functionality is also used in a variety of embedded and/or real-time applications, such as machine monitoring, machine control, and embedded design and prototyping.

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

Instruments and systems for design, control, and test applications have historically shared common limitations, including fixed vendor-defined functionality; proprietary closed architectures that were generally difficult to program and integrate with other systems; and inflexible operator interfaces that were usually cumbersome to operate and change. Proprietary instrumentation systems have traditionally been very expensive, with industrial/embedded system prices ranging as high as several million dollars and T&M instrumentation system prices often ranging in the hundreds of thousands of dollars. In addition, the limitations on the programmability of traditional systems means that adapting these systems to changing requirements can be both expensive and time consuming, and users are often required to purchase multiple single-purpose instruments.

Our Approach to Measurement and Automation

Whether using T&M instrumentation or Industrial/Embedded (“IE”) systems, we offer an innovative and highly productive approach to meet unique application needs. Our approach is called Graphical System Design and we believe it provides significant advantages and differentiation in size, complexity, and cost from traditional approaches to test and measurement and industrial embedded.  Graphical System Design combines graphical based programming software with modular hardware, leveraging the latest technologies such as multi-core processors and Field Programmable Gate Arrays (“FPGAs”). The software helps integrate the various components of a system, while enabling engineers to customize the system hardware for their specific application. Using software to graphically represent functions, scientists and engineers who are not software programming experts but instead are experts in their specific field, discipline and/or domain, can now create highly functional and high performance computer based systems.

When used to develop T&M systems, our Graphical System Design approach results in virtual instrumentation. A virtual instrument is a user-defined measurement and automation system that consists of an industry standard computer (which may be a mainstream general-purpose computer, workstation, handheld device, or rugged versions of these) equipped with our graphical application software and cost effective modular hardware. Virtual instrumentation represents a fundamental shift from traditional fixed function hardware-centered instrumentation systems to software-centered systems that leverage the computational, display, productivity and connectivity capabilities of computers, networks and the Internet. Because virtual instruments leverage these capabilities, scientists and engineers can define and change the functionality of their instruments, rather than being restricted by fixed-functions imposed by traditional instrument and automation vendors. Our products empower scientists and engineers to monitor and control traditional instruments and create innovative computer-based systems that can replace traditional instruments at a lower cost, and to develop systems that integrate measurement functionality together with industrial and embedded capabilities. We believe that giving scientists and engineers flexibility to create their own custom virtual instruments improves their productivity across a wide variety of applications.

When used in IE applications, the Graphical System Design approach creates embedded systems. While embedded systems have been developed by embedded development experts for years, our Graphical System Design approach now empowers non-embedded experts to quickly design, prototype and deploy powerful systems. In this case, the Graphical System Design approach combines open graphical programming software with modular hardware, leveraging the latest technologies to dramatically simplify development, resulting in higher-quality embedded designs which have a migration path to custom design. This allows domain experts, or non-embedded experts, to perform embedded design where they would traditionally have needed to outsource this task to an embedded design expert. The resulting systems range across a wide variety of application areas.

Compared with traditional solutions, we believe our products and the Graphical System Design approach provide the following significant customer benefits:

Performance, Ease of Use and Efficiency

Our software brings the power and ease of use of commercial computers, handheld devices, networks and the Internet to instrumentation and embedded devices. With features such as graphical programming, automatic code generation, graphical tools libraries, ready-to-use example programs, libraries of specific instrumentation functions, and the ability to deploy their applications on a range of platforms, scientists and engineers can quickly build a system that meets their individual application needs. In addition, the continuous performance improvement of PC, Field Programmable Gate Arrays (“FPGA”) and networking technologies, which are the core platforms for our approach, results in direct performance benefits for scientists and engineers in the form of faster execution for measurement and automation applications, resulting in shorter test times, faster automation, higher performance embedded systems and higher manufacturing throughput.

Modularity, Reusability and Reconfigurability

Our products include reusable hardware and software modules that have highly effective interoperation. This delivers considerable flexibility in configuring systems. This ability to reuse and reconfigure measurement and automation systems allows users to reduce development time and improve efficiency by eliminating duplicated programming efforts and to quickly adapt their systems to new and changing needs. In addition, these features help protect both hardware and software investments against obsolescence.

Lower Total Solution Cost

We believe that our products and solutions offer price/performance and energy efficiency advantages over traditional solutions. Graphical System Design equips cost effective and powerful industry standard computers, workstations, portable handheld devices, and rugged versions of these with modular and reusable application software, cost-effective hardware and driver software to perform functions that would otherwise require costly, proprietary systems. In addition, these systems give users the flexibility and portability to adapt to changing needs, whereas traditional closed systems are both expensive and time consuming to adapt, if adaptable at all.

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

Application Software

For more than 20 years, we have pioneered measurement and automation application software for virtual instrumentation and Graphical System Design, which we believe plays an increasingly important role in the development of systems for test, control, and design applications. Our application software products leverage the increasing capability of computers, FPGAs, networks and the Internet for data analysis, connectivity and presentation power to bring increasing efficiency and precision to measurement and automation applications. Our application software products include LabVIEW, LabVIEW Real-Time, LabVIEW FPGA, Measurement Studio, LabWindows/CVI, DIAdem, NI TestStand, NI VeriStand, and Multisim. Our application software products are integrated with our hardware/driver software.

We offer a variety of software products for developing test, control, and design applications to meet our customer’s programming and computer preferences. LabVIEW, LabWindows/CVI, and Measurement Studio are programming environments where scientists and engineers can design, prototype, and deploy systems. With these software products, users can design custom virtual instruments by creating a graphical user interface (“GUI”) on the computer screen through which they operate the actual program and control selected hardware. Users can customize front panels with knobs, buttons, dials and graphs to emulate control panels of instruments or add custom graphics to visually represent the control and operation of processes. LabVIEW, LabWindows/CVI and Measurement Studio also have ready-to-use libraries for controlling thousands of programmable instruments, including our hardware products, as well as traditional serial, General Purpose Interface Bus (“GPIB”), VME extensions for instrumentation (“VXI”), PCI, PCI Express, PCI Extensions for Instrumentation (“PXI”), PXI Express, Ethernet and USB measurement and automation devices from other vendors.

The principal difference between LabVIEW, LabWindows/CVI, and Measurement Studio is in the way users develop programs. With LabVIEW, users program graphically, developing application programs by connecting icons with software wires to create “block diagrams” which are natural design notations for scientists and engineers. With LabVIEW Real-Time, the user can easily configure their application program to execute using a real-time operating system kernel instead of the Windows operating system, so users can easily build virtual instrument solutions for mission-critical applications that require highly reliable operation. In addition, with LabVIEW Real-Time, users can easily configure their programs to execute remotely on embedded processors inside PXI systems, on embedded processors inside CompactRIO distributed I/O systems, or on processors embedded on plug-in PC data acquisition boards. With LabVIEW FPGA, the user can configure their application to execute directly in silicon via an FPGA residing on one of our reconfigurable I/O hardware products. LabVIEW FPGA allows users to easily build their own highly specialized, custom hardware devices for ultra high-performance requirements or for unique or proprietary measurement or control protocols.

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

NI Multisim equips engineers, educators, and students with powerful and innovative circuit design technology. Educators and students can take advantage of easy-to-use teaching tools to overcome the traditional hurdles in electronics education. Professional engineers can improve productivity with intuitive capture tools, interactive simulation, board layout, and design validation. Multisim was added to our software offering in 2005.

NI DIAdem offers users configuration-based technical data management, analysis, and report generation tools to interactively mine and analyze data. DIAdem helps users make informed decisions and meet the demands of today’s testing environments, which require quick access to large volumes of scattered data, consistent reporting, and data visualization.

In 2009, we introduced NI VeriStand, a ready-to-use software environment for configuring real-time testing applications, including hardware-in-the-loop (“HIL”) test systems. With NI VeriStand, users configure real-time I/O, stimulus profiles, data logging, alarming, and other tasks; implement control algorithms or system simulations by importing models from a variety of software environments; build test system user interfaces quickly; and add custom functionality using NI LabVIEW, NI TestStand, and other software environments.

We offer volume licensing that helps customers maximize their software investment by reducing total cost of ownership and simplifying their software budgeting and purchasing.

Hardware Products and Related Driver Software

Using cutting-edge commercial technology, such as the latest, processors, Analog to Digital Converters (“ADCs”), FPGAs, and PC busses, our hardware delivers modular and easy-to-use solutions for a wide range of applications – from automated test and data logging to industrial control and embedded design. Our hardware and related driver software products include data acquisition (“DAQ”), PXI chassis and controllers, image acquisition, motion control, distributed I/O, modular instruments and embedded control hardware/software, industrial communications interfaces, GPIB interfaces, and VXI Controllers. The high level of integration among our products provides users with the flexibility to mix and match hardware components when developing custom virtual instrumentation systems.

DAQ Hardware/Driver Software.  Our DAQ hardware and driver software products are “instruments on a board” that users can combine with sensors, signal conditioning hardware and software to acquire analog data and convert it into a digital format that can be accepted by a computer. Computer-based DAQ products are typically a lower-cost solution than traditional instrumentation. Applications suitable for automation with computer-based DAQ products are widespread throughout many industries, and many systems currently using traditional instrumentation (either manual or computer-controlled) could be displaced by computer-based DAQ systems. We offer a range of computer-based DAQ products, including models for digital, analog and timing input-output, and for transferring data directly to a computer’s random-access memory. In 2006, we introduced NI CompactDAQ, a rugged, portable, USB data acquisition system designed for high-performance mixed-signal measurement systems. In 2008, we introduced our first data acquisition devices that leverage wireless technologies, an extension of PC-based data acquisition for measurement applications where wiring is difficult or cost-prohibitive. Some of our latest introductions include conditioned DAQ which is technology that combines the circuitry to prepare signals on the same device that measures them. Other product introductions include Ethernet DAQ that combines the power of high quality measurement with the convenience and long distance of Ethernet, and X Series DAQ which is a technology that delivers state-of-the-art measurement, timing and triggering on a single device.

PXI Modular Instrumentation Platform.  Our PXI modular instrument platform, which was introduced in 1997, is a standard PC packaged in a small, rugged form factor with expansion slots and instrumentation extensions for timing, triggering and signal sharing. It combines mainstream PC software and PCI hardware with advanced instrumentation capabilities. In essence, PXI is an instrumentation PC with several expansion slots supporting complete system-level opportunities and delivering a much higher percentage of the overall system content using our own products. We continue to expand our PXI product offerings with new modules, which address a wide variety of measurement and automation applications. The platform is now a testing standard, with a wide array of companies developing on the platform and investing in its future through the PXI System Alliance (“PXISA”). In 2006, we introduced our first PXI Express products which provide backward software compatibility with PXI while providing advanced capabilities for high-performance instrumentation, such as RF instrumentation. Today we have a rapidly expanding portfolio of PXI Express products that are further expanding the capabilities of this important platform.

Modular Instruments.  We offer a variety of modular instrument devices used in general purpose test and communication test applications.  These devices include digitizers, digital multimeters, signal generators, RF analyzers/generators, power supplies, source measurement units and switch modules that users can configure through software to meet their specific measurement tasks. Because these instruments are modular and software-defined, they can be quickly interchanged and easily repurposed to meet evolving test needs. Additionally, our modular instruments provide high-speed test execution by harnessing the power of industry-standard PC FPGAs and advanced timing and synchronization technologies. Options are available for a variety of platforms including PXI, PXI Express, PCI, PCI Express, and USB.

Machine Vision/Image Acquisition.  Our machine vision platform includes hardware ranging from plug-in devices for PCI and PXI systems to image processing on the sensor itself with the NI Smart Camera. Software options include image acquisition software to acquire images from thousands of cameras, a world-class image processing library, and a configurable interface for industrial machine vision applications. In 1996, we introduced our first image acquisition hardware which provides users with a cost-effective solution to integrate vision into their measurement and automation applications. Our vision software is designed to work with many different software environments, including LabVIEW. In 2003, we introduced our Vision Builder software for automated inspection and our Compact Vision System, which is a small, rugged, industrial vision system that can connect up to three IEEE-1394 cameras and that is easily programmed using Vision Builder. In 2007, we introduced our first integrated Smart Cameras which leverage our LabVIEW software to provide integrated solutions for many inspection and other industrial/embedded applications.

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

Distributed I/O and Embedded Control Hardware/Software.  Our distributed I/O products, including Compact FieldPoint, and CompactRIO, are designed for remote measurement, industrial control, and embedded data-logging applications. Compact FieldPoint is an intelligent, distributed, and modular I/O system that gives industrial system developers an economical solution for distributed data acquisition, monitoring and control applications. Suitable for direct connection to industrial signals, Compact FieldPoint includes a wide array of rugged and isolated analog and digital I/O modules, terminal base options, and network modules. With LabVIEW Real-Time users can download their LabVIEW code and easily create networked systems of intelligent, real-time nodes for embedded measurement and control. In 2004, we introduced CompactRIO, an advanced embedded control and acquisition system powered by our reconfigurable I/O (“RIO”) technology. CompactRIO leverages LabVIEW Real-Time and LabVIEW FPGA for industrial control, process monitoring, and embedded machine applications that require intelligent I/O products with a small form factor, a wide operating temperature, and resistance to shock and vibration.  In 2008, we introduced Single-Board RIO, which is a board-only, lower-cost version of CompactRIO designed for higher volume system deployments. In 2010, we announced that more than 100 C Series modules for cRIO are available from NI and other companies. We also added vision capabilities and introduced controllers designed to operate at extended temperature ranges from -40 to 70 degrees C.
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

System Configuration and Deployment. Our trained technicians install software and hardware and configure our customers’ PXI, PXI/SCXI combination, NI CompactRIO, or NI Compact FieldPoint system to their specifications.

Calibration. We provide calibration solutions, including recalibration services, manual calibration procedures, and automated calibration software.

Warranty and Repair. Extended warranties help meet project life-cycle requirements and provide repair services for our products, express repair, and advance replacement services.

Services

Customer Training Courses. We offer fee-based training classes and self-paced course kits for many of our software and hardware products. On-site courses are quoted per customer requests and we include on-line course offerings with live teachers. We also offer programs to certify programmers and instructors for our products.

Software Maintenance

Software maintenance revenue is post contract customer support that provides the customer with unspecified upgrades and/or updates and technical support.

Markets and Applications

Our products are used across many industries in a variety of applications including research and development, simulation and modeling, product design, prototype and validation, production testing and industrial control and field and factory service and repair. We serve the following industries and applications worldwide: advanced research, automotive, automated test equipment, consumer electronics, commercial aerospace, computers and electronics, continuous process manufacturing, education, government/defense, medical research/pharmaceutical, power/energy, semiconductors, telecommunications and others.

Customers

We have a broad customer base, with no customer accounting for more than 4% of our sales in 2010 and no more than 3% of our sales in 2009 or 2008.

Marketing

Through our worldwide marketing efforts, we strive to educate engineers and scientists about the benefits of our graphical system design and virtual instrumentation philosophy, products and technology, and to highlight the performance, ease of use and cost advantages of our products. We also seek to present our position as a technological leader among producers of instrumentation software and hardware and to help promulgate industry standards that can benefit users of computer-based instrumentation.

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

Sales and Distribution

We sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. Our Hungarian manufacturing facility sources a substantial majority of our sales throughout the world. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the U.S. accounted for approximately 62%, 61% and 61%, of our revenues in 2010, 2009 and 2008, respectively. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 12 – Segment information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and identifiable assets.)

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

The marketplace for our products dictates that many of our products be shipped very quickly after an order is received. As a result, we are required to maintain significant inventories. Therefore, inventory obsolescence is a risk for us due to frequent engineering changes, shifting customer demand, the emergence of new industry standards and rapid technological advances including the introduction by us or our competitors of products embodying new technology. We strive to mitigate this risk by monitoring inventory levels against product demand and technological changes. Additionally, many of our products have interchangeable parts and many have long lives. There can be no assurance that we will be successful in these efforts in the future.

Our foreign operations are subject to certain risks set forth on page 16 under “We are Subject to Various Risks Associated with International Operations and Foreign Economies.”

See discussion regarding fluctuations in our quarterly results and seasonality in ITEM 1A, Risk Factors, “Our Revenues are Subject to Seasonal Variations.”

Competition

The markets in which we operate are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than we have, and we may face further competition from new market entrants in the future. A key competitor is Agilent Technologies Inc. (“Agilent”). Agilent offers hardware and software products that provide solutions that directly compete with our virtual instrumentation products and has recently released its own line of PXI based hardware. Agilent is aggressively advertising and marketing products that are competitive with our products. Because of Agilent’s strong position in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse effect on our operating results.

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low cost geographies;
•	product pricing;
•	the impact of foreign exchange rates on product pricing;
•	adequate manufacturing capacity and supply of components and materials;
•	efficiency of manufacturing operations;
•	success in developing new products;
•	timing of our new product introductions;
•	effectiveness of sales and marketing resources and strategies ;
•	strategic relationships with other suppliers;
•	quality and performance;
•	protection of our products by effective use of intellectual property laws;
•	the outcome of any material intellectual property litigation;
•	the financial strength of our competitors;
•	barriers to entry imposed by competitors with significant market power in new markets;
•	general market and economic conditions; and,
•	government actions throughout the world.

There can be no assurance that we will be able to compete successfully in the future.

Research and Development

We believe that our long-term growth and success depends on delivering high quality hardware and software products on a timely basis. We intend to focus our research and development efforts on enhancing existing products and developing new products that incorporate appropriate features and functionality to be competitive with respect to technology and price/performance characteristics.

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

As of December 31, 2010, we employed 1,529 people in product research and development. Our research and development expenses were $158 million $133 million and $143 million for 2010, 2009 and 2008, respectively.

Intellectual Property

We rely on a combination of patent, trade secret, copyright and trademark law, contracts and technical measures to establish and protect our proprietary rights in our products. As of December 31, 2010, we held 560 U.S. patents (553 utility patents and 7 design patents) and 30 patents in foreign countries (28 patents registered in Europe in various countries; and 2 patents in Japan), and had 283 patent applications pending in the U.S. and foreign countries. 154 of our issued U.S.  patents are software patents related to LabVIEW, and cover fundamental aspects of the graphical programming approach used in LabVIEW. Our patents expire from 2011 to 2027. The expiration of any patents in the short term is not expected to have any significant negative impact on our business. No assurance can be given that our pending patent applications will result in the issuance of patents. We also own certain registered trademarks in the United States and abroad. See further discussion regarding risks associated with our patents in ITEM 1A, Risk Factors, “Our Business Depends on Our Proprietary Rights and We are Subject to Intellectual Property Litigation.”

Manufacturing and Suppliers

We manufacture a substantial majority of our products at our facilities in Debrecen, Hungary. Additional production primarily of low volume or newly introduced products is done in Austin, Texas. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. We manufacture most of the electronic circuit card assemblies and modules in-house, although subcontractors are used from time to time. We have used a subcontractor in Asia to manufacture a significant portion of our chassis but most of that production was moved in house during 2010. We manufacture some of our electronic cable assemblies in-house, but many assemblies are produced by subcontractors. We primarily subcontract our software duplication, our technical manuals and product support documentation.

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

Our manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources in the U.S., Europe and Asia. Several of these components are available through limited sources. Limited source components purchased include custom ASICs, chassis and other components. Any disruption of our supply of limited source components, whether resulting from business demand, quality, production or delivery problems, could adversely affect our ability to manufacture our products, which could in turn adversely affect our business and results of operations. See “Our Business is Dependent on Key Suppliers” at page 15 for additional discussion of the risks associated with limited source suppliers.

See “Our Manufacturing Operations are Subject to a Variety of Environmental Regulations and Costs” at page 17 for discussion of environmental matters as they may affect our business.

Backlog

Backlog is a measure of orders that are received but that are not shipped to customers at the end of the quarter. We typically ship products shortly following the receipt of an order. Accordingly, our backlog typically represents less than 5 days sales. Backlog should not be viewed as an indicator of our future sales. During 2010, our order backlog increased by approximately $9 million from the level at December 31, 2009.

Employees

As of December 31, 2010, we had 5,280 employees worldwide, including 1,529 in research and development, 2,387 in sales and marketing and customer support, 759 in manufacturing and 605 in administration and finance. None of our employees are represented by a labor union and we have never experienced a work stoppage. We consider our employee relations to be good. For twelve consecutive years, from 1999 to 2010, we have been named among the 100 Best Companies to Work for in America according to FORTUNE magazine.

ITEM 1A.                   RISK FACTORS

A Substantial Majority of Our Manufacturing Capacity is Located in Hungary. Our Hungarian manufacturing and warehouse facility sources a substantial majority of our sales. In order to enable timely shipment of products to our customers we also maintain the vast majority of our inventory at our Hungary warehouse facility. In addition to being subject to the risks of maintaining such a concentration of manufacturing capacity and global inventory, this facility and its operation are also subject to risks associated with doing business internationally, including:

•	difficulty in managing manufacturing operations in a foreign country;
•	challenges in expanding capacity to meet increased demand;
•	difficulty in achieving or maintaining product quality;
•	interruption to transportation flows for delivery of components to us and finished goods to our customers;
•	a restrictive labor code;
•	increasing labor costs;
•	the volatility of the Hungarian forint relative to the U.S. dollar;
•	changing and unstable political environment; and,
•	significant and frequent changes in the corporate tax law.

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

Our long term manufacturing and warehousing capacity planning contemplates a third manufacturing and warehousing facility in Penang, Malaysia. We began warehousing and distribution operations out of Penang, Malaysia via a third party logistics provider on October 1, 2010. We plan to start construction of a manufacturing and logistics facility in Malaysia in the third quarter of 2011, and plan to begin manufacturing operations at our Penang location during the third quarter of 2012. We can give no assurance that we will be successful in deploying our new facility in Malaysia on schedule. Our failure to successfully deploy our new facility in Malaysia could have a material adverse effect on our ability to meet customer demands, our ability to grow our business as well as our liquidity, capital resources and results of operations. If we succeed in deploying our Malaysian manufacturing facility on schedule and the demand for our products does not grow as expected, we will have excess manufacturing capacity which will cause an increase in overhead that will negatively impact our gross margins and results of operations.

We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results.  During the fourth quarter of 2010, we established an operating budget for 2011. Our budgets are established based on the estimated revenue from sales of our products which are based on economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. If demand for our products in 2011 is less than the demand we anticipated in setting our 2011 budget, our operating results could be negatively impacted.  We are budgeting to increase our research and development personnel by 19% and our field sales force by 24% during 2011.  Our overall headcount is budgeted to increase by 17%. We anticipate the incremental cost of these additions will be partially offset by an expected reduction in our variable compensation in 2011. If we exceed the level of expenses established in our 2011 operating budget or if we cannot reduce budgeted expenditures in response to a decrease in revenue, our operating results could be adversely affected. Our spending could exceed our budgets due to a number of factors, including:

•	increased costs from hiring more product development engineers or other personnel;
•	increased costs from hiring more field sales personnel;
•	increased manufacturing costs resulting from component supply shortages and/or component price fluctuations;
•	additional expenses related to intellectual property litigation;
•	additional marketing costs for new product introductions and/or for conferences and tradeshows;
•	increased component costs resulting from vendors increasing prices in response to increased economic activity; and/or
•	additional costs related to acquisitions, if any.

Uncertain Economic Conditions Could Materially Adversely Affect Our Business.  Our business is sensitive to fluctuations in general economic conditions, both in the U.S. and globally. Uncertainty about current global economic conditions poses a risk as businesses may postpone spending in response to tight credit, unemployment, negative financial news, new tax policies, uncertainty in foreign currency markets, and/or declines in income or asset values. This could negatively impact the spending patterns of businesses including our current and potential customers which may have an adverse effect on our revenues and therefore harm our business and results of operations. Other factors that could adversely influence demand for our products include increases in fuel and other energy costs, higher labor and healthcare costs, restricted access to credit, changes in consumer confidence, and other macroeconomic factors affecting business spending patterns. Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy. During 2010, the global industrial economy expanded. We cannot predict whether the global industrial economy will continue to grow or maintain stability throughout 2011. If this expansion cycle is not sustained, even at moderate growth levels, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and therefore harm our business and result of operations.

Our Income Tax Rate is Affected by our Tax Benefits in Hungary.  The profit from our Hungarian operations benefit from the fact that they are subject to an income tax rate that is lower than the U.S. federal statutory tax rate of 35%. Part of this benefit became effective January 1, 2010, under a new tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. The enhanced tax deduction for research and development expenses resulted in an income tax benefit of $13 million in 2010.

This benefit may not be available in future years due to changes in political conditions in Hungary or changes in tax laws in Hungary and in the U.S. The reduction or elimination of these benefits in Hungary or future changes in U.S. law pertaining to the taxation of foreign earnings could result in an increase in our future effective income tax rate which could have a material adverse effect on our operating results.

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

We Operate in Intensely Competitive Markets.  The markets in which we operate are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than we have, and we may face further competition from new market entrants in the future. A key competitor is Agilent Technologies Inc. (“Agilent”). Agilent offers hardware and software products that provide solutions that directly compete with our virtual instrumentation products and has recently released its own line of PXI based hardware. Agilent is aggressively advertising and marketing products that are competitive with our products. Because of Agilent’s strong position in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse effect on our operating results.

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low cost geographies;
•	product pricing;
•	the impact of foreign exchange rates on product pricing;
•	adequate manufacturing capacity and supply of components and materials;
•	efficiency of manufacturing operations;
•	success in developing new products;
•	timing of our new product introductions;
•	effectiveness of sales and marketing resources and strategies;
•	strategic relationships with other suppliers;
•	quality and performance;
•	protection of our products by effective use of intellectual property laws;
•	the outcome of any material intellectual property litigation;
•	the financial strength of our competitors;
•	barriers to entry imposed by competitors with significant market power in new markets;
•	general market and economic conditions; and,
•	government actions throughout the world.

There can be no assurance that we will be able to compete successfully in the future.

Concentrations of Credit Risk and Uncertain Conditions in the Global Financial Markets May Adversely Affect Our Financial Condition and Result of Operations.  By virtue of our holdings of cash, investment securities and foreign currency derivatives, we have exposure to many different counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks and investment banks. Many of these transactions expose us to credit risk in the event of a default of our counterparties. There can be no assurance that any losses or impairments to the carrying value of our financial assets as a result of defaults by our counterparties, would not materially and adversely affect our business, financial position and results of operations.

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

During 2010, we continued to devote resources to the development of our web offering. In addition, we devoted significant resources to the upgrade of our Americas business application suite to Oracle’s version R12.  There can be no assurance that we will not experience difficulties with our systems or web offerings. Difficulties with our systems or web offerings may interrupt our normal operations, including our ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. Any disruption occurring with these systems or web offerings may have a material adverse effect on our operating results.

During 2011, we plan to devote significant resources to the upgrade of our European and Japanese business application suite to Oracle’s version R12. We are also planning to upgrade the underlying infrastructure of our web site, ni.com, and our European and Japanese business application suite.  In addition, we expect to continue to devote resources to the continued development of our worldwide network infrastructure, business applications and web offerings.  These types of system wide upgrades and development have the potential to cause significant business disruptions. We have plans to mitigate these potential business disruptions but there is no certainty that our plans will be effective should such a disruption occur.  Any failure to successfully implement these initiatives could have a material adverse effect on our operating results.

Recent Adoption of Complex Health Care Legislation and Related Regulations and Financial Reform Could Increase our Operating Costs. The adoption of the Patient Protection and Affordable Care Act and the related reconciliation measure, the Health Care and Education Reconciliation Act of 2010, and the regulations resulting from such legislation could increase the costs of providing health care to our employees. Due to the complexity of the legislation and the uncertain timing and content of the related regulations, we are unable to predict the amount and timing of any such increased costs. In addition it is likely that we will incur additional administrative costs to comply with certain provisions of this legislation. Due to the fact that many of the rules and regulations have not yet been defined, we are unable to predict the amount of these costs or to what extent we may need to divert other resources to comply with various provisions of this legislation. Additionally, the recently adopted Dodd-Frank Wall Street Reform and Consumer Protection Act could result in increased costs to us either as a result of our efforts to comply with the corporate governance provisions which may be applicable to us or due to the impact of such legislation on the derivative contracts or other financial instruments or financial markets that we utilize in the normal course of our business.

Our Quarterly Results are Subject to Fluctuations Due to Various Factors.  Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including:

•	changes in the mix of products sold;
•	changes in the amount of revenue derived from large orders;
•	fluctuations in foreign currency exchange rates;
•	changes in the economy or credit markets in the U.S. or globally;
•	the availability and pricing of components from third parties (especially limited sources);
•	the timing, cost or outcome of intellectual property litigation;
•	the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales;
•	changes in pricing policies by us, our competitors or suppliers;
•	delays in product shipments caused by human error or other factors; and,
•	disruptions in transportation channels.

Our Revenues are Subject to Seasonal Variations.  In previous years, our revenues have been characterized by seasonality, with revenues typically growing from the first quarter to the second quarter, being relatively constant from the second quarter to the third quarter, growing in the fourth quarter compared to the third quarter and declining in the first quarter of the following year from the fourth quarter of the preceding year. This historical trend has been affected and may continue to be affected in the future by broad fluctuations in the global industrial economy, the economic impact of larger orders as well as the timing of new product introductions and/or acquisitions, if any. We cannot predict whether the global industrial economy will continue to grow or maintain stability throughout 2011. Our total operating expenses have in the past tended to increase in each successive quarter and have fluctuated as a percentage of revenue based on the seasonality of our revenue. We are budgeting to increase our research and development personnel by 19% and our field sales force by 24% during 2011.  Our overall headcount is budgeted to increase by 17%. The timing and extent of these personnel additions could affect our historical patterns of operating costs as a percent of revenue and our historical patterns of profitability.

Our Product Revenues are Dependent on Certain Industries.  Sales of our products are dependent on customers in certain industries, particularly the telecommunications, semiconductor, consumer electronics, automotive, automated test equipment, defense and aerospace industries. As we have experienced in the past, and as we may continue to experience in the future, downturns characterized by diminished product demand in any one or more of these industries may result in decreased sales, and a material adverse effect on our operating results.

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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect of increasing our consolidated sales by $13 million or 2% in 2010 and decreasing our consolidated sales by $30 million or 4% in 2009. If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing our operating expenses by $9 million or 3% in 2010 and decreasing our operating expenses by $12 million or 2% in 2009. Currently, we are experiencing significant volatility in foreign currency exchange rates in many of the markets in which we do business. This has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-K contains our management’s certification of adequate disclosure controls and procedures as of December 31, 2010. This report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. This Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

ITEM 1B.              UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                 PROPERTIES

Our principal corporate and research and development activities are conducted in three buildings we own in Austin, Texas. We own approximately 69 acres of land in north Austin, Texas, on which are a 232,000 square foot office facility, a 140,000 square foot manufacturing and office facility, and a 380,000 square foot research and development facility. We also own a 136,000 square foot office building in Austin, Texas which is being leased to third-parties. Our principal manufacturing and distribution activities are conducted at our 239,000 square foot manufacturing and distribution facility in Debrecen, Hungary which we own. Our German subsidiary, National Instruments Engineering GmbH & Co. KG, owns a 25,500 square foot office building in Aachen, Germany in which a majority of its activities are conducted. National Instruments Engineering owns another 19,375 square foot office building in Aachen, Germany, which is partially leased to third-parties. National Instruments Corporation (UK) Limited, United Kingdom, owns a 29,270 square foot office building in Newbury, UK in which a majority of its activities will be conducted. We own approximately 17 acres of land in an industrial park in Penang, Malaysia.

As of December 31, 2010, we also leased a number of sales and support offices in the U. S. and various countries throughout the world. Our facilities are currently being utilized below maximum capacity to allow for future headcount growth and design/construction cycles, as needed. We believe our existing facilities are adequate to meet our current requirements.

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

An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court's decision of September 23, 2003 (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks’ declaratory judgment complaint, denying MathWorks’ claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks’ modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court's denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. On November 22, 2006, the District Court lifted the stay. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consisted entirely of anticipated patent defense costs that at the time, were estimated to be probable.  In the fourth quarter of 2006, we accrued an additional $600,000 related to this contingency. During the third quarter of 2009, we reduced the accrual by $2 million and during the first quarter of 2010, we reduced the accrual by an additional $1,037,000 to reflect a decrease in the estimated costs that were probable of being incurred in this action. On December 13, 2010, the court dismissed this case upon a joint motion of the parties. As a result, we reduced the accrual by an additional $925,000 during the fourth quarter of 2010 and the accrual is now zero. To date, we have charged a cumulative total of $638,000 related to this action.

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

	High	Low
2010
First Quarter 2010	$33.69	$28.24
Second Quarter 2010	36.71	29.82
Third Quarter 2010	33.44	28.37
Fourth Quarter 2010	37.94	31.95

2009
First Quarter 2009	$23.89	$16.06
Second Quarter 2009	23.83	18.69
Third Quarter 2009	28.55	21.46
Fourth Quarter 2009	29.85	26.64

At the close of business on February 15, 2011, there were approximately 432 holders of record of our common stock and approximately 25,517 beneficial holders of our common stock.

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

2010
March 1, 2010	$0.13
June 1, 2010	0.13
August 30, 2010	0.13
November 29, 2010	0.13

2009
March 2, 2009	$0.12
June 1, 2009	0.12
August 31, 2009	0.12
November 30, 2009	0.12

Our policy as to future dividends will be based on, among other considerations, our views on potential future capital requirements related to research and development, expansion into new market areas, strategic investments and business acquisitions, share dilution management, legal risks, and challenges to our business model.

On January 21, 2011, our Board of Directors declared a quarterly cash dividend of $0.15 per common share, payable February 21, 2011, to stockholders of record on February 4, 2011.

On January 21, 2011, our Board of Directors declared a 3 for 2 stock split to be effected as a stock dividend, payable February 21, 2011, to stockholders of record on February 4, 2011. All share and per-share data in this Form 10-K is presented prior to this split.

See Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Performance Graph

The following graph compares the cumulative total return to stockholders of NI’s common stock from December 31, 2005 to December 31, 2010 to the cumulative return over such period of (i) Nasdaq Composite Index and (ii) Russell 2000 Index. We use the Russell 2000 Index due to the fact that we have not been able to identify a published industry or line of business index that we believe appropriately reflects our industry or line of business. We considered that our primary competitors are divisions of large corporations that have other significant business operations such that any index comprised of such competitors would not be reflective of our industry or line of business. We have also considered using a peer group index but do not believe such index is appropriate as we have not been able to identify other public companies that we believe are principally in the same line of business as we are.

The graph assumes that $100 was invested on December 31, 2005 in NI’s common stock and in each of the other two indices and the reinvestment of all dividends, if any. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1, 2010 to October 31, 2010	-	-	-	2,621,497
November 1, 2010 to November 30, 2010	-	-	-	2,621,497
December 1, 2010 to December 31, 2010	-	-	-	2,621,497
Total	-	-	-

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

	Years Ended December 31, (in thousands, except per share data)
	2010	2009	2008	2007	2006
Statements of Income Data:
Net sales:
Americas	$359,895	$292,999	$355,878	$331,482	$317,780
Europe .	261,118	210,188	267,373	230,940	193,364
Asia Pacific	252,207	173,407	197,286	177,956	149,263
Consolidated net sales	873,220	676,594	820,537	740,378	660,407
Cost of sales	200,083	169,884	207,109	185,267	173,348
Gross profit	673,137	506,710	613,428	555,111	487,059
Operating expenses:
Sales and marketing	319,606	269,267	307,409	264,060	232,050
Research and development	158,149	132,974	143,140	126,515	113,095
General and administrative	67,069	57,938	67,162	62,445	54,192
Total operating expenses	544,824	460,179	517,711	453,020	399,337
Operating income	128,313	46,531	95,717	102,091	87,722
Other income (expense):
Interest income	1,391	1,629	5,996	9,822	6,847
Net foreign exchange gain (loss)	(2,585)	734	(3,737)	1,672	740
Other income (expense), net	993	1,351	161	(158)	(7)
Income before income taxes	128,112	50,245	98,137	113,427	95,302
Provision for income taxes	18,996	33,160	13,310	6,394	22,594
Net income	$109,116	$17,085	$84,827	$107,033	$72,708

Basic earnings per share	$1.40	$0.22	$1.08	$1.35	$0.91

Weighted average shares outstanding - basic	77,982	77,520	78,567	79,468	79,519

Diluted earnings per share	$1.38	$0.22	$1.07	$1.32	$0.89

Weighted average shares outstanding - diluted	79,048	78,026	79,515	81,043	81,519

Cash dividends declared per common share	$0.52	$0.48	$0.44	$0.34	$0.24

	December 31, (in thousands)
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents	$219,447	$201,465	$229,400	$194,839	$100,287
Short-term investments	131,215	87,196	6,220	93,838	150,190
Working capital	484,406	413,759	398,292	419,874	379,733
Total assets	959,682	813,029	832,591	818,812	721,220
Long-term debt, net of current portion	-	-	-	-	-
Total stockholders’ equity	744,545	654,420	664,438	661,086	596,682

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding our future financial performance or operations (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “may,” “will,” “project,” “continue,” or “estimate” or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors including those set forth under the heading “Risk Factors” beginning on page 12, and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

Overview

National Instruments Corporation (“we”, “us” or “our”) is a leading supplier of measurement and automation products that engineers and scientists use in a wide range of industries. These industries comprise a large and diverse market for design, control and test applications. We provide flexible application software and modular, multifunctional hardware that users combine with industry-standard computers, networks and third party devices to create measurement, automation and embedded systems, which we also refer to as “virtual instruments”. Our approach gives customers the ability to quickly and cost-effectively design, prototype and deploy unique custom-defined solutions for their design, control and test application needs. We sell to a large number of customers in a wide variety of industries. We have been profitable in every year since 1990. No single customer accounted for more than 4% of our sales in 2010, or 3% of our sales in 2009 or 2008.

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

We sell into test and measurement (“T&M”) and industrial/embedded applications in a broad range of industries and as such are subject to the economic and industry forces which drive those markets. It has been our experience that the performance of these industries and our performance is impacted by general trends in industrial production for the global economy and by the specific performance of certain vertical markets that are intensive consumers of measurement technologies. Examples of these markets are semiconductor capital equipment, telecom, defense, aerospace, automotive and others

In assessing our business, we consider the trends in the Global Purchasing Managers Index (“PMI”) published by JP Morgan, global industrial production as well as industry reports on the specific vertical industries that we target. Over the last 24 months, the PMI has reflected uncertain economic conditions by reaching a low of 33 in December 2008 and rising to a high of 58 in April 2010. The PMI was at 55 for December 2010. Historically, our business cycles have followed the expansion and contraction cycles in the PMI. During 2010, the PMI had an average reading of 55. A reading above 50 is indicative of expansion in the global industrial economy. We are unable to predict whether the current expansion cycle, as measured by the PMI, will be sustained throughout 2011. If this expansion is not sustained, even at moderate levels, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and therefore harm our business and result of operations.

We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 59% of our revenues in 2010 and 57% of our revenues in 2009 and 2008. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 12 - Segment information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and long-lived assets).

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Years Ended December 31,
	2010	2009	2008
Net sales:
Americas	41.2%	43.3%	43.4%
Europe	29.9	31.1	32.6
Asia Pacific	28.9	25.6	24.0
Consolidated net sales	100.0	100.0	100.0
Cost of sales	22.9	25.1	25.2
Gross profit	77.1	74.9	74.8
Operating expenses:
Sales and marketing	36.6	39.8	37.5
Research and development	18.1	19.6	17.4
General and administrative	7.7	8.6	8.2
Total operating expenses	62.4	68.0	63.1
Operating income	14.7	6.9	11.7
Other income (expense):
Interest income	0.2	0.2	0.7
Net foreign exchange gain (loss)	(0.3)	0.1	(0.5)
Other income, net	0.1	0.2	—
Income before income taxes	14.7	7.4	11.9
Provision for income taxes	2.2	4.9	1.6
Net income	12.5%	2.5%	10.3%

Results of Operations for 2010 and 2009

During 2010, we set a new record for annual revenue.  While the most recent recession was one of the most challenging financial periods in our history, we believe our ability to outpace the growth of many of our peers and reach record revenue so quickly after the recession can be attributed not only to the broad-based recovery but also to our commitment to our strategic investments throughout the downturn. We continued to invest in research and development and our field sales force, which has produced a pipeline of innovative products and strengthened relationships with key customers.

Net Sales.  Our consolidated net sales were $873 million, $677 million and $821 million for the years ended December 31, 2010, 2009 and 2008, respectively, an increase of 29% in 2010 following a decrease of 18% in 2009. Product sales were $807 million, $624 million and $765 million for the years ended December 31, 2010, 2009 and 2008, respectively, an increase of 29% in 2010 following a decrease of 19% in 2009. Software maintenance sales were $66 million, $53 million and $55 million for the years ended December 31, 2010, 2009 and 2008, respectively, an increase of 25% in 2010 following a decrease of 4% in 2009. In 2010, products in the areas of virtual instrumentation and graphical system design, which comprised approximately 93% of our revenue, saw a year-over-year increase of 29% and instrument control products, which comprised approximately 7% of our revenue saw a year-over-year increase of 35%. In 2009, products in the areas of virtual instrumentation and graphical system design which comprised approximately 93% of our revenues saw a year-over-year decline of 16%, and instrument control products which comprised approximately 7% of our revenues saw a year-over-year decline of 31%. Revenues from our instrument control products are the most sensitive to the cycles of the global industrial economy. The increase in 2010 is attributed to increases in sales volume across all regions of our business. The decrease in 2009 is attributed to declines in sales volume across all regions of our business. For the year ended December 31, 2010, our order backlog increased by approximately $9 million. Backlog is a measure of orders that were received but that had not shipped to customers at the end of a quarter. We did not take any significant action with regard to pricing during the years ended December 31, 2010, 2009 and 2008.

For the years ended December 31, 2010, 2009 and 2008, net sales in the Americas were $360 million, $293 million and $356 million, respectively, an increase of 23% in 2010 following a decrease of 18% in 2009. Sales in the Americas, as a percentage of consolidated sales were 41%, 43% and 43%, respectively, over the three year period. In Europe, net sales were $261 million, $210 million and $267 million, respectively, an increase of 24% in 2010 following a decrease of 21% in 2009. Sales in Europe, as a percentage of consolidated sales were 30%, 31% and 33%, respectively, over the three year period. In Asia, sales were $252 million, $173 million and $197 million, respectively, an increase of 45% in 2010 following a decrease of 12% in 2009. Sales in the Asia, as a percentage of consolidated sales were 29%, 26% and 24%, respectively, over the three year period. We anticipate that sales growth in Asia will continue to outpace growth in the Americas and Europe and continue to grow as a percent of our total net sales.

We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

Almost all of the sales made by our direct sales offices in the Americas, outside of the U.S., in Europe and in Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. For 2010, in local currency terms, our consolidated sales increased by $177 million or 26%, Americas sales increased by $63 million or 21%, European sales increased by $51 million or 25%, and sales in Asia Pacific increased by $64 million or 37%. During this same period, the change in exchange rates had the effect of increasing our consolidated sales by $13 million or 2%, increasing Americas sales by $4 million or 2%, decreasing European sales by $6 million or 3%, and increasing sales in Asia Pacific by $15 million or 9%.

For 2009, in local currency terms, our consolidated sales decreased by $115 million or 14%, Americas sales decreased by $57 million or 16%, European sales decreased by $40 million or 15%, and sales in Asia Pacific decreased by $18 million or 9%. During this same period, the change in exchange rates had the effect of decreasing our consolidated sales by $30 million or 4%, decreasing Americas sales by $6 million or 2%, decreasing European sales by $20 million or 7%, and decreasing sales in Asia Pacific by $5 million or 3%.

To help protect against a reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue denominated in foreign currencies with forward and purchased option contracts. During 2010, these hedges had the effect of increasing our consolidated sales by $5.9 million. During 2009, these hedges had the effect of increasing our consolidated sales by $1.4 million. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2010 and 2009).

Gross Profit. For the years ended December 31 2010, 2009 and 2008, gross profit was $673 million, $507 million and $613 million, respectively. As a percentage of sales, gross profit was 77%, 75% and 75% in 2010, 2009 and 2008, respectively. During 2010 and 2009, we were successful in implementing cost reduction strategies throughout our manufacturing cycle. This allowed us to maintain a stable gross margin percentage despite the 18% decrease in sales volume in 2009. During 2010, we saw our gross profit increase to 77% as a result of our net sales growth of 29% and our cost reduction measures.

For the years ended December 31, 2010, 2009 and 2008, charges related to acquisition related intangibles and stock based compensation included in cost of sales were $4.8 million, $4.7 million and $4.7 million, respectively.  For 2010, the net impact of the change in foreign currency exchange rates had the effect of increasing our cost of goods sold by $5 million or 3%. For 2009, the net impact of the change in foreign currency exchange rates had the effect of decreasing our cost of goods sold by $3 million or 1%.

Operating Expenses. For the years ended December 31 2010, 2009 and 2008, operating expenses were $545 million, $460 million and $518 million, respectively, an increase of 18% in 2010, following a decrease of 11% in 2009. The increase in our operating expenses in 2010, was due to higher personnel related expenses of $63 million which included commissions, variable compensation and benefits. The increase in personnel expenses is related to a net increase in our overall headcount of 160 employees as well as the termination of temporary cost cutting measures that were put in place during 2009. Those temporary cost cutting measures reduced our operating expenses by $16 million in 2009. In addition, the overall increase in expenses in 2010 is attributed to higher travel related expenses of $7 million and higher advertising, tradeshows and other marketing expenses of $5 million. In addition, the net impact of changes in foreign currency exchange rates increased our operating expense by $9 million. For the years ended December 31, 2010, 2009 and 2008, charges related to acquisition related intangibles and stock based compensation included in operating expenses were $18 million, $20 million and $19 million, respectively.

The decrease in our operating expenses in 2009 was due to temporary cost cutting measures which consisted of a company-wide wage reduction as well as a reduction in the number of accrued vacation hours that employees are allowed to carry forward of $16 million, reductions in travel, tradeshow and advertising expenses of $15 million, reductions in variable compensation of $8 million and a reduction in our patent litigation accrual which resulted in a non-cash decrease to our operating expenses of $2 million. In addition, the net impact of changes in foreign currency exchange rates decreased our operating expense by $12 million.

As a percentage of net sales, operating expenses were 62%, 68% and 63%, respectively. The decrease in our operating expenses as a percent of sales during 2010 is attributed to the fact that we grew our overall operating expense by 18% while our net sales grew by 29%. For 2009, the increase in our operating expenses as a percent of sales was due to the 18% decrease in net sales.

We believe that our long-term growth and success depends on developing high quality software and hardware products on a timely basis. To that end, we have made investments in research and development a priority. For the years ended December 31, 2010, 2009 and 2008, our research and development expenses were $158 million, $133 million and $143 million, respectively. Our research and development headcount was 1,529, 1,457 and 1,415 at December 31, 2010, 2009 and 2008, respectively. We plan to continue to make the investments which we believe are necessary to drive our long term growth and we are budgeting to increase our research and development personnel by 19% during 2011. We expect that the incremental costs associated with these additions will be partially offset by an expected reduction in our variable compensation costs in 2011.

We capitalize costs for software development and amortize such costs over the related product’s estimated economic life, generally three years, beginning when a product becomes available for general release. Internally developed software costs capitalized during 2010, 2009 and 2008 were $16 million, $13 million and $10 million, respectively. Capitalization of internally developed software costs varies depending on the timing of when each project reaches technological feasibility and the length and scope of the development cycle of each individual project. (See Note 7 - Intangibles of Notes to Consolidated Financial Statements for a description of intangibles). During 2010, 2009 and 2008, software amortization expense included in cost of goods sold totaled $11 million, $9 million and $10 million, respectively.

We also believe that our long-term growth and success depends on delivering high quality software and hardware products to our customers on a timely basis. To that end, we have made investment in our field sales force a priority. For the years ended December 31, 2010, 2009 and 2008, our sales and marketing expenses were $320 million, $269 million and $307 million, respectively. We plan to continue to make the investments which we believe are necessary to drive our long term growth and we are budgeting to increase our field sales force by 24% during 2011. We expect that the incremental costs associated with these additions will be partially offset by an expected reduction in our variable compensation costs in 2011.

Operating Income. For the years ended December 31 2010, 2009 and 2008, operating income was $128 million, $47 million and $96 million, respectively an increase of 176% in 2010, following a decrease of 51% in 2009.  As a percentage of net sales, operating income was 15%, 7% and 12%, respectively, over the three year period. The increase in our operating income as a percent of sales during 2010 can be attributed to our overall increase in net sales of 29% as well as the increase in our gross profit margin percentage from 75% to 77%. The decrease in our operating income as a percent of sales during 2009, can be attributed to the overall decrease in our net sales of 18%.

Interest Income. Interest income was $1.4 million, $1.6 million and $6 million for the years ended December 31, 2010, 2009 and 2008, respectively, a decrease of 15% in 2010, following a decrease of 73% in 2009. During 2010, we continued to see low yields for high quality investment alternatives that comply with our corporate investment policy. We do not expect yields in these types of investments to increase in 2011. For 2009, the decrease was attributable to significant decreases in investment yields for high grade treasury, municipal and corporate bonds. The source of interest income is from the investment of our cash and short-term and long-term investments.

Net Foreign Exchange Gain (Loss). Net foreign exchange gain (loss) was $(2.6) million, $734,000 and $(3.7) million for the years ended December 31, 2010, 2009 and 2008, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During 2010, the movement in many of these exchange rates was volatile, exceeding 20% in some cases. This volatility reduced the effectiveness of our hedging programs. We cannot predict whether this level of volatility will continue or subside during 2011. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange gain (loss)”. Our hedging strategy increased our foreign exchange losses by $1.6 million in 2010, reduced our foreign exchange gain by $1.7 million in 2009 and reduced our foreign exchange loss by $1.2 million in 2008.

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

Provision for Income Taxes.  Our provision for income taxes reflected an effective tax rate of 15%, 66% and 14% for the years ended December 31, 2010, 2009 and 2008, respectively. The increase in our effective tax rate in 2009 was primarily due to a $21.6 million noncash tax charge. Other factors that caused our effective to change year-over-year are detailed in the table below;

	Year Ended December 31, 2010	Year Ended December 31, 2009
Prior period effective tax rate	66%	14%
Change in valuation allowance related to deferred tax assets recorded during the period	(17)	26
Increased profits in foreign jurisdictions with reduced income tax rates	(3)	3
Change in non-deductible stock-based compensation expense as a percentage of net income	(6)	4
Enhanced deduction for certain research and development expenses in 2010	(10)	-
Change in intercompany profit	(15)	20
Change in research and development tax credits as a percent of net income	1	(2)
Other	(1)	1
Effective tax rate	15%	66%

(See Note 9 – Income taxes of Notes to Consolidated Financial Statements for further discussion regarding changes in our effective tax rate and a reconciliation of income taxes at the U.S. federal statutory income tax rate of 35% to our effective tax rate).

Quarterly results of operations

The following quarterly results have been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. You should read the following tables presenting our quarterly results of operations in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. The unaudited quarterly financial data for each of the eight quarters in the two years ended December 31, 2010 are as follows (in thousands, except per share data):

	Three Months Ended
	Mar. 31, 2010	Jun. 30, 2010	Sep. 30, 2010	Dec. 31, 2010
Net sales	$191,091	$211,717	$220,449	$249,963
Gross profit	147,849	163,078	168,546	193,664
Operating income	19,522	30,483	31,689	46,619
Net income	18,353	24,602	28,133	38,028
Basic earnings per share	$0.24	$0.32	$0.36	$0.48
Weighted average shares outstanding-basic	77,380	77,932	78,176	78,426
Diluted earnings per share	$0.23	$0.31	$0.36	$0.48
Weighted average shares outstanding-diluted	78,435	78,992	78,862	79,335
Dividends declared per share	$0.13	$0.13	$0.13	$0.13

	Three Months Ended
	Mar. 31, 2009	Jun. 30, 2009	Sep. 30, 2009	Dec. 31, 2009
Net sales	$157,799	$152,163	$165,035	$201,597
Gross profit	116,916	111,677	123,136	154,981
Operating income (loss)	(2,479)	2,341	10,688	35,981
Net income	358	4,430	9,931	2,366
Basic earnings per share	$0.00	$0.06	$0.13	$0.03
Weighted average shares outstanding-basic	77,277	77,556	77,653	77,589
Diluted earnings per share	$0.00	$0.06	$0.13	$0.03
Weighted average shares outstanding-diluted	77,436	77,824	78,103	78,325
Dividends declared per share	$0.12	$0.12	$0.12	$0.12

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments.  The following table presents our working capital, cash and cash equivalents and marketable securities (in thousands):

	December 31, 2010	December 31, 2009	Increase/ (Decrease)

Working capital	$484,406	$413,759	$70,647
Cash and cash equivalents (1)	219,447	201,465	17,982
Short-term investments (1)	131,215	87,196	44,019
Total cash, cash equivalents, short and long-term investments	$350,662	$288,661	$62,001

(1)         Included in working capital

Our working capital increased by $71 million during 2010, due to the net effect of an increase in current assets of $119 million offset by an increase in current liabilities of $48 million. The increase in our current assets was attributed to the increase in our cash, cash equivalents and short-term investments of $62 million, an increase in accounts receivable of $23 million and an increase in inventory of $31 million. The increase in our current liabilities was the result of an increase in our accrued compensation of $13 million, an increase in accounts payable and other accruals and liabilities of $18 million and an increase in deferred revenue of $14 million. These increases can be attributed to our overall business growth during 2010.

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

Cash Provided and (Used by) 2010 and 2009.  Cash and cash equivalents increased to $219 million at December 31, 2010 from $201 million at December 31, 2009. The following table summarizes the proceeds and (uses) of cash (in thousands):

	December 31,
	2010	2009
Cash provided by operating activities	$145,058	$135,651
Cash (used by)/provided by investing activities	(96,544)	(111,915)
Cash (used by) financing activities	(30,532)	(51,671)
Net (decrease)/increase in cash equivalents	17,982	(27,935)
Cash and cash equivalents at beginning of year	201,465	229,400
Cash and cash equivalents at end of year	$219,447	$201,465

For 2010 and 2009, cash provided by operating activities was $145 million and $136 million, an increase of $9 million or 7% in 2010. This increase was primarily due to an increase in net income of $92 million offset by a net use of cash by operating assets and liabilities of $83 million compared to the year ended December 31, 2009.

Accounts receivable increased to $127 million at December 31, 2010, compared to $104 million at December 31, 2009, as a result of our 29% increase in net sales during 2010. Days of sales outstanding was 48 days at December 31, 2010, compared to 61 days at December 31, 2009. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may face issues gaining access to sufficient funding or credit.

Consolidated inventory balances increased to $118 million at December 31, 2010, from $87 million at December 31, 2009, in response to our increased sales activity in 2010. Inventory turns were 2.0 at December 31, 2010, compared to 1.8 at December 31, 2009. Our inventory levels will continue to be determined based upon our anticipated demand for products and our need to keep sufficient inventory on hand to meet our customers’ demands. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels. Rapid changes in customer demand could have a significant impact on our inventory balances in future periods.

Investing activities used cash of $97 million during 2010, which was the result of the our net purchase of short-term investments of $44 million, the purchase of property and equipment of $28 million, capitalization of internally developed software of $16 million, acquisition of other intangibles of $4.2 million and business acquisitions, net of cash received of $4.2 million. For 2009, investing activities used cash of $112 million, which was the result of the net purchase of short-term investments of $74 million, the purchase of property and equipment of $21 million, capitalization of internally developed software of $13 million and the acquisition of other intangibles of $5 million.

Financing activities used $31 million during 2010, which was the result of $42 million used to repurchase our common stock and $41 million used to pay dividends to our stockholders, offset by $52 million received as a result of the issuance of our common stock from the exercise of stock options and sales of our common stock through our employee stock purchase plan. For 2009, financing activities used $52 million, which was the result of $35 million used to repurchase our common stock and $37 million used to pay dividends to our stockholders, offset by $22 million received as a result of the issuance of our common stock from the exercise of stock options and sales of our common stock through our employee stock purchase plan.

From time to time our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. Under such programs, we repurchased a total of 1,392,732 1,443,441 and 4,110,042 shares of our common stock at weighted average prices of $30.06, $23.96 and $25.22 per share, in the years ended December 31, 2010, 2009 and 2008, respectively. On April 21, 2010, our Board of Directors approved a new share repurchase program that increased the aggregate number of shares of common stock that we are authorized to repurchase from 674,098 to 3.0 million. At December 31, 2010, there were 2,621,497 shares remaining available for repurchase under this plan. This repurchase plan does not have an expiration date.

During 2010, we received increased proceeds from the exercise of stock options compared to 2009. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control and in the future, we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, since 2005, it has been our practice to issue RSUs and not stock options to eligible employees which will reduce the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of RSUs does not result in any cash proceeds to us. (See Note 10 - Stock-based compensation plans for additional discussion of our various stock-based compensation plans).

Contractual Cash Obligations.  The following summarizes our contractual cash obligations as of December 31, 2010 (in thousands):

	Payments Due by Period
	Total	2011	2012	2013	2014	2015	Beyond

Long-term debt	$-	$-	$-	$-	$-	$-	$-
Capital lease obligations	-	-	-	-	-	-	-
Operating leases	56,131	14,530	10,728	7,757	6,472	5,476	11,168
Total contractual cash obligations	$56,131	$14,530	$10,728	$7,757	$6,472	$5,476	$11,168

The following summarizes our other commercial commitments as of December 31, 2010 (in thousands):

	Total	2011	2012	2013	2014	2015	Beyond

Guarantees	$5,300	$5,300	$-	$-	$-	$-	$-
Purchase obligations	7,600	7,600	-	-	-	-	-
Total commercial commitments	$12,900	$12,900	$-	$-	$-	$-	$-

We have commitments under non-cancelable operating leases primarily for office facilities throughout the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. As of December 31, 2010, we had non-cancelable operating lease obligations of approximately $56 million compared to $52 million at December 31, 2009. Rent expense under operating leases was $14 million, $12 million and $12 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. As of December 31, 2010, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $8 million over the next twelve months. At December 31, 2009, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7 million.

Guarantees are related to payments of customs and foreign grants. As of December 31, 2010, we have outstanding guarantees for payment of customs, foreign grants and potential customer claims totaling approximately $5.3 million. As of December 31, 2009, we have outstanding guarantees for payment of customs and foreign grants totaling approximately $5 million.

Off-Balance Sheet Arrangements. We do not have any debt or off-balance sheet debt. As of December 31, 2010, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Prospective Capital Needs.  We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations as well as from the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, payment of dividends to our stockholders and repurchases of our common stock for at least the next 12 months. However, we may choose or be required to raise additional funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. Historically, we have not had to rely on debt, public or private, to fund our operating, financing or investing activities. We could also choose or be required to reduce certain expenditures, such as payments of dividends or repurchases of our common stock. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•
general economic and political conditions and specific conditions in the markets we address, including any volatility in the industrial economy in the various geographic regions in which we do business;

•
the inability of certain of our customers who depend on credit to have access to their traditional sources of credit to finance the purchase of products from us, which may lead them to reduce their level of purchases or to seek credit or other accommodations from us;

•	the overall levels of sales of our products and gross profit margins;
•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;
•	repurchases of our common stock;
•	required levels of research and development and other operating costs;
•	litigation expenses, settlements and judgments;
•	the levels of inventory and accounts receivable that we maintain;
•	acquisitions of other businesses, assets, products or technologies;
•	capital improvements for new and existing facilities;
•	costs associated with the planned expansion of our manufacturing facilities in Malaysia;
•	our relationships with suppliers and customers; and,
•	the level of exercises of stock options and stock purchases under our employee stock purchase plan.

Recently Issued Accounting Pronouncements

In October 2009, the FASB updated FASB ASC 605, Revenue Recognition (FASB ASC 605) that amended the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third–party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments will change the application of the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We have evaluated the requirements of this update and have concluded it will not have a material impact on our consolidated financial position or results of operations.

In October 2009, the FASB updated FASB ASC 985, Software (FASB ASC 985) that changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Subtopic 985-605. In addition, the amendments require that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We have evaluated the requirements of this update and have concluded it will not have a material impact on our consolidated financial position or results of operations.

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

We derive revenue primarily from the sale/licensing of integrated hardware and software solutions. Independent sales of application software licenses include post contract support services. In addition, training services are sold separately. The products and services are generally sold under standardized licensing and sales arrangements with payment terms ranging from net 30 days in the U.S. to net 30 days and up to net 90 days in some international markets. Approximately 88% of our product/license sales include both hardware and software in the customer arrangement, with a small percentage of sales including other services. We offer rights of return and standard warranties for product defects related to our products. The rights of return are generally for a period of up to 30 days after the delivery date. The standard warranties cover periods ranging from 90 days to three years. We do not generally enter into contracts requiring product acceptance from the customer.

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

When VSOE of fair value is not available for a delivered element but is available for the undelivered element of a multiple element arrangements, sales revenue is generally recognized on the date the product is shipped, using the residual method under FASB ASC 985, with a portion of revenue recorded as deferred (unearned) due to applicable undelivered elements. Undelivered elements for our multiple element arrangements with a customer are generally restricted to post contract support and training and education. The amount of revenue allocated to these undelivered elements is based on the VSOE of fair value for those undelivered elements. Deferred revenue due to undelivered elements is recognized ratably over the service period or when the service is completed. When VSOE of fair value is not available for the undelivered element of a multiple element arrangement, sales revenue for the entire sales contract value is generally recognized ratably over the service period of the undelivered element, generally 12 months or when the service is completed in accordance with the subscription method. Deferred revenue at December 31, 2010 and 2009 was $72 million and $57 million, respectively.

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

The preparation of financial statements requires that we make estimates and assumptions of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of our sales returns allowance. Significant judgments and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. A provision for estimated sales returns is made by reducing recorded revenue by the amount of the allowance. Accounts receivable is reported net of the allowance for sales returns. The allowance for sales returns was $1.7 million and $1.9 million at December 31, 2010 and 2009, respectively. Material differences may result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates or if actual results varied materially from our estimates.

•	Estimating allowances, specifically the allowance for doubtful accounts and the adjustment for excess and obsolete inventories

In addition to estimating an allowance for sales returns, we must also make estimates about the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. Our allowance for doubtful accounts was $2.1 million and $2.7 million at December 31, 2010 and 2009, respectively. We also write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based on assumptions of future demand and market conditions. Our allowance for excess and obsolete inventories was $3.4 million and $4.4 million at December 31, 2010 and 2009, respectively. Significant judgments and estimates must be made and used in connection with establishing these allowances. Material differences may result in the amount and timing of our bad debt and inventory obsolescence if we made different judgments or utilized different estimates or if actual results varied materially from our estimates.

•	Accounting for costs of computer software

We capitalize costs related to the development and acquisition of certain software products. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Technological feasibility for our products is established when the product is available for beta release. Judgment is required in determining when technological feasibility of a product is established. Amortization is computed on an individual product basis for those products available for market and has been recognized based on the product’s estimated economic life, generally three years. At each balance sheet date, the unamortized costs are reviewed by management and reduced to net realized value when necessary. As of December 31, 2010, unamortized capitalized software development costs were $24 million.

•	Valuation of long-lived and intangible assets

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In accordance with FASB ASC 350, Intangibles – Goodwill and Other (FASB ASC 350), goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 26, 2010. No impairment of goodwill has been identified during the period presented. Goodwill is deductible for tax purposes in certain jurisdictions. We have defined our operating segment based on geographic regions. We sell our products in three geographic regions. Our sales to these regions share similar economic characteristics, similar product mix, similar customers, and similar distribution methods. Accordingly, we have elected to aggregate these three geographic regions into a single operating segment. As we have one reporting segment, we allocate goodwill to one reporting unit for goodwill impairment testing. Factors considered important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;
•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•	significant negative industry or economic trends; and,
•	our market capitalization relative to net book value.

When it is determined that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate. As of December 31, 2010, we had goodwill of approximately $70 million.

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

The tax position of our Hungarian operation continues to benefit from assets created by the restructuring of our operations in Hungary. In addition, effective January 1, 2010, a new tax law in Hungary provides for an enhanced deduction for the qualified research and development expenses of NI Hungary Software and Hardware Manufacturing Kft. (“NI Hungary”). The enhanced tax deduction for research and development expenses resulted in an income tax benefit of $13 million in 2010.

During the three months ended December 31, 2009, we obtained confirmation of the application of this new tax law for the qualified research and development expenses of NI Hungary. Based on the application of this new tax law to the qualified research and development expense of NI Hungary, we no longer expected to have sufficient future taxable income in Hungary to realize the benefits of certain tax assets. As such, we recorded an income tax charge of $21.6 million during the three months ended December 31, 2009, $18.4 million of which was related to a valuation allowance on the previously recognized assets created by the restructuring and $3.2 million of which was related to tax benefits from other assets that we would no longer be able to realize as a result of this change. We do not expect to realize the tax benefit of the remaining assets created by the restructuring and therefore we had a full valuation allowance of $90 million against those assets at December 31, 2010.

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

We accrue for probable losses from contingencies including legal defense costs, on an undiscounted basis, when such costs are considered probable of being incurred and are reasonably estimable. We periodically evaluate available information, both internal and external, relative to such contingencies and adjust this accrual as necessary. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and our ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operation.

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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect increasing our consolidated sales by $13 million or 2% in 2010 and decreasing our consolidated sales by $30 million or 4% in 2009. If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing our operating expenses by $9 million or 3% in 2010 and decreasing our operating expenses by $12 million or 2% in 2009. Currently, we are experiencing significant volatility in foreign currency exchange rates in many of the markets in which we do business. This has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future.

To help protect against changes in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue, cost of sales and operating expenses denominated in foreign currencies with forward and purchased option contracts.  During 2010, these hedges had the effect of increasing our consolidated sales by $5.9 million, decreasing our cost of sales by $2.5 million, and decreasing our operating expenses by $1.2 million. During 2009, these hedges had the effect of increasing our consolidated sales by $1.4 million, increasing our cost of sales by $74,000, and decreasing our operating expenses by $517,000. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales, cost of sales and operating expenses for the years ended December 31, 2010 and 2009).

Inventory Management

The marketplace for our products dictates that many of our products be shipped very quickly after an order is received. As a result, we are required to maintain significant inventories. Therefore, inventory obsolescence is a risk for us due to frequent engineering changes, shifting customer demand, the emergence of new industry standards and rapid technological advances including the introduction by us or our competitors of products embodying new technology. Additionally, many of our products have interchangeable parts and many have long lives. While we adjust for excess and obsolete inventories and we monitor the valuation of our inventories, there can be no assurance that our valuation adjustments will be sufficient.

Market Risk

We are exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in foreign currency values and changes in the market value of our investments.

Cash, Cash Equivalents and Short-Term Investments

At December 31, 2010, we had $351 million in cash, cash equivalents and short-term investments. We maintain cash and cash equivalents with various financial institutions located in many countries throughout the world. Approximately $112 million or 51% of these amounts were held in domestic accounts with various financial institutions and $107 million or 49% was held in accounts outside of the U.S. with various financial institutions. At December 31, 2010, $86 million or 39% of our cash and cash equivalents was held in cash in various operating accounts throughout the world, and $133 million or 61% was held in money market accounts. The most significant of our operating accounts was our domestic operating account which held approximately $13 million or 6% of our total cash and cash equivalents at a bank that carried a A1 rating at December 31, 2010. Our short-term investment balance is comprised of $65 million held in our investment accounts in the U.S. and $66 million held in investment accounts of our foreign subsidiaries.

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

We account for our investments in debt and equity instruments under FASB ASC 320 Investments – Debt and Equity Securities (FASB ASC 320). Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of shareholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments at December 31, 2010 and December 31, 2009 was $131 million and $87 million, respectively. The increase was due to the net purchase of $44 million of short-term investments which was done to continue the diversification our holdings from money market accounts to debt securities and to take advantage of higher yields associated with longer maturity debt securities.

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

In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment of low rates may negatively impact our investment income.

In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of December 31, 2010, a 100 basis point increase or decrease in interest rates across all maturities would result in a $1.0 million increase or decrease in the fair market value of our portfolio. As of December 31, 2009, a similar 100 basis point shift in the yield curve would have resulted in a $614,000 increase or decrease in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is a other than temporary impairment.

Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of December 31, 2010, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

We  noted continued stabilization in the financial markets throughout 2010. As such, we have extended the maturity date of our holdings to include debt securities with maturities of up to 24 months to take advantage of the higher yields associated with longer maturities. However, yields, even at longer maturities, remain at or near historic lows. We weigh the benefit of the higher yields associated with longer maturities against the interest rate risk and credit rating risk, also associated with these longer maturities when making these decisions. We cannot predict when interest rates and investment yields will rise. If yields continue to stay at these low levels, our investment income will continue to be negatively impacted.

Exchange Rate Risk

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. The principal currencies hedged are the Euro, British pound, Japanese yen and Hungarian forint. We monitor our foreign exchange exposures regularly to help ensure the overall effectiveness of our foreign currency hedge positions. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at December 31, 2010 and December 31, 2009, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $10 million and $22 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-31 hereof.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the year ended December 31, 2010.

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer, Dr. James Truchard, and our EVP, Chief Operating Officer and Chief Financial Officer, Alex Davern, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), required by paragraph (b) of Rule 13a – 15 or Rule 15d – 15, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level, to ensure the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated there under, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting. Our assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute assurance that the control system’s objectives will be met.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the our assets that could have a material effect on our financial statements. We continue to enhance our internal control over financial reporting in key functional areas with the goal of monitoring our operations at the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required under Auditing Standard No. 5 issued by the Public Company Accounting Oversight Board. We discuss and disclose these matters to the audit committee of our board of directors and to our auditors.

Management assessed our internal control over financial reporting as of December 31, 2010, which was the end of our fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Ernst & Young LLP, audited our consolidated financial statements, and independently assessed the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued their report, which is included in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2010, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accountant fees and services required by this Item is incorporated by reference to our Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm.”

The information concerning pre-approval policies for audit and non-audit services required by this Item is incorporated by reference to our Proxy Statement under the heading “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.”

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed with Report

1.      Financial Statements.

2.      Financial Statement Schedules.

All schedules are omitted because the required information is already included in our notes to our consolidated financial statements or because they are not applicable.

3.      Exhibits.

3.1(1)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(4)	Specimen of Common Stock certificate of the Company.
4.2(5)	Rights Agreement dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A.
10.1(4)	Form of Indemnification Agreement.
10.2(6)	1994 Incentive Plan, as amended.*
10.3(7)	1994 Employee Stock Purchase Plan.*
10.5(8)	National Instruments Corporation Annual Incentive Program, as amended.*
10.6(9)	2005 Incentive Plan.*
10.7(10)	2005 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.8(10)	2005 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.9(10)	2005 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.10(10)	2005 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.11(11)	2010 Incentive Plan.*
10.12(12)	2010 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.13(13)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.14(14)	2010 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.15(15)	2010 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Registration Statement on Form 8-A on April 27, 2004.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(5)	Incorporated by reference to exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on January 28, 2004.
(6)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q on August 5, 2004.
(7)	Incorporated by reference to exhibit 10.3 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
(8)	Incorporated by reference to exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on October 22, 2010.
(9)	Incorporated by reference to exhibit A of the Company’s Proxy Statement dated and filed on April 4, 2005.
(10)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q on August 2, 2006.
(11)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on May 17, 2010.
(12)	Incorporated by reference to exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
(13)	Incorporated by reference to exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
(14)	Incorporated by reference to exhibit 10.4 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
(15)	Incorporated by reference to exhibit 10.5 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
*	Management Contract or Compensatory Plan or Arrangement
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

Registrant

NATIONAL INSTRUMENTS CORPORATION

February 18, 2011	By:	/s/ Dr. James J. Truchard
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

Signature	Capacity in Which Signed	Date

/s/ Dr. James J. Truchard	Chairman of the Board and President (Principal Executive Officer)	February 18, 2011
Dr. James J. Truchard

/s/ Alex M. Davern	EVP, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 18, 2011
Alex M. Davern

/s/ Jeffrey L. Kodosky	Director	February 18, 2011
Jeffrey L. Kodosky

/s/ Dr. Donald M. Carlton	Director	February 18, 2011
Dr. Donald M. Carlton

/s/ Charles J. Roesslein	Director	February 18, 2011
Charles J. Roesslein

/s/ Duy-Loan T. Le	Director	February 18, 2011
Duy-Loan T. Le

/s/ John K. Medica	Director	February 18, 2011
John K. Medica

/s/ John M. Berra	Director	February 18, 2011
John M. Berra

NATIONAL INSTRUMENTS CORPORATION

All schedules are omitted because the required information is already included in our notes to our consolidated financial statements or because they are not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of National Instruments Corporation:

We have audited the accompanying consolidated balance sheets of National Instruments Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Instruments Corporation at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Instruments Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

February 18, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of National Instruments Corporation:

We have audited National Instruments Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Instruments Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, National Instruments Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Instruments Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

February 18, 2011

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$219,447	$201,465
Short-term investments	131,215	87,196
Accounts receivable, net	127,214	103,957
Inventories, net	117,765	86,515
Prepaid expenses and other current assets	36,239	36,523
Deferred income taxes, net	18,838	16,522
Total current assets	650,718	532,178
Property and equipment, net	160,410	153,265
Goodwill	70,278	64,779
Intangible assets, net	52,816	43,390
Other long-term assets	25,460	19,417
Total assets	$959,682	$813,029
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$33,544	$23,502
Accrued compensation	27,734	14,934
Deferred revenue	71,650	57,242
Accrued expenses and other liabilities	16,538	8,560
Other taxes payable	16,846	14,181
Total current liabilities	166,312	118,419
Deferred income taxes	29,477	25,012
Liability for uncertain tax positions	14,953	11,062
Other long-term liabilities	4,395	4,116
Total liabilities	215,137	158,609
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $0.01; 180,000,000 shares authorized; 78,603,317 and 77,367,874 shares issued and outstanding, respectively	786	774
Additional paid-in capital	408,106	336,446
Retained earnings	336,363	303,655
Accumulated other comprehensive income (loss)	(710)	13,545
Total stockholders’ equity	744,545	654,420
Total liabilities and stockholders’ equity	$959,682	$813,029

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Years Ended December 31,
	2010	2009	2008
Net sales:
Product	$807,386	$623,736	$765,441
Software maintenance	65,834	52,858	55,096
Total net sales	873,220	676,594	820,537
Cost of sales:
Product	195,096	164,700	201,064
Software maintenance	4,987	5,184	6,045
Total cost of sales	200,083	169,884	207,109

Gross profit	673,137	506,710	613,428

Operating expenses:
Sales and marketing	319,606	269,267	307,409
Research and development	158,149	132,974	143,140
General and administrative	67,069	57,938	67,162
Total operating expenses	544,824	460,179	517,711

Operating income	128,313	46,531	95,717

Other income (expense):
Interest income	1,391	1,629	5,996
Net foreign exchange gain (loss)	(2,585)	734	(3,737)
Other income, net	993	1,351	161
Income before income taxes	128,112	50,245	98,137
Provision for income taxes	18,996	33,160	13,310

Net income	$109,116	$17,085	$84,827

Basic earnings per share	$1.40	$0.22	$1.08

Weighted average shares outstanding - basic	77,982	77,520	78,567

Diluted earnings per share	$1.38	$0.22	$1.07

Weighted average shares outstanding – diluted	79,048	78,026	79,515

Dividends declared per share	$0.52	$0.48	$0.44

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2010	2009	2008
Cash flow from operating activities:
Net income	$109,116	$17,085	$84,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,872	38,365	37,103
Stock-based compensation	18,795	20,299	19,854
Tax expense from deferred income taxes	3,668	17,196	(4,475)
Tax expense (benefit) from stock option plans	(96)	1,450	(1,213)
Changes in operating assets and liabilities:
Accounts receivable	(22,923)	17,591	12,159
Inventories	(30,930)	20,843	(24,578)
Prepaid expenses and other assets	(20,411)	12,740	(10,340)
Accounts payable	9,630	(7,374)	(5,648)
Deferred revenue	14,408	11,728	9,423
Taxes and other liabilities	25,929	(14,272)	4,706
Net cash provided by operating activities	145,058	135,651	121,818
Cash flow from investing activities:
Capital expenditures	(28,397)	(20,847)	(25,771)
Capitalization of internally developed software	(15,759)	(12,583)	(9,487)
Additions to other intangibles	(4,151)	(4,602)	(3,010)
Acquisitions, net of cash received	(4,218)	-	(17,310)
Purchases of short-term investments	(126,691)	(93,087)	(9,061)
Sales and maturities of short-term investments	82,672	19,204	86,179
Purchases of foreign currency option contracts	-	-	(2,784)
Net cash provided by (used by) investing activities	(96,544)	(111,915)	18,756
Cash flow from financing activities:
Proceeds from issuance of common stock	51,852	21,672	31,150
Repurchase of common stock	(41,862)	(34,585)	(103,641)
Dividends paid	(40,618)	(37,308)	(34,735)
Tax (expense) benefit from stock option plans	96	(1,450)	1,213
Net cash (used by) financing activities	(30,532)	(51,671)	(106,013)
Net change in cash and cash equivalents	17,982	(27,935)	34,561
Cash and cash equivalents at beginning of period	201,465	229,400	194,839
Cash and cash equivalents at end of period	$219,447	$201,465	$229,400
Cash paid for interest and income taxes:
Interest	$82	$23	$116
Income taxes	$14,807	$14,608	$17,214

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balance at December 31, 2007	79,405,359	$794	$260,365	$392,862	$7,065	$661,086
Net income				84,827		84,827
Foreign currency translation adjustment (net of $681 tax benefit)					(4,188)	(4,188)
Unrealized loss on securities available-for-sale (net of $82 tax benefit)					(502)	(502)
Unrealized gain on derivative instruments (net of $1,320 tax expense)					8,108	8,108
Total comprehensive income						88,245

Issuance of common stock under employee plans, including tax benefits	1,897,746	19	31,131			31,150
Stock-based compensation			19,854			19,854
Repurchase and retirement of common stock	(4,110,042)	(41)	(13,477)	(90,123)		(103,641)
Dividends paid				(34,735)		(34,735)
Disqualified dispositions			2,479			2,479
Balance at December 31, 2008	77,193,063	$772	$300,352	$352,831	$10,483	$664,438
Net income				17,085		17,085
Foreign currency translation adjustment (net of $1,799 tax expense)					927	927
Unrealized gain on securities available-for-sale (net of $1,093 tax expense)					563	563
Unrealized gain on derivative instruments (net of $3,053 tax expense)					1,572	1,572
Total comprehensive income						20,147

Issuance of common stock under employee plans, including tax benefits	1,618,252	16	21,656			21,672
Stock-based compensation			20,574			20,574
Repurchase and retirement of common stock	(1,443,441)	(14)	(5,618)	(28,953)		(34,585)
Dividends paid				(37,308)		(37,308)
Disqualified dispositions			(518)			(518)
Balance at December 31, 2009	77,367,874	$774	$336,446	$303,655	$13,545	$654,420
Net income				109,116		109,116
Foreign currency translation adjustment (net of $926 tax benefit)					(5,248)	(5,248)
Unrealized gain on securities available-for-sale (net of $115 tax expense)					653	653
Unrealized loss on derivative instruments (net of $1,705 tax benefit)					(9,660)	(9,660)
Total comprehensive income						94,861

Issuance of common stock under employee plans, including tax benefits	2,525,996	25	51,827			51,852
Stock-based compensation			18,897			18,897
Repurchase and retirement of common stock	(1,392,732)	(14)	(6,058)	(35,790)		(41,862)
Business acquisition	102,179	1	2,998			2,999
Dividends paid				(40,618)		(40,618)
Disqualified dispositions			3,996			3,996
Balance at December 31, 2010	78,603,317	$786	$408,106	$336,363	$(710)	$744,545

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

Use of estimates

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be materially different from the estimates.

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

Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments in debt securities at December 31, 2010 and December 31, 2009 was $131 million and $87 million, respectively. The increase was due to the net purchase of $44 million of short-term investments which was done to continue the diversification our holdings from money market accounts to debt securities and to take advantage of higher yields associated with longer maturity debt securities. We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income. We did not identify or record any other-than-temporary impairments during 2010 or 2009.

Accounts Receivable, net

Accounts receivable are recorded net of allowances for sales returns of $1.7 million and $1.9 million at December 31, 2010 and 2009, respectively, and net of allowances for doubtful accounts of $2.1 million and $2.7 million at December 31, 2010 and 2009, respectively. A provision for estimated sales returns is made by reducing recorded revenue based on historical experience. We analyze historical returns, current economic trends and changes in customer demand of our products when evaluating the adequacy of our sales returns allowance. Our allowance for doubtful accounts is based on historical experience. We analyze historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts.

Year	Description	Balance at Beginning of Period	Provisions	Write-Offs	Balance at End of Period
2008	Allowance for doubtful accounts and sales returns	$5,602	$447	$367	$5,682
2009	Allowance for doubtful accounts and sales returns	$5,682	$337	$1,400	$4,619
2010	Allowance for doubtful accounts and sales returns	$4,619	$(578)	$273	$3,768

Inventories, net

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

Inventory is shown net of adjustment for excess and obsolete inventories of $3.4 million, $4.4 million and $4.4 million at December 31, 2010, 2009 and 2008, respectively.

Year	Description	Balance at Beginning of Period	Provisions	Write-Offs	Balance at End of Period
2008	Adjustment for excess and obsolete inventories	$4,160	$1,542	$1,293	$4,409
2009	Adjustment for excess and obsolete inventories	$4,409	$1,492	$1,511	$4,390
2010	Adjustment for excess and obsolete inventories	$4,390	$1,785	$2,835	$3,340

Property and equipment, net

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

Intangible assets, net

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

We use the services of outside counsel to search for, document, and apply for patents.  Those costs, along with any filing or application fees, are capitalized. Costs related to patents which are abandoned are written off. Once a patent is granted, the patent costs are amortized ratably over the legal life of the patent, generally ten to seventeen years. At each balance sheet date, the unamortized costs for all intangible assets are reviewed by management and reduced to net realizable value when necessary.

Goodwill

The excess purchase price over the fair value of assets acquired is recorded as goodwill. As we have one operating segment, we allocate goodwill to one reporting unit for goodwill impairment testing. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 26, 2010. No impairment of goodwill has been identified during the period presented. Goodwill is deductible for tax purposes in certain jurisdictions.

Concentrations of credit risk

We maintain cash and cash equivalents with various financial institutions located in many countries throughout the world. At December 31, 2010, $86.3 million or 39% of our cash and cash equivalents was held in cash in various operating accounts with financial institutions throughout the world and $133.1 million or 61% was held in money market accounts. The most significant of our operating accounts was our domestic operating account which held approximately $13.3 million or 6% of our total cash and cash equivalents at a bank that carried an A1 rating at December 31, 2010. From a geographic standpoint, approximately $112.2 million or 51% was held in various domestic accounts with financial institutions and $107.2 million or 49% was held in various accounts outside of the U.S. with financial institutions. At December 31, 2010, our short-term investments consist of $32.7 million or 24% of foreign government bonds, $23.1 million or 18% of U.S. treasuries and agencies, $16.9 million or 13% of municipal bonds, $56.1 million or 43% of corporate bonds and $2.5 million or 2% in time deposits.

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

Concentration of credit risk with respect to trade accounts receivable is limited due to our large number of customers and their dispersion across many countries and industries. The amount of sales to any individual customer did not exceed 4% of revenue for the periods presented. The largest trade account receivable from any individual customer at December 31, 2010 was approximately $2.4 million.

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

Revenue recognition

We derive revenue primarily from the sale/licensing of integrated hardware and software solutions. Independent sales of application software licenses include post contract support services. In addition, training services are sold separately. The products and services are generally sold under standardized licensing and sales arrangements with payment terms ranging from net 30 days in the United States to net 30 days and up to net 90 days in some international markets. Approximately 88% of our product/license sales include both hardware and software in the customer arrangement, with a small percentage of sales including other services. We offer rights of return and standard warranties for product defects related to our products. The rights of return are generally for a period of up to 30 days after the delivery date. The standard warranties cover periods ranging from 90 days to three years. We do not generally enter into contracts requiring product acceptance from the customer.

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

When VSOE of fair value is not available for a delivered element but is available for the undelivered element of a multiple element arrangements, sales revenue is generally recognized on the date the product is shipped, using the residual method under FASB ASC 985, with a portion of revenue recorded as deferred (unearned) due to applicable undelivered elements. Undelivered elements for our multiple element arrangements with a customer are generally restricted to post contract support and training and education. The amount of revenue allocated to these undelivered elements is based on the VSOE of fair value for those undelivered elements. Deferred revenue due to undelivered elements is recognized ratably over the service period or when the service is completed. When VSOE of fair value is not available for the undelivered element of a multiple element arrangement, sales revenue for the entire sales contract value is generally recognized ratably over the service period of the undelivered element, generally 12 months or when the service is completed in accordance with the subscription method. Deferred revenue at December 31, 2010 and 2009 was $72 million and $57 million, respectively.

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

Warranty reserve

We offer a one-year limited warranty on most hardware products, with a two or three-year warranty on a subset of our hardware products, which is included in the sales price of many of our products. Provision is made for estimated future warranty costs at the time of the sale for the estimated costs that may be incurred under the basic limited warranty. Our estimate is based on historical experience and product sales during this period.

The warranty reserve for the years ended December 31, 2010 and 2009, respectively, was as follows (in thousands):

	2010	2009	2008
Balance at the beginning of the period	$921	$952	$750
Accruals for warranties issued during the period	1,993	1,991	1,836
Settlements made (in cash or in kind) during the period	(1,993)	(2,022)	(1,634)
Balance at the end of the period	$921	$921	$952

Loss contingencies

We accrue for probable losses from contingencies including legal defense costs, on an undiscounted basis, when such costs are considered probable of being incurred and are reasonably estimable. We periodically evaluate available information, both internal and external, relative to such contingencies and adjust this accrual as necessary.

Advertising expense

We expense costs of advertising as incurred. Advertising expense for the years ended December 31, 2010, 2009 and 2008 was $13.2 million, $13.6 million and $19.3 million, respectively.

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

On the date the derivative contract is entered into, we designate the derivative as a hedge of the variability of foreign currency cash flows to be received or paid (“cash flow” hedge) or as a hedge of our foreign denominated net receivable positions (“other derivatives”). Changes in the fair value of derivatives that are designated and qualify as cash flow hedges and that are deemed to be highly effective are recorded in other comprehensive income. These amounts are subsequently reclassified into earnings in the period during which the hedged transaction is realized. The gain or loss on the other derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange gain (loss)”. We do not enter into derivative contracts for speculative purposes.

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions at the inception of the hedge. This process includes linking all derivatives that are designated as cash flow hedges to specific forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the hedging instruments are highly effective in offsetting changes in cash flows of hedged items.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the years ended December 31, 2010, 2009 and 2008, respectively, are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Weighted average shares outstanding-basic	77,982	77,520	78,567
Plus: Common share equivalents
Stock options, restricted stock units	1,066	506	948
Weighted average shares outstanding-diluted	79,048	78,026	79,515

Stock options to acquire 215,264, 2,711,976 and 2,402,934 shares for the years ended December 31, 2010, 2009 and 2008, respectively, were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

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

Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation and unrealized gains and losses on forward and option contracts and securities available-for-sale. Comprehensive income for 2010, 2009 and 2008 was $94.9 $20.1 million and $88.2 million, respectively.

Recently Issued Accounting Pronouncements

In October 2009, the FASB updated FASB ASC 605, Revenue Recognition (FASB ASC 605) that amended the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third–party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments will change the application of the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We have evaluated the requirements of this update and have concluded it will not have a material impact on our consolidated financial position or results of operations.

In October 2009, the FASB updated FASB ASC 985, Software (FASB ASC 985) that changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Subtopic 985-605. In addition, the amendments require that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We have evaluated the requirements of this update and have concluded it will not have a material impact on our consolidated financial position or results of operations.

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

Note 2 – Cash, cash equivalents and short-term investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	As of December 31, 2010	As of December 31, 2009

Cash and cash equivalents:
Cash	$86,344	$85,612
Cash equivalents:
Money market accounts	133,103	115,853
Total cash and cash equivalents	219,447	201,465
Short-term investments:
Municipal bonds	16,861	12,549
Corporate bonds	56,110	7,587
U.S. treasuries and agencies	23,135	21,033
Foreign government bonds	32,657	34,674
Time deposits	2,452	2,753
Auction rate securities	-	8,177
Auction rate securities put option	-	423
Total short-term investments	131,215	87,196
Total cash, cash equivalents and investments	$350,662	$288,661

The following table summarizes unrealized gains and losses related to our investments designated as available-for-sale (in thousands):

	As of December 31, 2010
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Cumulative Translation Adjustment	Fair Value
Municipal bonds	$16,843	$18	$-	$-	$16,861
Corporate bonds	56,141	38	(69)	-	56,110
U.S. treasuries and agencies	23,142	13	(20)	-	23,135
Foreign government bonds	36,010	89	(32)	(3,410)	32,657
Time deposits	2,452	-	-	-	2,452
Total investments	$134,588	$158	$(121)	$(3,410)	$131,215

	As of December 31, 2009
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Cumulative Translation Adjustment	Fair Value
Municipal bonds	$12,491	$58	$-	$-	$12,549
Corporate bonds	7,478	110	(1)	-	7,587
U.S. treasuries and agencies	21,080	-	(47)	-	21,033
Foreign government bonds	36,105	76	-	(1,507)	34,674
Time deposits	2,753	-	-	-	2,753
Auction rate securities	8,600	-	(423)	-	8,177
Auction rate securities put option	-	423	-	-	423
Total investments	$88,507	$667	$(471)	$(1,507)	$87,196

The following table summarizes the contractual maturities of our investments designated as available-for-sale (in thousands):

	As of December 31, 2010		As of December 31, 2009
	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
Due in less than 1 year	$84,884	$83,334	$44,029	$43,267
Due in 1 to 5 years	49,704	47,881	44,478	43,929
Total investments	$134,588	$131,215	$88,507	$87,196

Due in less than 1 year	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
Municipal bonds	$15,841	$15,860	$4,103	$4,110
Corporate bonds	37,641	37,668	5,384	5,473
U.S. treasuries and agencies	11,136	11,147	5,065	5,057
Foreign government bonds	17,814	16,207	18,124	17,274
Time deposits	2,452	2,452	2,753	2,753
Auction rate securities	-	-	8,600	8,177
Auction rate securities put option	-	-	-	423
Total investments	$84,884	$83,334	$44,029	$43,267

Due in 1 to 5 years	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
Municipal bonds	$1,002	$1,001	$8,388	$8,439
Corporate bonds	18,500	18,442	2,094	2,114
U.S. treasuries and agencies	12,006	11,988	16,015	15,976
Foreign government bonds	18,196	16,450	17,981	17,400
Total investments	$49,704	$47,881	$44,478	$43,929

Note 3 – Fair value measurements

We define fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market and assumptions that market participants would use when pricing the asset or liability.

We follow a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement.  The three values of the fair value hierarchy are the following:

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Inputs that are not based on observable market data

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money Market Funds	$133,103	$133,103	$-	$-
Short-term investments available for sale:
Municipal bonds	16,861	16,861	-	-
Corporate bonds	56,110	56,110	-	-
U.S. treasuries and agencies	23,135	23,135	-	-
Foreign government bonds	32,657	32,657	-	-
Time deposits	2,452	2,452	-	-
Derivatives	2,325	-	2,325	-
Total Assets	$266,643	$264,318	2,325	$-

Liabilities
Derivatives	$(3,733)	$-	$(3,733)	$-
Total Liabilities	$(3,733)	$-	$(3,733)	$-

	Fair Value Measurements at Reporting Date Using
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money Market Funds	$115,853	$115,853	$-	$-
Short-term investments available for sale:
Municipal bonds	12,549	12,549	-	-
Corporate bonds	7,587	7,587	-	-
U.S. treasuries and agencies	21,033	21,033	-	-
Foreign government bonds	34,674	34,674	-	-
Time deposits	2,753	2,753	-	-
Auction rate securities	8,177	-	-	8,177
Auction rate securities put option	423	-	-	423
Derivatives	11,016	-	11,016	-
Total Assets	$214,065	$194,449	$11,016	$8,600

Liabilities
Derivatives	$(318)	$-	$(318)	$-
Total Liabilities	$(318)	$-	$(318)	$-

The following table presents a reconciliation for our assets measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2010 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Short-term investments available for sale
(unaudited)

Beginning Balance at December 31, 2009	$8,600
Total gains or (losses) (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	-
Total losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	-
Sales	(8,600)
Transfer in and/or out of Level 3	-
Ending Balance at December 31, 2010	$-

The amount of total gains or (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	-
$-

Short-term investments available-for-sale are valued using a market approach (Level 1) based on the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in active markets. Short-term investments available-for-sale consists of debt securities issued by states of the U.S. and political subdivisions of the U.S., corporate debt securities and debt securities issued by U.S. government corporations and agencies as well as debt securities issued by foreign governments. All short-term investments available-for-sale have contractual maturities of less than 24 months. There were not any transfers in or out of Level 1 during 2010.

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of identical instruments. There were not any transfers in or out of Level 2 during 2010.

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

We did not have any items that were measured at fair value on a nonrecurring basis at December 31, 2010 and December 31, 2009.

Note 4 – Derivative instruments and hedging activities

We recognize all of our derivative instruments as either assets or liabilities in our statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

We have operations in over 40 countries. Sales outside of the Americas as a percentage of consolidated sales were 59% and 57% for the years ended December 31, 2010 and 2009, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

We designate foreign currency forward and purchased option contracts as cash flow hedges of forecasted revenues or forecasted expenses. In addition, we hedge our foreign currency denominated balance sheet exposures using foreign currency forward contracts that are not designated as hedging instruments. None of our derivative instruments contain a credit-risk-related contingent feature.

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

We held forward contracts with a notional amount of $28.3 million dollar equivalent of Euro, $6.0 million dollar equivalent of British pound sterling, $18.4 million dollar equivalent of Japanese yen, and $33.4 million dollar equivalent of Hungarian forint at December 31, 2010. These contracts are for terms of up to 24 months. At December 31, 2009, we held forward contracts with a notional amount of $28.6 million dollar equivalent of Euro, $4.0 million dollar equivalent of British pound sterling, $24.4 million dollar equivalent of Japanese yen, and $17.8 million dollar equivalent of Hungarian forint.

At December 31, 2009, we held purchased option contracts with a notional amount of $28.4 million dollar equivalent of Euro.

At December 31, 2010, we expect to reclassify $2.0 million of losses on derivative instruments from accumulated other comprehensive income to net sales during the next twelve months when the hedged international sales occur, $262,000 of gains on derivative instruments from accumulated OCI to cost of sales when the cost of sales are incurred and $120,000 of gains on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at December 31, 2010. Actual results may vary as a result of changes in the corresponding exchange rate subsequent to this date.

We did not record any gains or losses due to the ineffectiveness of our hedges during the year ended December 31, 2010. During the year ended December 31, 2009, hedges with a notional amount of $22.8 million were determined to be ineffective. As a result, we recorded a net gain of $1.2 million related to these hedges as a component of “net foreign exchange gain (loss)” during 2009.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss)”. As of December 31, 2010 and December 31, 2009, we held foreign currency forward contracts with a notional amount of $41.3 million and $45.2 million, respectively.

The following table presents the fair value of derivative instruments on our Consolidated Balance Sheets and the effect of derivative instruments on our Consolidated Statements of Income.

Fair Values of Derivative Instruments (in thousands):

	Asset Derivatives
	December 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$1,104	Prepaid expenses and other current assets	$7,947

Foreign exchange contracts - LT forwards	Other long-term assets	490	Other long-term assets	274

Foreign exchange contracts - ST options	Prepaid expenses and other current assets	-	Prepaid expenses and other current assets	1,821
Total derivatives designated as hedging instruments		$1,594		$10,042

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$731	Prepaid expenses and other current assets	$974
Total derivatives not designated as hedging instruments		$731		$974

Total derivatives		$2,325		$11,016

	Liability Derivatives
	December 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(2,677)	Accrued expenses and other liabilities	$-

Foreign exchange contracts - LT forwards	Other long-term liabilities	-	Other long-term liabilities	-
Total derivatives designated as hedging instruments		$(2,677)		$-

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(1,056)	Accrued expenses and other liabilities	$(318)
Total derivatives not designated as hedging instruments		$(1,056)		$(318)

Total derivatives		$(3,733)		$(318)

The following table shows the effect of derivative instruments on the Consolidated Statements of Income for the years ended December 31, 2010 and 2009, respectively (in thousands):

December 31, 2010
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(5,058)	Net sales	$5,852	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	(3,166)	Cost of sales	2,457	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	(1,669)	Operating expenses	1,237	Net foreign exchange gain (loss)	$-
Total	$(9,893)		$9,546		$-

December 31, 2009
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(6,304)	Net sales	$1,399	Net foreign exchange gain (loss)	$1,132

Foreign exchange contracts - forwards and options	2,055	Cost of sales	(74)	Net foreign exchange gain (loss)	(41)

Foreign exchange contracts - forwards and options	1,427	Operating expenses	517	Net foreign exchange gain (loss)	81
Total	$(2,822)		$1,842		$1,172

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		December 31, 2010	December 31, 2009
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$(1,576)	$(1,669)

Total		$(1,576)	$(1,669)

Note 5 – Inventories

Inventories, net at December 31, 2010 and December 31, 2009, consist of the following (in thousands):

	December 31,	December 31,
	2010	2009

Raw materials	$55,218	$42,121
Work-in-process	6,359	2,042
Finished goods	56,188	42,352
	$117,765	$86,515

Note 6 – Property and equipment

Property and equipment at December 31, 2010 and 2009, consist of the following (in thousands):

	December 31,	December 31,
	2010	2009

Land	$17,760	$17,076
Buildings	142,037	138,367
Furniture and equipment	175,439	154,558
	$335,236	$310,001
Accumulated depreciation	(174,826)	(156,736)
	$160,410	$153,265

Depreciation expense for the years ended December 31, 2010, 2009 and 2008, was $21.0 million, $22.3 million and $20.9 million, respectively.

Note 7 – Intangibles

Intangibles at December 31, 2010 and 2009 were as follows (in thousands):

	2010			2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$40,481	$(16,217)	$24,264	$24,003	$(5,530)	$18,473
Acquired technology	35,634	(25,017)	10,617	28,022	(20,967)	7,055
Patents	20,790	(6,312)	14,478	19,033	(5,377)	13,656
Other	14,059	(10,602)	3,457	12,577	(8,371)	4,206
	$110,964	$(58,148)	$52,816	$83,635	$(40,245)	$43,390

Software development costs capitalized during 2010, 2009 and 2008 were $16.5 million, $13.3 million and $9.5 million, respectively, and related amortization was $10.7 million, $9.1 million and $10.3 million, respectively. Included in these capitalized costs for the years ended December 31, 2010, 2009 and 2008, were costs related to stock based compensation of $719,000, $734,000 and $451,000, respectively. Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Patents are amortized using the straight-line method over their estimated period of benefit, generally ten to seventeen years.

Total intangible assets amortization expenses were $17.9 million, $16.5 million and $16.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Capitalized software development costs, acquired technology, patents and other have weighted-average useful lives of 2.2 years, 2.1 years, 5.1 years, and 1.6 years, respectively, as of December 31, 2010. The estimated future amortization expense related to intangible assets as of December 31, 2010 is as follows:

Amount (in thousands)
2011	$23,014
2012	15,445
2013	8,252
2014	2,749
2015	1,466
Thereafter	1,890
$52,816

Acquired core technology and intangible assets are amortized over their useful lives, which range from three to eight years. For the years ended December 31, 2010, 2009 and 2008, amortization expense for acquired core technology and intangible assets was approximately $3.9 million, $3.9 million and $4.2 million, respectively, of which approximately $3.5 million, $3.4 million and $3.6 million was recorded in cost of sales, respectively, and approximately $401,000, $503,000 and $580,000 was recorded in operating expenses, respectively.

The following summarizes estimated future amortization expense for acquired core technology and intangible assets as of December 31, 2010.

Fiscal Year	Cost of Sales	Operating Expenses	Total

2011	$3,335	$326	$3,661
2012	2,378	273	2,651
2013	1,339	141	1,480
2014	1,221	13	1,234
Thereafter	369	-	369
Total	$8,642	$753	$9,395

Note 8 – Goodwill

The carrying amount of goodwill for 2009 and 2010 are as follows:

Amount (in thousands)
Balance as of December 31, 2008	$64,561
Acquisitions/purchase accounting adjustments	—
Divestitures	—
Foreign currency translation impact	218
Balance as of December 31, 2009	$64,779
Acquisitions/purchase accounting adjustments	6,061
Divestitures	-
Foreign currency translation impact	(562)
Balance as of December 31, 2010	$70,278

The excess purchase price over the fair value of assets acquired is recorded as goodwill. As we have one operating segment, we allocate goodwill to one reporting unit for goodwill impairment testing. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 26, 2010. No impairment of goodwill has been identified during the period presented. Goodwill is deductible for tax purposes in certain jurisdictions.

Note 9 – Income taxes

The components of income before income taxes are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Domestic	$31,801	$34,953	$15,921
Foreign	96,311	15,292	82,216
	$128,112	$50,245	$98,137

The provision for income taxes charged to operations is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Current tax expense:
U.S. federal	$14,605	$3,117	$14,631
State	779	136	1,391
Foreign	3,752	13,760	18,910
Total current	19,136	17,013	34,932
Deferred tax expense (benefit):
U.S. federal	1,545	9,920	(11,008)
State	(39)	387	(373)
Foreign	(1,646)	(2,864)	(1,570)
Total deferred	(140)	7,443	(12,951)
Change in valuation allowance	-	8,704	(8,671)
Total provision	$18,996	$33,160	$13,310

Deferred tax liabilities (assets) at December 31, 2010 and 2009 as follows (in thousands):

	December 31,
	2010	2009
Capitalized software	$8,029	$5,978
Depreciation and amortization	12,468	10,577
Unrealized exchange gain	68	—
Undistributed earnings of foreign subsidiaries	9,530	9,278
Gross deferred tax liabilities	30,095	25,833
Operating loss carryforwards	(60,085)	(57,422)
Intangible assets	(32,462)	(44,159)
Vacation and other accruals	(5,010)	(3,700)
Inventory valuation and warranty provisions	(7,211)	(6,702)
Doubtful accounts and sales provisions	(1,001)	(1,088)
Unrealized exchange loss	-	(917)
Deferred revenue .	(1,487)	(853)
Accrued rent expenses	(84)	(111)
Accrued legal expenses	-	(710)
Unrealized loss on derivative instruments	(474)	(242)
10% minority stock investment	(899)	(900)
Stock-based compensation	(4,577)	(4,483)
Research and development tax credit carryforward	(2,212)	(2,054)
Foreign tax credit carryforward	(983)	(1,775)
Other	(622)	(657)
Gross deferred tax assets	(117,107)	(125,773)
Valuation allowance	90,602	99,862
Net deferred tax liability (asset)	$3,590	$(78)

A reconciliation of income taxes at the U.S. federal statutory income tax rate to the effective tax rate follows:

	Years Ended December 31,
	2010	2009	2008
U.S. federal statutory tax rate	35%	35%	35%
Foreign taxes (less) than federal statutory rate	(9)	(6)	(9)
Change in valuation allowance	-	17	(9)
Research and development tax credit	(3)	(4)	(2)
Enhanced deduction for certain research and development expenses	(10)	-	-
Tax exempt interest	-	-	(1)
State income taxes, net of federal tax benefit	1	1	1
Employee share-based compensation	-	7	2
Intercompany profit	1	15	(5)
Other	-	1	2
Effective tax rate	15%	66%	14%

As of December 31, 2010, we have federal tax credit carryforwards of $3.2 million which can be carried back one year. As of December 31, 2010, 8 of our subsidiaries have available, for income tax purposes, foreign net operating loss carryforwards of an aggregate of approximately $312 million, of which $9 million expire during the years 2014 - 2017 and $303 million of which may be carried forward indefinitely. Our tax valuation allowance relates primarily to our ability to realize certain of these foreign net operating loss carryforwards and benefits of tax deductible goodwill in excess of book goodwill.

In 2003, we restructured the organization of our manufacturing operation in Hungary. The tax deductible goodwill in excess of book goodwill created by this restructuring resulted in our being required to record a gross deferred tax asset of $91.0 million. Because we did not expect to have sufficient taxable income in the relevant jurisdiction in future periods to realize the benefit of this deferred tax asset, a full valuation allowance was established. Following the approval of the merger of our Hungarian manufacturing operation with its Hungarian parent company in December 2007, we released $9.7 million, $8.7 million and $18.3 million in 2009, 2008 and 2007, respectively, of the valuation allowance previously established for the excess tax deductible goodwill to reflect the tax benefit we expected to realize in future periods.

Effective January 1, 2010, a new tax law in Hungary provided for an enhanced deduction for the qualified research and development expenses of NI Hungary Software and Hardware Manufacturing Kft. (“NI Hungary”). During the three months ended December 31, 2009, we obtained confirmation of the application of this new tax law for the qualified research and development expenses of NI Hungary. Based on the application of this new tax law to the qualified research and development expense of NI Hungary, we no longer expect to have sufficient future taxable income in Hungary to realize the benefits of these tax assets. As such, we recorded an income tax charge of $21.6 million during the three months ended December 31, 2009, $18.4 million of which was related to a valuation allowance on the previously recognized assets created by the restructuring and $3.2 million of which was related to tax benefits from other assets that we will no longer be able to realize as a result of this change. We do not expect to realize the tax benefit of the remaining assets created by the restructuring and therefore we have a full valuation allowance of $90.3 million against those assets at December 31, 2010.

We have not provided for U.S. federal income and foreign withholding taxes on approximately $364.0 million of certain non-U.S. subsidiaries’ undistributed earnings as of December 31, 2010. These earnings would become subject to taxes of approximately $118.9 million, if they were actually or deemed to be remitted to the parent company as dividends or if we should sell our stock in these subsidiaries. We intend to permanently reinvest the undistributed earnings.

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We recognized no material adjustment to the liability for unrecognized income tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in thousands):

	2010	2009
Balance at beginning of period	$11,062	$9,364
Additions based on tax positions related to the current year	7,000	2,060
Additions for tax positions of prior years	440	1,272
Reductions as a result of settlement with taxing authorities	(1,141)	-
Reductions as a result of the lapse of the applicable statute of limitations	(2,408)	(1,634)
Balance at end of period	$14,953	$11,062

All of our unrecognized tax benefits at December 31, 2010 would affect our effective income tax rate if recognized. As of December 31, 2010, it is deemed reasonably possible that the Company will recognize tax benefits in the amount of $3.1 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty relates to deductions taken on returns that have not been examined by the applicable tax authority.

We recognize interest and penalties related to income tax matters in income tax expense. During the years ended December 31, 2010 and 2009, we recognized interest expense related to uncertain tax positions of approximately $440,000 and $506,000, respectively. The tax years 2003 through 2010 remain open to examination by the major taxing jurisdictions in which we file income tax returns.

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

Awards under the plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares vests over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and revenue growth but shares cannot accelerate to vest over a period of less than five years. Stock options must be exercised within ten years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the year ended December 31, 2010, we did not make any changes in accounting principles or methods of estimates.

Transactions under all stock option plans are summarized as follows:

	Number of shares under option	Weighted average exercise price
Outstanding at December 31, 2007	5,294,641	$24.47
Exercised	(925,743)	$17.30
Canceled	(96,331)	$26.98
Granted	-	-
Outstanding at December 31, 2008	4,272,567	$25.97
Exercised	(379,630)	$15.40
Canceled	(181,434)	$26.80
Granted	-	-
Outstanding at December 31, 2009	3,711,503	$26.93
Exercised	(1,527,838)	$26.33
Canceled	(627,366)	$31.39
Granted	-	-
Outstanding at December 31, 2010	1,556,299	$25.72

Options exercisable at December 31:
2008	3,812,334	$26.00
2009	3,493,574	$26.94
2010	1,425,924	$25.61

The aggregate intrinsic value of stock options at exercise, represented in the table above, was $12.0 million, $2.3 million and $11.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1.4 million as of December 31, 2010, related to approximately 130,000 shares with a per share weighted average fair value of $17.69. We anticipate this expense to be recognized over a weighted average period of approximately 2.3 years.

	Outstanding and Exercisable by Price Range as of December 31, 2010

	Options Outstanding			Options Exercisable

Range of Exercise prices	Number outstanding as of 12/31/2010	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of 12/31/2010	Weighted average exercise price
$16.08 – $21.04	531,703	1.12	$20.50	502,199	$20.51
$21.25 – $29.54	372,898	2.66	$25.78	358,077	$25.89
$29.85 – $33.92	651,698	3.21	$29.94	565,648	$29.96
$16.08 – $33.92	1,556,299	2.36	$25.72	1,425,924	$25.61

The weighted average remaining contractual life of options exercisable as of December 31, 2010 was 2.36 years. The aggregate intrinsic value of options outstanding as of December 31, 2010 was $18.6 million. The aggregate intrinsic value of options currently exercisable as of December 31, 2010 was $17.2 million. No options were granted in the years ended December 31, 2010, 2009 and 2008 as our incentive option plan terminated in May 2005.

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

Our stockholders approved our 2010 Incentive Plan (the “2010 Plan”) on May 11, 2010. At the time of approval, 2,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 2,241,536 share of common stock that were reserved but not issued under the 1994 Plan and the 2005 Plan as of May 11, 2010, and any shares that are returned to the 1994 Plan and the 2005 Plan as a result of forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2010 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. There were 4,159,191 shares available for grant under the 2010 Plan at December 31, 2010.

We estimate potential forfeitures of RSUs and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the year ended December 31, 2010, we did not make any changes in accounting principles or methods of estimates related to the 2010 Plan.

Transactions under our Restricted Stock Plans are summarized as follows:

	RSUs
	Number of RSUs	Weighted Average Grant Price
Balance at December 31, 2007	1,841,634	$26.86
Granted	763,182	$28.51
Earned	(320,251)	$29.42
Canceled	(119,337)	$28.19
Balance at December 31, 2008	2,165,228	$26.99
Granted	604,083	$21.80
Earned	(407,156)	$22.04
Canceled	(57,721)	$27.88
Balance at December 31, 2009	2,304,434	$26.48
Granted	196,020	$33.90
Earned	(453,459)	$34.57
Canceled	(49,464)	$27.70
Balance at December 31, 2010	1,997,531	$26.95

Total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $50.7 million as of December 31, 2010, related to 1,997,531 shares with a per share weighted average fair value of $26.95. We anticipate this expense to be recognized over a weighted average period of approximately 6.6 years.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods beginning on February 1, May 2, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. We had 1,080,561 shares of common stock reserved for future employee purchases under this plan at December 31, 2010. We issued 674,510 shares under this plan in the year ended December 31, 2010. The weighted average fair value of the employees’ purchase rights was $25.37 per share and was estimated using the Black-Scholes model with the following assumptions:

	2010	2009	2008
Dividend expense yield	0.4%	0.5%	0.3%
Expected life	3 months	3 months	3 months
Expected volatility	25%	45%	26%
Risk-free interest rate	0.1%	0.8%	3.8%

During the year ended December 31, 2010, we did not make any changes in accounting principles or methods of estimates related to the employee stock purchase plan.

Weighted average, grant date fair value of purchase rights granted under the Employee Stock Purchase Plan are as follows:

	Number of shares	Weighted average fair value
2008	679,983	$5.86
2009	838,536	$5.75
2010	674,510	$6.52

Stock-based compensation included in total cost of sales and operating expenses for the years ended December 31, 2010, 2009 and 2008 are summarized as follows (in thousands):

	2010	2009	2008
Stock-based compensation
Total cost of sales	$1,345	$1,284	$1,063
Sales and marketing	7,911	8,774	8,479
Research and development	6,903	7,236	7,121
General and administrative	2,636	3,005	3,084
Total	$18,795	$20,299	$19,747

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

There were not any shares of preferred stock issued and outstanding at December 31, 2010 and 2009.

Stock repurchases and retirements

Since 1998, our Board of Directors approved and we maintained various stock repurchase programs. Pursuant to these plans we had purchased and retired a total of 7,354,966 shares for approximately $184.9 million from 1998 through December 31, 2007. During 2008, we purchased an additional 4,110,042 shares for approximately $103.6 million, during 2009, we repurchased an additional 1,443,441 shares for approximately $34.6 million and during 2010, we purchased an additional 1,392,732 shares for approximately $41.9 million. On April 21, 2010, our Board of Directors approved a new share repurchase program that increased the aggregate number of shares of common stock that we are authorized to repurchase from 674,098 to 3.0 million. At December 31, 2010, there were 2,621,497 shares available for repurchase under the program approved in April 2010. Our share repurchase plan does not have an expiration date.

Note 11 – Employee retirement plan

We have a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code. Substantially all domestic employees with at least 30 days of continuous service are eligible to participate and may contribute up to 15% of their compensation. The Board of Directors has elected to make matching contributions equal to 50% of employee contributions, which may be applied to a maximum of 6% of each participant’s compensation. Employees are eligible for matching contributions after one year of continuous service. Company contributions vest immediately. Our policy prohibits participants from direct investment in shares of our common stock within the plan. Company contributions charged to expense were $4.4 million, $3.9 million and $3.7 million in 2010, 2009 and 2008, respectively.

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

Total net sales, operating income, interest income and long-lived assets, classified by the major geographic areas in which we operate, are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net sales:
Americas:
Unaffiliated customer sales	$359,895	$292,999	$355,878
Europe:
Unaffiliated customer sales	261,118	210,188	267,373
Asia Pacific:
Unaffiliated customer sales	252,207	173,407	197,286
	$873,220	$676,594	$820,537

	Years Ended December 31,
	2010	2009	2008
Operating income:
Americas	$71,339	$46,816	$71,467
Europe	131,691	87,250	105,748
Asia Pacific	83,432	45,439	61,642
Unallocated:
Research and development expenses	(158,149)	(132,974)	(143,140)
	$128,313	$46,531	$95,717

	Years Ended December 31,
	2010	2009	2008
Interest income:
Americas	$588	$803	$2,603
Europe	699	727	3,291
Asia Pacific	104	99	102
	$1,391	$1,629	$5,996

	December 31,
	2010	2009
Long-lived assets:
Americas	$103,033	$100,489
Europe	40,083	36,555
Asia Pacific	17,294	16,221
	$160,410	$153,265

Total sales outside the U.S. for 2010, 2009 and 2008 were $543.7 million, $412.7 million and $499.3 million, respectively.

Note 13 – Commitments, contingencies and leases

We have commitments under non-cancelable operating leases primarily for office facilities throughout the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Future minimum lease payments as of December 31, 2010, for each of the next five years are as follows (in thousands):

2011	$14,530
2012	10,728
2013	7,757
2014	6,472
2015	5,476
Thereafter	11,168
$56,131

Rent expense under operating leases was approximately $13.5 million, $12.3 million and $11.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, we have non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7.6 million over the next twelve months.

As of December 31, 2010, we have outstanding guarantees for payment of customs, foreign grants and potential customer claims totaling approximately $5.3 million, generally over the next twelve months.

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

An action was filed by MathWorks against us on September 22, 2004, in the U.S. District Court, Eastern District of Texas (Marshall Division), claiming that on that day MathWorks had released modified versions of its Simulink and related products, and seeking a declaratory judgment that the modified products do not infringe the three patents adjudged infringed in the District Court's decision of September 23, 2003 (and affirmed by the Court of Appeals on September 3, 2004). On November 2, 2004, MathWorks served the complaint on us. We filed an answer to MathWorks’ declaratory judgment complaint, denying MathWorks’ claims of non-infringement and alleging our own affirmative defenses. On January 5, 2005, the Court denied a contempt motion by us to enjoin the modified Simulink products under the injunction in effect from the first case. On January 7, 2005, we amended our answer to include counterclaims that MathWorks’ modified products are infringing three of our patents, and requested unspecified damages and an injunction. MathWorks filed its reply to our counterclaims on February 7, 2005, denying the counterclaims and alleging affirmative defenses. On March 2, 2005, we filed a notice of appeal regarding the Court's denial of the contempt motion. On March 15, 2005, the Court stayed MathWorks’ declaratory judgment action, pending a decision on the appeal by the Court of Appeals for the Federal Circuit. On February 9, 2006, the Court of Appeals for the Federal Circuit affirmed the District Court’s January 2005 order. On November 22, 2006, the District Court lifted the stay. During the fourth quarter of 2004, we accrued $4 million related to our probable loss from this contingency, which consisted entirely of anticipated patent defense costs that at the time, were estimated to be probable.  In the fourth quarter of 2006, we accrued an additional $600,000 related to this contingency. During the third quarter of 2009, we reduced the accrual by $2 million and during the first quarter of 2010, we reduced the accrual by an additional $1,037,000 to reflect a decrease in the estimated costs that were probable of being incurred in this action. On December 13, 2010, the court dismissed this case upon a joint motion of the parties. As a result, we reduced the accrual by an additional $925,000 during the fourth quarter of 2010 and the accrual is now zero. To date, we have charged a cumulative total of $638,000 related to this action.

Note 15 – Acquisitions

On December 31, 2010, we acquired all of the outstanding shares of a privately-held company for $2.3 million in net cash with an additional $500,000 in net cash to be paid out over the next three years.  The purchase price for this acquisition included net working capital of $187,000, amortizable intangible assets of $1.5 million, and goodwill of $1.1 million.  Our consolidated financial statements include the operating results of the acquired company from the date of acquisition.

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

On January 21, 2011, our Board of Directors declared a quarterly cash dividend of $0.15 per common share, payable February 21, 2011, to shareholders of record on February 4, 2011.

On January 21, 2011, our Board of Directors declared a 3 for 2 stock split to be effected as a stock dividend, payable February 21, 2011, to shareholders of record on February 4, 2011. All share and per-share data in this Form 10-K is presented prior to this split.

On January 21, 2011, our Board of Directors approved 2,000,000 additional shares of our common stock for issuance under our Employee Stock Purchase Plan. This proposal will be presented for approval to our stockholders during our stockholder’s meeting to be held on May 10, 2011.