Form 10-Q
period 2011-03-31
NATIONAL INSTRUMENTS CORP /DE/
filed 2011-04-29
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2011 or

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

Large accelerated filer ☒                                          Accelerated filer ☐                                Non-accelerated filer ☐                                            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2011
Common Stock - $0.01 par value	119,012,203

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2011 (Unaudited)	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$254,594	$219,447
Short-term investments	130,460	131,215
Accounts receivable, net	132,148	127,214
Inventories, net	134,408	117,765
Prepaid expenses and other current assets	25,459	36,239
Deferred income taxes, net	19,792	18,838
Total current assets	696,861	650,718
Property and equipment, net	164,288	160,410
Goodwill	70,768	70,278
Intangible assets, net	51,928	52,816
Other long-term assets	27,584	25,460
Total assets	$1,011,429	$959,682
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$36,615	$33,544
Accrued compensation	22,952	27,734
Deferred revenue	77,787	71,650
Accrued expenses and other liabilities	14,081	16,538
Other taxes payable	14,805	16,846
Total current liabilities	166,240	166,312
Deferred income taxes	29,697	29,477
Liability for uncertain tax positions	16,416	14,953
Other long-term liabilities	4,694	4,395
Total liabilities	217,047	215,137
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $0.01; 270,000,000 shares authorized; 119,009,927 and 117,904,976 shares issued and outstanding, respectively	1,190	786
Additional paid-in capital	431,726	408,106
Retained earnings	354,956	336,363
Accumulated other comprehensive income (loss)	6,510	(710)
Total stockholders’ equity	794,382	744,545
Total liabilities and stockholders’ equity	$1,011,429	$959,682

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010

Net sales:
Product	$218,610	$175,395
Software maintenance	19,240	15,696
Total net sales	237,850	191,091

Cost of sales:
Product	$50,958	$42,262
Software maintenance	1,518	980
Total cost of sales	52,476	43,242

Gross profit	185,374	147,849

Operating expenses:
Sales and marketing	$87,155	$74,441
Research and development	42,868	38,546
General and administrative	18,839	15,340
Total operating expenses	148,862	128,327

Operating income	36,512	19,522

Other income (expense):
Interest income	$341	$300
Net foreign exchange (loss)	(223)	(698)
Other income, net	446	348
Income before income taxes	37,076	19,472
Provision for income taxes	6,615	1,119

Net income	$30,461	$18,353

Basic earnings per share	$0.26	$0.16

Weighted average shares outstanding - basic	118,693	116,070

Diluted earnings per share	$0.25	$0.16

Weighted average shares outstanding - diluted	120,443	117,652

Dividends declared per share	$0.10	$0.09

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flow from operating activities:
Net income	$30,461	$18,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,973	9,442
Stock-based compensation	4,590	4,916
Tax expense (benefit) from deferred income taxes	(560)	1,709
Tax expense (benefit) from stock option plans	(1,327)	1,587
Changes in operating assets and liabilities:
Accounts receivable	(4,933)	(613)
Inventories	(16,643)	(3,006)
Prepaid expenses and other assets	14,995	(297)
Accounts payable	3,071	3,618
Deferred revenue	6,137	3,730
Taxes and other liabilities	(5,134)	2,162
Net cash provided by operating activities	41,630	41,601

Cash flow from investing activities:
Capital expenditures	(9,580)	(5,271)
Capitalization of internally developed software	(3,731)	(3,404)
Additions to other intangibles	(436)	(543)
Acquisition, net of cash received	-	(2,191)
Purchases of short-term investments	(27,176)	(35,823)
Sales and maturities of short-term investments	27,931	9,037
Net cash (used by) investing activities	(12,992)	(38,195)

Cash flow from financing activities:
Proceeds from issuance of common stock	17,050	22,341
Repurchase of common stock	-	(30,935)
Dividends paid	(11,868)	(10,072)
Tax (expense) benefit from stock option plans	1,327	(1,587)
Net cash provided (used) by financing activities	6,509	(20,253)

Net change in cash and cash equivalents	35,147	(16,847)
Cash and cash equivalents at beginning of period	219,447	201,465
Cash and cash equivalents at end of period	$254,594	$184,618

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at March 31, 2011 and December 31, 2010, and the results of our operations and cash flows for the three month periods ended March 31, 2011 and March 31, 2010. Operating results for the three month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three month periods ended March 31, 2011 and 2010, respectively, are as follows (in thousands):

	March 31,
	(unaudited)
	2011	2010
Weighted average shares outstanding-basic	118,693	116,070
Plus: Common share equivalents
Stock options, restricted stock units	1,750	1,583
Weighted average shares outstanding-diluted	120,443	117,653

There were not any stock options to acquire shares that were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive in the three month period ended March 31, 2011. In the three month period ended March 31, 2010, stock options to acquire 1,945,500 shares were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

On January 21, 2011, our Board of Directors declared a 3 for 2 stock split which was effected as a stock dividend, and paid on February 21, 2011, to stockholders of record on February 4, 2011. All per share data and numbers of common shares, where appropriate, have been retroactively adjusted to reflect the stock split.

Note 3 – Cash, cash equivalents and short-term investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	As of March 31, 2011 (Unaudited)	As of December 31, 2010

Cash and cash equivalents:
Cash	$101,017	$86,344
Cash equivalents:
Money market accounts	153,577	133,103
Total cash and cash equivalents	254,594	219,447
Short-term investments:
Municipal bonds	21,819	16,861
Corporate bonds	47,595	56,110
U.S. treasuries and agencies	24,093	23,135
Foreign government bonds	34,501	32,657
Time deposits	2,452	2,452
Total short-term investments	130,460	131,215
Total cash, cash equivalents and short-term investments	$385,054	$350,662

The following table summarizes unrealized gains and losses related to our short-term investments designated as available-for-sale (in thousands):

	As of March 31, 2011 (Unaudited)
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Cumulative Translation Adjustment	Fair Value
Municipal bonds	$21,806	$15	$(2)	$-	$21,819
Corporate bonds	47,575	36	(16)	-	47,595
U.S. treasuries and agencies	24,106	10	(23)	-	24,093
Foreign government bonds	36,090	11	(234)	(1,366)	34,501
Time deposits	2,452	-	-	-	2,452
Total short-term investments	$132,029	$72	$(275)	$(1,366)	$130,460

	As of December 31, 2010
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Cumulative Translation Adjustment	Fair Value
Municipal bonds	$16,843	$18	$-	$-	$16,861
Corporate bonds	56,141	38	(69)	-	56,110
U.S. treasuries and agencies	23,142	13	(20)	-	23,135
Foreign government bonds	36,010	89	(32)	(3,410)	32,657
Time deposits	2,452	-	-	-	2,452
Total short-term investments	$134,588	$158	$(121)	$(3,410)	$131,215

The following table summarizes the contractual maturities of our short-term investments designated as available-for-sale (in thousands):

	As of March 31, 2011 (Unaudited)		As of December 31, 2010
	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
Due in less than 1 year	$86,134	$85,514	$84,884	$83,334
Due in 1 to 5 years	45,895	44,946	49,704	47,881
Total short-term investments	$132,029	$130,460	$134,588	$131,215

Due in less than 1 year	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
Municipal bonds	$16,483	$16,493	$15,841	$15,860
Corporate bonds	42,252	42,277	37,641	37,668
U.S. treasuries and agencies	7,086	7,096	11,136	11,147
Foreign government bonds	17,861	17,196	17,814	16,207
Time deposits	2,452	2,452	2,452	2,452
Total short-term investments	$86,134	$85,514	$84,884	$83,334

Due in 1 to 5 years	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
Municipal bonds	$5,323	$5,326	$1,002	$1,001
Corporate bonds	5,323	5,318	18,500	18,442
U.S. treasuries and agencies	17,020	16,997	12,006	11,988
Foreign government bonds	18,229	17,305	18,196	16,450
Total short-term investments	$45,895	$44,946	$49,704	$47,881

Note 4 – Fair value measurements

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Inputs that are not based on observable market data

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at Reporting Date Using (Unaudited)
Description	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money Market Funds	$153,577	$153,577	$-	$-
Short-term investments available for sale:
Municipal bonds	21,819	21,819	-	-
Corporate bonds	47,595	47,595	-	-
U.S. treasuries and agencies	24,093	24,093	-	-
Foreign government bonds	34,501	34,501	-	-
Time deposits	2,452	2,452	-	-
Derivatives	5,016	-	5,016	-
Total Assets	$289,053	$284,037	$5,016	$-

Liabilities
Derivatives	$(3,819)	$-	$(3,819)	$-
Total Liabilities	$(3,819)	$-	$(3,819)	$-

	Fair Value Measurements at Reporting Date Using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money Market Funds	$133,103	$133,103	$-	$-
Short-term investments available for sale:
Municipal bonds	16,861	16,861	-	-
Corporate bonds	56,110	56,110	-	-
U.S. treasuries and agencies	23,135	23,135	-	-
Foreign government bonds	32,657	32,657	-	-
Time deposits	2,452	2,452	-	-
Derivatives	2,325	-	2,325	-
Total Assets	$266,643	$264,318	$2,325	$-

Liabilities
Derivatives	$(3,733)	$-	$(3,733)	$-
Total Liabilities	$(3,733)	$-	$(3,733)	$-

Short-term investments available-for-sale are valued using a market approach (Level 1) based on the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in active markets. Short-term investments available-for-sale consists of debt securities issued by states of the U.S. and political subdivisions of the U.S., corporate debt securities and debt securities issued by U.S. government corporations and agencies as well as debt securities issued by foreign governments. All short-term investments available-for-sale have contractual maturities of less than 24 months. There were not any transfers in or out of Level 1 during the three month period ended March 31, 2011.

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of similar instruments. There were not any transfers in or out of Level 2 during the three month period ended March 31, 2011.

We did not have any items that were measured at fair value on a nonrecurring basis at March 31, 2011 and December 31, 2010.

Note 5 – Derivative instruments and hedging activities

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

We have operations in over 40 countries. Sales outside of the Americas accounted for approximately 59% of our revenues during each of the three month periods ended March 31, 2011 and March 31, 2010. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

We held forward contracts with a notional amount of $20.6 million dollar equivalent of Euro, $4.7 million dollar equivalent of British pound sterling, $21.4 million dollar equivalent of Japanese yen, and $28.3 million dollar equivalent of Hungarian forint at March 31, 2011. These contracts are for terms of up to 24 months. At December 31, 2010, we held forward contracts with a notional amount of $28.3 million dollar equivalent of Euro, $6.0 million dollar equivalent of British pound sterling, $18.4 million dollar equivalent of Japanese yen, and $33.4 million dollar equivalent of Hungarian forint.

We did not have any purchased option contracts at March 31, 2011. At March 31, 2010, we held purchased option contracts with a notional amount of $21.5 million dollar equivalent of Euro.

At March 31, 2011, we expect to reclassify $2.6 million of losses on derivative instruments from accumulated other comprehensive income to net sales during the next twelve months when the hedged international sales occur, $1.8 million of gains on derivative instruments from accumulated OCI to cost of sales when the cost of sales are incurred and $898,000 of gains on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at March 31, 2011. Actual results may vary as a result of changes in the corresponding exchange rate subsequent to this date.

We did not record any ineffectiveness from our hedges during the three months ended March 31, 2011.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 120 days. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss)”. As of March 31, 2011 and December 31, 2010, we held foreign currency forward contracts with a notional amount of $42.2 million and $41.3 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets and the effect of derivative instruments on our Consolidated Statements of Income.

Fair Values of Derivative Instruments (in thousands):

	Asset Derivatives
	March 31, 2011 (Unaudited)		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$2,800	Prepaid expenses and other current assets	$1,104

Foreign exchange contracts - LT forwards	Other long-term assets	1,809	Other long-term assets	490
Total derivatives designated as hedging instruments		$4,609		$1,594

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$407	Prepaid expenses and other current assets	$731
Total derivatives not designated as hedging instruments		$407		$731

Total derivatives		$5,016		$2,325

	Liability Derivatives
	March 31, 2011 (Unaudited)		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(2,752)	Accrued expenses and other liabilities	$(2,677)

Foreign exchange contracts - LT forwards	Other long-term liabilities	-	Other long-term liabilities	-
Total derivatives designated as hedging instruments		$(2,752)		$(2,677)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(1,067)	Accrued expenses and other liabilities	$(1,056)
Total derivatives not designated as hedging instruments		$(1,067)		$(1,056)

Total derivatives		$(3,819)		$(3,733)

Effect of derivative instruments on our Consolidated Statements of Income for the three month periods ended March 31, 2011 and 2010, respectively (in thousands):

March 31, 2011 (Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(396)	Net sales	$(757)	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	2,154	Cost of sales	344	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	1,088	Operating expenses	145	Net foreign exchange gain (loss)	-
Total	$2,846		$(268)		$-

March 31, 2010 (Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$1,515	Net sales	$1,037	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	(1,391)	Cost of sales	769	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	(885)	Operating expenses	368	Net foreign exchange gain (loss)	-
Total	$(761)		$2,174		$-

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		March 31, 2011 (Unaudited)	March 31, 2010 (Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$(993)	$439

Total		$(993)	$439

Note 6 – Inventories

Inventories, net consist of the following (in thousands):
	March 31,	December 31,
	2011 (Unaudited)	2010

Raw materials	$62,239	$55,218
Work-in-process	4,675	6,359
Finished goods	67,494	56,188
	$134,408	$117,765

Note 7 – Intangibles

Intangibles at March 31, 2011 and December 31, 2010 are as follows (in thousands):

	March 31, 2011 (Unaudited)			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$44,361	$(19,449)	$24,912	$40,481	$(16,217)	$24,264
Acquired technology	35,787	(26,364)	9,423	35,634	(25,017)	10,617
Patents	21,076	(6,629)	14,447	20,790	(6,312)	14,478
Other	14,041	(10,895)	3,146	14,059	(10,602)	3,457
	$115,265	$(63,337)	$51,928	$110,964	$(58,148)	$52,816

Software development costs capitalized for the three month periods ended March 31, 2011 and 2010 were $3.9   million and $3.6 million, respectively, and related amortization expense was $3.2 million and $2.6 million, respectively. Capitalized software development costs for the three month periods ended March 31, 2011 and 2010, included costs related to stock based compensation of $149,000 and $163,000, respectively. Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Patents are amortized using the straight-line method over their estimated period of benefit, generally ten to seventeen years. Total intangible assets amortization expenses were $5.2 million and $4.2 million for the three months ended March 31, 2011 and March 31, 2010, respectively.

Acquired core technology and intangible assets are amortized over their useful lives, which range from three to eight years. Amortization expense for acquisition related intangibles was approximately $1.1 million and $844,000 for the three months ended March 31, 2011 and March 31, 2010, respectively, of which approximately $1.0 million and $722,000 was recorded in cost of sales, respectively, and approximately $77,000 and $122,000 was recorded in operating expenses for the three months ended March 31, 2011 and March 31, 2010, respectively.

Note 8 – Goodwill

The carrying amount of goodwill as of March 31, 2011, is as follows (in thousands):

Amount
Balance as of December 31, 2010	$70,278
Acquisitions	-
Divestitures	-
Foreign currency translation impact	490
Balance as of March 31, 2011	$70,768

The excess purchase price over the fair value of assets acquired is recorded as goodwill. As we have one operating segment, we allocate goodwill to one reporting unit for goodwill impairment testing. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 28, 2011. No impairment of goodwill has been identified during the period presented. Goodwill is deductible for tax purposes in certain jurisdictions.

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

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $16.4 million and $15.0 million of unrecognized tax benefits at March 31, 2011 and December 31, 2010, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross increase in unrecognized tax benefits of $1.4 million for the three month period ended March 31, 2011. As of March 31, 2011, it is deemed reasonable that we will recognize tax benefits in the amount of $3.6 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority. Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2011, we have approximately $842,000 accrued for interest related to uncertain tax positions. The tax years 2004 through 2010 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 18% and 6% for the three month periods ended March 31, 2011 and 2010, respectively. For the three month period ended March 31, 2011, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of a tax benefit from equity awards that do not ordinarily result in a tax benefit, an enhanced deduction for certain research and development expenses, increased profits in foreign jurisdictions with reduced income tax rates and the U.S. federal research and development credit. For the three month period ended March 31, 2010, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of a tax benefit from equity awards that do not ordinarily result in a tax benefit, the partial release of a deferred tax asset valuation allowance, an enhanced deduction for certain research and development expenses, increased profits in foreign jurisdictions with reduced income tax rates and a decrease in unrecognized tax benefits for uncertain tax positions.

Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $3.4 million and $2.3 million for the three month periods ended March 31, 2011 and 2010, respectively. No countries other than Hungary had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service with regard to any foreign jurisdictions.

The tax position of our Hungarian operation continues to benefit from assets created by the restructuring of our operations in Hungary. In addition, our research and development activities in Hungary continue to benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. Partial release of the valuation allowance on assets from the restructuring and the enhanced tax deduction for research expenses resulted in income tax benefits of $4.8 million and $3.2 million for the three month periods ended March 31, 2011 and 2010, respectively.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward and option contracts and securities classified as available for sale. Comprehensive income for the three month periods ended March 31, 2011 and March 31, 2010, was as follows (in thousands):

	Three Months Ended
	March 31,
	(unaudited)
	2011	2010
Comprehensive income:
Net income	$30,461	$18,353
Foreign currency translation gains (losses), net of taxes	5,275	(3,962)
Unrealized gains (losses) on derivative instruments, net of taxes	2,369	(3,345)
Unrealized gains (losses) on available for sale securities, net of taxes	(424)	1,877
Total comprehensive income	$37,681	$12,923

Note 11 – Stock-based compensation plans

Stock option plans

Our stockholders approved the 1994 Incentive Stock Option Plan (the “1994 Plan”) on May 9, 1994. At the time of approval, 13,668,750 shares of our common stock were reserved for issuance under this plan. In 1997, an additional 10,631,250 shares of our common stock were reserved for issuance under this plan, and an additional 1,125,000 shares were reserved for issuance under this plan in 2004. The 1994 Plan terminated in May 2005, except with respect to outstanding awards previously granted thereunder.

Awards under the plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares under the options vests over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and revenue growth but shares cannot accelerate to vest over a period of less than five years. Stock options must be exercised within ten years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the three month period ended March 31, 2011, we did not make any changes in accounting principles or methods of estimates.

Restricted stock plan

Our stockholders approved our 2005 Incentive Plan (the “2005 Plan”) on May 10, 2005. At the time of approval, 4,050,000 shares of our common stock were reserved for issuance under this plan, as well as the number of shares which had been reserved but not issued under the 1994 Plan (our incentive stock option plan which terminated in May 2005), and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan, administered by the Compensation Committee of the Board of Directors, provided for granting of incentive awards in the form of restricted stock and restricted stock units (“RSUs”) to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. The 2005 Plan terminated on May 11, 2010, except with respect to outstanding awards previously granted thereunder.  There were 3,362,304 shares of common stock that were reserved but not issued under the 1994 Plan and the 2005 Plan as of May 11, 2010.

Our stockholders approved our 2010 Incentive Plan (the “2010 Plan”) on May 11, 2010. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 3,362,304 shares of common stock that were reserved but not issued under the 1994 Plan and the 2005 Plan as of May 11, 2010, and any shares that are returned to the 1994 Plan and the 2005 Plan as a result of forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2010 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. There were 6,286,475 shares available for grant under the 2010 Plan at March 31, 2011.

We estimate potential forfeitures of RSUs and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the three month period ended March 31, 2011, we did not make any changes in accounting principles or methods of estimates related to the 2010 Plan.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan.  We had 1,375,319 shares of common stock reserved for future employee purchases under this plan at March 31, 2011. We issued 245,523 shares under this plan in the three month period ended March 31, 2011. The weighted average fair value of the employees’ purchase rights was $19.70 per share and was estimated using the Black-Scholes model. During the three months ended March 31, 2011, we did not make any changes in accounting principles or methods of estimates.

For the three months ended March 31, 2011 and March 31, 2010, stock-based compensation recorded as a component of cost of sales, sales and marketing, research and development, and general and administrative was as follows (in thousands):

	Three Months Ended March 31, (Unaudited)
	2011	2010
Stock-based compensation
Total cost of sales	$317	$362
Sales and marketing	1,922	2,104
Research and development	1,686	1,765
General and administrative	665	685
Total	$4,590	$4,916

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

There were not any shares of preferred stock issued and outstanding at March 31, 2011.

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

Total net sales, operating income, interest income and long-lived assets, classified by the major geographic areas in which we operate, are as follows (in thousands):

	Three Months Ended March 31,
	(unaudited)
	2011	2010
Net sales:
Americas:	$97,364	$79,197
Europe:	71,056	57,923
Asia Pacific:	69,430	53,971
	$237,850	$191,091

	Three Months Ended March 31,
	(unaudited)
	2011	2010
Operating income (loss):
Americas	$18,587	$13,379
Europe	34,876	27,039
Asia Pacific	25,917	17,650
Unallocated:
Research and development expenses	(42,868)	(38,546)
	$36,512	$19,522

	Three Months Ended March 31,
	(unaudited)
	2011	2010
Interest income:
Americas	$149	$111
Europe	158	159
Asia Pacific	34	30
	$341	$300

	March 31, 2011	December 31, 2010
	(unaudited)
Long-lived assets:
Americas	$105,313	$103,033
Europe	40,677	40,083
Asia Pacific	18,298	17,294
	$164,288	$160,410

Total sales outside the United States for the three month periods ended March 31, 2011 and 2010 were $148.9 million and $119.4 million, respectively.

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

The warranty reserve for the three month periods ended March 31, 2011 and 2010, respectively, was as follows (in thousands):

	Three Months Ended
	March 31,
	(unaudited)
	2011	2010
Balance at the beginning of the period	$921	$921
Accruals for warranties issued during the period	818	485
Settlements made (in cash or in kind) during the period	(818)	(484)
Balance at the end of the period	$921	$922

As of March 31, 2011, we have non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $8.5 million over the next twelve months.

As of March 31, 2011, we have outstanding guarantees for payment of customs and foreign grants totaling approximately $4.6 million, which are generally payable over the next twelve months.

Since 1999, we have sold products to the U.S. government under a contract with the General Services Administration (“GSA”). During such time, our sales under the contract have been approximately 2% of our total sales. Our contract with GSA contains a price reduction or “most favored customer” pricing provision. We have been in discussions with GSA regarding our compliance with this pricing provision and have provided information regarding our pricing practices to GSA. To date, GSA has not made a demand for pricing adjustments related to our GSA contract. However, there can be no assurance that GSA will not make such a demand in the future, and there can be no assurance that the amount of any such demand, if we were forced to pay it, would not have a material adverse impact on our results of operations. If GSA believes that our pricing practices did not comply with the contract, GSA could conduct a formal investigation of such matter or could refer such matter to the U.S. Department of Justice for investigation, including an investigation regarding potential violations of the False Claims Act, which could result in litigation and the possible imposition of a damage remedy that includes treble damages plus civil penalties, and could also result in us being suspended or debarred from future government contracting. Due to the complexities of conducting business with GSA, the relatively small amount of revenue we realize from our GSA contract, and our belief that we can continue to sell our products to U.S. government agencies through other contracting methods, we cancelled our contract with GSA in April 2011, effective May 2011. We do not expect the cancellation of our GSA contract to have a material adverse impact on our results of operations.

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

On January 1, 2011, we adopted the accounting update as required on a prospective basis.  The adoption of the amended revenue recognition rules did not change the units of accounting for our revenue transactions.  It also did not significantly change how we allocated the arrangement consideration to the various units of accounting or the timing of revenue.  The impact of our adoption was not material to our consolidated financial statements for the three months ended March 31, 2011.  We cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified sales arrangements in any given period.  In addition, as our, or our competitors’, pricing practices and strategies evolve, we may modify our pricing practices in the future.  This may result in a different allocation of revenue to the deliverables in the multiple element arrangements from the current fiscal quarter, which may change the pattern and timing of revenue recognition for these elements, but will not change the total revenue recognized for the arrangement.

In January 2010, the FASB updated FASB ASC 820, Fair Value Measurements and Disclosures (FASB ASC 820) that requires additional disclosures and clarifies existing disclosures regarding fair value measurements. The additional disclosures include (i) transfers in and out of Levels 1 and 2 and (ii) activity in Level 3 fair value measurements. The update provides amendments that clarify existing disclosures on level of disaggregation and disclosures about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the update on January 1, 2010 as required and subsequently adopted on January 1, 2011, the update surrounding disclosures on Level 3 fair value measurements and concluded it did not have a material impact on our consolidated financial position or results of operations.

Note 15 – Litigation

We are not currently a party to any material litigation. However, in the ordinary course of our business, we are involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. We also periodically receive notifications from various third parties related to alleged infringement of patents or intellectual property rights, commercial disputes or other matters. With respect to pending legal actions to which we are a party, although the outcomes of these actions are not generally determinable, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, cash flows or results of operations. Litigation in our industry is not uncommon, and we are, and from time to time have been, subject to litigation. No assurances can be given with respect to the extent or outcome of any future litigation or dispute.

Note 16 – Acquisitions

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

For these acquisitions, goodwill is not deductible for tax purposes. Existing technology, non-competition agreements, trademarks, and customer relationships have useful lives of 5 years, 3 years, 3 years, and 5 years, respectively, from the date of acquisition. These assets are not deductible for tax purposes.

Note 17 – Subsequent events

We have evaluated subsequent events through the date the financial statements were issued.

On April 20, 2011, our Board of Directors declared a quarterly cash dividend of $0.10 per common share, payable May 31, 2011, to shareholders of record on May 9, 2011.

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

The key strategies that we focus on in running our business are the following:

Expanding our broad customer base

We strive to increase our already broad customer base by serving a large market on many computer platforms, through a global marketing and distribution network. We also seek to acquire new technologies and expertise from time to time in order to open new opportunities for our existing product portfolio.

Maintaining a high level of customer satisfaction

To maintain a high level of customer satisfaction we strive to offer innovative, modular and integrated products through a global sales and support network. We strive to maintain a high degree of backwards compatibility across different platforms in order to preserve the customer’s investment in our products. In this time of intense global competition, we believe it is crucial that we continue to offer products with quality and reliability, and that our products provide cost-effective solutions for our customers.

Leveraging external and internal technology

Our product strategy is to provide superior products by leveraging generally available technology, supporting open architectures on multiple platforms and by leveraging our core technologies such as custom application specific integrated circuits (“ASICs”) across multiple products.

We sell into test and measurement (“T&M”) and industrial/embedded applications in a broad range of industries and as such are subject to the economic and industry forces which drive those markets. It has been our experience that the performance of these industries and our performance is impacted by general trends in industrial production for the global economy and by the specific performance of certain vertical markets that are intensive consumers of measurement technologies. Examples of these markets are semiconductor capital equipment, telecom, defense, aerospace, automotive and others

In assessing our business, we consider the trends in the Global Purchasing Managers Index (“PMI”) published by JP Morgan, global industrial production as well as industry reports on the specific vertical industries that we target. Over the last 24 months, the PMI has reflected an expanding industrial economy by rising from a value of 42 in April 2009, to a high of 58 in April 2010, and having an average value of 54 over that time period. At March 31, 2011, the PMI was at 56. Historically, our business cycles have followed the expansion and contraction cycles in the PMI. During the three month period ended March 31, 2011, the PMI had an average value of 57. A value above 50 is indicative of expansion in the global industrial economy. We are unable to predict whether the current expansion cycle, as measured by the PMI, will be sustained throughout 2011. If this expansion is not sustained, even at moderate levels, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and therefore harm our business and result of operations.

We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 59% of our revenues during each of the three month periods ended March 31, 2011 and March 31, 2010. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 12 - Segment information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and long-lived assets).

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

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. Our customers across all industries and geographic regions demonstrated increased order patterns throughout 2010 and during the three month period ended March 31, 2011. These positive order trends are consistent with the expansion we have seen in the global industrial economy as measured by the global PMI which has risen from 42 in April 2009 to 56 in March 2011. We have seen these positive trends across all geographic regions and across all the vertical markets that we serve although the strength of the trend varies by region and by market. We are unable to predict whether the current expansion cycle, as measured by the PMI, will be sustained throughout 2011. If this expansion cannot be sustained, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and therefore harm our business and result of operations. Our key strategies are to maintain a stable gross margin and to optimize our operating cost structure while maintaining strong employee productivity.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended
	March 31, (Unaudited)
	2011	2010
Net sales:
Americas	40.9%	41.4%
Europe	29.9	30.3
Asia Pacific	29.2	28.3
Consolidated net sales	100.0	100.0
Cost of sales	22.1	22.6
Gross profit	77.9	77.4
Operating expenses:
Sales and marketing	36.7	39.0
Research and development	18.0	20.2
General and administrative	7.9	8.0
Total operating expenses	62.6	67.2
Operating income	15.3	10.2
Other income (expense):
Interest income	0.2	0.2
Net foreign exchange gain (loss)	(0.1)	(0.4)
Other income, net	0.2	0.2
Income before income taxes	15.6	10.2
Provision for income taxes	2.8	0.6
Net income	12.8%	9.6%

Results of Operations for the Three Month Periods ended March 31, 2011 and 2010

We are encouraged that 2011 began with record revenue for us for a first quarter.  We continued to execute on our long-term vision while growing our investments in research and development and our field sales force.  We believe our strategic investments in innovation and product development will position us for growth as we continue in 2011, and we continue to be optimistic about our position in the industry.

Net Sales.  Our consolidated net sales were $238 million and $191 million for the three month periods ended March 31, 2011 and 2010, respectively, an increase of 24%. For the same periods, product sales were $219 million and $175 million, an increase of 25% and software maintenance sales were $19 million and $16 million an increase of 23%. Products in the areas of virtual instrumentation and graphical system design, which comprised approximately 93% of our revenue in the three months ended March 31, 2011, saw a year-over-year revenue increase of 25%. Instrument control products, which comprised approximately 7% of our revenues in the three months ended March 31, 2011, saw a year-over-year revenue increase of 18%. Products in the areas of virtual instrumentation and graphical system design, which comprised approximately 92% of our revenue in the three months ended March 31, 2010, saw a year-over-year revenue increase of 19%. Instrument control products, which comprised approximately 8% of our revenues in the three months ended March 31, 2010, saw a year-over-year revenue increase of 48%. Revenues from our instrument control products are the most sensitive to the cycles of the global industrial economy. The increase in 2011 and 2010 are attributed to increases in sales volume across all geographic regions of our business. We did not take any significant action with regard to pricing during the three month periods ended March 31, 2011 and 2010.

For the three month periods ended March 31, 2011 and 2010, net sales in the Americas were $97 million and $79 million respectively, an increase of 23%. Sales in the Americas, as a percentage of consolidated sales were 41% in both 2011 and 2010. In Europe, net sales were $71 million and $58 million in 2011 and 2010, respectively, an increase of 23%. Sales in Europe, as a percentage of consolidated sales were 30% in both 2011 and 2010. In Asia, net sales were $69 million and $54 million in 2011 and 2010, respectively, an increase of 29%. Sales in Asia, as a percentage of consolidated sales were 29% and 28% in 2011 and 2010, respectively. We anticipate that sales growth in Asia will continue to outpace growth in the Americas and Europe and continue to grow as a percent of our total net sales.

We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

Almost all of the sales made by our direct sales offices in the Americas, outside of the U.S., in Europe and in Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. For the three month period ended March 31, 2011, in local currency terms, our consolidated net sales increased by $49 million or 26%, Americas sales increased by $18 million or 23%, European sales increased by $15 million or 26%, and sales in Asia Pacific increased by $16 million or 29%, compared to the three month period ended March 31, 2010. During this same period, the change in exchange rates had the effect of decreasing our consolidated sales by $1.0 million or 0.5%, decreasing Americas sales by $3,000 or 0.0%, decreasing European sales by $1.1 million or 2%, and increasing sales in Asia Pacific by $14,000 or 0.0%.

To help protect against a reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue denominated in foreign currencies with forward and purchased option contracts. During the three month periods ended March 31, 2011 and 2010, these hedges had the effect of decreasing our consolidated sales by $757,000 and increasing our consolidated sales by $1.0 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2011 and 2010).

Gross Profit. For the three month periods ended March 31, 2011 and 2010, gross profit was $185 million and $148 million, respectively. As a percentage of sales, gross profit was 78% and 77% for the three month periods ended March 31, 2011 and 2010, respectively. Since 2009, we have been successful in implementing and sustaining cost reduction strategies throughout our manufacturing cycle. This along with robust sales growth has allowed us to achieve and maintain stability in our gross margin percentage.

For the three month periods ended March 31, 2011 and 2010, charges related to acquisition related intangibles and stock based compensation included in cost of sales were $1.3 million and $1.1 million, respectively.  For three month periods ended March 31, 2011 and 2010, the net impact of the change in foreign currency exchange rates had the effect of increasing our cost of goods sold by $1.2 million or 3% and increasing our cost of goods sold by $759,000 or 2%, respectively.

Operating Expenses. For the three month periods ended March 31, 2011 and 2010, operating expenses were $149 million and $128 million, respectively, an increase of 16%. This increase in our operating expenses was due to higher personnel related expenses of $8 million which included commissions, variable compensation and benefits. The increase in personnel expenses is related to a net increase in our overall headcount of 355 employees as well as the fact that temporary cost cutting measures enacted in 2009 were still in place in January of 2010. In addition, this increase is attributed to higher expenses related to marketing and outside services of $6 million, higher expenses for building and equipment of $2.7 million and higher travel related expenses of $2.6 million. The net impact of changes in foreign currency exchange rates increased our operating expense by $1.1 million. For the three month periods ended March 31, 2011 and 2010, charges related to acquisition related intangibles and stock based compensation included in operating expenses were $4.4 million and $4.7 million, respectively.

As a percentage of net sales, operating expenses in the three month periods ended March 31, 2011 and 2010, were 63% and 67%, respectively. The year over year decrease in our operating expenses as a percent of sales is attributed to the fact that we grew our overall operating expenses by 16% while our net sales grew by 24%.

We believe that our long-term growth and success depends on developing high quality software and hardware products on a timely basis. To that end, we have made investments in research and development a priority. For the three month periods ended March 31, 2011 and 2010, our research and development expenses were $43 million and $39 million, respectively. This increase was due to an increase in our research and development headcount to 1,600 at March 31, 2011 from 1,489 at March 31, 2010. We plan to continue to make the investments which we believe are necessary to drive our long term growth and therefore are planning to increase our research and development headcount throughout the remainder of 2011. We expect that the incremental costs associated with these additions will be partially offset by an expected reduction in our variable compensation costs in 2011.

We capitalize costs for software development and amortize such costs over the related product’s estimated economic life, generally three years, beginning when a product becomes available for general release. For the three month periods ended March 31, 2011 and 2010, we capitalized $3.9 million and $3.6 million of internally developed software costs, respectively. Capitalization of internally developed software costs varies depending on the timing of when each project reaches technological feasibility and the length and scope of the development cycle of each individual project. (See Note 7 - Intangibles of Notes to Consolidated Financial Statements for a description of intangibles). For the three month periods ended March 31, 2011 and 2010, software amortization expense included in cost of goods sold totaled $3.2 million and $2.6 million, respectively.

We also believe that our long-term growth and success depends on delivering high quality software and hardware products to our customers on a timely basis. To that end, we have made investment in our field sales force a priority. For the three month periods ended March 31, 2011 and 2010, our sales and marketing expenses were $87 million and $74 million, respectively. This increase was due to an increase in our sales and marketing headcount to 1,977 at March 31, 2011 from 1,844 at March 31, 2010. We plan to continue to make the investments which we believe are necessary to drive our long term growth and we are budgeting to continue to increase our field sales force throughout the remainder of 2011. We expect that the incremental costs associated with these additions will be partially offset by an expected reduction in our variable compensation costs in 2011.

Operating Income.  For the three month periods ended March 31, 2011 and 2010, operating income was $37 million and $20 million, respectively, an increase of 87%. As a percentage of net sales, operating income was 15% and 10%, respectively in these same periods. The increase in our operating income as a percent of sales during this period can be attributed to our overall increase in net sales of 24% while limiting our increase in operating expenses to 16%.

Interest Income. For the three month periods ended March 31, 2011 and 2010, interest income was $341,000 and $300,000, respectively, an increase of 14%. We continued to see low yields for high quality investment alternatives that comply with our corporate investment policy. We do not expect yields in these types of investments to increase in 2011.

Net Foreign Exchange (Loss). For the three month periods ended March 31, 2011 and 2010, net foreign exchange (loss) was $(223,000) and $(698,000), respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During the three month period ended March 31, 2011, the U.S. dollar declined against most of the major currencies in the markets in which we do business. Although this decline has been gradual, we cannot predict direction or degree of future movements.  In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange gain (loss)”. Our hedging strategy decreased our foreign exchange gain by $993,000 in the three month period ended March 31, 2011 and decreased our foreign exchange losses by $439,000 in three month period ended March 31, 2010.

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

Provision for Income Taxes.  For the three month periods ended March 31, 2011 and 2010, our provision for income taxes reflected an effective tax rate of 18% and 6%, respectively. The factors that caused our effective tax rate to change year-over-year are detailed in the table below;

Three Months Ended March 31, 2011 (Unaudited)
Effective tax rate at March 31, 2010	6%
Change in unrecognized tax benefits for uncertain tax positions	5%
Decreased profits in foreign jurisdictions with reduced income tax rates as a percent of net income	5%
Change in enhanced deduction for certain research and development expenses	2%
Decrease in the partial release of a deferred tax asset valuation allowance	2%
Change in research and development tax credit	(2)%
Effective tax rate at March 31, 2011	18%

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

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments.  The following table presents our working capital, cash and cash equivalents and marketable securities (in thousands):

	March 31, 2011	December 31, 2010	Increase/ (Decrease)
	(unaudited)
Working capital	$530,621	$484,406	$46,215
Cash and cash equivalents (1)	254,594	219,447	35,147
Short-term investments (1)	130,460	131,215	(755)
Total cash, cash equivalents and short-term investments	$385,054	$350,662	$34,392

(1)         Included in working capital

During the three month period ended March 31, 2011, our working capital increased by $46 million due to the increase in our cash, cash equivalents and short-term investments of $34 million, an increase in inventory of $17 million and an increase in accounts receivable of $4.9 million, offset by a decrease in prepaid expenses and other current assets of $11 million. These increases can be attributed to our overall business growth during the three month period ended March 31, 2011.

Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our cash and investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $35 million U.S. dollar equivalent that is denominated in Euro. At March 31, 2011, we had $385 million in cash, cash equivalents and short-term investments. Approximately $196 million or 51% of these amounts were held in domestic accounts with various financial institutions and $189 million or 49% was held in accounts outside of the U.S. with various financial institutions. Of our short-term investments $61 million or 47% is held in our investment accounts in the U.S. and $69 million or 53% is held in investment accounts of our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

Cash Provided and (Used) in the Three Month Periods ended March 31, 2011 and 2010.  Cash and cash equivalents increased to $255 million at March 31, 2011 from $219 million at December 31, 2010. The following table summarizes the proceeds and (uses) of cash (in thousands):

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Cash provided by operating activities	$41,630	$41,601
Cash (used by) investing activities	(12,992)	(38,195)
Cash provided (used) by financing activities	6,509	(20,253)
Net increase (decrease) in cash equivalents	35,147	(16,847)
Cash and cash equivalents at beginning of year	219,447	201,465
Cash and cash equivalents at end of period	$254,594	$184,618

For each of the three month periods ended March 31, 2011 and 2010, cash provided by operating activities was $42 million. Year over year, we saw an increase in net income of $12 million offset by a decrease in cash provided by operating assets and liabilities of $12 million.

Accounts receivable increased to $132 million at March 31, 2011 compared to $127 million at December 31, 2010. Days sales outstanding was 49 days at March 31, 2011, compared to 48 days at December 31, 2010. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may face issues gaining access to sufficient funding or credit.

Consolidated inventory balances increased to $134 million at March 31, 2011 from $118 million at December 31, 2010. Inventory turns were 1.7 at March 31, 2011, compared to 2.0 at December 31, 2010. Inventory increased by $17 million during the three month period ended March 31, 2011, as we took actions to support our potential growth later in the year and to respond to the supply concerns raised by the recent tragedy in Japan. Our inventory levels will continue to be determined based upon our anticipated demand for products and our need to keep sufficient inventory on hand to meet our customers’ demands. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels. Rapid changes in customer demand could have a significant impact on our inventory balances in future periods.

Investing activities used cash of $13 million during the three months ended March 31, 2011, as the result of the purchase of property and equipment of $10 million, and capitalization of internally developed software of $4 million. Investing activities used cash of $38 million during the three months ended March 31, 2010, which was the result of the net purchase of $27 million of short-term investments, the purchase of property and equipment of $5 million, and capitalization of internally developed software of $3.4 million.

Financing activities provided cash of $7 million during the three months ended March 31, 2011, which was the result of $17 million received from the issuance of our common stock from the exercise of stock options and our employee stock purchase plan, offset by $12 million used to pay dividends to our stockholders. Financing activities used cash of $20 million during the three months ended March 31, 2010, as the result of $31 million used to repurchase our common stock and $10 million used to pay dividends to our stockholders, offset by $22 million received from the issuance of our common stock from the exercise of stock options and our employee stock purchase plan.

From time to time our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. Under such programs, we repurchased a total of 2,089,098. 2,165,161 and 6,165,063 shares of our common stock at weighted average prices of $20.04, $15.97 and $16.81 per share, in the years ended December 31, 2010, 2009 and 2008, respectively. On April 21, 2010, our Board of Directors approved a new share repurchase program that increased the aggregate number of shares of common stock that we are authorized to repurchase from 1,011,147 to 4.5 million. At March 31, 2011, there were 3,932,245 shares remaining available for repurchase under this plan. This repurchase plan does not have an expiration date.

During the three months ended March 31, 2011, we received less proceeds from the exercise of stock options compared to the three months ended March 31, 2010. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control and in the future, we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, since 2005, it has been our practice to issue restricted stock units and not stock options to eligible employees which will reduce the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to us.

Contractual Cash Obligations.  Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. At March 31, 2011, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $9 million. At December 31, 2010, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $8 million.

Guarantees are related to payments of customs and foreign grants. At March 31, 2011, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $5 million. At December 31, 2010, we had we had outstanding guarantees for payment of customs, foreign grants and potential customer disputes totaling approximately $5 million.

Off-Balance Sheet Arrangements. We do not have any debt or off-balance sheet debt. At March 31, 2011, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Prospective Capital Needs.  We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations as well as from the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, payment of dividends to our stockholders and repurchases of our common stock for at least the next 12 months. We also believe these sources of cash will be sufficient to fund the construction of our manufacturing, logistics and research and development facility in Penang, Malaysia, which is scheduled to begin in the third quarter of 2011 and continue through the third quarter of 2012. However, we may choose or be required to raise additional funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. Historically, we have not had to rely on debt, public or private, to fund our operating, financing or investing activities. We could also choose or be required to reduce certain expenditures, such as payments of dividends or repurchases of our common stock. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•	acquisitions of other businesses, assets, products or technologies;
•	the timing cost or outcome of any future intellectual property or commercial litigation;
•	costs associated with the planned expansion of our manufacturing facilities in Malaysia;
•	required levels of research and development and other operating costs;
•	payment of our dividends;
•	capital improvements for new and existing facilities;
•	the overall levels of sales of our products and gross profit margins;
•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;
•	the levels of inventory and accounts receivable that we maintain;
•	repurchases of our common stock;
•	our relationships with suppliers and customers;
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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect decreasing our consolidated sales by $1.0 million or 0.5% in the three month period ended March 31, 2011, and increasing our consolidated sales by $8 million or 5% in the three month period ended March 31, 2010. If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins. Since most of our international operating expenses are also incurred in local currencies the change in exchange rates had the effect of increasing our consolidated operating expenses by $1.1 million or 1% in the three month period ended March 31, 2011, and increasing our consolidated operating expenses by $4.8 million or 4% in the three month period ended March 31, 2010. During the three month period ended March 31, 2011, the U.S. dollar declined against most of the major currencies in the markets in which we do business. Although this decline has been gradual, we cannot predict the direction or degree of future movements.  In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

To help protect against changes in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue, cost of sales and operating expenses denominated in foreign currencies with foreign currency forward contracts.  During the three month period ended March 31, 2011, these hedges had the effect of decreasing our consolidated sales by $757,000, decreasing our cost of sales by $344,000, and decreasing our operating expenses by $145,000. During the three month period ended March 31, 2010, these hedges had the effect of increasing our consolidated sales by $1.0 million, decreasing our cost of sales by $769,000, and decreasing our operating expenses by $368,000.  (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales, cost of sales and operating expenses for the three month periods ended March 31, 2011 and 2010).

Inventory Management

The recent tragedies in Japan have, in a few cases, caused disruptions in our supply chain for a limited number of components we use in our manufacturing process. Some of these disruptions have been of a short term nature and others we expect to have a longer term impact.  In response to these uncertainties and where possible, we have accelerated purchases of affected tier-one components and are looking for opportunities to accelerate purchases of affected tier-two components. Where we have determined the disruptions to be long term or permanent, we have started taking steps to re-qualify alternate components and to redesign products where necessary. These activities may lead to an increase in our overall inventory levels and an increased risk of inventory obsolescence. We cannot rule out that additional disruptions in our supply chain may occur in the future. While the tragic events unfolding in Japan are beyond the normal scope of disruption, we will continue to assess our global inventory and work to mitigate these risks in order to avoid further supply chain disruptions.

The marketplace for our products dictates that many of our products be shipped very quickly after an order is received. As a result, we are required to maintain significant inventories. Therefore, inventory obsolescence is a risk for us due to frequent engineering changes, shifting customer demand, the emergence of new industry standards and rapid technological advances including the introduction by us or our competitors of products embodying new technology. However our risk of obsolescence is mitigated as many of our products have interchangeable parts and many have long lives. While we adjust for excess and obsolete inventories and we monitor the valuation of our inventories, there can be no assurance that our valuation adjustments will be sufficient.

Market Risk

We are exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in foreign currency values and changes in the market value of our investments.

Cash, Cash Equivalents and Short-Term Investments

At March 31, 2011, we had $385 million in cash, cash equivalents and short-term investments. We maintain cash and cash equivalents and short-term investments with various financial institutions located in many countries throughout the world. Approximately $196 million or 51% of these amounts were held in domestic accounts with various financial institutions and $189 million or 49% was held in accounts outside of the U.S. with various financial institutions. At March 31, 2011, $101 million or 40% of our cash and cash equivalents was held in cash in various operating accounts throughout the world, and $154 million or 60% was held in money market accounts. The most significant of our operating accounts was our domestic operating account which held approximately $23 million or 9% of our total cash and cash equivalents at a bank that carried an A1 rating at March 31, 2011. Of our short-term investments, $61 million or 47% is held in our investment accounts in the U.S. and $69 million or 53% is held in investment accounts of our foreign subsidiaries.

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

We account for our investments in debt and equity instruments under FASB ASC 320 Investments – Debt and Equity Securities (FASB ASC 320). Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of shareholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments at March 31, 2011 and December 31, 2010 was $130 million and $131 million, respectively.

We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income.

Interest Rate Risk

Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in the fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in our income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax.

In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment of low rates may negatively impact our investment income.

In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of March 31, 2011, a 100 basis point increase or decrease in interest rates across all maturities would result in a $1.0 million increase or decrease in the fair market value of our portfolio. As of December 31, 2010, a similar 100 basis point increase or decrease in interest rates across all maturities would result in a $1.0 million increase or decrease in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is a other than temporary impairment.

Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of March 31, 2011, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

We noted continued stabilization in the financial markets in 2011 and throughout 2010. As such, we have extended the maturity date of our holdings to include debt securities with maturities of up to 24 months to take advantage of the higher yields associated with longer maturities. However, yields, even at longer maturities, remain at or near historic lows. We weigh the benefit of the higher yields associated with longer maturities against the interest rate risk and credit rating risk, also associated with these longer maturities when making these decisions. We cannot predict when or if interest rates and investment yields will rise. If yields continue to stay at these low levels, our investment income will continue to be negatively impacted.

Exchange Rate Risk

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. The principal currencies hedged are the Euro, British pound, Japanese yen and Hungarian forint. We monitor our foreign exchange exposures regularly to help ensure the overall effectiveness of our foreign currency hedge positions. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at March 31, 2011 and December 31, 2010, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $11 million and $10 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

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

During the three month period ended March 31, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a – 15 or Rule 15d – 15 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

We are not currently a party to any material litigation. However, in the ordinary course of our business, we are involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. We also periodically receive notifications from various third parties related to alleged infringement of patents or intellectual property rights, commercial disputes or other matters. With respect to pending legal actions to which we are a party, although the outcomes of these actions are not generally determinable, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, cash flows or results of operations. Litigation in our industry is not uncommon, and we are, and from time to time have been, subject to litigation. No assurances can be given with respect to the extent or outcome of any future litigation or dispute.

ITEM 1A.              RISK FACTORS

Risks Associated With the Compliance With the Pricing Provisions of our GSA Contract Could Have a Material Adverse Impact on Our Results of Operations. Since 1999, we have sold products to the U.S. government under a contract with the General Services Administration (“GSA”). During such time, our sales under the contract have been approximately 2% of our total sales. Our contract with GSA contains a price reduction or “most favored customer” pricing provision. We have been in discussions with GSA regarding our compliance with this pricing provision and have provided information regarding our pricing practices to GSA. To date, GSA has not made a demand for pricing adjustments related to our GSA contract. However, there can be no assurance that GSA will not make such a demand in the future, and there can be no assurance that the amount of any such demand, if we were forced to pay it, would not have a material adverse impact on our results of operations. If GSA believes that our pricing practices did not comply with the contract, GSA could conduct a formal investigation of such matter or could refer such matter to the U.S. Department of Justice for investigation, including an investigation regarding potential violations of the False Claims Act, which could result in litigation and the possible imposition of a damage remedy that includes treble damages plus civil penalties, and could also result in us being suspended or debarred from future government contracting. Due to the complexities of conducting business with GSA, the relatively small amount of revenue we realize from our GSA contract, and our belief that we can continue to sell our products to U.S. government agencies through other contracting methods, we cancelled our contract with GSA in April 2011, effective May 2011. We do not expect the cancellation of our GSA contract to have a material adverse impact on our results of operations.

Uncertain Economic Conditions Could Materially Adversely Affect Our Business.  Our business is sensitive to fluctuations in general economic conditions, both in the U.S. and globally. Uncertainty associated with natural disasters, energy costs, budget and tax policies throughout the world’s developed economies, employment levels, labor costs, healthcare costs, negative financial news, foreign currency markets, declining income or asset values and credit availability, could negatively impact the spending patterns of businesses including our current and potential customers which may have an adverse effect on our revenues and therefore harm our business and results of operations. Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy. During the three month period ended March 31, 2011 and during 2010, the global industrial economy expanded. We cannot predict whether the global industrial economy will continue to grow or maintain stability throughout 2011. If this expansion cycle is not sustained, even at moderate growth levels, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and therefore harm our business and result of operations.

Changes in the Amount of Revenue Derived from Large Orders Could Adversely Affect our Gross Margin and Could Lead to Greater Variability in our Quarterly Results.  Our large orders, defined as those orders with a value greater than $20,000, may be more sensitive to changes in the global industrial economy and may be subject to greater discount variability. Historically, our gross margins have been quite stable from period to period. If the amount of our revenue derived from larger orders increase in future periods, our gross margins could be negatively impacted. This dynamic may also have an adverse effect on the historical seasonal pattern of our revenues and our results of operations.

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

Recent Tragedies in Japan Have Caused Disruptions in our Supply Chain and May Cause Further Disruptions in the Future.  The recent tragedies in Japan have, in a few cases, caused disruptions in our supply chain for a limited number of components we use in our manufacturing process. Some of these disruptions have been of a short term nature and others we expect to have a longer term impact. These disruptions may have an adverse effect on our ability to meet customer demands and therefore could have an adverse effect on our revenues, our business and our results of operations. Where we have determined the disruptions to be long term or permanent, we have started taking steps to re-qualify alternate components and to redesign products where necessary. If we are not successful in re-qualifying alternate components or in redesigning our products, or if the process  takes longer than we anticipate, our ability to meet customer demands may be negatively impacted and therefore could have an adverse effect on our revenues, our business and our results of operations. If we are successful in re-qualifying alternate components or in redesigning our products, the results may lead to higher component and manufacturing costs. Thus, our efforts to respond to these disruptions and to meet our customer demands may lead to lower gross margins in future periods and may have an adverse effect our business and our results of operations. We cannot rule out that additional disruptions in our supply chain may occur in the future.

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

Our Acquisitions are Subject to a Number of Related Costs and Challenges.  We have from time to time acquired, and expect in the future to acquire, complementary businesses, products or technologies. Achieving the anticipated benefits of an acquisition depends upon whether the integration of the acquired business, products or technology is accomplished efficiently and effectively. In addition, successful acquisitions generally require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and R&D efforts. These difficulties can become more challenging due to the need to coordinate geographically separated organizations, the complexities of the technologies being integrated, and the necessities of integrating personnel with disparate business backgrounds and combining two different corporate cultures. The integration of operations following an acquisition also requires the dedication of management resources, which may distract attention from our day-to-day business and may disrupt key R&D, marketing or sales efforts. The inability of our management to successfully integrate any future acquisition could harm our business. Some of the existing products previously sold by some of the entities we have acquired are of lesser quality than our products and/or could contain errors that produce incorrect results on which users rely or cause failure or interruption of systems or processes that could subject us to liability claims that could have a material adverse effect on our operating results or financial position. Furthermore, products acquired in connection with acquisitions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transaction.

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

Our long term manufacturing and warehousing capacity planning contemplates a third manufacturing and warehousing facility in Penang, Malaysia. We began warehousing and distribution operations out of Penang, Malaysia via a third party logistics provider on October 1, 2010. We plan to start construction of a manufacturing, logistics and research and development facility in Malaysia in the third quarter of 2011, and plan to begin manufacturing operations at our Penang location during the third quarter of 2012. We can give no assurance that we will be successful in deploying our new facility in Malaysia on schedule or that we will not exceed our cost estimates. Our failure to successfully deploy our new facility in Malaysia or our failure to deploy this facility without exceeding our cost estimates could have a material adverse effect on our ability to meet customer demands, our ability to grow our business as well as our liquidity, capital resources and results of operations. If we succeed in deploying our Malaysian manufacturing facility on schedule and the demand for our products does not grow as expected, we will have excess manufacturing capacity which will cause an increase in overhead that will negatively impact our gross margins and results of operations.

We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results.  During the fourth quarter of 2010, we established an operating budget for 2011. Our budgets are established based on the estimated revenue from sales of our products which are based on economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. If demand for our products in 2011 is less than the demand we anticipated in setting our 2011 budget, our operating results could be negatively impacted.  We are budgeting to increase our research and development personnel and our field sales force during 2011. We anticipate the incremental cost of these additions will be partially offset by an expected reduction in our variable compensation in 2011. If we exceed the level of expenses established in our 2011 operating budget or if we cannot reduce budgeted expenditures in response to a decrease in revenue, our operating results could be adversely affected. Our spending could exceed our budgets due to a number of factors, including:

•	the timing cost or outcome of any future intellectual property or commercial litigation;
•	increased costs from hiring more product development engineers or other personnel;
•	increased costs from hiring more field sales personnel;
•	increased manufacturing costs resulting from component supply shortages and/or component price fluctuations;
•	additional marketing costs for new product introductions and/or for conferences and tradeshows;
•	increased component costs resulting from vendors increasing prices in response to increased economic activity; and/or
•	additional costs related to acquisitions, if any.

Our Income Tax Rate is Affected by our Tax Benefits in Hungary.  The profit from our Hungarian operation benefits from the fact that it is subject to an effective income tax rate that is lower than the U.S. federal statutory tax rate of 35%. Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $3.4 million and $2.3 million for the three month periods ended March 31, 2011 and 2010, respectively. In addition, effective January 1, 2010, certain qualified research and development expenses became eligible for an enhanced tax deduction. The enhanced tax deduction for research and development expenses resulted in an income tax benefit of $3.8 million and $2.3 million in the three month periods ended March 31, 2011 and 2010, respectively.

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

Any difficulties with the centralization of our distribution or delays in the implementation of the systems or processes to support this centralized distribution could result in an interruption of our normal operations, including our ability to process orders and ship products to our customers. Any failure or delay in distribution from our facility in Hungary and Penang could have a material adverse effect on our operating results.

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

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

•	new product introductions by competitors;
•	the outcome of any future intellectual property or commercial litigation;
•	the ability of competitors to more fully leverage low cost geographies;
•	product pricing;
•	the impact of foreign exchange rates on product pricing;
•	adequate manufacturing capacity and supply of components and materials;
•	efficiency of manufacturing operations;
•	success in developing new products;
•	timing of our new product introductions;
•	effectiveness of sales and marketing resources and strategies;
•	strategic relationships with other suppliers;
•	quality and performance;
•	protection of our products by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	barriers to entry imposed by competitors with significant market power in new markets;
•	general market and economic conditions; and,
•	government actions throughout the world.

There can be no assurance that we will be able to compete successfully in the future.

Our Quarterly Results are Subject to Fluctuations Due to Various Factors.  Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including:

•	changes in the amount of revenue derived from large orders;
•	the timing, cost or outcome of any future intellectual property or commercial litigation;
•	changes in the mix of products sold;
•	fluctuations in foreign currency exchange rates;
•	changes in the economy or credit markets in the U.S. or globally;
•	the availability and pricing of components from third parties (especially limited sources);
•	the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales;
•	changes in pricing policies by us, our competitors or suppliers;
•	delays in product shipments caused by human error or other factors; and,
•	disruptions in transportation channels.

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

During 2010 and in the first quarter of 2011, we continued to devote resources to the development of our web offering. In addition, we devoted significant resources to the upgrade of our Americas business application suite to Oracle’s version R12. There can be no assurance that we will not experience difficulties with our systems or web offerings. Difficulties with our systems or web offerings may interrupt our normal operations, including our ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. Any disruption occurring with these systems or web offerings may have a material adverse effect on our operating results.

During the remainder of 2011, we plan to devote significant resources to the upgrade of our European and Japanese business application suite to Oracle’s version R12. We are also planning to upgrade the underlying infrastructure of our web site, ni.com, and our European and Japanese business application suite.  In addition, we expect to continue to devote resources to the continued development of our worldwide network infrastructure, business applications and web offerings. These types of system wide upgrades and development have the potential to cause significant business disruptions. We have plans to mitigate these potential business disruptions but there can be no certainty that our plans will be effective should such a disruption occur. Any failure to successfully implement these initiatives could have a material adverse effect on our operating results.

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

Our Revenues are Subject to Seasonal Variations.  In previous years, our revenues have been characterized by seasonality, with revenues typically growing from the first quarter to the second quarter, being relatively constant from the second quarter to the third quarter, growing in the fourth quarter compared to the third quarter and declining in the first quarter of the following year from the fourth quarter of the preceding year. This historical trend has been affected and may continue to be affected in the future by broad fluctuations in the global industrial economy, the economic impact of larger orders as well as the timing of new product introductions and/or acquisitions, if any. We cannot predict whether the global industrial economy will continue to grow or maintain stability throughout 2011. Our total operating expenses have in the past tended to increase in each successive quarter and have fluctuated as a percentage of revenue based on the seasonality of our revenue. We are budgeting to increase our research and development personnel and our field sales force during 2011. The timing and extent of these personnel additions could affect our historical patterns of operating costs as a percent of revenue and our historical patterns of profitability.

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

Our Success Depends on New Product Introductions and Market Acceptance of Our Products.  The market for our products is characterized by rapid technological change, evolving industry standards, changes in customer needs and frequent new product introductions, and is therefore highly dependent upon timely product innovation. Our success is dependent on our ability to successfully develop and introduce new and enhanced products on a timely basis to replace declining revenues from older products, and on increasing penetration in domestic and international markets. As has occurred in the past and as may be expected to occur in the future, we have experienced significant delays between the announcement and the commercial availability of new products. Any significant delay in releasing new products could have a material adverse effect on the ultimate success of a product and other related products and could impede continued sales of predecessor products, any of which could have a material adverse effect on our operating results. There can be no assurance that we will be able to introduce new products in accordance with announced release dates, that our new products will achieve market acceptance or that any such acceptance will be sustained for any significant period. Failure of our new products to achieve or sustain market acceptance could have a material adverse effect on our operating results. Moreover, there can be no assurance that our international sales will continue at existing levels or grow in accordance with our efforts to increase foreign market penetration.

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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect decreasing our consolidated sales by $1.0 million or 0.5% in the three month period ended March 31, 2011, and increasing our consolidated sales by $8 million or 5% in the three month period ended March 31, 2010. If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins. Since most of our international operating expenses are also incurred in local currencies the change in exchange rates had the effect of increasing our consolidated operating expenses by $1.1 million or 1% in the three month period ended March 31, 2011, and increasing our consolidated operating expenses by $4.8 million or 4% in the three month period ended March 31, 2010. During the three month period ended March 31, 2011, the U.S. dollar declined against most of the major currencies in the markets in which we do business. Although this decline has been gradual, we cannot predict the direction or degree of future movements.  In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

Our Business Depends on Our Proprietary Rights and We Have Been Subject to Intellectual Property Litigation.  Our success depends on our ability to obtain and maintain patents and other proprietary rights relative to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may have in the past infringed or violated certain of our intellectual property rights. We from time to time engage in litigation to protect our intellectual property rights. In monitoring and policing our intellectual property rights, we have been and may be required to spend significant resources. We from time to time may be notified that we are infringing certain patent or intellectual property rights of others. There can be no assurance that any existing intellectual property litigation or any intellectual property litigation initiated in the future, will not result in significant litigation expense, liability, injunction against the sale of some of our products, and a diversion of management’s attention, any of which may have a material adverse effect on our operating results.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our managements’ certification of adequate disclosure controls and procedures as of March 31, 2011. Our most recent annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. Our most recent Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of March 31, 2011 with respect to the shares of common stock that we repurchased during the first quarter of 2011.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2011 to January 31, 2011	-	$-	-	3,932,245
February 1, 2011 to February 28, 2011	-	-	-	3,932,245
March 1, 2011 to March 31, 2011	-	-	-	3,932,245
Total	-	$-	-

(1)
For the past several years, we have maintained various stock repurchase programs. At March 31, 2011, there were 3,932,245 shares available for repurchase under the plan approved on April 21, 2010. This repurchase plan does not have an expiration date.

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

NATIONAL INSTRUMENTS CORPORATION

April 29, 2011	By:	/s/ Alex M. Davern
EVP, Chief Operating Officer,
Chief Financial Officer and Treasurer
(Prinicpal Financial and Accounting Officer)