Form 10-Q
period 2011-06-30
NATIONAL INSTRUMENTS CORP /DE/
filed 2011-07-29
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2011 or

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

Large accelerated filer ☒                                          Accelerated filer ☐                                Non-accelerated filer ☐                                            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2011
Common Stock - $0.01 par value	120,133,668

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2011	December 31, 2010
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$207,367	$219,447
Short-term investments	112,341	131,215
Accounts receivable, net	148,939	127,214
Inventories, net	141,571	117,765
Prepaid expenses and other current assets	42,007	36,239
Deferred income taxes, net	13,919	18,838
Total current assets	666,144	650,718
Property and equipment, net	171,506	160,410
Goodwill	132,011	70,278
Intangible assets, net	93,971	52,816
Other long-term assets	25,938	25,460
Total assets	$1,089,570	$959,682
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$36,475	$33,544
Accrued compensation	34,135	27,734
Deferred revenue	80,172	71,650
Accrued expenses and other liabilities	20,156	16,538
Other taxes payable	19,478	16,846
Total current liabilities	190,416	166,312
Deferred income taxes	37,476	29,477
Liability for uncertain tax positions	18,016	14,953
Other long-term liabilities	17,201	4,395
Total liabilities	263,109	215,137
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $0.01; 180,000,000 shares authorized; 120,130,355 and 117,904,976 shares issued and outstanding, respectively	1,201	1,179
Additional paid-in capital	447,407	407,713
Retained earnings	369,512	336,363
Accumulated other comprehensive income (loss)	8,341	(710)
Total stockholders’ equity	826,461	744,545
Total liabilities and stockholders’ equity	$1,089,570	$959,682

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales:
Product	$233,141	$194,830	$451,751	$370,225
Software maintenance	20,143	16,887	39,383	32,583
Total net sales	253,284	211,717	491,134	402,808

Cost of sales:
Product	$54,803	$47,176	$105,761	$89,438
Software maintenance	1,083	1,463	2,601	2,443
Total cost of sales	55,886	48,639	108,362	91,881

Gross profit	197,398	163,078	382,772	310,927

Operating expenses:
Sales and marketing	$96,197	$79,231	$183,352	$153,672
Research and development	47,027	36,395	89,895	74,941
General and administrative	21,232	16,969	40,071	32,309
Total operating expenses	164,456	132,595	313,318	260,922

Operating income	32,942	30,483	69,454	50,005

Other income (expense):
Interest income	$344	$371	$685	$671
Net foreign exchange (loss)	(486)	(2,203)	(709)	(2,901)
Other income (loss), net	(571)	462	(125)	810
Income before income taxes	32,229	29,113	69,305	48,585
Provision for income taxes	5,681	4,511	12,296	5,630

Net income	$26,548	$24,602	$57,009	$42,955

Basic earnings per share	$0.22	$0.21	$0.48	$0.37

Weighted average shares outstanding - basic	119,736	116,898	119,218	116,485

Diluted earnings per share	$0.22	$0.21	$0.47	$0.36

Weighted average shares outstanding - diluted	121,161	118,488	120,810	118,128

Dividends declared per share	$0.10	$0.09	$0.20	$0.18

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flow from operating activities:
Net income	$57,009	$42,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,390	18,988
Stock-based compensation	10,296	9,459
Tax expense from deferred income taxes	2,770	3,774
Tax (benefit) expense from stock option plans	(5,035)	579
Changes in operating assets and liabilities:
Accounts receivable	(13,841)	(6,803)
Inventories	(21,393)	(9,163)
Prepaid expenses and other assets	2,186	(18,740)
Accounts payable	937	4,953
Deferred revenue	7,051	7,205
Taxes and other liabilities	9,926	18,513
Net cash provided by operating activities	73,296	71,720

Cash flow from investing activities:
Capital expenditures	(23,053)	(10,015)
Capitalization of internally developed software	(9,391)	(11,021)
Additions to other intangibles	(1,756)	(1,690)
Acquisition, net of cash received	(73,558)	(2,191)
Purchases of short-term investments	(54,097)	(85,199)
Sales and maturities of short-term investments	73,915	41,538
Net cash (used by) investing activities	(87,940)	(68,578)

Cash flow from financing activities:
Proceeds from issuance of common stock	21,389	32,550
Repurchase of common stock	-	(30,935)
Dividends paid	(23,860)	(20,225)
Tax benefit (expense) from stock option plans	5,035	(579)
Net cash provided by (used by) financing activities	2,564	(19,189)

Net change in cash and cash equivalents	(12,080)	(16,047)
Cash and cash equivalents at beginning of period	219,447	201,465
Cash and cash equivalents at end of period	$207,367	$185,418

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at June 30, 2011 and December 31, 2010, and the results of our operations for the three month and six month periods ended June 30, 2011 and June 30, 2010 and the cash flows for the six month periods ended June 30, 2011 and June 30, 2010. Operating results for the three-month and six-month periods ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three month and six month periods ended June 30, 2011 and 2010, respectively, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2011	2010	2011	2010
Weighted average shares outstanding-basic	119,736	116,898	119,218	116,485
Plus: Common share equivalents
Stock options, restricted stock units	1,425	1,590	1,592	1,643
Weighted average shares outstanding-diluted	121,161	118,488	120,810	118,128

Stock options to acquire 823,500 shares and 405,000 shares for the three month periods ended June 30, 2011 and 2010, respectively, and 415,700 shares and 427,500 shares for the six month periods ended June 30, 2011 and 2010, respectively, were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

On January 21, 2011, our Board of Directors declared a 3 for 2 stock split which was effected as a stock dividend, and paid on February 21, 2011, to stockholders of record on February 4, 2011. All per share data and numbers of common shares, where appropriate, have been retroactively adjusted to reflect the stock split.

Note 3 – Cash, cash equivalents and short-term investments

The following table summarizes unrealized gains and losses related to our cash, cash equivalents and short-term investments designated as available-for-sale (in thousands):

	As of June 30, 2011 (unaudited)
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Cumulative Translation Adjustment	Fair Value
Cash	$99,798	$-	$-	$-	$99,798
Money market accounts	107,569	-	-	-	107,569
Municipal bonds	19,255	28	-	-	19,283
Corporate bonds	51,418	45	(28)	-	51,435
U.S. treasuries and agencies	3,005	5	-	-	3,010
Foreign government bonds	36,038	-	(188)	(633)	35,217
Time deposits	3,396	-	-	-	3,396
Cash, Cash equivalents and short-term investments	$320,479	$78	$(216)	$(633)	$319,708

	As of December 31, 2010
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Cumulative Translation Adjustment	Fair Value
Cash	$86,344	$-	$-	$-	$86,344
Money market accounts	133,103	-	-	-	133,103
Municipal bonds	16,843	18	-	-	16,861
Corporate bonds	56,141	38	(69)	-	56,110
U.S. treasuries and agencies	23,142	13	(20)	-	23,135
Foreign government bonds	36,010	89	(32)	(3,410)	32,657
Time deposits	2,452	-	-	-	2,452
Cash, Cash equivalents and short-term investments	$354,035	$158	$(121)	$(3,410)	$350,662

The following table summarizes the contractual maturities of our investments designated as available-for-sale (in thousands):

	As of June 30, 2011 (Unaudited)
	Adjusted Cost	Fair Value
Due in less than 1 year	$75,559	$75,181
Due in 1 to 5 years	37,553	37,160
Total short-term investments	$113,112	$112,341

Due in less than 1 year	Adjusted Cost	Fair Value
Municipal bonds	$13,925	$13,939
Corporate bonds	36,820	36,839
U.S. treasuries and agencies	3,005	3,010
Foreign government bonds	18,413	17,997
Time deposits	3,396	3,396
Total short-term investments	$75,559	$75,181

Due in 1 to 5 years	Adjusted Cost	Fair Value
Municipal bonds	$5,330	$5,344
Corporate bonds	14,598	14,596
Foreign government bonds	17,625	17,220
Total short-term investments	$37,553	$37,160

Note 4 – Fair value measurements

We define fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most liquid market and assumptions that market participants would use when pricing the asset or liability.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Inputs that are not based on observable market data

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at Reporting Date Using (Unaudited)
Description	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money Market Funds	$107,569	$107,569	$-	$-
Short-term investments available for sale:
Municipal bonds	19,283	19,283	-	-
Corporate bonds	51,435	51,435	-	-
U.S. treasuries and agencies	3,010	3,010	-	-
Foreign government bonds	35,217	35,217	-	-
Time deposits	3,396	3,396	-	-
Derivatives	4,787	-	4,787	-
Total Assets	$224,697	$219,910	$4,787	$-

Liabilities
Derivatives	$(3,312)	$-	$(3,312)	$-
Total Liabilities	$(3,312)	$-	$(3,312)	$-

	Fair Value Measurements at Reporting Date Using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money Market Funds	$133,103	$133,103	$-	$-
Short-term investments available for sale:
Municipal bonds	16,861	16,861	-	-
Corporate bonds	56,110	56,110	-	-
U.S. treasuries and agencies	23,135	23,135	-	-
Foreign government bonds	32,657	32,657	-	-
Time deposits	2,452	2,452	-	-
Derivatives	2,325	-	2,325	-
Total Assets	$266,643	$264,318	$2,325	$-

Liabilities
Derivatives	$(3,733)	$-	$(3,733)	$-
Total Liabilities	$(3,733)	$-	$(3,733)	$-

Short-term investments available-for-sale are valued using a market approach (Level 1) based on the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in active markets. Short-term investments available-for-sale consists of debt securities issued by states of the U.S. and political subdivisions of the U.S., corporate debt securities and debt securities issued by U.S. government corporations and agencies as well as debt securities issued by foreign governments. All short-term investments available-for-sale have contractual maturities of less than 24 months. There were not any transfers in or out of Level 1 during the three and six month periods ended June 30, 2011.

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of similar instruments. There were not any transfers in or out of Level 2 during the six month period ended June 30, 2011.

We did not have any items that were measured at fair value on a nonrecurring basis at June 30, 2011 and December 31, 2010.

Note 5 – Derivative instruments and hedging activities

We recognize all of our derivative instruments as either assets or liabilities in our statements of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

We have operations in over 40 countries. Sales outside of the Americas accounted for 59% and 57% of our revenues during the three month periods ended June 30, 2011 and 2010, respectively, and 59% and 58% of our revenues during the six month periods ended June 30, 2011 and 2010, respectively.  Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

We held forward contracts with a notional amount of $13.6 million dollar equivalent of Euro, $3.1 million dollar equivalent of British pound sterling, $27.2 million dollar equivalent of Japanese yen, and $23.1 million dollar equivalent of Hungarian forint at June 30, 2011. These contracts are for terms of up to 24 months. At December 31, 2010, we held forward contracts with a notional amount of $28.3 million dollar equivalent of Euro, $6.0 million dollar equivalent of British pound sterling, $18.4 million dollar equivalent of Japanese yen, and $33.4 million dollar equivalent of Hungarian forint.

We did not have any purchased option contracts at June 30, 2011. At June 30, 2010, we held purchased option contracts with a notional amount of $14.8 million dollar equivalent of Euro.

At June 30, 2011, we expect to reclassify $2.5 million of losses on derivative instruments from accumulated other comprehensive income to net sales during the next twelve months when the hedged international sales occur, $2.2 million of gains on derivative instruments from accumulated OCI to cost of sales when the cost of sales are incurred and $1.0 million of gains on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at June 30, 2011. Actual results may vary as a result of changes in the corresponding exchange rate subsequent to this date.

We did not record any ineffectiveness from our hedges during the six months ended June 30, 2011.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 120 days. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss)”. As of June 30, 2011 and December 31, 2010, we held foreign currency forward contracts with a notional amount of $45.2 million and $41.3 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets and the effect of derivative instruments on our Consolidated Statements of Income.

Fair Values of Derivative Instruments (in thousands):

	Asset Derivatives
	June 30, 2011 (Unaudited)		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$3,296	Prepaid expenses and other current assets	$1,104

Foreign exchange contracts - LT forwards	Other long-term assets	1,359	Other long-term assets	490
Total derivatives designated as hedging instruments		$4,655		$1,594

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$132	Prepaid expenses and other current assets	$731
Total derivatives not designated as hedging instruments		$132		$731

Total derivatives		$4,787		$2,325

	Liability Derivatives
	June 30, 2011 (Unaudited)		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(2,633)	Accrued expenses and other liabilities	$(2,677)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(7)	Other long-term liabilities	-
Total derivatives designated as hedging instruments		$(2,640)		$(2,677)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(672)	Accrued expenses and other liabilities	$(1,056)
Total derivatives not designated as hedging instruments		$(672)		$(1,056)

Total derivatives		$(3,312)		$(3,733)

Effect of derivative instruments on our Consolidated Statements of Income for the three month periods ended June 30, 2011 and 2010, respectively (in thousands):

June 30, 2011 (Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(71)	Net sales	$(983)	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	326	Cost of sales	376	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	55	Operating expenses	277	Net foreign exchange gain (loss)	-
Total	$310		$(330)		$-

June 30, 2010 (Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$229	Net sales	$2,012	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	(3,319)	Cost of sales	642	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	(1,509)	Operating expenses	219	Net foreign exchange gain (loss)	-
Total	$(4,599)		$2,873		$-

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		June 30, 2011 (Unaudited)	June 30, 2010 (Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$(1,110)	$937
Total		$(1,110)	$937

Effect of derivative instruments on our Consolidated Statements of Income for the six month periods ended June 30, 2011 and 2010, respectively (in thousands):

June 30, 2011 (Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(467)	Net sales	$(1,740)	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	2,480	Cost of sales	750	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	1,143	Operating expenses	422	Net foreign exchange gain (loss)	-
Total	$3,156		$(568)		$-

June 30, 2010 (Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$1,744	Net sales	$3,049	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	(4,710)	Cost of sales	1,411	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	(2,394)	Operating expenses	587	Net foreign exchange gain (loss)	-
Total	$(5,360)		$5,047		$-

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		June 30, 2011 (Unaudited)	June 30, 2010 (Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$(2,103)	$1,376
Total		$(2,103)	$1,376

Note 6 – Inventories

Inventories, net consist of the following (in thousands):

	June 30,	December 31,
	2011 (Unaudited)	2010

Raw materials	$64,871	$55,218
Work-in-process	4,766	6,359
Finished goods	71,934	56,188
	$141,571	$117,765

Note 7 – Intangibles

Intangibles at June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011 (Unaudited)			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$50,284	$(22,767)	$27,517	$40,481	$(16,217)	$24,264
Acquired technology	67,508	(27,564)	39,944	35,634	(25,017)	10,617
Patents	21,646	(6,826)	14,820	20,790	(6,312)	14,478
Other	23,363	(11,673)	11,690	14,059	(10,602)	3,457
	$162,801	$(68,830)	$93,971	$110,964	$(58,148)	$52,816

Capitalized software development costs for the three month periods ended June 30, 2011 and 2010, were $5.9   million and $8.0 million, respectively, and related amortization expense was $3.3 million and $2.5 million, respectively. For the six month periods ended June 30, 2011 and 2010, capitalized software development costs were $9.8   million and $11.5 million, respectively, and related amortization expense was $6.6 million and $5.1 million, respectively. For the three month periods ended June 30, 2011 and 2010, capitalized software development costs included costs related to stock based compensation of $262,000 and $349,000, respectively. For the six month periods ended June 30, 2011 and 2010, capitalized software development costs included costs related to stock based compensation of $412,000 and $511,000, respectively.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Acquired intangible assets which include acquired technology and other are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally ten to seventeen years. Total intangible assets amortization expenses were $5.5 million and $4.1 million for the three month periods ended June 30, 2011 and 2010, respectively, and $10.7 million and $8.2 million for the six month periods ended June 30, 2011 and 2010, respectively.

The overall increase in our acquired technology and other intangible assets can be attributed to the acquisition of AWR Corporation and Phase Matrix Inc. See Note 16 – Acquisitions of Notes to Consolidated Financial Statements for additional discussion related to these acquisitions.

Note 8 – Goodwill

The carrying amount of goodwill as of June 30, 2011, was as follows (in thousands):

Amount
Balance as of December 31, 2010	$70,278
Acquisitions	61,069
Divestitures	-
Foreign currency translation impact	664
Balance as of June 30, 2011	$132,011

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

See Note 16 – Acquisitions of Notes to Consolidated Financial Statements for additional discussion related to current period acquisitions.

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

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $18.0 million and $15.0 million of unrecognized tax benefits at June 30, 2011 and December 31, 2010, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross increase in unrecognized tax benefits of $2.8 million for the six month period ended June 30, 2011. As of June 30, 2011, it is deemed reasonable that we will recognize tax benefits in the amount of $3.6 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority. Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2011, we have approximately $1.0 million accrued for interest related to uncertain tax positions. The tax years 2004 through 2010 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 18% and 16% for the three month periods ended June 30, 2011 and 2010, respectively, and of 18% and 12% for the six month periods ended June 30, 2011 and 2010, respectively. For the three and six month periods ended June 30, 2011, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of a tax benefit from equity awards that do not ordinarily result in a tax benefit, an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates and the U.S. federal research and development credit. For the three months ended June 30, 2010, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of the partial release of a deferred tax asset valuation allowance, an enhanced deduction for certain research and development expenses and profits in foreign jurisdictions with reduced income tax rates. For the six months ended June 30, 2010, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of the partial release of a deferred tax asset valuation allowance, an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates and a decrease in unrecognized tax benefits for uncertain tax positions.

Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $4.0 million and $3.5 million for the three month periods ended June 30, 2011 and 2010, respectively, and $7.4 million and $5.8 million for the six month periods ended June 30, 2011 and 2010, respectively. No countries other than Hungary had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service with regard to any foreign jurisdictions.

The tax position of our Hungarian operation continues to benefit from assets created by the restructuring of our operations in Hungary in 2003. In addition, our research and development activities in Hungary continue to benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. Partial release of the valuation allowance on assets from the restructuring and the enhanced tax deduction for research expenses resulted in income tax benefits of $5.2 million and $4.6 million for the three month periods ended June 30, 2011 and 2010, respectively, and $9.9 million and $7.7 million for the six month periods ended June 30, 2011 and 2010, respectively.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward and option contracts and unrealized gains and losses on our investments designated as available for sale. Comprehensive income for the three and six month periods ended June 30, 2011 and 2010, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2011	2010	2011	2010
Comprehensive income:
Net income	$26,548	$24,602	$57,009	$42,955
Foreign currency translation gains (losses), net of taxes	2,148	(7,407)	7,424	(11,369)
Unrealized gains (losses) on derivative instruments, net of taxes	262	(3,747)	2,631	(7,092)
Unrealized gains (losses) on investments designated as available for sale, net of taxes	(580)	(1,106)	(1,004)	771
Total comprehensive income	$28,378	$12,342	$66,060	$25,265

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

Awards under the plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares under the options vests over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and revenue growth but shares cannot accelerate to vest over a period of less than five years. Stock options must be exercised within ten years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the six month period ended June 30, 2011, we did not make any changes in accounting principles or methods of estimates related to the 1994 Plan.

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

Our stockholders approved our 2010 Incentive Plan (the “2010 Plan”) on May 11, 2010. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 3,362,304 shares of common stock that were reserved but not issued under the 1994 Plan and the 2005 Plan as of May 11, 2010, and any shares that are returned to the 1994 Plan and the 2005 Plan as a result of forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2010 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. At June 30, 2011, there were 5,245,564 shares available for grant under the 2010 Plan.

We estimate potential forfeitures of RSUs and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the six month period ended June 30, 2011, we did not make any changes in accounting principles or methods of estimates related to the 2010 Plan.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan.  At June 30, 2011, we had 1,164,724 shares of common stock reserved for future employee purchases under this plan. During the six month period ended June 30, 2011, we issued 456,118 shares under this plan. The weighted average fair value of the employees’ purchase rights for these shares was $21.68 per share and was estimated using the Black-Scholes model. During the six month period ended June 30, 2011, we did not make any changes in accounting principles or methods of estimates related to the employee stock purchase plan.

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

There were not any shares of preferred stock issued and outstanding at June 30, 2011.

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

Total net sales, operating income, interest income and long-lived assets, classified by the major geographic areas in which we operate, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2011	2010	2011	2010
Net sales:
Americas:	$103,713	$90,072	$201,077	$169,269
Europe:	76,383	59,876	147,439	117,799
Asia Pacific:	73,188	61,769	142,618	115,740
	$253,284	$211,717	$491,134	$402,808

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2011	2010	2011	2010
Operating income:
Americas	$18,700	$17,915	$38,785	$31,294
Europe	32,542	29,023	68,695	56,062
Asia Pacific	28,727	19,940	51,869	37,590
Unallocated:
Research and development expenses	(47,027)	(36,395)	(89,895)	(74,941)
	$32,942	$30,483	$69,454	$50,005

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2011	2010	2011	2010
Interest income:
Americas	$121	$145	$270	$256
Europe	195	206	353	365
Asia Pacific	28	20	62	50
	$344	$371	$685	$671

	June 30, 2011	December 31, 2010
	(unaudited)
Long-lived assets:
Americas	$108,616	$103,033
Europe	41,802	40,083
Asia Pacific	21,088	17,294
	$171,506	$160,410

Total sales outside the U. S. for the three month periods ended June 30, 2011 and 2010, were $157.6 million and $128.2 million, respectively, and $306.5 million and $247.6 million for the six month periods ended June 30, 2011 and 2010, respectively.

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

The warranty reserve for the six month periods ended June 30, 2011 and 2010, respectively, was as follows (in thousands):

	Six Months Ended
	June 30,
	(unaudited)
	2011	2010
Balance at the beginning of the period	$921	$921
Accruals for warranties issued during the period	1,515	998
Settlements made (in cash or in kind) during the period	(1,192)	(998)
Balance at the end of the period	$1,244	$921

As of June 30, 2011, we have non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $9.1 million over the next twelve months.

As of June 30, 2011, we have outstanding guarantees for payment of customs and foreign grants totaling approximately $4.6 million, which are generally payable over the next twelve months.

From November 1999 to May 2011, we sold products to the U.S. government under a contract with the General Services Administration ("GSA"). During such time, our sales under the contract were approximately 2% of our total sales. Our contract with GSA contains a price reduction or "most favored customer" pricing provision. We have been in discussions with GSA regarding our compliance with this pricing provision and have provided GSA with information regarding our pricing practices. GSA recently conducted an on-site review of our GSA pricing practices and has orally informed us that GSA does not agree with our previous determination of the potential non-compliance amount. GSA has not informed us of its estimate of the non-compliance amount and GSA has not made any formal demand for pricing adjustments related to our GSA contract. However, GSA may make such a demand in the future, and there can be no assurance that the amount of any such demand, if we were required to pay it, would not have a material adverse impact on our results of operations. If GSA believes that our pricing practices did not comply with the contract, GSA could conduct a formal investigation of such matter or could refer such matter to the U.S. Department of Justice for investigation, including an investigation regarding potential violations of the False Claims Act, which could result in litigation and the possible imposition of a damage remedy that includes treble damages plus civil penalties, and could also result in us being suspended or debarred from future government contracting. Due to the complexities of conducting business with GSA, the relatively small amount of revenue we realized from our GSA contract, and our belief that we can continue to sell our products to U.S. government agencies through other contracting methods, we cancelled our contract with GSA in April 2011, effective May 2011. To date, we have not experienced any material adverse impact on our results of operations as a result of the cancellation of our GSA contract.

Note 14 – Recently issued accounting pronouncements

In October 2009, the FASB updated FASB ASC 605, Revenue Recognition (FASB ASC 605) that amended the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third–party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments will change the application of the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. On January 1, 2011, we adopted the accounting update as required on a prospective basis. The adoption of the amended revenue recognition rules did not change the units of accounting for our revenue transactions. It also did not significantly change how we allocated the arrangement consideration to the various units of accounting or the timing of revenue. The impact of our adoption was not material to our consolidated financial statements for the three and six month periods ended June 30, 2011. We cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified sales arrangements in any given period.  In addition, as our, or our competitors’, pricing practices and strategies evolve, we may modify our pricing practices in the future. This may result in a different allocation of revenue to the deliverables in the multiple element arrangements from the current fiscal quarter, which may change the pattern and timing of revenue recognition for these elements, but will not change the total revenue recognized for the arrangement.

In January 2010, the FASB updated FASB ASC 820, Fair Value Measurements and Disclosures (FASB ASC 820) that requires additional disclosures and clarifies existing disclosures regarding fair value measurements. The additional disclosures include (i) transfers in and out of Levels 1 and 2 and (ii) activity in Level 3 fair value measurements. The update provides amendments that clarify existing disclosures on level of disaggregation and disclosures about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the update on January 1, 2010 as required and subsequently adopted on January 1, 2011, the update surrounding disclosures on Level 3 fair value measurements and concluded it did not have a material impact on our consolidated financial position or results of operations.  In May 2011, the FASB updated FASB ASC 820 that resulted in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs).  Some of the amendments clarify the FASB's intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.  We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.

In June 2011, the FASB updated FASB ASC 220, Comprehensive Income (FASB ASC 220) that gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The update does not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items.  The update does not affect how earnings per share is calculated or presented.  The update should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.

Note 15 – Litigation

We are not currently a party to any material litigation. However, in the ordinary course of our business, we are involved in legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. We also periodically receive notifications from various third parties related to alleged infringement of patents or intellectual property rights, commercial disputes or other matters. No assurances can be given with respect to the extent or outcome of any future litigation or dispute.

Note 16 – Acquisitions

AWR Corporation

On June 30, 2011, we acquired all of the outstanding shares of AWR Corporation (AWR), a privately held company that is a leading supplier of electronic design automation software for designing radio frequency and high-frequency components and systems for the semiconductor, aerospace and defense, communications and test equipment industries.   The acquisition is expected to improve customer productivity through increased interoperability between upfront design and validation and production test functions.  The purchase price of the acquisition was $66 million consisting of $54 million in cash and a three-year earn-out arrangement.  We funded the purchase price from existing cash balances.  The range of potential undiscounted payments that we could be required to make under the earn-out arrangement is between $0 and $29 million.  The earn-out payments amount to a maximum of $10 million per year for three years, and are payable if AWR achieves certain revenue and operating income targets.  The fair value of the earn-out arrangement was estimated at $12 million using the income approach, the key assumptions which included probability-weighted revenue and operating expense growth projections.

The allocation of the purchase price was determined using the preliminary fair value of assets and liabilities acquired as of June 30, 2011.  The preliminary allocation of the purchase price was based upon a preliminary valuation which is subject to change within the measurement period up to one year from the acquisition date. The primary areas which are not finalized are the fair value of  contingent consideration, deferred revenue, intangible assets and related deferred taxes. Our consolidated financial statements include the operating results from the date of acquisition.  Pro-forma results of operations have not been presented because the effects of those operations were not material.  The following table summarizes the allocation of the purchase price of AWR (in thousands):

Amount
Net tangible assets acquired	$10,718
Acquired core technology	25,978
Trade names	3,715
Customer relationships	1,992
Deferred tax liability	(10,351)
Goodwill	34,343
Total	$66,395

Goodwill is not deductible for tax purposes. Acquired core technology, trade names and customer relationships each have useful lives of 5 years from the date of acquisition.

Phase Matrix Inc.

On May 20, 2011, we acquired all of the outstanding shares of Phase Matrix, Inc. (PMI), a privately held company that designs and manufactures radio frequency and microwave test and measurement instruments, subsystems and components.  The acquisition is expected to speed our deployment of high-performance RF and wireless technologies to our production test and R&D customers.  The purchase price of the acquisition was $40.7 million consisting of $38.9 million in cash and $1.8 million in shares of our common stock.  We funded the cash portion of the purchase price from existing cash balances.

The allocation of the purchase price was determined using the fair value of assets and liabilities acquired as of May 20, 2011.  Our consolidated financial statements include the operating results from the date of acquisition. Pro-forma results of operations have not been presented because the effects of those operations were not material.  The following table summarizes the allocation of the purchase price of Phase Matrix, Inc. (in thousands):

Amount
Net tangible assets acquired	$5,624
Acquired core technology	4,282
In-process research and development	1,407
Non-competition agreements	333
Royalty agreements	271
Trademarks	361
Customer relationships	862
Backlog	815
Goodwill	26,725
Total	$40,680

Goodwill is deductible for tax purposes. Acquired core technology, in process R&D, non-competition agreements, royalty agreements, trademarks, customer relationships and backlog have useful lives of 5 years, 5 years, 3 years, 8 years, 4 years, 5 years and 9 months, respectively, from the date of acquisition. These assets are also deductible for tax purposes.

Other acquisitions

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

Pro forma results of operations have not been presented because the effect of these acquisitions is not material either individually or in the aggregate to our consolidated results of operations.

Note 17 – Subsequent events

We have evaluated subsequent events through the date the financial statements were issued.

On July 22, 2011, our Board of Directors declared a quarterly cash dividend of $0.10 per common share, payable August 29, 2011, to shareholders of record on August 8, 2011.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding our future financial performance or operations (including, without limitation, statements to the effect that we “believe,” "expect," "plan," "may," "will," "project," "continue," or "estimate" or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” beginning on page 38, and the discussion below. Readers are also encouraged to refer to the documents regularly filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for further discussion of our business and the risks attendant thereto.

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

We sell into test and measurement (“T&M”) and industrial/embedded applications in a broad range of industries and as such are subject to the economic and industry forces which drive those markets. It has been our experience that the performance of these industries and our performance is impacted by general trends in industrial production for the global economy and by the specific performance of certain vertical markets that are intensive consumers of measurement technologies. Examples of these markets are semiconductor capital equipment, telecom, defense, aerospace, automotive and others

In assessing our business, we consider the trends in the Global Purchasing Managers Index (“PMI”) published by JP Morgan, global industrial production as well as industry reports on the specific vertical industries that we target. Over the last 24 months, the PMI has reflected an expanding industrial economy by rising from a value of 50 in July 2009, to a high of 58 in February 2011, and having an average value of 55 over that time period. At June 30, 2011, the PMI was at 52 a decline from the reading of 56 at March 31, 2011. Historically, our business cycles have followed the expansion and contraction cycles in the PMI. During the six month period ended June 30, 2011, the PMI had an average value of 55. A value above 50 is indicative of expansion in the global industrial economy. We are unable to predict whether the current expansion cycle, as measured by the PMI, will be sustained throughout 2011. If this expansion is not sustained, even at moderate levels, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and therefore harm our business and result of operations.

We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for 59% and 57% of our revenues during the three month periods ended June 30, 2011 and 2010, respectively and 59% and 58% of our revenues during the six month periods ended June 30, 2011 and 2010, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 12 - Segment information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and long-lived assets).

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

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. Our customers across all industries and geographic regions demonstrated increased order patterns throughout 2010 and during the six month period ended June 30, 2011. These positive order trends are consistent with the expansion we have seen in the global industrial economy as measured by the global PMI which has ranged from 57 in January 2011 to 52 in June 2011. We have seen these positive trends across all geographic regions and across all the vertical markets that we serve although the strength of the trend varies by region and by market. We are unable to predict whether the current expansion cycle, as measured by the PMI, will be sustained throughout 2011. If this expansion cannot be sustained, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and therefore harm our business and result of operations. Our key strategies are to maintain a stable gross margin and to optimize our operating cost structure while maintaining strong employee productivity.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)
	2011	2010	2011	2010
Net sales:
Americas	40.9%	42.5%	40.9%	42.0%
Europe	30.2	28.3	30.0	29.3
Asia Pacific	28.9	29.2	29.1	28.7
Consolidated net sales	100.0	100.0	100.0	100.0
Cost of sales	22.1	23.0	22.1	22.8
Gross profit	77.9	77.0	77.9	77.2
Operating expenses:
Sales and marketing	38.0	37.4	37.3	38.2
Research and development	18.5	17.2	18.3	18.6
General and administrative	8.4	8.0	8.2	8.0
Total operating expenses	64.9	62.6	63.8	64.8
Operating income	13.0	14.4	14.1	12.4
Other income (expense):
Interest income	0.1	0.2	0.1	0.2
Net foreign exchange gain (loss)	(0.2)	(1.0)	(0.1)	(0.7)
Other income (expense), net	(0.2)	0.2	-	0.2
Income before income taxes	12.7	13.8	14.1	12.1
Provision for income taxes	2.2	2.2	2.5	1.4
Net income	10.5%	11.6%	11.6%	10.7%

Results of Operations for the Three and Six Month Periods Ended June 30, 2011 and 2010

In the three month period ended June 30, 2011, we experienced continued strong revenue growth and an all time revenue record for a quarter.  We were also pleased by our ability to deliver a record operating profit for a second quarter, while significantly increasing our investment in research and development and field sales.

Net Sales.  Our consolidated net sales were $253 million and $212 million for the three month periods ended June 30, 2011 and 2010, respectively, an increase of 20%. For the same periods, product sales were $233 million and $195 million, respectively, an increase of 20% and software maintenance sales were $20 million and $17 million, respectively, an increase of 19%. Products in the areas of virtual instrumentation and graphical system design, which comprised approximately 94% of our revenue in the three month period ended June 30, 2011, saw a year-over-year revenue increase of 21%. Instrument control products, which comprised approximately 6% of our revenues in the three month period ended June 30, 2011, saw a year-over-year revenue increase of 6%. In the three month period ended June 30, 2010, products in the areas of virtual instrumentation and graphical system design comprised approximately 93% of our revenue while instrument control products comprised approximately 7% of our revenues.

For the six month periods ended June 30, 2011 and 2010, our consolidated net sales were $491 million and $403 million, respectively, an increase of 22%. For the same periods, product sales were $452 million and $370 million, respectively, an increase of 22% and software maintenance sales were $39 million and $33 million, respectively, an increase of 21%. Products in the areas of virtual instrumentation and graphical system design, which comprised approximately 93% of our revenue in the six month period ended June 30, 2011, saw a year-over-year revenue increase of 23%. Instrument control products, which comprised approximately 7% of our revenues in the six month period ended June 30, 2011, saw a year-over-year revenue increase of 12%. In the six month period ended June 30, 2010, products in the areas of virtual instrumentation and graphical system design comprised approximately 93% of our revenue while instrument control products comprised approximately 7% of our revenues.

Revenues from our instrument control products are the most sensitive to the cycles of the global industrial economy. Our overall revenue increases in the three and six month periods ended June 30, 2011 compared to the same periods in 2010, are attributed to increases in sales volume across all geographic regions of our business. We did not take any significant action with regard to pricing during the three and six month periods ended June 30, 2011 and 2010.

Large orders, defined as orders with a value greater than $20,000, grew by 39%, year over year, during the three month period ended June 30, 2011 and grew by 34%, year over year, during the six month period ended June 30, 2011. During the three and six month periods ended June 30, 2011, these orders were 46% and 44%, respectively, of our total sales. During the three and six month periods ended June 30, 2010, these orders were 40% and 39%, respectively, of our total sales. Larger orders may be more sensitive to changes in the global industrial economy, may be subject to greater discount variability and may contract at a faster pace during an economic downturn.

For the three month periods ended June 30, 2011 and 2010, net sales in the Americas were $104 million and $90 million, respectively, an increase of 15%. For these same periods, sales in the Americas, as a percentage of consolidated sales were 41% and 43%, respectively. In Europe, net sales were $76 million and $60 million in 2011 and 2010, respectively, an increase of 28%. For these same periods, sales in Europe, as a percentage of consolidated sales were 30% and 28%, respectively. In Asia, net sales were $73 million and $62 million, respectively, an increase of 18%. For these same periods, sales in Asia, as a percentage of consolidated sales were 29% and 29%, respectively.

For the six month periods ended June 30, 2011 and 2010, net sales in the Americas were $201 million and $169 million, respectively, an increase of 19%. For these same periods, sales in the Americas, as a percentage of consolidated sales were 41% and 42%, respectively. In Europe, net sales were $147 million and $118 million in 2011 and 2010, respectively, an increase of 25%. For these same periods, sales in Europe, as a percentage of consolidated sales were 30% and 29%, respectively. In Asia, net sales were $143 million and $116 million, respectively, an increase of 23%. For these same periods, sales in Asia, as a percentage of consolidated sales were 29% and 29%, respectively.

We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries. We anticipate that sales growth in Asia may continue to be strong relative to the Americas and Europe and continue to grow as a percentage of our total net sales.

Almost all of the sales made by our direct sales offices in the Americas, outside of the U.S., in Europe and in Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. For the three month period ended June 30, 2011, in local currency terms, our consolidated net sales increased by $33 million or 16%, Americas sales increased by $13 million or 14%, European sales increased by $13 million or 23%, and sales in Asia Pacific increased by $7 million or 12%, compared to the three month period ended June 30, 2010. During this same period, the change in exchange rates had the effect of increasing our consolidated sales by $10 million or 5%, increasing Americas sales by $856,000 or 1%, increasing European sales by $4.1 million or 7%, and increasing sales in Asia Pacific by $4.5 million or 7%.

For the six month period ended June 30, 2011, in local currency terms, our consolidated net sales increased by $82 million or 20%, Americas sales increased by $31 million or 18%, European sales increased by $28 million or 24%, and sales in Asia Pacific increased by $23 million or 20%, compared to the six month period ended June 30, 2010. During this same period, the change in exchange rates had the effect of increasing our consolidated sales by $8 million or 2%, increasing Americas sales by $853,000 or 0.5%, increasing European sales by $3.1 million or 3%, and increasing sales in Asia Pacific by $4.5 million or 4%.

To help protect against a reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue denominated in foreign currencies with forward contracts. During the three month periods ended June 30, 2011 and 2010, these hedges had the effect of decreasing our consolidated sales by $983,000 and increasing our consolidated sales by $2.0 million, respectively. During the six month periods ended June 30, 2011 and 2010, these hedges had the effect of decreasing our consolidated sales by $1.7 million and increasing our consolidated sales by $3.0 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2011 and 2010).

Gross Profit. For the three month periods ended June 30, 2011 and 2010, gross profit was $197 million and $163 million, respectively, an increase of 21%. For these same periods, as a percentage of sales, gross profit was 78% and 77%, respectively. For the six month periods ended June 30, 2011 and 2010, gross profit was $383 million and $311 million, respectively, an increase of 23%. For these same periods, as a percentage of sales, gross profit was 78% and 77%, respectively. Our gross margins as a percentage of sales continue to benefit from our cost reduction strategies that we began implementing in 2009. This along with robust sales growth has allowed us to achieve and maintain stability in our gross margin percentage.

For the three month periods ended June 30, 2011 and 2010, the change in exchange rates had the effect of increasing our cost of sales by $1.4 million or 3% and increasing our cost of sales by $670,000 or 3%, respectively. For the six month periods ended June 30, 2011 and 2010, the change in exchange rates had the effect of increasing our cost of sales by $2.6 million or 3% and increasing our cost of sales by $1.4 million or 3%, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with forward contracts. During the three month periods ended June 30, 2011 and 2010, these hedges had the effect of decreasing our cost of sales by $376,000 and $642,000, respectively. During the six month periods ended June 30, 2011 and 2010, these hedges had the effect of decreasing our cost of sales by $750,000 and $1.4 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2011 and 2010).

Operating Expenses. For the three month periods ended June 30, 2011 and 2010, operating expenses were $164 million and $133 million, respectively, an increase of 24%. This increase in our operating expenses was due to higher personnel related expenses of $11 million which included commissions, variable compensation and benefits, higher expenses related to marketing and outside services of $4.8 million, higher expenses for building and equipment of $3.1 million, higher travel related expenses of $2.9 million and higher equity based compensation of $1.1 million. Over the same period, the net impact of changes in foreign currency exchange rates increased our operating expense by $6 million. The increase in personnel expenses is related to a net increase in our average headcount of 562 employees.

For the six month periods ended June 30, 2011 and 2010, operating expenses were $313 million and $261 million respectively, an increase of 20%. This increase in our operating expenses was due to higher personnel related expenses of $19 million which included commissions, variable compensation and benefits as well as the fact that temporary cost cutting measures enacted in 2009 were still in place in January of 2010, higher expenses related to marketing and outside services of $10.5 million, higher expenses for building and equipment of $5.9 million, higher travel related expenses of $5.5 million and higher equity based compensation of $864,000. Over the same period, the net impact of changes in foreign currency exchange rates increased our operating expense by $8 million. The increase in personnel expenses is related to a net increase in our average headcount of 429 employees.

As a percentage of net sales, operating expenses in the three month periods ended June 30, 2011 and 2010, were 65% and 63%, respectively. The year over year increase in our operating expenses as a percentage of sales is attributed to the fact that we grew our overall operating expenses by 24% while our net sales grew by 20%. For the six month periods ended June 30, 2011 and 2010, operating expenses as a percentage of net sales were 64% and 65%, respectively. This year over year decrease in our operating expenses as a percentage of net sales is attributed to the fact that we grew our overall operating expenses by 20% while our net sales grew by 22%.

We believe that our long-term growth and success depends on developing high quality software and hardware products and delivering those products to our customers on a timely basis. To that end, we have made investments in research and development and our field sales force a priority in 2011. In the three month and six month periods ended June 30, 2011, we increased our research and development staff by 131 and 211, respectively, or 8% and 14%, respectively, and our field sales force by 30 and 62, respectively, or 5% and 11%, respectively. During the remainder of 2011, we expect to continue our investment in these areas although we expect the rate of growth to decrease in the third and fourth quarters relative to the first half of the year.

Operating Income.  For the three month periods ended June 30, 2011 and 2010, operating income was $33 million and $30 million, respectively, an increase of 8%. As a percentage of net sales, operating income was 13% and 14% respectively, in these same periods. For the six month periods ended June 30, 2011 and 2010, operating income was $69 million and $50 million, respectively, an increase of 39%. As a percentage of net sales, operating income was 14% and 12% respectively, in these same periods.

Interest Income. For the three month periods ended June 30, 2011 and 2010, interest income was $344,000 and $371,000, respectively, a decrease of 7%. For the six month periods ended June 30, 2011 and 2010, interest income was $685,000 and $671,000, respectively, an increase of 2%. We continued to see low yields for high quality investment alternatives that comply with our corporate investment policy. We do not expect yields in these types of investments to increase during the remainder of 2011.

Net Foreign Exchange (Loss). For the three month periods ended June 30, 2011 and 2010, net foreign exchange (loss) was $ (486,000) and $ (2.2) million, respectively. During the six month periods ended June 30, 2011 and 2010, net foreign exchange (loss) was $(709,000) and $(2.9) million, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar.  During the three and six month periods ended June 30, 2011, the U.S. dollar has generally declined against most of the major currencies in the markets in which we do business. Although this decline has been gradual, we cannot predict the direction or degree of future movements.  In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange gain (loss)”. Our hedging strategy reduced our foreign exchange gains by $1.1 million in the three month period ended June 30, 2011 and reduced our foreign exchange losses by $937,000 in three month period ended June 30, 2010. Our hedging strategy reduced our foreign exchange gains by $2.1 million in the six month period ended June 30, 2011 and reduced our foreign exchange gains by $1.4 million in six month period ended June 30, 2010.

Provision for Income Taxes.  For the three month periods ended June 30, 2011 and 2010, our provision for income taxes reflected an effective tax rate of 18% and 16%, respectively. For the six month periods ended June 30, 2011 and 2010, our provision for income taxes reflected an effective tax rate of 18% and 12%, respectively. The factors that caused our effective tax rate to change year-over-year are detailed in the table below:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(Unaudited)
Effective tax rate for the three and six month periods ended June 30, 2010	16%	12%
Change in unrecognized tax benefits for uncertain tax positions	(1)%	2%
Decreased profits in foreign jurisdictions with reduced income tax rates as a percentage of net income	4%	4%
Decrease in enhanced deduction for certain research and development expenses as a percentage of net income	4%	4%
Increase in the partial release of a deferred tax asset valuation allowance	(3)%	(3)%
Change in research and development tax credit	(2)%	(2)%
Other	-	1%
Effective tax rate at June 30, 2011	18%	18%

(See Note 9 – Income taxes of Notes to Consolidated Financial Statements for further discussion regarding changes in our effective tax rate and a reconciliation of income taxes at the U.S. federal statutory income tax rate of 35% to our effective tax rate).

Charges related to stock based compensation, amortization of acquired intangibles and acquisition related transaction costs. For the three and six month periods ended June 30, 2011 and June 30, 2010, the gross charges related to stock-based compensation as a component of cost of sales, sales and marketing, research and development, and general and administrative expenses and the total charges, net of tax, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2011	2010	2011	2010
Stock-based compensation
Cost of sales	$398	$320	$715	$682
Sales and marketing	2,457	1,996	4,379	4,100
Research and development	2,070	1,593	3,756	3,358
General and administrative	781	634	1,446	1,319
Provision for income taxes	(2,120)	(1,582)	(3,960)	(3,127)
Total	$3,586	$2,961	$6,336	$6,332

For the three and six month periods ended June 30, 2011 and June 30, 2010, the gross charges related to the amortization of acquisition related intangibles as a component of cost of sales and sales and marketing expenses and the total charges, net of tax, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2011	2010	2011	2010
Amortization of acquired intangibles
Cost of sales	$1,005	$922	$2,009	$1,644
Sales and marketing	100	100	177	222
Provision for income taxes	(359)	(327)	(709)	(580)
Total	$746	$695	$1,477	$1,286

For the three and six month periods ended June 30, 2011 and June 30, 2010, the gross charges related to acquisition related transaction costs as a component of sales and marketing and general and administrative expenses and the total charges, net of tax, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2011	2010	2011	2010
Acquisition related transaction costs
Sales and marketing	$982	$-	$982	$-
General and administrative	427	-	427	-
Provision for income taxes	(51)	-	(51)	-
Total	$1,358	$-	$1,358	$-

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments.  The following table presents our working capital, cash and cash equivalents and marketable securities (in thousands):

	June 30, 2011	December 31, 2010	Increase/ (Decrease)
	(unaudited)
Working capital	$475,728	$484,406	$(8,678)
Cash and cash equivalents (1)	207,367	219,447	(12,080)
Short-term investments (1)	112,341	131,215	(18,874)
Total cash, cash equivalents and short-term investments	$319,708	$350,662	$(30,954)

(1) Included in working capital

During the six month period ended June 30, 2011, our working capital decreased by $9 million. Factors contributing to this decrease in our working capital were a decrease in our cash, cash equivalents and short-term investments of $31 million, offset by an increase in inventory of $24 million, an increase in accounts receivable of $22 million, and an overall increase in current liabilities of $24 million. The increase in our working capital accounts, can be attributed to our overall business growth during the six month period ended June 30, 2011. The decrease in our cash, cash equivalents and short term investments is discussed in more detail below under the heading Cash Provided and (Used) in the Six Month Periods ended June 30, 2011 and 2010.

Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our cash and investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $35 million U.S. dollar equivalent that is denominated in Euro. At June 30, 2011, we had $320 million in cash, cash equivalents and short-term investments. Approximately $97 million or 30% of these amounts were held in domestic accounts with various financial institutions and $223 million or 70% was held in accounts outside of the U.S. with various financial institutions. Of our short-term investments $37 million or 33% is held in our investment accounts in the U.S. and $75 million or 67% is held in investment accounts of our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

Cash Provided and (Used) in the Six Month Periods ended June 30, 2011 and 2010.  Cash and cash equivalents decreased to $207 million at June 30, 2011 from $219 million at December 31, 2010. The following table summarizes the proceeds and (uses) of cash (in thousands):

	Six Months Ended June 30,
	2011	2010
	(unaudited)
Cash provided by operating activities	$73,296	$71,720
Cash (used by) investing activities	(87,940)	(68,578)
Cash provided (used) by financing activities	2,564	(19,189)
Net (decrease) in cash equivalents	(12,080)	(16,047)
Cash and cash equivalents at beginning of year	219,447	201,465
Cash and cash equivalents at end of period	$207,367	$185,418

For the six month periods ended June 30, 2011 and 2010, cash provided by operating activities was $73 million and $72 million, respectively. Year over year, we saw an increase in net income of $14 million offset by a decrease in cash provided by operating assets and liabilities of $12 million.

Accounts receivable increased to $149 million at June 30, 2011 compared to $127 million at December 31, 2010. Days sales outstanding was 51 days at June 30, 2011, compared to 48 days at December 31, 2010. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may face issues gaining access to sufficient funding or credit.

Consolidated inventory balances increased to $142 million at June 30, 2011 from $118 million at December 31, 2010. Inventory turns were 1.7 at June 30, 2011, compared to 2.0 at December 31, 2010. Inventory increased by $24 million during the six month period ended June 30, 2011, as we took actions to support our potential growth in the second half of the year and to respond to the supply concerns raised by the recent tragedy in Japan. Our inventory levels will continue to be determined based upon our anticipated demand for products and our need to keep sufficient inventory on hand to meet our customers’ demands. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels. Rapid changes in customer demand could have a significant impact on our inventory balances in future periods.

Investing activities used cash of $88 million during the six months ended June 30, 2011, as the result of our acquisitions of AWR Corporation (AWR) and Phase Matrix Inc. (PMI) for $45 million, net of cash received, and $28 million, net of cash received, respectively, as well as the purchase of property and equipment of $23 million, and capitalization of internally developed software of $9 million, offset by the net sale of $20 million of short-term investments. Investing activities used cash of $69 million during the six months ended June 30, 2010, which was the result of the net purchase of $44 million of short-term investments, the purchase of property and equipment of $10 million, and capitalization of internally developed software of $11 million. (See Note 16 – Acquisitions of Notes to Consolidated Financial Statements for further discussion regarding the acquisition of AWR and PMI).

Financing activities provided cash of $2.6 million during the six months ended June 30, 2011, which was the result of $24 million used to pay dividends to our stockholders offset by $21 million received from the issuance of our common stock from the exercise of stock options and our employee stock purchase plan as well as a tax benefit of $5 million. Financing activities used cash of $19 million during the six months ended June 30, 2010, as the result of $31 million used to repurchase our common stock and $20 million used to pay dividends to our stockholders, offset by $33 million received from the issuance of our common stock from the exercise of stock options and our employee stock purchase plan.

From time to time, our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. Under such programs, we repurchased a total of 2,089,098, 2,165,161 and 6,165,063 shares of our common stock at weighted average prices of $20.04, $15.97 and $16.81 per share, in the years ended December 31, 2010, 2009 and 2008, respectively. On April 21, 2010, our Board of Directors approved a new share repurchase program that increased the aggregate number of shares of common stock that we are authorized to repurchase from 1,011,147 to 4.5 million. At June 30, 2011, there were 3,932,245 shares remaining available for repurchase under this plan. This repurchase plan does not have an expiration date. We did not repurchase any shares of our common stock under this plan in the six month period ended June 30, 2011.

During the six months ended June 30, 2011, we received less proceeds from the exercise of stock options compared to the six months ended June 30, 2010. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control and in the future, we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, since 2005, it has been our practice to issue restricted stock units and not stock options to eligible employees which will reduce the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to us.

Contractual Cash Obligations.  Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. At June 30, 2011, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $9.1 million. At December 31, 2010, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $8 million.

At June 30, 2011, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $4.6 million. At December 31, 2010, we had outstanding guarantees for payment of customs, foreign grants and potential customer disputes totaling approximately $5 million.

Off-Balance Sheet Arrangements. We do not have any debt or off-balance sheet debt. At June 30, 2011, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Prospective Capital Needs.  We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations as well as from the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, payment of dividends to our stockholders and repurchases of our common stock for at least the next 12 months. We also believe these sources of cash will be sufficient to fund the construction of our manufacturing, logistics and research and development facility in Penang, Malaysia, which construction is scheduled to begin in the third quarter of 2011 and continue through the third quarter of 2012. However, we may choose or be required to raise additional funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. Historically, we have not had to rely on debt, public or private, to fund our operating, financing or investing activities. We could also choose or be required to reduce certain expenditures, such as payments of dividends or repurchases of our common stock. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•	acquisitions of other businesses, assets, products or technologies;
•	the timing cost or outcome of any future intellectual property or commercial disputes;
•	costs associated with the planned expansion of our manufacturing facilities in Malaysia;
•	required levels of research and development and other operating costs;
•	payment of our dividends;
•	capital improvements for new and existing facilities;
•	the overall levels of sales of our products and gross profit margins;
•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;
•	the levels of inventory and accounts receivable that we maintain;
•	repurchases of our common stock;
•	our relationships with suppliers and customers;
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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect of increasing our consolidated sales by $10 million or 5% in the three month period ended June 30, 2011, and increasing our consolidated sales by $9 million or 6% in the three month period ended June 30, 2010. The change in exchange rates had the effect of increasing our consolidated sales by $8 million or 2% in the six month period ended June 30, 2011, and increasing our consolidated sales by $17 million or 5% in the six month period ended June 30, 2010. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing our consolidated operating expenses by $6 million or 5% in the three month period ended June 30, 2011, and increasing our consolidated operating expenses by $4.1 million or 8% in the three month period ended June 30, 2010. The change in exchange rates had the effect increasing our consolidated operating expenses by $8 million or 3% in the six month period ended June 30, 2011, and increasing our consolidated operating expenses by $9 million or 7% in the six month period ended June 30, 2010.

During the three and six month periods ended June 30, 2011, the U.S. dollar has generally declined against most of the major currencies in the markets in which we do business. Although this decline has been gradual, we cannot predict the direction or degree of future movements.  In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

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

During the three month period ended June 30, 2011, our hedges had the effect of decreasing our consolidated sales by $983,000, decreasing our cost of sales by $376,000, and decreasing our operating expenses by $277,000. During the six month period ended June 30, 2011, our hedges had the effect of decreasing our consolidated sales by $1.7 million, decreasing our cost of sales by $750,000, and decreasing our operating expenses by $422,000. During the three month period ended June 30, 2010, our hedges had the effect of increasing our consolidated sales by $2 million, decreasing our cost of sales by $642,000, and decreasing our operating expenses by $219,000. During the six month period ended June 30, 2010, our hedges had the effect of increasing our consolidated sales by $3.0 million, decreasing our cost of sales by $1.4 million, and decreasing our operating expenses by $587,000.  (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales, cost of sales and operating expenses for the three month periods ended June 30, 2011 and 2010).

Inventory Management

The recent tragedies in Japan have, in a few cases, caused disruptions in our supply chain for a limited number of components we use in our manufacturing process. Some of these disruptions have been of a short term nature and others we expect to have a longer term impact.  In response to these uncertainties and where possible, we have accelerated purchases of affected tier-one components and are looking for opportunities to accelerate purchases of affected tier-two components. Where we have determined the disruptions to be long term or permanent, we have started taking steps to re-qualify alternate components and to redesign products where necessary. These activities may lead to an increase in our overall inventory levels and an increased risk of inventory obsolescence. We cannot rule out that additional disruptions in our supply chain may occur in the future. While the tragic events in Japan are beyond the normal scope of disruption, we will continue to assess our global inventory and work to mitigate these risks in order to avoid further supply chain disruptions.

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

Cash, Cash Equivalents and Short-Term Investments

At June 30, 2011, we had $320 million in cash, cash equivalents and short-term investments. We maintain cash and cash equivalents and short-term investments with various financial institutions located in many countries throughout the world. Approximately $97 million or 30% of these amounts were held in domestic accounts with various financial institutions and $223 million or 70% was held in accounts outside of the U.S. with various financial institutions. At June 30, 2011, $100 million or 48% of our cash and cash equivalents was held in cash in various operating accounts throughout the world, and $108 million or 52% was held in money market accounts throughout the world. The most significant of our operating accounts was our domestic operating account which held approximately $14 million or 7% of our total cash and cash equivalents at a bank that carried an A1 rating at June 30, 2011. Of our short-term investments, $37 million or 33% is held in our investment accounts in the U.S. and $74 million or 67% is held in investment accounts of our foreign subsidiaries.

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

We account for our investments in debt and equity instruments under FASB ASC 320 Investments – Debt and Equity Securities (FASB ASC 320). Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of shareholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments at June 30, 2011 and December 31, 2010 was $112 million and $131 million, respectively.

We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income. There were not any other than temporary impairments recognized in other expense during the three and six month periods ended June 30, 2011 and 2010.

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

In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of June 30, 2011, a 100 basis point increase or decrease in interest rates across all maturities would result in a $882,000 increase or decrease in the fair market value of our portfolio. As of December 31, 2010, a similar 100 basis point increase or decrease in interest rates across all maturities would result in a $1.0 million increase or decrease in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is an other than temporary impairment.

Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of June 30, 2011, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

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

Exchange Rate Risk

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. The principal currencies hedged are the Euro, British pound, Japanese yen and Hungarian forint. We monitor our foreign exchange exposures regularly to help ensure the overall effectiveness of our foreign currency hedge positions. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at June 30, 2011 and December 31, 2010, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $15 million and $10 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

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

During the three month period ended June 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a – 15 or Rule 15d – 15 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

We are not currently a party to any material litigation. However, in the ordinary course of our business, we are involved in legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. We also periodically receive notifications from various third parties related to alleged infringement of patents or intellectual property rights, commercial disputes or other matters. No assurances can be given with respect to the extent or outcome of any future litigation or dispute.

ITEM 1A.                      RISK FACTORS

Risks or Claims Associated With the Compliance With Our Pricing Provisions of Our GSA Contract Could Have a Material Adverse Impact on Our Results of Operations.From November 1999 to May 2011, we sold products to the U.S. government under a contract with the General Services Administration ("GSA"). During such time, our sales under the contract were approximately 2% of our total sales. Our contract with GSA contains a price reduction or "most favored customer" pricing provision. We have been in discussions with GSA regarding our compliance with this pricing provision and have provided GSA with information regarding our pricing practices. GSA recently conducted an on-site review of our GSA pricing practices and has orally informed us that GSA does not agree with our previous determination of the potential non-compliance amount. GSA has not informed us of its estimate of the non-compliance amount and GSA has not made any formal demand for pricing adjustments related to our GSA contract. However, GSA may make such a demand in the future, and there can be no assurance that the amount of any such demand, if we were required to pay it, would not have a material adverse impact on our results of operations. If GSA believes that our pricing practices did not comply with the contract, GSA could conduct a formal investigation of such matter or could refer such matter to the U.S. Department of Justice for investigation, including an investigation regarding potential violations of the False Claims Act, which could result in litigation and the possible imposition of a damage remedy that includes treble damages plus civil penalties, and could also result in us being suspended or debarred from future government contracting. Due to the complexities of conducting business with GSA, the relatively small amount of revenue we realized from our GSA contract, and our belief that we can continue to sell our products to U.S. government agencies through other contracting methods, we cancelled our contract with GSA in April 2011, effective May 2011. To date, we have not experienced any material adverse impact on our results of operations as a result of the cancellation of our GSA contract.

Our Acquisitions are Subject to a Number of Related Costs and Challenges that Could Have a Material Effect on Our Financial Position and Results of Operations.  We recently completed the acquisitions of AWR Corporation (AWR) and Phase Matrix Inc. (PMI). We may in the future acquire additional complementary businesses, products or technologies. Achieving the anticipated benefits of an acquisition depends upon whether the integration of the acquired business, products or technology is accomplished efficiently and effectively. In addition, successful acquisitions generally require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and R&D efforts. These difficulties can become more challenging due to the need to coordinate geographically separated organizations, the complexities of the technologies being integrated, and the necessities of integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration of operations following an acquisition also requires the dedication of management resources, which may distract attention from our day-to-day business and may disrupt key R&D, marketing or sales efforts. Our inability to successfully integrate AWR and PMI or any future acquisition could harm our business. The existing products previously sold by entities we have acquired may be of a lesser quality than our products and/or could contain errors that produce incorrect results on which users rely or cause failure or interruption of systems or processes that could subject us to liability claims that could have a material adverse effect on our operating results or financial position. Furthermore, products acquired in connection with acquisitions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transactions.

Changes in the Amount of Revenue Derived from Large Orders Could Adversely Affect our Gross Margin and Could Lead to Greater Variability in our Quarterly Results.  Our large order business, defined as orders with a value greater than $20,000, continues to grow as a percent of our overall business. As a percent of our overall business, larger orders reached a new high during the three month period ended June, 30, 2011. Larger orders may be more sensitive to changes in the global industrial economy, may be subject to greater discount variability and may contract at a faster pace during an economic downturn. Historically, our gross margins have been stable from period to period. As the amount of our revenue derived from larger orders increases in future periods, both in absolute dollars and as a percent of our overall business, our gross margins could experience greater volatility and see a greater negative impact from future downturns in the global industrial economy. This dynamic may also have an adverse effect on the historical seasonal pattern of our revenues and our results of operations.

Uncertain Economic Conditions Could Materially Adversely Affect Our Business and Results of Operations.  Our business is sensitive to fluctuations in general economic conditions, both in the U.S. and globally. Uncertainty associated with natural disasters, energy costs, budget and tax policies throughout the world’s developed economies, employment levels, labor costs, healthcare costs, negative financial news, foreign currency markets, declining income or asset values and credit availability, could negatively impact the spending patterns of businesses including our current and potential customers which may have an adverse effect on our revenues and therefore harm our business and results of operations. Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy. During the six month period ended June 30, 2011 and during 2010, the global industrial economy expanded. We cannot predict whether the global industrial economy will continue to grow or maintain stability throughout 2011. If this expansion cycle is not sustained, even at moderate growth levels, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and therefore harm our business and result of operations.

Our Quarterly Results are Subject to Fluctuations Due to Various Factors.  Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including:

•	changes in the amount of revenue derived from large orders;
•	the timing, cost or outcome of any future intellectual property or commercial disputes;
•	changes in the mix of products sold;
•	fluctuations in foreign currency exchange rates;
•	changes in the economy or credit markets in the U.S. or globally;
•	the availability and pricing of components from third parties (especially limited sources);
•	the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales;
•	changes in pricing policies by us, our competitors or suppliers;
•	delays in product shipments caused by human error or other factors; and,
•	disruptions in transportation channels.

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

We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results.  We established an operating budget for 2011. Our budgets are established based on the estimated revenue from sales of our products which are based on economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. If demand for our products in the remainder of 2011 is less than the demand we anticipated in setting our 2011 budget, our operating results could be negatively impacted. Our 2011 budget includes planned increases for research and development personnel and our field sales force. We anticipate the incremental cost of these additions will be partially offset by an expected reduction in our variable compensation in 2011. If we exceed the level of expenses established in our 2011 operating budget or if we cannot reduce budgeted expenditures in response to a decrease in revenue, our operating results could be adversely affected. Our spending could exceed our budgets due to a number of factors, including:

•	the timing cost or outcome of any future intellectual property or commercial disputes;
•	increased costs from hiring more product development engineers or other personnel;
•	increased costs from hiring more field sales personnel;
•	increased manufacturing costs resulting from component supply shortages or component price fluctuations;
•	additional marketing costs for new product introductions or for conferences and tradeshows;
•	increased component costs resulting from vendors increasing prices in response to increased economic activity; or
•	additional costs related to acquisitions, if any.

Our Income Tax Rate is Affected by our Tax Benefits in Hungary.  The profit from our Hungarian operation benefits from the fact that it is subject to an effective income tax rate that is lower than the U.S. federal statutory tax rate of 35%. Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $4.0 million and $3.5 million for the three month periods ended June 30, 2011 and 2010, respectively, and $7.4 million and $5.8 million for the six month periods ended June 30, 2011 and 2010, respectively. In addition, effective January 1, 2010, certain qualified research and development expenses became eligible for an enhanced tax deduction. The enhanced tax deduction for research expenses resulted in income tax benefits of $3.0 million and $4.1 million for the three month periods ended June 30, 2011 and 2010, respectively, and $6.8 million and $6.9 million for the six month periods ended June 30, 2011 and 2010, respectively.

This tax benefit may not be available in future years due to changes in political conditions in Hungary or changes in tax laws in Hungary and in the U.S. The reduction or elimination of these benefits in Hungary or future changes in U.S. law pertaining to the taxation of foreign earnings could result in an increase in our future effective income tax rate which could have a material adverse effect on our operating results. No countries other than Hungary had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service with regard to any foreign jurisdictions.

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

Any difficulties with the centralization of our distribution or delays in the implementation of the systems or processes to support this centralized distribution could result in an interruption of our normal operations, including our ability to process orders and ship products to our customers. Any failure or delay in distribution from our facilities in Hungary and Penang could have a material adverse effect on our operating results.

We Operate in Intensely Competitive Markets.  The markets in which we operate are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than we have, and we may face further competition from new market entrants in the future. A key competitor is Agilent Technologies Inc. (“Agilent”). Agilent offers hardware and software products that provide solutions that directly compete with our virtual instrumentation products and Agilent has recently released its own line of PXI based hardware. Agilent is aggressively advertising and marketing products that are competitive with our products. Because of Agilent’s strong position in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse effect on our operating results.

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

•	new product introductions by competitors;
•	the outcome of any future intellectual property or commercial disputes;
•	the ability of competitors to more fully leverage low cost geographies;
•	product pricing;
•	the impact of foreign exchange rates on product pricing;
•	adequate manufacturing capacity and supply of components and materials;
•	efficiency of manufacturing operations;
•	success in developing new products;
•	timing of our new product introductions;
•	effectiveness of sales and marketing resources and strategies;
•	strategic relationships with other suppliers;
•	quality and performance;
•	protection of our products by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	barriers to entry imposed by competitors with significant market power in new markets;
•	general market and economic conditions; and,
•	government actions throughout the world.

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

During 2010 and in the first six months of 2011, we continued to devote resources to the development of our web offering. In addition, we devoted significant resources to the upgrade of our Americas business application suite to Oracle’s version R12. There can be no assurance that we will not experience difficulties with our systems or web offerings. Difficulties with our systems or web offerings may interrupt our normal operations, including our ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. Any disruption occurring with these systems or web offerings may have a material adverse effect on our operating results.

In the first half of 2011, we completed the upgrade to the underlying infrastructure of our web site, ni.com.  During the remainder of 2011, we plan to devote significant resources to the upgrade of our business application suite used primarily by our European, Japanese, and global manufacturing operations to Oracle’s version R12. This upgrade represents the most complex IT endeavor in our history and consequently carries significant risk.  This project will entail a complete new implementation of the Oracle suite of applications as well as a migration of the data from the legacy system to the new one.  In addition to this upgrade, we expect to continue to devote resources to the continued development of our worldwide network infrastructure, business applications and web offerings. These types of system wide changes have the potential to cause significant business disruptions. We have plans to mitigate these potential business disruptions but there can be no certainty that our plans will be effective should such a disruption occur. Any failure to successfully implement these initiatives could have a material adverse effect on our operating results.

Recent Adoption of Complex Health Care Legislation and Related Regulations and Financial Reform Could Increase our Operating Costs. The adoption of the Patient Protection and Affordable Care Act and the related reconciliation measure, the Health Care and Education Reconciliation Act of 2010, and the regulations resulting from such legislation could increase the costs of providing health care to our employees. Due to the complexity of the legislation and the uncertain timing and content of the related regulations, we are unable to predict the amount and timing of any such increased costs. In addition it is likely that we will incur additional administrative costs to comply with certain provisions of this legislation. Due to the fact that many of the rules and regulations have not yet been defined, we are unable to predict the amount of these costs or to what extent we may need to divert other resources to comply with various provisions of this legislation. Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act could result in increased costs to us either as a result of our efforts to comply with the corporate governance provisions which may be applicable to us or due to the impact of such legislation on the derivative contracts or other financial instruments or financial markets that we utilize in the normal course of our business.

Our Revenues are Subject to Seasonal Variations.  In previous years, our revenues have been characterized by seasonality, with revenues typically growing from the first quarter to the second quarter, being relatively constant from the second quarter to the third quarter, growing in the fourth quarter compared to the third quarter and declining in the first quarter of the following year from the fourth quarter of the preceding year. This historical trend has been affected and may continue to be affected in the future by broad fluctuations in the global industrial economy, the economic impact of larger orders as well as the timing of new product introductions or acquisitions, if any. We cannot predict whether the global industrial economy will continue to grow or maintain stability throughout 2011. Our total operating expenses have in the past tended to increase in each successive quarter and have fluctuated as a percentage of revenue based on the seasonality of our revenue. We are budgeting to increase our research and development personnel and our field sales force during the remainder of 2011. The timing and extent of these personnel additions could affect our historical patterns of operating costs as a percent of revenue and our historical patterns of profitability.

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

Our Products are Complex and May Contain Bugs or Errors.  As has occurred in the past and as may be expected to occur in the future, our new software products or new operating systems of third parties on which our products are based often contain bugs or errors that can result in reduced sales or cause our support costs to increase, either of which could have a material adverse impact on our operating results.

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

In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us such as the Foreign Corrupt Practices Act. Although we have policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, including those based in or from countries where practices which violate such U.S. laws may be customary, will not take actions in violation of our policies. Any violation of foreign or U.S. laws by our employees, contractors or agents, even if such violation is prohibited by our policies, could have a material adverse effect on our business. We must also comply with various import and export regulations. The application of these various regulations depends on the classification of our products which can change over time as such regulations are modified or interpreted. As a result, even if we are currently in compliance with applicable regulations, there can be no assurance that we will not have to incur additional costs or take additional compliance actions in the future. Failure to comply with these regulations could result in fines or termination of import and export privileges, which could have a material adverse effect on our operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar.

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect of increasing our consolidated sales by $10 million or 5% in the three month period ended June 30, 2011, and increasing our consolidated sales by $9 million or 6% in the three month period ended June 30, 2010. The change in exchange rates had the effect of increasing our consolidated sales by $8 million or 2% in the six month period ended June 30, 2011, and increasing our consolidated sales by $17 million or 5% in the six month period ended June 30, 2010. Since most of our international operating expenses are also incurred in local currencies the change in exchange rates had the effect of increasing our consolidated operating expenses by $6 million or 5% in the three month period ended June 30, 2011, and increasing our consolidated operating expenses by $4.1 million or 8% in the three month period ended June 30, 2010. The change in exchange rates had the effect of increasing our consolidated operating expenses by $8 million or 3% in the six month period ended June 30, 2011, and increasing our consolidated operating expenses by $9 million or 7% in the six month period ended June 30, 2010.

During the three and six month periods ended June 30, 2011, the U.S. dollar generally declined against most of the major currencies in the markets in which we do business. Although this decline has been gradual, we cannot predict the direction or degree of future movements.  In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our management’s certification of adequate disclosure controls and procedures as of June 30, 2011. Our most recent annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. Our most recent Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of June 30, 2011 with respect to the shares of our common stock that we repurchased during the second quarter of 2011.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1, 2011 to April 30, 2011	-	$-	-	3,932,245
May 1, 2011 to May 31, 2011	-	-	-	3,932,245
June 1, 2011 to June 30, 2011	-	-	-	3,932,245
Total	-	$-	-

(1)
For the past several years, we have maintained various stock repurchase programs. At June 30, 2011, there were 3,932,245 shares available for repurchase under the plan approved on April 21, 2010. This repurchase plan does not have an expiration date.

ITEM 5.                      OTHER INFORMATION

From time to time our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Jeffrey L. Kodosky and James J. Truchard have made periodic sales of our stock pursuant to such plans.

ITEM 6.                      EXHIBITS

3.1(1)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(4)	Specimen of Common Stock certificate of the Company.
4.2(5)	Rights Agreement dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A.
10.1(4)	Form of Indemnification Agreement.
10.2(6)	1994 Incentive Plan, as amended.*
10.3(7)	1994 Employee Stock Purchase Plan, as amended.*
10.5(8)	National Instruments Corporation Annual Incentive Program, as amended.*
10.6(9)	2005 Incentive Plan.*
10.7(10)	2005 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.8(10)	2005 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.9(10)	2005 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.10(10)	2005 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.11(11)	2010 Incentive Plan.*
10.12(12)	2010 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.13(13)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.14(14)	2010 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.15(15)	2010 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Registration Statement on Form 8-A on April 27, 2004.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(5)	Incorporated by reference to exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on January 28, 2004.
(6)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q on August 5, 2004.
(7)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on May 16, 2011.
(8)	Incorporated by reference to exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on October 22, 2010.
(9)	Incorporated by reference to exhibit A of the Company’s Proxy Statement dated and filed on April 4, 2005.
(10)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q on August 2, 2006.
(11)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on May 17, 2010.
(12)	Incorporated by reference to exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
(13)	Incorporated by reference to exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
(14)	Incorporated by reference to exhibit 10.4 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
(15)	Incorporated by reference to exhibit 10.5 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
*	Management Contract or Compensatory Plan or Arrangement
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

NATIONAL INSTRUMENTS CORPORATIOLN

Dated: July 28, 2011	By:	/s/ Alex M. Davern
Alex M. Davern
EVP, Chief Operating Officer,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)