Form 10-Q
period 2011-09-30
NATIONAL INSTRUMENTS CORP /DE/
filed 2011-10-27
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2011 or

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

Large accelerated filer ☒                                          Accelerated filer ☐                                Non-accelerated filer ☐                                            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2011
Common Stock - $0.01 par value	120,397,206

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2011	December 31, 2010
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$196,511	$219,447
Short-term investments	139,372	131,215
Accounts receivable, net	158,608	127,214
Inventories, net	132,554	117,765
Prepaid expenses and other current assets	46,068	36,239
Deferred income taxes, net	16,122	18,838
Total current assets	689,235	650,718
Property and equipment, net	182,300	160,410
Goodwill	131,353	70,278
Intangible assets, net	90,142	52,816
Other long-term assets	22,649	25,460
Total assets	$1,115,679	$959,682
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$39,650	$33,544
Accrued compensation	38,444	27,734
Deferred revenue	83,336	71,650
Accrued expenses and other liabilities	35,290	16,538
Other taxes payable	22,117	16,846
Total current liabilities	218,837	166,312
Deferred income taxes	36,413	29,477
Liability for uncertain tax positions	15,376	14,953
Other long-term liabilities	18,255	4,395
Total liabilities	288,881	215,137
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $0.01; 180,000,000 shares authorized; 120,398,881 and 117,904,976 shares issued and outstanding, respectively	1,204	1,179
Additional paid-in capital	459,486	407,713
Retained earnings	370,211	336,363
Accumulated other comprehensive (loss)	(4,103)	(710)
Total stockholders’ equity	826,798	744,545
Total liabilities and stockholders’ equity	$1,115,679	$959,682

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales:
Product	$247,256	$203,188	$699,007	$573,413
Software maintenance	20,839	17,261	60,222	49,844
GSA Accrual	(13,107)	-	(13,107)	-
Total net sales	254,988	220,449	746,122	623,257

Cost of sales:
Product	$63,579	$50,380	$169,340	$139,818
Software maintenance	1,636	1,523	4,237	3,966
Total cost of sales	65,215	51,903	173,577	143,784

Gross profit	189,773	168,546	572,545	479,473

Operating expenses:
Sales and marketing	$103,195	$79,494	$286,547	$233,166
Research and development	54,674	39,971	144,569	114,912
General and administrative	21,148	17,392	61,219	49,701
Total operating expenses	179,017	136,857	492,335	397,779

Operating income	10,756	31,689	80,210	81,694

Other income (expense):
Interest income	$354	$380	$1,039	$1,051
Net foreign exchange gain (loss)	(708)	426	(1,417)	(2,475)
Other income (expense), net	(95)	160	(220)	970
Income before income taxes	10,307	32,655	79,612	81,240
Provision for (benefit from) income taxes	(2,429)	4,522	9,867	10,152

Net income	$12,736	$28,133	$69,745	$71,088

Basic earnings per share	$0.11	$0.24	$0.58	$0.61

Weighted average shares outstanding - basic	120,308	117,264	119,585	116,748

Diluted earnings per share	$0.11	$0.24	$0.58	$0.60

Weighted average shares outstanding - diluted	121,102	118,293	121,027	118,272

Dividends declared per share	$0.10	$0.09	$0.30	$0.26

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flow from operating activities:
Net income	$69,745	$71,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,745	28,220
Stock-based compensation	16,650	14,194
Tax (benefit) expense from deferred income taxes	(491)	1,174
Tax (benefit) expense from stock option plans	(5,047)	599
Changes in operating assets and liabilities:
Accounts receivable	(23,509)	(17,298)
Inventories	(12,376)	(14,712)
Prepaid expenses and other assets	(9,000)	(15,328)
Accounts payable	4,112	9,171
Deferred revenue	10,215	6,698
Taxes and other liabilities	30,456	33,938
Net cash provided by operating activities	116,500	117,744

Cash flow from investing activities:
Capital expenditures	(40,329)	(14,404)
Capitalization of internally developed software	(11,412)	(14,300)
Additions to other intangibles	(3,226)	(2,253)
Acquisitions, net of cash received	(73,558)	(2,191)
Purchases of short-term investments	(93,299)	(88,226)
Sales and maturities of short-term investments	86,086	63,519
Net cash (used by) investing activities	(135,738)	(57,855)

Cash flow from financing activities:
Proceeds from issuance of common stock	27,152	38,368
Repurchase of common stock	-	(41,862)
Dividends paid	(35,897)	(30,417)
Tax benefit (expense) from stock option plans	5,047	(599)
Net cash (used by) financing activities	(3,698)	(34,510)

Net change in cash and cash equivalents	(22,936)	25,379
Cash and cash equivalents at beginning of period	219,447	201,465
Cash and cash equivalents at end of period	$196,511	$226,844

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at September 30, 2011 and December 31, 2010, and the results of our operations for the three month and nine month periods ended September 30, 2011 and September 30, 2010 and the cash flows for the nine month periods ended September 30, 2011 and September 30, 2010. Operating results for the three month and nine month periods ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three month and nine month periods ended September 30, 2011 and 2010, respectively, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2011	2010	2011	2010
Weighted average shares outstanding-basic	120,308	117,264	119,585	116,748
Plus: Common share equivalents
Stock options, restricted stock units	794	1,029	1,442	1,524
Weighted average shares outstanding-diluted	121,102	118,293	121,027	118,272

Stock options to acquire 1,400,000 shares and 717,000 shares for the three month periods ended September 30, 2011 and 2010, respectively, and 640,000 shares and 852,000 shares for the nine month periods ended September 30, 2011 and 2010, respectively, were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

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

Note 3 – Cash, cash equivalents and short-term investments

The following table summarizes unrealized gains and losses related to our cash, cash equivalents and short-term investments designated as available-for-sale (in thousands):

	As of September 30, 2011 (unaudited)
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Cumulative Translation Adjustment	Fair Value
Cash	$96,845	$-	$-	$-	$96,845
Money market accounts	99,666	-	-	-	99,666
Municipal bonds	15,421	20	-	-	15,441
Corporate bonds	77,456	1	(276)	-	77,181
U.S. treasuries and agencies	11,026	-	(7)	-	11,019
Foreign government bonds	36,135	193	-	(3,348)	32,980
Time deposits	2,751	-	-	-	2,751
Cash, Cash equivalents and short-term investments	$339,300	$214	$(283)	$(3,348)	$335,883

	As of December 31, 2010
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Cumulative Translation Adjustment	Fair Value
Cash	$86,344	$-	$-	$-	$86,344
Money market accounts	133,103	-	-	-	133,103
Municipal bonds	16,843	18	-	-	16,861
Corporate bonds	56,141	38	(69)	-	56,110
U.S. treasuries and agencies	23,142	13	(20)	-	23,135
Foreign government bonds	36,010	89	(32)	(3,410)	32,657
Time deposits	2,452	-	-	-	2,452
Cash, Cash equivalents and short-term investments	$354,035	$158	$(121)	$(3,410)	$350,662

The following table summarizes the contractual maturities of our investments designated as available-for-sale (in thousands):

	As of September 30, 2011 (Unaudited)
	Adjusted Cost	Fair Value
Due in less than 1 year	$81,716	$79,909
Due in 1 to 5 years	61,073	59,463
Total short-term investments	$142,789	$139,372

Due in less than 1 year	Adjusted Cost	Fair Value
Municipal bonds	$15,421	$15,441
Corporate bonds	42,084	41,940
U.S. treasuries and agencies	3,011	3,011
Foreign government bonds	18,449	16,766
Time deposits	2,751	2,751
Total short-term investments	$81,716	$79,909

Due in 1 to 5 years	Adjusted Cost	Fair Value
Corporate bonds	$35,372	$35,241
U.S. treasuries and agencies	8,015	8,008
Foreign government bonds	17,686	16,214
Total short-term investments	$61,073	$59,463

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Inputs that are not based on observable market data

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at Reporting Date Using (Unaudited)
Description	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money Market Funds	$99,666	$99,666	$-	$-
Short-term investments available for sale:
Municipal bonds	15,441	-	15,441	-
Corporate bonds	77,181	-	77,181	-
U.S. treasuries and agencies	11,019	-	11,019	-
Foreign government bonds	32,980	-	32,980	-
Time deposits	2,751	-	2,751	-
Derivatives	3,254	-	3,254	-
Total Assets	$242,292	$99,666	$142,626	$-

Liabilities
Derivatives	$(3,115)	$-	$(3,115)	$-
Total Liabilities	$(3,115)	$-	$(3,115)	$-

	Fair Value Measurements at Reporting Date Using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money Market Funds	$133,103	$133,103	$-	$-
Short-term investments available for sale:
Municipal bonds	16,861	-	16,861	-
Corporate bonds	56,110	-	56,110	-
U.S. treasuries and agencies	23,135	-	23,135	-
Foreign government bonds	32,657	-	32,657	-
Time deposits	2,452	-	2,452	-
Derivatives	2,325	-	2,325	-
Total Assets	$266,643	$133,103	$133,540	$-

Liabilities
Derivatives	$(3,733)	$-	$(3,733)	$-
Total Liabilities	$(3,733)	$-	$(3,733)	$-

We value our available-for-sale short term investments based on pricing from third party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. We classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. Short-term investments available-for-sale consists of debt securities issued by states of the U.S. and political subdivisions of the U.S., corporate debt securities and debt securities issued by U.S. government corporations and agencies as well as debt securities issued by foreign governments. All short-term investments available-for-sale have contractual maturities of less than 24 months.

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of similar instruments. There were not any transfers in or out of Level 1 or Level 2 during the three and nine month periods ended September 30, 2011.

Certain investments have been reclassified to conform to current year presentation.

We did not have any items that were measured at fair value on a nonrecurring basis at September 30, 2011 and December 31, 2010.

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

We have operations in over 40 countries. Sales outside of the Americas accounted for 61% and 56% of our revenues during the three month periods ended September 30, 2011 and 2010, respectively, and 60% and 57% of our revenues during the nine month periods ended September 30, 2011 and 2010, respectively.  Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

Cash flow hedges

To help protect against the reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales over the next one to two years, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue and forecasted expenses denominated in foreign currencies with forward and purchased option contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. For option contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the option contracts net of the premium paid designated as hedges. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money”. We purchase foreign currency forward and option contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, British pound sterling, Korean won and Hungarian forint) and limit the duration of these contracts to 40 months or less.

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

We held forward contracts with a notional amount of $65.0 million dollar equivalent of Euro, $1.6 million dollar equivalent of British pound sterling, $48.2 million dollar equivalent of Japanese yen, $5.3 million dollar equivalent of Korean won and $33.3 million dollar equivalent of Hungarian forint at September 30, 2011. These contracts are for terms of up to 24 months. At December 31, 2010, we held forward contracts with a notional amount of $28.3 million dollar equivalent of Euro, $6.0 million dollar equivalent of British pound sterling, $18.4 million dollar equivalent of Japanese yen, and $33.4 million dollar equivalent of Hungarian forint.

We did not have any purchased option contracts at September 30, 2011. At September 30, 2010, we held purchased option contracts with a notional amount of $8.7 million dollar equivalent of Euro.

At September 30, 2011, we expect to reclassify $1.2 million of losses on derivative instruments from accumulated other comprehensive income to net sales during the next twelve months when the hedged international sales occur, $107,000 of gains on derivative instruments from accumulated OCI to cost of sales when the cost of sales are incurred and $49,000 of gains on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at September 30, 2011. Actual results may vary as a result of changes in the corresponding exchange rate subsequent to this date.

We did not record any ineffectiveness from our hedges during the nine months ended September 30, 2011.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 120 days. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss)”. As of September 30, 2011 and December 31, 2010, we held foreign currency forward contracts with a notional amount of $39.8 million and $41.3 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets and the effect of derivative instruments on our Consolidated Statements of Income.

Fair Values of Derivative Instruments (in thousands):

	Asset Derivatives
	September 30, 2011 (Unaudited)		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$717	Prepaid expenses and other current assets	$1,104

Foreign exchange contracts - LT forwards	Other long-term assets	169	Other long-term assets	490
Total derivatives designated as hedging instruments		$886		$1,594

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$2,368	Prepaid expenses and other current assets	$731
Total derivatives not designated as hedging instruments		$2,368		$731

Total derivatives		$3,254		$2,325

	Liability Derivatives
	September 30, 2011 (Unaudited)		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(1,808)	Accrued expenses and other liabilities	$(2,677)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(1,115)	Other long-term liabilities	-
Total derivatives designated as hedging instruments		$(2,923)		$(2,677)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(191)	Accrued expenses and other liabilities	$(1,056)
Total derivatives not designated as hedging instruments		$(191)		$(1,056)

Total derivatives		$(3,114)		$(3,733)

Effect of derivative instruments on our Consolidated Statements of Income for the three month periods ended September 30, 2011 and 2010, respectively (in thousands):

September 30, 2011 (Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$1,097	Net sales	$(1,124)	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	(3,608)	Cost of sales	507	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	(1,684)	Operating expenses	190	Net foreign exchange gain (loss)	-
Total	$(4,195)		$(427)		$-

September 30, 2010 (Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(6,201)	Net sales	$1,358	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	2,558	Cost of sales	374	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	1,299	Operating expenses	266	Net foreign exchange gain (loss)	-
Total	$(2,344)		$1,998		$-

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		September 30, 2011 (Unaudited)	September 30, 2010 (Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$2,744	$(2,233)
Total		$2,744	$(2,233)

Effect of derivative instruments on our Consolidated Statements of Income for the nine month periods ended September 30, 2011 and 2010, respectively (in thousands):

September 30, 2011 (Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$630	Net sales	$(2,864)	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	(1,128)	Cost of sales	1,257	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	(541)	Operating expenses	612	Net foreign exchange gain (loss)	-
Total	$(1,039)		$(995)		$-

September 30, 2010 (Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(4,457)	Net sales	$4,407	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	(2,152)	Cost of sales	1,785	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	(1,095)	Operating expenses	853	Net foreign exchange gain (loss)	-
Total	$(7,704)		$7,045		$-

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		September 30, 2011 (Unaudited)	September 30, 2010 (Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$641	$(857)
Total		$641	$(857)

Note 6 – Inventories

Inventories, net consist of the following (in thousands):

	September 30,	December 31,
	2011 (Unaudited)	2010

Raw materials	$58,666	$55,218
Work-in-process	5,425	6,359
Finished goods	68,463	56,188
	$132,554	$117,765

Note 7 – Intangibles

Intangibles at September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011 (Unaudited)			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$52,400	$(26,153)	$26,247	$40,481	$(16,217)	$24,264
Acquired technology	67,308	(29,904)	37,404	35,634	(25,017)	10,617
Patents	22,180	(7,025)	15,155	20,790	(6,312)	14,478
Other	23,860	(12,524)	11,336	14,059	(10,602)	3,457
	$165,748	$(75,606)	$90,142	$110,964	$(58,148)	$52,816

Capitalized software development costs for the three month periods ended September 30, 2011 and 2010, were $2.1   million and $3.4 million, respectively, and related amortization expense was $3.3 million and $2.8 million, respectively. For the nine month periods ended September 30, 2011 and 2010, capitalized software development costs were $11.9 million and $15.0 million, respectively, and related amortization expense was $9.9 million and $7.9 million, respectively. For the three month periods ended September 30, 2011 and 2010, capitalized software development costs included costs related to stock based compensation of $96,000 and $144,000, respectively. For the nine month periods ended September 30, 2011 and 2010, capitalized software development costs included costs related to stock based compensation of $508,000 and $655,000, respectively.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Acquired intangible assets which include acquired technology and other are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally ten to seventeen years. Total intangible assets amortization expenses were $6.8 million and $5.2 million for the three month periods ended September 30, 2011 and 2010, respectively, and $17.5 million and $13.4 million for the nine month periods ended September 30, 2011 and 2010, respectively.

The overall increase in our acquired technology and other intangible assets can be attributed to our acquisitions of AWR Corporation and Phase Matrix Inc. See Note 16 – Acquisitions of Notes to Consolidated Financial Statements for additional discussion related to these acquisitions.

Note 8 – Goodwill

The carrying amount of goodwill as of September 30, 2011, was as follows (in thousands):

Amount
Balance as of December 31, 2010	$70,278
Acquisitions	61,069
Divestitures	-
Foreign currency translation impact	6
Balance as of September 30, 2011	$131,353

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

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $15.4 million and $15.0 million of unrecognized tax benefits at September 30, 2011 and December 31, 2010, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross increase in unrecognized tax benefits of $853,000 and $3.6 million for the three and nine month periods ended September 30, 2011. We recorded a gross decrease in unrecognized tax benefits of $3.7 million for the three and nine month periods ended September 30, 2011, as a result of the closing of open years. As of September 30, 2011, it is deemed reasonable that we will recognize tax benefits in the amount of $2.2 million in the next twelve months due to the closing of open tax years. Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2011, we have approximately $618,000 accrued for interest related to uncertain tax positions. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority. The tax years 2004 through 2010 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of (24)% and 14% for the three month periods ended September 30, 2011 and 2010, respectively, and 12% for the nine month periods ended September 30, 2011 and 2010, respectively. For the three and nine month periods ended September 30, 2011, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, the U.S. federal research and development credit, a decrease in unrecognized tax benefits for uncertain tax positions and the tax benefit from our GSA accrual. For the three and nine month periods ended September 30, 2010, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of the partial release of a deferred tax asset valuation allowance, an enhanced deduction for certain research and development expenses and profits in foreign jurisdictions with reduced income tax rates. For the nine months ended September 30, 2010, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of the partial release of a deferred tax asset valuation allowance, an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates and a decrease in unrecognized tax benefits for uncertain tax positions.

Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $1.4 million and $4.0 million for the three month periods ended September 30, 2011 and 2010, respectively, and $8.8 million and $9.9 million for the nine month periods ended September 30, 2011 and 2010, respectively. No countries other than Hungary had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service with regard to any foreign jurisdictions.

The tax position of our Hungarian operation continues to benefit from assets created by the restructuring of our operations in Hungary in 2003. In addition, our research and development activities in Hungary continue to benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. Partial release of the valuation allowance on assets from the restructuring and the enhanced tax deduction for research expenses resulted in income tax benefits of $2.2 million and $4.5 million for the three month periods ended September 30, 2011 and 2010, respectively, and $12.2 million and $12.3 million for the nine month periods ended September 30, 2011 and 2010, respectively.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward and option contracts and unrealized gains and losses on our investments designated as available for sale. Comprehensive income for the three and nine month periods ended September 30, 2011 and 2010, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2011	2010	2011	2010
Comprehensive income:
Net income	$12,736	$28,133	$69,745	$71,088
Foreign currency translation gains (losses), net of taxes	(8,589)	8,792	(1,165)	(2,577)
Unrealized (losses) on derivative instruments, net of taxes	(3,573)	(908)	(942)	(8,000)
Unrealized gains (losses) on investments designated as available for sale, net of taxes	(282)	(536)	(1,286)	235
Total comprehensive income	$292	$35,481	$66,352	$60,746

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

Awards under the plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares under the options vests over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and revenue growth but shares cannot accelerate to vest over a period of less than five years. Stock options must be exercised within ten years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the nine month period ended September 30, 2011, we did not make any changes in accounting principles or methods of estimates related to the 1994 Plan.

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

Our stockholders approved our 2010 Incentive Plan (the “2010 Plan”) on May 11, 2010. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 3,362,304 shares of common stock that were reserved but not issued under the 1994 Plan and the 2005 Plan as of May 11, 2010, and any shares that are returned to the 1994 Plan and the 2005 Plan as a result of the forfeiture or termination of options or RSUs or repurchases of shares issued under these plans. The 2010 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. At September 30, 2011, there were 5,094,572 shares available for grant under the 2010 Plan.

We estimate potential forfeitures of RSUs and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the nine month period ended September 30, 2011, we did not make any changes in accounting principles or methods of estimates related to the 2010 Plan.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan.  On May 10, 2011, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan, and at September 30, 2011, we had 3,921,240 shares of common stock reserved for future issuance under this plan. During the nine month period ended September 30, 2011, we issued 699,602 shares under this plan. The weighted average fair value of the employees’ purchase rights for these shares was $21.78 per share and was estimated using the Black-Scholes model. During the nine month period ended September 30, 2011, we did not make any changes in accounting principles or methods of estimates related to the employee stock purchase plan.

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

There were not any shares of preferred stock issued and outstanding at September 30, 2011.

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

Total net sales, operating income, interest income and long-lived assets, classified by the major geographic areas in which we operate, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2011	2010	2011	2010
Net sales:
Americas:	$98,537	$97,031	$299,614	$266,300
Europe:	75,127	59,882	222,566	177,681
Asia Pacific:	81,324	63,536	223,942	179,276
	$254,988	$220,449	$746,122	$623,257

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2011	2010	2011	2010
Operating income:
Americas	$1,401	$21,395	$40,186	$52,689
Europe	31,867	31,347	100,562	87,409
Asia Pacific	32,162	18,918	84,031	56,508
Unallocated:
Research and development expenses	(54,674)	(39,971)	(144,569)	(114,912)
	$10,756	$31,689	$80,210	$81,694

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2011	2010	2011	2010
Interest income:
Americas	$82	$177	$352	$433
Europe	238	182	591	546
Asia Pacific	34	21	96	72
	$354	$380	$1,039	$1,051

	September 30, 2011	December 31, 2010
	(unaudited)
Long-lived assets:
Americas	$109,912	$103,033
Europe	44,480	40,083
Asia Pacific	27,908	17,294
	$182,300	$160,410

Total sales outside the U. S. for the three month periods ended September 30, 2011 and 2010, were $163.7 million and $131.3 million, respectively, and $470.2 million and $378.9 million for the nine month periods ended September 30, 2011 and 2010, respectively.

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

The warranty reserve for the nine month periods ended September 30, 2011 and 2010, respectively, was as follows (in thousands):

	Nine Months Ended
	September 30,
	(unaudited)
	2011	2010
Balance at the beginning of the period	$921	$921
Accruals for warranties issued during the period	2,175	1,485
Settlements made (in cash or in kind) during the period	(2,175)	(1,483)
Balance at the end of the period	$921	$923

As of September 30, 2011, we have non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $11.9 million over the next twelve months.

As of September 30, 2011, we have outstanding guarantees for payment of customs and foreign grants totaling approximately $4.2 million, which are generally payable over the next twelve months.

From November 1999 to May 2011, we sold products to the U.S. government under a contract with the General Services Administration ("GSA"). During such time, our sales under the contract were approximately 2% of our total sales. Our contract with GSA contained a price reduction or "most favored customer" pricing provision. For the past several months, we have been in discussions with GSA regarding our compliance with this pricing provision and have provided GSA with information regarding our pricing practices. GSA conducted an on-site review of our GSA pricing practices and orally informed us that GSA did not agree with our previous determination of the potential non-compliance amount.  GSA subsequently requested that we conduct a further analysis of the non-compliance amount based upon a methodology that GSA proposed.   This analysis resulted in calculated overpayments (including added interest) by GSA to us of approximately $13.1 million. GSA is reviewing the analysis and has not yet officially responded, and has not made any formal demand for pricing adjustments related to our GSA contract. However, GSA may make such a demand in the future, and there can be no assurance that the amount of any such demand, if we were required to pay it, would not have a material adverse impact on our results of operations. If GSA believes that our pricing practices did not comply with the contract, GSA could conduct a formal investigation of such matter or could refer such matter to the U.S. Department of Justice for investigation, including an investigation regarding potential violations of the False Claims Act, which could result in litigation and the possible imposition of a damage remedy that includes treble damages plus civil penalties, and could also result in us being suspended or debarred from future government contracting.  As a result of the foregoing, during the quarter ended September 30, 2011, we established an accrual of $13.1 million which represents the amount of the loss contingency that is reasonably estimable at this time.  There can be no assurance that our actual losses will not exceed such reserve amount. Due to the complexities of conducting business with GSA, the relatively small amount of revenue we realized from our GSA contract, and our belief that we can continue to sell our products to U.S. government agencies through other contracting methods, we cancelled our contract with GSA in April 2011, effective May 2011. To date, we have not experienced any material adverse impact on our results of operations as a result of the cancellation of our GSA contract.

Note 14 – Recently issued accounting pronouncements

In October 2009, the FASB updated FASB ASC 605, Revenue Recognition (FASB ASC 605) that amended the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third–party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments will change the application of the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. On January 1, 2011, we adopted the accounting update as required on a prospective basis. The adoption of the amended revenue recognition rules did not change the units of accounting for our revenue transactions. It also did not significantly change how we allocated the arrangement consideration to the various units of accounting or the timing of revenue. The impact of our adoption was not material to our consolidated financial statements for the three and nine month periods ended September 30, 2011. We cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified sales arrangements in any given period.  In addition, as our, or our competitors’, pricing practices and strategies evolve, we may modify our pricing practices in the future. This may result in a different allocation of revenue to the deliverables in the multiple element arrangements from the current fiscal quarter, which may change the pattern and timing of revenue recognition for these elements, but will not change the total revenue recognized for the arrangement.

In January 2010, the FASB updated FASB ASC 820, Fair Value Measurements and Disclosures (FASB ASC 820) that requires additional disclosures and clarifies existing disclosures regarding fair value measurements. The additional disclosures include (i) transfers in and out of Levels 1 and 2 and (ii) activity in Level 3 fair value measurements. The update provides amendments that clarify existing disclosures on level of disaggregation and disclosures about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the update on January 1, 2010 as required and subsequently adopted on January 1, 2011, the update surrounding disclosures on Level 3 fair value measurements and concluded it did not have a material impact on our consolidated financial position or results of operations.  In May 2011, the FASB updated FASB ASC 820 that resulted in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs).  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.  We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.

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

In September 2011, the FASB updated FASB ASC 350, Goodwill and Other (FASB ASC 350) that gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  The amendments are effective for annual and interim goodwill impairment test performed for fiscal years beginning after December 15, 2011.  We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.

Note 15 – Litigation

We are not currently a party to any material litigation. However, in the ordinary course of our business, we are involved in legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. We also periodically receive notifications from various third parties related to alleged infringement of patents or intellectual property rights, commercial disputes or other matters. See Note 13 – Commitments and Contingencies in the Notes to our Consolidated Financial Statements, for discussion of the accrual we have recorded in connection with our GSA contract. No assurances can be given with respect to the extent or outcome of any future litigation or dispute.

Note 16 – Acquisitions

AWR Corporation

On June 30, 2011, we acquired all of the outstanding shares of AWR Corporation (AWR), a privately held company that is a leading supplier of electronic design automation software for designing radio frequency and high-frequency components and systems for the semiconductor, aerospace and defense, communications and test equipment industries.   The acquisition is expected to improve customer productivity through increased interoperability between upfront design and validation and production test functions.  The purchase price of the acquisition was $66 million consisting of $54 million in cash and a three-year earn-out arrangement.  We funded the purchase price from existing cash balances.  The range of potential undiscounted payments that we could be required to make under the earn-out arrangement is between $0 and $29 million and are payable if AWR achieves certain revenue and operating income targets.  The fair value of the earn-out arrangement was estimated at $12 million using the income approach, the key assumptions which included probability-weighted revenue and operating expense growth projections.

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

Amount
Net tangible assets acquired	$10,718
Amortizable intangible assets	31,685
Deferred tax liability	(10,351)
Goodwill	34,343
Total	$66,395

Goodwill is not deductible for tax purposes. Amortizable intangible assets have useful lives of 5 years from the date of acquisition.

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

Amount
Net tangible assets acquired	$5,624
Amortizable intangible assets	8,331
Goodwill	26,725
Total	$40,680

Goodwill is deductible for tax purposes. Amortizable intangible assets have useful lives which range from 9 months to 8 years from the date of acquisition. These assets are also deductible for tax purposes.

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

On October 18, 2011, our Board of Directors declared a quarterly cash dividend of $0.10 per common share, payable November 28, 2011, to shareholders of record on November 7, 2011.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding our future financial performance or operations (including, without limitation, statements to the effect that we “believe,” "expect," "plan," "may," "will," "project," "continue," or "estimate" or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” beginning on page 39, and the discussion below. Readers are also encouraged to refer to the documents regularly filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for further discussion of our business and the risks attendant thereto.

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

The key strategies that we focus on in running our business are the following:

Expanding our broad customer base

We strive to increase our already broad customer base by serving a large market on many computer platforms, through a global marketing and distribution network. We also seek to acquire new technologies and expertise from time to time to open new opportunities for our existing product portfolio.

Maintaining a high level of customer satisfaction

To maintain a high level of customer satisfaction we strive to offer innovative, modular and integrated products through a global sales and support network. We strive to maintain a high degree of backwards compatibility across different platforms in order to preserve the customer’s investment in our products. In this time of intense global competition, we believe it is crucial that we continue to offer products with high quality and reliability, and that our products provide cost-effective solutions for our customers.

Leveraging external and internal technology

Our product strategy is to provide superior products by leveraging generally available technology, supporting open architectures on multiple platforms and by leveraging our core technologies such as custom application specific integrated circuits (“ASICs”) across multiple products.

We sell into test and measurement (“T&M”) and industrial/embedded applications in a broad range of industries and as such are subject to the economic and industry forces which drive those markets. It has been our experience that the performance of these industries and our performance is impacted by general trends in industrial production for the global economy and by the specific performance of certain vertical markets that are intensive consumers of measurement technologies. Examples of these markets are semiconductor capital equipment, telecom, defense, aerospace, automotive and others

In assessing our business, we consider the trends in the Global Purchasing Managers Index (“PMI”) published by JP Morgan, global industrial production as well as industry reports on the specific vertical industries that we target. Over the last 24 months, the PMI has reflected an expanding industrial economy by having an average value of 54 over that time period. However, the most recent reading for September 2011, showed the PMI had declined to 49.9, the first reading in the last 24 months that indicated a contraction in the global industrial economy. Historically, our business cycles have followed the expansion and contraction cycles in the PMI. During the nine month period ended September 30, 2011, the PMI had an average value of 54. A value above 50 is indicative of expansion in the global industrial economy. We are unable to predict whether the most recent reading indicating contraction, as measured by the PMI, will continue through the remainder of 2011 or into 2012. If this contraction continues or accelerates, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and therefore harm our business and results of operations.

We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for 61% and 56% of our revenues during the three month periods ended September 30, 2011 and 2010, respectively and 60% and 57% of our revenues during the nine month periods ended September 30, 2011 and 2010, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 12 - Segment information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and long-lived assets).

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

We believe that our long-term growth and success depend on delivering high quality software and hardware products on a timely basis. Accordingly, we focus significant efforts on research and development. We focus our research and development efforts on enhancing existing products and developing new products that incorporate appropriate features and functionality to be competitive with respect to technology, price and performance. Our success also is dependent on our ability to obtain and maintain patents and other proprietary rights related to technologies used in our products. We have engaged in litigation and where necessary, will likely engage in future litigation to protect our intellectual property rights. In monitoring and policing our intellectual property rights, we have spent and may be required to spend significant resources.

Our operating results fluctuate from period to period due to changes in global economic conditions and a number of other factors. As a result, we believe our historical results of operations should not be relied upon as indications of future performance. There can be no assurance that our net sales will grow or that we will remain profitable in future periods.

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. Our customers across all industries and geographic regions demonstrated increased order patterns during the nine month period ended September 30, 2011 compared to the same period in 2010. These positive order trends are consistent with the expansion we have seen in the global industrial economy as measured by the global PMI which has had an average reading of 54 during this period. We have seen these positive trends across all geographic regions and across all the vertical markets that we serve although the strength of the trend varies by region and by market. However, the most recent PMI reading for September 2011, showed the PMI had declined to 49.9, the first reading in that nine month period that indicated contraction in the global industrial economy. We are unable to predict whether the most recent reading indicating contraction, as measured by the PMI, will continue through the remainder of 2011 or into 2012. If this contraction continues or accelerates, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and therefore harm our business and results of operations. Our key strategies are to maintain a stable gross margin and to optimize our operating cost structure while maintaining strong employee productivity.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)
	2011	2010	2011	2010
Net sales:
Americas	38.6%	44.0%	40.2%	42.7%
Europe	29.5	27.2	29.8	28.5
Asia Pacific	31.9	28.8	30.0	28.8
Consolidated net sales	100.0	100.0	100.0	100.0
Cost of sales	25.6	23.5	23.3	23.1
Gross profit	74.4	76.5	76.7	76.9
Operating expenses:
Sales and marketing	40.5	36.1	38.4	37.4
Research and development	21.4	18.1	19.4	18.4
General and administrative	8.3	7.9	8.2	8.0
Total operating expenses	70.2	62.1	66.0	63.8
Operating income	4.2	14.4	10.7	13.1
Other income (expense):
Interest income	0.1	0.1	0.2	0.2
Net foreign exchange gain (loss)	(0.3)	0.2	(0.2)	(0.4)
Other income (expense), net	-	0.1	-	0.1
Income before income taxes	4.0	14.8	10.7	13.0
Provision for income taxes	(1.0)	2.0	1.4	1.6
Net income	5.0%	12.8%	9.3%	11.4%

Results of Operations for the Three and Nine Month Periods Ended September 30, 2011 and 2010

We reported continued strong revenue growth and all time record revenue in the three months ended September 30, 2011. We believe our strategic investments in innovation and customer adoption are key to our future growth, and we continue to be optimistic about our position in the industry.

Net Sales.  Our consolidated net sales were $255 million and $220 million for the three month periods ended September 30, 2011 and 2010, respectively, an increase of 16%. Our consolidated net sales for the three month period ended September, 30, 2011, were negatively impacted by the $13 million accrual related to our GSA contract. This matter is discussed in greater detail in Note 13 – Commitments and Contingencies in the Notes to our Consolidated Financial Statements. For the same periods, product sales were $247 million and $203 million, respectively, an increase of 22% and software maintenance sales were $21 million and $17 million, respectively, an increase of 21%. Products in the areas of virtual instrumentation and graphical system design, which comprised approximately 94% of our revenue in the three month period ended September 30, 2011, saw a year-over-year revenue increase of 24%. Instrument control products, which comprised approximately 6% of our revenues in the three month period ended September 30, 2011, saw a year-over-year revenue increase of 1%. In the three month period ended September 30, 2010, products in the areas of virtual instrumentation and graphical system design comprised approximately 93% of our revenue while instrument control products comprised approximately 7% of our revenues.

For the nine month periods ended September 30, 2011 and 2010, our consolidated net sales were $746 million and $623 million, respectively, an increase of 20%. Our consolidated net sales for the nine month period ended September 30, 2011, were negatively impacted by the $13 million accrual related to our GSA contract. For the same periods, product sales were $699 million and $573 million, respectively, an increase of 22% and software maintenance sales were $60 million and $50 million, respectively, an increase of 21%. Products in the areas of virtual instrumentation and graphical system design, which comprised approximately 94% of our revenue in the nine month period ended September 30, 2011, saw a year-over-year revenue increase of 23%. Instrument control products, which comprised approximately 6% of our revenues in the nine month period ended September 30, 2011, saw a year-over-year revenue increase of 8%. In the nine month period ended September 30, 2010, products in the areas of virtual instrumentation and graphical system design comprised approximately 93% of our revenue while instrument control products comprised approximately 7% of our revenues.

Revenues from our instrument control products are the most sensitive to the cycles of the global industrial economy. Our overall revenue increases in the three and nine month periods ended September 30, 2011 compared to the same periods in 2010, are attributed to increases in sales volume across all geographic regions of our business. We did not take any significant action with regard to pricing during the three and nine month periods ended September 30, 2011 and 2010.

Large orders, defined as orders with a value greater than $20,000, grew by 31%, year over year during the three month period ended September 30, 2011 and grew by 33%, year over year during the nine month period ended September 30, 2011. During the three and nine month periods ended September 30, 2011, these large orders were 48% and 45%, respectively, of our total sales. During the three and nine month periods ended September 30, 2010, these large orders were 43% and 41%, respectively, of our total sales. Larger orders may be more sensitive to changes in the global industrial economy, may be subject to greater discount variability and may contract at a faster pace during an economic downturn.

For the three month periods ended September 30, 2011 and 2010, net sales in the Americas were $98 million and $97 million, respectively, an increase of 2%. For these same periods, sales in the Americas, as a percentage of consolidated sales were 39% and 44%, respectively. In Europe, net sales were $75 million and $60 million for these same periods, an increase of 25%. For these same periods, sales in Europe, as a percentage of consolidated sales were 30% and 27%, respectively. In Asia, net sales were $81 million and $64 million for these same periods, an increase of 28%. For these same periods, sales in Asia, as a percentage of consolidated sales were 32% and 29%, respectively.

For the nine month periods ended September 30, 2011 and 2010, net sales in the Americas were $300 million and $266 million, respectively, an increase of 13%. For these same periods, sales in the Americas, as a percentage of consolidated sales were 40% and 43%, respectively. In Europe, net sales were $223 million and $178 million for these same periods, an increase of 25%. For these same periods, sales in Europe, as a percentage of consolidated sales were 30% and 29%, respectively. In Asia, net sales were $224 million and $179 million for these same periods, an increase of 25%. For these same periods, sales in Asia, as a percentage of consolidated sales were 30% and 29%, respectively.

For the three and nine month periods ended September 30, 2011, net sales in the Americas were negatively impacted by the $13 million accrual related to our GSA contract. We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries. We anticipate that sales growth in Asia may continue to be strong relative to the Americas and Europe and continue to grow as a percentage of our total net sales.

Almost all of the sales made by our direct sales offices in the Americas, outside of the U.S., in Europe and in Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. For the three month period ended September 30, 2011, in local currency terms, our consolidated net sales increased by $18 million or 9%, Americas sales increased by $626,000 or 1%, European sales increased by $5 million or 14%, and sales in Asia Pacific increased by $12 million or 19%, compared to the three month period ended September 30, 2010. During this same period, the change in exchange rates had the effect of increasing our consolidated sales by $18 million or 9%, increasing Americas sales by $879,000 or 1%, increasing European sales by $11 million or 30%, and increasing sales in Asia Pacific by $6 million or 10%.

For the nine month period ended September 30, 2011, in local currency terms, our consolidated net sales increased by $99 million or 17%, Americas sales increased by $32 million or 12%, European sales increased by $33 million or 23%, and sales in Asia Pacific increased by $35 million or 20%, compared to the nine month period ended September 30, 2010. During this same period, the change in exchange rates had the effect of increasing our consolidated sales by $26 million or 4%, increasing Americas sales by $1.7 million or 1%, increasing European sales by $14 million or 9%, and increasing sales in Asia Pacific by $11 million or 6%.

To help protect against a reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue denominated in foreign currencies with forward contracts. During the three month periods ended September 30, 2011 and 2010, these hedges had the effect of decreasing our consolidated sales by $1.1 million and increasing our consolidated sales by $1.4 million, respectively. During the nine month periods ended September 30, 2011 and 2010, these hedges had the effect of decreasing our consolidated sales by $2.9 million and increasing our consolidated sales by $4.4 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2011 and 2010).

Gross Profit. For the three month periods ended September 30, 2011 and 2010, gross profit was $190 million and $169 million, respectively, an increase of 13%. For each of these same periods, as a percentage of sales, gross profit was 74% and 77%, respectively. For the nine month periods ended September 30, 2011 and 2010, gross profit was $573 million and $479 million, respectively, an increase of 19%. For each of these same periods, as a percentage of sales, gross profit was 77%. Our gross margins as a percentage of sales continue to benefit from our cost reduction strategies that we began implementing in 2009. This along with robust sales growth has allowed us to achieve and maintain stability in our gross margin percentage. Our gross profit for the three and nine month periods ended September, 30, 2011, was negatively impacted by the $13 million accrual related to our GSA contract.

For the three month periods ended September 30, 2011 and 2010, the change in exchange rates had the effect of increasing our cost of sales by $1.9 million or 4% and increasing our cost of sales by $1.3 million or 3%, respectively. For the nine month periods ended September 30, 2011 and 2010, the change in exchange rates had the effect of increasing our cost of sales by $4.5 million or 3% and increasing our cost of sales by $2.7 million or 2%, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with forward contracts. During the three month periods ended September 30, 2011 and 2010, these hedges had the effect of decreasing our cost of sales by $507,000 and $374,000, respectively. During the nine month periods ended September 30, 2011 and 2010, these hedges had the effect of decreasing our cost of sales by $1.3 million and $1.8 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2011 and 2010).

Operating Expenses. For the three month periods ended September 30, 2011 and 2010, operating expenses were $179 million and $137 million, respectively, an increase of 31%. This increase in our operating expenses was due to higher personnel related expenses of $17 million which included commissions, variable compensation and benefits, higher expenses related to marketing and outside services of $5.3 million, higher expenses for building, equipment and supplies of $4.1 million, higher travel related expenses of $3.2 million and higher equity based compensation of $1.6 million. Over the same period, the net impact of changes in foreign currency exchange rates increased our operating expense by $9 million. The increase in personnel expenses is related to a net increase in our average headcount of 902 employees. A large portion of our new hires were recent college graduates. Therefore, we saw the largest impact of our hiring during the three month period ended September 30, 2011.

For the nine month periods ended September 30, 2011 and 2010, operating expenses were $492 million and $398 million respectively, an increase of 24%. This increase in our operating expenses was due to higher personnel related expenses of $36 million which included commissions, variable compensation and benefits as well as the fact that temporary cost cutting measures enacted in 2009 were still in place in January of 2010, higher expenses related to marketing and outside services of $15 million, higher expenses for building, equipment and supplies of $10 million, higher travel related expenses of $9 million and higher equity based compensation of $2.4 million. Over the same period, the net impact of changes in foreign currency exchange rates increased our operating expense by $17 million. The increase in personnel expenses is related to a net increase in our average headcount of 587 employees.

As a percentage of net sales, operating expenses in the three month periods ended September 30, 2011 and 2010, were 70% and 62%, respectively. The year over year increase in our operating expenses as a percentage of sales is attributed to the fact that we grew our overall operating expenses by 31% while our net sales grew by 16%. For the nine month periods ended September 30, 2011 and 2010, operating expenses as a percentage of net sales were 66% and 64%, respectively. This year over year decrease in our operating expenses as a percentage of net sales is attributed to the fact that we grew our overall operating expenses by 24% while our net sales grew by 20%.

We believe that our long-term growth and success depends on developing high quality software and hardware products and delivering those products to our customers on a timely basis. To that end, we made investments in research and development and our field sales force a priority in 2011. In the three month and nine month periods ended September 30, 2011, we increased our research and development staff by 133 and 344, respectively, or 8% and 22%, respectively, and our field sales force by 38 and 99, respectively, or 6% and 18%, respectively. During the remainder of 2011, we expect to continue our investment in these areas although we expect the rate of growth to decrease in the fourth quarter relative to the first nine months of the year.

Operating Income.  For the three month periods ended September 30, 2011 and 2010, operating income was $11 million and $32 million, respectively, a decrease of 66%. As a percentage of net sales, operating income was 4% and 14% respectively, in these same periods. For the nine month periods ended September 30, 2011 and 2010, operating income was $80 million and $82 million, respectively, a decrease of 2%. As a percentage of net sales, operating income was 11% and 13% respectively, in these same periods. Our operating income for the three and nine month periods ended September, 30, 2011, was negatively impacted by the $13 million accrual related to our GSA contract. Also, a large portion of our new hires were recent college graduates. Therefore, we saw the largest impact of our hiring costs during the three month period ended September 30, 2011.

Interest Income. For the three month periods ended September 30, 2011 and 2010, interest income was $354,000 and $380,000, respectively. For the nine month periods ended September 30, 2011 and 2010, interest income was $1.0 and $1.1 million, respectively. We continued to see low yields for high quality investment alternatives that comply with our corporate investment policy. We do not expect yields in these types of investments to increase during the remainder of 2011.

Net Foreign Exchange Gain (Loss). For the three month periods ended September 30, 2011 and 2010, net foreign exchange (loss) and gain was $(708,000) and $426,000, respectively. During the nine month periods ended September 30, 2011 and 2010, net foreign exchange (loss) was $(1.4) million and $(2.5) million, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar.  During the first half of the year, the U.S. dollar generally declined against most of the major currencies in the markets in which we do business. During the three month period ended September 30, 2011, we saw the U.S. dollar turn significantly stronger against most of the major currencies in the markets in which we do business. We cannot predict to what degree or how long this recent volatility in the foreign currency exchange markets will continue. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange gain (loss)”. Our hedging strategy reduced our foreign exchange losses by $2.7 million in the three month period ended September 30, 2011 and reduced our foreign exchange gains by $2.2 million in three month period ended September 30, 2010. Our hedging strategy reduced our foreign exchange losses by $641,000 in the nine month period September 30, 2011 and increased our foreign exchange losses by $857,000 in nine month period ended September 30, 2010.

Provision for Income Taxes.  For the three month periods ended September 30, 2011 and 2010, our provision for income taxes reflected an effective tax rate of (24)% and 14%, respectively. For the nine month periods ended September 30, 2011 and 2010, our provision for income taxes reflected an effective tax rate of 12%. The factors that caused our effective tax rate to change year-over-year are detailed in the table below:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(Unaudited)
Effective tax rate for the three and nine month periods ended September 30, 2010	14%	12%
Change in unrecognized tax benefits for uncertain tax positions	(8)%	-%
Decreased profits in foreign jurisdictions with reduced income tax rates as a percentage of net income	4%	4%
Increase in enhanced deduction for certain research and development expenses	(1)%	(1)%
Decrease in the partial release of a deferred tax asset valuation allowance	1%	1%
Change in research and development tax credit	(2)%	(2)%
GSA accrual	(33)%	(3)%
Other	1%	1%
Effective tax rate at September 30, 2011	(24)%	12%

(See Note 9 – Income taxes of Notes to Consolidated Financial Statements for further discussion regarding changes in our effective tax rate and a reconciliation of income taxes at the U.S. federal statutory income tax rate of 35% to our effective tax rate).

Other operational metrics

We believe that the following additional operational metrics assists investors in assessing our operational performance relative to our peers and to our historical results.

Acquisition related deferred revenue excluded from revenue and GSA accrual reduction to revenue. For the three and nine month periods ended September 30, 2011 and 2010,  the excluded acquisition related deferred revenue and the reduction of revenue resulting from the GSA accrual, net of tax, were as follows;

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2011	2010	2011	2010
Revenue
Acquisition related deferred revenue	$2,818	$-	$2,818	$-
GSA accrual	13,107	-	13,107	-
Provision for (Benefit from) income taxes	(5,573)	-	(5,573)	-
Total	$10,352	$-	$10,352	$-

Charges related to stock based compensation, amortization of acquired intangibles and acquisition related transaction costs. For the three and nine month periods ended September 30, 2011 and 2010, the gross charges related to stock-based compensation as a component of cost of sales, sales and marketing, research and development, and general and administrative expenses and the total charges, net of tax, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2011	2010	2011	2010
Stock-based compensation
Cost of sales	$401	$332	$1,116	$1,014
Sales and marketing	2,630	1,960	7,009	6,060
Research and development	2,489	1,771	6,245	5,129
General and administrative	834	672	2,280	1,991
Provision for (Benefit from) income taxes	(826)	(1,295)	(4,786)	(4,422)
Total	$5,528	$3,440	$11,864	$9,772

For the three and nine month periods ended September 30, 2011 and 2010, the gross charges related to the amortization of acquisition related intangibles as a component of cost of sales, sales and marketing and other income (expense), net and the total charges, net of tax, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2011	2010	2011	2010
Amortization of acquired intangibles
Cost of sales	$2,586	$921	$4,595	$2,565
Sales and marketing	447	89	624	311
Other income (expense), net	198	-	765	-
Provision for (Benefit from) income taxes	(1,034)	(324)	(1,743)	(904)
Total	$2,197	$686	$4,241	$1,972

For the three and nine month periods ended September 30, 2011 and 2010, the gross charges related to acquisition related transaction costs as a component of cost of sales, sales and marketing, research and development and general and administrative expenses and the total charges, net of tax, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2011	2010	2011	2010
Acquisition related transaction costs
Cost of sales	$22	$-	$22	$-
Sales and marketing	147	-	1,129	-
Research and development	70	-	70	-
General and administrative	31	-	458	-
Provision for (Benefit from) income taxes	(95)	-	(146)	-
Total	$175	$-	$1,533	$-

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments.  The following table presents our working capital, cash and cash equivalents and short-term investments (in thousands):

	September 30, 2011	December 31, 2010	Increase/ (Decrease)
	(unaudited)
Working capital	$470,398	$484,406	$(14,008)
Cash and cash equivalents (1)	196,511	219,447	(22,936)
Short-term investments (1)	139,372	131,215	8,157
Total cash, cash equivalents and short-term investments	$335,883	$350,662	$(14,779)

(1) Included in working capital

During the nine month period ended September 30, 2011, our working capital decreased by $14 million. Factors contributing to this decrease in our working capital were a decrease in our cash, cash equivalents and short-term investments of $15 million, offset by an increase in inventory of $15 million, an increase in accounts receivable of $31 million, an increase in prepaid expenses and other current assets of $10 million and an overall increase in current liabilities of $53 million. The increase in our working capital accounts can be attributed to our overall business growth during the nine month period ended September 30, 2011. The decrease in our cash, cash equivalents and short-term investments is discussed in more detail below under the heading Cash Provided and (Used) in the Nine Month Periods ended September 30, 2011 and 2010.

Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our cash and investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $33 million U.S. dollar equivalent that is denominated in Euro. At September 30, 2011, we had $336 million in cash, cash equivalents and short-term investments. Approximately $88 million or 26% of these amounts were held in domestic accounts with various financial institutions and $248 million or 74% was held in accounts outside of the U.S. with various financial institutions. Of our short-term investments $41 million or 30% is held in our investment accounts in the U.S. and $98 million or 70% is held in investment accounts of our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

Cash Provided and (Used) in the Nine Month Periods ended September 30, 2011 and 2010.  Cash and cash equivalents decreased to $197 million at September 30, 2011 from $219 million at December 31, 2010. The following table summarizes the proceeds and (uses) of cash (in thousands):

	Nine Months Ended September 30,
	2011	2010
	(unaudited)
Cash provided by operating activities	$116,500	$117,744
Cash (used by) investing activities	(135,738)	(57,855)
Cash provided (used) by financing activities	(3,698)	(34,510)
Net (decrease) increase in cash equivalents	(22,936)	25,379
Cash and cash equivalents at beginning of year	219,447	201,465
Cash and cash equivalents at end of period	$196,511	$226,844

For the nine month periods ended September 30, 2011 and 2010, cash provided by operating activities was $117 million and $118 million, respectively. Year over year, we saw a decrease in net income of $1.3 million and cash provided by operating assets and liabilities remained flat.

Accounts receivable increased to $159 million at September 30, 2011 compared to $127 million at December 31, 2010. Days sales outstanding was 52 days at September 30, 2011, compared to 48 days at December 31, 2010. We typically bill customers on an open account basis subject to our standard net 30 day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may face issues gaining access to sufficient funding or credit.

Consolidated inventory balances increased to $133 million at September 30, 2011 from $118 million at December 31, 2010. Inventory turns were 1.9 at September 30, 2011, compared to 2.0 at December 31, 2010. Inventory increased by $15 million during the nine month period ended September 30, 2011, as we took actions to support our potential growth in through the remainder of the year. Our inventory levels will continue to be determined based upon our anticipated demand for products and our need to keep sufficient inventory on hand to meet our customers’ demands. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels. Rapid changes in customer demand could have a significant impact on our inventory balances in future periods.

Investing activities used cash of $136 million during the nine months ended September 30, 2011, as the result of our acquisitions of AWR Corporation (AWR) and Phase Matrix Inc. (PMI) for $45 million, net of cash received, and $28 million, net of cash received, respectively, as well as the purchase of property and equipment of $40 million, and capitalization of internally developed software of $11 million, and the net purchase of $7 million of short-term investments. Investing activities used cash of $58 million during the nine months ended September 30, 2010, which was the result of the net purchase of $25 million of short-term investments, the purchase of property and equipment of $14 million, and capitalization of internally developed software of $14 million. (See Note 16 – Acquisitions of Notes to Consolidated Financial Statements for further discussion regarding the acquisition of AWR and PMI).

Financing activities used cash of $3.7 million during the nine months ended September 30, 2011, which was the result of $36 million used to pay dividends to our stockholders offset by $27 million received from the issuance of our common stock from the exercise of stock options and under our employee stock purchase plan as well as a tax benefit of $5 million. Financing activities used cash of $35 million during the nine months ended September 30, 2010, as the result of $42 million used to repurchase our common stock and $30 million used to pay dividends to our stockholders, offset by $38 million received from the issuance of our common stock from the exercise of stock options and under our employee stock purchase plan.

From time to time, our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. Under such programs, we repurchased a total of 2,089,098, 2,165,161 and 6,165,063 shares of our common stock at weighted average prices of $20.04, $15.97 and $16.81 per share, in the years ended December 31, 2010, 2009 and 2008, respectively. On April 21, 2010, our Board of Directors approved a new share repurchase program that increased the aggregate number of shares of common stock that we are authorized to repurchase from 1,011,147 to 4.5 million. At September 30, 2011, there were 3,932,245 shares remaining available for repurchase under this plan. This repurchase plan does not have an expiration date. We did not repurchase any shares of our common stock under this plan in the nine month period ended September 30, 2011.

During the nine months ended September 30, 2011, we received less proceeds from the exercise of stock options compared to the nine months ended September 30, 2010. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control and in the future, we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, since 2005, it has been our practice to issue restricted stock units and not stock options to eligible employees which will reduce the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to us.

Contractual Cash Obligations.  Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. At September 30, 2011, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $12 million. At December 31, 2010, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $8 million.

At September 30, 2011, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $4 million. At December 31, 2010, we had outstanding guarantees for payment of customs, foreign grants and potential customer disputes totaling approximately $5 million.

Off-Balance Sheet Arrangements. We do not have any debt or off-balance sheet debt. At September 30, 2011, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Prospective Capital Needs.  We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations as well as from the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, payment of dividends to our stockholders and repurchases of our common stock for at least the next 12 months. We also believe these sources of cash will be sufficient to fund the construction of our manufacturing, logistics and research and development facility in Penang, Malaysia, which construction began in the third quarter of 2011 and is scheduled to continue through the third quarter of 2012. However, we may choose or be required to raise additional funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. Historically, we have not had to rely on debt, public or private, to fund our operating, financing or investing activities. We could also choose or be required to reduce certain expenditures, such as payments of dividends or repurchases of our common stock. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•	acquisitions of other businesses, assets, products or technologies;
•	the timing cost or outcome of any future intellectual property or commercial disputes including under our GSA contract;
•	costs associated with the planned expansion of our manufacturing facilities in Malaysia;
•	required levels of research and development and other operating costs;
•	payment of our dividends;
•	capital improvements for new and existing facilities;
•	the overall levels of sales of our products and gross profit margins;
•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;
•	the levels of inventory and accounts receivable that we maintain;
•	repurchases of our common stock;
•	our relationships with suppliers and customers;
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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect of increasing our consolidated sales by $18 million or 9% in the three month period ended September 30, 2011, and decreasing our consolidated sales by $5 million or 3% in the three month period ended September 30, 2010. The change in exchange rates had the effect of increasing our consolidated sales by $26 million or 4% in the nine month period ended September 30, 2011, and increasing our consolidated sales by $12 million or 3% in the nine month period ended September 30, 2010. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing our consolidated operating expenses by $9 million or 7% in the three month period ended September 30, 2011, and decreasing our consolidated operating expenses by $416,000 or 0.4% in the three month period ended September 30, 2010. The change in exchange rates had the effect increasing our consolidated operating expenses by $17 million or 4% in the nine month period ended September 30, 2011, and increasing our consolidated operating expenses by $7 million or 2% in the nine month period ended September 30, 2010.

During the first half of the year, the U.S. dollar generally declined against most of the major currencies in the markets in which we do business. During the three month period ended September 30, 2011, we saw the U.S. dollar turn significantly stronger against most of the major currencies in the markets in which we do business. We cannot predict to what degree or how long this recent volatility in the foreign currency exchange markets will continue.  In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins. To help protect against the change in the value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales and expenses over the next one to two years, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue, cost of sales and operating expenses denominated in foreign currencies with foreign currency forward contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. For purchased option contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the option contracts designated as hedges, net of the premium paid. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” We purchase foreign currency forward and option contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, British pound sterling, Korean won and Hungarian forint) and limit the duration of these contracts to 40 months or less. As a result, our hedging activities only partially address our risks from foreign currency transactions, and there can be no assurance that this strategy will be successful. We do not invest in contracts for speculative purposes.

During the three month period ended September 30, 2011, our hedges had the effect of decreasing our consolidated sales by $1.1 million, decreasing our cost of sales by $507,000, and decreasing our operating expenses by $190,000. During the nine month period ended September 30, 2011, our hedges had the effect of decreasing our consolidated sales by $2.9 million, decreasing our cost of sales by $1.3 million, and decreasing our operating expenses by $612,000. During the three month period ended September 30, 2010, our hedges had the effect of increasing our consolidated sales by $1.4 million, decreasing our cost of sales by $374,000, and decreasing our operating expenses by $266,000. During the nine month period ended September 30, 2010, our hedges had the effect of increasing our consolidated sales by $4.4 million, decreasing our cost of sales by $1.8 million, and decreasing our operating expenses by $853,000.  (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales, cost of sales and operating expenses for the three and nine month periods ended September 30, 2011 and 2010).

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

Cash, Cash Equivalents and Short-Term Investments

At September 30, 2011, we had $336 million in cash, cash equivalents and short-term investments. We maintain cash and cash equivalents and short-term investments with various financial institutions located in many countries throughout the world. Approximately $88 million or 26% of these amounts were held in domestic accounts with various financial institutions and $248 million or 74% was held in accounts outside of the U.S. with various financial institutions. At September 30, 2011, $97 million or 49% of our cash and cash equivalents was held in cash in various operating accounts throughout the world, and $100 million or 51% was held in money market accounts throughout the world. The most significant of our operating accounts was our domestic operating account which held approximately $14 million or 7% of our total cash and cash equivalents at a bank that carried an A1 rating at September 30, 2011. Of our short-term investments, $41 million or 30% is held in our investment accounts in the U.S. and $98 million or 70% is held in investment accounts of our foreign subsidiaries.

We value our available-for-sale short term investments based on pricing from third party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. We classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques.

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

We account for our investments in debt and equity instruments under FASB ASC 320 Investments – Debt and Equity Securities (FASB ASC 320). Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments at September 30, 2011 and December 31, 2010 was $139 million and $131 million, respectively.

We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income. There were not any other than temporary impairments recognized in other expense during the three and nine month periods ended September 30, 2011 and 2010.

Interest Rate Risk

Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in the fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in our income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax.

In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment of low rates has negatively impacted our investment income.

In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of September 30, 2011, a 100 basis point increase or decrease in interest rates across all maturities would result in a $1.1 million increase or decrease in the fair market value of our portfolio. As of December 31, 2010, a similar 100 basis point increase or decrease in interest rates across all maturities would result in a $1.0 million increase or decrease in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is an other than temporary impairment.

Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of September 30, 2011, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

We continue to monitor the stability of the financial markets, particularly those in the European region and have taken steps to limit our direct and indirect exposure to these markets; however, we can give no assurance that we will not be negatively impacted by any adverse outcomes in those markets. We also continue to weigh the benefit of the higher yields associated with longer maturities against the interest rate risk and credit rating risk, also associated with these longer maturities when making these decisions. We cannot predict when or if interest rates and investment yields will rise. If yields continue to stay at these low levels, our investment income will continue to be negatively impacted.

Exchange Rate Risk

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. The principal currencies hedged are the Euro, British pound, Japanese yen, Korean won and Hungarian forint. We monitor our foreign exchange exposures regularly to help ensure the overall effectiveness of our foreign currency hedge positions. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at September 30, 2011 and December 31, 2010, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $7 million and $10 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

Item 4.              Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer, Dr. James Truchard, and our Executive Vice President, Chief Operating Officer and Chief Financial Officer, Alex Davern, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), required by paragraph (b) of Rule 13a – 15 or Rule 15d – 15, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level, to ensure the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated there under, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting. Our assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute assurance that the control system’s objectives will be met.  We continue to enhance our internal control over financial reporting in key functional areas with the goal of monitoring our operations at the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required under Auditing Standard No. 5 issued by the Public Company Accounting Oversight Board. We discuss and disclose these matters to the audit committee of our board of directors and to our auditors.

During the three month period ended September 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a – 15 or Rule 15d – 15 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

We are not currently a party to any material litigation. However, in the ordinary course of our business, we are involved in legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. We also periodically receive notifications from various third parties related to alleged infringement of patents or intellectual property rights, commercial disputes or other matters. See Note 13 – Commitments and Contingencies in the Notes to our Consolidated Financial Statements, for discussion of the accrual we have recorded in connection with our GSA contract. No assurances can be given with respect to the extent or outcome of any future litigation or dispute.

ITEM 1A.                      RISK FACTORS

Risks or Claims Associated With the Compliance With Our Pricing Provisions of Our GSA Contract Could Have a Material Adverse Impact on Our Results of Operations. From November 1999 to May 2011, we sold products to the U.S. government under a contract with the General Services Administration ("GSA"). During such time, our sales under the contract were approximately 2% of our total sales. Our contract with GSA contained a price reduction or "most favored customer" pricing provision. For the past several months, we have been in discussions with GSA regarding our compliance with this pricing provision and have provided GSA with information regarding our pricing practices. GSA conducted an on-site review of our GSA pricing practices and orally informed us that GSA did not agree with our previous determination of the potential non-compliance amount.  GSA subsequently requested that we conduct a further analysis of the non-compliance amount based upon a methodology that GSA proposed.   This analysis resulted in calculated overpayments (including added interest) by GSA to us of approximately $13.1 million. GSA is reviewing the analysis and has not yet officially responded, and has not made any formal demand for pricing adjustments related to our GSA contract. However, GSA may make such a demand in the future, and there can be no assurance that the amount of any such demand, if we were required to pay it, would not have a material adverse impact on our results of operations. If GSA believes that our pricing practices did not comply with the contract, GSA could conduct a formal investigation of such matter or could refer such matter to the U.S. Department of Justice for investigation, including an investigation regarding potential violations of the False Claims Act, which could result in litigation and the possible imposition of a damage remedy that includes treble damages plus civil penalties, and could also result in us being suspended or debarred from future government contracting.  As a result of the foregoing, during the quarter ended September 30, 2011, we established an accrual of $13.1 million which represents the amount of the loss contingency that is reasonably estimable at this time.  There can be no assurance that our actual losses will not exceed such reserve amount. Due to the complexities of conducting business with GSA, the relatively small amount of revenue we realized from our GSA contract, and our belief that we can continue to sell our products to U.S. government agencies through other contracting methods, we cancelled our contract with GSA in April 2011, effective May 2011. To date, we have not experienced any material adverse impact on our results of operations as a result of the cancellation of our GSA contract.

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

Changes in the Amount of Revenue Derived from Large Orders Could Adversely Affect our Gross Margin and Could Lead to Greater Variability in our Quarterly Results.  Our large order business, defined as orders with a value greater than $20,000, continues to grow as a percent of our overall business. As a percent of our overall business, larger orders reached a new high during the three month period ended September 30, 2011. Larger orders may be more sensitive to changes in the global industrial economy, may be subject to greater discount variability and may contract at a faster pace during an economic downturn. Historically, our gross margins have been stable from period to period. To the extent that the amount of our revenue derived from larger orders increases in future periods, both in absolute dollars and as a percent of our overall business, our gross margins could experience greater volatility and see a greater negative impact from future downturns in the global industrial economy. This dynamic may also have an adverse effect on the historical seasonal pattern of our revenues and our results of operations.

Uncertain Economic Conditions Could Materially Adversely Affect Our Business and Results of Operations.  Our business is sensitive to fluctuations in general economic conditions, both in the U.S. and globally. Uncertainty associated with natural disasters, energy costs, budget and tax policies throughout the world’s developed economies, employment levels, labor costs, healthcare costs, negative financial news, foreign currency markets, declining income or asset values and credit availability, could negatively impact the spending patterns of businesses including our current and potential customers which may have an adverse effect on our revenues and therefore harm our business and results of operations. Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the PMI. The most recent reading for September 2011, showed the PMI had declined to 49.9, the first reading in the last 24 month period that indicated contraction in the global industrial economy.  We are unable to predict whether the most recent reading indicating contraction, as measured by the PMI, will continue through the remainder of 2011 or into 2012. If this contraction continues or accelerates, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and therefore harm our business and result of operations.

Concentrations of Credit Risk and Uncertain Conditions in the Global Financial Markets May Adversely Affect Our Financial Condition and Result of Operations.  By virtue of our holdings of cash, investment securities and foreign currency derivatives, we have exposure to many different counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks and investment banks. Many of these transactions expose us to credit risk in the event of a default of our counterparties. We continue to monitor the stability of the financial markets, particularly those in the European region and have taken steps to limit our direct and indirect exposure to these markets; however, we can give no assurance that we will not be negatively impacted by any adverse outcomes in those markets. There can be no assurance that any losses or impairments to the carrying value of our financial assets as a result of defaults by our counterparties, would not materially and adversely affect our business, financial position and results of operations.

Our Quarterly Results are Subject to Fluctuations Due to Various Factors.  Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including:

•	changes in the amount of revenue derived from large orders;
•	the timing, cost or outcome of any future intellectual property or commercial disputes including under our GSA contract;
•	changes in the mix of products sold;
•	fluctuations in foreign currency exchange rates;
•	changes in the economy or credit markets in the U.S. or globally;
•	the availability and pricing of components from third parties (especially limited sources);
•	the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales;
•	changes in pricing policies by us, our competitors or suppliers;
•	delays in product shipments caused by human error or other factors; and,
•	disruptions in transportation channels.

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

Our long term manufacturing and warehousing capacity planning contemplates a third manufacturing and warehousing facility in Penang, Malaysia. We began warehousing and distribution operations out of Penang, Malaysia via a third party logistics provider on October 1, 2010. We began construction of a manufacturing, logistics and research and development facility in Malaysia in the third quarter of 2011, and plan to begin manufacturing operations at our Penang location during the third quarter of 2012. We can give no assurance that we will be successful in deploying our new facility in Malaysia on schedule or that we will not exceed our cost estimates. Our failure to successfully deploy our new facility in Malaysia or our failure to deploy this facility without exceeding our cost estimates could have a material adverse effect on our ability to meet customer demands, our ability to grow our business as well as our liquidity, capital resources and results of operations. If we succeed in deploying our Malaysian manufacturing facility on schedule and the demand for our products does not grow as expected, we will have excess manufacturing capacity which will cause an increase in overhead that will negatively impact our gross margins and results of operations.

We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results.  We established an operating budget for 2011. Our budgets are established based on the estimated revenue from sales of our products which are based on economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. If demand for our products in the remainder of 2011 is less than the demand we anticipated in setting our 2011 budget, our operating results could be negatively impacted. Our 2011 budget includes planned increases for research and development personnel and our field sales force. We anticipate the incremental cost of these additions will be partially offset by an expected reduction in our variable compensation in 2011. If we exceed the level of expenses established in our 2011 operating budget or if we cannot reduce budgeted expenditures in response to a decrease in revenue, our operating results could be adversely affected. Our spending could exceed our budgets due to a number of factors, including:

•	the timing cost or outcome of any future intellectual property or commercial disputes including under our GSA contract;
•	increased costs from hiring more product development engineers or other personnel;
•	increased costs from hiring more field sales personnel;
•	increased manufacturing costs resulting from component supply shortages or component price fluctuations;
•	additional marketing costs for new product introductions or for conferences and tradeshows;
•	increased component costs resulting from vendors increasing prices in response to increased economic activity; or
•	additional costs related to acquisitions, if any.

Our Income Tax Rate is Affected by our Tax Benefits in Hungary.  The profit from our Hungarian operation benefits from the fact that it is subject to an effective income tax rate that is lower than the U.S. federal statutory tax rate of 35%. Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $1.4 million and $4.0 million for the three month periods ended September 30, 2011 and 2010, respectively, and $8.8 million and $9.9 million for the nine month periods ended September 30, 2011 and 2010, respectively. In addition, effective January 1, 2010, certain qualified research and development expenses became eligible for an enhanced tax deduction. The enhanced tax deduction for research and development expenses resulted in income tax benefits of $3.8 million and $2.9 million for the three month periods ended September 30, 2011 and 2010, respectively, and $10.7 million and $9.8 million for the nine month periods ended September 30, 2011 and 2010, respectively.

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

Any difficulties with the centralization of our distribution or delays in the implementation of the systems or processes to support this centralized distribution could result in an interruption of our normal operations, including our ability to process orders and ship products to our customers. Any failure or delay in distribution from our facilities in Hungary and Malaysia could have a material adverse effect on our operating results.

We Operate in Intensely Competitive Markets.  The markets in which we operate are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than we have, and we may face further competition from new market entrants in the future. A key competitor is Agilent Technologies Inc. (“Agilent”). Agilent offers hardware and software products that provide solutions that directly compete with our virtual instrumentation products and Agilent has released its own line of PXI based hardware. Agilent is aggressively advertising and marketing products that are competitive with our products. Because of Agilent’s strong position in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse effect on our operating results.

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

•	new product introductions by competitors;
•	the outcome of any future intellectual property or commercial disputes including under our GSA contract;
•	the ability of competitors to more fully leverage low cost geographies;
•	product pricing;
•	the impact of foreign exchange rates on product pricing;
•	adequate manufacturing capacity and supply of components and materials;
•	efficiency of manufacturing operations;
•	success in developing new products;
•	timing of our new product introductions;
•	effectiveness of sales and marketing resources and strategies;
•	strategic relationships with other suppliers;
•	quality and performance;
•	protection of our products by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	barriers to entry imposed by competitors with significant market power in new markets;
•	general market and economic conditions; and,
•	government actions throughout the world.

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

During 2010 and in the first nine months of 2011, we devoted significant resources to completing the upgrade of our Americas business application suite to Oracle’s version R12, completing the upgrade of our business application suite used primarily by our European, Japanese, and global manufacturing operations to Oracle’s version R12 and completing an upgrade to the underlying infrastructure of our web site, ni.com,  and we continue to devote resources to the development of our web offering.

There can be no assurance that we will not experience difficulties with these new systems.  Difficulties with these new systems may interrupt normal operations, including the ability to: provide quotes, process orders, ship products, provide services and support to its customers, bill and track its customers, fulfill contractual obligations and otherwise run its business.  Any disruptions of the systems may have a material adverse effect on our results of operations.

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

Our Revenues are Subject to Seasonal Variations.  In previous years, our revenues have been characterized by seasonality, with revenues typically growing from the first quarter to the second quarter, being relatively constant from the second quarter to the third quarter, growing in the fourth quarter compared to the third quarter and declining in the first quarter of the following year from the fourth quarter of the preceding year. This historical trend has been affected and may continue to be affected in the future by broad fluctuations in the global industrial economy, the economic impact of larger orders as well as the timing of new product introductions or acquisitions, if any. We cannot predict whether the global industrial economy will continue to grow or maintain stability throughout 2011 and into 2012. Our total operating expenses have in the past tended to increase in each successive quarter and have fluctuated as a percentage of revenue based on the seasonality of our revenue. We are budgeting to increase our research and development personnel and our field sales force during the remainder of 2011. The timing and extent of these personnel additions could affect our historical patterns of operating costs as a percent of revenue and our historical patterns of profitability.

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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect of increasing our consolidated sales by $18 million or 9% in the three month period ended September 30, 2011, and decreasing our consolidated sales by $5 million or 3% in the three month period ended September 30, 2010. The change in exchange rates had the effect of increasing our consolidated sales by $26 million or 4% in the nine month period ended September 30, 2011, and increasing our consolidated sales by $12 million or 3% in the nine month period ended September 30, 2010. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing our consolidated operating expenses by $9 million or 7% in the three month period ended September 30, 2011, and decreasing our consolidated operating expenses by $416,000 or 0.4% in the three month period ended September 30, 2010. The change in exchange rates had the effect increasing our consolidated operating expenses by $17 million or 4% in the nine month period ended September 30, 2011, and increasing our consolidated operating expenses by $7 million or 2% in the nine month period ended September 30, 2010.

During the first half of the year, the U.S. dollar generally declined against most of the major currencies in the markets in which we do business. During the three month period ended September 30, 2011, we saw the U.S. dollar turn significantly stronger against most of the major currencies in the markets in which we do business. We cannot predict to what degree or how long this recent volatility in the foreign currency exchange markets will continue.   In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

Our Business Depends on Our Proprietary Rights and We Have Been Subject to Intellectual Property Litigation.  Our success depends on our ability to obtain and maintain patents and other proprietary rights relative to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may have in the past infringed or violated certain of our intellectual property rights. We from time to time engage in litigation to protect our intellectual property rights. In monitoring and policing our intellectual property rights, we have been and may be required to spend significant resources. We from time to time may be notified that we are infringing certain patent or intellectual property rights of others. There can be no assurance that any future intellectual property litigation will not result in significant litigation expense, liability, injunction against the sale of some of our products, and a diversion of management’s attention, any of which may have a material adverse effect on our operating results.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our management’s certification of adequate disclosure controls and procedures as of September 30, 2011. Our most recent annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. Our most recent Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of September 30, 2011 with respect to the shares of our common stock that we repurchased during the third quarter of 2011.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1, 2011 to July 31, 2011	-	$-	-	3,932,245
August 1, 2011 to August 31, 2011	-	-	-	3,932,245
September 1, 2011 to September 30, 2011	-	-	-	3,932,245
Total	-	$-	-

(1)
For the past several years, we have maintained various stock repurchase programs. At September 30, 2011, there were 3,932,245 shares available for repurchase under the plan approved on April 21, 2010. This repurchase plan does not have an expiration date.

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

NATIONAL INSTRUMENTS CORPORATION

Dated: October 27, 2011	By:	/s/ Alex M. Davern
EVP, Chief Operating Oficer,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)