Form 10-K
period 2011-12-31
NATIONAL INSTRUMENTS CORP /DE/
filed 2012-02-07
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:  December 31, 2011 or

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at the close of business on June 30, 2011, was $2,326,245,669 based upon the last sales price reported for such date on the NASDAQ Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant as of June 30, 2011, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

At the close of business on February 2, 2012, registrant had outstanding 120,678,169 shares of Common Stock.

Form 10-K For the Fiscal Year Ended December 31, 2011 TABLE OF CONTENTS

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Reserved

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

PART IV
Item 15.	Exhibits, Financial Statement Schedules

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant for its Annual Meeting of Stockholders to be held on May 8, 2012 (the “Proxy Statement”).

PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding our future financial performance or operations (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “may,” “will,” “project,” “continue,” or “estimate” or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors including those set forth under the heading “Risk Factors” beginning on page 11, and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

ITEM 1.                 BUSINESS

National Instruments Corporation (“NI”, “we”, “us” or “our”) designs, manufactures and sells tools to engineers and scientists that accelerate productivity, innovation and discovery. Our graphical system design approach to engineering provides an integrated software and hardware platform that speeds the development of systems needing measurement and control. We believe our long-term vision and focus on technology supports the success of our customers, employees, suppliers and shareholders.

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

Industry Background

Engineers and scientists use instruments to observe, understand and manage the real-world phenomena, events and processes related to their industries or areas of expertise. Instruments measure and control electrical signals, such as voltage, current and power, as well as temperature, pressure, speed, flow, volume, torque and vibration. Common general-purpose instruments include voltmeters, signal generators, oscilloscopes, data loggers, spectrum analyzers, cameras, and temperature and pressure monitors and controllers. Some traditional instruments are also highly application-specific, designed with fixed functionality to measure specific signals for particular vertical industries or applications. Instruments used for industrial automation applications include data loggers, strip chart recorders, programmable logic controllers (“PLCs”), and proprietary turn-key devices and/or systems designed to automate specific vertical applications.

Measurement and automation applications can be generally categorized as test and measurement (“T&M”) or industrial/embedded (“IE”). T&M applications are used to research, design, manufacture and service a wide variety of products before they go to market. IE applications are used to design, prototype and deploy machinery to produce and distribute a wide variety of products and materials.

Historically, engineers and scientists have used a variety of cost-prohibitive instruments and systems that operated independently and could be difficult to customize. Due to the limitations of these systems, adapting them to changing needs can be expensive and time-consuming, and users must often purchase multiple single-purpose instruments.

Our Approach to Measurement and Automation

National Instruments provides engineers and scientists with an integrated software and hardware platform that accelerates the design and implementation of systems that need measurement and control. Our customers use our platform to develop test, measurement, control and embedded systems throughout industry from design to production; in advanced research; and in teaching engineering and science.

Reconfigurable Platform for System Design.  Our graphical system design platform integrates fundamental elements of engineering in software and hardware, giving scientists and engineers the essential elements to create and customize systems that need measurement and control. Users can scale from design to test, from small to large systems, reusing the tools and our flexible platform of Graphical System Design.

Accelerate Development.  Users accelerate their development by using our highly productive LabVIEW software that integrates and abstracts the complexity of systems at multiple levels, including unprecedented visualization of system timing.  The NI graphical system design platform can lower total systems cost, increase flexibility, and integrate new technology using off-the-shelf customizable hardware that meets system needs from low power to high performance.

Innovate Rapidly.  The NI graphical system design platform gives customers the power to innovate rapidly. The flexibility and scalability of the platform, supported by a growing ecosystem of reusable intellectual property (“IP”) and applications, gives users a strong competitive advantage in completing more projects with less time and resources. Tens of thousands of engineers successfully use the NI graphical system design platform today to innovate, discover, and invent their own solutions.

Compared with traditional solutions, we believe our products and our graphical system design platform provides the following significant benefits to our customers:

Performance and Efficiency

Our software brings the power of commercial computers, handheld devices, networks and the Internet to instrumentation and embedded devices. With features such as graphical programming, automatic code generation, graphical tools libraries, ready-to-use example programs, libraries of specific instrumentation functions, and the ability to deploy applications on a range of platforms, scientists and engineers can quickly build a system that meets individual application needs. Because the continuous performance improvement of personal computers (“PC”), Field Programmable Gate Arrays (“FPGA”) and networking technologies are the core platforms for our approach, scientists and engineers can quickly realize direct performance benefits,  faster execution for measurement and automation applications, shorter test times, faster automation, higher performing embedded systems and higher manufacturing throughput.

Modularity, Reusability and Reconfigurability

Our products include reusable hardware and software modules to provide considerable flexibility in configuring systems. This ability to reconfigure measurement and automation systems allows users to quickly adapt their systems to new and changing needs, eliminate duplicated programming efforts, and ultimately improve their efficiency and productivity. In addition, these features help protect both hardware and software investments against obsolescence.

Lower Total Solution Cost

National Instruments solutions offer price/performance and energy-efficiency advantages over traditional proprietary systems. Graphical System Design allows customers to equip powerful industry-standard computers, with  reusable system design software and modular cost-effective hardware. In addition, these systems give engineers and scientists the flexibility and portability to adapt to changing needs, while offering a smaller form factor that occupies less space on the manufacturing floor and consumes less energy than traditional instrumentation equipment.

Products, Technology and Services

We offer an extensive line of measurement and control products to work either separately, as stand-alone products or as an integrated solution; however, customers generally purchase our software and hardware together. We believe that the flexibility, functionality and ease of use of our system design software promotes sales of our other software and hardware products.

System Design Software

For the past 25 years, National Instruments has invested in its flagship software product, LabVIEW, which the company believes is the ultimate system design software for measurement and control. LabVIEW promotes problem-solving, accelerates productivity, and empowers innovation. With LabVIEW, users program graphically and can design custom virtual instruments by connecting icons with software wires to create “block diagrams” which are natural design notations for scientists and engineers. Users can customize front panels with knobs, buttons, dials and graphs to emulate control panels of instruments or add custom graphics to visually represent the control and operation of processes.

National Instruments believes that LabVIEW is the comprehensive development environment with the unprecedented hardware integration and wide-ranging compatibility that engineers and scientists need to design and deploy measurement and control systems. The LabVIEW programming environment is graphical, with engineering-specific libraries of software functions and hardware interfaces. It also offers data analysis, visualization and sharing features. Engineers and scientists can bring their vision to life with LabVIEW, and have access to a vast ecosystem of partners and technology alliances, and a global and active user community to innovate with confidence. When customers use LabVIEW, combined with the modular hardware approach with NI Data Acquisition, CompactRIO and PCI Extensions for Instrumentation (“PXI”) platforms, they are able to quickly integrate system components and do their jobs faster, better and at a lower cost.

LabVIEW Real-Time and LabVIEW FPGA are strategic modular software add-ons. With LabVIEW Real-Time, the user can easily configure their application program to execute using a real-time operating system kernel instead of the Windows operating system, so users can easily build virtual instrument solutions for mission-critical applications. In addition, with LabVIEW Real-Time, users can easily configure their programs to operate remotely on embedded processors in PXI-based systems, on embedded processors inside CompactRIO distributed I/O systems, or on processors embedded on plug-in PC data acquisition boards. With LabVIEW FPGA, the user can configure their application to execute directly in silicon via a Field Programmable Gate Array (“FPGA”) residing on one of our reconfigurable I/O hardware products. LabVIEW FPGA allows users to build their own highly specialized, custom hardware devices for ultra high-performance requirements or for unique or proprietary measurement or control protocols.

Programming Tools

In addition to LabVIEW, National Instruments offers LabWindows/CVI and Measurement Studio as alternative programming environments.  LabWindows/CVI users use the conventional, text-based programming language of C for creating test and control applications. Measurement Studio consists of measurement and automation add-on libraries and additional tools for programmers who prefer Microsoft’s Visual Basic, Visual C++, Visual C#, and Visual Studio.NET development environments.

Application Software

National Instruments also offers a suite of complementary software products, including NI TestStand, NI VeriStand, NI DIAdem and NI Multisim.

NI TestStand is targeted for T&M applications in a manufacturing environment. TestStand is a test management environment for organizing, controlling, and running automated prototype, validation, and manufacturing test systems. It also generates customized test reports and integrates product and test data across the customers’ enterprise and across the Internet. TestStand manages tests that are written in LabVIEW, LabWindows/CVI, Measurement Studio, C and C++, and Visual Basic, so test engineers can easily share and re-use test code throughout their organization and from one product to the next. TestStand is a key element of our strategy to broaden the reach of our application software products across the corporate enterprise.

NI VeriStand is a ready-to-use software environment for configuring real-time testing applications, including hardware-in-the-loop (“HIL”) test systems. With NI VeriStand, users configure real-time I/O, stimulus profiles, data logging, alarming, and other tasks; implement control algorithms or system simulations by importing models from a variety of software environments; build test system user interfaces quickly; and add custom functionality using NI LabVIEW, NI TestStand, and other software environments.

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

Hardware Products and Related Driver Software

Using cutting-edge commercial technology, such as the latest processors, Analog to Digital Converters (“ADCs”), FPGAs, and PC busses, our hardware delivers modular and easy-to-use solutions for a wide range of applications – from automated test and data logging to industrial control and embedded design. Our hardware and related driver software products include data acquisition (“DAQ”), PXI chassis and controllers, image acquisition, motion control, distributed I/O, modular instruments and embedded control hardware/software, industrial communications interfaces, General Purpose Interface Bus (“GPIB”) interfaces, and VME Extension for Instrumentation (“VXI”) Controllers. The high level of integration among our products provides users with the flexibility to mix and match hardware components when developing custom virtual instrumentation systems.

Data Acquisition (DAQ) Hardware/Driver Software.  Our DAQ hardware and driver software products are “instruments on a board” that users can combine with sensors, signal conditioning hardware and software to acquire analog data and convert it into a digital format that can be accepted by a computer. Computer-based DAQ products are typically a lower-cost solution than traditional instrumentation and exploit the processing power, display, and connectivity capabilities of industry-standard computers. Applications suitable for automation with computer-based DAQ products are widespread throughout many industries, and many systems currently using traditional instrumentation (either manual or computer-controlled) could be displaced by computer-based DAQ systems. We offer a range of computer-based DAQ products with a variety of form factors and degrees of performance. In 2006, we introduced NI CompactDAQ, a rugged, portable, USB data acquisition system designed for high-performance mixed-signal measurement systems. Since its introduction, we have expanded the CompactDAQ platform with wireless and Ethernet technologies that have extended the reach of computer-based DAQ from across the lab to around the world. Some of our latest introductions in this area include X Series DAQ which delivers state-of-the-art measurement, generation, timing and triggering on a single device.

PXI Modular Instrumentation Platform.  Our PXI modular instrument platform, which was introduced in 1997, is a standard PC packaged in a small, rugged form factor with expansion slots and instrumentation extensions for timing, triggering and signal sharing. It combines mainstream PC software and PCI hardware with advanced instrumentation capabilities. In essence, PXI is an instrumentation PC with several expansion slots supporting complete system-level opportunities and delivering a much higher percentage of the overall system content using our own products. We continue to expand our PXI product offerings with new modules, which address a wide variety of measurement and automation applications. The platform is now a testing standard, with a wide array of companies developing on the platform and investing in its future through the PXI System Alliance (“PXISA”). In 2006, we introduced our first PXI Express products which provide backward software compatibility with PXI while providing advanced capabilities for high-performance instrumentation, such as RF instrumentation. Today, we have a rapidly expanding portfolio of PXI Express products that are further expanding the capabilities of this important platform.

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

Machine Vision/Image Acquisition. Our machine vision platform includes a range of hardware platform options, from embedded NI Smart Cameras that integrate the sensor and processor in a single package to NI Embedded and NI Compact Vision Systems to plug-in boards for PCI and PXI systems. We offer two software options for use across the entire NI vision hardware portfolio. A user can configure a system with NI Vision Builder for Automated Inspection, an easy-to-use, stand-alone package for machine vision, or program it using the NI Vision Development Module, a comprehensive library of imaging functions. With NI Vision hardware, a user can build high-performance, PC based systems using the latest processor techniques with NI Frame Grabbers, save on cost and space by combining an image sensor and real-time embedded processors into one rugged, industrial package with NI Smart Cameras, or harness multicore performance with fanless designs, connectivity to multiple cameras and reconfigurable digital I/O with NI Vision systems.

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

NI RIO Hardware Platform.  NI reconfigurable I/O (“RIO”) hardware combined with NI LabVIEW system design software provides a commercial off-the-shelf solution to simplify development and shorten time to market when designing advanced measurement and control systems. All NI RIO hardware systems, which include products like CompactRIO, NI Single-Board RIO, R Series boards and PXI-based FlexRIO, feature a standard, high-performance architecture that combines a powerful floating-point processor, reconfigurable FPGA, and modular I/O. Engineers can program all NI RIO hardware components with NI LabVIEW, including the LabVIEW FPGA Module, to rapidly create custom timing, signal processing and control for I/O without requiring expertise in low-level hardware description languages or board-level design. NI provides a breadth of NI RIO hardware targets that provide varying degrees of performance, cost, I/O rates, and ruggedness, to meet any unique application need. NI first released NI RIO hardware in 2003 with the release of the first R Series PXI plug-in board along with the release of the first CompactRIO rugged, high-performance embedded system. To date, NI has released over 60 NI RIO FPGA-based hardware products.

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

GPIB Interfaces/Driver Software.  We began selling GPIB products in 1977 and are a leading supplier of GPIB interface boards and driver software to control traditional GPIB instruments. These traditional instruments are manufactured by a variety of third-party vendors and are used primarily in T&M applications. Our diverse portfolio of hardware and software products for GPIB instrument control is available for a wide range of computers. Our GPIB product line also includes products for controlling GPIB instruments using the computer’s standard parallel, USB, Ethernet, and serial ports.

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

Calibration. We provide calibration solutions, including recalibration services, manual calibration procedures, and automated calibration software.  In 2011, the American Association for Laboratory Accreditation (A2LA) accredited NI Calibration Services Austin to one of the highest international calibration standards in the industry, ISO/IEC 17025:2005.  National Instruments now offers 17025 calibration services for OEMs and other organizations seeking to maintain compliance with the strictest governmental, medical, transportation and electronics regulations.  The new calibration service offering is ideal for companies standardizing their automated test and measurement systems on PXI modular instrumentation, which provides some of the most advanced technology for addressing the latest engineering challenges.

Warranty and Repair. We offer standard and extended warranties to help meet project life-cycle requirements and provide repair services for our products, express repair, and advance replacement services.

Customer Training Courses. We offer fee-based training classes and self-paced course kits for many of our software and hardware products. On-site courses are quoted per customer requests and we include on-line course offerings with live teachers. We also offer programs to certify programmers and instructors for our products.

Software Maintenance

Software maintenance revenue is post-purchase contract customer support that provides the customer with unspecified upgrades and/or updates and technical support.

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

Customers

We have a broad base of over 35,000 customers worldwide, with no customer accounting for more than 4% of our sales in 2011 and 2010 or 3% of our sales in 2009.

Marketing

Through our worldwide marketing efforts, we strive to educate engineers and scientists about the benefits of our graphical system design philosophy, products and technology, and to highlight the performance and cost advantages of our products. We also seek to present our position as a technology leader among producers of instrumentation software and hardware and to help promulgate industry standards that can benefit users of computer-based instrumentation.

We reach our intended audience through our website at ni.com as well as through the distribution of written and electronic materials including demonstration versions of our software products, participation in tradeshows and technical conferences and training and user seminars.

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

Sales and Distribution

We sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. Sales through any one of these channels accounted for less than 5% of our total sales in 2011. Our Hungarian manufacturing facility sources a substantial majority of our sales throughout the world. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the U.S. accounted for approximately 63%, 62% and 61%, of our revenues in 2011, 2010 and 2009, respectively. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 12 – Segment information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and identifiable assets.)

We believe the ability to provide comprehensive service and support to our customers is an important factor in our business. We permit customers to return products within 30 days from receipt for a refund of the purchase price less a restocking charge. Our products are generally warranted against defects in materials and workmanship for one year from the date we ship the products to our customers. Historically, warranty costs and returns have not been material.

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

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

•	general market and economic conditions, particularly in the Euro zone;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low cost geographies;
•	the impact of foreign exchange rates on product pricing;
•	product pricing;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	efficiency of manufacturing operations;
•	strategic relationships with our suppliers;
•	quality and performance;
•	protection of our products by effective use of intellectual property laws;
•	the outcome of any material intellectual property litigation;
•	the financial strength of our competitors;
•	barriers to entry imposed by competitors with significant market power in new markets; and
•	government actions throughout the world.

We currently believe that we compete effectively with respect to the foregoing factors; however, there can be no assurance that we will be able to compete successfully in the future.

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

Our research and development staff strives to build quality into our products at the design stage in an effort to reduce overall development and manufacturing costs. Our research and development staff also designs proprietary application specific integrated circuits (“ASICs”), many of which are designed for use in several of our products. The goal of our ASIC design program is to further differentiate our products from competing products, to improve manufacturability and to reduce costs. We seek to reduce our time to market for new and enhanced products by sharing our internally developed hardware and software components across multiple products.

As of December 31, 2011, we employed 1,868 people in product research and development. Our research and development expenses were $199 million, $158 million and $133 million for 2011, 2010 and 2009, respectively.

Intellectual Property

We rely on a combination of patent, trade secret, copyright and trademark law, contracts and technical measures to establish and protect our proprietary rights in our products. As of December 31, 2011, we held 610 U.S. patents (607 utility patents and 3 design patents) and 23 patents in foreign countries (22 patents registered in Europe in various countries; and 1 patent in Japan), and had 280 patent applications pending in the U.S. and foreign countries. 170 of our issued U.S. patents are software patents related to LabVIEW, and cover fundamental aspects of the graphical programming approach used in LabVIEW. Our patents expire from 2012 to 2030. The expiration of any patents in the short term is not expected to have any significant negative impact on our business. No assurance can be given that our pending patent applications will result in the issuance of patents. We also own certain registered trademarks in the United States and abroad. See further discussion regarding risks associated with our patents in ITEM 1A, Risk Factors, “Our Business Depends on Our Proprietary Rights and We are Subject to Intellectual Property Litigation.”

Manufacturing and Suppliers

We manufacture a substantial majority of our products at our facilities in Debrecen, Hungary. Additional production primarily of low volume, complex or newly introduced products is done in Austin, Texas. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. We manufacture most of the electronic circuit card assemblies and modules in-house, although subcontractors are used from time to time. We have used a subcontractor in Asia to manufacture a significant portion of our chassis but most of that production was moved in house during 2010. We manufacture some of our electronic cable assemblies in-house, but many assemblies are produced by subcontractors. We primarily subcontract our software duplication, our technical manuals and product support documentation.

Our long term manufacturing and warehousing capacity planning contemplates a third manufacturing and warehousing facility in Penang, Malaysia. We began warehousing and distribution operations out of Penang, Malaysia via a third party logistics provider in October 2010. We began construction of our manufacturing and logistics facility in Malaysia in the third quarter of 2011.

Our manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources in the U.S., Europe and Asia. Several of these components are available through limited sources. Limited source components purchased include custom ASICs and other RF or custom components. Any disruption of our supply of limited source components, whether resulting from business demand, quality, production or delivery problems, could adversely affect our ability to manufacture our products, which could in turn adversely affect our business and results of operations. See “Our Business is Dependent on Key Suppliers” at page 12 for additional discussion of the risks associated with limited source suppliers.

See “Our Manufacturing Operations are Subject to a Variety of Environmental Regulations and Costs” at page 17 for discussion of environmental matters as they may affect our business.

Backlog

Backlog is a measure of orders that are received but that are not shipped to customers at the end of a quarter. We typically ship products shortly following the receipt of an order. Accordingly, our backlog typically represents less than 5 days sales. Backlog should not be viewed as an indicator of our future sales.

Employees

As of December 31, 2011, we had 6,235 employees worldwide, including 1,868 in research and development, 2,854 in sales and marketing and customer support, 808 in manufacturing and 705 in administration and finance. None of our employees are represented by a labor union and we have never experienced a work stoppage. We consider our employee relations to be good. For thirteen consecutive years, from 1999 to 2011, we have been named among the 100 Best Companies to Work for in America according to FORTUNE magazine.

ITEM 1A.                   RISK FACTORS

Uncertain Economic Conditions Could Materially Adversely Affect Our Business and Results of Operations.  Our business is sensitive to fluctuations in general economic conditions, both in the U.S. and globally. Uncertainty associated with financial markets, negative financial news, foreign currency markets, natural disasters, energy costs, budget and tax policies throughout the world’s developed economies, employment levels, labor costs, healthcare costs, declining income or asset values and credit availability, could negatively impact the global industrial economy. Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the PMI. The most recent reading for December 2011, showed the PMI had increased to 50.8 up from readings below 50 for the previous three months, but continues to indicate overall weakness in the global industrial economy. A reading above 50 indicates an expanding industrial economy while a reading below 50 indicates a contracting industrial economy. We are unable to predict whether the industrial economy, as measured by the PMI will strengthen or contract during 2012. If the industrial economy, as measured by the PMI, contracts or remains at a neutral reading at or around 50, indicating general weakness, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and result of operations.

Our Revenues are Subject to Seasonal Variations.  In previous years, our revenues have been characterized by seasonality, with revenues typically growing from the first quarter to the second quarter, being relatively constant from the second quarter to the third quarter, growing in the fourth quarter compared to the third quarter and declining in the first quarter of the following year from the fourth quarter of the preceding year. This historical trend has been affected and may continue to be affected in the future by broad fluctuations in the global industrial economy, the economic impact of larger orders as well as the timing of new product introductions or acquisitions, if any. The economic contraction in the Euro zone during the fourth quarter of 2011 could persist or worsen in 2012. If this instability in the Euro zone continues, worsens or negatively affects other economic regions in 2012, it may have a material adverse effect on the seasonal patterns described above as well as on our overall results of operations and profitability. Our total operating expenses have in the past tended to increase in each successive quarter and have fluctuated as a percentage of revenue based on the seasonality of our revenue.

Concentrations of Credit Risk and Uncertain Conditions in the Global Financial Markets May Adversely Affect Our Business and Result of Operations.  By virtue of our holdings of cash, investment securities and foreign currency derivatives, we have exposure to many different counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks and investment banks. Many of these transactions expose us to credit risk in the event of a default of our counterparties. We continue to monitor the stability of the financial markets, particularly those in the European region and have taken steps to limit our direct and indirect exposure to these markets; however, we can give no assurance that we will not be negatively impacted by any adverse outcomes in those markets. There can be no assurance that any losses or impairments to the carrying value of our financial assets as a result of defaults by our counterparties, would not materially and adversely affect our business, financial position and results of operations.

Changes in the Amount of Revenue Derived from Large Orders Could Adversely Affect our Gross Margin and Could Lead to Greater Variability in our Quarterly Results.  Our large order business, defined as orders with a value greater than $20,000, continues to grow as a percent of our overall business. As a percent of our overall business, larger orders reached a new high during 2011 and represented 45%, 42% and 38% of our total sales during 2011, 2010 and 2009, respectively. Larger orders may be more sensitive to changes in the global industrial economy, may be subject to greater discount variability and may contract at a faster pace during an economic downturn. Historically, our gross margins have been stable from period to period. To the extent that the amount of our revenue derived from larger orders increases in future periods, both in absolute dollars and as a percent of our overall business, our gross margins could experience greater volatility and see a greater negative impact from future downturns in the global industrial economy. This dynamic may also have an adverse effect on the historical seasonal pattern of our revenues and our results of operations.

Risks or Claims Associated With the Compliance With Our Pricing Provisions of Our Previous GSA Contract Could Have a Material Adverse Impact on Our Results of Operations. From November 1999 to May 2011, we sold products to the U.S. government under a contract with the General Services Administration ("GSA"). During such time, our sales under the contract were approximately 2% of our total sales. Our previous contract with GSA contained a price reduction or "most favored customer" pricing provision. For the past several months, we have been in discussions with GSA regarding our compliance with this pricing provision and have provided GSA with information regarding our pricing practices. GSA conducted an on-site review of our GSA pricing practices and orally informed us that GSA did not agree with our previous determination of the potential non-compliance amount.  GSA subsequently requested that we conduct a further analysis of the non-compliance amount based upon a methodology that GSA proposed. This analysis resulted in calculated overpayments (including added interest) by GSA to us of approximately $13.1 million. GSA is reviewing the analysis and has not yet officially responded, and has not made any formal demand for pricing adjustments related to our previous GSA contract. However, GSA may make such a demand in the future, and there can be no assurance that the amount of any such demand, if we were required to pay it, would not have a material adverse impact on our results of operations. If GSA believes that our pricing practices did not comply with the contract, GSA could conduct a formal investigation of such matter or could refer such matter to the U.S. Department of Justice for investigation, including an investigation regarding potential violations of the False Claims Act, which could result in litigation and the possible imposition of a damage remedy that includes treble damages plus civil penalties, and could also result in us being suspended or debarred from future government contracting.  As a result of the foregoing, during the quarter ended September 30, 2011, we established an accrual of $13.1 million which represents the amount of the loss contingency that is reasonably estimable at this time.  There can be no assurance that our actual losses will not exceed such reserve amount. Due to the complexities of conducting business with GSA, the relatively small amount of revenue we realized from our previous GSA contract, and our belief that we can continue to sell our products to U.S. government agencies through other contracting methods, we cancelled our contract with GSA in April 2011, effective May 2011. To date, we have not experienced any material adverse impact on our results of operations as a result of the cancellation of our previous GSA contract.

Our Acquisitions are Subject to a Number of Related Costs and Challenges that Could Have a Material Adverse Effect on Our Business and Results of Operations.  During the second quarter of 2011, we completed the acquisitions of AWR Corporation (AWR) and Phase Matrix Inc. (PMI). We may in the future acquire additional complementary businesses, products or technologies. Achieving the anticipated benefits of an acquisition depends upon whether the integration of the acquired business, products or technology is accomplished efficiently and effectively. In addition, successful acquisitions generally require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and R&D efforts. These difficulties can become more challenging due to the need to coordinate geographically separated organizations, the complexities of the technologies being integrated, and the necessities of integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration of operations following an acquisition also requires the dedication of management resources, which may distract attention from our day-to-day business and may disrupt key R&D, marketing or sales efforts. Our inability to successfully integrate AWR and PMI or any future acquisition could harm our business. The existing products previously sold by entities we have acquired may be of a lesser quality than our products and/or could contain errors that produce incorrect results on which users rely or cause failure or interruption of systems or processes that could subject us to liability claims that could have a material adverse effect on our operating results or financial position. Furthermore, products acquired in connection with acquisitions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transactions.

Our Quarterly Results are Subject to Fluctuations Due to Various Factors that May Adversely Affect Our Business and Result of Operations.  Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including:

•	changes in the global economy or global credit markets, particularly in the Euro zone;
•	adjustments to acquisition earn-out accruals;
•	changes in the amount of revenue derived from large orders;
•	fluctuations in foreign currency exchange rates;
•	the timing, cost or outcome of any future intellectual property or commercial disputes including under our previous GSA contract;
•	changes in the mix of products sold;
•	the availability and pricing of components from third parties (especially limited sources);
•	the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales;
•	changes in pricing policies by us, our competitors or suppliers;
•	delays in product shipments caused by human error or other factors; and,
•	disruptions in transportation channels.

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

We May Experience Component Shortages that May Adversely Affect Our Business and Result of Operations.  As has occurred in the past and as may be expected to occur in the future, supply shortages of components used in our products, including limited source components, can result in significant additional costs and inefficiencies in manufacturing. If we are unsuccessful in resolving any such component shortages in a timely manner, we will experience a significant impact on the timing of revenue, a possible loss of revenue, and/or an increase in manufacturing costs, any of which would have a material adverse impact on our operating results.

A Substantial Majority of Our Manufacturing Capacity is Located in Hungary. Our Hungarian manufacturing and warehouse facility sources a substantial majority of our sales. In order to enable timely shipment of products to our customers we also maintain the vast majority of our inventory at our Hungary warehouse facility. In addition to being subject to the risks of maintaining such a concentration of manufacturing capacity and global inventory, this facility and its operation are also subject to risks associated with doing business internationally, including:

•	a changing and unstable political environment;
•	significant and frequent changes in the corporate tax law;
•	the volatility of the Hungarian forint relative to the U.S. dollar;
•	difficulty in managing manufacturing operations in a foreign country;
•	challenges in expanding capacity to meet increased demand;
•	difficulty in achieving or maintaining product quality;
•	interruption to transportation flows for delivery of components to us and finished goods to our customers;
•	a restrictive labor code; and,
•	increasing labor costs.

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

Our long term manufacturing and warehousing capacity planning contemplates a third manufacturing and warehousing facility in Penang, Malaysia. We began warehousing and distribution operations out of Penang, Malaysia via a third party logistics provider in October 2010. We began construction of a manufacturing, logistics and research and development facility in Malaysia in the third quarter of 2011. We can give no assurance that we will be successful in deploying our new facility in Malaysia on schedule or that we will not exceed our cost estimates. Our failure to successfully deploy our new facility in Malaysia or our failure to deploy this facility without exceeding our cost estimates could have a material adverse effect on our ability to meet customer demands, our ability to grow our business as well as our liquidity, capital resources and results of operations. If we succeed in deploying our Malaysian manufacturing facility on schedule and the demand for our products does not grow as expected, we will have excess manufacturing capacity which will cause an increase in overhead that will negatively impact our gross margins and results of operations.

We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results.  We established an operating budget for 2012. Our budgets are established based on the estimated revenue from sales of our products which are based on economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. Throughout 2011, we increased our overall headcount by 955. During 2012, we will see the full year impact of these headcount additions on our operating expenses. If demand for our products in 2012 is less than the demand we anticipated in setting our 2012 budget, our operating results could be negatively impacted. If we exceed the level of expenses established in our 2012 operating budget or if we cannot reduce budgeted expenditures in response to a decrease in revenue, our operating results could be adversely affected. Our spending could exceed our budgets due to a number of factors, including:

•	increased costs from hiring more product development engineers or other personnel;
•	increased costs from hiring more field sales personnel;
•	the timing cost or outcome of any future intellectual property or commercial disputes including under our previous GSA contract;
•	increased manufacturing costs resulting from component supply shortages or component price fluctuations;
•	additional marketing costs for new product introductions or for conferences and tradeshows;
•	increased component costs resulting from vendors increasing prices in response to increased economic activity; or
•	additional costs related to acquisitions, if any.

Our Income Tax Rate is Affected by our Tax Benefits in Hungary.  The profit from our Hungarian operation benefits from the fact that it is subject to an effective income tax rate that is lower than the U.S. federal statutory tax rate of 35%. Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $16 million and $13 million for the years ended December 31, 2011 and 2010, respectively. In addition, effective January 1, 2010, certain qualified research and development expenses became eligible for an enhanced tax deduction. The enhanced tax deduction for research and development expenses resulted in income tax benefits of $17 million and $13 million for the years ended December 31, 2011 and 2010, respectively. This tax benefit may not be available in future years due to changes in political conditions in Hungary or changes in tax laws in Hungary and in the U.S. The reduction or elimination of these benefits in Hungary or future changes in U.S. law pertaining to the taxation of foreign earnings could result in an increase in our future effective income tax rate which could have a material adverse effect on our operating results. No countries other than Hungary had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service with regard to any foreign jurisdictions.

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

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

•	general market and economic conditions, particularly in the Euro zone;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low cost geographies;
•	the impact of foreign exchange rates on product pricing;
•	product pricing;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	efficiency of manufacturing operations;
•	strategic relationships with our suppliers;
•	quality and performance;
•	protection of our products by effective use of intellectual property laws;
•	the outcome of any material intellectual property litigation;
•	the financial strength of our competitors;
•	barriers to entry imposed by competitors with significant market power in new markets; and,
•	government actions throughout the world.

There can be no assurance that we will be able to compete successfully in the future.

We Rely on Management Information Systems and Interruptions in our information technology systems could adversely affect our business.  We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business. We rely on a primary global center for our management information systems and on multiple systems in branches not covered by our global center. As with any information system, unforeseen issues may arise that could affect our ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that our global center for information systems or our branch operations could experience a complete or partial shutdown. Significant system or network disruption could be the result of new system implementations, computer viruses, security breaches, facility issues or energy blackouts. If such a shutdown or disruption occurred, it would impact our product shipments and revenues, as order processing and product distribution are heavily dependent on our management information systems. Such an interruption could also result in a loss of our intellectual property or the release of sensitive competitive information or partner, customer or employee personal data. Any loss of such information could harm our competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages caused by the disruptions or security breaches. Accordingly, our operating results in such periods would be adversely impacted.

We are continually working to maintain reliable systems to control costs and improve our ability to deliver our products in our markets worldwide. Our efforts include, but are not limited to following: firewalls, antivirus, patches, log monitors, routine backups with offsite retention of storage media, system audits, data partitioning and routine password modifications. No assurance can be given that our efforts will be successful.

During 2010, we devoted significant resources to completing the upgrade of our Americas business application suite to Oracle’s version R12. During 2011, we devoted significant resources to completing the upgrade of our business application suite used primarily by our European, Japanese, and global manufacturing operations to Oracle’s version R12 and completing an upgrade to the underlying infrastructure of our website, ni.com. We continue to devote resources to the development of our web offerings.

There can be no assurance that we will not experience difficulties with these new systems.  Difficulties with these new systems may interrupt normal operations, including the ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business.  Any disruptions of the systems may have a material adverse effect on our results of operations.

Adoption of Complex Health Care Legislation and Related Regulations and Financial Reform Could Increase our Operating Costs and Adversely Affect Our Result of Operations. The adoption of the Patient Protection and Affordable Care Act and the related reconciliation measure, the Health Care and Education Reconciliation Act of 2010, and the regulations resulting from such legislation could increase the costs of providing health care to our employees. Due to the complexity of the legislation and the uncertain timing and content of the related regulations, we are unable to predict the amount and timing of any such increased costs. In addition, it is likely that we will incur additional administrative costs to comply with certain provisions of this legislation. Due to the fact that many of the rules and regulations have not yet been defined, we are unable to predict the amount of these costs or to what extent we may need to divert other resources to comply with various provisions of this legislation. Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act could result in increased costs to us either as a result of our efforts to comply with the corporate governance provisions which may be applicable to us or due to the impact of such legislation on the derivative contracts or other financial instruments or financial markets that we utilize in the normal course of our business.

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

We are Subject to Risks Associated with Our Website.  We devote resources to maintain our Website as a key marketing, sales and support tool and expect to continue to do so in the future. However, there can be no assurance that we will be successful in our attempt to leverage the Web to increase sales. We host our Website internally. Any failure to successfully maintain our Website or any significant downtime or outages affecting our Website could have a material adverse impact on our operating results.

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

We are Subject to Various Risks Associated with International Operations and Foreign Economies.  Our international sales are subject to inherent risks, including:

•	difficulties and the high tax costs associated with the repatriation of earnings;
•	fluctuations in local economies;
•	fluctuations in foreign currencies relative to the U.S. dollar;
•	difficulties in staffing and managing foreign operations;
•	greater difficulty in accounts receivable collection;
•	costs and risks of localizing products for foreign countries;
•	unexpected changes in regulatory requirements;
•	tariffs and other trade barriers; and,
•	the burdens of complying with a wide variety of foreign laws.

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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect of increasing our consolidated sales by $27 million or 3% in 2011, and increasing our consolidated sales by $13 million or 2% in 2010. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing our consolidated operating expenses by $19 million or 3% in 2011, and increasing our consolidated operating expenses by $9 million or 3% in 2010.

During the first half of 2011, the U.S. dollar generally declined against most of the major currencies in the markets in which we do business. During the six month period ended December 31, 2011, we saw the U.S. dollar turn significantly stronger against most of the major currencies in the markets in which we do business. We cannot predict to what degree or how long this recent volatility in the foreign currency exchange markets will continue.  In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

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

Our Manufacturing Operations are Subject to a Variety of Environmental Regulations and Costs that May Have a Material Adverse Effect on our Business and Results of our Operations.  We must comply with many different governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing operations in the U.S. and in Hungary. Although we believe that our activities conform to presently applicable environmental regulations, our failure to comply with present or future regulations could result in the imposition of fines, suspension of production or a cessation of operations. Any such environmental regulations could require us to acquire costly equipment or to incur other significant expenses to comply with such regulations. Any failure by us to control the use of or adequately restrict the discharge of hazardous substances could subject us to future liabilities.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-K contains our management’s certification of adequate disclosure controls and procedures as of December 31, 2011. This report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. This Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

ITEM 1B.             UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                 PROPERTIES

Our principal corporate and research and development activities are conducted in three buildings we own in Austin, Texas. We own approximately 69 acres of land in north Austin, Texas, on which are a 232,000 square foot office facility, a 140,000 square foot manufacturing and office facility, and a 380,000 square foot research and development facility. We also own a 136,000 square foot office building in Austin, Texas which is being leased to third-parties. Our principal manufacturing and distribution activities are conducted at our 239,000 square foot manufacturing and distribution facility in Debrecen, Hungary which we own. Our German subsidiary, National Instruments Engineering GmbH & Co. KG, owns a 25,500 square foot office building in Aachen, Germany in which a majority of its activities are conducted. National Instruments Engineering owns another 19,375 square foot office building in Aachen, Germany, which is partially leased to third-parties. National Instruments Corporation (UK) Limited, United Kingdom, owns a 29,270 square foot office building in Newbury, UK. We own approximately 23 acres of land comprised of two tracts in an industrial park in Penang, Malaysia. One tract is approximately 17 acres and the other tract is approximately 6 acres. We are in the process of constructing a new 314,000 square foot manufacturing, R&D, and G&A facility in Penang, Malaysia.

As of December 31, 2011, we also leased a number of sales and support offices in the U.S. and various countries throughout the world. Our sales and support facilities are currently being utilized below maximum capacity to allow for future headcount growth and design/construction cycles, as needed. We believe our existing facilities are adequate to meet our current requirements.

ITEM 3.                 LEGAL PROCEEDINGS

We are not currently a party to any material litigation. However, in the ordinary course of our business, we are involved in legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. We also periodically receive notifications from various third parties related to alleged infringement of patents or intellectual property rights, commercial disputes or other matters. See Note 13 – Commitments and Contingencies in the Notes to our Consolidated Financial Statements, for discussion of the accrual we have recorded in connection with our previous GSA contract. No assurances can be given with respect to the extent or outcome of any future litigation or dispute.

ITEM 4.                 RESERVED

PART II

ITEM 5.                 MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, $0.01 par value, began trading on The NASDAQ Stock Market under the symbol NATI effective March 13, 1995. Prior to that date, there was no public market for our common stock. The high and low closing prices for our common stock, as reported by Nasdaq for the two most recent fiscal years, are as indicated in the following table:

	High	Low
2011
First Quarter 2011	$32.80	$25.26
Second Quarter 2011	32.93	27.50
Third Quarter 2011	31.02	22.16
Fourth Quarter 2011	28.29	21.72

2010
First Quarter 2010	$22.46	$18.83
Second Quarter 2010	24.47	19.88
Third Quarter 2010	22.29	18.91
Fourth Quarter 2010	25.29	21.30

At the close of business on January 27, 2012, there were approximately 426 holders of record of our common stock and approximately 27,265 beneficial holders of our common stock.

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

Our cash dividend payments for the two most recent fiscal years, on a per share basis, are indicated in the following table. The dividends were paid on the dates set forth below:

Dividend Amount
2011
February 21, 2011	$0.10
May 31, 2011	0.10
August 29, 2011	0.10
November 28, 2011	0.10

2010
March 1, 2010	$0.09
June 1, 2010	0.09
August 30, 2010	0.09
November 29, 2010	0.09

Our policy as to future dividends will be based on, among other considerations, our views on changes in tax rates applied to dividend income, potential future capital requirements related to research and development, expansion into new market areas, strategic investments and business acquisitions, share dilution management, legal risks, and challenges to our business model.

On January 24, 2012, our Board of Directors declared a quarterly cash dividend of $0.14 per common share, payable March 5, 2012, to stockholders of record on February 13, 2012.

See Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Performance Graph

The following graph compares the cumulative total return to holders of NI’s common stock from December 31, 2006 to December 31, 2011 to the cumulative return over such period of the (i) Nasdaq Composite Index and (ii) Russell 2000 Index. We use the Russell 2000 Index due to the fact that we have not been able to identify a published industry or line of business index that we believe appropriately reflects our industry or line of business. We considered that our primary competitors are divisions of large corporations that have other significant business operations such that any index comprised of such competitors would not be reflective of our industry or line of business. We have also considered using a peer group index but do not believe such index is appropriate as we have not been able to identify other public companies that we believe are principally in the same line of business as we are.

The graph assumes that $100 was invested on December 31, 2006 in NI’s common stock and in each of the other two indices and the reinvestment of all dividends, if any. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

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

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1, 2011 to October 31, 2011	-	-	-	3,932,245
November 1, 2011 to November 30, 2011	-	-	-	3,932,245
December 1, 2011 to December 31, 2011	-	-	-	3,932,245
Total	-	-	-

(1) For the past several years, we have maintained various stock repurchase programs. At December 31, 2011, there were 3,932,245 shares available for repurchase under the plan approved on April 21, 2010. This repurchase plan does not have an expiration date.

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

	Years Ended December 31, (in thousands, except per share data)
	2011	2010	2009	2008	2007
Statements of Income Data:
Net sales:
Americas	$411,006	$359,895	$292,999	$355,878	$331,482
Europe .	308,619	261,118	210,188	267,373	230,940
Asia Pacific	304,548	252,207	173,407	197,286	177,956
Consolidated net sales	1,024,173	873,220	676,594	820,537	740,378
Cost of sales	240,964	200,083	169,884	207,109	185,267
Gross profit	783,209	673,137	506,710	613,428	555,111
Operating expenses:
Sales and marketing	388,768	319,606	269,267	307,409	264,060
Research and development	199,071	158,149	132,974	143,140	126,515
General and administrative	82,658	67,069	57,938	67,162	62,445
Total operating expenses	670,497	544,824	460,179	517,711	453,020
Operating income	112,712	128,313	46,531	95,717	102,091
Other income (expense):
Interest income	1,319	1,391	1,629	5,996	9,822
Net foreign exchange gain (loss)	(2,755)	(2,585)	734	(3,737)	1,672
Other income (expense), net	(142)	993	1,351	161	(158)
Income before income taxes	111,134	128,112	50,245	98,137	113,427
Provision for income taxes	17,062	18,996	33,160	13,310	6,394
Net income	$94,072	$109,116	$17,085	$84,827	$107,033

Basic earnings per share	$0.79	$0.93	$0.15	$0.72	$0.90

Weighted average shares outstanding - basic	119,836	116,973	116,280	117,850	119,202

Diluted earnings per share	$0.78	$0.92	$0.15	$0.71	$0.88

Weighted average shares outstanding - diluted	121,220	118,572	117,039	119,272	121,564

Cash dividends declared per common share	$0.40	$0.35	$0.32	$0.29	$0.23

	December 31, (in thousands)
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$142,608	$219,447	$201,465	$229,400	$194,839
Short-term investments	223,504	131,215	87,196	6,220	93,838
Working capital	496,629	484,406	413,759	398,292	419,874
Total assets	1,154,294	959,682	813,029	832,591	818,812
Long-term debt, net of current portion	-	-	-	-	-
Total stockholders’ equity	852,011	744,545	654,420	664,438	661,086

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding our future financial performance or operations (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “may,” “will,” “project,” “continue,” or “estimate” or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors including those set forth under the heading “Risk Factors” beginning on page 11, and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

Overview

National Instruments Corporation (“we”, “us” or “our”) designs, manufactures and sells tools to engineers and scientists that accelerate productivity, innovation and discovery. Our graphical system design approach to engineering provides an integrated software and hardware platform that speeds the development of systems needing measurement and control. We believe our long-term vision and focus on technology supports the success of our customers, employees, suppliers and shareholders. We sell to a large number of customers in a wide variety of industries. We have been profitable in every year since 1990. No single customer accounted for more than 4% of our sales in 2011 or 2010, or 3% of our sales in 2009.

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

Maintaining a high level of customer satisfaction

To maintain a high level of customer satisfaction we strive to offer innovative, modular and integrated products through a global sales and support network. We strive to maintain a high degree of backwards compatibility across different platforms to preserve the customer’s investment in our products. In this time of intense global competition, we believe it is crucial that we continue to offer products with quality and reliability, and that our products provide cost-effective solutions for our customers.

Leveraging external and internal technology

Our product strategy is to provide superior products by leveraging generally available technology, supporting open architectures on multiple platforms and by leveraging our core technologies such as custom application specific integrated circuits (“ASICs”) across multiple products.

We sell into test and measurement (“T&M”) and industrial/embedded applications in a broad range of industries and as such are subject to the economic and industry forces which drive those markets. It has been our experience that the performance of these industries and our performance is impacted by general trends in industrial production for the global economy and by the specific performance of certain vertical markets that are intensive consumers of measurement technologies. Examples of these markets are semiconductor capital equipment, telecom, defense, aerospace and automotive.

In assessing our business, we consider the trends in the Global Purchasing Managers Index (“PMI”) published by JP Morgan, global industrial production as well as industry reports on the specific vertical industries that we target. A reading above 50 is indicative of expansion in the global industrial economy. Our business is sensitive to fluctuations in general economic conditions, both in the U.S. and globally. Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the PMI. The most recent reading for December 2011, showed the PMI had increased to 50.8 up from readings below 50 for the previous three months, but continues to indicate overall weakness in the global industrial economy. We are unable to predict whether the industrial economy, as measured by the PMI, will strengthen or contract during 2012. If the industrial economy, as measured by the PMI contract or remains at a neutral reading at or around 50, indicating general weakness, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and result of operations.

We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. Sales through any one of these channels account for less than 5% of our total sales in 2011. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 60% of our revenues in 2011, 59% of our revenues in 2010 and 57% of our revenues in 2009. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 12 - Segment information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and long-lived assets).

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Years Ended December 31,
	2011	2010	2009
Net sales:
Americas	40.1%	41.2%	43.3%
Europe	30.1	29.9	31.1
Asia Pacific	29.8	28.9	25.6
Consolidated net sales	100.0	100.0	100.0
Cost of sales	23.5	22.9	25.1
Gross profit	76.5	77.1	74.9
Operating expenses:
Sales and marketing	38.0	36.6	39.8
Research and development	19.4	18.1	19.6
General and administrative	8.1	7.7	8.6
Total operating expenses	65.5	62.4	68.0
Operating income	11.0	14.7	6.9
Other income (expense):
Interest income	0.2	0.2	0.2
Net foreign exchange gain (loss)	(0.3)	(0.3)	0.1
Other income, net	-	0.1	0.2
Income before income taxes	10.9	14.7	7.4
Provision for income taxes	1.7	2.2	4.9
Net income	9.2%	12.5%	2.5%

Results of Operations for years ended December 31, 2011, 2010 and 2009

We reported continued revenue growth and all time record revenue of $1,024 million in 2011. We believe our strategic investments in innovation and customer adoption are keys to our future growth, and we continue to be optimistic about our position in the industry.

Net Sales.  Our consolidated net sales were $1,024 million, $873 million and $677 million for the years ended December 31, 2011, 2010 and 2009, respectively, an increase of 17% in 2011 following an increase of 29% in 2010. Product sales were $956 million, $807 million and $624 million for the years ended December 31, 2011, 2010 and 2009, respectively, an increase of 18% in 2011 following an increase of 29% in 2010. Software maintenance sales were $82 million, $66 million and $53 million for the years ended December 31, 2011, 2010 and 2009, respectively, an increase of 24% in 2011 following an increase of 25% in 2010. During 2011, revenue from our acquisitions was approximately $50 million compared to $24 million in 2010. The increase in revenue from our acquisitions in 2011 is attributable to the acquisitions of AWR Corporation and PhaseMatrix which were done in 2011. In 2011, products in the areas of graphical system design, which comprised approximately 94% of our revenue, saw a year-over-year increase of 21% and instrument control products, which comprised approximately 6% of our revenue, saw a year-over-year increase of 2%. In 2010, products in the areas of graphical system design which comprised approximately 93% of our revenues saw a year-over-year increase of 29%, and instrument control products which comprised approximately 7% of our revenues saw a year-over-year increase of 35%. Revenues from our instrument control products are the most sensitive to the cycles of the global industrial economy. The revenue increases in 2011 and 2010 are attributed to increases in sales volume across all regions of our business. We did not take any significant action with regard to pricing during the years ended December 31, 2011, 2010 and 2009.

Large orders, defined as orders with a value greater than $20,000, grew by 25%, during 2011 following growth of 44% during 2010. During 2011, 2010 and 2009 these large orders were 45%, 42% and 38%, respectively, of our total sales. Larger orders may be more sensitive to changes in the global industrial economy, may be subject to greater discount variability and may contract at a faster pace during an economic downturn.

For the years ended December 31, 2011, 2010 and 2009, net sales in the Americas were $411 million, $360 million and $293 million, respectively, an increase of 14% in 2011 following an increase of 23% in 2010. Sales in the Americas, as a percentage of consolidated sales were 40%, 41% and 43%, respectively, over the three year period. In Europe, net sales were $309 million, $261 million and $210 million, respectively, an increase of 18% in 2011 following an increase of 24% in 2010. Sales in Europe, as a percentage of consolidated sales were 30%, 30% and 31%, respectively, over the three year period. In Asia, sales were $305 million, $252 million and $173 million, respectively, an increase of 21% in 2011 following an increase of 45% in 2010. Sales in Asia, as a percentage of consolidated sales were 30%, 29% and 26%, respectively, over the three year period. We anticipate that sales growth in Asia may continue to be strong relative to the Americas and Europe and continue to grow as a percentage of our total net sales.

For the year ended December 31, 2011, net sales in the Americas were negatively impacted by the $13 million accrual related to our previous GSA contract. We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

Almost all of the sales made by our direct sales offices in the Americas, outside of the U.S., in Europe and in Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. For 2011, in local currency terms, our consolidated sales increased by $128 million or 15%, Americas sales increased by $50 million or 14%, European sales increased by $37 million or 16%, and sales in Asia Pacific increased by $41 million or 16%. During this same period, the change in exchange rates had the effect of increasing our consolidated sales by $27 million or 3%, increasing Americas sales by $1 million or 0.4%, increasing European sales by $13 million or 5%, and increasing sales in Asia Pacific by $13 million or 5%.

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

To help protect against a reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue denominated in foreign currencies with forward and purchased option contracts. During 2011, these hedges had the effect of decreasing our consolidated sales by $3.9 million. During 2010, these hedges had the effect of increasing our consolidated sales by $5.9 million. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2011 and 2010).

Gross Profit. For the years ended December 31, 2011, 2010 and 2009, gross profit was $783 million, $673 million and $507 million, respectively. As a percentage of sales, gross profit was 77%, 77% and 75% in 2011, 2010 and 2009, respectively. In 2011 and 2010, we continued to focus on cost reduction measures throughout our manufacturing cycle and continued to see the benefit of those efforts. These cost reduction measures will continue to be an area of focus for us in 2012. These measures along with robust sales growth have allowed us to achieve and maintain stability in our gross margin percentage. Our gross profit for the year ended December 31, 2011, was negatively impacted by the $13 million accrual related to our previous GSA contract, which reduced our revenue.

During 2011 and 2010, the change in exchange rates had the effect of increasing our cost of sales by $4.7 million or 2% and increasing our cost of sales by $4.8 million or 3%, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with forward contracts. During 2011 and 2010, these hedges had the effect of decreasing our cost of sales by $1.4 million and decreasing our cost of sales by $2.5 million, respectively. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2011 and 2010).

Operating Expenses. For the years ended December 31, 2011, 2010 and 2009, operating expenses were $670 million, $545 million and $460 million, respectively, an increase of 23% in 2011, following an increase of 18% in 2010. This increase in our operating expenses in 2011 was due to higher personnel related expenses of $48 million which included commissions, variable compensation and benefits as well as the fact that temporary cost cutting measures enacted in 2009 were still in place in January 2010, higher expenses related to marketing and outside services of $25 million, higher expenses for building, equipment and supplies of $12 million, higher travel related expenses of $11 million, higher equity based compensation of $4.2 million and higher software development costs of $3.7 million. Over the same period, the net impact of changes in foreign currency exchange rates increased our operating expense by $19 million. The increase in personnel expenses is related to a net increase in our headcount of 955 employees, including 150 related to our acquisitions. A large portion of our new hires were recent college graduates. Therefore, we saw the largest expense impact of our hiring during the second half of 2011.

The increase in our operating expenses in 2010 was due to higher personnel related expenses of $63 million which included commissions, variable compensation and benefits. The increase in personnel expenses is related to a net increase in our overall headcount of 160 employees as well as the termination of temporary cost cutting measures that were put in place during 2009. Those temporary cost cutting measures reduced our operating expenses by $16 million in 2009. In addition, the overall increase in expenses in 2010 is attributed to higher travel related expenses of $7 million and higher advertising, tradeshows and other marketing expenses of $5 million. In addition, the net impact of changes in foreign currency exchange rates increased our operating expense by $9 million in 2010.

For the years ended December 31, 2011, 2010 and 2009, operating expenses as a percentage of net sales were 66%, 62% and 68%, respectively. The year over year increase in our operating expenses as a percentage of net sales in 2011 compared to 2010 is attributed to the fact that we grew our overall operating expenses by 23% while our net sales grew by 17%. For 2010, the decrease in our operating expenses as a percent of sales was due to the fact that we grew our overall operating expense by 18% while our net sales grew by 29%.

We believe that our long-term growth and success depends on developing high quality software and hardware products and delivering those products to our customers on a timely basis. To that end, we made investments in research and development and our field sales force a priority in 2011. In 2011, we increased our research and development staff by 339 or 22% and our field sales force by 467 or 20%. During 2012, we expect to continue our investment in these areas although we expect the rate of growth to decrease.

Operating Income. For the years ended December 31, 2011, 2010 and 2009, operating income was $113 million, $128 million and $47 million, respectively, a decrease of 12% in 2011, following an increase of 176% in 2010. As a percentage of net sales, operating income was 11%, 15% and 7%, respectively, over the three year period. The decrease in our operating income as a percent of sales during 2011 can be attributed to our overall increase in operating expenses of 23%. The increase in our operating income as a percent of sales during 2010 can be attributed to our overall increase in net sales of 29% as well as the increase in our gross profit margin percentage from 75% to 77%. Our operating income for the year ended December 31, 2011, was negatively impacted by the $13 million accrual related to our previous GSA contract, which reduced our revenue.

Interest Income. Interest income was $1.3 million, $1.4 million and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, a decrease of 5% in 2011, following a decrease of 15% in 2010. During 2011, we continued to see low yields for high quality investment alternatives that comply with our corporate investment policy. We do not expect yields in these types of investments to increase in 2012. For 2010, the decrease was attributable to significant decreases in investment yields for high grade treasury, municipal and corporate bonds. The source of interest income is from the investment of our cash and short-term investments.

Net Foreign Exchange Gain (Loss).  Net foreign exchange gain (loss) was $(2.8) million, $(2.6) million, and $734,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar.  During the first half of 2011, the U.S. dollar generally declined against most of the major currencies in the markets in which we do business. During the six month period ended December 31, 2011, we saw the U.S. dollar turn significantly stronger against most of the major currencies in the markets in which we do business. We cannot predict to what degree or how long this recent volatility in the foreign currency exchange markets will continue. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange gain (loss)”. Our hedging strategy reduced our foreign exchange losses by $959,000 in 2011, increased our foreign exchange losses by $1.6 million in 2010 and reduced our foreign exchange gain by $1.7 million in 2009.

Provision for Income Taxes.  For the years ended December 31, 2011, 2010 and 2009, our provision for income taxes reflected an effective tax rate of 15%, 15% and 66%, respectively. The factors that caused our effective tax rate to change in 2010 compared to 2009 are detailed in the table below:

Years Ended December 31, 2010
(Unaudited)
Effective tax rate for 2009	66%
Change in valuation allowance related to deferred tax assets recorded during the period	(17)
Increased profits in foreign jurisdictions with reduced income tax rates	(3)
Change in non-deductible stock-based compensation expense as a percentage of net income	(6)
Enhanced deduction for certain research and development expenses in 2010	(10)
Change in intercompany profit	(15)
Change in research and development tax credits as a percent of net income	1
Other	(1)
Effective tax rate for 2010	15%

(See Note 9 – Income taxes of Notes to Consolidated Financial Statements for further discussion regarding changes in our effective tax rate and a reconciliation of income taxes at the U.S. federal statutory income tax rate of 35% to our effective tax rate).

Quarterly results of operations

The following quarterly results have been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. You should read the following tables presenting our quarterly results of operations in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. The unaudited quarterly financial data for each of the eight quarters in the two years ended December 31, 2011 are as follows (in thousands, except per share data):

	Three Months Ended
	Mar. 31, 2011	Jun. 30, 2011	Sep. 30, 2011	Dec. 31, 2011
Net sales	$237,850	$253,284	$254,988	$278,051
Gross profit	185,374	197,398	189,773	210,664
Operating income	36,512	32,942	10,756	32,502
Net income	30,461	26,548	12,736	24,327
Basic earnings per share	$0.26	$0.22	$0.11	$0.20
Weighted average shares outstanding-basic	118,693	119,736	120,308	120,582
Diluted earnings per share	$0.25	$0.22	$0.11	$0.20
Weighted average shares outstanding-diluted	120,443	121,161	121,102	121,453
Dividends declared per share	$0.10	$0.10	$0.10	$0.10

	Three Months Ended
	Mar. 31, 2010	Jun. 30, 2010	Sep. 30, 2010	Dec. 31, 2010
Net sales	$191,091	$211,717	$220,449	$249,963
Gross profit	147,849	163,078	168,546	193,664
Operating income	19,522	30,483	31,689	46,619
Net income	18,353	24,602	28,133	38,028
Basic earnings per share	$0.16	$0.21	$0.24	$0.32
Weighted average shares outstanding-basic	116,070	116,898	117,264	117,639
Diluted earnings per share	$0.16	$0.21	$0.24	$0.32
Weighted average shares outstanding-diluted	117,652	118,488	118,293	119,002
Dividends declared per share	$0.09	$0.09	$0.09	$0.09

Other operational metrics

We believe that the following additional unaudited operational metrics assists investors in assessing our operational performance relative to our peers and to our historical results.

Acquisition related deferred revenue excluded from revenue and GSA accrual reduction to revenue. For the three month periods and years ended December 31, 2011 and 2010, the excluded acquisition related deferred revenue and the reduction of revenue resulting from our GSA accrual were as follows (in thousands):

	Three Months Ended		Years Ended
	December 31,		December 31,
	2011	2010	2011	2010
Revenue
Acquisition related deferred revenue	$1,912	$-	$4,730	$-
GSA accrual	-	-	13,107	-
(Benefit from) income taxes	(669)	-	(6,242)	-
Total	$1,243	$-	$11,595	$-

Charges related to stock-based compensation, amortization of acquired intangibles and acquisition related transaction costs. For the three month periods and years ended December 31, 2011 and 2010, the gross charges related to stock-based compensation as a component of cost of sales, sales and marketing, research and development, and general and administrative expenses and the total charges were as follows (in thousands):

	Three Months Ended		Years Ended
	December 31,		December 31,
	2011	2010	2011	2010
Stock-based compensation
Cost of sales	$411	$331	$1,527	$1,345
Sales and marketing	2,702	1,851	9,711	7,911
Research and development	2,625	1,774	8,870	6,903
General and administrative	831	645	3,111	2,636
(Benefit from) income taxes	(2,041)	(1,549)	(6,827)	(5,971)
Total	$4,528	$3,052	$16,392	$12,824

For the three month periods and years ended December 31, 2011 and 2010, the gross charges related to the amortization of acquisition related intangibles as a component of cost of sales, sales and marketing and other income (expense), net and the total charges were as follows (in thousands):

	Three Months Ended		Years Ended
	December 31,		December 31,
	2011	2010	2011	2010
Amortization of acquired intangibles
Cost of sales	$2,469	$921	$7,064	$3,486
Sales and marketing	447	75	1,071	386
General and administrative	-	15	-	15
Other income (expense), net	190	-	955	-
(Benefit from) income taxes	(993)	(298)	(2,736)	(1,202)
Total	$2,113	$713	$6,354	$2,685

For the three month periods and years ended December 31, 2011 and 2010, the gross charges related to acquisition related transaction costs as a component of cost of sales, sales and marketing, research and development and general and administrative expenses and the total charges were as follows (in thousands):

	Three Months Ended		Years Ended
	December 31,		December 31,
	2011	2010	2011	2010
Acquisition related transaction costs
Cost of sales	$32	$-	$54	$-
Sales and marketing	220	-	1,349	-
Research and development	106	-	176	-
General and administrative	47	-	505	-
(Benefit from) income taxes	(142)	-	(288)	-
Total	$263	$-	$1,796	$-

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments.  The following table presents our working capital, cash and cash equivalents and marketable securities (in thousands):

	December 31, 2011	December 31, 2010	Increase/ (Decrease)

Working capital	$496,629	$484,406	$12,223
Cash and cash equivalents (1)	142,608	219,447	(76,839)
Short-term investments (1)	223,504	131,215	92,289
Total cash, cash equivalents and short investments	$366,112	$350,662	$15,450

(1)         Included in working capital

During 2011, our working capital increased by $12 million. Factors contributing to this increase in our working capital were an increase in our cash, cash equivalents and short-term investments of $15 million, an increase in accounts receivable of $30 million and an increase in inventory of $14 million, offset by an increase in accounts payable of $8 million, an increase in deferred revenue of $18 million and an increase in accrued expenses of $21 million. The increase in our working capital accounts can be attributed to our overall business growth during the year ended December 31, 2011. The change in our cash, cash equivalents and short-term investments is discussed in more detail below under the heading Cash Provided and (Used) in the Years ended December 31, 2011 and 2010.

Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our cash and investments that are located outside of the U.S. are denominated in U.S. dollars with the exception of $32 million U.S. dollar equivalent of German government sovereign debt that is denominated in Euro. Our German government sovereign debt holdings have a maximum maturity of 18 months and carry Aaa/AAA ratings. At December 31, 2011, we had $366 million in cash, cash equivalents and short-term investments. Approximately $67 million or 18% of these amounts were held in domestic accounts with various financial institutions and $299 million or 82% was held in accounts outside of the U.S. with various financial institutions. Of our short-term investments $30 million or 13% is held in our investment accounts in the U.S. and $194 million or 87% is held in investment accounts of our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

Cash Provided and (Used) in the Years ended December 31, 2011 and 2010.  Cash and cash equivalents decreased to $143 million at December 31, 2011 from $219 million at December 31, 2010. The following table summarizes the proceeds and (uses) of cash (in thousands):

	December 31,
	2011	2010
Cash provided by operating activities	$169,899	$145,058
Cash (used by) investing activities	(236,833)	(96,544)
Cash (used by) financing activities	(9,905)	(30,532)
Net (decrease)/increase in cash equivalents	(76,839)	17,982
Cash and cash equivalents at beginning of year	219,447	201,465
Cash and cash equivalents at end of year	$142,608	$219,447

For the years ended December 31, 2011 and 2010, cash provided by operating activities was $170 million and $145 million, respectively. Year over year, we saw a decrease in net income of $15 million while cash provided by operating assets and liabilities increased by $41 million.

Accounts receivable increased to $157 million at December 31, 2011 compared to $127 million at December 31, 2010. Days sales outstanding was 51 days at December 31, 2011, compared to 48 days at December 31, 2010. We typically bill customers on an open account basis subject to our standard net 30 day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may face issues gaining access to sufficient funding or credit.

Consolidated inventory balances increased to $132 million at December 31, 2011 from $118 million at December 31, 2010. Inventory turns were 1.9 at December 31, 2011, compared to 2.0 at December 31, 2010. Inventory increased by $14 million during the year ended December 31, 2011, as we took actions to support the growth in our overall business. The slower growth we saw in the European region during the fourth quarter of 2011 also contributed to the overall increase in our inventory. Our inventory levels will continue to be determined based upon our anticipated demand for products and our need to keep sufficient inventory on hand to meet our customers’ demands. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels. Rapid changes in customer demand could have a significant impact on our inventory balances in future periods.

Investing activities used cash of $237 million during the year ended December 31, 2011, as the result of our acquisitions of AWR Corporation (AWR) and Phase Matrix Inc. (PMI) for $45 million, net of cash received, and $28 million, net of cash received, respectively, as well as the purchase of property and equipment and other intangibles of $60 million, the capitalization of internally developed software of $12 million, and the net purchase of $91 million of short-term investments. For the year ended December 31, 2010, Investing activities used cash of $97 million, which was the result of the our net purchase of short-term investments of $44 million, the purchase of property and equipment of $28 million, capitalization of internally developed software of $16 million, acquisition of other intangibles of $4.2 million and business acquisitions, net of cash received of $4.2 million. (See Note 15 – Acquisitions of Notes to Consolidated Financial Statements for further discussion regarding the acquisition of AWR and PMI).

Financing activities used cash of $10 million during the year ended December 31, 2011, which was the result of $48 million used to pay dividends to our stockholders offset by $33 million received from the issuance of our common stock from the exercise of stock options and under our employee stock purchase plan as well as a tax benefit of $5.2 million. For the year ended December 31, 2010, financing activities used $31 million, which was the result of $42 million used to repurchase our common stock and $41 million used to pay dividends to our stockholders, offset by $52 million received as a result of the issuance of our common stock from the exercise of stock options and sales of our common stock through our employee stock purchase plan.

From time to time, our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. Under such programs, we repurchased a total of 2,089,098 and 2,165,161 shares of our common stock at weighted average prices of $20.04 and $15.97 per share, in the years ended December 31, 2010 and 2009, respectively. On April 21, 2010, our Board of Directors approved a new share repurchase program that increased the aggregate number of shares of common stock that we are authorized to repurchase from 1,011,147 to 4.5 million. At December 31, 2011, there were 3,932,245 shares remaining available for repurchase under this plan. This repurchase plan does not have an expiration date. We did not repurchase any shares of our common stock during the year ended December 31, 2011.

During the year ended December 31, 2011, we received less proceeds from the exercise of stock options compared to the year ended December 31, 2010. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control and in the future, we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, since 2005, it has been our practice to issue restricted stock units and not stock options to eligible employees which will reduce the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to us.

Contractual Cash Obligations.  The following summarizes our contractual cash obligations as of December 31, 2011 (in thousands):

	Payments Due by Period
	Total	2012	2013	2014	2015	2016	Beyond

Long-term debt	$-	$-	$-	$-	$-	$-	$-
Capital lease obligations	-	-	-	-	-	-	-
Operating leases	54,310	14,426	10,252	8,747	7,707	4,857	8,321
Total contractual cash obligations	$54,310	$14,426	$10,252	$8,747	$7,707	$4,857	$8,321

The following summarizes our other commercial commitments as of December 31, 2011 (in thousands):

	Total	2012	2013	2014	2015	2016	Beyond

Guarantees	$4,781	$4,781	$-	$-	$-	$-	$-
Purchase obligations	13,693	13,693	-	-	-	-	-
Total commercial commitments	$18,474	$18,474	$-	$-	$-	$-	$-

We have commitments under non-cancelable operating leases primarily for office facilities throughout the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. As of December 31, 2011, we had non-cancelable operating lease obligations of approximately $54 million compared to $56 million at December 31, 2010. Rent expense under operating leases was $16 million, $14 million and $12 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. As of December 31, 2011, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $14 million over the next twelve months. At December 31, 2010, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $8 million.

At December 31, 2011, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $4.8 million. At December 31, 2010, we had outstanding guarantees for payment of customs, foreign grants and potential customer disputes totaling approximately $5 million.

Off-Balance Sheet Arrangements. We do not have any debt or off-balance sheet debt. As of December 31, 2011, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•	costs associated with the planned expansion of our manufacturing facilities in Malaysia;
•	difficulties and the high tax costs associated with the repatriation of earnings;
•	payment of dividends to our stockholders;
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

•	the timing, cost or outcome of any future intellectual property or commercial disputes including under our previous GSA contract;
•	required levels of research and development and other operating costs;
•	capital improvements for new and existing facilities;
•	the overall levels of sales of our products and gross profit margins;
•	acquisitions of other businesses, assets, products or technologies;
•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;
•	the levels of inventory and accounts receivable that we maintain;
•	repurchases of our common stock;
•	our relationships with suppliers and customers; and,
•	the level of exercises of stock options and stock purchases under our employee stock purchase plan.

Recently Issued Accounting Pronouncements

Note 1 – Operations and Summary of Significant Accounting Policies for discussion regarding recently issued accounting pronouncements.

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

We derive revenue primarily from the sale/licensing of integrated hardware and software solutions. Independent sales of application software licenses include post contract support services. In addition, training services are sold separately and revenue is recognized as the services are performed. The products and services are generally sold under standardized licensing and sales arrangements with payment terms ranging from net 30 days in the U.S. to net 30 days and up to net 90 days in some international markets. Approximately 86% of our product/license sales include both hardware and software in the customer arrangement, with a small percentage of sales including other services. We offer rights of return and standard warranties for product defects related to our products. The rights of return are generally for a period of up to 30 days after the delivery date. The standard and available extended warranties cover periods ranging from 90 days to three years. We do not generally enter into contracts requiring product acceptance from the customer.

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

When VSOE of fair value is not available for a delivered element but is available for the undelivered element of a multiple element arrangement, sales revenue is generally recognized on the date the product is shipped, using the residual method under FASB ASC 985, with a portion of revenue recorded as deferred (unearned) due to applicable undelivered elements. Undelivered elements for our multiple element arrangements with a customer are generally restricted to post contract support and training and education. The amount of revenue allocated to these undelivered elements is based on the VSOE of fair value for those undelivered elements. Deferred revenue due to undelivered elements is recognized ratably over the service period or when the service is completed. When VSOE of fair value is not available for the undelivered element of a multiple element arrangement, sales revenue for the entire sales contract value is generally recognized ratably over the service period of the undelivered element, generally 12 months or when the service is completed in accordance with the subscription method. Deferred revenue at December 31, 2011 and 2010 was $90 million and $72 million, respectively.

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

On January 1, 2011, we prospectively adopted accounting rules that changed the criteria for separating consideration in multiple-deliverable arrangements. The new rules changed the application of the residual method of allocation and require that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. The selling price used for each deliverable will be based on VSOE if available, third–party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The adoption of the amended revenue recognition rules did not change the units of accounting for our revenue transactions. It also did not significantly change how we allocated the arrangement consideration to the various units of accounting or the timing of revenue. The impact of our adoption was not material to our consolidated financial statements for the year ended December 31, 2011.

•	Estimating allowances for sales returns

The preparation of financial statements requires that we make estimates and assumptions of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of our sales returns allowance. Significant judgments and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. A provision for estimated sales returns is made by reducing recorded revenue by the amount of the allowance. Accounts receivable is reported net of the allowance for sales returns. The allowance for sales returns was $1.6 million and $1.7 million at December 31, 2011 and 2010, respectively. Material differences may result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates or if actual results varied materially from our estimates.

•	Estimating allowances, specifically the allowance for doubtful accounts and the adjustment for excess and obsolete inventories

In addition to estimating an allowance for sales returns, we must also make estimates about the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. Our allowance for doubtful accounts was $2.6 million and $2.1 million at December 31, 2011 and 2010, respectively. We also write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based on assumptions of future demand and market conditions. Our allowance for excess and obsolete inventories was $4.2 million and $3.3 million at December 31, 2011 and 2010, respectively. Significant judgments and estimates must be made and used in connection with establishing these allowances. Material differences may result in the amount and timing of our bad debt and inventory obsolescence if we made different judgments or utilized different estimates or if actual results varied materially from our estimates.

•	Accounting for costs of computer software

We capitalize costs related to the development and acquisition of certain software products. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Technological feasibility for our products is established when the product is available for beta release. Judgment is required in determining when technological feasibility of a product is established. Amortization is computed on an individual product basis for those products available for market and has been recognized based on the product’s estimated economic life, generally three years. At each balance sheet date, the unamortized costs are reviewed by management and reduced to net realized value when necessary. As of December 31, 2011 and 2010 unamortized capitalized software development costs were $23 million and $24 million, respectively.

•	Valuation of long-lived and intangible assets

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In accordance with FASB ASC 350, Intangibles – Goodwill and Other (FASB ASC 350), goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 28, 2011. No impairment of goodwill and long-lived and intangible assets was identified during 2011 and 2010. Goodwill is deductible for tax purposes in certain jurisdictions. We have defined our operating segment based on geographic regions. We sell our products in three geographic regions. Our sales to these regions share similar economic characteristics, similar product mix, similar customers, and similar distribution methods. Accordingly, we have elected to aggregate these three geographic regions into a single operating segment. As we have one reporting segment, we allocate goodwill to one reporting unit for goodwill impairment testing. Factors considered important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;
•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•	significant negative industry or economic trends; and,
•	our market capitalization relative to net book value.

When it is determined that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate. As of December 31, 2011 and 2010, we had goodwill of approximately $131 million and $70 million, respectively.

•	Accounting for income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. In estimating future tax consequences, all expected future events are considered other than enactments of changes in tax laws or rates. We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense.

The tax position of our Hungarian operations continue to benefit from assets created by the restructuring of our operations in Hungary in 2003. In addition, our research and development activities in Hungary continue to benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. Partial release of the valuation allowance on assets from the restructuring and the enhanced tax deduction for research expenses resulted in income tax benefits of $19 million and $17 million for the years ended December 31, 2011 and 2010, respectively.

Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $16 million and $13 million for the years ended December 31, 2011 and 2010, respectively. No countries other than Hungary had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service with regard to any foreign jurisdictions.

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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect of increasing our consolidated sales by $27 million or 3% in 2011, and increasing our consolidated sales by $13 million or 2% in 2010. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing our consolidated operating expenses by $19 million or 3% in 2011, and increasing our consolidated operating expenses by $9 million or 3% in 2010.

During the first half of 2011, the U.S. dollar generally declined against most of the major currencies in the markets in which we do business. During the six month period ended December 31, 2011, we saw the U.S. dollar turn significantly stronger against most of the major currencies in the markets in which we do business. We cannot predict to what degree or how long this recent volatility in the foreign currency exchange markets will continue.  In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

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

During 2011, our hedges had the effect of decreasing our consolidated sales by $3.9 million, decreasing our cost of sales by $1.4 million, and decreasing our operating expenses by $556,000. During 2010, these hedges had the effect of increasing our consolidated sales by $5.9 million, decreasing our cost of sales by $2.5 million, and decreasing our operating expenses by $1.2 million.  (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales, cost of sales and operating expenses for the years ended December 31, 2011 and 2010).

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

Cash, Cash Equivalents and Short-Term Investments

At December 31, 2011, we had $366 million in cash, cash equivalents and short-term investments. We maintain cash and cash equivalents with various financial institutions located in many countries throughout the world. Approximately $37 million or 26% of these amounts were held in domestic accounts with various financial institutions and $106 million or 74% was held in accounts outside of the U.S. with various financial institutions. At December 31, 2011, $106 million or 75% of our cash and cash equivalents was held in cash in various operating accounts throughout the world, and $23 million or 16% was held in money market accounts and $14 million or 9% was held in U.S. Treasuries. The most significant of our operating accounts was our domestic operating account which held approximately $8 million or 6% of our total cash and cash equivalents at a bank that carried A+/A2/AA- ratings at December 31, 2011. Our short-term investment balance is comprised of $30 million or 13% held in our investment accounts in the U.S. and $194 million or 87% held in investment accounts of our foreign subsidiaries. We have $32 million U.S. dollar equivalent of German government sovereign debt that is denominated in Euro. Our German government sovereign debt holdings have a maximum maturity of 18 months and carry Aaa/AAA ratings.

We value our available-for-sale short term investments based on pricing from third party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. We classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. We believe all of these sources reflect the credit risk associated with each of our available for sale short term investments.

The goal of our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the full investment of available funds. We place our cash investments in instruments that meet credit quality standards, as specified in our corporate investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. Our cash equivalents and short-term investments carried ratings from the major credit rating agencies that were in accordance with our corporate investment policy. Our investment policy allows investments in the following: government and federal agency obligations, repurchase agreements (“Repos”), certificates of deposit and time deposits, corporate obligations, medium term notes and deposit notes, commercial paper including asset-backed commercial paper (“ABCP”), puttable bonds, general obligation and revenue bonds, money market funds, taxable commercial paper, corporate notes/bonds, municipal notes, municipal obligations, variable rate demand notes and tax exempt commercial paper. All such instruments must carry minimum ratings of A1/P1/F1, MIG1/VMIG1/SP1 and A2/A/A, as applicable, all of which are considered “investment grade”. Our investment policy for marketable securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months with at least 10% maturing in 90 days or less.

We account for our investments in debt and equity instruments under FASB ASC 320 Investments – Debt and Equity Securities (FASB ASC 320). Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of shareholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments at December 31, 2011 and December 31, 2010 was $224 million and $131 million, respectively. The increase was due to the net purchase of $91 million of short-term investments which was done to continue the diversification our holdings from money market accounts to debt securities and to take advantage of higher yields associated with longer maturity debt securities.

We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income. There were not any other than temporary impairments recognized in other expense during 2011 and 2010.

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

In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of December 31, 2011, a 100 basis point increase or decrease in interest rates across all maturities would result in a $1.9 million increase or decrease in the fair market value of our portfolio. As of December 31, 2010, a similar 100 basis point shift in the yield curve would have resulted in a $1.0 million increase or decrease in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is a other than temporary impairment.

Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of December 31, 2011, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

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

Exchange Rate Risk

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. The principal currencies hedged are the Euro, British pound, Japanese yen, Korean won and Hungarian forint. We monitor our foreign exchange exposures regularly to help ensure the overall effectiveness of our foreign currency hedge positions. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at December 31, 2011 and December 31, 2010, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $23 million and $10 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-31 hereof. Also see “Quarterly results of operations” on page 26.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the year ended December 31, 2011.

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

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. We continue to enhance our internal control over financial reporting in key functional areas with the goal of monitoring our operations at the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required under Auditing Standard No. 5 issued by the Public Company Accounting Oversight Board. We discuss and disclose these matters to the audit committee of our board of directors and to our auditors.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, which was the end of our fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization and our internal audit department.

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2011, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

From time to time, our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Jeffrey L. Kodosky and James J. Truchard have made periodic sales of our stock pursuant to such plans. The foregoing is provided for informational purposes and not in response to any particular requirement of Form 10-K.

PART III

Certain information required by Part III is omitted from this Report in that we intend to file a definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission (the “Proxy Statement”) relating to our annual meeting of stockholders not later than 120 days after the end of the fiscal year covered by this Report, and such information is incorporated by reference herein as described below.

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

Registrant

NATIONAL INSTRUMENTS CORPORATION

February 6, 2012	By:	/s/ Dr. James J. Truchard
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

Signature	Capacity in Which Signed	Date

/s/ Dr. James J. Truchard	Chairman of the Board and President (Principal Executive Officer)	February 6, 2012
Dr. James J. Truchard

/s/ Alex M. Davern	EVP, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 6, 2012
Alex M. Davern

/s/ Jeffrey L. Kodosky	Director	February 6, 2012
Jeffrey L. Kodosky

/s/ Dr. Donald M. Carlton	Director	February 6, 2012
Dr. Donald M. Carlton

/s/ Charles J. Roesslein	Director	February 6, 2012
Charles J. Roesslein

/s/ Duy-Loan T. Le	Director	February 6, 2012
Duy-Loan T. Le

/s/ John K. Medica	Director	February 6, 2012
John K. Medica

/s/ John M. Berra	Director	February 6, 2012
John M. Berra

NATIONAL INSTRUMENTS CORPORATION

All schedules are omitted because the required information is already included in our notes to our consolidated financial statements or because they are not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of National Instruments Corporation:

We have audited the accompanying consolidated balance sheets of National Instruments Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Instruments Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Instruments Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

February 6, 2012

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of National Instruments Corporation:

We have audited National Instruments Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Instruments Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, National Instruments Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Instruments Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 6, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

February 6, 2012

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$142,608	$219,447
Short-term investments	223,504	131,215
Accounts receivable, net	157,056	127,214
Inventories, net	131,995	117,765
Prepaid expenses and other current assets	38,082	36,239
Deferred income taxes, net	26,304	18,838
Total current assets	719,549	650,718
Property and equipment, net	190,148	160,410
Goodwill	130,747	70,278
Intangible assets, net	83,866	52,816
Other long-term assets	29,984	25,460
Total assets	$1,154,294	$959,682
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$41,111	$33,544
Accrued compensation	29,616	27,734
Deferred revenue	90,074	71,650
Accrued expenses and other liabilities	37,612	16,538
Other taxes payable	24,507	16,846
Total current liabilities	222,920	166,312
Deferred income taxes	43,186	29,477
Liability for uncertain tax positions	19,494	14,953
Other long-term liabilities	16,683	4,395
Total liabilities	302,283	215,137
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $0.01; 180,000,000 shares authorized; 120,677,143 and 117,904,975 shares issued and outstanding, respectively	1,207	1,179
Additional paid-in capital	471,830	407,713
Retained earnings	382,474	336,363
Accumulated other comprehensive (loss)	(3,500)	(710)
Total stockholders’ equity	852,011	744,545
Total liabilities and stockholders’ equity	$1,154,294	$959,682

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Years Ended December 31,
	2011	2010	2009
Net sales:
Product	$955,613	$807,386	$623,736
Software maintenance	81,667	65,834	52,858
GSA accrual	(13,107)	-	-
Total net sales	1,024,173	873,220	676,594
Cost of sales:
Product	235,839	195,096	164,700
Software maintenance	5,125	4,987	5,184
Total cost of sales	240,964	200,083	169,884

Gross profit	783,209	673,137	506,710

Operating expenses:
Sales and marketing	388,768	319,606	269,267
Research and development	199,071	158,149	132,974
General and administrative	82,658	67,069	57,938
Total operating expenses	670,497	544,824	460,179

Operating income	112,712	128,313	46,531

Other income (expense):
Interest income	1,319	1,391	1,629
Net foreign exchange gain (loss)	(2,755)	(2,585)	734
Other income (loss), net	(142)	993	1,351
Income before income taxes	111,134	128,112	50,245
Provision for income taxes	17,062	18,996	33,160

Net income	$94,072	$109,116	$17,085

Basic earnings per share	$0.79	$0.93	$0.15

Weighted average shares outstanding - basic	119,836	116,973	116,280

Diluted earnings per share	$0.78	$0.92	$0.15

Weighted average shares outstanding – diluted	121,220	118,572	117,039

Dividends declared per share	$0.40	$0.35	$0.32

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash flow from operating activities:
Net income	$94,072	$109,116	$17,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,897	37,872	38,365
Stock-based compensation	23,219	18,795	20,299
Tax expense (benefit) from deferred income taxes	(8,581)	3,668	17,196
Tax expense (benefit) from stock option plans	(5,151)	(96)	1,450
Changes in operating assets and liabilities:
Accounts receivable	(21,957)	(22,923)	17,591
Inventories	(11,817)	(30,930)	20,843
Prepaid expenses and other assets	(1,350)	(20,411)	12,740
Accounts payable	5,573	9,630	(7,374)
Deferred revenue	16,953	14,408	11,728
Taxes and other liabilities	29,041	25,929	(14,272)
Net cash provided by operating activities	169,899	145,058	135,651
Cash flow from investing activities:
Capital expenditures	(54,830)	(28,397)	(20,847)
Capitalization of internally developed software	(12,065)	(15,759)	(12,583)
Additions to other intangibles	(5,035)	(4,151)	(4,602)
Acquisitions, net of cash received	(73,558)	(4,218)	-
Purchases of short-term investments	(257,449)	(126,691)	(93,087)
Sales and maturities of short-term investments	166,104	82,672	19,204
Net cash (used by) investing activities	(236,833)	(96,544)	(111,915)
Cash flow from financing activities:
Proceeds from issuance of common stock	32,905	51,852	21,672
Repurchase of common stock	-	(41,862)	(34,585)
Dividends paid	(47,961)	(40,618)	(37,308)
Tax (expense) benefit from stock option plans	5,151	96	(1,450)
Net cash (used by) financing activities	(9,905)	(30,532)	(51,671)
Net change in cash and cash equivalents	(76,839)	17,982	(27,935)
Cash and cash equivalents at beginning of period	219,447	201,465	229,400
Cash and cash equivalents at end of period	$142,608	$219,447	$201,465
Cash paid for interest and income taxes:
Interest	$14	$82	$23
Income taxes	$2,393	$14,807	$14,608

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balance at December 31, 2008	115,789,594	$1,158	$299,966	$352,831	$10,483	$664,438
Net income				17,085		17,085
Foreign currency translation adjustment (net of $1,799 tax expense)					927	927
Unrealized gain on securities available-for-sale (net of $1,093 tax expense)					563	563
Unrealized gain on derivative instruments (net of $3,053 tax expense)					1,572	1,572
Total comprehensive income						20,147

Issuance of common stock under employee plans, including tax benefits	2,427,378	24	21,648			21,672
Stock-based compensation			20,574			20,574
Repurchase and retirement of common stock	(2,165,161)	(21)	(5,611)	(28,953)		(34,585)
Dividends paid				(37,308)		(37,308)
Disqualified dispositions			(518)			(518)
Balance at December 31, 2009	116,051,811	$1,161	$336,059	$303,655	$13,545	$654,420
Net income				109,116		109,116
Foreign currency translation adjustment (net of $926 tax benefit)					(5,248)	(5,248)
Unrealized gain on securities available-for-sale (net of $115 tax expense)					653	653
Unrealized loss on derivative instruments (net of $1,705 tax benefit)					(9,660)	(9,660)
Total comprehensive income						94,861

Issuance of common stock under employee plans, including tax benefits	3,788,994	38	51,814			51,852
Stock-based compensation			18,897			18,897
Repurchase and retirement of common stock	(2,089,098)	(21)	(6,051)	(35,790)		(41,862)
Business acquisition	153,268	1	2,998			2,999
Dividends paid				(40,618)		(40,618)
Disqualified dispositions			3,996			3,996
Balance at December 31, 2010	117,904,975	$1,179	$407,713	$336,363	$(710)	$744,545
Net income				94,072		94,072
Foreign currency translation adjustment (net of $190 tax benefit)					(1,046)	(1,046)
Unrealized loss on securities available-for-sale (net of $157 tax benefit)					(860)	(860)
Unrealized loss on derivative instruments (net of $161 tax benefit)					(884)	(884)
Total comprehensive income						91,282

Issuance of common stock under employee plans, including tax benefits	2,715,253	27	32,878			32,905
Stock-based compensation			23,106			23,106
Business acquisition	56,915	1	1,813			1,814
Dividends paid				(47,961)		(47,961)
Disqualified dispositions			6,320			6,320
Balance at December 31, 2011	120,677,143	$1,207	$471,830	$382,474	$(3,500)	$852,011

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

Short-Term Investments

We value our available-for-sale short term investments based on pricing from third party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. We classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. We believe all of these sources reflect the credit risk associated with each of our available for sale short term investments. Short-term investments available-for-sale consists of debt securities issued by states of the U.S. and political subdivisions of the U.S., corporate debt securities and debt securities issued by U.S. government corporations and agencies as well as debt securities issued by foreign governments. All short-term investments available-for-sale have contractual maturities of less than 24 months.

Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments in debt securities at December 31, 2011 and December 31, 2010 was $224 million and $131 million, respectively. The increase was due to the net purchase of $91 million of short-term investments which was done to continue the diversification our holdings from money market accounts to debt securities and to take advantage of higher yields associated with longer maturity debt securities. We have $32 million U.S. dollar equivalent of German government sovereign debt that is denominated in Euro. Our German government sovereign debt holdings have a maximum maturity of 18 months and carry Aaa/AAA ratings.

We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income. We did not identify or record any other-than-temporary impairments during 2011, 2010 and 2009.

Accounts Receivable, net

Accounts receivable are recorded net of allowances for sales returns of $1.6 million and $1.7 million at December 31, 2011 and 2010, respectively, and net of allowances for doubtful accounts of $2.6 million and $2.1 million at December 31, 2011 and 2010, respectively. A provision for estimated sales returns is made by reducing recorded revenue based on historical experience. We analyze historical returns, current economic trends and changes in customer demand of our products when evaluating the adequacy of our sales returns allowance. Our allowance for doubtful accounts is based on historical experience. We analyze historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts.

Year	Description	Balance at Beginning of Period	Provisions	Write-Offs	Balance at End of Period
2009	Allowance for doubtful accounts and sales returns	$5,682	$337	$1,400	$4,619
2010	Allowance for doubtful accounts and sales returns	$4,619	$(578)	$273	$3,768
2011	Allowance for doubtful accounts and sales returns	$3,768	$385	$(88)	$4,241

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

Inventory is shown net of adjustment for excess and obsolete inventories of $4.2 million, $3.3 million and $4.4 million at December 31, 2011, 2010 and 2009, respectively.

Year	Description	Balance at Beginning of Period	Provisions	Write-Offs	Balance at End of Period
2009	Adjustment for excess and obsolete inventories	$4,409	$1,492	$1,511	$4,390
2010	Adjustment for excess and obsolete inventories	$4,390	$1,785	$2,835	$3,340
2011	Adjustment for excess and obsolete inventories	$3,340	$3,554	$2,689	$4,205

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

Goodwill

The excess purchase price over the fair value of assets acquired is recorded as goodwill. As we have one operating segment, we allocate goodwill to one reporting unit for goodwill impairment testing. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 28, 2011. No impairment of goodwill was identified during 2011 and 2010. Goodwill is deductible for tax purposes in certain jurisdictions.

Concentrations of credit risk

We maintain cash and cash equivalents with various financial institutions located in many countries throughout the world. At December 31, 2011, $106.4 million or 75% of our cash and cash equivalents was held in cash in various operating accounts with financial institutions throughout the world, $22.7 million or 16% was held in money market accounts and $13.5 million or 9% was held in U.S. Treasuries. The most significant of our operating accounts was our domestic operating account which held approximately $8.1 million or 6% of our total cash and cash equivalents at a bank that carried A+/A2/AA- ratings at December 31, 2011. From a geographic standpoint, approximately $37.1 million or 26% was held in various domestic accounts with financial institutions and $105.5 million or 74% was held in various accounts outside of the U.S. with financial institutions. At December 31, 2011, our short-term investments consist of $32.2 million or 14% of foreign government bonds, $157.4 million or 70% of U.S. treasuries and agencies, $12.4 million or 6% of municipal bonds, $18.6 million or 8% of corporate bonds and $2.9 million or 1% in time deposits.

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

Concentration of credit risk with respect to trade accounts receivable is limited due to our large number of customers and their dispersion across many countries and industries. The amount of sales to any individual customer did not exceed 4% of revenue for the periods presented. The largest trade account receivable from any individual customer at December 31, 2011 was approximately $4.9 million.

Key supplier risk

Our manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these components are available through sole or limited sources. Supply shortages or quality problems in connection with some of these key components could require us to procure components from replacement suppliers, which would cause significant delays in fulfillment of orders and likely result in additional costs. In order to manage this risk, we maintain safety stock of some of these single sourced components and subassemblies and perform regular assessments of suppliers performance, grading key suppliers in critical areas such as quality and “on-time” delivery.

Revenue recognition

We derive revenue primarily from the sale/licensing of integrated hardware and software solutions. Independent sales of application software licenses include post contract support services. In addition, training services are sold separately and revenue is recognized as the services are performed. The products and services are generally sold under standardized licensing and sales arrangements with payment terms ranging from net 30 days in the United States to net 30 days and up to net 90 days in some international markets. Approximately 86% of our product/license sales include both hardware and software in the customer arrangement, with a small percentage of sales including other services. We offer rights of return and standard warranties for product defects related to our products. The rights of return are generally for a period of up to 30 days after the delivery date. Our standard warranties cover periods ranging from 90 days to three years. We do not generally enter into contracts requiring product acceptance from the customer.

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

When VSOE of fair value is not available for a delivered element but is available for the undelivered element of a multiple element arrangement, sales revenue is generally recognized on the date the product is shipped, using the residual method under FASB ASC 985, with a portion of revenue recorded as deferred (unearned) due to applicable undelivered elements. Undelivered elements for our multiple element arrangements with a customer are generally restricted to post contract support and training and education. The amount of revenue allocated to these undelivered elements is based on the VSOE of fair value for those undelivered elements. Deferred revenue due to undelivered elements is recognized ratably over the service period or when the service is completed. When VSOE of fair value is not available for the undelivered element of a multiple element arrangement, sales revenue for the entire sales contract value is generally recognized ratably over the service period of the undelivered element, generally 12 months or when the service is completed in accordance with the subscription method. Deferred revenue at December 31, 2011 and 2010 was $90.1 million and $71.7 million, respectively.

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

On January 1, 2011, we prospectively adopted accounting rules that changed the criteria for separating consideration in multiple-deliverable arrangements. The new rules changed the application of the residual method of allocation and require that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. The selling price used for each deliverable will be based on VSOE if available, third–party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The adoption of the amended revenue recognition rules did not change the units of accounting for our revenue transactions. It also did not significantly change how we allocated the arrangement consideration to the various units of accounting or the timing of revenue. The impact of our adoption was not material to our consolidated financial statements for the year ended December 31, 2011.

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

Warranty reserve

We offer a one-year limited warranty on most hardware products and extended two or three-year warranties on a subset of our hardware products, which is included in the sales price of many of our products. Provision is made for estimated future warranty costs at the time of the sale for the estimated costs that may be incurred under the basic limited warranty. Our estimate is based on historical experience and product sales.

The warranty reserve for the years ended December 31, 2011, 2010 and 2009, respectively, was as follows (in thousands):

	2011	2010	2009
Balance at the beginning of the period	$921	$921	$952
Accruals for warranties issued during the period	2,954	1,993	1,991
Settlements made (in cash or in kind) during the period	(2,604)	(1,993)	(2,022)
Balance at the end of the period	$1,271	$921	$921

Loss contingencies

We accrue for probable losses from contingencies including legal defense costs, on an undiscounted basis, when such costs are considered probable of being incurred and are reasonably estimable. We periodically evaluate available information, both internal and external, relative to such contingencies and adjust this accrual as necessary.

Advertising expense

We expense costs of advertising as incurred. Advertising expense for the years ended December 31, 2011, 2010 and 2009 was $14.7 million, $13.2 million and $13.6 million, respectively.

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

Income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. In estimating future tax consequences, all expected future events are considered other than enactments of changes in tax laws or rates. We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the years ended December 31, 2011, 2010 and 2009, respectively, are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Weighted average shares outstanding-basic	119,836	116,973	116,280
Plus: Common share equivalents
Stock options, restricted stock units	1,384	1,599	759
Weighted average shares outstanding-diluted	121,220	118,572	117,039

Stock awards to acquire 477,019, 322,896 and 4,067,964 shares for the years ended December 31, 2011, 2010 and 2009, respectively, were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

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

Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation and unrealized gains and losses on forward and option contracts and securities available-for-sale. Comprehensive income for 2011, 2010 and 2009 was $91.3 million, $94.9 million and $20.1 million, respectively.

Recently Issued Accounting Pronouncements

In October 2009, the FASB updated FASB ASC 605, Revenue Recognition (FASB ASC 605) that amended the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third–party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments will change the application of the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. On January 1, 2011, we adopted the accounting update as required on a prospective basis. The adoption of the amended revenue recognition rules did not change the units of accounting for our revenue transactions. It also did not significantly change how we allocated the arrangement consideration to the various units of accounting or the timing of revenue. The impact of our adoption was not material to our consolidated financial statements for the year ended December 31, 2011. We cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified sales arrangements in any given period. In addition, as our, or our competitors’, pricing practices and strategies evolve, we may modify our pricing practices in the future. This may result in a different allocation of revenue to the deliverables in the multiple element arrangements from the current fiscal quarter, which may change the pattern and timing of revenue recognition for these elements, but will not change the total revenue recognized for the arrangement.

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

Note 2 – Cash, cash equivalents and short-term investments

The following table summarizes unrealized gains and losses related to our cash, cash equivalents and short-term investments designated as available-for-sale (in thousands):

	As of December 31, 2011
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Cumulative Translation Adjustment	Fair Value
Cash	$106,431	$-	$-	$-	$106,431
Money market accounts	22,677	-	-	-	22,677
Municipal bonds	12,381	11	-	-	12,392
Corporate bonds	18,631	-	(67)	-	18,564
U.S. treasuries and agencies	170,926	2	(9)	-	170,919
Foreign government bonds	36,460	240	(1)	(4,482)	32,217
Time deposits	2,912	-	-	-	2,912
Cash, Cash equivalents and short-term investments	$370,418	$253	$(77)	$(4,482)	$366,112

	As of December 31, 2010
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Cumulative Translation Adjustment	Fair Value
Cash	$86,344	$-	$-	$-	$86,344
Money market accounts	133,103	-	-	-	133,103
Municipal bonds	16,843	18	-	-	16,861
Corporate bonds	56,141	38	(69)	-	56,110
U.S. treasuries and agencies	23,142	13	(20)	-	23,135
Foreign government bonds	36,010	89	(32)	(3,410)	32,657
Time deposits	2,452	-	-	-	2,452
Cash, Cash equivalents and short-term investments	$354,035	$158	$(121)	$(3,410)	$350,662

The following table summarizes the contractual maturities of our available-for-sale debt securities (in thousands):

	As of December 31, 2011
	Adjusted Cost	Fair Value
Due in less than 1 year	$215,817	$213,618
Due in 1 to 5 years	25,493	23,386
Total available-for-sale debt securities	$241,310	$237,004

Due in less than 1 year	Adjusted Cost	Fair Value
Municipal bonds	$12,381	$12,392
Corporate bonds	14,435	14,392
U.S. treasuries and agencies	167,924	167,917
Foreign government bonds	18,165	16,005
Time deposits	2,912	2,912
Total available-for-sale debt securities	$215,817	$213,618

Due in 1 to 5 years	Adjusted Cost	Fair Value
Corporate bonds	$4,196	$4,172
U.S. treasuries and agencies	3,002	3,002
Foreign government bonds	18,295	16,212
Total available-for-sale debt securities	$25,493	$23,386

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Inputs that are not based on observable market data

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money Market Funds	$22,677	$22,677	$-	$-
U.S. Treasuries and Agencies	13,500		13,500
Short-term investments available for sale:
Municipal bonds	12,392	-	12,392	-
Corporate bonds	18,564	-	18,564	-
U.S. treasuries and agencies	157,419	-	157,419	-
Foreign government bonds	32,217	-	32,217	-
Time deposits	2,912	2,912	-	-
Derivatives	4,297	-	4,297	-
Total Assets	$263,978	$25,589	$238,389	$-

Liabilities
Derivatives	$(4,542)	$-	$(4,542)	$-
Total Liabilities	$(4,542)	$-	$(4,542)	$-

	Fair Value Measurements at Reporting Date Using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money Market Funds	$133,103	$133,103	$-	$-
Short-term investments available for sale:
Municipal bonds	16,861	-	16,861	-
Corporate bonds	56,110	-	56,110	-
U.S. treasuries and agencies	23,135	-	23,135	-
Foreign government bonds	32,657	-	32,657	-
Time deposits	2,452	2,452	-	-
Derivatives	2,325	-	2,325	-
Total Assets	$266,643	$135,555	$131,088	$-

Liabilities
Derivatives	$(3,733)	$-	$(3,733)	$-
Total Liabilities	$(3,733)	$-	$(3,733)	$-

We value our available-for-sale short term investments based on pricing from third party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. We classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. We believe all of these sources reflect the credit risk associated with each of our available for sale short term investments. Short-term investments available-for-sale consists of debt securities issued by states of the U.S. and political subdivisions of the U.S., corporate debt securities and debt securities issued by U.S. government corporations and agencies as well as debt securities issued by foreign governments. All short-term investments available-for-sale have contractual maturities of less than 24 months.

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of similar instruments. We consider counterparty credit risk in the valuation of our derivatives. Counterparty credit risk did not impact the valuation of our derivatives at December 31, 2011 and 2010. There were not any transfers in or out of Level 1 or Level 2 during the year ended December 31, 2011.

We previously reported certain of our cash equivalents and short-term investments available-for-sale as using Level 1 market inputs. We have determined that the pricing methods for certain of these investments use significant other observable inputs and should have been reported as Level 2. Accordingly, these investments held in prior periods are now reported as Level 2. This change had no impact on the fair value of our investments in any of the periods presented.

We did not have any items that were measured at fair value on a nonrecurring basis at December 31, 2011 and December 31, 2010.

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

We have operations in over 40 countries. Sales outside of the Americas accounted for 60% and 59% of our revenues for the years ended December 31, 2011 and 2010, respectively.  Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

We held forward contracts with a notional amount of $61.0 million dollar equivalent of Euro, $43.6 million dollar equivalent of Japanese yen, $3.3 million dollar equivalent of Korean won and $28.2 million dollar equivalent of Hungarian forint at December 31, 2011. These contracts are for terms of up to 24 months. At December 31, 2010, we held forward contracts with a notional amount of $28.3 million dollar equivalent of Euro, $6.0 million dollar equivalent of British pound sterling, $18.4 million dollar equivalent of Japanese yen, and $33.4 million dollar equivalent of Hungarian forint.

We did not have any purchased option contracts at December 31, 2011 and December 31, 2010.

At December 31, 2011, we expect to reclassify $1.8 million of gains on derivative instruments from accumulated other comprehensive income to net sales during the next twelve months when the hedged international sales occur, $856,000 of losses on derivative instruments from accumulated OCI to cost of sales when the cost of sales are incurred and $486,000 of losses on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at December 31, 2011. Actual results may vary as a result of changes in the corresponding exchange rate subsequent to this date.

We did not record any ineffectiveness from our hedges during the year ended December 31, 2011.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 120 days. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss)”. As of December 31, 2011 and December 31, 2010, we held foreign currency forward contracts with a notional amount of $53.8 million and $41.3 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets and the effect of derivative instruments on our Consolidated Statements of Income.

Fair Values of Derivative Instruments (in thousands):

	Asset Derivatives
	December 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$2,500	Prepaid expenses and other current assets	$1,104

Foreign exchange contracts - LT forwards	Other long-term assets	190	Other long-term assets	490

Total derivatives designated as hedging instruments		$2,690		$1,594

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$1,607	Prepaid expenses and other current assets	$731
Total derivatives not designated as hedging instruments		$1,607		$731

Total asset derivatives		$4,297		$2,325

	Liability Derivatives
	December 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(2,007)	Accrued expenses and other liabilities	$(2,677)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(1,770)	Other long-term liabilities	-
Total derivatives designated as hedging instruments		$(3,777)		$(2,677)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(765)	Accrued expenses and other liabilities	$(1,056)
Total derivatives not designated as hedging instruments		$(765)		$(1,056)

Total liability derivatives		$(4,542)		$(3,733)

The following table shows the effect of derivative instruments on the Consolidated Statements of Income for the years ended December 31, 2011 and 2010, respectively (in thousands):

December 31, 2011
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$3,980	Net sales	$(3,855)	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	(2,889)	Cost of sales	1,378	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	(1,396)	Operating expenses	556	Net foreign exchange gain (loss)	$-
Total	$(305)		$(1,921)		$-

December 31, 2010
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(5,058)	Net sales	$5,852	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	(3,166)	Cost of sales	2,457	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	(1,669)	Operating expenses	1,237	Net foreign exchange gain (loss)	$-
Total	$(9,893)		$9,546		$-

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		December 31, 2011	December 31, 2010
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$951	$(1,576)

Total		$951	$(1,576)

Note 5 – Inventories

Inventories, net at December 31, 2011 and December 31, 2010, consist of the following (in thousands):

	December 31,	December 31,
	2011	2010

Raw materials	$56,139	$55,218
Work-in-process	5,708	6,359
Finished goods	70,148	56,188
	$131,995	$117,765

Note 6 – Property and equipment

Property and equipment at December 31, 2011 and 2010, consist of the following (in thousands):

	December 31,	December 31,
	2011	2010

Land	$23,730	$17,760
Buildings	156,317	142,037
Furniture and equipment	206,557	175,439
	$386,604	$335,236
Accumulated depreciation	(196,456)	(174,826)
	$190,148	$160,410

Depreciation expense for the years ended December 31, 2011, 2010 and 2009, was $21.6 million, $21.0 million and $22.3 million, respectively.

Note 7 – Intangibles

Intangibles at December 31, 2011 and 2010 were as follows (in thousands):

	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$53,086	$(29,606)	$23,480	$40,481	$(16,217)	$24,264
Acquired technology	67,918	(32,210)	35,708	35,634	(25,017)	10,617
Patents	21,875	(7,992)	13,883	20,790	(6,312)	14,478
Other	24,614	(13,819)	10,795	14,059	(10,602)	3,457
	$167,493	$(83,627)	$83,866	$110,964	$(58,148)	$52,816

Software development costs capitalized during 2011, 2010 and 2009 were $12.6 million, $16.5 million and $13.3 million, respectively, and related amortization was $13.4 million, $10.7 million and $9.1 million, respectively. Included in these capitalized costs for the years ended December 31, 2011, 2010 and 2009, were costs related to stock based compensation of $539,000, $719,000 and $734,000, respectively.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Acquired intangible assets which include acquired technology and other are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally ten to seventeen years.  Total intangible assets amortization expenses were $25.5 million, $17.9 million and $16.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Capitalized software development costs, acquired technology, patents and other have weighted-average useful lives of 2.1 years, 2.6 years, 6.9 years, and 2.4 years, respectively, as of December 31, 2011. The estimated future amortization expense related to intangible assets as of December 31, 2011 is as follows:

Amount (in thousands)
2012	$26,635
2013	20,192
2014	13,953
2015	9,523
2016	5,172
Thereafter	8,391
$83,866

The overall increase in our acquired technology and other intangible assets can be attributed to our acquisitions of AWR Corporation and Phase Matrix Inc. See Note 15 – Acquisitions of Notes to Consolidated Financial Statements for additional discussion related to these acquisitions.

Note 8 – Goodwill

The carrying amount of goodwill for 2010 and 2011 are as follows:

Amount (in thousands)
Balance as of December 31, 2009	$64,779
Acquisitions/purchase accounting adjustments	6,061
Divestitures	-
Foreign currency translation impact	(562)
Balance as of December 31, 2010	$70,278
Acquisitions/purchase accounting adjustments	60,728
Divestitures	-
Foreign currency translation impact	(259)
Balance as of December 31, 2011	$130,747

The excess purchase price over the fair value of assets acquired is recorded as goodwill. As we have one operating segment, we allocate goodwill to one reporting unit for goodwill impairment testing. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 28, 2011. No impairment of goodwill was identified during 2011 and 2010. Goodwill is deductible for tax purposes in certain jurisdictions.

See Note 15 – Acquisitions of Notes to Consolidated Financial Statements for additional discussion related to acquisitions in 2011.

Note 9 – Income taxes

The components of income before income taxes are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Domestic	$6,488	$31,801	$34,953
Foreign	104,646	96,311	15,292
	$111,134	$128,112	$50,245

The provision for income taxes charged to operations is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Current tax expense:
U.S. federal	$19,381	$14,605	$3,117
State	1,180	779	136
Foreign	8,568	3,752	13,760
Total current	29,129	19,136	17,013
Deferred tax expense (benefit):
U.S. federal	(12,790)	1,545	9,920
State	(234)	(39)	387
Foreign	957	(1,646)	(2,864)
Total deferred	(12,067)	(140)	7,443
Change in valuation allowance	-	-	8,704
Total provision	$17,062	$18,996	$33,160

Deferred tax liabilities (assets) at December 31, 2011 and 2010 as follows (in thousands):

	December 31,
	2011	2010
Capitalized software	$7,933	$8,029
Depreciation and amortization	16,910	12,468
Unrealized exchange gain	-	68
Unrealized gain on derivative instruments	105	-
Undistributed earnings of foreign subsidiaries	9,024	9,530
Gross deferred tax liabilities	33,972	30,095
Operating loss carryforwards	(61,148)	(60,085)
Intangible assets	(10,800)	(32,462)
Vacation and other accruals	(6,432)	(5,010)
Inventory valuation and warranty provisions	(10,724)	(7,211)
Doubtful accounts and sales provisions	(1,084)	(1,001)
Unrealized exchange loss	(33)	-
Deferred revenue .	(1,991)	(1,487)
Accrued rent expenses	(132)	(84)
Accrued legal expenses	-	-
GSA accrual	(4,831)	-
Unrealized loss on derivative instruments	-	(474)
10% minority stock investment	(915)	(899)
Stock-based compensation	(4,640)	(4,577)
Research and development tax credit carryforward	(4,562)	(2,212)
Foreign tax credit carryforward	(1,006)	(983)
Other	(518)	(622)
Gross deferred tax assets	(108,816)	(117,107)
Valuation allowance	79,864	90,602
Net deferred tax liability (asset)	$5,020	$3,590

A reconciliation of income taxes at the U.S. federal statutory income tax rate to our effective tax rate follows:

	Years Ended December 31,
	2011	2010	2009
U.S. federal statutory tax rate	35%	35%	35%
Foreign taxes (less) than federal statutory rate	(7)	(9)	(6)
Change in valuation allowance	-	-	17
Research and development tax credit	(3)	(3)	(4)
Enhanced deduction for certain research and development expenses	(16)	(10)	-
State income taxes, net of federal tax benefit	1	1	1
Employee share-based compensation	1	-	7
Intercompany profit	3	1	15
Other	1	-	1
Effective tax rate	15%	15%	66%

As of December 31, 2011, we had a federal net operating loss carryforward of $2.5 million which expires during the years 2023 to 2030, and federal tax credit carryforwards of $5.6 million of which $3.2 million can be carried back one year and $2.4 million can be carried forward and expires during the years 2019 to 2029. Certain of these carryforwards are subject to limitations following a change in ownership.

As of December 31, 2011, 15 of our subsidiaries had available, for income tax purposes, foreign net operating loss carryforwards of an aggregate of approximately $318.6 million, of which $5.1 million expire during the years 2014 to 2021 and $313.5 million of which may be carried forward indefinitely. Our tax valuation allowance relates primarily to our ability to realize certain of these foreign net operating loss carryforwards and benefits of tax deductible goodwill in excess of book goodwill.

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

Effective January 1, 2010, a new tax law in Hungary provided for an enhanced deduction for the qualified research and development expenses of NI Hungary Software and Hardware Manufacturing Kft. (“NI Hungary”). During the three months ended December 31, 2009, we obtained confirmation of the application of this new tax law for the qualified research and development expenses of NI Hungary. Based on the application of this new tax law to the qualified research and development expense of NI Hungary, we no longer expect to have sufficient future taxable income in Hungary to realize the benefits of these tax assets. As such, we recorded an income tax charge of $21.6 million during the three months ended December 31, 2009, $18.4 million of which was related to a valuation allowance on the previously recognized assets created by the restructuring and $3.2 million of which was related to tax benefits from other assets that we will no longer be able to realize as a result of this change. We do not expect to realize the tax benefit of the remaining assets created by the restructuring and therefore we have a full valuation allowance of $79.8 million against those assets at December 31, 2011.

We have not provided for U.S. federal income and foreign withholding taxes on approximately $432.5 million of certain non-U.S. subsidiaries’ undistributed earnings as of December 31, 2011. These earnings would become subject to taxes of approximately $144.2 million, if they were actually or deemed to be remitted to the parent company as dividends or if we should sell our stock in these subsidiaries. We intend to permanently reinvest the undistributed earnings.

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

	2011	2010
Balance at beginning of period	$14,953	$11,062
Additions based on tax positions related to the current year	6,300	7,000
Additions for tax positions of prior years	1,908	440
Reductions as a result of settlement with taxing authorities	-	(1,141)
Reductions as a result of the lapse of the applicable statute of limitations	(3,667)	(2,408)
Balance at end of period	$19,494	$14,953

All of our unrecognized tax benefits at December 31, 2011 would affect our effective income tax rate if recognized. As of December 31, 2011, it is deemed reasonably possible that the Company will recognize tax benefits in the amount of $2.2 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty relates to deductions taken on returns that have not been examined by the applicable tax authority.

We recognize interest and penalties related to income tax matters in income tax expense. During the years ended December 31, 2011 and 2010, we recognized interest expense related to uncertain tax positions of approximately $627,000 and $440,000, respectively. The tax years 2004 through 2011 remain open to examination by the major taxing jurisdictions in which we file income tax returns.

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

Awards under the plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares under the options vests over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and revenue growth but shares cannot accelerate to vest over a period of less than five years. Stock options must be exercised within ten years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the year ended December 31, 2011, we did not make any changes in accounting principles or methods of estimates related to the 1994 Plan.

Transactions under all stock option plans are summarized as follows:

	Number of shares under option	Weighted average exercise price
Outstanding at December 31, 2008	6,408,850	$17.31
Exercised	(569,445)	$10.27
Canceled	(272,151)	$17.87
Granted	-	-
Outstanding at December 31, 2009	5,567,254	$17.95
Exercised	(2,291,757)	$17.55
Canceled	(941,049)	$20.93
Granted	-	-
Outstanding at December 31, 2010	2,334,448	$17.15
Exercised	(932,895)	$29.31
Canceled	(84,337)	$16.23
Granted	-	-
Outstanding at December 31, 2011	1,317,216	$18.07

Options exercisable at December 31:
2009	5,240,361	$17.96
2010	2,138,886	$17.07
2011	1,270,775	$18.06

The aggregate intrinsic value of stock options at exercise, represented in the table above, was $13.0 million, $12.0 million and $2.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $354,500 as of December 31, 2011, related to approximately 46,441 shares with a per share weighted average fair value of $11.86. We anticipate this expense to be recognized over a weighted average period of approximately 1.5 years.

	Outstanding and Exercisable by Price Range as of December 31, 2011

	Options Outstanding			Options Exercisable

Range of Exercise prices	Number outstanding as of 12/31/2011	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of 12/31/2011	Weighted average exercise price
$10.72 – $15.09	344,972	1.90	$13.87	330,907	$13.84
$15.09 – $19.69	215,971	1.42	$18.20	215,137	$18.19
$19.69 – $21.67	756,273	2.23	$19.95	724,731	$19.95
$10.72 – $21.67	1,317,216	2.01	$18.07	1,270,775	$18.06

The weighted average remaining contractual life of options exercisable as of December 31, 2011 was 2.0 years. The aggregate intrinsic value of options outstanding as of December 31, 2011 was $10.4 million. The aggregate intrinsic value of options currently exercisable as of December 31, 2011 was $10.0 million. No options were granted in the years ended December 31, 2011, 2010 and 2009 as our incentive option plan terminated in May 2005.

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

Our stockholders approved our 2010 Incentive Plan (the “2010 Plan”) on May 11, 2010. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 3,362,304 shares of common stock that were reserved but not issued under the 1994 Plan and the 2005 Plan as of May 11, 2010, and any shares that are returned to the 1994 Plan and the 2005 Plan as a result of the forfeiture or termination of options or RSUs or repurchases of shares issued under these plans. The 2010 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. At December 31, 2011, there were 4,964,018 shares available for grant under the 2010 Plan.

We estimate potential forfeitures of RSUs and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the year ended December 31, 2011, we did not make any changes in accounting principles or methods of estimates related to the 2010 Plan.

Transactions under our Restricted Stock Plans are summarized as follows:

	RSUs
	Number of RSUs	Weighted Average Grant Price
Balance at December 31, 2008	3,247,842	$17.99
Granted	906,124	$14.53
Earned	(610,734)	$14.69
Canceled	(86,581)	$18.59
Balance at December 31, 2009	3,456,651	$17.65
Granted	294,030	$22.60
Earned	(680,188)	$23.05
Canceled	(74,196)	$18.47
Balance at December 31, 2010	2,996,297	$17.97
Granted	1,370,666	$30.14
Earned	(860,598)	$30.30
Canceled	(84,843)	$20.82
Balance at December 31, 2011	3,421,522	$22.75

Total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $75.1 million as of December 31, 2011, related to 3,421,522 shares with a per share weighted average fair value of $22.75. We anticipate this expense to be recognized over a weighted average period of approximately 7.4 years.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan.  On May 10, 2011, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan, and at December 31, 2011, we had 3,680,138 shares of common stock reserved for future issuance under this plan. During the year ended December 31, 2011, we issued 940,703 shares under this plan. The weighted average purchase price of the employees’ purchase rights for these shares was $21.82 per share and was estimated using the Black-Scholes model with the following assumptions:

	2011	2010	2009
Dividend expense yield	0.4%	0.4%	0.5%
Expected life	3 months	3 months	3 months
Expected volatility	44%	25%	45%
Risk-free interest rate	0.1%	0.1%	0.8%

During the year ended December 31, 2011, we did not make any changes in accounting principles or methods of estimates related to the employee stock purchase plan.

Weighted average, grant date fair value of purchase rights granted under the Employee Stock Purchase Plan are as follows:

	Number of shares	Weighted average fair value
2009	1,257,804	$3.83
2010	1,011,765	$4.35
2011	940,703	$6.56

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

There were not any shares of preferred stock issued and outstanding at December 31, 2011 and December 31, 2010.

Stock repurchases and retirements

From time to time, our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. Under such programs, we repurchased a total of 2,089,098, 2,165,161 and 6,165,063 shares of our common stock at weighted average prices of $20.04, $15.97 and $16.81 per share, in the years ended December 31, 2010, 2009 and 2008, respectively. On April 21, 2010, our Board of Directors approved a new share repurchase program that increased the aggregate number of shares of common stock that we are authorized to repurchase from 1,011,147 to 4.5 million. At December 31, 2011, there were 3,932,245 shares remaining available for repurchase under this plan. This repurchase plan does not have an expiration date. We did not repurchase any shares of our common stock under this plan in the year ended December 31, 2011.

Note 11 – Employee retirement plan

We have a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code. Substantially all domestic employees with at least 30 days of continuous service are eligible to participate and may contribute up to 15% of their compensation. The Board of Directors has elected to make matching contributions equal to 50% of employee contributions, which may be applied to a maximum of 6% of each participant’s compensation. Employees are eligible for matching contributions after one year of continuous service. Company contributions vest immediately. Our policy prohibits participants from direct investment in shares of our common stock within the plan. Company contributions charged to expense were $4.7 million, $4.4 million and $3.9 million in 2011, 2010 and 2009, respectively.

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

Total net sales, operating income, interest income and long-lived assets, classified by the major geographic areas in which we operate, are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net sales:

Americas	$411,006	$359,895	$292,999
Europe	308,619	261,118	210,188
Asia Pacific	304,548	252,207	173,407
	$1,024,173	$873,220	$676,594

	Years Ended December 31,
	2011	2010	2009
Operating income:
Americas	$55,140	$71,339	$46,816
Europe	142,533	131,691	87,250
Asia Pacific	114,110	83,432	45,439
Unallocated:
Research and development expenses	(199,071)	(158,149)	(132,974)
	$112,712	$128,313	$46,531

	Years Ended December 31,
	2011	2010	2009
Interest income:
Americas	$408	$588	$803
Europe	771	699	727
Asia Pacific	140	104	99
	$1,319	$1,391	$1,629

	December 31,
	2011	2010
Long-lived assets:
Americas	$110,153	$103,033
Europe	47,000	40,083
Asia Pacific	32,995	17,294
	$190,148	$160,410

Total sales outside the U.S. for 2011, 2010 and 2009 were $645.7 million, $543.7 million and $412.7 million, respectively.

Note 13 – Commitments, contingencies and leases

We have commitments under non-cancelable operating leases primarily for office facilities throughout the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Future minimum lease payments as of December 31, 2011, for each of the next five years are as follows (in thousands):

2012	$14,426
2013	10,252
2014	8,747
2015	7,707
2016	4,857
Thereafter	8,321
$54,810

Rent expense under operating leases was approximately $16.3 million, $13.5 million and $12.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, we have non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $13.7 million over the next twelve months.

As of December 31, 2011, we have outstanding guarantees for payment of customs and foreign grants totaling approximately $4.8 million, which are generally payable over the next twelve months.

From November 1999 to May 2011, we sold products to the U.S. government under a contract with the General Services Administration ("GSA"). During such time, our sales under the contract were approximately 2% of our total sales. Our previous contract with GSA contained a price reduction or "most favored customer" pricing provision. For the past several months, we have been in discussions with GSA regarding our compliance with this pricing provision and have provided GSA with information regarding our pricing practices. GSA conducted an on-site review of our GSA pricing practices and orally informed us that GSA did not agree with our previous determination of the potential non-compliance amount.  GSA subsequently requested that we conduct a further analysis of the non-compliance amount based upon a methodology that GSA proposed. This analysis resulted in calculated overpayments (including added interest) by GSA to us of approximately $13.1 million. GSA is reviewing the analysis and has not yet officially responded, and has not made any formal demand for pricing adjustments related to our previous GSA contract. However, GSA may make such a demand in the future, and there can be no assurance that the amount of any such demand, if we were required to pay it, would not have a material adverse impact on our results of operations. If GSA believes that our pricing practices did not comply with the contract, GSA could conduct a formal investigation of such matter or could refer such matter to the U.S. Department of Justice for investigation, including an investigation regarding potential violations of the False Claims Act, which could result in litigation and the possible imposition of a damage remedy that includes treble damages plus civil penalties, and could also result in us being suspended or debarred from future government contracting. As a result of the foregoing, during the quarter ended September 30, 2011, we established an accrual of $13.1 million which represents the amount of the loss contingency that is reasonably estimable at this time. There can be no assurance that our actual losses will not exceed such reserve amount. Due to the complexities of conducting business with GSA, the relatively small amount of revenue we realized from our previous GSA contract, and our belief that we can continue to sell our products to U.S. government agencies through other contracting methods, we cancelled our contract with GSA in April 2011, effective May 2011. To date, we have not experienced any material adverse impact on our results of operations as a result of the cancellation of our previous GSA contract.

Note 14 – Litigation

We are not currently a party to any material litigation. However, in the ordinary course of our business, we are involved in legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. We also periodically receive notifications from various third parties related to alleged infringement of patents or intellectual property rights, commercial disputes or other matters. See Note 13 – Commitments and Contingencies in the Notes to our Consolidated Financial Statements, for discussion of the accrual we have recorded in connection with our previous GSA contract. No assurances can be given with respect to the extent or outcome of any future litigation or dispute.

Note 15 – Acquisitions

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

The allocation of the purchase price was determined using the fair value of assets and liabilities acquired as of June 30, 2011.  The primary area which is not finalized is deferred taxes. Our consolidated financial statements include the operating results from the date of acquisition.  Pro-forma results of operations have not been presented because the effects of those operations were not material. The following table summarizes the allocation of the purchase price of AWR (in thousands):

Amount
Net tangible assets acquired	$10,718
Amortizable intangible assets	31,685
Deferred tax liability	(10,011)
Goodwill	34,003
Total	$66,395

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

For these other acquisitions, goodwill is not deductible for tax purposes. Existing technology, non-competition agreements, trademarks, and customer relationships have useful lives of 5 years, 3 years, 3 years, and 5 years, respectively, from the date of acquisition. These assets are not deductible for tax purposes.

Pro forma results of operations have not been presented because the effect of these acquisitions is not material either individually or in the aggregate to our consolidated results of operations.

Note 16 – Subsequent events

We have evaluated subsequent events through the date the financial statements were issued.

On January 24, 2012, our Board of Directors declared a quarterly cash dividend of $0.14 per common share, payable March 5, 2012, to stockholders of record on February 13, 2012.