Form 10-Q
period 2012-03-31
NATIONAL INSTRUMENTS CORP /DE/
filed 2012-04-30
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2012 or

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
__________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒                                          Accelerated filer ☐                                Non-accelerated filer ☐                                            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2012
Common Stock - $0.01 par value	121,041,612

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2012	December 31,
	(unaudited)	2011
Assets
Current assets:
Cash and cash equivalents	$238,510	$142,608
Short-term investments	138,896	223,504
Accounts receivable, net	155,386	157,056
Inventories, net	140,408	131,995
Prepaid expenses and other current assets	32,911	38,082
Deferred income taxes, net	27,767	26,304
Total current assets	733,878	719,549
Property and equipment, net	192,944	190,148
Goodwill	130,975	130,747
Intangible assets, net	81,042	83,866
Other long-term assets	31,916	29,984
Total assets	$1,170,755	$1,154,294
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$41,629	$41,111
Accrued compensation	24,656	29,616
Deferred revenue	95,448	90,074
Accrued expenses and other liabilities	34,619	37,612
Other taxes payable	20,047	24,507
Total current liabilities	216,399	222,920
Deferred income taxes	43,058	43,186
Liability for uncertain tax positions	20,270	19,494
Other long-term liabilities	15,714	16,683
Total liabilities	295,441	302,283
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $0.01; 180,000,000 shares authorized; 121,041,331 and 120,677,143 shares issued and outstanding, respectively	1,210	1,207
Additional paid-in capital	485,989	471,830
Retained earnings	384,147	382,474
Accumulated other comprehensive income (loss)	3,968	(3,500)
Total stockholders’ equity	875,314	852,011
Total liabilities and stockholders’ equity	$1,170,755	$1,154,294

The accompanying notes are an integral part of these financial statements

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net sales:
Product	$239,335	$218,610
Software maintenance	21,798	19,240
Total net sales	261,133	237,850

Cost of sales:
Product	59,791	50,958
Software maintenance	1,557	1,518
Total cost of sales	61,348	52,476

Gross profit	199,785	185,374

Operating expenses:
Sales and marketing	100,052	87,155
Research and development	54,015	42,868
General and administrative	21,374	18,839
Total operating expenses	175,441	148,862

Operating income	24,344	36,512

Other income:
Interest income	230	341
Net foreign exchange (loss)	(888)	(223)
Other income, net	104	446
Income before income taxes	23,790	37,076
Provision for income taxes	5,148	6,615

Net income	$18,642	$30,461

Basic earnings per share	$0.15	$0.26

Weighted average shares outstanding - basic	120,908	118,693

Diluted earnings per share	$0.15	$0.25

Weighted average shares outstanding - diluted	121,972	120,443

Dividends declared per share	$0.14	$0.10

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
 STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net income	$18,642	$30,461
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	3,382	5,275
Unrealized gain (loss) on securities available-for-sale, net	1,013	(424)
Unrealized gain on derivative instruments, net	3,885	2,846
Other comprehensive income, before tax	8,280	7,697
Tax provision related to items of other comprehensive income	(812)	(477)
Other comprehensive income, net of tax	7,468	7,220
Comprehensive income	$26,110	$37,681

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flow from operating activities:
Net income	$18,642	$30,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,115	10,973
Stock-based compensation	6,303	4,590
Tax (benefit) from deferred income taxes	(1,567)	(560)
Tax (benefit) from stock option plans	(246)	(1,327)
Changes in operating assets and liabilities:
Accounts receivable	1,671	(4,933)
Inventories	(8,413)	(16,643)
Prepaid expenses and other assets	9,468	14,995
Accounts payable	518	3,071
Deferred revenue	5,374	6,137
Taxes and other liabilities	(12,361)	(5,134)
Net cash provided by operating activities	33,504	41,630

Cash flow from investing activities:
Capital expenditures	(9,054)	(9,580)
Capitalization of internally developed software	(3,740)	(3,731)
Additions to other intangibles	(333)	(436)
Purchases of short-term investments	-	(27,176)
Sales and maturities of short-term investments	84,608	27,931
Net cash provided/(used) by investing activities	71,481	(12,992)

Cash flow from financing activities:
Proceeds from issuance of common stock	7,605	17,050
Dividends paid	(16,934)	(11,868)
Tax benefit from stock option plans	246	1,327
Net cash (used)/provided by financing activities	(9,083)	6,509

Net change in cash and cash equivalents	95,902	35,147
Cash and cash equivalents at beginning of period	142,608	219,447
Cash and cash equivalents at end of period	$238,510	$254,594

                                     The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at March 31, 2012 and December 31, 2011, and the results of our operations, comprehensive income, and cash flows for the three month periods ended March 31, 2012 and March 31, 2011. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Note 2 – Earnings per share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which include stock options and restricted stock units (“RSUs”), is computed using the treasury stock method.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three month periods ended March 31, 2012 and 2011, respectively, are as follows:

	Three months ended March 31,
	(In thousands)
	(Unaudited)
	2012	2011
Weighted average shares outstanding-basic	120,908	118,693
Plus: Common share equivalents
Stock options, restricted stock units	1,064	1,750
Weighted average shares outstanding-diluted	121,972	120,443

Stock awards to acquire 719,158 shares for the three month period ended March 31, 2012 were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive. There were no shares excluded in the computation for the three month period ended March 31, 2011.

Note 3 – Cash, cash equivalents and short-term investments

The following table summarizes unrealized gains and losses related to our short-term investments designated as available-for-sale:

	As of March 31, 2012
(In thousands)	(Unaudited)
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$99,152	$-	$-	$-	$99,152
Money Market Accounts	129,359	-	-	-	129,359
Municipal bonds	5,111	6	-	-	5,117
Corporate bonds	9,225	9	(3)	-	9,231
U.S. treasuries and agencies	98,433	-	(6)	-	98,427
Foreign government bonds	36,381	179	(11)	(3,504)	33,045
Time deposits	3,075	-	-	-	3,075
Total short-term investments	$380,736	$194	$(20)	$(3,504)	$377,406

(In thousands)	As of December 31, 2011
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$106,431	$-	$-	$-	$106,431
Money Market Accounts	22,677	-	-	-	22,677
Municipal bonds	12,381	11	-	-	12,392
Corporate bonds	18,631	-	(67)	-	18,564
U.S. treasuries and agencies	170,926	2	(9)	-	170,919
Foreign government bonds	36,460	240	(1)	(4,482)	32,217
Time deposits	2,912	-	-	-	2,912
Total short-term investments	$370,418	$253	$(77)	$(4,482)	$366,112

The following table summarizes the contractual maturities of our short-term investments designated as available-for-sale:

	As of March 31, 2012
(in thousands)	(Unaudited)
	Adjusted Cost	Fair Value
Due in less than 1 year	$142,186	$139,594
Due in 1 to 5 years	10,039	9,301
Total available-for-sale debt securities	$152,225	$148,895

Due in less than 1 year	Adjusted Cost	Fair Value
Municipal bonds	$5,111	$5,117
Corporate bonds	8,200	8,209
U.S. treasuries and agencies	98,434	98,427
Foreign government bonds	27,366	24,766
Time deposits	3,075	3,075
Total available-for-sale debt securities	$142,186	$139,594

Due in 1 to 5 years	Adjusted Cost	Fair Value
Corporate bonds	$1,025	$1,022
Foreign government bonds	9,014	8,279
Total available-for-sale debt securities	$10,039	$9,301

Note 4 – Fair value measurements

We define fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market that market participants may use when pricing the asset or liability.

We follow a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value measurement is determined based on the lowest level input that is significant to the fair value measurement. The three values of the fair value hierarchy are the following:

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Inputs that are not based on observable market data

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$129,359	$129,359	$-	$-
U.S. treasuries and agencies	9,999	-	9,999	-
Short-term investments available for sale:
Municipal bonds	5,117	-	5,117	-
Corporate bonds	9,231	-	9,231	-
U.S. treasuries and agencies	88,428	-	88,428
Foreign government bonds	33,045	-	33,045	-
Time deposits	3,075	3,075	-	-
Derivatives	4,823	-	4,823	-
Total Assets	$283,077	$132,434	$150,643	$-

Liabilities
Derivatives	$(1,932)	$-	$(1,932)	$-
Total Liabilities	$(1,932)	$-	$(1,932)	$-

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$22,677	$22,677	$-	$-
U.S. Treasuries and Agencies	13,500	-	13,500	-
Short-term investments available for sale:
Municipal bonds	12,392	-	12,392	-
Corporate bonds	18,564	-	18,564	-
U.S. treasuries and agencies	157,419	-	157,419	-
Foreign government bonds	32,217	-	32,217	-
Time deposits	2,912	2,912	-	-
Derivatives	4,297	-	4,297	-
Total Assets	$263,978	$25,589	$238,389	$-

Liabilities
Derivatives	$(4,542)	$-	$(4,542)	$-
Total Liabilities	$(4,542)	$-	$(4,542)	$-

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

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of similar instruments. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the three month period ended March 31, 2012. There were not any transfers in or out of Level 1 or Level 2 during the three month period ended March 31, 2012.

We did not have any items that were measured at fair value on a nonrecurring basis at March 31, 2012 and December 31, 2011.

The carrying value of net accounts receivable and accounts payable contained in the Consolidated Balance Sheet approximates fair value.

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

We have operations in over 40 countries. Sales outside of the Americas accounted for approximately 59% of our revenues during each of the three month periods ended March 31, 2012 and March 31, 2011. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

We held forward contracts with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of March 31,
	2012	As of December 31,
	(Unaudited)	2011
Euro	$44,385	$60,992
Japanese yen	34,497	43,569
Korean won	1,833	3,309
Hungarian forint	31,589	28,189
Total forward contracts notional amount	$112,304	$136,059

The contracts in the foregoing table had contractual maturities of 24 months or less at March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012, we expect to reclassify $1.6 million of gains on derivative instruments from accumulated other comprehensive income to net sales during the next twelve months when the hedged international sales occur, $355,000 of gains on derivative instruments from accumulated OCI to cost of sales when the cost of sales are incurred and $166,000 of gains on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at March 31, 2012. Actual results may vary as a result of changes in the corresponding exchange rate subsequent to this date.

We did not record any ineffectiveness from our hedges during the three month periods ended March 31, 2012 and 2011.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 120 days. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss)”. As of March 31, 2012 and December 31, 2011, we held foreign currency forward contracts with a notional amount of $52.5 million and $53.8 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets and the effect of derivative instruments on our Consolidated Statements of Income.

Fair Values of Derivative Instruments:

	Asset Derivatives
	March 31, 2012		December 31, 2011
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$2,558	Prepaid expenses and other current assets	$2,500

Foreign exchange contracts - LT forwards	Other long-term assets	1,247	Other long-term assets	190
Total derivatives designated as hedging instruments		$3,805		$2,690

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$1,018	Prepaid expenses and other current assets	$1,607
Total derivatives not designated as hedging instruments		$1,018		$1,607

Total derivatives		$4,823		$4,297

	Liability Derivatives
	March 31, 2012		December 31, 2011
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(422)	Accrued expenses and other liabilities	$(2,007)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(731)	Other long-term liabilities	(1,770)
Total derivatives designated as hedging instruments		$(1,153)		$(3,777)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(779)	Accrued expenses and other liabilities	$(765)
Total derivatives not designated as hedging instruments		$(779)		$(765)

Total derivatives		$(1,932)		$(4,542)

Effect of derivative instruments on our Consolidated Statements of Income for the three month periods ended March 31, 2012 and 2011, respectively:

March 31, 2012
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$462	Net sales	$476	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	2,248	Cost of sales	(8)	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	1,175	Operating expenses	55	Net foreign exchange gain (loss)	-
Total	$3,885		$523		$-

March 31, 2011
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(396)	Net sales	$(757)	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	2,154	Cost of sales	344	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	1,088	Operating expenses	145	Net foreign exchange gain (loss)	-
Total	$2,846		$(268)		$-

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		March 31, 2012	March 31, 2011
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$(1,030)	$(993)

Total		$(1,030)	$(993)

Note 6 – Inventories

Inventories, net consist of the following:

	March 31, 2012	December 31,
(In thousands)	(Unaudited)	2011

Raw materials	$63,113	$56,139
Work-in-process	4,860	5,708
Finished goods	72,435	70,148
	$140,408	$131,995

Note 7 – Intangibles

Intangibles at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012
(In thousands)	(Unaudited)			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$57,004	$(33,176)	$23,828	$53,086	$(29,606)	$23,480
Acquired technology	67,989	(34,633)	33,356	67,918	(32,210)	35,708
Patents	22,602	(8,351)	14,251	21,875	(7,992)	13,883
Other	23,886	(14,279)	9,607	24,614	(13,819)	10,795
	$171,481	$(90,439)	$81,042	$167,493	$(83,627)	$83,866

Software development costs capitalized for the three month periods ended March 31, 2012 and 2011 were $3.9   million for both periods, and related amortization expense was $3.6 million and $3.2 million, respectively. Capitalized software development costs for the three month periods ended March 31, 2012 and 2011 included costs related to stock based compensation of $178,000 and $149,000, respectively.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Acquired core technology and intangible assets are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally 10 to 17 years. Total intangible assets amortization expenses were $7.5 million and $5.2 million for the three months ended March 31, 2012 and March 31, 2011, respectively.

Note 8 – Goodwill

The carrying amount of goodwill as of March 31, 2012, is as follows:

Amount
(In thousands)
Balance as of December 31, 2011	$130,747
Acquisitions	-
Divestitures	-
Foreign currency translation impact	228
Balance as of March 31, 2012 (unaudited)	$130,975

The excess purchase price over the fair value of assets acquired is recorded as goodwill. As we have one operating segment, we allocate goodwill to one reporting unit for goodwill impairment testing. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 29, 2012. No impairment of goodwill was identified during 2012 and 2011. Goodwill is deductible for tax purposes in certain jurisdictions.

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

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $20.3 million and $19.5 million of unrecognized tax benefits at March 31, 2012 and December 31, 2011, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross increase in unrecognized tax benefits of $1.1 million for the three month period ended March 31, 2012, as a result of tax positions taken during the period. We recorded a gross decrease in unrecognized tax benefits of $285,000 for the three month period ended March 31, 2012 related to settlements with taxing authorities. As of March 31, 2012, it is deemed reasonable that we will recognize tax benefits in the amount of $2.2 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty with regard to the amount of the benefit we may recognize is related to deductions taken on returns that have not been examined by the applicable tax authority. Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2012, we have approximately $874,000 accrued for interest related to uncertain tax positions. The tax years 2005 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 22% and 18% for the three month periods ended March 31, 2012 and 2011, respectively. For the three month period ended March 31, 2012, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of an enhanced deduction for certain research and development expenses and profits in foreign jurisdictions with reduced income tax rates. For the three month period ended March 31, 2011, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of a tax benefit from equity awards that do not ordinarily result in a tax benefit, an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates and the U.S. federal research and development credit.

Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $2.1 million and $3.4 million for the three month periods ended March 31, 2012 and 2011, respectively. No countries other than Hungary had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service with regard to any foreign jurisdictions.

The tax position of our Hungarian operation continues to benefit from assets created by the restructuring of our operations in Hungary. In addition, our research and development activities in Hungary continue to benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. Partial release of the valuation allowance on assets from the restructuring and the enhanced tax deduction for research expenses resulted in income tax benefits of $3.1 million and $4.8 million for the three month periods ended March 31, 2012 and 2011, respectively.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward and option contracts and securities classified as available for sale. The accumulated other comprehensive income, net of tax, for the three month periods ended March 31, 2012 and 2011, consists of the following:

	Other Comprehensive Income
	(Unaudited)
(In thousands)	Currency translation adjustment	Unrealized gain/(loss) on investments	Derivative instruments	Accumulated other comprehensive income
Balance as of December 31, 2011	$(1,543)	$(664)	$(1,293)	$(3,500)
Current-period other comprehensive income	3,382	1,013	3,073	7,468
Balance as of March 31, 2012	$1,839	$349	$1,780	$3,968

	Other Comprehensive Income
	(Unaudited)
(In thousands)	Currency translation adjustment	Unrealized gain/(loss) on investments	Derivative instruments	Accumulated other comprehensive income
Balance as of December 31, 2010	$(496)	$196	$(410)	$(710)
Current-period other comprehensive income	5,275	(424)	2,369	7,220
Balance as of March 31, 2011	$4,779	$(228)	$1,959	$6,510

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

Awards under the plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares under the options vests over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and revenue growth but shares cannot accelerate to vest over a period of less than five years. Stock options must be exercised within ten years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the three month period ended March 31, 2012, we did not make any changes in accounting principles or methods of estimates.

Restricted stock plan

Our stockholders approved our 2005 Incentive Plan (the “2005 Plan”) on May 10, 2005. At the time of approval, 4,050,000 shares of our common stock were reserved for issuance under this plan, as well as the number of shares which had been reserved but not issued under the 1994 Plan (our incentive stock option plan which terminated in May 2005), and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan, administered by the Compensation Committee of the Board of Directors, provided for granting of incentive awards in the form of restricted stock and RSUs to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. The 2005 Plan terminated on May 11, 2010, except with respect to outstanding awards previously granted thereunder. There were 3,362,304 shares of common stock that were reserved but not issued under the 1994 Plan and the 2005 Plan as of May 11, 2010.

Our stockholders approved our 2010 Incentive Plan (the “2010 Plan”) on May 11, 2010. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 3,362,304 shares of common stock that were reserved but not issued under the 1994 Plan and the 2005 Plan as of May 11, 2010, and any shares that are returned to the 1994 Plan and the 2005 Plan as a result of forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2010 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. There were 5,076,349 shares available for grant under the 2010 Plan at March 31, 2012.

We estimate potential forfeitures of RSUs and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the three month period ended March 31, 2012, we did not make any changes in accounting principles or methods of estimates related to the 2010 Plan.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. On May 10, 2011, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan, and at March 31, 2012, we had 3,417,316 shares of common stock reserved for future issuance under this plan. We issued 262,822 shares under this plan in the three month period ended March 31, 2012. The weighted average fair value of the employees’ purchase rights was $22.70 per share and was estimated using the Black-Scholes model. During the three months ended March 31, 2012, we did not make any changes in accounting principles or methods of estimates with respect to such plan.

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

There were not any shares of preferred stock issued and outstanding at March 31, 2012.

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

Total net sales, operating income, interest income and long-lived assets, classified by the major geographic areas in which we operate, are as follows:

	Three Months Ended
(In thousands)	March 31,
	(Unaudited)
	2012	2011
Net sales:
Americas:	$107,292	$97,364
Europe:	75,707	71,056
Asia Pacific:	78,134	69,430
	$261,133	$237,850

	Three Months Ended
(In thousands)	March 31,
	(Unaudited)
	2012	2011
Operating income:
Americas	$12,942	$18,587
Europe	34,637	34,876
Asia Pacific	30,780	25,917
Unallocated:
Research and development expenses	(54,015)	(42,868)
	$24,344	$36,512

	Three Months Ended
(In thousands)	March 31,
	(Unaudited)
	2012	2011
Interest income:
Americas	$91	$149
Europe	94	158
Asia Pacific	45	34
	$230	$341

	March 31,	December 31,
(In thousands)	2012	2011
	(Unaudited)
Long-lived assets:
Americas	$111,132	$110,153
Europe	47,050	47,000
Asia Pacific	34,762	32,995
	$192,944	$190,148

Total sales outside the U.S. for the three month periods ended March 31, 2012 and 2011 were $163.4 million and $148.9 million, respectively.

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

The warranty reserve for the three month periods ended March 31, 2012 and 2011, respectively, was as follows:

	Three months ended March 31,
	(In thousands)
	(Unaudited)
	2012	2011
Balance at the beginning of the period	$1,271	$921
Accruals for warranties issued during the period	570	818
Settlements made (in cash or in kind) during the period	(543)	(818)
Balance at the end of the period	$1,298	$921

As of March 31, 2012, we have non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $10 million over the next twelve months.

As of March 31, 2012, we have outstanding guarantees for payment of customs and foreign grants totaling approximately $5 million, which are generally payable over the next twelve months.

From November 1999 to May 2011, we sold products to the U.S. government under a contract with the General Services Administration ("GSA"). During such time, our sales under the contract were approximately 2% of our total sales. Our previous contract with GSA contained a price reduction or "most favored customer" pricing provision. For the past few quarters, we have been in discussions with GSA regarding our compliance with this pricing provision and have provided GSA with information regarding our pricing practices. In 2011, GSA conducted an on-site review of our GSA pricing practices and orally informed us that GSA did not agree with our previous determination of the potential non-compliance amount.  GSA subsequently requested that we conduct a further analysis of the non-compliance amount based upon a methodology that GSA proposed. This analysis resulted in calculated overpayments (including added interest) by GSA to us of approximately $13.1 million. GSA is reviewing the analysis and has not yet officially responded, and has not made any formal demand for pricing adjustments related to our previous GSA contract. However, GSA may make such a demand in the future, and there can be no assurance that the amount of any such demand, if we were required to pay it, would not have a material adverse impact on our results of operations. If GSA believes that our pricing practices did not comply with the contract, GSA could conduct a formal investigation of such matter or could refer such matter to the U.S. Department of Justice for investigation, including an investigation regarding potential violations of the False Claims Act, which could result in litigation and the possible imposition of a damage remedy that includes treble damages plus civil penalties, and could also result in us being suspended or debarred from future government contracting. As a result of the foregoing, during the quarter ended September 30, 2011, we established an accrual of $13.1 million which represents the amount of the loss contingency that is reasonably estimable at this time. There can be no assurance that our actual losses will not exceed such reserve amount. Due to the complexities of conducting business with GSA, the relatively small amount of revenue we realized from our previous GSA contract, and our belief that we can continue to sell our products to U.S. government agencies through other contracting methods, we cancelled our contract with GSA in April 2011, effective May 2011. To date, we have not experienced any material adverse impact on our results of operations as a result of the cancellation of our previous GSA contract.

Note 14 – Recently issued accounting pronouncements

In January 2010, the FASB updated FASB ASC 820, Fair Value Measurements and Disclosures (FASB ASC 820) that requires additional disclosures and clarifies existing disclosures regarding fair value measurements. The additional disclosures include (i) transfers in and out of Levels 1 and 2 and (ii) activity in Level 3 fair value measurements. The update provides amendments that clarify existing disclosures on level of disaggregation and disclosures about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which were effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the update on January 1, 2010 as required and subsequently adopted on January 1, 2011, the update surrounding disclosures on Level 3 fair value measurements and concluded it did not have a material impact on our consolidated financial position or results of operations. In May 2011, the FASB updated FASB ASC 820 that resulted in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs). Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. We adopted the update as required as of March 31, 2012 and concluded it did not have a material impact on our consolidated financial position or results of operations.

In June 2011, the FASB updated FASB ASC 220, Comprehensive Income (FASB ASC 220) that gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The update does not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. The update does not affect how earnings per share is calculated or presented. The update should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB deferred the effective date for the amendment issued in June 2011 regarding the presentation of reclassifications of items out of accumulated other comprehensive income. This update deferred the implementation requirement to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. The amended guidance specifies that entities should continue to report reclassifications out of accumulated other comprehensive income consistent with presentation requirements in effect before the update in June 2011. We adopted the update as required as of March 31, 2012, and concluded that the adoption did not have a material impact on our financial position or results of operations; however, the adoption resulted in an additional statement of other comprehensive income for the period ended March 31, 2012.

In September 2011, the FASB updated FASB ASC 350, Goodwill and Other (FASB ASC 350) that gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments are effective for annual and interim goodwill impairment test performed for fiscal years beginning after December 15, 2011. We adopted the update as required as of the period ended March 31, 2012 and concluded it did not have a material impact on our consolidated financial position or results of operations.

Note 15 – Litigation

We are not currently a party to any material litigation. However, in the ordinary course of our business, we are involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. See Note 14 – Commitments and Contingencies in the Notes to our Consolidated Financial Statements, for discussion of the accrual we have recorded in connection with our previous GSA contract. No assurances can be given with respect to the extent or outcome of any future litigation or dispute.

Note 16 – Acquisitions

AWR Corporation

On June 30, 2011, we acquired all of the outstanding shares of AWR Corporation (AWR), a privately held company that is a leading supplier of electronic design automation software for designing radio frequency and high-frequency components and systems for the semiconductor, aerospace and defense, communications and test equipment industries. The acquisition is expected to improve customer productivity through increased interoperability between upfront design and validation and production test functions. The purchase price of the acquisition was $66 million consisting of $54 million in cash and a three-year earn-out arrangement. We funded the purchase price from existing cash balances.  The range of potential undiscounted payments that we could be required to make under the earn-out arrangement is between $0 and $29 million and are payable if AWR achieves certain revenue and operating income targets.  The fair value of the earn-out arrangement was estimated at $12 million using the income approach, the key assumptions of which included probability-weighted revenue and operating expense growth projections.

The allocation of the purchase price was determined using the fair value of assets and liabilities acquired as of June 30, 2011.  The primary area which is not finalized is deferred taxes. Our consolidated financial statements include the operating results from the date of acquisition.  Pro-forma results of operations have not been presented because the effects of those operations were not material. The following table summarizes the allocation of the purchase price of AWR:

Amount
(in thousands)
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

The allocation of the purchase price was determined using the fair value of assets and liabilities acquired as of May 20, 2011.  Our consolidated financial statements include the operating results from the date of acquisition. Pro-forma results of operations have not been presented because the effects of those operations were not material.  The following table summarizes the allocation of the purchase price of Phase Matrix, Inc.:

Amount
(in thousands)
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

On April 19, 2012, our Board of Directors declared a quarterly cash dividend of $0.14 per common share, payable May 25, 2012, to shareholders of record on May 7, 2012.

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

Overview

National Instruments Corporation (“we”, “us” or “our”) designs, manufactures and sells tools to engineers and scientists that accelerate productivity, innovation and discovery. Our graphical system design approach to engineering provides an integrated software and hardware platform that speeds the development of systems needing measurement and control. We believe our long-term vision and focus on technology supports the success of our customers, employees, suppliers and stockholders. We sell to a large number of customers in a wide variety of industries. We have been profitable in every year since 1990.

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

In assessing our business, we consider the trends in the Global Purchasing Managers Index (“PMI”) published by JP Morgan, global industrial production as well as industry reports on the specific vertical industries that we target. A PMI reading above 50 is indicative of expansion in the global industrial economy. Our business is sensitive to fluctuations in general economic conditions, both in the U.S. and globally. Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the PMI. The most recent reading for March 2012, showed the PMI had increased to 51.1 up from a reading of 50.8 for December 2011, but the PMI continues to indicate overall weakness in the global industrial economy. We are unable to predict whether the industrial economy, as measured by the PMI, will strengthen or contract during the remainder of 2012. If the industrial economy, as measured by the PMI, contracts or remains at a neutral reading at or around 50, indicating general weakness, it could have an adverse effect on the spending patterns of businesses, including our current and potential customers, which could adversely affect our revenues and result of operations.

We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 59% of our revenues during each of the three month periods ended March 31, 2012 and March 31, 2011. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 12 - Segment information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and long-lived assets).

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

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. In assessing our business, we consider the trends in the PMI, global industrial production as well as industry reports on the specific vertical industries that we target. We remain concerned by the fact that the global industrial economy continues to show weakness. We are unable to predict whether the industrial economy, as measured by the PMI, will strengthen or contract during the remainder of 2012. If the industrial economy, as measured by the PMI, contracts or remains at a neutral reading at or around 50, indicating general weakness, it could have an adverse effect on the spending patterns of businesses, including our current and potential customers, which could adversely affect our revenues and result of operations. Our key strategies are to maintain a stable gross margin and to optimize our operating cost structure while maintaining strong employee productivity.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended
	March 31,
	(Unaudited)
	2012	2011
Net sales:
Americas	41.1%	40.9%
Europe	29.0	29.9
Asia Pacific	29.9	29.2
Consolidated net sales	100	100
Cost of sales	23.5	22.1
Gross profit	76.5	77.9
Operating expenses:
Sales and marketing	38.3	36.7
Research and development	20.7	18.0
General and administrative	8.2	7.9
Total operating expenses	67.2	62.6
Operating income	9.3	15.3
Other income (expense):
Interest income	0.1	0.2
Net foreign exchange gain (loss)	(0.3)	(0.1)
Other income, net	0.0	0.2
Income before income taxes	9.1	15.6
Provision for income taxes	2.0	2.8
Net income	7.1%	12.8%

Results of Operations for the Three Month Periods ended March 31, 2012 and 2011

We are encouraged that 2012 began with record revenue for us for a first quarter despite a challenging global economy.  We saw further evidence of market acceptance of software defined modular instrumentation through strong growth in our PXI and CompactRio products. We believe our continued investment in innovation and product development are key to our long-term growth.

Net Sales.  Our consolidated net sales were $261 million and $238 million for the three month periods ended March 31, 2012 and 2011, respectively, an increase of 10%. For the same periods, product sales were $239 million and $219 million, an increase of 9%, and software maintenance sales were $22 million and $19 million, an increase of 13%. Products in the areas of virtual instrumentation and graphical system design, which comprised approximately 95% of our revenue in the three months ended March 31, 2012, saw a year-over-year revenue increase of 12%. Instrument control products, which comprised approximately 5% of our revenues in the three months ended March 31, 2012, saw a year-over-year revenue decrease of 24%. Products in the areas of virtual instrumentation and graphical system design comprised approximately 93% of our revenue in the three months ended March 31, 2011 and instrument control products comprised approximately 7% of our revenues in the three months ended March 31, 2011. Revenues from our instrument control products are the most sensitive to the cycles of the global industrial economy. The increase in net sales in the 2012 period is attributed to increases in sales volume across all geographic regions of our business. We did not take any significant action with regard to pricing during the three month periods ended March 31, 2012 and 2011.

Large orders, defined as orders with a value greater than $20,000, grew by 25%, during the three month period ended March 31, 2012 following growth of 29% during 2011. During the three month periods ended March 31, 2012 and 2011, these large orders were 47% and 41%, respectively, of our total sales. Larger orders may be more sensitive to changes in the global industrial economy, may be subject to greater discount variability and may contract at a faster pace during an economic downturn.

For the three month periods ended March 31, 2012 and 2011, net sales in the Americas were $107 million and $97 million, respectively, an increase of 10%. Sales in the Americas, as a percentage of consolidated sales were 41% and in each of the 2012 and 2011 periods. In Europe, net sales were $76 million and $71 million in the 2012 and 2011 periods, respectively, an increase of 7%. Sales in Europe, as a percentage of consolidated sales were 29% and 30% in the 2012 and 2011 periods, respectively. In Asia, net sales were $78 million and $69 million in the 2012 and 2011 periods, respectively, an increase of 13%. Sales in Asia, as a percentage of consolidated sales were 30% and 29% in the 2012 and 2011 periods, respectively. We anticipate that sales growth in Asia will continue to outpace growth in the Americas and Europe and continue to grow as a percent of our total net sales. For the three month periods ended March 31, 2012 and 2011, sales from our acquisitions were $15 million and $7 million, respectively.

We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

Almost all of the sales made by our direct sales offices in the Americas, outside of the U.S., in Europe and in Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. For the three month period ended March 31, 2012, in local currency terms, our consolidated net sales increased by $22 million or 9%, Americas sales increased by $11 million or 11%, European sales increased by $5 million or 7%, and sales in Asia Pacific increased by $7 million or 10%, compared to the three month period ended March 31, 2011. During this same period, the change in exchange rates had the effect of increasing our consolidated sales by $365,000 or 0.2%, decreasing Americas sales by $594,000 or 1%, decreasing European sales by $726,000 or 1%, and increasing sales in Asia Pacific by $1.7 million or 2%.

For the three month period ended March 31, 2011, in local currency terms, our consolidated sales increased by $49 million or 26%, Americas sales increased by $18 million or 23%, European sales increased by $15 million or 26%, and sales in Asia Pacific increased by $16 million or 29%. During this same period, the change in exchange rates had the effect of decreasing our consolidated sales by $1.0 million or 0.5%, decreasing Americas sales by $3,000 or 0.0%, decreasing European sales by $1.1 million or 2%, and increasing sales in Asia Pacific by $14,000 or 0.0%.

To help protect against a reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue denominated in foreign currencies with forward and purchased option contracts. During the three month periods ended March 31, 2012 and 2011, these hedges had the effect of increasing our consolidated sales by $476,000 and decreasing our consolidated sales by $757,000, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for the three month periods ended March 31, 2012 and 2011).

Gross Profit. For the three month periods ended March 31, 2012 and 2011, gross profit was $200 million and $185 million, respectively. As a percentage of sales, gross profit was 77% and 78% for the three month periods ended March 31, 2012 and 2011, respectively. We continued to focus on cost control and cost reduction measures throughout our manufacturing cycle and continued to see the benefits of those efforts. These cost control and cost reduction measures along with sales growth have allowed us to maintain stability in our gross margin percentage.

For three month periods ended March 31, 2012 and 2011, the change in exchange rates had the effect of decreasing our cost of sales by $42,000 or 0.1% and increasing our cost of sales by $1.2 million or 3%, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with forward contracts. During the three month periods ended March 31, 2012 and 2011, these hedges had the effect of increasing our cost of sales by $8,000 and decreasing our cost of sales by $344,000, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for the three month periods ended March 31, 2012 and 2011).

Operating Expenses. For the three month periods ended March 31, 2012 and 2011, operating expenses were $175 million and $149 million, respectively, an increase of 18%. This increase in our operating expenses was due to higher personnel related expenses of $17 million which included commissions, variable compensation and benefits. The increase in personnel expenses is related to a net increase in our overall headcount of 854 employees, including 150 related to our most recent acquisitions. The majority of these personnel additions occurred during the second and third quarters of 2011 resulting in a more significant impact on our March 31, 2012 year over year comparison. In addition, this increase is attributed to higher expenses for building and equipment of $3.7 million, higher expenses related to marketing and outside services of $2.6 million, higher travel related expenses of $1.3 million and higher charges related to stock based compensation of $1.6 million. Over the same period, the net impact of changes in foreign currency exchange rates increased our operating expense by $415,000.

As a percentage of net sales, operating expenses in the three month periods ended March 31, 2012 and 2011 were 67% and 63%, respectively. The year over year increase in our operating expenses as a percent of sales is attributed to the fact that we grew our overall operating expenses by 18% as a result of the factors detailed above while our net sales grew by 10%.

We believe that our long-term growth and success depends on developing high quality software and hardware products on a timely basis. To that end, we made investments in research and development and our field sales force a priority in 2011. For the three month periods ended March 31, 2012 and 2011, our research and development expenses were $54 million and $43 million, respectively. This increase was due to an increase in our research and development headcount to 1,884 at March 31, 2012 from 1,600 at March 31, 2011.

Operating Income.  For the three month periods ended March 31, 2012 and 2011, operating income was $24 million and $37 million, respectively, a decrease of 33%. As a percentage of net sales, operating income was 9% and 15%, respectively in these same periods. The decrease in our operating income as a percent of sales during this period can be attributed to our overall increase in net sales of 10% while our operating expenses increased by 18% as a result of the factors detailed above. As a result of the timing of our personnel hires in 2011, we expect the year over year growth rate in our operating expenses to moderate through the third quarter of 2012.

Interest Income. For the three month periods ended March 31, 2012 and 2011, interest income was $230,000 and $341,000, respectively. We continue to see low yields for high quality investment alternatives that comply with our corporate investment policy. We do not expect yields in these types of investments to increase during the remainder of 2012.

Net Foreign Exchange (Loss). For the three month periods ended March 31, 2012 and 2011, net foreign exchange (loss) was $(888,000) and $(223,000), respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During the three month period ended March 31, 2012, we noted mixed volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business. We cannot predict the direction or degree of future volatility in these exchange rates. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange gain (loss)”. Our hedging strategy reduced our foreign exchange gains by $1.0 million in the three month period ended March 31, 2012 and reduced our foreign exchange gains by $993,000 in the three month period ended March 31, 2011.

Provision for Income Taxes.  For the three month periods ended March 31, 2012 and 2011, our provision for income taxes reflected an effective tax rate of 22% and 18%, respectively. The factors that caused our effective tax rate to change year-over-year are detailed in the table below:

Three Months Ended
March 31, 2012
(Unaudited)
Effective tax rate at March 31, 2011	18%
Change in unrecognized tax benefits for uncertain tax positions	1
Change in enhanced deduction for certain research and development expenses	(3)
Decrease in the partial release of a deferred tax asset valuation allowance	2
Decrease in tax benefit from equity awards	2
Change in research and development tax credit	2
Effective tax rate at March 31, 2012	22%

(See Note 9 – Income taxes of Notes to Consolidated Financial Statements for further discussion regarding changes in our effective tax rate and a reconciliation of income taxes at the U.S. federal statutory income tax rate of 35% to our effective tax rate).

Other operational metrics

We believe that the following additional unaudited operational metrics assist investors in assessing our operational performance relative to our peers and to our historical results.

Acquisition related deferred revenue excluded from revenue. For the three month periods ended March 31, 2012 and 2011, the excluded acquisition related deferred revenue was as follows:

	Three Months Ended March 31,
	(Unaudited)
	(In thousands)
	2012	2011
Revenue
Acquisition related deferred revenue	$1,269	$-
Provision for income taxes	(444)	-
Total	$825	$-

Charges related to stock-based compensation, amortization of acquired intangibles and acquisition related transaction costs. For the three month periods ended March 31, 2012 and 2011, the gross charges related to stock-based compensation as a component of cost of sales, sales and marketing, research and development, and general and administrative expenses and the total charges were as follows:

	Three Months Ended March 31,
	(Unaudited)
	(In thousands)
	2012	2011
Stock-based compensation
Cost of sales	$415	$317
Sales and marketing	2,640	1,922
Research and development	2,449	1,686
General and administrative	799	665
Provision for income taxes	(1,507)	(1,840)
Total	$4,796	$2,750

For the three month periods ended March 31, 2012 and 2011, the gross charges related to the amortization of acquisition related intangibles as a component of cost of sales, sales and marketing and other income (expense), net and the total charges were as follows:

	Three Months Ended March 31,
	(Unaudited)
	(In thousands)
	2012	2011
Amortization of acquired intangibles
Cost of sales	$2,410	$1,004
Sales and marketing	447	77
Other income, net	189	-
Provision for income taxes	(972)	(350)
Total	$2,074	$731

For the three month periods ended March 31, 2012 and 2011, the gross charges related to acquisition related transaction costs as a component of cost of sales, sales and marketing, research and development and general and administrative expenses and the total charges were as follows:

	Three Months Ended March 31,
	(Unaudited)
	(In thousands)
	2012	2011
Acquisition related transaction costs
Cost of sales	$32	$-
Sales and marketing	220	-
Research and development	106	-
General and administrative	47	-
Provision for income taxes	(142)	-
Total	$263	$-

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments.  The following table presents our working capital, cash and cash equivalents and marketable securities:

	March 31, 2012	December 31,	Increase/
(In thousands)	(unaudited)	2011	(Decrease)

Working capital	$517,479	$496,629	$20,850
Cash and cash equivalents (1)	238,510	142,608	95,902
Short-term investments (1)	138,896	223,504	(84,608)
Total cash, cash equivalents and short-term investments	$377,406	$366,112	$11,294

(1) Included in working capital

During the three month period ended March 31, 2012, our working capital increased by $21 million due to the increase in our cash, cash equivalents and short-term investments of $11 million, an increase in inventory of $8 million, offset by a decrease in accounts receivable of $2 million and a decrease in prepaid expenses and other current assets of $4 million. These increases can be attributed to our overall business growth during the three month period ended March 31, 2012.

Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our cash and investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $33 million U.S. dollar equivalent of German government sovereign debt that is denominated in Euro. At March 31, 2012, we had $377 million in cash, cash equivalents and short-term investments. Approximately $52 million or 14% of these amounts were held in domestic accounts with various financial institutions and $325 million or 86% was held in accounts outside of the U.S. with various financial institutions. Of our short-term investments, $14 million or 10% is held in our investment accounts in the U.S. and $125 million or 90% is held in investment accounts of our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

Cash Provided and (Used) in the Three Month Periods ended March 31, 2012 and 2011.  Cash and cash equivalents increased to $239 million at March 31, 2012 from $143 million at December 31, 2011. The following table summarizes the proceeds and (uses) of cash:

	Three Months Ended March 31,
	(unaudited)
	(in thousands)
	2012	2011
Cash provided by operating activities	$33,504	$41,630
Cash provided/(used) by investing activities	71,481	(12,992)
Cash (used)/provided by financing activities	(9,083)	6,509
Net increase in cash equivalents	95,902	35,147
Cash and cash equivalents at beginning of year	142,608	219,447
Cash and cash equivalents at end of period	$238,510	$254,594

For each of the three month periods ended March 31, 2012 and 2011, cash provided by operating activities was $34 million. Year over year, we saw a decrease in net income of $12 million offset by an increase in cash provided by operating assets and liabilities of $3.7 million.

Accounts receivable decreased to $155 million at March 31, 2012 compared to $157 million at December 31, 2011. Days sales outstanding was 54 days at March 31, 2012, compared to 51 days at December 31, 2011. We typically bill customers on an open account basis subject to our standard net 30 day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may face issues gaining access to sufficient funding or credit.

Consolidated inventory balances increased to $140 million at March 31, 2012 from $132 million at December 31, 2011. Inventory turns were 1.8 at March 31, 2012, compared to 1.9 at December 31, 2011. Inventory increased by $8 million during the three month period ended March 31, 2012, as we took actions to support the growth in our overall business. Our inventory levels will continue to be determined based upon our anticipated demand for products and our need to keep sufficient inventory on hand to meet our customers’ demands. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels. Rapid changes in customer demand could have a significant impact on our inventory balances in future periods.

Investing activities provided cash of $71 million during the three months ended March 31, 2012, as the result of the maturities of $85 million of short-term investments offset by the purchase of property and equipment of $9 million and capitalization of internally developed software of $3.7 million. Investing activities used cash of $13 million during the three months ended March 31, 2011, which was the result of the purchase of property and equipment of $10 million and capitalization of internally developed software of $4 million.

Financing activities used cash of $9 million during the three months ended March 31, 2012, which was the result of $8 million received from the issuance of our common stock from the exercise of stock options and our employee stock purchase plan, offset by $17 million used to pay dividends to our stockholders. Financing activities provided cash of $7 million during the three months ended March 31, 2011, as the result of $17 million received from the issuance of our common stock from the exercise of stock options and our employee stock purchase plan, offset by $12 million used to pay dividends to our stockholders.

From time to time, our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. On April 21, 2010, our Board of Directors approved a share repurchase program that increased the aggregate number of shares of common stock that we are authorized to repurchase from 1,011,147 to 4.5 million. We did not make any purchases under this plan during the three month period ended March 31, 2012. At March 31, 2012, there were 3,932,245 shares remaining available for repurchase under this plan. This repurchase plan does not have an expiration date.

During the three month period ended March 31, 2012, we received less proceeds from the exercise of stock options compared to the three months ended March 31, 2011. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control and in the future, we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, since 2005, it has been our practice to issue restricted stock units and not stock options to eligible employees which will reduce the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to us.

Contractual Cash Obligations.  Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. At March 31, 2012, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $10 million. At December 31, 2011, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $14 million.

Guarantees are related to payments of customs and foreign grants. At March 31, 2012, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $5 million. At December 31, 2011, we had outstanding guarantees for payment of customs, foreign grants and potential customer disputes totaling approximately $5 million.

Off-Balance Sheet Arrangements. We do not have any debt or off-balance sheet debt. At March 31, 2012, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Prospective Capital Needs.  We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations as well as from the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, payment of dividends to our stockholders and repurchases of our common stock for at least the next 12 months. We also believe these sources of cash will be sufficient to fund the construction of our manufacturing, logistics and research and development facility in Penang, Malaysia, which began in the third quarter of 2011. However, we may choose or be required to raise additional funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. Historically, we have not had to rely on debt, public or private, to fund our operating, financing or investing activities. We could also choose or be required to reduce certain expenditures, such as payments of dividends or repurchases of our common stock. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

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

•	the timing, cost or outcome of any future intellectual property litigation or commercial disputes including under our previous GSA contract;
•	required levels of research and development and other operating costs;
•	capital improvements for new and existing facilities;
•	the overall levels of sales of our products and gross profit margins;
•	acquisitions of other businesses, assets, products or technologies;
•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;
•	the levels of inventory and accounts receivable that we maintain;
•	repurchases of our common stock;
•	our relationships with suppliers and customers; and
•	the level of exercises of stock options and stock purchases under our employee stock purchase plan.

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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect increasing our consolidated sales by $365,000 or 0.2% in the three month period ended March 31, 2012, and decreasing our consolidated sales by $1.0 million or 0.5% in the three month period ended March 31, 2011. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing our consolidated operating expenses by $415,000 or 0.3% in the three month period ended March 31, 2012, and increasing our consolidated operating expenses by $1.1 million or 1% in the three month period ended March 31, 2011.

During the three month period ended March 31, 2012, we noted mixed volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business. We cannot predict the direction or degree of future volatility in these exchange rates. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

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

During the three month period ended March 31, 2012, these hedges had the effect of increasing our consolidated sales by $476,000, increasing our cost of sales by $8,000, and decreasing our operating expenses by $55,000. During the three month period ended March 31, 2011, these hedges had the effect of decreasing our consolidated sales by $757,000, decreasing our cost of sales by $344,000, and decreasing our operating expenses by $145,000. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales, cost of sales and operating expenses for the three month periods ended March 31, 2012 and 2011).

Inventory Management

The marketplace for our products dictates that many of our products be shipped very quickly after an order is received. As a result, we are required to maintain significant inventories. Therefore, inventory obsolescence is a risk for us due to frequent engineering changes, shifting customer demand, the emergence of new industry standards and rapid technological advances including the introduction by us or our competitors of products embodying new technology. However, our risk of obsolescence is mitigated as many of our products have interchangeable parts and many have long lives. While we adjust for excess and obsolete inventories and we monitor the valuation of our inventories, there can be no assurance that our valuation adjustments will be sufficient.

Market Risk

We are exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in foreign currency values and changes in the market value of our investments.

Cash, Cash Equivalents and Short-Term Investments

At March 31, 2012, we had $377 million in cash, cash equivalents and short-term investments. We maintain cash and cash equivalents and short-term investments with various financial institutions located in many countries throughout the world. Approximately $52 million or 14% of these amounts were held in domestic accounts with various financial institutions and $325 million or 86% was held in accounts outside of the U.S. with various financial institutions. At March 31, 2012, $99 million or 42% of our cash and cash equivalents was held in cash in various operating accounts throughout the world, $130 million or 54% was held in money market accounts, and $10 million or 4% was held in U.S. Treasuries. The most significant of our operating accounts was our domestic operating account which held approximately $12 million or 5% of our total cash and cash equivalents at a bank that carried A+/A2/AA- ratings at March 31, 2012. Our short-term investment balance is comprised of $14 million or 10% which is held in our investment accounts in the U.S. and $125 million or 90% which is held in investment accounts of our foreign subsidiaries. We have $33 million U.S. dollar equivalent of German government sovereign debt that is denominated in Euro. Our German government sovereign debt holdings have a maximum maturity of 18 months and carry Aaa/AAA ratings.

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

We account for our investments in debt and equity instruments under FASB ASC 320 Investments – Debt and Equity Securities (FASB ASC 320). Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of shareholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments at March 31, 2012 and December 31, 2011 was $139 million and $224 million, respectively. The decrease was due to the maturities of $85 million of short-term investments which funds were reinvested in debt instruments with original maturities of less than 90 days and are therefore classified as cash equivalents at March 31, 2012.

We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income. There were not any other than temporary impairments recognized in other expense during the three month period ended March 31, 2012.

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

In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of March 31, 2012, a 100 basis point increase or decrease in interest rates across all maturities would result in a $1.2 million increase or decrease in the fair market value of our portfolio. As of December 31, 2011, a similar 100 basis point increase or decrease in interest rates across all maturities would result in a $1.9 million increase or decrease in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is an other than temporary impairment.

Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of March 31, 2012, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

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

Exchange Rate Risk

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. The principal currencies hedged are the Euro, British pound, Japanese yen and Hungarian forint. We monitor our foreign exchange exposures regularly to help ensure the overall effectiveness of our foreign currency hedge positions. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at March 31, 2012 and December 31, 2011, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $18 million and $23 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

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

Changes in Internal Control Over Financial Reporting

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

During the three month period ended March 31, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a – 15 or Rule 15d – 15 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.              RISK FACTORS

Uncertain Economic Conditions Could Materially Adversely Affect Our Business and Results of Operations.  Our business is sensitive to fluctuations in general economic conditions, both in the U.S. and globally. Uncertainty associated with financial markets, negative financial news, foreign currency markets, natural disasters, energy costs, budget and tax policies throughout the world’s developed economies, employment levels, labor costs, healthcare costs, declining income or asset values and credit availability, could negatively impact the global industrial economy. Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the PMI. The most recent reading for March 2012, showed the PMI had increased to 51.1 up from a reading of 50.8 for December 2011, but the PMI continues to indicate overall weakness in the global industrial economy. A PMI reading above 50 indicates an expanding industrial economy while a reading below 50 indicates a contracting industrial economy. We are unable to predict whether the industrial economy, as measured by the PMI will strengthen or contract during the remainder of 2012. If the industrial economy, as measured by the PMI, contracts or remains at a neutral reading at or around 50, indicating general weakness, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and result of operations.

Changes in the Amount of Revenue Derived from Large Orders Could Adversely Affect our Gross Margin and Could Lead to Greater Variability in our Quarterly Results.  Our large order business, defined as orders with a value greater than $20,000, continues to grow as a percent of our overall business. As a percent of our overall business, larger orders reached a new high during the three month period ended March 31, 2012 and represented 47% and 41% of our total sales during the three month periods ended March 31, 2012 and 2011, respectively. Larger orders may be more sensitive to changes in the global industrial economy, may be subject to greater discount variability and may contract at a faster pace during an economic downturn. Historically, our gross margins have been stable from period to period. To the extent that the amount of our revenue derived from larger orders increases in future periods, both in absolute dollars and as a percent of our overall business, our gross margins could experience greater volatility and we could see a greater negative impact on our business from future downturns in the global industrial economy. This dynamic may also have an adverse effect on the historical seasonal pattern of our revenues and our results of operations.

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

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

•	general market and economic conditions, particularly in the Euro zone;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low cost geographies;
•	the impact of foreign exchange rates on product pricing;
•	product pricing;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	efficiency of manufacturing operations;
•	strategic relationships with our suppliers;
•	product quality and performance;
•	protection of our products by effective use of intellectual property laws;
•	the outcome of any pending or future litigation or commercial dispute;
•	the financial strength of our competitors;
•	barriers to entry imposed by competitors with significant market power in new markets; and,
•	government actions throughout the world.

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

Our Revenues are Subject to Seasonal Variations.  In previous years, our revenues have been characterized by seasonality, with revenues typically growing from the first quarter to the second quarter, being relatively constant from the second quarter to the third quarter, growing in the fourth quarter compared to the third quarter and declining in the first quarter of the following year from the fourth quarter of the preceding year. This historical trend has been affected and may continue to be affected in the future by broad fluctuations in the global industrial economy, the economic impact of larger orders as well as the timing of new product introductions or acquisitions, if any. The ongoing economic contraction in the Euro zone could persist or worsen in the remainder of 2012. If this instability in the Euro zone continues, worsens or negatively affects other economic regions in the remainder of 2012, it may have a material adverse effect on the seasonal patterns described above as well as on our overall results of operations and profitability. Our total operating expenses have in the past tended to increase in each successive quarter and have fluctuated as a percentage of revenue based on the seasonality of our revenue.

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

Risks or Claims Associated With the Compliance With Our Pricing Provisions of Our Previous GSA Contract Could Have a Material Adverse Impact on Our Results of Operations. From November 1999 to May 2011, we sold products to the U.S. government under a contract with the General Services Administration ("GSA"). During such time, our sales under the contract were approximately 2% of our total sales. Our previous contract with GSA contained a price reduction or "most favored customer" pricing provision. For the past few quarters, we have been in discussions with GSA regarding our compliance with this pricing provision and have provided GSA with information regarding our pricing practices. In 2011, GSA conducted an on-site review of our GSA pricing practices and orally informed us that GSA did not agree with our previous determination of the potential non-compliance amount.  GSA subsequently requested that we conduct a further analysis of the non-compliance amount based upon a methodology that GSA proposed. This analysis resulted in calculated overpayments (including added interest) by GSA to us of approximately $13.1 million. GSA is reviewing the analysis and has not yet officially responded, and has not made any formal demand for pricing adjustments related to our previous GSA contract. However, GSA may make such a demand in the future, and there can be no assurance that the amount of any such demand, if we were required to pay it, would not have a material adverse impact on our results of operations. If GSA believes that our pricing practices did not comply with the contract, GSA could conduct a formal investigation of such matter or could refer such matter to the U.S. Department of Justice for investigation, including an investigation regarding potential violations of the False Claims Act, which could result in litigation and the possible imposition of a damage remedy that includes treble damages plus civil penalties, and could also result in us being suspended or debarred from future government contracting.  As a result of the foregoing, during the quarter ended September 30, 2011, we established an accrual of $13.1 million which represents the amount of the loss contingency that is reasonably estimable at this time.  There can be no assurance that our actual losses will not exceed such reserve amount. Due to the complexities of conducting business with GSA, the relatively small amount of revenue we realized from our previous GSA contract, and our belief that we can continue to sell our products to U.S. government agencies through other contracting methods, we cancelled our contract with GSA in April 2011, effective May 2011. To date, we have not experienced any material adverse impact on our results of operations as a result of the cancellation of our previous GSA contract.

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

Our Quarterly Results are Subject to Fluctuations Due to Various Factors that May Adversely Affect Our Business and Result of Operations.  Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including:

•	changes in the global economy or global credit markets, particularly in the Euro zone;
•	adjustments to acquisition earn-out accruals;
•	changes in the amount of revenue derived from large orders;
•	fluctuations in foreign currency exchange rates;
•	the timing, cost or outcome of any future intellectual property litigation or commercial disputes including under our previous GSA contract;
•	changes in the mix of products sold;
•	the availability and pricing of components from third parties (especially limited sources);
•	the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales;
•	changes in pricing policies by us, our competitors or suppliers;
•	delays in product shipments caused by human error or other factors; and,
•	disruptions in transportation channels.

Our Business is Dependent on Key Suppliers and Distributors and Disruptions in these Businesses Could Adversely Affect our Business and Results of Operations. Our manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these components are available through limited sources. Limited source components purchased include custom application specific integrated circuits (“ASICs”), chassis and other components. We have in the past experienced delays and quality problems in connection with limited source components, and there can be no assurance that these problems will not recur in the future. Accordingly, our failure to receive components from limited suppliers could result in a material adverse effect on our revenues and operating results. In the event that any of our limited suppliers experience significant financial or operational difficulties due to adverse global economic conditions or otherwise, our business and operating results would likely be adversely impacted until we are able to secure another source for the required materials.

In some countries, we use distributors to support our sales channels. In the event that any of our distributors experience significant financial or operational difficulties or we experience disruptions in the use of these distributors, our business and operating results would likely be materially adversely impacted until we are able to secure another distributor or establish our direct sales capabilities in the affected market.

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

We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results.  We established an operating budget for 2012 in 2011. Our budget was established based on the estimated revenue from sales of our products which are based on economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. In 2011, we increased our overall headcount by 955. During 2012, we will see the full year impact of these headcount additions on our operating expenses. If demand for our products in 2012 is less than the demand we anticipated in setting our 2012 budget, our operating results could be negatively impacted. If we exceed the level of expenses established in our 2012 operating budget or if we cannot reduce budgeted expenditures in response to a decrease in revenue, our operating results could be adversely affected. Our spending could exceed our budget due to a number of factors, including:

•	increased costs from hiring more product development engineers or other personnel;
•	increased costs from hiring more field sales personnel;
•	the timing cost or outcome of any future intellectual property litigation or commercial disputes including under our previous GSA contract;
•	increased manufacturing costs resulting from component supply shortages or component price fluctuations;
•	additional marketing costs for new product introductions or for conferences and tradeshows;
•	increased component costs resulting from vendors increasing prices in response to increased economic activity; or
•	additional costs related to acquisitions, if any.

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

Our Income Tax Rate is Affected by our Tax Benefits in Hungary.  The profit from our Hungarian operation benefits from the fact that it is subject to an effective income tax rate that is lower than the U.S. federal statutory tax rate of 35%. Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $2.1 million and $3.4 million for the three month periods ended March 31, 2012 and 2011, respectively. In addition, effective January 1, 2010, certain qualified research and development expenses became eligible for an enhanced tax deduction. The enhanced tax deduction for research and development expenses resulted in income tax benefits of $3.1 million and $4.8 million for the three month periods ended March 31, 2012 and 2011, respectively. This tax benefit may not be available in future years due to changes in political conditions in Hungary or changes in tax laws in Hungary and in the U.S. The reduction or elimination of these benefits in Hungary or future changes in U.S. law pertaining to the taxation of foreign earnings could result in an increase in our future effective income tax rate which could have a material adverse effect on our operating results. No countries other than Hungary had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service with regard to any foreign jurisdictions.

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

During 2010, we devoted significant resources to completing the upgrade of our Americas business application suite to Oracle’s version R12. During 2011, we devoted significant resources to completing the upgrade of our business application suite used primarily by our European, Japanese, and global manufacturing operations to Oracle’s version R12 and completing an upgrade to the underlying infrastructure of our website, ni.com. We continue to devote resources to the development of our web offerings.There can be no assurance that we will not experience difficulties with these new systems.  Difficulties with these new systems may interrupt normal operations, including the ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business.  Any disruptions of the systems may have a material adverse effect on our results of operations.

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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect of increasing our consolidated sales by $365,000 or 0.2% in the three month period ended March 31, 2012, and decreasing our consolidated sales by $1.0 million or 0.5% in the same period in 2011. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing our consolidated operating expenses by $415,000 or 0.3%  in the three month period ended March 31, 2012, and increasing our consolidated operating expenses by $1.0 million or 0.9% in the three month period ended March 31, 2011.

During the three month period ended March 31, 2012, we noted mixed volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business. We cannot predict the direction or degree of future volatility in these exchange rates. We cannot predict to what degree or how long this recent volatility in the foreign currency exchange markets will continue.  In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our management’s certification of adequate disclosure controls and procedures as of March 31, 2012. Our most recent annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. Our most recent annual report on Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of March 31, 2012 with respect to the shares of common stock that we repurchased during the first quarter of 2012.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

January 1, 2012 to January 31, 2012	-	-	-	3,932,245

February 1, 2012 to February 29, 2012	-	-	-	3,932,245

March 1, 2012 to March 31, 2012	-	-	-	3,932,245
Total	-	-	-

(1)
For the past several years, we have maintained various stock repurchase programs. At March 31, 2012, there were 3,932,245 shares available for repurchase under the plan approved on April 21, 2010. This repurchase plan does not have an expiration date.

ITEM 5.                      OTHER INFORMATION

From time to time our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Jeffrey L. Kodosky and James J. Truchard have made periodic sales of our stock pursuant to such plans.

ITEM 6.                      EXHIBITS

3.1(1)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(4)	Specimen of Common Stock certificate of the Company.
4.2(5)	Rights Agreement dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A.
10.1(4)	Form of Indemnification Agreement.
10.2(6)	1994 Incentive Plan, as amended.*
10.3(7)	1994 Employee Stock Purchase Plan.*
10.5(8)	National Instruments Corporation Annual Incentive Program, as amended.*
10.6(9)	2005 Incentive Plan.*
10.7(10)	2005 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.8(10)	2005 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.9(10)	2005 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.10(10)	2005 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.11(11)	2010 Incentive Plan.*
10.12(12)	2010 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.13(13)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.14(14)	2010 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.15(15)	2010 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Registration Statement on Form 8-A on April 27, 2004.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(5)	Incorporated by reference to exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on January 28, 2004.
(6)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q on August 5, 2004.
(7)	Incorporated by reference to exhibit 10.3 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
(8)	Incorporated by reference to exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on February 24, 2012.
(9)	Incorporated by reference to exhibit A of the Company’s Proxy Statement dated and filed on April 4, 2005.
(10)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q on August 2, 2006.
(11)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on May 17, 2010.
(12)	Incorporated by reference to exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
(13)	Incorporated by reference to exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
(14)	Incorporated by reference to exhibit 10.4 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
(15)	Incorporated by reference to exhibit 10.5 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.

*	Management Contract or Compensatory Plan or Arrangement
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

NATIONAL INSTRUMENTS CORPORATION

April 30, 2012	By:	/s/ Alex M. Davern
Alex M. Davern
EVP, Chief Operating Officer
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)