Form 10-Q
period 2012-06-30
NATIONAL INSTRUMENTS CORP /DE/
filed 2012-08-03
CIK 935494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

T  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2012 or

£  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

__________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes T  No £

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes T  No £

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer TAccelerated filer £Non-accelerated filer £Smaller reporting company £

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes £  No T

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2012
Common Stock - $0.01 par value	122,189,609

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.               Financial Statements

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2012	December 31,
	(unaudited)	2011
Assets
Current assets:
Cash and cash equivalents	$271,402	$142,608
Short-term investments	79,325	223,504
Accounts receivable, net	188,258	157,056
Inventories, net	148,989	131,995
Prepaid expenses and other current assets	56,089	38,082
Deferred income taxes, net	19,588	26,304
Total current assets	763,651	719,549
Property and equipment, net	205,754	190,148
Goodwill	128,963	130,747
Intangible assets, net	80,679	83,866
Other long-term assets	34,584	29,984
Total assets	$1,213,631	$1,154,294
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$51,707	$41,111
Accrued compensation	33,354	29,616
Deferred revenue - current	89,497	80,059
Accrued expenses and other liabilities	22,007	37,612
Other taxes payable	22,165	24,507
Total current liabilities	218,730	212,905
Deferred income taxes	43,128	43,186
Liability for uncertain tax positions	21,289	19,494
Deferred revenue - long-term	18,488	10,015
Other long-term liabilities	15,668	16,683
Total liabilities	317,303	302,283
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $0.01; 180,000,000 shares authorized; 122,188,083 and 120,677,143 shares issued and outstanding, respectively	1,222	1,207
Additional paid-in capital	501,885	471,830
Retained earnings	393,502	382,474
Accumulated other comprehensive income (loss)	(281)	(3,500)
Total stockholders’ equity	896,328	852,011
Total liabilities and stockholders’ equity	$1,213,631	$1,154,294

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net sales:
Product	$268,979	$233,141	$508,314	$451,751
Software maintenance	21,931	20,143	43,729	39,383
GSA accrual	1,349	-	1,349	-
Total net sales	292,259	253,284	553,392	491,134

Cost of sales:
Product	69,787	54,803	129,578	105,761
Software maintenance	1,064	1,083	2,621	2,601
Total cost of sales	70,851	55,886	132,199	108,362

Gross profit	221,408	197,398	421,193	382,772

Operating expenses:
Sales and marketing	110,756	96,197	210,808	183,352
Research and development	54,286	47,027	108,301	89,895
General and administrative	21,502	21,232	42,876	40,071
Total operating expenses	186,544	164,456	361,985	313,318

Operating income	34,864	32,942	59,208	69,454

Other income:
Interest income	132	344	362	685
Net foreign exchange (loss)	(1,016)	(486)	(1,904)	(709)
Other income (expense), net	151	(571)	255	(125)
Income before income taxes	34,131	32,229	57,921	69,305
Provision for income taxes	7,690	5,681	12,838	12,296

Net income	$26,441	$26,548	$45,083	$57,009

Basic earnings per share	$0.22	$0.22	$0.37	$0.48

Weighted average shares outstanding - basic	121,801	119,736	121,360	119,218

Diluted earnings per share	$0.22	$0.22	$0.37	$0.47

Weighted average shares outstanding - diluted	122,759	121,161	122,376	120,810

Dividends declared per share	$0.14	$0.10	$0.28	$0.20

The accompanying notes are an integral part of these financial statements.

.

NATIONAL INSTRUMENTS CORPORATION

 STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$26,441	$26,548	$45,083	$57,009
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	(4,336)	2,149	(954)	7,424
Unrealized (loss) gain on securities available-for-sale, net	(313)	(580)	700	(1,004)
Unrealized gain on derivative instruments, net	747	309	4,632	3,155
Other comprehensive (loss) income, before tax	(3,902)	1,878	4,378	9,575
Tax provision related to items of other comprehensive income	(347)	(47)	(1,159)	(524)
Other comprehensive (loss) income, net of tax	(4,249)	1,831	3,219	9,051
Comprehensive income	$22,192	$28,379	$48,302	$66,060

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flow from operating activities:
Net income	$45,083	$57,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,316	23,390
Stock-based compensation	13,285	10,296
Tax expense from deferred income taxes	6,695	2,770
Tax expense (benefit) from stock option plans	(2,094)	(5,035)
Changes in operating assets and liabilities:
Accounts receivable	(31,203)	(13,841)
Inventories	(16,994)	(21,393)
Prepaid expenses and other assets	(17,625)	2,186
Accounts payable	10,596	937
Deferred revenue	17,911	7,051
Taxes, accrued expenses and other liabilities	(11,169)	9,926
Net cash provided by operating activities	41,801	73,296

Cash flow from investing activities:
Capital expenditures	(28,934)	(23,053)
Capitalization of internally developed software	(9,664)	(9,391)
Additions to other intangibles	(1,085)	(1,756)
Acquisition, net of cash received	-	(73,558)
Purchases of short-term investments	(38,879)	(54,097)
Sales and maturities of short-term investments	183,058	73,915
Net cash provided/(used) by investing activities	104,496	(87,940)

Cash flow from financing activities:
Proceeds from issuance of common stock	14,422	21,389
Dividends paid	(34,019)	(23,860)
Tax benefit from stock option plans	2,094	5,035
Net cash (used)/provided by financing activities	(17,503)	2,564

Net change in cash and cash equivalents	128,794	(12,080)
Cash and cash equivalents at beginning of period	142,608	219,447
Cash and cash equivalents at end of period	$271,402	$207,367

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at June 30, 2012 and December 31, 2011, the results of our operations and comprehensive income for the three month and six month periods ended June 30, 2012 and June 30, 2011, and the cash flows for the six month periods ended June 30, 2012 and June 30, 2011. Operating results for the three month and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Beginning in the second quarter of 2012, we are separately reporting our current and long-term deferred revenue. The separation has no impact on total reported deferred revenue, total liabilities, or total stockholder’s equity for any period on our Consolidated Balance Sheets. The Company assessed the materiality of this item on previously reported periods and concluded the separation was not material. Certain prior year amounts have been reclassified to conform to the 2012 presentation as shown in the following table:

December 31, 2011
(In thousands)	(Unaudited)

Deferred revenue, as previously reported	$90,074

Balances as reported in current Form 10-Q:
Deferred revenue - long-term	$10,015
Deferred revenue - current	$80,059

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three month and six month periods ended June 30, 2012 and 2011, respectively, are as follows:

	Three months ended June 30,		Six months ended June 30,
	(In thousands)		(In thousands)
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
Weighted average shares outstanding-basic	121,801	119,736	121,360	119,218
Plus: Common share equivalents
Stock options, restricted stock units	958	1,425	1,016	1,592
Weighted average shares outstanding-diluted	122,759	121,161	122,376	120,810

Stock awards to acquire 4,300 and 823,500 shares for the three month periods ended June 30, 2012 and 2011, respectively, and 74,900 and 415,700 shares for the six month periods ended June 30, 2012 and 2011, respectively, were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.

Note 3 – Cash, cash equivalents and short-term investments

The following tables summarize unrealized gains and losses related to our short-term investments designated as available-for-sale:

	As of June 30, 2012
(In thousands)	(Unaudited)
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$124,213	$-	$-	$-	$124,213
Money Market Accounts	62,326	-	-	-	62,326
Municipal bonds	6,613	2	-	-	6,615
Corporate bonds	9,181	8	-	-	9,189
U.S. treasuries and agencies	113,793	3	(8)	-	113,788
Foreign government bonds	36,568	135	(20)	(5,157)	31,526
Time deposits	3,070	-	-	-	3,070
Cash, cash equivalents, and short-term investments	$355,764	$148	$(28)	$(5,157)	$350,727

(In thousands)	As of December 31, 2011
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$106,431	$-	$-	$-	$106,431
Money Market Accounts	22,677	-	-	-	22,677
Municipal bonds	12,381	11	-	-	12,392
Corporate bonds	18,631	-	(67)	-	18,564
U.S. treasuries and agencies	170,926	2	(9)	-	170,919
Foreign government bonds	36,460	240	(1)	(4,482)	32,217
Time deposits	2,912	-	-	-	2,912
Cash, cash equivalents, and short-term investments	$370,418	$253	$(77)	$(4,482)	$366,112

The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale:

	As of June 30, 2012
(In thousands)	(Unaudited)
	Adjusted Cost	Fair Value
Due in less than 1 year	$153,484	$149,862
Due in 1 to 5 years	15,741	14,326
Total available-for-sale debt securities	$169,225	$164,188

Due in less than 1 year	Adjusted Cost	Fair Value
Municipal bonds	$5,118	$5,120
Corporate bonds	9,181	9,189
U.S. treasuries and agencies	109,390	109,393
Foreign government bonds	26,725	23,090
Time deposits	3,070	3,070
Total available-for-sale debt securities	$153,484	$149,862

Due in 1 to 5 years	Adjusted Cost	Fair Value
Municipal bonds	$1,495	$1,495
U.S. treasuries and agencies	4,403	4,395
Foreign government bonds	9,843	8,436
Total available-for-sale debt securities	$15,741	$14,326

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Inputs that are not based on observable market data

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$62,326	$62,326	$-	$-
U.S. treasuries and agencies	84,863	-	84,863	-
Short-term investments available for sale:
Municipal bonds	6,615	-	6,615	-
Corporate bonds	9,189	-	9,189	-
U.S. treasuries and agencies	28,925	-	28,925	-
Foreign government bonds	31,526	-	31,526	-
Time deposits	3,070	3,070	-	-
Derivatives	5,572	-	5,572	-
Total Assets	$232,086	$65,396	$166,690	$-

Liabilities
Derivatives	$(1,806)	$-	$(1,806)	$-
Total Liabilities	$(1,806)	$-	$(1,806)	$-

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$22,677	$22,677	$-	$-
U.S. Treasuries and Agencies	13,500	-	13,500	-
Short-term investments available for sale:
Municipal bonds	12,392	-	12,392	-
Corporate bonds	18,564	-	18,564	-
U.S. treasuries and agencies	157,419	-	157,419	-
Foreign government bonds	32,217	-	32,217	-
Time deposits	2,912	2,912	-	-
Derivatives	4,297	-	4,297	-
Total Assets	$263,978	$25,589	$238,389	$-

Liabilities
Derivatives	$(4,542)	$-	$(4,542)	$-
Total Liabilities	$(4,542)	$-	$(4,542)	$-

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

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of similar instruments. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the six month period ended June 30, 2012. There were not any transfers in or out of Level 1 or Level 2 during the six month period ended June 30, 2012.

Our foreign government bonds consist of German government sovereign debt denominated in Euro with maximum maturities of 24 months. Our short-term investments do not involve sovereign debt from any other country in Europe.

We did not have any items that were measured at fair value on a nonrecurring basis at June 30, 2012 and December 31, 2011.

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

We have operations in over 40 countries. Sales outside of the Americas accounted for approximately 61% and 59% of our revenues during each of the three month periods ended June 30, 2012 and 2011, respectively, and 60% and 59% of our revenues during the six month periods ended June 30, 2012 and 2011, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

Cash flow hedges

To help protect against the reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales over the next one to two years, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue and forecasted expenses denominated in foreign currencies with forward and purchased option contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. For option contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the option contracts net of the premium paid designated as hedges. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money”. We purchase foreign currency forward and option contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, Korean won and Hungarian forint) and limit the duration of these contracts to 40 months or less.

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

We held forward contracts with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of June 30, 2012	As of December 31,
	(Unaudited)	2011
Euro	$72,172	$60,992
Japanese yen	29,661	43,569
Korean won	-	3,309
Hungarian forint	26,388	28,189
Total forward contracts notional amount	$128,221	$136,059

The contracts in the foregoing table had contractual maturities of 24 months or less at June 30, 2012 and December 31, 2011, respectively.

At June 30, 2012, we expect to reclassify $2.9 million of gains on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $24,000 of gains on derivative instruments from accumulated OCI to cost of sales when the cost of sales are incurred and $1,000 of losses on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at June 30, 2012. Actual results may vary as a result of changes in the corresponding exchange rate subsequent to this date.

We did not record any ineffectiveness from our hedges during the three and six month periods ended June 30, 2012 and 2011.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 120 days. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss)”. As of June 30, 2012 and December 31, 2011, we held foreign currency forward contracts with a notional amount of $44.9 million and $53.8 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets and the effect of derivative instruments on our Consolidated Statements of Income.

Fair Values of Derivative Instruments:

	Asset Derivatives
	June 30, 2012		December 31, 2011
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$3,545	Prepaid expenses and other current assets	$2,500

Foreign exchange contracts - LT forwards	Other long-term assets	1,144	Other long-term assets	190
Total derivatives designated as hedging instruments		$4,689		$2,690

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$883	Prepaid expenses and other current assets	$1,607
Total derivatives not designated as hedging instruments		$883		$1,607

Total derivatives		$5,572		$4,297

	Liability Derivatives
	June 30, 2012		December 31, 2011
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(647)	Accrued expenses and other liabilities	$(2,007)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(580)	Other long-term liabilities	(1,770)
Total derivatives designated as hedging instruments		$(1,227)		$(3,777)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(579)	Accrued expenses and other liabilities	$(765)
Total derivatives not designated as hedging instruments		$(579)		$(765)

Total derivatives		$(1,806)		$(4,542)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the three month periods ended June 30, 2012 and 2011, respectively:

June 30, 2012
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$1,281	Net sales	$728	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	(377)	Cost of sales	103	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	(157)	Operating expenses	8	Net foreign exchange gain (loss)	-
Total	$747		$839		$-

June 30, 2011
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(71)	Net sales	$(983)	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	326	Cost of sales	376	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	55	Operating expenses	277	Net foreign exchange gain (loss)	-
Total	$310		$(330)		$-

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		June 30, 2012	June 30, 2011
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$794	$(1,110)

Total		$794	$(1,110)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the six month periods ended June 30, 2012 and 2011, respectively:

June 30, 2012
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$1,743	Net sales	$1,204	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	1,871	Cost of sales	95	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	1,018	Operating expenses	63	Net foreign exchange gain (loss)	-
Total	$4,632		$1,362		$-

June 30, 2011
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(467)	Net sales	$(1,740)	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	2,480	Cost of sales	750	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	1,143	Operating expenses	422	Net foreign exchange gain (loss)	-
Total	$3,156		$(568)		$-

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		June 30, 2012	June 30, 2011
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$(236)	$(2,103)

Total		$(236)	$(2,103)

Note 6 – Inventories

Inventories, net consist of the following:

	June 30, 2012	December 31,
(In thousands)	(Unaudited)	2011

Raw materials	$64,002	$56,139
Work-in-process	5,863	5,708
Finished goods	79,124	70,148
	$148,989	$131,995

Note 7 – Intangibles

Intangibles at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012
(In thousands)	(Unaudited)			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$63,150	$(36,723)	$26,427	$53,086	$(29,606)	$23,480
Acquired technology	67,868	(36,991)	30,877	67,918	(32,210)	35,708
Patents	23,199	(8,691)	14,508	21,875	(7,992)	13,883
Other	23,823	(14,956)	8,867	24,614	(13,819)	10,795
	$178,040	$(97,361)	$80,679	$167,493	$(83,627)	$83,866

Software development costs capitalized for the three month periods ended June 30, 2012 and 2011 were $6.1 million and $5.9 million, respectively, and related amortization expense was $3.5 million and $3.3 million, respectively. For the six month periods ended June 30, 2012 and 2011, capitalized software development costs were $10.1 million and $9.8 million, respectively, and related amortization expense was $7.1 million and $6.6 million, respectively. Capitalized software development costs for the three month periods ended June 30, 2012 and 2011 included costs related to stock based compensation of $221,000 and $262,000, respectively. For the six month periods ended June 30, 2012 and 2011, capitalized software development costs included costs related to stock based compensation of $400,000 and $412,000, respectively.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Acquired core technology and intangible assets are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally 10 to 17 years. Total intangible assets amortization expenses were $7.0 million and $5.5 million for the three months ended June 30, 2012 and 2011, respectively,  and $13.7 million and $10.7 million for the six month periods ended June 30, 2012 and 2011, respectively.

Note 8 – Goodwill

The carrying amount of goodwill as of June 30, 2012,  was as follows:

Amount
(In thousands)
Balance as of December 31, 2011	$130,747
Purchase price adjustments	(1,623)
Divestitures	-
Foreign currency translation impact	(161)
Balance as of June 30, 2012 (unaudited)	$128,963

The excess purchase price over the fair value of assets acquired is recorded as goodwill. See Note 16 – Acquisitions, for discussion regarding the purchase price adjustment in the table above. As we have one operating segment, we allocate goodwill to one reporting unit for goodwill impairment testing. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 29, 2012. No impairment of goodwill was identified during 2012 and 2011. Goodwill is deductible for tax purposes in certain jurisdictions.

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

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $21.3 million and $19.5 million of unrecognized tax benefits at June 30, 2012 and December 31, 2011, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross increase in unrecognized tax benefits of $1.7 million for the six month period ended June 30, 2012, as a result of tax positions taken during the period. We recorded a gross decrease in unrecognized tax benefits of $285,000 for the six month period ended June 30, 2012 related to settlements with taxing authorities. As of June 30, 2012, it is deemed reasonable that we will recognize tax benefits in the amount of $2.2 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty with regard to the amount of the benefit we may recognize is related to deductions taken on returns that have not been examined by the applicable tax authority. Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2012, we have approximately $1.1 million accrued for interest related to uncertain tax positions. The tax years 2005 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 23% and 18% for the three month periods ended June 30, 2012 and 2011, respectively, and of 22% and 18% for the six month periods ended June 30, 2012 and 2011, respectively. For the three and six month periods ended June 30, 2012, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of an enhanced deduction for certain research and development expenses and profits in foreign jurisdictions with reduced income tax rates. For the three and six month periods ended June 30, 2011, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of a tax benefit from equity awards that do not ordinarily result in a tax benefit, an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates and the U.S. federal research and development credit.

Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $3.1 million and $4.0 million for the three month periods ended June 30, 2012 and 2011, respectively, and $5.2 million and $7.4 million for the six month periods ended June 30, 2012 and 2011. No countries other than Hungary had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service with regard to any foreign jurisdictions.

The tax position of our Hungarian operation continues to benefit from assets created by the restructuring of our operations in Hungary. In addition, our research and development activities in Hungary continue to benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. Partial release of the valuation allowance on assets from the restructuring and the enhanced tax deduction for research expenses resulted in income tax benefits of $4.6 million and $5.2 million for the three month periods ended June 30, 2012 and 2011, respectively, and $7.7 million and $9.9 million for the six month periods ended June 30, 2012 and 2011, respectively.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward and option contracts and securities classified as available-for-sale. The accumulated other comprehensive income/(loss), net of tax, for the three and six month periods ended June 30, 2012 and 2011, consists of the following:

	Three months ended June 30, 2012
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income
Balance as of March 31, 2012	$1,839	$349	$1,780	$3,968
Current-period other comprehensive (loss) income	(4,336)	(313)	400	(4,249)
Balance as of June 30, 2012	$(2,497)	$36	$2,180	$(281)

	Six months ended June 30, 2012
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income
Balance as of December 31, 2011	$(1,543)	$(664)	$(1,293)	$(3,500)
Current-period other comprehensive (loss) income	(954)	700	3,473	3,219
Balance as of June 30, 2012	$(2,497)	$36	$2,180	$(281)

	Three months ended June 30, 2011
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income
Balance as of March 31, 2011	$4,779	$(228)	$1,959	$6,510
Current-period other comprehensive (loss) income	2,149	(580)	262	1,831
Balance as of June 30, 2011	$6,928	$(808)	$2,221	$8,341

	Six months ended June 30, 2011
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income
Balance as of December 31, 2010	$(496)	$196	$(410)	$(710)
Current-period other comprehensive (loss) income	7,424	(1,004)	2,631	9,051
Balance as of June 30, 2011	$6,928	$(808)	$2,221	$8,341

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

Awards under the plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares under the options vests over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and revenue growth but shares cannot accelerate to vest over a period of less than five years. Stock options must be exercised within ten years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the six month period ended June 30, 2012, we did not make any changes in accounting principles or methods of estimates.

Restricted stock plan

Our stockholders approved our 2005 Incentive Plan (the “2005 Plan”) in May 2005. At the time of approval, 4,050,000 shares of our common stock were reserved for issuance under this plan, as well as the number of shares which had been reserved but not issued under the 1994 Plan (our incentive stock option plan which terminated in May 2005), and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan, administered by the Compensation Committee of the Board of Directors, provided for granting of incentive awards in the form of restricted stock and RSUs to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. The 2005 Plan terminated on May 11, 2010, except with respect to outstanding awards previously granted thereunder. There were 3,362,304 shares of common stock that were reserved but not issued under the 1994 Plan and the 2005 Plan as of May 11, 2010.

Our stockholders approved our 2010 Incentive Plan (the “2010 Plan”) on May 11, 2010. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 3,362,304 shares of common stock that were reserved but not issued under the 1994 Plan and the 2005 Plan as of May 11, 2010, and any shares that are returned to the 1994 Plan and the 2005 Plan as a result of forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2010 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. There were 3,919,146 shares available for grant under the 2010 Plan at June 30, 2012.

We estimate potential forfeitures of RSUs and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the six month period ended June 30, 2012, we did not make any changes in accounting principles or methods of estimates related to the 2010 Plan.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. On May 10, 2011, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan, and at June 30, 2012, we had 3,144,521 shares of common stock reserved for future issuance under this plan. We issued 535,617 shares under this plan in the six month period ended June 30, 2012. The weighted average fair value of the employees’ purchase rights was $22.79 per share and was estimated using the Black-Scholes model. During the six months ended June 30, 2012, we did not make any changes in accounting principles or methods of estimates with respect to such plan.

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

There were not any shares of preferred stock issued and outstanding at June 30, 2012.

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

Total net sales, operating income, interest income and long-lived assets, classified by the major geographic areas in which we operate, are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
Net sales:
Americas:	$113,175	$103,713	$219,962	$201,077
Europe:	73,060	76,383	148,767	147,439
Asia Pacific:	106,024	73,188	184,663	142,618
	$292,259	$253,284	$553,392	$491,134

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
Operating income:
Americas	$9,590	$18,700	$22,121	$38,785
Europe	33,245	32,542	67,882	68,695
Asia Pacific	46,315	28,727	77,506	51,869
Unallocated:
Research and development expenses	(54,286)	(47,027)	(108,301)	(89,895)
	$34,864	$32,942	$59,208	$69,454

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
Interest income:
Americas	$16	$121	$107	$270
Europe	90	195	184	353
Asia Pacific	26	28	71	62
	$132	$344	$362	$685

			June 30,	December 31,
(In thousands)			2012	2011
			(Unaudited)
Long-lived assets:
Americas			$112,251	$110,153
Europe			47,177	47,000
Asia Pacific			46,326	32,995
			$205,754	$190,148

Total sales outside the U.S. for the three month periods ended June 30, 2012 and 2011 were $186.1 million and $157.6 million, respectively, and $350.1 million and $306.5 million for the six month periods ended June 30, 2012 and 2011, respectively.

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

The warranty reserve for the six month periods ended June 30, 2012 and 2011, respectively, was as follows:

	Six months ended June 30,
(In thousands)	(Unaudited)
	2012	2011
Balance at the beginning of the period	$1,271	$921
Accruals for warranties issued during the period	1,104	1,515
Settlements made (in cash or in kind) during the period	(1,070)	(1,192)
Balance at the end of the period	$1,305	$1,244

As of June 30, 2012, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $9 million over the next twelve months.

As of June 30, 2012, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $4 million, which are generally payable over the next twelve months.

From November 1999 to May 2011, we sold products to the U.S. government under a contract with the General Services Administration ("GSA"). During such time, our sales under the contract were approximately 2% of our total sales. Our previous contract with GSA contained a price reduction or "most favored customer" pricing provision. In the past several quarters, we had been in discussions with GSA regarding our compliance with this pricing provision and provided GSA with information regarding our pricing practices. In 2011, GSA conducted an on-site review of our GSA pricing practices and orally informed us that GSA did not agree with our previous determination of the potential non-compliance amount. GSA subsequently requested that we conduct a further analysis of the non-compliance amount based upon a methodology that GSA proposed. This analysis resulted in calculated overpayments (including added interest) by GSA to us of approximately $13.1 million. During the quarter ended September 30, 2011, we established an accrual for $13.1 million which represented the amount of the loss contingency that was reasonably estimable at that time. On June 6, 2012, we entered into a Settlement Agreement with GSA and paid approximately $11.8 million in settlement of the foregoing matters. Due to the complexities of conducting business with GSA, the relatively small amount of revenue we realized from our previous GSA contract, and our belief that we can continue to sell our products to U.S. government agencies through other contracting methods, we cancelled our contract with GSA in April 2011, effective May 2011. To date, we have not experienced any material adverse impact on our results of operations as a result of the cancellation of our previous GSA contract.

Note 14 – Recently issued accounting pronouncements

In January 2010, the FASB updated FASB ASC 820, Fair Value Measurements and Disclosures (FASB ASC 820) that requires additional disclosures and clarifies existing disclosures regarding fair value measurements. The additional disclosures include (i) transfers in and out of Levels 1 and 2 and (ii) activity in Level 3 fair value measurements. The update provides amendments that clarify existing disclosures on level of disaggregation and disclosures about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which were effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the update on January 1, 2010 as required and subsequently adopted on January 1, 2011, the update surrounding disclosures on Level 3 fair value measurements and concluded it did not have a material impact on our consolidated financial position or results of operations. In May 2011, the FASB updated FASB ASC 820 that resulted in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs). Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. We adopted the update as required in the first quarter of 2012 and concluded it did not have a material impact on our consolidated financial position or results of operations.

In June 2011, the FASB updated FASB ASC 220, Comprehensive Income (FASB ASC 220) that gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The update does not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. The update does not affect how earnings per share is calculated or presented. The update should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted the update as required in the first quarter of 2012, and concluded that the adoption did not have a material impact on our financial position or results of operations; however, the adoption resulted in an additional statement of other comprehensive income. In December 2011, the FASB deferred the effective date for the amendment issued in June 2011 regarding the presentation of reclassifications of items out of accumulated other comprehensive income. This update deferred the implementation requirement to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. The amended guidance specifies that entities should continue to report reclassifications out of accumulated other comprehensive income consistent with presentation requirements in effect before the update in June 2011.

In September 2011, the FASB updated FASB ASC 350, Goodwill and Other (FASB ASC 350) that gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted the update as required in the first quarter of 2012 and concluded it did not have a material impact on our consolidated financial position or results of operations.

Note 15 – Litigation

We are not currently a party to any material litigation. However, in the ordinary course of our business, we are involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. See Note 13 – Commitments and Contingencies in the Notes to our Consolidated Financial Statements, for discussion of the Settlement Agreement we entered in connection with our previous GSA contract. No assurances can be given with respect to the extent or outcome of any future litigation or dispute.

Note 16 – Acquisitions

AWR Corporation

On June 30, 2011, we acquired all of the outstanding shares of AWR Corporation (AWR), a privately held company that is a leading supplier of electronic design automation software for designing radio frequency and high-frequency components and systems for the semiconductor, aerospace and defense, communications and test equipment industries. The acquisition is expected to improve customer productivity through increased interoperability between upfront design and validation and production test functions. The purchase price of the acquisition was $66 million consisting of $54 million in cash and a three-year earn-out arrangement. We funded the purchase price from existing cash balances.  The range of potential undiscounted payments that we could be required to make under the earn-out arrangement is between $0 and $29 million and are payable if AWR achieves certain revenue and operating income targets.  The fair value of the earn-out arrangement was estimated at $12 million using the income approach, the key assumptions of which included probability-weighted revenue and operating expense growth projections. In July 2012, the Company paid the amount due to the former AWR shareholders based on the first earn-out year performance of AWR. The amount paid was $3.3 million, and it is being recorded as a reduction of the earn-out liability. We re-measure the fair value of the earn-out liability each quarter and no adjustments have been recorded to date.

The allocation of the purchase price was determined using the fair value of assets and liabilities acquired as of June 30, 2011. The finalization of our purchase price allocation during the three months ended June 30, 2012 resulted in an increase in acquired deferred tax assets and a decrease in goodwill of approximately $1.6 million. Our consolidated financial statements include the operating results from the date of acquisition.  Pro-forma results of operations have not been presented because the effects of those operations were not material. The following table summarizes the allocation of the purchase price of AWR:

Amount
(In thousands)
Net tangible assets acquired	$10,718
Amortizable intangible assets	31,685
Deferred tax liability	(8,387)
Goodwill	32,379
Total	$66,395

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

On July 25, 2012, our Board of Directors declared a quarterly cash dividend of $0.14 per common share, payable August 31, 2012, to shareholders of record on August 13, 2012.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We sell into test and measurement (“T&M”) and industrial/embedded applications in a broad range of industries and as such are subject to the economic and industry forces which drive those markets. It has been our experience that the performance of these industries and our performance is impacted by general trends in industrial production for the global economy and by the specific performance of certain vertical markets that are intensive consumers of measurement technologies. Examples of these markets are semiconductor capital equipment, telecom and mobile devices, consumer electronics, defense, aerospace and automotive.

In assessing our business, we consider the trends in the Global Purchasing Managers Index (“PMI”) published by JP Morgan, global industrial production as well as industry reports on the specific vertical industries that we target. A PMI reading above 50 is indicative of expansion in the global industrial economy. Our business is sensitive to fluctuations in general economic conditions, both in the U.S. and globally. Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the PMI. The most recent reading for June 2012, showed the PMI had decreased to 48.9 down from a reading of 50.8 for December 2011. We are unable to predict whether the industrial economy, as measured by the PMI, will strengthen or continue to contract during the remainder of 2012. If the industrial economy, as measured by the PMI, continues to contract or remains at or near a neutral reading of around 50, indicating general weakness, it could have an adverse effect on the spending patterns of businesses, including our current and potential customers, which could adversely affect our revenues and result of operations.

We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 61% and 59% of our revenues during the three month periods ended June 30, 2012 and 2011, respectively, and 60% and 59% for the six month periods ended June 30, 2012 and 2011. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 12 - Segment information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and long-lived assets).

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

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. In assessing our business, we consider the trends in the PMI, global industrial production as well as industry reports on the specific vertical industries that we target. We remain concerned by the continued weakness of the Global PMI during the three month period ended June 30, 2012, and especially by the significant drop below 50 during June 2012. Also of concern is the drop in the new order element of the index to below 48 in June 2012. This component of the Global PMI is at its lowest level since the second quarter of 2009 and its drop suggests that the overall index may continue to decline in the coming months. We believe this trend; coupled with the recent fall in the value of the Euro will restrain revenue growth in the test and measurement industry in the second half of 2012. These trends could have an adverse effect on the spending patterns of businesses, including our current and potential customers, which could adversely affect our revenues and result of operations. Our key strategies are to maintain a stable gross margin and to optimize our operating cost structure while maintaining strong employee productivity.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
Net sales:
Americas	38.7%	40.9%	39.7%	40.9%
Europe	25.0	30.2	26.9	30.0
Asia Pacific	36.3	28.9	33.4	29.1
Consolidated net sales	100.0	100.0	100.0	100.0
Cost of sales	24.2	22.1	23.9	22.1
Gross profit	75.8	77.9	76.1	77.9
Operating expenses:
Sales and marketing	37.9	38.0	38.1	37.3
Research and development	18.6	18.5	19.6	18.3
General and administrative	7.4	8.4	7.7	8.2
Total operating expenses	63.9	64.9	65.4	63.8
Operating income	11.9	13.0	10.7	14.1
Other income (expense):
Interest income	0.0	0.1	0.1	0.1
Net foreign exchange gain (loss)	(0.4)	(0.2)	(0.4)	-0.1
Other income, net	0.1	(0.2)	0.0	0.0
Income before income taxes	11.6	12.7	10.4	14.1
Provision for income taxes	2.6	2.2	2.3	2.5
Net income	9.0%	10.5%	8.1%	11.6%

Results of Operations for the Three and Six Month Periods ended June 30, 2012 and 2011

We are pleased to report continued revenue growth in 2012 including an all time revenue record in the three month period ended June 30, 2012. We believe the stability of our business despite a weakened global economy is validation of the value we deliver to customers through a Graphical System Design approach to measurement and control. We believe that our strong growth in large orders and a record quarter for our PXI products illustrate that the mainstream acceptance of our technology continues to grow.

Net Sales.  Our consolidated net sales were $292 million and $253 million for the three month periods ended June 30, 2012 and 2011, respectively, an increase of 15%. For the same periods, product sales were $269 million and $233 million, an increase of 15%, and software maintenance sales were $22 million and $20 million, an increase of 9%. Our consolidated net sales for the three month period ended June 30, 2012, were positively impacted by our Settlement Agreement with GSA which was $1.3 million less than the amount previously accrued. See Note 13 – Commitments and Contingencies in the Notes to our Consolidated Financial Statements for further discussion. Products in the areas of virtual instrumentation and graphical system design, which comprised approximately 95% of our revenue in the three months ended June 30, 2012, saw a year-over-year revenue increase of 16%. Instrument control products, which comprised approximately 5% of our revenue in the three months ended June 30, 2012, saw a year-over-year revenue decrease of 1%. Products in the areas of virtual instrumentation and graphical system design comprised approximately 94% of our revenue in the three months ended June 30, 2011 and instrument control products comprised approximately 6% of our revenues in the three months ended June 30, 2011.

For the six month periods ended June 30, 2012 and 2011, our consolidated net sales were $553 million and $491 million, respectively, an increase of 13%. For the same periods, product sales were $508 million and $452 million, respectively, an increase of 13%, and software maintenance sales were $44 million and $39 million, respectively, an increase of 11%. Products in the areas of virtual instrumentation and graphical system design, which comprised approximately 95% of our revenue in the six month period ended June 30, 2012, saw a year-over-year revenue increase of 14%. Instrument control products, which comprised approximately 5% of our revenues in the six month period ended June 30, 2012, saw a year-over-year revenue decrease of 13%. In the six month period ended June 30, 2011, products in the areas of virtual instrumentation and graphical system design comprised approximately 93% of our revenue while instrument control products comprised approximately 7% of our revenues.

We did not take any significant action with regard to pricing during the three month periods ended June 30, 2012 and 2011.

Large orders, defined as orders with a value greater than $20,000, grew by 40%, year over year, during the three month period ended June 30, 2012 and grew by 33%, year over year, during the six month period ended June 30, 2012. During the three and six month periods ended June 30, 2012, these large orders were 54% and 51%, respectively, of our total sales. During the three and six month periods ended June 30, 2011, these large orders were 46% and 44%, respectively, of our total sales. During the six month period ended June 30, 2012, we received a $40 million order for a large graphical system design application from one customer of which $25 million was recognized in revenue during the six month period ended June 30, 2012. Including this order, we received a total of $30 million and $50 million in orders from this customer in the three and six month periods ended June 30, 2012, respectively, of which $23 million and $27 million was recognized as revenue in the three and six month periods ended June 30, 2012, respectively. Larger orders like these may be more sensitive to changes in the global industrial economy, may be subject to greater discount variability, may contract at a faster pace during an economic downturn, may expose us to greater business and legal risks and may impose product acceptance clauses that could impact the timing of when the associated revenue can be recognized.

For the three month periods ended June 30, 2012 and 2011, net sales in the Americas were $113 million and $104 million, respectively, an increase of 9%. Sales in the Americas, as a percentage of consolidated sales were 39% and 41% in the three month periods ended June 30, 2012 and 2011. In Europe, net sales were $73 million and $76 million in the three month periods ended June 30, 2012 and 2011, respectively, a decrease of 4%. Sales in Europe, as a percentage of consolidated sales were 25% and 30% in the three month periods ended June 30, 2012 and 2011, respectively. In Asia, net sales were $106 million and $73 million in the three month periods ended June 30, 2012 and 2011 periods, respectively, an increase of 45%. Sales in Asia, as a percentage of consolidated sales were 36% and 29% in the three month periods ended June 30, 2012 and 2011, respectively.

For the six month periods ended June 30, 2012 and 2011, net sales in the Americas were $220 million and $201 million, respectively, an increase of 9%. For these same periods, sales in the Americas, as a percentage of consolidated sales were 40% and 41%, respectively. In Europe, net sales were $149 million and $147 million in the six month periods ended June 30, 2012 and 2011, respectively, an increase of 1%. For these same periods, sales in Europe, as a percentage of consolidated sales were 27% and 30%, respectively. In Asia, net sales were $185 million and $143 million, in the six month periods ended June 30, 2012 and 2011 respectively, an increase of 29%. For these same periods, sales in Asia, as a percentage of consolidated sales were 33% and 29%, respectively.

We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries. We anticipate that sales growth in Asia will continue to outpace growth in the Americas and Europe and continue to grow as a percent of our total net sales. For the three and six month periods ended June 30, 2012, sales attributed to our acquisitions of AWR and PMI were $10 million and $19 million, respectively.

Almost all of the sales made by our direct sales offices in the Americas, outside of the U.S., in Europe and in Asia Pacific are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. For the three month period ended June 30, 2012, in local currency terms, our consolidated net sales increased by $46 million or 18%, Americas sales increased by $10 million or 10%, European sales increased by $752,000 or 1%, and sales in Asia Pacific increased by $35 million or 48%, compared to the three month period ended June 30, 2011. During this same period, the change in exchange rates had the effect of decreasing our consolidated sales by $8 million or 3%, decreasing Americas sales by $1 million or 1%, decreasing European sales by $4.8 million or 6.3%, and decreasing sales in Asia Pacific by $2.2 million or 3.0%.

For the three month period ended June 30, 2011, in local currency terms, our consolidated sales increased by $33 million or 16%, Americas sales increased by $13 million or 14%, European sales increased by $13 million or 23%, and sales in Asia Pacific increased by $7 million or 12%. During this same period, the change in exchange rates had the effect of increasing our consolidated sales by $10 million or 5%, increasing Americas sales by $856,000 or 1%, increasing European sales by $4.1 million or 7%, and increasing sales in Asia Pacific by $4.5 million or 7%.

For the six month period ended June 30, 2012, in local currency terms, our consolidated net sales increased by $69 million or 14%, Americas sales increased by $21 million or 10%, European sales increased by $5.7 million or 4%, and sales in Asia Pacific increased by $42 million or 29%, compared to the six month period ended June 30, 2011. During this same period, the change in exchange rates had the effect of decreasing our consolidated sales by $7.7 million or 2%, decreasing Americas sales by $1.6 million or 1%, decreasing European sales by $5.6 million or 3.6%, and decreasing sales in Asia Pacific by $518,000 or 0.4%.

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

To help protect against a reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue denominated in foreign currencies with forward and purchased option contracts. During the three month periods ended June 30, 2012 and 2011, these hedges had the effect of increasing our consolidated sales by $728,000 and decreasing our consolidated sales by $983,000, respectively. During the six month periods ended June 30, 2012 and 2011, these hedges had the effect of increasing our consolidated sales by $1.2 million and decreasing our consolidated sales by $1.7 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2012 and 2011).

Gross Profit. For the three month periods ended June 30, 2012 and 2011, gross profit was $221 million and $197 million, respectively, an increase of 12%. As a percentage of sales, gross profit was 76% and 78% for the three month periods ended June 30, 2012 and 2011, respectively. For the six month periods ended June 30, 2012 and 2011, gross profit was $421 million and $383 million, respectively, an increase of 10%. For these same periods, as a percentage of sales, gross profit was 76% and 78%, respectively. During the three and six month periods ended June 30, 2012, gross margin was negatively impacted by the decline in our European business as a result of the weakness of the European industrial economy and the weaker Euro as well as the lower than average gross margin on our larger orders. We continued to focus on cost control and cost reduction measures throughout our manufacturing cycle and continued to see the benefits of those efforts. These cost control and cost reduction measures along with sales growth have allowed us to maintain stability in our gross margin percentage.

For three month periods ended June 30, 2012 and 2011, the change in exchange rates had the effect of decreasing our cost of sales by $501,000 or (1)% and increasing our cost of sales by $1.4 million or 3%, respectively. For the six month periods ended June 30, 2012 and 2011, the change in exchange rates had the effect of decreasing our cost of sales by $647,000 or 1% and increasing our cost of sales by $2.6 million or 3%, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with forward contracts. During the three month periods ended June 30, 2012 and 2011, these hedges had the effect of decreasing our cost of sales by $103,000 and $376,000, respectively. During the six month periods ended June 30, 2012 and 2011, these hedges had the effect of decreasing our cost of sales by $95,000 and $750,000, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2012 and 2011).

Operating Expenses. For the three month periods ended June 30, 2012 and 2011, operating expenses were $187 million and $164 million, respectively, an increase of 13%. This increase in our operating expenses was due to higher personnel related expenses of $18 million which included commissions, variable compensation and benefits. The increase in personnel expenses is related to a net increase in our overall headcount of 564 employees. The majority of these personnel additions occurred during the second and third quarter of 2011 resulting in a more significant impact on our June 30, 2012 year over year comparison. In addition, this increase is attributed to higher expenses for building and equipment of $2 million, higher expenses related to marketing and outside services of $4 million, and higher travel related expenses of $2 million. Over the same period, the net impact of changes in foreign currency exchange rates decreased our operating expense by $3.2 million.

For the six month periods ended June 30, 2012 and 2011, operating expenses were $362 million and $313 million respectively, an increase of 16%. This increase in our operating expenses was due to higher personnel related expenses of $35 million which included commissions, variable compensation and benefits, higher expenses related to marketing and outside services of $5 million, higher expenses for building and equipment of $6 million, and higher travel related expenses of $4 million. Over the same period, the net impact of changes in foreign currency exchange rates decreased our operating expense by $3.6 million. The increase in personnel expenses is related to a net increase in our average headcount of 564 employees.

As a percentage of net sales, operating expenses in the three month periods ended June 30, 2012 and 2011 were 64% and 65%, respectively. The year over year decrease in our operating expenses as a percent of sales is attributed to the fact that our net sales grew by 15% while operating expenses only increased by 13% based on the factors above. For the six month periods ended June 30, 2012 and 2011, operating expenses as a percentage of net sales were 65% and 64%, respectively. This year over year increase in our operating expenses as a percentage of net sales is attributed to the fact that we grew our overall operating expenses by 16% while our net sales grew by 13%.

We believe that our long-term growth and success depends on developing high quality software and hardware products on a timely basis. To that end, we have made investments in research and development and our field sales force a priority. For the three month periods ended June 30, 2012 and 2011, our research and development expenses were $54 million and $47 million, respectively. For the six month periods ended June 30, 2012 and 2011, our research and development expenses were $108 million and $90 million, respectively. This increase was due to an increase in our research and development headcount to 1,888 at June 30, 2012 from 1,786 at June 30, 2011. This increase in headcount is consistent with our stated plan to make investment in research and development a priority in order to support our long-term growth.

Operating Income.  For the three month periods ended June 30, 2012 and 2011, operating income was $35 million and $33 million, respectively, an increase of 6%. As a percent of net sales, operating income was 12% and 13%, respectively in these same periods. This decline in operating income as a percent of sales is attributable to the 2% decline in our gross margin as a percent of sales. For the six month periods ended June 30, 2012 and 2011, operating income was $59 million and $69 million, respectively, a decrease of 15%. As a percentage of net sales, operating income was 11% and 14% respectively, in these same periods. This decline in operating income as a percent of sales is attributable to the 2% decline in our gross margin as a percent of sales as well as the fact that operating expense increased by 16% while revenue increased by 13%.

Interest Income.    For the three month periods ended June 30, 2012 and 2011, interest income was $132,000 and $344,000, respectively. For the six month periods ended June 30, 2012 and 2011, interest income was $362,000 and $685,000, respectively. We continue to see low yields for high quality investment alternatives that comply with our corporate investment policy. We do not expect yields in these types of investments to increase during the remainder of 2012.

Net Foreign Exchange (Loss).    For the three month periods ended June 30, 2012 and 2011, net foreign exchange (loss) was $(1.0) million and $(486,000), respectively. During the six month periods ended June 30, 2012 and 2011, net foreign exchange (loss) was $(1.9) million and $(709,000), respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During the three and six month periods ended June 30, 2012, there was mixed volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business. We cannot predict the direction or degree of future volatility in these exchange rates. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange gain (loss)”. Our hedging strategy reduced our foreign exchange losses by $794,000 in the three month period ended June 30, 2012 and reduced our foreign exchange gains by $1.1 million in the three month period ended June 30, 2011. Our hedging strategy increased our foreign exchange losses by $236,000 in the six month period ended June 30, 2012 and reduced our foreign exchange gains by $2.1 million in six month period ended June 30, 2011.

Provision for Income Taxes.    For the three month periods ended June 30, 2012 and 2011, our provision for income taxes reflected an effective tax rate of 23%  and 18%, respectively. For the six month periods ended June 30, 2012 and 2011, our provision for income taxes reflected an effective tax rate of 22% and 18%, respectively. The factors that caused our effective tax rate to change year-over-year are detailed in the table below:

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
	(Unaudited)	(Unaudited)
Effective tax rate at June 30, 2011	18%	18%
Change in unrecognized tax benefits for uncertain tax positions	(1)	(1)
Change in enhanced deduction for certain research and development expenses	(3)	(3)
Decrease in the partial release of a deferred tax asset valuation allowance	4	4
Decrease in tax benefit from equity awards	2	2
Expiration of the research and development tax credit	2	2
Other	1	0
Effective tax rate at June 30, 2012	23%	22%

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

Acquisition related deferred revenue excluded from revenue and GSA accrual adjustment. For the three and six month periods ended June 30, 2012 and 2011, our excluded acquisition related deferred revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
Revenue
Acquisition related deferred revenue	$887	$-	$2,156	$-
GSA accrual	(1,349)	-	(1,349)	-
Benefit from (provision for) income taxes	162	-	(282)	-
Total	$(300)	$-	$525	$-

Charges related to stock-based compensation, amortization of acquired intangibles and acquisition related transaction costs. For the three and six month periods ended June 30, 2012 and 2011, the gross charges related to stock-based compensation as a component of cost of sales, sales and marketing, research and development, and general and administrative expenses and the total charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
Stock-based compensation
Cost of sales	$438	$398	$853	$715
Sales and marketing	2,945	2,457	5,585	4,379
Research and development	2,679	2,070	5,128	3,756
General and administrative	921	781	1,720	1,446
Provision for income taxes	(1,880)	(2,120)	(3,387)	(3,960)
Total	$5,103	$3,586	$9,899	$6,336

For the three and six month periods ended June 30, 2012 and 2011, the gross charges related to the amortization of acquisition related intangibles as a component of cost of sales, sales and marketing and other income (expense), net and the total charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
Amortization of acquired intangibles
Cost of sales	$2,186	$1,005	$4,596	$2,009
Sales and marketing	448	100	895	117
Other income, net	193	-	382	-
Provision for income taxes	(894)	(359)	(1,866)	(709)
Total	$1,933	$746	$4,007	$1,417

For the three and six month periods ended June 30, 2012 and 2011, the gross charges related to acquisition related transaction costs as a component of cost of sales, sales and marketing, research and development and general and administrative expenses and the total charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
Acquisition related transaction costs
Cost of sales	$-	$-	$32	$-
Sales and marketing	19	982	239	982
Research and development	56	-	162	-
General and administrative	9	427	56	427
Provision for income taxes	(29)	(51)	(171)	(51)
Total	$55	$1,358	$318	$1,358

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments.  The following table presents our working capital, cash and cash equivalents and short-term investments:

	June 30, 2012	December 31, 2011	Increase/
(In thousands)	(unaudited)	(unaudited)	(Decrease)

Working capital	$544,921	$506,644	$38,277
Cash and cash equivalents (1)	271,402	142,608	128,794
Short-term investments (1)	79,325	223,504	(144,179)
Total cash, cash equivalents and short-term investments	$350,727	$366,112	$(15,385)

(1) Included in working capital

During the six month period ended June 30, 2012, our working capital increased by $38 million. Overall, current assets increased by $44 million while current liabilities increased by $5.8 million. The increase in our current assets was the result of a $31 million increase in accounts receivable, a $17 million increase in inventory and a $11 million increase in prepaid expenses and other current assets, offset by a $15 million decrease in our cash, cash equivalents and short-term investments. These overall increases in working capital accounts can be attributed to our overall business growth during the six month period ended June 30, 2012.

Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our cash and investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $32 million U.S. dollar equivalent of German government sovereign debt that is denominated in Euro. Our short-term investments do not include sovereign debt from any other countries in Europe. At June 30, 2012, we had $351 million in cash, cash equivalents and short-term investments. Approximately $73 million or 21% of these amounts were held in domestic accounts with various financial institutions and $278 million or 79% was held in accounts outside of the U.S. with various financial institutions. Of our short-term investments, $26 million or 33% was held in our investment accounts in the U.S. and $54 million or 67% was held in investment accounts of our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on some of these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. If we chose to repatriate earnings that are considered indefinitely reinvested outside of the U.S., we would incur additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed; however, we may chose to repatriate earnings in the future.

Cash Provided and (Used) in the Six Month Periods ended June 30, 2012 and 2011.  Cash, cash equivalents and short-term investments decreased to $351 million at June 30, 2012 from $366 million at December 31, 2011. The following table summarizes the proceeds and (uses) of cash:

	Six Months Ended June 30,
(In thousands)	(unaudited)
	2012	2011
Cash provided by operating activities	$41,801	$73,296
Cash provided/(used) by investing activities	104,496	(87,940)
Cash (used)/provided by financing activities	(17,503)	2,564
Net change in cash equivalents	128,794	(12,080)
Cash and cash equivalents at beginning of year	142,608	219,447
Cash and cash equivalents at end of period	$271,402	$207,367

For the six month periods ended June 30, 2012 and 2011, cash provided by operating activities was $42 million and $73 million, respectively. Year over year, we saw a decrease in net income of $12 million and a decrease in cash provided by operating assets and liabilities of $20 million.

Accounts receivable increased to $188 million at June 30, 2012 compared to $157 million at December 31, 2011. Days sales outstanding was 57 days at June 30, 2012, compared to 51 days at December 31, 2011. The increase in accounts receivable was the result of a large volume of sales shipped toward the end of our three month period ended June 30, 2012. We typically bill customers on an open account basis subject to our standard net 30 day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may face issues gaining access to sufficient funding or credit.

Consolidated inventory balances increased to $149 million at June 30, 2012 from $132 million at December 31, 2011. Inventory turns were 1.9 at June 30, 2012, compared to 1.9 at December 31, 2011. Inventory increased by $17 million during the six month period ended June 30, 2012, in order to support our anticipated revenue growth. Our inventory levels will continue to be determined based upon our anticipated demand for products and our need to keep sufficient inventory on hand to meet our customers’ demands. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels. Rapid changes in customer demand could have a significant impact on our inventory balances in future periods.

Investing activities provided cash of $104 million during the six months ended June 30, 2012, as the result of the net sale of $144 million of short-term investments offset by the purchase of property and equipment of $29 million and capitalization of internally developed software of $10 million. Investing activities used cash of $88 million during the six months ended June 30, 2011, as the result of our acquisitions of AWR Corporation (AWR) and Phase Matrix Inc. (PMI) for $45 million, net of cash received, and $28 million, net of cash received, respectively, as well as the purchase of property and equipment of $23 million, and capitalization of internally developed software of $9 million, offset by the net sale of $20 million of short-term investments.

Financing activities used cash of $18 million during the six months ended June 30, 2012, which was the result of $14 million received from the issuance of our common stock from the exercise of stock options and under our employee stock purchase plan, offset by $34 million used to pay dividends to our stockholders. Financing activities provided cash of $2.6 million during the six months ended June 30, 2011, which was the result of $24 million used to pay dividends to our stockholders offset by $21 million received from the issuance of our common stock from the exercise of stock options and under our employee stock purchase plan as well as a tax benefit of $5 million.

From time to time, our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. On April 21, 2010, our Board of Directors approved a share repurchase program that increased the aggregate number of shares of common stock that we are authorized to repurchase from approximately 1.0 million to 4.5 million. We did not make any purchases under this plan during the six month period ended June 30, 2012. At June 30, 2012, there were 3,932,245 shares remaining available for repurchase under this plan. This repurchase plan does not have an expiration date.

During the six month period ended June 30, 2012, we received less proceeds from the exercise of stock options compared to the six months ended June 30, 2011. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control and in the future, we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, since 2005, it has been our practice to issue restricted stock units and not stock options to eligible employees which has reduced the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to us.

Contractual Cash Obligations.  Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. At June 30, 2012, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $9 million. At December 31, 2011, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $14 million.

Guarantees are related to payments of customs and foreign grants. At June 30, 2012, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $4 million. At December 31, 2011, we had outstanding guarantees for payment of customs, foreign grants and potential customer disputes totaling approximately $5 million.

Off-Balance Sheet Arrangements.    We do not have any debt or off-balance sheet debt. At June 30, 2012, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Prospective Capital Needs.  We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations as well as from the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan, will be sufficient to cover our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months. We believe these sources of cash will be sufficient to continue to fund the construction of our manufacturing, logistics and research and development facility in Penang, Malaysia, which construction began in the third quarter of 2011. Over the next twelve months, we may need to seek external financing or repatriate foreign earnings in order to continue payment of dividends to our stockholders or to pursue acquisitions or other corporate activities. We may also choose to raise additional funds by selling equity or debt securities to the public or to selected investors. Historically, we have not had to rely on debt, public or private, to fund our operating, financing or investing activities. We could also choose to reduce certain expenditures or payments of dividends or suspend our program to repurchase shares of our common stock. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

Although we believe that we have sufficient capital to fund our operating activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•	costs associated with the construction of our facilities in Malaysia;
•	difficulties and the high tax costs associated with the repatriation of earnings;
•	payment of dividends to our stockholders;
•	acquisitions of other businesses, assets, products or technologies;
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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect decreasing our consolidated sales by $8 million or 3% in the three month period ended June 30, 2012, and increasing our consolidated sales by $10 million or 5% in the three month period ended June 30, 2011. The change in exchange rates had the effect of decreasing our consolidated sales by $7.7 million or 2% in the six month period ended June 30, 2012, and increasing our consolidated sales by $8 million or 2% in the six month period ended June 30, 2011. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing our consolidated operating expenses by $3.2 million or 2% in the three month period ended June 30, 2012, and increasing our consolidated operating expenses by $6 million or 5% in the three month period ended June 30, 2011. The change in exchange rates had the effect of decreasing our consolidated operating expenses by $3.6 million or 1% in the six month period ended June 30, 2012, and increasing our consolidated operating expenses by $8 million or 3% in the six month period ended June 30, 2011.

During six month period ended June 30, 2012, there was an overall appreciation of the U.S. dollar against the major currencies we do business in and a high level of volatility in the broader foreign exchange markets. The majority of the appreciation and the highest level of volatility occurred during the three month period ended June 30, 2012. We cannot predict the direction or degree of future volatility in exchange rates. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins. To help protect against the change in the value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales and expenses over the next one to two years, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue, cost of sales and operating expenses denominated in foreign currencies with foreign currency forward contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. For purchased option contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the option contracts designated as hedges, net of the premium paid. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” We purchase foreign currency forward and option contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, Korean won and Hungarian forint) and limit the duration of these contracts to 40 months or less. As a result, our hedging activities only partially address our risks from foreign currency transactions, and there can be no assurance that this strategy will be successful. We do not invest in contracts for speculative purposes.

During the three month period ended June 30, 2012, our hedges had the effect of increasing our consolidated sales by $728,000, decreasing our cost of sales by $103,000, and decreasing our operating expenses by $8,000. During the six month period ended June 30, 2012, our hedges had the effect of increasing our consolidated sales by $1.2 million, decreasing our cost of sales by $95,000, and decreasing our operating expenses by $63,000. During the three month period ended June 30, 2011, our hedges had the effect of decreasing our consolidated sales by $983,000, decreasing our cost of sales by $376,000, and decreasing our operating expenses by $277,000. During the six month period ended June 30, 2011, our hedges had the effect of decreasing our consolidated sales by $1.7 million, decreasing our cost of sales by $750,000, and decreasing our operating expenses by $422,000. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales, cost of sales and operating expenses for the three and six month periods ended June 30, 2012 and 2011).

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

Cash, Cash Equivalents and Short-Term Investments

At June 30, 2012, we had $351 million in cash, cash equivalents and short-term investments of which $73 million or 21% is held in domestic accounts and $278 million or 79% is held in international accounts. We maintain cash and cash equivalents and short-term investments with various financial institutions located in many countries throughout the world. At June 30, 2012, we had cash and cash equivalents of $271 million of which $124 million or 46% was held in cash in various operating accounts throughout the world, $62 million or 23% was held in money market accounts, and $85 million or 31% was held in U.S. Treasuries. The most significant of our operating accounts was our domestic operating account which held approximately $19 million or 7% of our total cash and cash equivalents at a bank that carried A+/A2/AA- ratings. At June 30, 2012, we had short-term investments of $79 million of which $26 million or 33% was held in our investment accounts in the U.S. and $54 million or 67% was held in investment accounts of our foreign subsidiaries. Our short-term investments include $32 million U.S. dollar equivalent of German government sovereign debt that is denominated in Euro. Our German government sovereign debt holdings have a maximum maturity of 24 months and carry Aaa/AAA ratings. Our short-term investments do not include sovereign debt from any other countries in Europe.

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

We account for our investments in debt and equity instruments under FASB ASC 320 Investments – Debt and Equity Securities (FASB ASC 320). Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of shareholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments at June 30, 2012 and December 31, 2011 was $79 million and $224 million, respectively. The decrease was due to the net sale of $144 million of short-term investments of which approximately $110 million were reinvested in financial instruments with original maturities of less than 90 days and are therefore classified as cash equivalents at June 30, 2012.

We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income. There were not any other than temporary impairments recognized in other expense during the three and six month periods ended June 30, 2012.

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

In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of June 30, 2012, a 100 basis point increase or decrease in interest rates across all maturities would result in a $1.3 million increase or decrease in the fair market value of our portfolio. As of December 31, 2011, a similar 100 basis point increase or decrease in interest rates across all maturities would result in a $1.9 million increase or decrease in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is an other than temporary impairment. Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of June 30, 2012, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

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

Exchange Rate Risk

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. The principal currencies hedged are the Euro, Japanese yen, Korean won and Hungarian forint. We monitor our foreign exchange exposures regularly to help ensure the overall effectiveness of our foreign currency hedge positions. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at June 30, 2012 and December 31, 2011, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $18 million and $23 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

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

Changes in Internal Control Over Financial Reporting

We continue to enhance our internal control over financial reporting in key functional areas with the goal of monitoring our operations at the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required, under Auditing Standard No. 5 issued by the Public Company Accounting Oversight Board. We discuss and disclose these matters to the audit committee of our board of directors and to our auditors.

During the three month period ended June 30, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a – 15 or Rule 15d – 15 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

We are not currently a party to any material litigation. However, in the ordinary course of our business, we are involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. See Note 13 – Commitments and Contingencies in the Notes to our Consolidated Financial Statements, for discussion of the Settlement Agreement we entered into in connection with our previous GSA contract. No assurances can be given with respect to the extent or outcome of any future litigation or dispute.

ITEM 1A.   RISK FACTORS

Uncertain Economic Conditions, Particularly those in Europe, Could Materially Adversely Affect Our Business and Results of Operations.  Our business is sensitive to fluctuations in general economic conditions, both in the U.S. and globally. The uncertain economic climate, particularly in Europe, negative financial news, volatile foreign currency markets, natural disasters, energy costs, budget and tax policies throughout the world’s developed economies, employment levels, labor costs, healthcare costs, declining income or asset values and credit availability, could negatively impact the global industrial economy. Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the PMI. The most recent reading for June 2012, showed the PMI had decreased to 48.9 down from a reading of 50.8 for December 2011. A PMI reading above 50 indicates an expanding industrial economy while a reading below 50 indicates a contracting industrial economy. We are unable to predict whether the industrial economy, as measured by the PMI, will strengthen or continue to contract during the remainder of 2012. If the industrial economy, as measured by the PMI, continues to contract or remains at or near a neutral reading of around 50, indicating general weakness, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and result of operations.

Our Very Large Order Business Exposes Us to Significant Additional Business and Legal Risks that Could Have a Material Adverse Impact on our Business, Results of Operations and Financial Condition. In recent years, we have made a concentrated effort to increase our revenue through the pursuit of very large orders which we define as those with a value greater than $1,000,000.  As a result of such efforts, this business continues to grow as a percent of our overall business.  This business exposes us to significant additional business and legal risks compared to smaller orders.  These customers frequently require contract terms that vary substantially from our standard terms of sale.  These orders can be accompanied by critical delivery commitments and severe contractual liabilities can be imposed on us if we fail to provide the quantity of product at the required delivery times. These customers may also impose product acceptance requirements and product performance evaluations which create uncertainty with respect to the timing of our ability to recognize revenue from such orders. These contracts may have supply constraint requirements which mandate that we allocate large product inventories for a specific contract. These inventory requirements expose us to higher risks of inventory obsolescence and can adversely impact our ability to provide adequate product supply to other customers.  Fulfillment of these contracts can severely challenge our supply chain capabilities at the component acquisition, assembly and delivery stages.  Although very large volume customers expose us to significant additional risks, our contracts with such customers may allow the customer to cancel or delay orders without liability which exposes our business and financial results to significant risk. These contracts can require us to develop specific product mitigation plans for product delivery constraints caused by unexpected or catastrophic situations to help assure quick production recovery.  We can attempt to manage this risk but there can be no assurance that we will be successful in our efforts. These customers may demand most favored customer pricing, significant discounts and volume rebates and such terms can adversely impact our revenues, margins and financial results. These customers may request broad indemnity obligations and large direct and consequential damage provisions in the event their contracts with us are breached, and these provisions expose us to risk and liabilities far in excess of our standard terms and conditions of sale. While we attempt to limit the number of contracts that contain the non-standard terms of sale described above and attempt to contractually limit our potential liability under such contracts, we have been and expect to be forced to agree to some or all of such provisions to secure these customers and to continue to grow our business.  Such actions expose us to significant additional risks which could result in a material adverse impact on our business, results of operations and financial condition.

Increases in the Amount of Revenue Derived from Large Orders Could Adversely Affect our Gross Margin and Could Lead to Greater Variability in our Quarterly Results.  Our large order business, defined as orders with a value greater than $20,000, continues to grow as a percent of our overall business. As a percent of our overall business, larger orders reached a new high during the three and six month periods ended June 30, 2012, increasing to 54% and 51% of our total busness, respectively, from 46% and 44% or our total business in the three and six month periods ended June 30, 2011, respectively. Larger orders may be more sensitive to changes in the global industrial economy, may be subject to greater discount variability and may contract at a faster pace during an economic downturn. Historically, our gross margins have been stable from period to period. To the extent that the amount of our revenue derived from larger orders increases in future periods, both in absolute dollars and as a percent of our overall business, our gross margins could experience greater volatility and we could see a greater negative impact on our business from future downturns in the global industrial economy. This dynamic may also have an adverse effect on the historical seasonal pattern of our revenues and our results of operations.

Our Quarterly Results are Subject to Fluctuations Due to Various Factors that May Adversely Affect Our Business and Result of Operations.  Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including:

•	changes in the global economy or global credit markets, particularly in the Euro zone;
•	changes in the amount of revenue derived from large or very large orders and the pricing and terms of such orders;
•	increasing concentration of our revenue from large or very large customers;
•	adjustments to acquisition earn-out accruals;
•	fluctuations in foreign currency exchange rates;
•	changes in the mix of products sold;
•	the availability and pricing of components from third parties (especially limited sources);
•	the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales;
•	changes in pricing policies by us, our competitors or suppliers;
•	the timing, cost or outcome of any future intellectual property litigation or commercial disputes;
•	delays in product shipments caused by human error or other factors; and,
•	disruptions in transportation channels.

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

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

•	general market and economic conditions, particularly in the Euro zone;
•	the impact of foreign exchange rates on product pricing;
•	industry consolidation, including acquisitions by our competitors;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low cost geographies;
•	product pricing;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	efficiency of manufacturing operations;
•	strategic relationships with our suppliers;
•	product quality and performance;
•	protection of our products by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	the outcome of any pending or future litigation or commercial dispute;
•	barriers to entry imposed by competitors with significant market power in new markets; and,
•	government actions throughout the world.

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

In some countries, we use distributors to support our sales channels. In the event that any of our distributors experience significant financial or operational difficulties due to adverse global economic conditions or we experience disruptions in the use of these distributors, our business and operating results would likely be adversely impacted until we are able to secure another distributor or establish our direct sales capabilities in the affected market.

A Substantial Majority of Our Manufacturing Capacity is Located in Hungary. Our Hungarian manufacturing and warehouse facility sources a substantial majority of our sales. In order to enable timely shipment of products to our customers we also maintain the vast majority of our inventory at our Hungary warehouse facility. In addition to being subject to the risks of maintaining such a concentration of manufacturing capacity and global inventory, this facility and its operation are also subject to risks associated with doing business internationally, including:

•	a changing political environment;
•	significant and frequent changes in the corporate tax law;
•	the volatility of the Hungarian forint relative to the U.S. dollar;
•	difficulty in managing manufacturing operations in a foreign country;
•	challenges in expanding capacity to meet increased demand;
•	difficulty in achieving or maintaining product quality;
•	interruption to transportation flows for delivery of components to us and finished goods to our customers;
•	a restrictive labor code; and,
•	increasing labor costs.

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

We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results.  We established an operating budget for 2012 in 2011. Our budget was established based on the estimated revenue from sales of our products which are based on economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. In 2011, we increased our overall headcount by 955. During 2012, we will see the full year impact of these headcount additions on our operating expenses. If demand for our products in 2012 is less than the demand we anticipated in setting our 2012 budget, our operating results could be negatively impacted. If we exceed the level of expenses established in our 2012 operating budget or if we cannot reduce budgeted expenditures in response to a decrease in revenue, our operating results could be adversely affected. Our spending could exceed our budget due to a number of factors, including:

•	increased costs from hiring more product development engineers or other personnel;
•	increased costs from hiring more field sales personnel;
•	increased manufacturing costs resulting from component supply shortages or component price fluctuations;
•	additional marketing costs for new product introductions or for conferences and tradeshows;
•	the timing cost or outcome of any future intellectual property litigation or commercial disputes;
•	increased component costs resulting from vendors increasing prices in response to increased economic activity; or
•	additional costs related to acquisitions, if any.

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

Our Income Tax Rate is Affected by our Tax Benefits in Hungary.  The profit from our Hungarian operation benefits from the fact that it is subject to an effective income tax rate that is lower than the U.S. federal statutory tax rate of 35%. Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $3.1 million and $4 million for the three month periods ended June 30, 2012 and 2011, respectively, and income tax benefits of $5.2 million and $7.4 million for the six month periods ended June 30, 2012 and 2011, respectively. In addition, effective January 1, 2010, certain qualified research and development expenses became eligible for an enhanced tax deduction. The enhanced tax deduction for research and development expenses resulted in income tax benefits of $4.6 million and $3.0 million for the three month periods ended June 30, 2012 and 2011, respectively, and income tax benefits of $7.7 million and $6.8 million for the six month periods ended June 30, 2012 and 2011, respectively. This tax benefit may not be available in future years due to changes in political conditions in Hungary or changes in tax laws in Hungary and in the U.S. The reduction or elimination of these benefits in Hungary or future changes in U.S. law pertaining to the taxation of foreign earnings could result in an increase in our future effective income tax rate which could have a material adverse effect on our operating results. No countries other than Hungary had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service with regard to any foreign jurisdictions.

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

We Rely on Management Information Systems and Interruptions in our Information Technology Systems Could Adversely Affect our Business.  We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business. We rely on a primary global center for our management information systems and on multiple systems in branches not covered by our global center. As with any information system, unforeseen issues may arise that could affect our ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that our global center for information systems or our branch operations could experience a complete or partial shutdown. Significant system or network disruption could be the result of new system implementations, computer viruses, security breaches, facility issues or energy blackouts. If such a shutdown or disruption occurred, it would impact our product shipments and revenues, as order processing and product distribution are heavily dependent on our management information systems. Such an interruption could also result in a loss of our intellectual property or the release of sensitive competitive information or vendor, supplier, customer or employee personal data. Any loss of such information could harm our competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages caused by the disruptions or security breaches. Accordingly, our operating results in such periods would be adversely impacted.

We are continually working to maintain reliable systems to control costs and improve our ability to deliver our products in our markets worldwide. Our efforts include, but are not limited to the following: firewalls, antivirus, patches, log monitors, routine backups with offsite retention of storage media, system audits, data partitioning and routine password modifications. No assurance can be given that our efforts will be successful.

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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect decreasing our consolidated sales by $8 million or 3% in the three month period ended June 30, 2012, and increasing our consolidated sales by $10 million or 5% in the three month period ended June 30, 2011. The change in exchange rates had the effect of decreasing our consolidated sales by $8 million or 2% in the six month period ended June 30, 2012, and increasing our consolidated sales by $8 million or 2% in the six month period ended June 30, 2011. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing our consolidated operating expenses by $3.2 million or 2% in the three month period ended June 30, 2012, and increasing our consolidated operating expenses by $6 million or 5% in the three month period ended June 30, 2011. The change in exchange rates had the effect increasing our consolidated operating expenses by $3.6 million or 1% in the six month period ended June 30, 2012, and increasing our consolidated operating expenses by $8 million or 3% in the six month period ended June 30, 2011.

During the six month period ended June 30, 2012, there was an overall appreciation of the U.S. dollar against the major currencies we do business in and a high level of volatility in the broader foreign exchange markets. The majority of the appreciation and the highest level of volatility occurred during the three month period ended June 30, 2012. We cannot predict to what degree or how long this recent volatility in the foreign currency exchange markets will continue.  In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our management’s certification of adequate disclosure controls and procedures as of June 30, 2012. Our most recent annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. Our most recent annual report on Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of June 30, 2012 with respect to the shares of common stock that we repurchased during the second quarter of 2012.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

April 1, 2012 to April 30, 2012	-	-	-	3,932,245

May 1, 2012 to May 31, 2012	-	-	-	3,932,245

June 1, 2012 to June 30, 2012	-	-	-	3,932,245
Total	-	-	-

(1)

For the past several years, we have maintained various stock repurchase programs. At June 30, 2012, there were 3,932,245 shares available for repurchase under the plan approved on April 21, 2010. This repurchase plan does not have an expiration date.

ITEM 4.            MINE SAFETY DISCLOSURES

            Not applicable

ITEM 5.            OTHER INFORMATION

From time to time our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Jeffrey L. Kodosky and James J. Truchard have made periodic sales of our stock pursuant to such plans.

ITEM 6	EXHIBITS
3.1(1)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(4)	Specimen of Common Stock certificate of the Company.
4.2(5)	Rights Agreement dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A.
10.1(4)	Form of Indemnification Agreement.
10.2(6)	1994 Incentive Plan, as amended.*
10.3(7)	1994 Employee Stock Purchase Plan.*
10.5(8)	National Instruments Corporation Annual Incentive Program, as amended.*
10.6(9)	2005 Incentive Plan.*
10.7(10)	2005 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.8(11)	2005 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.9(12)	2005 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.10(13)	2005 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.11(14)	2010 Incentive Plan.*
10.12(15)	2010 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.13(16)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.14(17)	2010 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.15(18)	2010 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Registration Statement on Form 8-A on April 27, 2004.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(5)	Incorporated by reference to exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on January 28, 2004.
(6)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q on August 5, 2004.
(7)	Incorporated by reference to exhibit 10.3 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
(8)	Incorporated by reference to exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on February 24, 2012.
(9)	Incorporated by reference to exhibit A of the Company’s Proxy Statement dated and filed on April 4, 2005.
(10)	Incorporated by reference to the exhibit 10.8 filed with the Company’s Form 10-Q on August 2, 2006.
(11)	Incorporated by reference to exhibit 10.9 filed with the Company’s Form 10-Q on August 2, 2006.
(12)	Incorporated by reference to exhibit 10.10 filed with the Company’s Form 10-Q on August 2, 2006.
(13)	Incorporated by reference to exhibit 10.11 filed with the Company’s Form 10-Q on August 2, 2006.
(14)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on May 17, 2010.
(15)	Incorporated by reference to exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
(16)	Incorporated by reference to exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
(17)	Incorporated by reference to exhibit 10.4 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
(18)	Incorporated by reference to exhibit 10.5 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
*	Management Contract or Compensatory Plan or Arrangement
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

Dated:  August 3, 2012

NATIONAL INSTRUMENTS CORPORATION

BY: /s/ Alex M. Davern
Alex M. Davern
EVP, Chief Operating Officer,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)