Form 10-Q
period 2012-09-30
NATIONAL INSTRUMENTS CORP /DE/
filed 2012-11-06
CIK 935494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

T  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2012 or

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

Large accelerated filer TAccelerated filer £Non-accelerated filer £Smaller reporting company £

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes £  No T

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2012
Common Stock - $0.01 par value	122,815,363

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.               Financial Statements

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2012	2011
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$311,536	$142,608
Short-term investments	52,128	223,504
Accounts receivable, net	182,604	157,056
Inventories, net	155,273	131,995
Prepaid expenses and other current assets	49,668	38,082
Deferred income taxes, net	21,563	26,304
Total current assets	772,772	719,549
Property and equipment, net	223,144	190,148
Goodwill	129,092	130,747
Intangible assets, net	75,745	83,866
Other long-term assets	33,491	29,984
Total assets	$1,234,244	$1,154,294
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$52,211	$41,111
Accrued compensation	34,850	29,616
Deferred revenue - current	87,803	80,059
Accrued expenses and other liabilities	24,785	37,612
Other taxes payable	25,728	24,507
Total current liabilities	225,377	212,905
Deferred income taxes	42,030	43,186
Liability for uncertain tax positions	20,473	19,494
Deferred revenue - long-term	20,885	10,015
Other long-term liabilities	7,193	16,683
Total liabilities	315,958	302,283
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $0.01; 180,000,000 shares authorized; 122,509,216 and 120,677,143 shares issued and outstanding, respectively	1,225	1,207
Additional paid-in capital	515,973	471,830
Retained earnings	400,694	382,474
Accumulated other comprehensive income (loss)	394	(3,500)
Total stockholders’ equity	918,286	852,011
Total liabilities and stockholders’ equity	$1,234,244	$1,154,294

 The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net sales:
Product	$267,894	$247,256	$776,208	$699,007
Software maintenance	22,080	20,839	65,809	60,222
GSA accrual	-	(13,107)	1,349	(13,107)
Total net sales	289,974	254,988	843,366	746,122

Cost of sales:
Product	71,796	63,579	201,374	169,340
Software maintenance	1,698	1,636	4,319	4,237
Total cost of sales	73,494	65,215	205,693	173,577

Gross profit	216,480	189,773	637,673	572,545

Operating expenses:
Sales and marketing	109,213	103,195	320,021	286,547
Research and development	56,627	54,674	164,928	144,569
General and administrative	20,714	21,148	63,590	61,219
Total operating expenses	186,554	179,017	548,539	492,335

Operating income	29,926	10,756	89,134	80,210

Other income:
Interest income	133	354	495	1,039
Net foreign exchange (loss)	(235)	(708)	(2,139)	(1,417)
Other income (expense), net	(899)	(95)	(644)	(220)
Income before income taxes	28,925	10,307	86,846	79,612
Provision for (benefit from) income taxes	4,585	(2,429)	17,423	9,867

Net income	$24,340	$12,736	$69,423	$69,745

Basic earnings per share	$0.20	$0.11	$0.57	$0.58

Weighted average shares outstanding - basic	122,402	120,308	121,710	119,585

Diluted earnings per share	$0.20	$0.11	$0.57	$0.58

Weighted average shares outstanding - diluted	123,074	121,102	122,726	121,027

Dividends declared per share	$0.14	$0.10	$0.42	$0.30

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

 STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$24,340	$12,736	$69,423	$69,745
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	2,278	(8,589)	1,324	(1,165)
Unrealized (loss) gain on securities available-for-sale, net	(609)	(281)	91	(1,285)
Unrealized (loss) gain on derivative instruments, net	(1,646)	(4,195)	2,986	(1,040)
Other comprehensive income (loss), before tax	23	(13,065)	4,401	(3,490)
Tax provision related to items of other comprehensive income	652	621	(507)	97
Other comprehensive income (loss), net of tax	675	(12,444)	3,894	(3,393)
Comprehensive income	$25,015	$292	$73,317	$66,352

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flow from operating activities:
Net income	$69,423	$69,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,029	35,745
Stock-based compensation	20,506	16,650
Tax expense (benefit) from deferred income taxes	3,626	(491)
Tax (benefit) from stock option plans	(2,353)	(5,047)
Changes in operating assets and liabilities:
Accounts receivable	(25,549)	(23,509)
Inventories	(23,278)	(12,376)
Prepaid expenses and other assets	(10,296)	(9,000)
Accounts payable	11,100	4,112
Deferred revenue	(2,271)	10,215
Taxes, accrued expenses and other liabilities	8,325	30,456
Net cash provided by operating activities	90,262	116,500

Cash flow from investing activities:
Capital expenditures	(52,483)	(40,329)
Capitalization of internally developed software	(11,284)	(11,412)
Additions to other intangibles	(1,426)	(3,226)
Acquisition, net of cash received	-	(73,558)
Purchases of short-term investments	(48,718)	(93,299)
Sales and maturities of short-term investments	220,094	86,086
Net cash provided/(used) by investing activities	106,183	(135,738)

Cash flow from financing activities:
Proceeds from issuance of common stock	21,297	27,152
Dividends paid	(51,167)	(35,897)
Tax benefit from stock option plans	2,353	5,047
Net cash used by financing activities	(27,517)	(3,698)

Net change in cash and cash equivalents	168,928	(22,936)
Cash and cash equivalents at beginning of period	142,608	219,447
Cash and cash equivalents at end of period	$311,536	$196,511

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at September 30, 2012 and December 31, 2011, the results of our operations and comprehensive income for the three month and nine month periods ended September 30, 2012 and September 30, 2011, and our cash flows for the nine month periods ended September 30, 2012 and September 30, 2011. Operating results for the three month and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Beginning in the three month period ended June 30, 2012, we have separately reported our current and long-term deferred revenue. The separation has no impact on total reported deferred revenue, total liabilities, or total stockholder’s equity for any period on our Consolidated Balance Sheets. We assessed the materiality of this item on our previously reported periods and concluded the separation was not material. Certain prior year amounts have been reclassified to conform to the 2012 presentation as shown in the following table:

(In thousands)	December 31, 2011

Deferred revenue, as previously reported	$90,074

Balances as reported in this Form 10-Q:
Deferred revenue - current	80,059
Deferred revenue - long-term	10,015

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three month and nine month periods ended September 30, 2012 and 2011, respectively, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	(In thousands)		(In thousands)
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
Weighted average shares outstanding-basic	122,402	120,308	121,710	119,585
Plus: Common share equivalents
Stock options, restricted stock units	672	794	1,016	1,442
Weighted average shares outstanding-diluted	123,074	121,102	122,726	121,027

Stock awards to acquire 1,201,000 and 1,400,000 shares for the three month periods ended September 30, 2012 and 2011, respectively, and 5,030 and 640,000 shares for the nine month periods ended September 30, 2012 and 2011, respectively, were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.

Note 3 – Cash, cash equivalents and short-term investments

The following tables summarize unrealized gains and losses related to our short-term investments designated as available-for-sale:

	As of September 30, 2012
(In thousands)	(Unaudited)
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$128,384	$-	$-	$-	$128,384
Money Market Accounts	131,753	-	-	-	131,753
Municipal bonds	1,463	3	-	-	1,466
Corporate bonds	5,100	7	-	-	5,107
U.S. treasuries and agencies	61,928	1	(1)	-	61,928
Foreign government bonds	36,616	98	-	(4,600)	32,114
Time deposits	2,912	-	-	-	2,912
Cash, cash equivalents, and short-term investments	$368,156	$109	$(1)	$(4,600)	$363,664

(In thousands)	As of December 31, 2011
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$106,431	$-	$-	$-	$106,431
Money Market Accounts	22,677	-	-	-	22,677
Municipal bonds	12,381	11	-	-	12,392
Corporate bonds	18,631	-	(67)	-	18,564
U.S. treasuries and agencies	170,926	2	(9)	-	170,919
Foreign government bonds	36,460	240	(1)	(4,482)	32,217
Time deposits	2,912	-	-	-	2,912
Cash, cash equivalents, and short-term investments	$370,418	$253	$(77)	$(4,482)	$366,112

The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale:

	As of September 30, 2012
(in thousands)	(Unaudited)
	Adjusted Cost	Fair Value
Due in less than 1 year	$92,306	$89,047
Due in 1 to 5 years	15,713	14,480
Total available-for-sale debt securities	$108,019	$103,527

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$5,100	$5,107
U.S. treasuries and agencies	57,519	57,520
Foreign government bonds	26,775	23,508
Time deposits	2,912	2,912
Total available-for-sale debt securities	$92,306	$89,047

Due in 1 to 5 years	Adjusted Cost	Fair Value
Municipal bonds	$1,463	$1,466
U.S. treasuries and agencies	4,409	4,408
Foreign government bonds	9,841	8,606
Total available-for-sale debt securities	$15,713	$14,480

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Inputs that are not based on observable market data

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$131,753	$131,753	$-	$-
U.S. treasuries and agencies	51,399	-	51,399	-
Short-term investments available for sale:
Municipal bonds	1,466	-	1,466	-
Corporate bonds	5,107	-	5,107	-
U.S. treasuries and agencies	10,529	-	10,529	-
Foreign government bonds	32,114	-	32,114	-
Time deposits	2,912	2,912	-	-
Derivatives	2,940	-	2,940	-
Total Assets	$238,220	$134,665	$103,555	$-

Liabilities
Derivatives	$(2,172)	$-	$(2,172)	$-
Total Liabilities	$(2,172)	$-	$(2,172)	$-

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$22,677	$22,677	$-	$-
U.S. Treasuries and Agencies	13,500	-	13,500	-
Short-term investments available for sale:
Municipal bonds	12,392	-	12,392	-
Corporate bonds	18,564	-	18,564	-
U.S. treasuries and agencies	157,419	-	157,419	-
Foreign government bonds	32,217	-	32,217	-
Time deposits	2,912	2,912	-	-
Derivatives	4,297	-	4,297	-
Total Assets	$263,978	$25,589	$238,389	$-

Liabilities
Derivatives	$(4,542)	$-	$(4,542)	$-
Total Liabilities	$(4,542)	$-	$(4,542)	$-

We value our available-for-sale short-term investments based on pricing from third party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. We classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. We believe all of these sources reflect the credit risk associated with each of our available-for-sale short-term investments. Short-term investments available-for-sale consists of debt securities issued by states of the U.S. and political subdivisions of the U.S., corporate debt securities and debt securities issued by U.S. government corporations and agencies as well as debt securities issued by foreign governments. All short-term investments available-for-sale have contractual maturities of less than 24 months.

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of similar instruments. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the nine month period ended September 30, 2012. There were not any transfers in or out of Level 1 or Level 2 during the nine month period ended September 30, 2012.

Our foreign government bonds consist of German government sovereign debt denominated in Euro with maximum maturities of 24 months. Our short-term investments do not involve sovereign debt from any other country in Europe.

We did not have any items that were measured at fair value on a nonrecurring basis at September 30, 2012 and December 31, 2011.

The carrying value of net accounts receivable and accounts payable contained in the Consolidated Balance Sheets approximates fair value.

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

We have operations in over 40 countries. Sales outside of the Americas accounted for approximately 59% and 61% of our revenues during each of the three month periods ended September 30, 2012 and 2011, respectively, and 60% of our revenues during each of the nine month periods ended September 30, 2012 and 2011. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

We held forward contracts with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of September 30, 2012	As of December 31,
	(Unaudited)	2011
Euro	$58,443	$60,992
Japanese yen	24,497	43,569
Korean won	-	3,309
Hungarian forint	21,229	28,189
Total forward contracts notional amount	$104,169	$136,059

The contracts in the foregoing table had contractual maturities of 24 months or less at September 30, 2012 and December 31, 2011, respectively.

At September 30, 2012, we expect to reclassify $1.4 million of gains on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $98,000 of gains on derivative instruments from accumulated OCI to cost of sales when the cost of sales are incurred and $85,000 of gains on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at September 30, 2012. Actual results may vary as a result of changes in the corresponding exchange rate subsequent to this date.

We did not record any ineffectiveness from our hedges during the three and nine month periods ended September 30, 2012 and 2011.

.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 120 days. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss)”. As of September 30, 2012 and December 31, 2011, we held foreign currency forward contracts with a notional amount of $39.3 million and $53.8 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets and the effect of derivative instruments on our Consolidated Statements of Income.

Fair Values of Derivative Instruments:

	Asset Derivatives
	September 30, 2012		December 31, 2011
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$2,340	Prepaid expenses and other current assets	$2,500

Foreign exchange contracts - LT forwards	Other long-term assets	461	Other long-term assets	190
Total derivatives designated as hedging instruments		$2,801		$2,690

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$139	Prepaid expenses and other current assets	$1,607
Total derivatives not designated as hedging instruments		$139		$1,607

Total derivatives		$2,940		$4,297

	Liability Derivatives
	September 30, 2012		December 31, 2011
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(766)	Accrued expenses and other liabilities	$(2,007)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(272)	Other long-term liabilities	(1,770)
Total derivatives designated as hedging instruments		$(1,038)		$(3,777)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(1,134)		$(765)
Total derivatives not designated as hedging instruments		$(1,134)		$(765)

Total derivatives		$(2,172)		$(4,542)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the three month periods ended September 30, 2012 and 2011, respectively:

September 30, 2012
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(2,119)	Net sales	$857	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	309	Cost of sales	92	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	164	Operating expenses	62	Net foreign exchange gain (loss)	-
Total	$(1,646)		$1,011		$-

September 30, 2011
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$1,097	Net sales	$(1,124)	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	(3,608)	Cost of sales	507	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	(1,684)	Operating expenses	190	Net foreign exchange gain (loss)	-
Total	$(4,195)		$(427)		$-

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		September 30, 2012	September 30, 2011
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$(1,164)	$2,744

Total		$(1,164)	$2,744

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the nine month periods ended September 30, 2012 and 2011, respectively:

September 30, 2012
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(376)	Net sales	$2,061	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	2,180	Cost of sales	187	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	1,182	Operating expenses	125	Net foreign exchange gain (loss)	-
Total	$2,986		$2,373		$-

September 30, 2011
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$630	Net sales	$(2,864)	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	(1,128)	Cost of sales	1,257	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	(541)	Operating expenses	612	Net foreign exchange gain (loss)	-
Total	$(1,039)		$(995)		$-

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		September 30, 2012	September 30, 2011
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$(1,400)	$641

Total		$(1,400)	$641

Note 6 – Inventories

Inventories, net consist of the following:

	September 30, 2012	December 31,
(In thousands)	(Unaudited)	2011

Raw materials	$68,728	$56,139
Work-in-process	6,898	5,708
Finished goods	79,647	70,148
	$155,273	$131,995

Note 7 – Intangibles

Intangibles at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012
(In thousands)	(Unaudited)			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$64,858	$(40,208)	$24,650	$53,086	$(29,606)	$23,480
Acquired technology	67,908	(39,363)	28,545	67,918	(32,210)	35,708
Patents	23,556	(9,043)	14,513	21,875	(7,992)	13,883
Other	24,098	(16,061)	8,037	24,614	(13,819)	10,795
	$180,420	$(104,675)	$75,745	$167,493	$(83,627)	$83,866

Software development costs capitalized for the three month periods ended September 30, 2012 and 2011 were $1.7 million and $2.1 million, respectively, and related amortization expense was $3.5 million and $3.3 million, respectively. For the nine month periods ended September 30, 2012 and 2011, capitalized software development costs were $11.8 million and $11.9 million, respectively, and related amortization expense was $10.6 million and $9.9 million, respectively. Capitalized software development costs for the three month periods ended September 30, 2012 and 2011 included costs related to stock based compensation of $89,000 and $96,000, respectively. For the nine month periods ended September 30, 2012 and 2011, capitalized software development costs included costs related to stock based compensation of $489,000 and $508,000, respectively.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Acquired core technology and intangible assets are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally 10 to 17 years. Total intangible assets amortization expenses were $7.3 million and $6.8 million for the three months ended September 30, 2012 and 2011, respectively, and $21.0 million and $17.5 million for the nine month periods ended September 30, 2012 and 2011, respectively.

 Note 8 – Goodwill

The carrying amount of goodwill as of September 30, 2012,  was as follows:

Amount
(In thousands)
Balance as of December 31, 2011	$130,747
Purchase price adjustments	(1,623)
Divestitures	-
Foreign currency translation impact	(32)
Balance as of September 30, 2012 (unaudited)	$129,092

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

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $20.5 million and $19.5 million of unrecognized tax benefits at September 30, 2012 and December 31, 2011, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross increase in unrecognized tax benefits of $1.2 million and $2.9 million for the three and nine month periods ended September 30, 2012, respectively, as a result of tax positions taken during the period. We recorded a gross decrease in unrecognized tax benefits of $2.2 million and $2.5 million for the three and nine month periods ended September 30, 2012, respectively, as a result of settlements with taxing authorities and the closing of open years. As of September 30, 2012, it is deemed reasonable that we will recognize tax benefits in the amount of $937,000 in the next twelve months due to the closing of open tax years. The nature of the uncertainty with regard to the amount of the benefit we may recognize is related to deductions taken on returns that have not been examined by the applicable tax authority. Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2012, we have approximately $1.0 million accrued for interest related to uncertain tax positions. The tax years 2005 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 16% and (24%) for the three month periods ended September 30, 2012 and 2011, respectively, and of 20% and 12% for the nine month periods ended September 30, 2012 and 2011, respectively. For the three and nine month periods ended September 30, 2012, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, and a decrease in unrecognized tax benefits for uncertain tax positions. For the three and nine month periods ended September 30, 2011, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, the U.S. federal research and development credit, a decrease in unrecognized tax benefits for uncertain tax provisions and the tax benefit from an accrual related to our terminated contract with the U.S. General Services Administration.

Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $3.1 million and $1.4 million for the three month periods ended September 30, 2012 and 2011, respectively, and $8.3 million and $8.8 million for the nine month periods ended September 30, 2012 and 2011, respectively. No countries other than Hungary had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service with regard to any foreign jurisdictions.

The tax position of our Hungarian operation continues to benefit from assets created by the restructuring of our operations in Hungary. In addition, our research and development activities in Hungary continue to benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. Partial release of the valuation allowance on assets from the restructuring and the enhanced tax deduction for research expenses resulted in income tax benefits of $4.1 million and $2.2 million for the three month periods ended September 30, 2012 and 2011, respectively, and $11.8 million and $12.2 million for the nine month periods ended September 30, 2012 and 2011, respectively.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward and option contracts and securities classified as available-for-sale. The accumulated other comprehensive income/(loss), net of tax, as of September 30, 2012 and 2011, consisted of the following:

	September 30, 2012
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income
Balance as of December 31, 2011	$(1,543)	$(664)	$(1,293)	$(3,500)
Current-period other comprehensive income	1,324	91	2,479	3,894
Balance as of September 30, 2012	$(219)	$(573)	$1,186	$394

	September 30, 2011
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income
Balance as of December 31, 2010	$(496)	$196	$(410)	$(710)
Current-period other comprehensive (loss)	(1,165)	(1,285)	(943)	(3,393)
Balance as of September 30, 2011	$(1,661)	$(1,089)	$(1,353)	$(4,103)

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

Awards under the plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares under the options vests over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and revenue growth but shares cannot accelerate to vest over a period of less than five years. Stock options must be exercised within ten years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the nine month period ended September 30, 2012, we did not make any changes in accounting principles or methods of estimates.

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

Our stockholders approved our 2010 Incentive Plan (the “2010 Plan”) on May 11, 2010. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 3,362,304 shares of common stock that were reserved but not issued under the 1994 Plan and the 2005 Plan as of May 11, 2010, and any shares that are returned to the 1994 Plan and the 2005 Plan as a result of forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2010 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three,  five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. There were 3,854,515 shares available for grant under the 2010 Plan at September 30, 2012.

We estimate potential forfeitures of RSUs and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the nine month period ended September 30, 2012, we did not make any changes in accounting principles or methods of estimates related to the 2010 Plan.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. On May 10, 2011, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan, and at September 30, 2012, we had 2,859,480 shares of common stock reserved for future issuance under this plan. We issued 820,658 shares under this plan in the nine month period ended September 30, 2012. The weighted average fair value of the employees’ purchase rights was $22.50 per share and was estimated using the Black-Scholes model. During the nine months ended September 30, 2012, we did not make any changes in accounting principles or methods of estimates with respect to such plan.

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

There were not any shares of preferred stock issued and outstanding at September 30, 2012.

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

Total net sales, operating income, interest income and long-lived assets, classified by the major geographic areas in which we operate, are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
Net sales:
Americas:	$117,542	$98,537	$337,601	$299,614
Europe:	69,820	75,127	218,491	222,566
Asia Pacific:	102,612	81,324	287,274	223,942
	$289,974	$254,988	$843,366	$746,122

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
Operating income:
Americas	$11,503	$1,401	$33,721	$40,186
Europe	32,066	31,867	99,850	100,562
Asia Pacific	42,984	32,162	120,491	84,031
Unallocated:
Research and development expenses	(56,627)	(54,674)	(164,928)	(144,569)
	$29,926	$10,756	$89,134	$80,210

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
Interest income:
Americas	$28	$82	$135	$352
Europe	98	238	282	591
Asia Pacific	7	34	78	96
	$133	$354	$495	$1,039

			September 30,	December 31,
(In thousands)			2012	2011
			(Unaudited)
Long-lived assets:
Americas			$113,126	$110,153
Europe			48,873	47,000
Asia Pacific			61,145	32,995
			$223,144	$190,148

Total sales outside the U.S. for the three month periods ended September 30, 2012 and 2011 were $178.9 million and $163.7 million, respectively, and $528.9 million and $470.2 million for the nine month periods ended September 30, 2012 and 2011, respectively.

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

The warranty reserve for the nine month periods ended September 30, 2012 and 2011, respectively, was as follows:

	Nine months ended September 30,
(In thousands)	(Unaudited)
	2012	2011
Balance at the beginning of the period	$1,271	$921
Accruals for warranties issued during the period	1,634	2,175
Settlements made (in cash or in kind) during the period	(1,652)	(2,175)
Balance at the end of the period	$1,253	$921

As of September 30, 2012, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7.2 million over the next twelve months.

As of September 30, 2012, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $5.0 million, which are generally payable over the next twelve months.

From November 1999 to May 2011, we sold products to the U.S. government under a contract with the General Services Administration ("GSA"). Our previous contract with GSA contained a price reduction or "most favored customer" pricing provision. During 2011 and 2012, we had been in discussions with GSA regarding our compliance with this pricing provision and provided GSA with information regarding our pricing practices. In 2011, GSA conducted an on-site review of our GSA pricing practices and orally informed us that GSA did not agree with our previous determination of the potential non-compliance amount. GSA subsequently requested that we conduct a further analysis of the non-compliance amount based upon a methodology that GSA proposed. This analysis resulted in calculated overpayments (including added interest) by GSA to us of approximately $13.1 million. During the quarter ended September 30, 2011, we established an accrual for $13.1 million which represented the amount of the loss contingency that was reasonably estimable at that time. On June 6, 2012, we entered into a Settlement Agreement with GSA and paid approximately $11.8 million in settlement of the foregoing matters. Due to the complexities of conducting business with GSA, the relatively small amount of revenue we realized from our previous GSA contract, and our belief that we can continue to sell our products to U.S. government agencies through other contracting methods, we cancelled our contract with GSA in April 2011, effective May 2011. To date, we have not experienced any material adverse impact on our results of operations as a result of the cancellation of our previous GSA contract.

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

Note 16 – Acquisitions

AWR Corporation

On June 30, 2011, we acquired all of the outstanding shares of AWR Corporation (AWR), a privately held company that is a leading supplier of electronic design automation software for designing radio frequency and high-frequency components and systems for the semiconductor, aerospace and defense, communications and test equipment industries. The acquisition is expected to improve customer productivity through increased interoperability between upfront design and validation and production test functions. The purchase price of the acquisition was $66 million consisting of $54 million in cash and a three-year earn-out arrangement. We funded the purchase price from existing cash balances. The range of potential undiscounted payments that we could be required to make under the earn-out arrangement is between $0 and $29 million and are payable if AWR achieves certain revenue and operating income targets. The fair value of the earn-out arrangement was estimated at $12 million using the income approach, the key assumptions of which included probability-weighted revenue and operating expense growth projections. In July 2012, the Company paid the amount due to the former AWR shareholders based on the first earn-out year performance of AWR. The amount paid was $3.3 million, and it is being recorded as a reduction of the earn-out liability. We re-measure the fair value of the earn-out liability each quarter and no other adjustments have been recorded to date.

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

On October 25, 2012, our Board of Directors declared a quarterly cash dividend of $0.14 per common share, payable December 3, 2012, to shareholders of record on November 12, 2012.

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

In assessing our business, we consider the trends in the Global Purchasing Managers Index (“PMI”) published by JP Morgan, global industrial production as well as industry reports on the specific vertical industries that we target. A PMI reading above 50 is indicative of expansion in the global industrial economy. Our business is sensitive to fluctuations in general economic conditions, both in the U.S. and globally. Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the PMI. The most recent reading for September 2012, showed the PMI had decreased to 48.5 down from a reading of 48.9 for June 2012. This marks the fourth consecutive month where the PMI reading has been below 50. Of ongoing concern is the new order element of the PMI which was 48.1 in September of 2012 and also represents the fourth consecutive month of readings below 50 for this component of the PMI. We are unable to predict whether the industrial economy, as measured by the PMI, will strengthen or continue to contract during the remainder of 2012 and in 2013. If the industrial economy, as measured by the PMI, continues to contract or remains at or near a neutral reading of around 50, indicating general weakness, it could have an adverse effect on the spending patterns of businesses, including our current and potential customers, which could adversely affect our revenues and result of operations.

We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 59% and 61% of our revenues during the three month periods ended September 30, 2012 and 2011, respectively, and 60% of our revenues for each of the nine month periods ended September 30, 2012 and 2011. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 12 - Segment information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and long-lived assets).

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

We believe that our long-term growth and success depend on delivering high quality software and hardware products on a timely basis. Accordingly, we focus significant efforts on research and development. We focus our research and development efforts on enhancing existing products and developing new products that incorporate appropriate features and functionality to be competitive with respect to technology, price and performance. Our success also is dependent on our ability to obtain and maintain patents and other proprietary rights related to technologies used in our products. We have engaged in litigation and, where necessary, will likely engage in future litigation to protect our intellectual property rights. In monitoring and policing our intellectual property rights, we have been and may be required to spend significant resources.

Our operating results fluctuate from period to period due to changes in global economic conditions and a number of other factors. As a result, we believe our historical results of operations should not be relied upon as indications of future performance. There can be no assurance that our net sales will grow or that we will remain profitable in future periods.

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. In assessing our business, we consider the trends in the PMI, global industrial production as well as industry reports on the specific vertical industries that we target. We remain very concerned by the continued weakness of the Global PMI in the three month period ended September 30, 2012. with the average for the quarter of 48.5, the lowest average since the second quarter of  2009. Of ongoing concern is the level of the new order element of the index at 48.1 in September. This suggests that the overall index may remain well below 50 in the fourth quarter of 2012 and into 2013. We believe this trend will restrain growth in the test and measurement industry in the near term. In the past, we have seen this sort of deterioration in the industrial economy have a negative impact on larger orders at year end. This may also have a negative impact on our normal seasonal surge in orders toward the end of the quarter. These trends could have an adverse effect on the spending patterns of businesses, including our current and potential customers, which could adversely affect our revenues and result of operations. Our key strategies are to maintain a stable gross margin and to optimize our operating cost structure while maintaining strong employee productivity.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
Net sales:
Americas	40.5%	38.6%	40.0%	40.2%
Europe	24.1	29.5	25.9	29.8
Asia Pacific	35.4	31.9	34.1	30.0
Consolidated net sales	100.0	100.0	100.0	100.0
Cost of sales	25.3	25.6	24.4	23.3
Gross profit	74.7	74.4	75.6	76.7
Operating expenses:
Sales and marketing	37.8	40.5	37.9	38.4
Research and development	19.5	21.4	19.6	19.4
General and administrative	7.1	8.3	7.5	8.2
Total operating expenses	64.4	70.2	65.0	66.0
Operating income	10.3	4.2	10.6	10.7
Other income (expense):
Interest income	0.0	0.1	0.1	0.2
Net foreign exchange gain (loss)	(0.1)	(0.3)	(0.3)	(0.2)
Other income, net	(0.2)	-	(0.1)	-
Income before income taxes	10.0	4.0	10.3	10.7
Provision for (benefit from) income taxes	1.6	(1.0)	2.1	1.4
Net income	8.4%	5.0%	8.2%	9.3%

Results of Operations for the Three and Nine Month Periods ended September 30, 2012 and 2011

Despite difficult economic conditions, we were pleased with our disciplined execution which allowed us to deliver record revenue for a third quarter. While we remain cautious in the short-term due to uncertain economic conditions, we are optimistic about our long-term position in the industry from the sustained differentiation we deliver to customers through graphical system design. We believe this approach to measurement and control systems provide higher performance, better integration and lower cost, while enabling unique testing approaches not possible with traditional equipment.

Net Sales.  Our consolidated net sales were $290 million and $255 million for the three month periods ended September 30, 2012 and 2011, respectively, an increase of 14%. For the same periods, product sales were $268 million and $247 million, an increase of 8%, and software maintenance sales were $22 million and $21 million, an increase of 6%. For the three month period ended September 30, 2011 our consolidated net sales were negatively impacted by the $13 million accrual related to our GSA contract. There was no impact from our GSA contract in the three month period ended September 30, 2012 as our Settlement Agreement with GSA was executed in the second quarter of 2012. See Note 13 – Commitments and Contingencies in the Notes to our Consolidated Financial Statements for further discussion of our GSA Settlement Agreement. Products in the areas of virtual instrumentation and graphical system design, which comprised approximately 95% of our revenue in the three months ended September 30, 2012, saw a year-over-year revenue increase of 8%. Instrument control products, which comprised approximately 5% of our revenue in the three months ended September 30, 2012, saw a year-over-year revenue decrease of 8%. Products in the areas of virtual instrumentation and graphical system design comprised approximately 94% of our revenue in the three months ended September 30, 2011 and instrument control products comprised approximately 6% of our revenues in the three months ended September 30, 2011.

For the nine month periods ended September 30, 2012 and 2011, our consolidated net sales were $843 million and $746 million, respectively, an increase of 13%. For the same periods, product sales were $776 million and $699 million, respectively, an increase of 11%, and software maintenance sales were $66 million and $60 million, respectively, an increase of 9%. For the nine month period ended September 30, 2012, our consolidated net sales were positively impacted by our Settlement Agreement with GSA which was $1.3 million less than the amount previously accrued, and for the nine month period ended September 30, 2011 our consolidated net sales were negatively impacted by the $13 million accrual related to our GSA contract. Products in the areas of virtual instrumentation and graphical system design, which comprised approximately 95% of our revenue in the nine month period ended September 30, 2012, saw a year-over-year revenue increase of 12%. Instrument control products, which comprised approximately 5% of our revenues in the nine month period ended September 30, 2012, saw a year-over-year revenue decrease of 12%. In the nine month period ended September 30, 2011, products in the areas of virtual instrumentation and graphical system design comprised approximately 94% of our revenue while instrument control products comprised approximately 6% of our revenues.

We did not take any significant action with regard to pricing during the three and nine month periods ended September 30, 2012 and 2011.

Large orders, defined as orders with a value greater than $20,000, grew by 11%, year over year, during the three month period ended September 30, 2012 and grew by 25%, year over year, during the nine month period ended September 30, 2012. During the three and nine month periods ended September 30, 2012, these large orders were 51% of our total sales for each of the periods. During the three and nine month periods ended September 30, 2011, these large orders were 48% and 45%, respectively, of our total sales. During the nine month period ended September 30, 2012, we received a $53 million order for a large graphical system design application from one customer of which $41 million was recognized in revenue during the nine month period ended September 30, 2012. Including this order, we received a total of $17 million and $67 million in orders from this customer in the three and nine month periods ended September 30, 2012, respectively, of which $29 million or 10% of total net sales and $56 million or 7% of total net sales was recognized as revenue in the three and nine month periods ended September 30, 2012, respectively. Larger orders may be more sensitive to changes in the global industrial economy, may be subject to greater discount variability, may contract at a faster pace during an economic downturn, may expose us to greater business and legal risks and may impose product acceptance clauses that could impact the timing of when the associated revenue can be recognized.

For the three month periods ended September 30, 2012 and 2011, net sales in the Americas were $117 million and $98 million, respectively, an increase of 19%. Sales in the Americas, as a percentage of consolidated sales were 41% and 39% in the three month periods ended September 30, 2012 and 2011, respectively. In Europe, net sales were $70 million and $75 million in the three month periods ended September 30, 2012 and 2011, respectively, a decrease of 7%. Sales in Europe, as a percentage of consolidated sales were 24% and 30% in the three month periods ended September 30, 2012 and 2011, respectively. In Asia, net sales were $103 million and $81 million in the three month periods ended September 30, 2012 and 2011 periods, respectively, an increase of 26%. Sales in Asia, as a percentage of consolidated sales were 35% and 32% in the three month periods ended September 30, 2012 and 2011, respectively.

For the nine month periods ended September 30, 2012 and 2011, net sales in the Americas were $338 million and $300 million, respectively, an increase of 13%. For these same periods, sales in the Americas, as a percentage of consolidated sales were 40% and 40%, respectively. In Europe, net sales were $218 million and $223 million in the nine month periods ended September 30, 2012 and 2011, respectively, a decrease of 2%. For these same periods, sales in Europe, as a percentage of consolidated sales were 26% and 30%, respectively. In Asia, net sales were $287 million and $224 million, in the nine month periods ended September 30, 2012 and 2011 respectively, an increase of 28%. For these same periods, sales in Asia, as a percentage of consolidated sales were 34% and 30%, respectively.

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

Almost all of the sales made by our direct sales offices in the Americas, outside of the U.S., in Europe and in Asia are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. For the three month period ended September 30, 2012, in local currency terms, our consolidated net sales increased by $30 million or 11%, Americas sales increased by $3.6 million or 3%, European sales increased by $3.1 million or 4%, and sales in Asia increased by $23 million or 29%, compared to the three month period ended September 30, 2011. During this same period, the change in exchange rates had the effect of decreasing our consolidated sales by $12 million or 4%, decreasing Americas sales by $440,000 or 0.4%, decreasing European sales by $9 million or 12%, and decreasing sales in Asia by $2.1 million or 3%.

For the three month period ended September 30, 2011, in local currency terms, our consolidated sales increased by $18 million or 9%, Americas sales increased by $626,000 or 1%, European sales increased by $5 million or 14%, and sales in Asia Pacific increased by $12 million or 19%. During this same period, the change in exchange rates had the effect of increasing our consolidated sales by $18 million or 9%, increasing Americas sales by $879,000 or 1%, increasing European sales by $11 million or 30%, and increasing sales in Asia Pacific by $6 million or 10%.

For the nine month period ended September 30, 2012, in local currency terms, our consolidated net sales increased by $96 million or 12%, Americas sales increased by $25 million or 8%, European sales increased by $6 million or 2%, and sales in Asia Pacific increased by $65 million or 29%, compared to the nine month period ended September 30, 2011. During this same period, the change in exchange rates had the effect of decreasing our consolidated sales by $16 million or 2%, decreasing Americas sales by $2.0 million or 0.6%, decreasing European sales by $12 million or 5%, and decreasing sales in Asia Pacific by $2.6 million or 1%.

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

To help protect against a reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue denominated in foreign currencies with forward and purchased option contracts. During the three month periods ended September 30, 2012 and 2011, these hedges had the effect of increasing our consolidated sales by $857,000 and decreasing our consolidated sales by $1.1 million, respectively. During the nine month periods ended September 30, 2012 and 2011, these hedges had the effect of increasing our consolidated sales by $2.1 million and decreasing our consolidated sales by $2.9 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2012 and 2011).

Gross Profit. For the three month periods ended September 30, 2012 and 2011, gross profit was $216 million and $190 million, respectively, an increase of 14%. As a percentage of sales, gross profit was 75% and 74% for the three month periods ended September 30, 2012 and 2011, respectively. For the nine month periods ended September 30, 2012 and 2011, gross profit was $638 million and $573 million, respectively, an increase of 11%. For these same periods, as a percentage of sales, gross profit was 76% and 77%, respectively. During the three and nine month periods ended September 30, 2012, gross margin was negatively impacted by the decline in our European business as a result of the weakness of the European industrial economy and the weaker Euro as well as the lower than average gross margin on our largest order. We continued to focus on cost control and cost reduction measures throughout our manufacturing cycle. These cost control and cost reduction measures along with sales growth have allowed us to maintain stability in our gross margin percentage.

For three month periods ended September 30, 2012 and 2011, the change in exchange rates had the effect of decreasing our cost of sales by $779,000 or (1)% and increasing our cost of sales by $1.9 million or 4%, respectively. For the nine month periods ended September 30, 2012 and 2011, the change in exchange rates had the effect of decreasing our cost of sales by $1.4 million or (1)% and increasing our cost of sales by $4.5 million or 3%, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with forward contracts. During the three month periods ended September 30, 2012 and 2011, these hedges had the effect of decreasing our cost of sales by $92,000 and $507,000, respectively. During the nine month periods ended September 30, 2012 and 2011, these hedges had the effect of decreasing our cost of sales by $187,000 and $1.3 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2012 and 2011).

Operating Expenses. For the three month periods ended September 30, 2012 and 2011, operating expenses were $187 million and $179 million, respectively, an increase of 4%. This increase in our operating expenses was due to higher personnel related expenses of $6 million which included commissions, variable compensation and benefits. The increase in personnel expenses is related to a net increase in our overall headcount of 523 employees. The majority of these personnel additions occurred during the second and third quarter of 2011 resulting in a more significant impact on our September 30, 2012 year over year comparison. In addition, this increase is attributed to higher expenses for building and equipment of $2.0 million, higher expenses related to marketing and outside services of $2.1 million, and higher travel related expenses of $1.9 million. Over the same period, the net impact of changes in foreign currency exchange rates decreased our operating expense by $6.8 million.

For the nine month periods ended September 30, 2012 and 2011, operating expenses were $549 million and $492 million respectively, an increase of 11%. This increase in our operating expenses was due to higher personnel related expenses of $41 million which included commissions, variable compensation and benefits, higher expenses related to marketing and outside services of $8 million, higher expenses for building and equipment of $8 million, and higher travel related expenses of $5.5 million. Over the same period, the net impact of changes in foreign currency exchange rates decreased our operating expense by $11 million. The increase in personnel expenses is related to a net increase in our average headcount of 523 employees.

As a percentage of net sales, operating expenses in the three month periods ended September 30, 2012 and 2011 were 64% and 70%, respectively. The year over year decrease in our operating expenses as a percent of sales is attributed to the fact that our net sales grew by 14% while operating expenses only increased by 4% based on the factors above. For the nine month periods ended September 30, 2012 and 2011, operating expenses as a percentage of net sales were 65% and 66%, respectively. This year over year increase in our operating expenses as a percentage of net sales is attributed to the fact that we grew our overall operating expenses by 11% while our net sales grew by 13%.

We believe that our long-term growth and success depends on developing high quality software and hardware products on a timely basis. To that end, we have made investments in research and development and our field sales force a priority. For the three month periods ended September 30, 2012 and 2011, our research and development expenses were $57 million and $55 million, respectively. For the nine month periods ended September 30, 2012 and 2011, our research and development expenses were $165 million and $145 million, respectively. From a regional perspective, the increase in research and development in the nine month period ended September 30, 2012, had a larger impact on the operating income of the Americas as the Americas absorbed $18 million of the overall $20 million increase. The overall increase in research and development expense was due to an increase in our research and development headcount to 1,942 at September 30, 2012 from 1,873 at September 30, 2011. This increase in headcount is consistent with our stated plan to make investment in research and development a priority in order to support our long-term growth.

Operating Income.  For the three month periods ended September 30, 2012 and 2011, operating income was $30 million and $11 million, respectively, an increase of 178%. As a percent of net sales, operating income was 10% and 4%, respectively in these same periods. For the three month period ended September 30, 2011, our operating income was negatively impacted by the $13 million accrual related to our GSA contract. There was no impact from our GSA contract in the three month period ended September 30, 2012, as our Settlement Agreement with GSA was executed in the second quarter of 2012. For the nine month periods ended September 30, 2012 and 2011, operating income was $89 million and $80 million, respectively, an increase of 11%. As a percentage of net sales, operating income was 11% for each of the nine month periods ended September 30, 2012 and 2011.

Interest Income.    For the three month periods ended September 30, 2012 and 2011, interest income was $133,000 and $354,000, respectively. For the nine month periods ended September 30, 2012 and 2011, interest income was $495,000 and $1.0 million, respectively. We continue to see low yields for high quality investment alternatives that comply with our corporate investment policy. We do not expect yields in these types of investments to increase during the remainder of 2012.

Net Foreign Exchange (Loss).    For the three month periods ended September 30, 2012 and 2011, net foreign exchange (loss) was $(235,000) and $(708,000), respectively. During the nine month periods ended September 30, 2012 and 2011, net foreign exchange (loss) was $(2.1) million and $(1.4) million, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During the three and nine month periods ended September 30, 2012, there was mixed volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business. We cannot predict the direction or degree of future volatility in these exchange rates. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange gain (loss)”. Our hedging strategy decreased our foreign exchange gains by $1.2 million in the three month period ended September 30, 2012 and reduced our foreign exchange losses by $2.7 million in the three month period ended September 30, 2011. Our hedging strategy increased our foreign exchange losses by $1.4 million in the nine month period ended September 30, 2012 and reduced our foreign exchange losses by $641,000 in nine month period ended September 30, 2011.

Provision for Income Taxes.    For the three month periods ended September 30, 2012 and 2011, our provision for income taxes reflected an effective tax rate of 16%  and (24)%, respectively. For the nine month periods ended September 30, 2012 and 2011, our provision for income taxes reflected an effective tax rate of 20% and 12%, respectively. The factors that caused our effective tax rate to change year-over-year are detailed in the table below:

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
	(Unaudited)
Effective tax rate at September 30, 2011	(24)%	12%
Change in unrecognized tax benefits for uncertain tax positions	7	1
Change in percentage of profits in foreign jurisdictions with reduced income tax rates	(2)	(1)
Decrease in the partial release of a deferred tax asset valuation allowance	2	2
Change in tax benefit from equity awards	(2)	0
Change in research and development tax credit	0	1
GSA accrual	33	3
Other	2	2
Effective tax rate at September 30, 2012	16%	20%

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

Acquisition related deferred revenue excluded from revenue and GSA accrual adjustment. For the three and nine month periods ended September 30, 2012 and 2011, our excluded acquisition related deferred revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
Revenue
Acquisition related deferred revenue	$-	$2,818	$2,156	$2,818
GSA accrual	-	13,107	(1,349)	13,107
Provision for income taxes	-	(5,573)	(282)	(5,573)
Total	$-	$10,352	$525	$10,352

 Charges related to stock-based compensation, amortization of acquired intangibles and acquisition related transaction costs. For the three and nine month periods ended September 30, 2012 and 2011, the gross charges related to stock-based compensation as a component of cost of sales, sales and marketing, research and development, and general and administrative expenses and the total charges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
Stock-based compensation
Cost of sales	$436	$401	$1,289	$1,116
Sales and marketing	2,994	2,630	8,579	7,009
Research and development	2,862	2,489	7,990	6,245
General and administrative	928	834	2,648	2,280
Provision for income taxes	(1,999)	(826)	(5,386)	(4,786)
Total	$5,221	$5,528	$15,120	$11,864

For the three and nine month periods ended September 30, 2012 and 2011, the gross charges related to the amortization of acquisition related intangibles as a component of cost of sales, sales and marketing and other income (expense), net and the total charges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
Amortization of acquired intangibles
Cost of sales	$2,165	$2,586	$6,761	$4,595
Sales and marketing	448	447	1,343	624
Other income, net	189	198	571	765
Provision for income taxes	(887)	(1,034)	(2,753)	(1,743)
Total	$1,915	$2,197	$5,922	$4,241

For the three and nine month periods ended September 30, 2012 and 2011, the gross charges related to acquisition related transaction costs as a component of cost of sales, sales and marketing, research and development and general and administrative expenses and the total charges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
Acquisition related transaction costs
Cost of sales	$-	$22	$32	$22
Sales and marketing	190	147	429	1,129
Research and development	33	70	195	70
General and administrative	(18)	31	38	458
Provision for income taxes	(72)	(95)	(243)	(146)
Total	$133	$175	$451	$1,533

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments.  The following table presents our working capital, cash and cash equivalents and short-term investments:

	September 30, 2012	December 31, 2011	Increase/
(In thousands)	(unaudited)	(unaudited)	(Decrease)

Working capital	$547,395	$506,644	$40,751
Cash and cash equivalents (1)	311,536	142,608	168,928
Short-term investments (1)	52,128	223,504	(171,376)
Total cash, cash equivalents and short-term investments	$363,664	$366,112	$(2,448)

(1) Included in working capital

During the nine month period ended September 30, 2012, our working capital increased by $41 million. Overall, current assets increased by $53 million while current liabilities increased by $12 million. The increase in our current assets was the result of a $26 million increase in accounts receivable, a $23 million increase in inventory and a $6.8 million increase in prepaid expenses and other current assets, offset by a $2.4 million decrease in our cash, cash equivalents and short-term investments. These overall increases in working capital can be attributed to our overall business growth during the nine month period ended September 30, 2012.

Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our cash and investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $32 million U.S. dollar equivalent of German government sovereign debt that is denominated in Euro. Our short-term investments do not include sovereign debt from any other countries in Europe. At September 30, 2012, we had $364 million in cash, cash equivalents and short-term investments. Approximately $67 million or 18% of these amounts were held in domestic accounts with various financial institutions and $297 million or 82% was held in accounts outside of the U.S. with various financial institutions. At September 30, 2012, we had cash and cash equivalents of $312 million of which $60 million or 19% was held in domestic accounts and $252 million or 81% was held in various accounts of our foreign subsidiaries.  At September 30, 2012, we had short-term investments of $52 million of which $7 million or 13% was held in our investment accounts in the U.S. and $45 million or 87% was held in investment accounts of our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on some of these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. If we chose to repatriate earnings that are considered indefinitely reinvested outside of the U.S., we would incur additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed; however, we may chose to repatriate earnings in the future.

Cash Provided and (Used) in the Nine Month Periods ended September 30, 2012 and 2011.  Cash, cash equivalents and short-term investments decreased to $364 million at September 30, 2012 from $366 million at December 31, 2011. The following table summarizes the proceeds and (uses) of cash:

	Nine Months Ended September 30,
(In thousands)	(unaudited)
	2012	2011
Cash provided by operating activities	$90,262	$116,500
Cash provided/(used) by investing activities	106,183	(135,738)
Cash used by financing activities	(27,517)	(3,698)
Net change in cash equivalents	168,928	(22,936)
Cash and cash equivalents at beginning of year	142,608	219,447
Cash and cash equivalents at end of period	$311,536	$196,511

For the nine month periods ended September 30, 2012 and 2011, cash provided by operating activities was $90 million and $117 million, respectively. Year over year, we had a decrease in cash provided by operating assets and liabilities of $26 million.

Accounts receivable increased to $183 million at September 30, 2012 compared to $157 million at December 31, 2011. Days sales outstanding was 55 days at September 30, 2012, compared to 51 days at December 31, 2011. The increase in accounts receivable was the result of a large volume of sales shipped toward the end of our three month period ended September 30, 2012. We typically bill customers on an open account basis subject to our standard net 30 day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may face issues gaining access to sufficient funding or credit.

Consolidated inventory balances increased to $155 million at September 30, 2012 from $132 million at December 31, 2011. Inventory turns were 1.9 at both September 30, 2012 and December 31, 2011. Inventory increased by $23 million during the nine month period ended September 30, 2012, in order to support the overall growth of our sales, our large complex orders and the opening of our manufacturing facility in Penang, Malaysia. Our inventory levels will continue to be determined based upon our anticipated demand for products and our need to keep sufficient inventory on hand to meet our customers’ demands. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels. Rapid decreases or increases in customer demand could have a significant impact on our inventory balances in future periods.

Investing activities provided cash of $106 million during the nine months ended September 30, 2012, as the result of the net sale of $171 million of short-term investments offset by the purchase of property and equipment of $52 million and capitalization of internally developed software of $11 million. Investing activities used cash of $136 million during the nine months ended September 30, 2011, as the result of our acquisitions of AWR Corporation (AWR) and Phase Matrix Inc. (PMI) for $45 million, net of cash received, and $28 million, net of cash received, respectively, as well as the purchase of property and equipment of $40 million, capitalization of internally developed software of $11 million, and the net purchase of $7 million of short-term investments.

Financing activities used cash of $28 million during the nine months ended September 30, 2012, which was the result of $21 million received from the issuance of our common stock from the exercise of stock options and under our employee stock purchase plan, offset by $51 million used to pay dividends to our stockholders. Financing activities used cash of $3.7 million during the nine months ended September 30, 2011, which was the result of $36 million used to pay dividends to our stockholders offset by $27 million received from the issuance of our common stock from the exercise of stock options and under our employee stock purchase plan as well as a tax benefit of $5 million.

From time to time, our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. On April 21, 2010, our Board of Directors approved a share repurchase program that increased the aggregate number of shares of common stock that we are authorized to repurchase from approximately 1.0 million to 4.5 million. We did not make any purchases under this plan during the nine month period ended September 30, 2012. At September 30, 2012, there were 3,932,245 shares remaining available for repurchase under this plan. This repurchase plan does not have an expiration date.

During the nine month period ended September 30, 2012, we received less proceeds from the exercise of stock options compared to the nine months ended September 30, 2011. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control and in the future, we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, since 2005, it has been our practice to issue restricted stock units and not stock options to eligible employees which has reduced the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to us.

Contractual Cash Obligations.  Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. At September 30, 2012, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7 million. At December 31, 2011, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $14 million.

Guarantees are related to payments of customs and foreign grants. At September 30, 2012, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $5.0 million. At December 31, 2011, we had outstanding guarantees for payment of customs, foreign grants and potential customer disputes totaling approximately $5 million.

Off-Balance Sheet Arrangements.    We do not have any debt or off-balance sheet debt. At September 30, 2012, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Prospective Capital Needs.    We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations as well as from the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan, will be sufficient to cover our consolidated working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months. Over the next twelve months, we may need to seek external financing or repatriate foreign earnings in order to continue payment of dividends to our stockholders or to pursue acquisitions or other domestic corporate activities. We may also choose to raise additional funds by selling equity or debt securities to the public or to selected investors. Historically, we have not had to rely on debt, public or private, to fund our operating, financing or investing activities. We could also choose to reduce certain expenditures or payments of dividends or suspend our program to repurchase shares of our common stock. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

Although we believe that we have sufficient capital to fund our operating activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•

general economic and political uncertainty and specific conditions in the markets we address, including any volatility in the industrial economy in the various geographic regions in which we do business;

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

•	acquisitions of other businesses, assets, products or technologies;
•	required levels of research and development and other operating costs;
•	capital improvements for existing facilities;
•	the overall levels of sales of our products and gross profit margins;
•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;
•	the levels of inventory and accounts receivable that we maintain;
•	repurchases of our common stock;
•	our relationships with suppliers and customers; and
•	the level of exercises of stock options and stock purchases under our employee stock purchase plan.

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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect decreasing our consolidated sales by $12 million or 4% in the three month period ended September 30, 2012, and increasing our consolidated sales by $18 million or 9% in the three month period ended September 30, 2011. The change in exchange rates had the effect of decreasing our consolidated sales by $16 million or 2% in the nine month period ended September 30, 2012, and increasing our consolidated sales by $26 million or 4% in the nine month period ended September 30, 2011. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing our consolidated operating expenses by $6.8 million or 4% in the three month period ended September 30, 2012, and increasing our consolidated operating expenses by $9 million or 7% in the three month period ended September 30, 2011. The change in exchange rates had the effect of decreasing our consolidated operating expenses by $11 million or 2% in the nine month period ended September 30, 2012, and increasing our consolidated operating expenses by $17 million or 4% in the nine month period ended September 30, 2011.

During nine month period ended September 30, 2012, there was an overall appreciation of the U.S. dollar against the major currencies we do business in and a high level of volatility in the broader foreign exchange markets. The majority of the appreciation and the highest level of volatility occurred during the three month period ended June 30, 2012. We cannot predict the direction or degree of future volatility in exchange rates. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

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

During the three month period ended September 30, 2012, our hedges had the effect of increasing our consolidated sales by $857,000, decreasing our cost of sales by $92,000, and decreasing our operating expenses by $62,000. During the nine month period ended September 30, 2012, our hedges had the effect of increasing our consolidated sales by $2.1 million, decreasing our cost of sales by $187,000, and decreasing our operating expenses by $125,000. During the three month period ended September 30, 2011, our hedges had the effect of decreasing our consolidated sales by $1.1 million, decreasing our cost of sales by $507,000, and decreasing our operating expenses by $190,000. During the nine month period ended September 30, 2011, our hedges had the effect of decreasing our consolidated sales by $2.9 million, decreasing our cost of sales by $1.3 million, and decreasing our operating expenses by $612,000. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales, cost of sales and operating expenses for the three and nine month periods ended September 30, 2012 and 2011).

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

Cash, Cash Equivalents and Short-Term Investments

At September 30, 2012, we had $364 million in cash, cash equivalents and short-term investments of which $67 million or 18% is held in domestic accounts and $297 million or 82% is held in international accounts. We maintain cash and cash equivalents and short-term investments with various financial institutions located in many countries throughout the world. At September 30, 2012, we had cash and cash equivalents of $312 million of which $128 million or 41% was held in cash in various operating accounts throughout the world and $132 million or 42% was held in money market accounts and $51 million was held in U.S. Treasuries with original maturities of 90 days or less. The most significant of our operating accounts was our domestic operating account which held approximately $21 million or 7% of our total cash and cash equivalents at a bank that carried A+/A2/AA- ratings. At September 30, 2012, we had short-term investments of $52 million of which $7 million or 13% was held in our investment accounts in the U.S. and $45 million or 87% was held in investment accounts of our foreign subsidiaries. Our short-term investments include $32 million U.S. dollar equivalent of German government sovereign debt that is denominated in Euro. Our German government sovereign debt holdings have a maximum maturity of 24 months and carry Aaa/AAA ratings. Our short-term investments do not include sovereign debt from any other countries in Europe.

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

We account for our investments in debt and equity instruments under FASB ASC 320 Investments – Debt and Equity Securities (FASB ASC 320). Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of shareholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments at September 30, 2012 and December 31, 2011 was $52 million and $224 million, respectively. The decrease was due to the net sale of $171 million of short-term investments of which approximately $51 million were reinvested in financial instruments with original maturities of less than 90 days and are therefore classified as cash equivalents at September 30, 2012.

We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income. There were not any other than temporary impairments recognized in other expense during the three and nine month periods ended September 30, 2012.

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

In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of September 30, 2012, a 100 basis point increase or decrease in interest rates across all maturities would result in a $815,000 increase or decrease in the fair market value of our portfolio. As of December 31, 2011, a similar 100 basis point increase or decrease in interest rates across all maturities would result in a $1.9 million increase or decrease in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is an other than temporary impairment. Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of September 30, 2012, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

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

Exchange Rate Risk

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. The principal currencies hedged are the Euro, Japanese yen, Korean won and Hungarian forint. We monitor our foreign exchange exposures regularly to help ensure the overall effectiveness of our foreign currency hedge positions. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at September 30, 2012 and December 31, 2011, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $16 million and $23 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

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

During the three month period ended September 30, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a – 15 or Rule 15d – 15 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

Uncertain Economic Conditions Could Materially Adversely Affect Our Business and Results of Operations.  Our business is sensitive to fluctuations in general economic conditions, both in the U.S. and globally. The uncertain economic climate, uncertain budget and tax policies, particularly in the U.S. and Europe, negative financial news, volatile foreign currency markets, natural disasters, energy costs, , employment levels, labor costs, healthcare costs, declining income or asset values and credit availability, could continue to negatively impact and cause further deterioration in the global industrial economy. Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the PMI. The most recent reading for September 2012, showed the PMI had decreased to 48.5 down from a reading of 48.9 for June 2012. This marks the fourth consecutive month where the PMI reading has been below 50. Of ongoing concern is the new order element of the PMI which was 48.1 in September 2012 and also represents the fourth consecutive month of readings below 50 for this component of the PMI. A PMI reading above 50 indicates an expanding industrial economy while a reading below 50 indicates a contracting industrial economy. We are unable to predict whether the industrial economy, as measured by the PMI, will strengthen or continue to contract during the remainder of 2012 and in 2013. If the industrial economy, as measured by the PMI, continues to contract or remains at or near a neutral reading of around 50, indicating general weakness, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and result of operations.

Our Current Domestic Cash Position May Not Be Sufficient to Fund Certain of our Domestic Cash Needs in the Next Twelve Months and We May Need to Seek Funding from External Sources or Repatriate Foreign Earnings.  At September 30, 2012, we had $364 million in cash, cash equivalents and short-term investments of which $297 million was held in operating and investment accounts of our foreign subsidiaries. Over the next twelve months, we may need to seek external financing or repatriate foreign earnings to continue payment of dividends to our stockholders or to pursue acquisitions or other domestic corporate activities. We may also choose to raise additional funds by selling equity or debt securities to the public or to selected investors. We may also seek to obtain a line of credit or other bank financing. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock and bank financing may have covenants or impose other restrictions on our business. If we choose to repatriate foreign earnings, those earnings would be subject to U.S. federal statutory tax rate of 35% and therefore, repatriation of foreign earnings would likely have a material adverse effect on our effective tax rate and on our net income and earnings per share. We could also choose to reduce certain expenditures or payments of dividends or suspend our program to repurchase shares of our common stock. Historically, we have not had to rely on debt, public or private, to fund our operating, financing or investing activities.

Our Recently Expanded Manufacturing Capacity in Penang, Malaysia Could Adversely Affect Our Gross Margin and Result of Operations if Our Business Does Not Grow or if it Contracts in Future Periods. Construction of our manufacturing and warehousing facility in Penang, Malaysia was substantially completed during the three month period ended September 30, 2012. We believe this new facility will support our long term manufacturing and warehousing capacity needs. However, if demand for our products does not grow as expected or if it contracts in future periods, we will have excess warehousing and manufacturing capacity which will cause an increase in overhead that will likely negatively impact our gross margins and results of operations in future periods.

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

Fulfillment of these contracts can severely challenge our supply chain capabilities at the component acquisition, assembly and delivery stages.  Although very large volume customers expose us to significant additional risks, our contracts with such customers may allow the customer to cancel or delay orders without liability which exposes our business and financial results to significant risk. These contracts can require us to develop specific product mitigation plans for product delivery constraints caused by unexpected or catastrophic situations to help assure quick production recovery.  We can attempt to manage this risk but there can be no assurance that we will be successful in our efforts. These customers may demand most favored customer pricing, significant discounts, extended payment terms and volume rebates and such terms can adversely impact our revenues, margins, financial results and may also cause our days sales outstanding to increase as these orders become a larger proportion of our overall revenue. These customers may request broad indemnity obligations and large direct and consequential damage provisions in the event their contracts with us are breached, and these provisions expose us to risk and liabilities far in excess of our standard terms and conditions of sale. While we attempt to limit the number of contracts that contain the non-standard terms of sale described above and attempt to contractually limit our potential liability under such contracts, we have been and expect to be forced to agree to some or all of such provisions to secure these customers and to continue to grow our business.  Such actions expose us to significant additional risks which could result in a material adverse impact on our business, results of operations and financial condition.

Increases in the Amount of Revenue Derived from Large Orders Could Adversely Affect our Gross Margin and Could Lead to Greater Variability in our Quarterly Results.  Our large order business, defined as orders with a value greater than $20,000, continues to grow as a percent of our overall business. As a percent of our overall business, larger orders reached a new high during the three and nine month periods ended September 30, 2012, increasing to 51% our total business for each period, from 47% and 45% of our total business in the three and nine month periods ended September 30, 2011, respectively. Larger orders may be more sensitive to changes in the global industrial economy, may be subject to greater discount variability and may contract at a faster pace during an economic downturn. Historically, our gross margins have been stable from period to period. To the extent that the amount of our revenue derived from larger orders increases in future periods, both in absolute dollars and as a percent of our overall business, our gross margins could experience greater volatility and we could see a greater negative impact on our business from future downturns in the global industrial economy. This dynamic may also have an adverse effect on the historical seasonal pattern of our revenues and our results of operations.

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

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

•	general market and economic conditions;
•	the impact of foreign exchange rates on product pricing;
•	industry consolidation, including acquisitions by our competitors;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low cost geographies;
•	product pricing;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	efficiency of manufacturing operations;
•	strategic relationships with our suppliers;
•	product quality and performance;
•	protection of our products by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	the outcome of any future litigation or commercial dispute;
•	barriers to entry imposed by competitors with significant market power in new markets; and,
•	government actions throughout the world.

There can be no assurance that we will be able to compete successfully in the future.

Our Income Tax Rate is Affected by our Tax Benefits in Hungary.  The profit from our Hungarian operation benefits from the fact that it is subject to an effective income tax rate that is lower than the U.S. federal statutory tax rate of 35%. Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $3.1 million and $1.4 million for the three month periods ended September 30, 2012 and 2011, respectively, and income tax benefits of $8.3 million and $8.8 million for the nine month periods ended September 30, 2012 and 2011, respectively. In addition, effective January 1, 2010, certain qualified research and development expenses became eligible for an enhanced tax deduction. The enhanced tax deduction for research and development expenses resulted in income tax benefits of $4.1 million and $3.8 million for the three month periods ended September 30, 2012 and 2011, respectively, and income tax benefits of $11.8 million and $10.7 million for the nine month periods ended September 30, 2012 and 2011, respectively. This tax benefit may not be available in future years due to changes in political conditions in Hungary or changes in tax laws in Hungary and in the U.S. The reduction or elimination of these benefits in Hungary or future changes in U.S. law pertaining to the taxation of foreign earnings could result in an increase in our future effective income tax rate which could have a material adverse effect on our operating results. No countries other than Hungary had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service with regard to any foreign jurisdictions.

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

Our Acquisitions are Subject to a Number of Related Costs and Challenges that Could Have a Material Adverse Effect on Our Business and Results of Operations.  During the second quarter of 2011, we completed the acquisitions of AWR Corporation (AWR) and Phase Matrix Inc. (PMI). We may in the future acquire additional complementary businesses, products or technologies. Achieving the anticipated benefits of an acquisition depends upon whether the integration of the acquired business, products or technology is accomplished efficiently and effectively. In addition, successful acquisitions generally require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and R&D efforts. These actions can become more challenging due to the need to coordinate geographically separated organizations, the complexities of the technologies being integrated, and the necessities of integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration of operations following an acquisition also requires the dedication of management resources, which may distract attention from our day-to-day business and may disrupt key R&D, marketing or sales efforts. Our inability to successfully integrate AWR and PMI or any future acquisitions could harm our business. The existing products previously sold by entities we have acquired may be of a lesser quality than our products and/or could contain errors that produce incorrect results on which users rely or cause failure or interruption of systems or processes that could subject us to liability claims that could have a material adverse effect on our operating results or financial position. Furthermore, products acquired in connection with acquisitions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transactions.

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

A Substantial Amount of Our Manufacturing Capacity is Located in Hungary. Our Hungarian manufacturing and warehouse facility sources a substantial majority of our sales. In order to enable timely shipment of products to our customers we also maintain the vast majority of our inventory at our Hungary warehouse facility. In addition to being subject to the risks of maintaining such a concentration of manufacturing capacity and global inventory, this facility and its operation are also subject to risks associated with doing business internationally, including:

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

No assurance can be given that our efforts to mitigate these risks will be successful. We are currently operating our manufacturing facility in Hungary at a high level of capacity utilization and may selectively increase our capacity to meet anticipated demand for our products. Any failure to effectively deal with the risks above could result in an interruption in the facility’s operation or delays in expanding its capacity, either of which could have a material adverse effect on our operating results and limit our revenue growth opportunities.

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

During 2010, we devoted significant resources to completing the upgrade of our Americas business application suite to Oracle’s version R12. During 2011, we devoted significant resources to completing the upgrade of our business application suite used primarily by our European, Japanese, and global manufacturing operations to Oracle’s version R12 and completing an upgrade to the underlying infrastructure of our website, ni.com. We continue to devote resources to the development of our web offerings.There can be no assurance that we will not experience difficulties with these systems.  Difficulties with these systems may interrupt normal operations, including our ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business.  Any disruptions of these systems may have a material adverse effect on our results of operations.

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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect decreasing our consolidated sales by $12 million or 4% in the three month period ended September 30, 2012, and increasing our consolidated sales by $18 million or 9% in the three month period ended September 30, 2011. The change in exchange rates had the effect of decreasing our consolidated sales by $16 million or 2% in the nine month period ended September 30, 2012, and increasing our consolidated sales by $26 million or 4% in the nine month period ended September 30, 2011. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing our consolidated operating expenses by $6.8 million or 4% in the three month period ended September 30, 2012, and increasing our consolidated operating expenses by $9 million or 7% in the three month period ended September 30, 2011. The change in exchange rates had the effect decreasing our consolidated operating expenses by $11 million or 2% in the nine month period ended September 30, 2012, and increasing our consolidated operating expenses by $17 million or 4% in the nine month period ended September 30, 2011.

During the nine month period ended September 30, 2012, there was an overall appreciation of the U.S. dollar against the major currencies we do business in and a high level of volatility in the broader foreign exchange markets. The majority of the appreciation and the highest level of volatility occurred during the three month period ended June 30, 2012. We cannot predict to what degree or how long this recent volatility in the foreign currency exchange markets will continue.  In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

Our Business Depends on Our Proprietary Rights and We Have Been Subject to Intellectual Property Litigation. Our success depends on our ability to obtain and maintain patents and other proprietary rights relative to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may have in the past infringed or violated certain of our intellectual property rights. We from time to time engage in litigation to protect our intellectual property rights. In monitoring and policing our intellectual property rights, we have been and may be required to spend significant resources. We from time to time may be notified that we are infringing certain patent or intellectual property rights of others. There can be no assurance that any future intellectual property litigation will not result in significant expense, liability, injunction against the sale of some of our products, and a diversion of management’s attention, any of which may have a material adverse effect on our operating results.

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

Provisions in Our Charter Documents and Delaware Law and Our Stockholder Rights Plan May Delay or Prevent an Acquisition of Us. Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions include a classified Board of Directors, prohibition of stockholder action by written consent, prohibition of stockholders to call special meetings and the requirement that the holders of at least 80% of our shares approve any business combination not otherwise approved by two-thirds of our Board of Directors. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. In addition, our Board of Directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Our Board of Directors adopted a stockholders rights plan on January 21, 2004, pursuant to which we declared a dividend of one right for each share of our common stock outstanding as of May 10, 2004. This rights plan replaced a similar rights plan that had been in effect since our initial public offering in 1995. Unless redeemed by us prior to the time the rights are exercised, upon the occurrence of certain events, the rights will entitle the holders to receive upon exercise thereof shares of our preferred stock, or shares of an acquiring entity, having a value equal to twice the then-current exercise price of the right. The issuance of the rights could have the effect of delaying or preventing a change of control of us.

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our management’s certification of adequate disclosure controls and procedures as of September 30, 2012. Our most recent annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. Our most recent annual report on Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of September 30, 2012 with respect to the shares of common stock that we repurchased during the third quarter of 2012.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

July 1, 2012 to July 31, 2012	-	-	-	3,932,245

August 1, 2012 to August 31, 2012	-	-	-	3,932,245

September 1, 2012 to September 30, 2012	-	-	-	3,932,245
Total	-	-	-

(1)

For the past several years, we have maintained various stock repurchase programs. At September 30, 2012, there were 3,932,245 shares available for repurchase under the plan approved on April 21, 2010. This repurchase plan does not have an expiration date.

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

ITEM 6	EXHIBITS
3.1(1)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(4)	Specimen of Common Stock certificate of the Company.
4.2(5)	Rights Agreement dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A.
10.1(4)	Form of Indemnification Agreement.
10.2(6)	1994 Incentive Plan, as amended.*
10.3(7)	1994 Employee Stock Purchase Plan, as amended.*
10.5(8)	National Instruments Corporation Annual Incentive Program, as amended.*
10.6(9)	2005 Incentive Plan.*
10.7(10)	2005 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.8(11)	2005 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.9(12)	2005 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.10(13)	2005 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.11(14)	2010 Incentive Plan.*
10.12(15)	2010 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.13(16)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.14(17)	2010 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.15(18)	2010 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Registration Statement on Form 8-A on April 27, 2004.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(5)	Incorporated by reference to exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on January 28, 2004.
(6)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q on August 5, 2004.
(7)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on May 16, 2011.
(8)	Incorporated by reference to exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on February 24, 2012.
(9)	Incorporated by reference to exhibit A of the Company’s Proxy Statement dated and filed on April 4, 2005.
(10)	Incorporated by reference to exhibit 10.8 filed with the Company’s Form 10-Q on August 2, 2006.
(11)	Incorporated by reference to exhibit 10.9 filed with the Company’s Form 10-Q on August 2, 2006.
(12)	Incorporated by reference to exhibit 10.10 filed with the Company’s Form 10-Q on August 2, 2006.
(13)	Incorporated by reference to exhibit 10.11 filed with the Company’s Form 10-Q on August 2, 2006.
(14)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on May 17, 2010.
(15)	Incorporated by reference to exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
(16)	Incorporated by reference to exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
(17)	Incorporated by reference to exhibit 10.4 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
(18)	Incorporated by reference to exhibit 10.5 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
*	Management Contract or Compensatory Plan or Arrangement
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

Dated:  November 6, 2012

NATIONAL INSTRUMENTS CORPORATION

BY: /s/ Alex M. Davern
Alex M. Davern
EVP, Chief Operating Officer,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)