Form 10-K
period 2012-12-31
NATIONAL INSTRUMENTS CORP /DE/
filed 2013-02-19
CIK 935494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2012  or

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

Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes x No ¨

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ¨ No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes x No ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes x No ¨

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. £

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer☐Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ¨ No x

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at the close of business on June 30, 2012, was $1,789,299,018 based upon the last sales price reported for such date on the NASDAQ Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant as of June 30, 2012, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

At the close of business on February 14, 2013, registrant had outstanding 123,423,525 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant for its Annual Meeting of Stockholders to be held on May 14, 2013 (the “Proxy Statement”).

PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding our future financial performance, operations, or other matters (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “may,” “will,” “project,” “continue,” or “estimate” or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors including those set forth under the heading “Risk Factors” beginning on page 11, and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

ITEM 1.BUSINESS

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

We are based in Austin, Texas, were incorporated under the laws of the State of Texas in May 1976 and were reincorporated in Delaware in June 1994. In March 1995, we completed an initial public offering of our common stock. Our common stock, $0.01 par value, is quoted on the NASDAQ Stock Market under the trading symbol NATI.

Our website is http://www.ni.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T are available through our Internet website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC, or upon written request without charge. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Industry Background

Engineers and scientists use instrumentation to observe, understand and manage the real-world phenomena, events and processes related to their industries or areas of expertise. Instrumentation systems measure and control electrical signals, such as voltage, current and power, as well as temperature, pressure, speed, flow, volume, torque and vibration. Common general-purpose instruments include voltmeters, signal generators, oscilloscopes, data loggers, spectrum analyzers, cameras, and temperature and pressure monitors and controllers. Some traditional instruments are also highly application-specific, designed with fixed functionality to measure specific signals for particular vertical industries or applications. Instruments used for industrial automation applications include data loggers, strip chart recorders, programmable logic controllers (“PLCs”), and proprietary turn-key devices and/or systems designed to automate or control specific vertical applications.

Systems that perform measurement and control can be generally categorized as test, measurement, and embedded systems. These systems that access real-world phenomena are used throughout the research, design, manufacture, and service phases of a wide variety of products and applications.

Historically, engineers and scientists have used a variety of high-cost systems that operated independently and could be difficult to customize. Due to the limitations of these systems, adapting them to changing needs can be expensive and time-consuming, and users must often purchase multiple single-purpose instruments, controllers, loggers and other peripherals.

Our Approach to Measurement and Automation

NI offers a different approach called graphical system design. This approach provides an integrated hardware and software platform for measurement and control systems that can be defined entirely by the customer.  This allows systems to more easily adapt to changing requirements and technologies over time. NI hardware and software also leverage commercially available technology whenever possible to deliver performance and cost benefits to our customers. Therefore these customer-defined systems are more flexible, with higher performance and lower costs, compared to traditional vendor-defined systems.

NI equips engineers and scientists with tools that accelerate productivity, innovation and discovery. Our customers use our platform to develop test, measurement, control and embedded systems throughout various industries from design to production; in advanced research, and in teaching engineering and science.

Compared with traditional solutions, we believe our products and our graphical system design platform provides the following significant benefits to our customers:

Abstraction of Complexity to Speed Development

Customers face changing requirements and technologies while creating more intelligent systems with fewer resources than ever. Our software-based approach abstracts the complexity of creating these systems by providing higher level interfaces to access changing technology and a way to easily upgrade through software while other fixed function systems require new hardware. When hardware changes are required, our modular, reconfigurable platforms easily migrate users to change only the functions they need while preserving software continuity over time. In this way, the graphical system design platform-based approach accelerates the development of any system that needs measurement and control.

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

Lower Total Solution Cost

National Instruments solutions offer price to performance and energy-efficiency advantages over traditional proprietary systems. Graphical system design allows customers to equip powerful industry-standard computers, with reusable system design software and modular cost-effective hardware. In addition, these systems give engineers and scientists the flexibility and portability to adapt to changing needs, while offering a smaller form factor that occupies less space on the manufacturing floor and consumes less energy than traditional instrumentation equipment.

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

System Design Software

For more than 25 years, NI has invested in its flagship software product, LabVIEW, which the company believes is the ultimate system design software for measurement and control. LabVIEW promotes problem-solving, accelerates productivity, and empowers innovation. With LabVIEW, users program graphically and can design custom virtual instruments by connecting icons with software wires to create “block diagrams” which are natural design notations for scientists and engineers. Users can customize front panels with knobs, buttons, dials and graphs to emulate control panels of instruments or add custom graphics to visually represent the control and operation of processes.

NI believes that LabVIEW is a comprehensive development environment with the hardware integration and wide-ranging compatibility that engineers and scientists need to design and deploy measurement and control systems. The LabVIEW programming environment is graphical, with engineering-specific libraries of software functions and hardware interfaces. It also offers data analysis, visualization and sharing features. Engineers and scientists can bring their vision to life with LabVIEW, and have access to a vast ecosystem of partners and technology alliances, and a global and active user community to innovate with confidence. When customers use LabVIEW, combined with the modular hardware approach with NI Data Acquisition, CompactRIO and PCI Extensions for Instrumentation (“PXI”) platforms, they are able to quickly integrate system components and do their jobs faster, better and at a lower cost.

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

Programming Tools

In addition to LabVIEW, NI offers LabWindows/CVI and Measurement Studio as alternative programming environments.  LabWindows/CVI users use the conventional, text-based programming language of C for creating test and control applications. Measurement Studio consists of measurement and automation add-on libraries and additional tools for programmers who prefer Microsoft’s Visual Basic, Visual C++, Visual C#, and Visual Studio.NET development environments.

Application Software

NI offers a suite of software products, including NI TestStand, NI VeriStand, NI DIAdem and NI Multisim, which are complimentary to LabVIEW.

NI TestStand. NI TestStand is targeted for T&M applications in a manufacturing environment. TestStand is a test management environment for organizing, controlling, and running automated prototype, validation, and manufacturing test systems. It also generates customized test reports and integrates product and test data across the customers’ enterprise and across the Internet. TestStand manages tests that are written in LabVIEW, LabWindows/CVI, Measurement Studio, C and C++, and Visual Basic, so test engineers can easily share and re-use test code throughout their organization and from one product to the next. TestStand is a key element of our strategy to broaden the reach of our application software products across the corporate enterprise.

NI VeriStand. NI VeriStand is a ready-to-use software environment for configuring real-time testing applications, including hardware-in-the-loop (“HIL”) test systems. With NI VeriStand, users configure real-time I/O, stimulus profiles, data logging, alarming, and other tasks; implement control algorithms or system simulations by importing models from a variety of software environments; build test system user interfaces quickly; and add custom functionality using NI LabVIEW, NI TestStand, and other software environments.

NI DIAdem. NI DIAdem offers users configuration-based technical data management, analysis, and report generation tools to interactively mine and analyze data. DIAdem helps users make informed decisions and meet the demands of today’s testing environments, which require quick access to large volumes of scattered data, consistent reporting, and data visualization.

We offer volume licensing that helps customers maximize their software investment by reducing total cost of ownership and simplifying their software budgeting and purchasing.

Hardware Products and Related Driver Software

Using cutting-edge commercial technology, such as the latest microprocessors, Analog to Digital Converters (“ADCs”), FPGAs, and PC busses, our hardware delivers modular and easy-to-use solutions for a wide range of applications – from automated test and data logging to industrial control and embedded design. Our hardware and related driver software products include data acquisition (“DAQ”), PXI chassis and controllers, image acquisition, motion control, distributed I/O, modular instruments and embedded control hardware/software, industrial communications interfaces, General Purpose Interface Bus (“GPIB”) interfaces, and VME Extension for Instrumentation (“VXI”) Controllers. The high level of integration among our products provides users with the flexibility to mix and match hardware components when developing custom virtual instrumentation systems.

Data Acquisition (DAQ) Hardware/Driver Software.    Our DAQ hardware and driver software products are “instruments on a board” that users can combine with sensors, signal conditioning hardware and software to acquire analog data and convert it into a digital format that can be accepted by a computer. Computer-based DAQ products are typically a lower-cost solution than traditional instrumentation and exploit the processing power, display, and connectivity capabilities of industry-standard computers. Applications suitable for automation with computer-based DAQ products are widespread throughout many industries, and many systems currently using traditional instrumentation (either manual or computer-controlled) could be displaced by computer-based DAQ systems. We offer a range of computer-based DAQ products with a variety of form factors and degrees of performance. In 2006, we introduced NI CompactDAQ, a rugged, portable, USB data acquisition system designed for high-performance mixed-signal measurement systems. Since its introduction, we have expanded the CompactDAQ platform with wireless and Ethernet technologies that have extended the reach of computer-based DAQ from across the lab to around the world. The platform also offers high-performance stand-alone systems for embedded measurement and logging. NI DAQ products also include X Series DAQ which delivers state-of-the-art measurement, generation, timing and triggering on a single device.

PXI Modular Instrumentation Platform.  Our PXI modular instrument platform, which was introduced in 1997, is a standard PC packaged in a small, rugged form factor with expansion slots and instrumentation extensions for timing, triggering and signal sharing. It combines mainstream PC software and PCI hardware with advanced instrumentation capabilities. In essence, PXI is an instrumentation PC with several expansion slots supporting complete system-level opportunities and delivering a high percentage of the overall system content using our own products. We continue to expand our PXI product offerings with new modules, which address a wide variety of measurement and automation applications. The platform is now a testing standard, with a wide array of companies developing on the platform and investing in its future through the PXI System Alliance (“PXISA”). In 2006, we introduced our first PXI Express products which provide backward software compatibility with PXI while providing advanced capabilities for high-performance instrumentation, such as RF instrumentation. Today, we have a rapidly expanding portfolio of PXI Express products that are further expanding the capabilities of this important platform.

Modular Instruments.  We offer a variety of modular instrument devices used in general purpose test and communication test applications.  These devices include digitizers, digital multimeters, signal generators, RF analyzers/generators, power supplies, source measurement units and switch modules that users can configure through software to meet their specific measurement tasks. Because these instruments are modular and software-defined, they can be quickly interchanged and easily repurposed to meet evolving test needs. Additionally, our modular instruments provide high-speed test execution by harnessing the power of industry-standard PC’s FPGAs and advanced timing and synchronization technologies. Options are available for a variety of platforms including PXI, PXI Express, PCI, PCI Express, and USB.

Machine Vision/Image Acquisition. Our machine vision platform includes a range of hardware platform options, from embedded NI Smart Cameras that integrate the sensor and processor in a single package to plug-in boards for PCI and PXI systems. We offer two scalable software options for use across the entire NI vision hardware portfolio. A user can configure a system with NI Vision Builder for Automated Inspection, an easy-to-use, stand-alone package for machine vision, or program it using the NI Vision Development Module, a comprehensive library of imaging functions. With NI Vision hardware, a user can build high-performance, PC based systems using the latest processor techniques with NI Frame Grabbers, save on cost and space by combining an image sensor and real-time embedded processors into one rugged, industrial package with NI Smart Cameras, or harness multicore performance with fanless designs, connectivity to multiple cameras and reconfigurable digital I/O with NI Vision systems.

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

NI LabVIEW Reconfigurable I/O (RIO) Architecture.  NI reconfigurable I/O (RIO) hardware combined with NI LabVIEW system design software provides a commercial off-the-shelf solution to simplify development and shorten time to market when designing advanced measurement and control systems. All RIO hardware systems, which include CompactRIO, NI Single-Board RIO, R Series boards and PXI-based FlexRIO products, feature a standard, high-performance architecture that combines a powerful floating-point processor, reconfigurable FPGA, and modular I/O. Engineers can program all RIO hardware components with LabVIEW, including the LabVIEW FPGA Module, to rapidly create custom timing, signal processing and control for I/O without requiring expertise in low-level hardware description languages or board-level design. NI provides a breadth of RIO hardware targets that provide varying degrees of performance, cost, I/O rates, and ruggedness, to meet any unique application need. NI first released the LabVIEW RIO architecture in 2003 with the first R Series PXI plug-in board along with the first CompactRIO rugged, high-performance embedded system. To date, NI has released over 75 NI RIO FPGA-based hardware products.

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

GPIB Interfaces/Driver Software.  We began selling GPIB products in 1977 and are a leading supplier of GPIB interface boards and driver software to control traditional instruments. These traditional instruments are manufactured by a variety of third-party vendors and are used primarily in T&M applications. Our diverse portfolio of hardware and software products for GPIB instrument control is available for a wide range of computers. Our GPIB product line also includes products for controlling GPIB instruments using the computer’s standard parallel, USB, Ethernet, and serial ports.

NI Education Platform

The NI education platform combines software, hardware and courseware designed to create engaging, authentic learning experiences that prepare students for the next generation of innovation. Our cost-effective, scalable solutions offer academic institutions flexible integration across multiple science and engineering disciplines.

Software Products for Teaching

NI Multisim Circuit Design Software. NI Multisim is an industry-standard, Simulation Program with Integrated Circuit Emphasis (SPICE) simulation environment. It is the cornerstone of the NI circuits teaching solution to build expertise through practical application in designing, prototyping, and testing electrical circuits. Developed for the educator who needs to teach all aspects of circuits and electronics, Multisim Education Edition provides the ability to seamlessly move students from theory to simulation to the lab. Regardless of the application area, the powerful environment offers students the ability to visualize and interact with circuit theory and equations and focus on course-specific concepts with SPICE simulation.

NI LabVIEW for Education. LabVIEW is a graphical system design environment used on campuses all over the world to deliver hands-on learning to the classroom, enhance research applications, and foster the next generation of innovation. By teaching with LabVIEW, educators help students accomplish hands-on and system-based learning in a single environment with skills and methods they will use in their careers. With built-in I/O integration and instrument control, thousands of functions for math and signal processing, user interfaces to visualize and explore data, and deployment to multiple hardware targets, students access the power of graphical system design to go from concept to prototype in one semester.

LabVIEW for LEGO® MINDSTORMS®.  This version of LabVIEW is specifically designed to extend the LEGO MINDSTORM set’s teaching power, making it easier, and more fun, to manage robotics projects. This easy-to-learn programming environment provides access to tools exclusive to the National Instruments Education Platform.  LabVIEW for LEGO MINDSTORMS helps prepare students for university courses and engineering careers where LabVIEW is already in use.

Hardware Products for Teaching

National Instruments Educational Laboratory Virtual Instrumentation Suite (NI ELVIS). The NI ELVIS measurement and prototyping platform delivers hands-on lab experience with an integrated suite of more than 12 of the most commonly used instruments in one compact form factor specifically designed for education. Based on industry-standard NI LabVIEW graphical system design software, NI ELVIS, with powerful data acquisition and USB plug-and-play capabilities, offers users the flexibility of virtual instrumentation and allows for quick and easy measurement acquisition and instrumentation across multiple disciplines.

NI myDAQ Measurement and Instrumentation Device. This powerful, portable device allows students to measure and analyze the world around them. It is engineered to work with LabVIEW right out of the box. A user can start simply, with built-in virtual instruments, or get creative and connect the user’s own sensors and controls. NI myDAQ combines hardware with eight ready-to-run software-defined instruments, including a function generator, oscilloscope, and digital multimeter (DMM); these software instruments are also used on the NI ELVIS hardware platform so the lab experience can be extended to experiments anywhere, anytime. With NI LabVIEW graphical system design software, users can extend the instrument functionality into hundreds of custom applications.

NI Universal Software Radio Peripheral (USRP). The NI USRP is an affordable, flexible radio that turns a standard PC into a wireless prototyping platform. The NI USRP platform offers a new approach to RF and communications education, which has traditionally been limited to a focus on mathematical theory. With NI USRP and LabVIEW, students gain hands-on experience exploring a working communications system with live signals to gain a better understanding of the link between theory and practical implementation.

NI Services

NI provides global services and support as part of our commitment to our customers’ success in efficiently building and maintaining high-quality measurement and control systems using graphical system design.

Hardware Services and Maintenance

System Configuration and Deployment. Our NI System Assurance Program provides a fast, easy way to get our customer’s new NI system up and running. Our trained technicians install software and hardware and configure our customers’ PXI, PXI/SCXI combination, and NI CompactRIO system to their specifications.

Calibration. To help our customers’ calibration needs, NI provides calibration solutions, including recalibration services, manual calibration procedures, and automated calibration software. In 2011, the American Association for Laboratory Accreditation (A2LA) accredited NI Calibration Services Austin to one of the highest international calibration standards in the industry, ISO/IEC 17025:2005. National Instruments now offers 17025 calibration services for OEMs and other organizations seeking to maintain compliance with the strictest governmental, medical, transportation and electronics regulations.  The new calibration service offering is ideal for companies standardizing their automated test and measurement systems on PXI modular instrumentation, which provides some of the most advanced technology for addressing the latest engineering challenges.

Warranty and Repair. We offer standard and extended warranties to help meet project life-cycle requirements and provide repair services for our products, express repair, and advance replacement services.

Software Maintenance Services

Software Services for End Users: Our Standard Service Program (SSP) is designed to help ensure that our end users are successful with our products. This software maintenance contract provides the end user with regular product upgrades and service packs, professional technical support from local engineers, 24-hours a day access to self-paced online product training, and access to older versions of their owned software.

Volume Licensing for Account-Level Services: The NI Volume License Program (VLP) is designed to meet the needs of the business in addition to the success of each end user. On top of access to the SSP program for each end user, businesses that invest in the VLP receive account-level benefits designed to help effectively manage their software assets and lower their total cost of ownership.

Training and Certification

NI Training Program. NI training helps the customer build the skills to more efficiently develop robust, maintainable applications, and certification confirms the customer’s technical growth and skill using NI software.We offer fee-based training classes and self-paced online training for many of our software and hardware products. On-site courses are quoted per customer requests and we include on-line course offerings with live teachers.

NI Certification Program We offer programs to certify programmers and instructors for our products.

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

Customers

We have a broad base of over 35,000 customers worldwide, with no customer accounting for more than 7%, 4%, and 4% of our sales in 2012, 2011, and 2010, respectively.

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

Sales and Distribution

We sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. Sales through these alternative channels accounted for less than 7% of our total sales in 2012. Our Hungarian manufacturing facility sources a substantial majority of our sales throughout the world. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the U.S. accounted for approximately 63%, 63% and 62%, of our revenues in 2012, 2011 and 2010, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 13 – Segment information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and long-lived assets.)

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

Our foreign operations are subject to certain risks set forth on page 17 under “We are Subject to Various Risks Associated with International Operations and Foreign Economies.”

See discussion regarding fluctuations in our quarterly results and seasonality in ITEM 1A, Risk Factors, “Our Revenues are Subject to Seasonal Variations.”

Competition

The markets in which we operate are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than we have, and we may face further competition from new market entrants in the future. A key competitor is Agilent Technologies Inc. (“Agilent”). Agilent offers hardware and software products that provide solutions that directly compete with our virtual instrumentation products including its own line of PXI based hardware. Agilent is aggressively advertising and marketing products that are competitive with our products. Because of Agilent’s strong position in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse effect on our operating results.

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

•	general market and economic conditions, particularly in the Euro zone;
•	our ability to maintain and grow our business with our very largest customers;
•	our ability to meet the volume and service requirements of our very largest customers;
•	industry consolidation, including acquisitions by our competitors;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low cost geographies for manufacturing and/or distribution;
•	product pricing;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	efficiency of manufacturing operations;
•	strategic relationships with our suppliers;
•	product quality and performance;
•	protection of our products by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	the outcome of any future litigation or commercial dispute;
•	barriers to entry imposed by competitors with significant market power in new markets; and,
•	government actions throughout the world.

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

Our research and development staff strives to build quality into our products at the design stage in an effort to reduce overall development and manufacturing costs. Our research and development staff also designs proprietary application specific integrated circuits (“ASICs”), many of which are designed for use in several of our different products. The goal of our ASIC design program is to further differentiate our products from competing products, to improve manufacturability and to reduce costs. We seek to reduce our time to market for new and enhanced products by sharing our internally developed hardware and software components across multiple products.

As of December 31, 2012, we employed 2,007 people in product research and development. Our research and development expenses were $223 million, $199 million and $158 million for 2012, 2011 and 2010, respectively.

Intellectual Property

We rely on a combination of patent, trade secret, copyright and trademark law, contracts and technical measures to establish and protect our proprietary rights in our products. As of December 31, 2012, we held 678 U.S. patents (675 utility patents and 3 design patents) and 28 patents in foreign countries (25 patents registered in Europe in various countries; and 3 patents in Japan), and had 251 patent applications pending in the U.S. and foreign countries. 195 of our issued U.S. patents are software patents related to LabVIEW, and cover fundamental aspects of the graphical programming approach used in LabVIEW. Our patents expire from 2013 to 2031. The expiration of any patents in the short term is not expected to have any significant negative impact on our business. No assurance can be given that our pending patent applications will result in the issuance of patents. We also own certain registered trademarks in the United States and abroad. See further discussion regarding risks associated with our patents in ITEM 1A, Risk Factors, “Our Business Depends on Our Proprietary Rights and We are Subject to Intellectual Property Litigation.”

Manufacturing and Suppliers

We manufacture a substantial majority of our products at our facilities in Debrecen, Hungary. Additional production primarily of our RF products and of low volume, complex or newly introduced products is done in Austin, Texas. We are currently in the process of ramping up our third manufacturing site in Penang, Malaysia. It is expected that in 2013 our site in Malaysia will produce around 15% to 20% of our total production and will focus primarily on making existing products transferred from our Hungarian production facility to support anticipated growth in our business. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. We manufacture most of the electronic circuit card assemblies, modules and chassis in-house, although subcontractors are used from time to time. We manufacture some of our electronic cable assemblies in-house, but many assemblies are produced by subcontractors. We primarily subcontract our software duplication, our technical manuals and product support documentation.

Our manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources in the U.S., Europe and Asia. Several of these components are available through limited sources. Limited source components purchased include custom ASICs and other RF or custom components. Any disruption of our supply of limited source components, whether resulting from business demand, quality, production or delivery problems, could adversely affect our ability to manufacture our products, which could in turn adversely affect our business and results of operations. See “Our Business is Dependent on Key Suppliers” at page 16 for additional discussion of the risks associated with limited source suppliers.

See “Our Manufacturing Operations are Subject to a Variety of Environmental Regulations and Costs” at page 18 for discussion of environmental matters as they may affect our business.

Backlog

Backlog is a measure of orders that are received but that are not shipped to customers at the end of a quarter. We typically ship products shortly following the receipt of an order. Accordingly, our backlog typically represents less than 5 days sales. Backlog should not be viewed as an indicator of our future sales.

Employees

As of December 31, 2012, we had 6,869 employees worldwide, including 2,007 in research and development, 3,167 in sales and marketing and customer support, 936 in manufacturing and 760 in administration and finance. None of our employees are represented by a labor union and we have never experienced a work stoppage. We consider our employee relations to be good. For fourteen consecutive years, from 1999 to 2012, we have been named among the 100 Best Companies to Work for in America according to FORTUNE magazine.

ITEM 1A.            RISK FACTORS

Uncertain Economic Conditions Could Materially Adversely Affect Our Business and Results of Operations.  Our business is sensitive to fluctuations in general economic conditions, both in the U.S. and globally. The uncertain economic climate, uncertain budget and tax policies, particularly in the U.S. and Europe, negative financial news, volatile foreign currency markets, natural disasters, energy costs, employment levels, labor costs, healthcare costs, declining income or asset values and credit availability, could continue to negatively impact and cause deterioration in the global industrial economy. Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the Global Purchasing Managers Index (PMI). The most recent reading for January 2013 showed the PMI had increased to 51.5 up from a reading of 48.8 for September 2012. This marks the second month since May 2012 that the PMI has had a reading above 50. A PMI reading above 50 indicates an expanding industrial economy while a reading below 50 indicates a contracting industrial economy. We are unable to predict whether the industrial economy, as measured by the PMI, will strengthen or contract during 2013. If the industrial economy, as measured by the PMI, remains at or near a neutral reading of around 50, indicating general weakness, or begins to contract, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and result of operations.

Our Current Domestic Cash Position May Not Be Sufficient to Fund Certain of our Domestic Cash Needs in the Next Twelve Months and We May Need to Seek Funding from External Sources or Repatriate Foreign Earnings. At December 31, 2012, we had $335 million in cash, cash equivalents and short-term investments of which $307 million was held in operating and investment accounts of our foreign subsidiaries. Over the next few months, we will likely seek external financing, most likely in the form of a line of credit, so that we will have sufficient domestic cash to fund continued dividend payments to our stockholders and to fund potential acquisitions. We may also choose to raise additional funds by selling equity or debt securities to the public or to selected investors. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock and a line of credit would likely have covenants or impose other restrictions on our business. We may also choose to repatriate foreign earnings which would be subject to the U.S. federal statutory tax rate of 35% and therefore, would likely have a material adverse effect on our effective tax rate and on our net income and earnings per share. We could also choose to reduce certain expenditures or payments of dividends or suspend our program to repurchase shares of our common stock. Historically, we have not had to rely on debt, public or private, to fund our operating, financing or investing activities.

Orders With a Value of Greater than One Million Dollars Expose Us to Significant Additional Business and Legal Risks that Could Have a Material Adverse Impact on our Business, Results of Operations and Financial Condition. In recent years, we have made a concentrated effort to increase our revenue through the pursuit of orders with a value greater than $1.0 million. As a result of such efforts, this business continues to grow as a percent of our overall business. During 2012, we received a series of orders totaling $59 million for a large graphical system design application from one customer. Including this very large order, we received a total of $76 million in orders from this customer in 2012, of which $72 million or 6% of our total net sales was recognized as revenue in 2012. These type of orders exposes us to significant additional business and legal risks compared to smaller orders. These very large customers frequently require contract terms that vary substantially from our standard terms of sale. These orders can be accompanied by critical delivery commitments and severe contractual liabilities can be imposed on us if we fail to provide the quantity of product at the required delivery times. These customers may also impose product acceptance requirements and product performance evaluations which create uncertainty with respect to the timing of our ability to recognize revenue from such orders. These contracts may have supply constraint requirements which mandate that we allocate large product inventories for a specific contract. These inventory requirements expose us to higher risks of inventory obsolescence and can adversely impact our ability to provide adequate product supply to other customers.

Fulfillment of these contracts can severely challenge our supply chain capabilities at the component acquisition, assembly and delivery stages. Our contracts with such customers may allow the customer to cancel or delay orders without liability which exposes our business and financial results to significant risk. These contracts can require us to develop specific product mitigation plans for product delivery constraints caused by unexpected or catastrophic situations to help assure quick production recovery. We can attempt to manage this risk but there can be no assurance that we will be successful in our efforts. These customers may demand most favored customer pricing, significant discounts, extended payment terms and volume rebates and such terms can adversely impact our revenues, margins, financial results and may also negatively impact our days sales outstanding as these orders become a larger proportion of our overall revenue. These customers may request broad indemnity obligations and large direct and consequential damage provisions in the event their contracts with us are breached, and these provisions expose us to risk and liabilities far in excess of our standard terms and conditions of sale. While we attempt to limit the number of contracts that contain the non-standard terms of sale described above and attempt to contractually limit our potential liability under such contracts, we have been and expect to be forced to agree to some or all of such provisions to secure these customers and to continue to grow our business. Such actions expose us to significant additional risks which could result in a material adverse impact on our business, results of operations and financial condition.

Recent Completion of our Third Manufacturing Facility in Penang, Malaysia Could Adversely Affect our Gross Margin, Results of Operations and Earnings if Anticipated Demand is Not Achieved. Construction of our manufacturing and warehousing facility in Penang, Malaysia was completed in the fourth quarter of 2012. We believe this new facility will support our long term manufacturing and warehousing capacity needs. We are currently in the process of ramping up production at our manufacturing site in Penang, Malaysia. In 2013, we expect this site will produce around 15% to 20% of our total production, focused primarily on making existing products transferred from our Hungarian production facility to support anticipated growth in our business. However, if demand for our products does not grow as expected or if it contracts in future periods, we will have excess warehousing and manufacturing capacity which will cause an increase in overhead that will likely negatively impact our gross margins and results of operations in future periods. In addition, we could experience other cost overruns with respect to our Malaysian facility including those associated with;

•	inefficiencies related to start up operations of this facility;
•	cost overruns related to training a new workforce for this facility;
•	inefficient inventory management.

Increases in the Amount of Revenue Derived from Large Orders Could Adversely Affect our Gross Margin and Could Lead to Greater Variability in our Quarterly Results.  Our large order business, defined as orders with a value greater than $100,000, continues to grow as a percent of our overall business. As a percent of our overall business, orders over $100,000 reached a new high during 2012. Such orders represented 21%, 14% and 12% of our total orders during 2012, 2011 and 2010, respectively. These orders may be more sensitive to changes in the global industrial economy, may be subject to greater discount variability, lower gross margins, and may contract at a faster pace during an economic downturn. Historically, our gross margins have been stable from period to period. To the extent that the amount of our revenue derived from larger orders increases in future periods, both in absolute dollars and as a percent of our overall business, our gross margins could decline, could experience greater volatility and see a greater negative impact from future downturns in the global industrial economy. This dynamic may also have an adverse effect on the historical seasonal pattern of our revenues and our results of operations.

We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results.  We have established an operating budget for 2013. Our budget was established based on the estimated revenue from sales of our products which are based on economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. In 2012, we increased our overall headcount by 634. During 2013, we will see the full year impact of these headcount additions on our operating expenses. If demand for our products in 2013 is less than the demand we anticipated in setting our 2013 budget, our operating results could be negatively impacted. If we exceed the level of expenses established in our 2013 operating budget or if we cannot reduce budgeted expenditures in response to a decrease in revenue, our operating results could be adversely affected. Our spending could exceed our budgets due to a number of factors, including:

•	less than expected capacity utilization of our new manufacturing facility in Penang, Malaysia;
•	inefficiencies related to start up operations of our new manufacturing facility in Penang, Malaysia;
•	cost overruns related to training a new workforce for our new manufacturing facility in Penang, Malaysia;
•	increased costs from hiring more product development engineers or other personnel;
•	increased costs from hiring more field sales personnel;
•	increased manufacturing costs resulting from component supply shortages or component price fluctuations;
•	additional marketing costs for new product introductions or for conferences and tradeshows;
•	the timing cost or outcome of any future intellectual property litigation or commercial disputes;
•	increased component costs resulting from vendors increasing prices in response to increased economic activity; or
•	additional costs related to acquisitions, if any.

Our Quarterly Results are Subject to Fluctuations Due to Various Factors that May Adversely Affect Our Business and Result of Operations.  Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including:

•	changes in the global economy or global credit markets, particularly in the Euro zone;
•	increasing concentration in the amount of revenue derived from very large orders and the pricing, margins, and other terms of such orders;
•	changes in capacity utilization including at our new facility in Malaysia;
•	fluctuations in foreign currency exchange rates;
•	changes in the mix of products sold;
•	the availability and pricing of components from third parties (especially limited sources);
•	the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales;
•	changes in pricing policies by us, our competitors or suppliers;
•	the timing, cost or outcome of any future intellectual property litigation or commercial disputes;
•	delays in product shipments caused by human error or other factors; and,
•	disruptions in transportation channels.

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

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

•	general market and economic conditions, particularly in the Euro zone;
•	our ability to maintain and grow our business with our very largest customers;
•	our ability to meet the volume and service requirements of our very largest customers;
•	industry consolidation, including acquisitions by our competitors;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low cost geographies for manufacturing and/or distribution;
•	product pricing;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	efficiency of manufacturing operations;
•	strategic relationships with our suppliers;
•	product quality and performance;
•	protection of our products by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	the outcome of any future litigation or commercial dispute;
•	barriers to entry imposed by competitors with significant market power in new markets; and,
•	government actions throughout the world.

There can be no assurance that we will be able to compete successfully in the future.

Tax Law Changes in Hungary Could Have a Negative Impact on our Effective Tax Rate, Earnings and Results of Operations.  The profit from our Hungarian operation benefits from the fact that it is subject to an effective income tax rate that is lower than the U.S. federal statutory tax rate of 35%. Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $12 million, $16 million and $13 million for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, effective January 1, 2010, certain qualified research and development expenses became eligible for an enhanced tax deduction. The enhanced tax deduction for research and development expenses resulted in income tax benefits to us of $17 million, $17 million and $13 million for the years ended December 31, 2012, 2011 and 2010, respectively. This tax benefit may not be available in future years due to changes in political conditions in Hungary or changes in tax laws in Hungary and in the U.S. The reduction or elimination of these benefits in Hungary or future changes in U.S. law pertaining to the taxation of foreign earnings could result in an increase in our future effective income tax rate which could have a material adverse effect on our operating results. No countries other than Hungary had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service with regard to any foreign jurisdictions.

Our Income tax Rate could be Affected by a Tax Holiday in Malaysia.  Potential future profits from our new manufacturing facility in Penang, Malaysia is expected to be free of tax under a tax holiday with effect from January 1, 2013.  If we fail to satisfy the conditions of the tax holiday, this tax benefit may not be available. The expiration of the holiday or future changes in U.S. law pertaining to the taxation of foreign earnings could have a material adverse effect on our operating results.

A Substantial Majority of our Manufacturing, Warehousing and Distribution Capacity is Located Outside of the United States. Our Hungarian manufacturing and warehouse facility sourced a substantial majority of our sales in 2012. In 2013, we expect to transition some of this capacity to our newly completed manufacturing, warehouse and distribution facility in Penang, Malaysia.

In order to enable timely shipment of products to our customers we also maintain the vast majority of our inventory at these international locations. In addition to being subject to the risks of maintaining such a concentration of manufacturing capacity and global inventory, these facilities and their operations are also subject to risks associated with doing business internationally, including:

•	a changing and potentially unstable political environment;
•	significant and frequent changes in the corporate tax law;
•	the volatility of the Hungarian forint and Malaysian ringgit relative to the U.S. dollar;
•	difficulty in managing manufacturing operations in foreign countries;
•	challenges in expanding capacity to meet increased demand;
•	difficulty in achieving or maintaining product quality;
•	interruption to transportation flows for delivery of components to us and finished goods to our customers;
•	a restrictive labor code; and,
•	increasing labor costs.

No assurance can be given that our efforts to mitigate these risks will be successful. Any failure to effectively deal with the risks above could result in an interruption in operations of our facilities in Hungary or Malaysia which could have a material adverse effect on our operating results.

Our centralization of inventory and distribution from a limited number of shipping points is subject to inherent risks, including:

•	burdens of complying with additional and/or more complex VAT and customs regulations; and,
•	concentration of inventory increasing the risks associated with fire, natural disasters and logistics disruptions to customer order fulfillment.

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

Our Revenues are Subject to Seasonal Variations.  In previous years, our revenues have been characterized by seasonality, with revenues typically growing from the first quarter to the second quarter, being relatively constant from the second quarter to the third quarter, growing in the fourth quarter compared to the third quarter and declining in the first quarter of the following year from the fourth quarter of the preceding year. This historical trend has been affected and may continue to be affected in the future by broad fluctuations in the global industrial economy as well as the timing of new product introductions or acquisitions. In addition, the increasing percentage of our revenue derived from very large orders could have a significant impact on our historical seasonal trends as these orders may be more sensitive to changes in the global industrial economy, may be subject to greater discount variability, lower gross margins, and may contract at a faster pace during an economic downturn. Our historical seasonal variation could also be significantly impacted if we cannot maintain or grow our business with our very large customers. The continuing economic contraction in the Euro zone could persist or worsen in 2013. If this instability in the Euro zone continues, worsens or negatively affects other economic regions in 2013, it may have a material adverse effect on the seasonal patterns described above as well as on our overall results of operations and profitability. Our total operating expenses have in the past tended to increase in each successive quarter and have fluctuated as a percentage of revenue based on the seasonality of our revenue.

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

Our Acquisitions are Subject to a Number of Costs and Challenges that Could Have a Material Adverse Effect on Our Business and Results of Operations. During the fourth quarter of 2012, we completed three acquisitions including Signalion. During 2011, we completed acquisitions of AWR Corporation (AWR) and Phase Matrix Inc. (PMI). We may in the future acquire additional complementary businesses, products or technologies. Achieving the anticipated benefits of an acquisition depends upon whether the integration of the acquired business, products or technology is accomplished efficiently and effectively. In addition, successful acquisitions generally require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and R&D efforts. These difficulties can become more challenging due to the need to coordinate geographically separated organizations, the complexities of the technologies being integrated, and the necessities of integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration of operations following an acquisition also requires the dedication of management resources, which may distract attention from our day-to-day business and may disrupt key R&D, marketing or sales efforts. Our inability to successfully integrate Signalion or any other acquisition could harm our business. The existing products previously sold by entities we have acquired may be of a lesser quality than our products and/or could contain errors that produce incorrect results on which users rely or cause failure or interruption of systems or processes that could subject us to liability claims that could have a material adverse effect on our operating results or financial position. Furthermore, products acquired in connection with acquisitions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transactions.

Our Business is Dependent on Key Suppliers and Distributors and Disruptions in these Businesses Could Adversely Affect our Business and Results of Operations.  Our manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these components are only available through limited sources. Limited source components purchased include custom application specific integrated circuits (“ASICs”), chassis and other components. We have in the past experienced delays and quality problems in connection with limited source components, and there can be no assurance that these problems will not recur in the future. Accordingly, our failure to receive components from limited suppliers could result in a material adverse effect on our revenues and operating results. In the event that any of our limited suppliers experience significant financial or operational difficulties due to adverse global economic conditions or otherwise, our business and operating results would likely be adversely impacted until we are able to secure another source for the required materials.

In some countries, we use distributors to support our sales channels. In the event that any of our distributors experience significant financial or operational difficulties due to adverse global economic conditions or we experience disruptions in the use of these distributors, our business and operating results would likely be adversely impacted until we are able to secure another distributor or establish direct sales capabilities in the affected market.

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

We Rely on Management Information Systems and Interruptions in our Information Technology Systems Could Adversely Affect our Business.  We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business. We rely on a primary global center for our management information systems and on multiple systems in branches not covered by our global center. As with any information system, unforeseen issues may arise that could affect our ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that our global center for information systems or our branch operations could experience a complete or partial shutdown. A significant system or network disruption could be the result of new system implementations, computer viruses, security breaches, facility issues or energy blackouts. If such a shutdown or disruption occurred, it would adversely impact our product shipments and revenues, as order processing and product distribution are heavily dependent on our management information systems. Such an interruption could also result in a loss of our intellectual property or the release of sensitive competitive information or partner, customer or employee personal data. Any loss of such information could harm our competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages caused by the disruptions or security breaches. Accordingly, our operating results in such periods would be adversely impacted.

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

We are Subject to Risks Associated with Our Website.  We devote significant resources to maintain our Website, ni.com, as a key marketing, sales and support tool and expect to continue to do so in the future. However, there can be no assurance that we will be successful in our attempt to leverage the Web to increase sales. Failure to properly maintain our website may interrupt normal operations, including our ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business which would have a material adverse effect on our results of operations. We host our Website internally. Any failure to successfully maintain our Website or any significant downtime or outages affecting our Website could have a material adverse impact on our operating results.

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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect of decreasing our consolidated sales by $20 million or 2% in 2012, and increasing our consolidated sales by $27 million or 3% in 2011. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing our consolidated operating expenses by $5.8 million or 1% in 2012, and increasing our consolidated operating expenses by $19 million or 3% in 2011.

During 2012, we saw an overall appreciation of the U.S. dollar against the major currencies in the markets we do business in and a high level of volatility in the broader foreign currency exchange markets. During 2011, the U.S. dollar generally declined against most of the major currencies in the markets in which we do business.  We cannot predict to what degree or how long this volatility in the foreign currency exchange markets will continue. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

Our Business Depends on Our Proprietary Rights and We Have Been Subject to Intellectual Property Litigation.  Our success depends on our ability to obtain and maintain patents and other proprietary rights relative to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may have in the past infringed or violated certain of our intellectual property rights. We from time to time engage in litigation to protect our intellectual property rights. In monitoring and policing our intellectual property rights, we have been and may be required to spend significant resources. We from time to time may be notified that we are infringing certain patent or intellectual property rights of others. There can be no assurance that any future intellectual property dispute or litigation will not result in significant expense, liability, injunction against the sale of some of our products, and a diversion of management’s attention, any of which may have a material adverse effect on our operating results.

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

Our Manufacturing Operations are Subject to a Variety of Environmental Regulations and Costs that May Have a Material Adverse Effect on our Business and Results of our Operations.  We must comply with many different governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing operations in the U.S., Hungary, and Malaysia. Although we believe that our activities conform to presently applicable environmental regulations, our failure to comply with present or future regulations could result in the imposition of fines, suspension of production or a cessation of operations. Any such environmental regulations could require us to acquire costly equipment or to incur other significant expenses to comply with such regulations. Any failure by us to control the use of or adequately restrict the discharge of hazardous substances could subject us to future liabilities.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-K contains our management’s certification of adequate disclosure controls and procedures as of December 31, 2012. This report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. This Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.            PROPERTIES

We own approximately 139 acres of land in the Austin, Texas area. Our principal corporate and research and development activities are conducted in three buildings we own in Austin, Texas; a 232,000 square foot office facility, a 140,000 square foot manufacturing and office facility, and a 380,000 square foot research and development facility. We also own a 136,000 square foot office building in Austin, Texas which is being leased to third parties.

Our principle manufacturing activities are conducted in Debrecen, Hungary and Penang, Malaysia. We own a 239,000 square foot manufacturing and distribution facility in Debrecen, Hungary and a new 314,000 square foot manufacturing, research and development, and general and administrative facility in Penang, Malaysia. We also own approximately 23 acres of land comprised of two tracts in an industrial park in Penang, Malaysia.

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

As of December 31, 2012, we also leased a number of sales and support offices in the U.S. and various countries throughout the world. Our sales and support facilities are currently being utilized below maximum capacity to allow for future headcount growth and design/construction cycles, as needed. We believe our existing facilities are adequate to meet our current requirements.

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

ITEM 4.            MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.            MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, $0.01 par value, began trading on The NASDAQ Stock Market under the symbol NATI effective March 13, 1995. Prior to that date, there was no public market for our common stock. The high and low closing prices for our common stock, as reported by Nasdaq for the two most recent fiscal years, are as indicated in the following table:

	High	Low
2012
First Quarter 2012	$28.52	$24.51
Second Quarter 2012	28.40	25.03
Third Quarter 2012	27.87	24.85
Fourth Quarter 2012	25.90	23.37

2011
First Quarter 2011	$32.80	$25.26
Second Quarter 2011	32.93	27.50
Third Quarter 2011	31.02	22.16
Fourth Quarter 2011	28.29	21.72

At the close of business on February 4, 2013, there were approximately 404 holders of record of our common stock and approximately 25,502 beneficial holders of our common stock.

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

Our cash dividend payments for the two most recent fiscal years, on a per share basis, are indicated in the following table. The dividends were paid on the dates set forth below:

Dividend Amount
2012
March 5, 2012	$0.14
May 25, 2012	0.14
August 31, 2012	0.14
December 3, 2012	0.14

2011
February 21, 2011	$0.10
May 31, 2011	0.10
August 29, 2011	0.10
November 28, 2011	0.10

Our policy as to future dividends will be based on, among other considerations, our balance of domestic cash, our ability to obtain external financing through a line of credit, or by selling equity or debt securities to the public or to selected investors, our views on changes in tax rates applied to dividend income, potential future capital requirements related to research and development, expansion into new market areas, strategic investments and business acquisitions, share dilution management, legal risks, and challenges to our business model.

On January 31, 2013, our Board of Directors declared a quarterly cash dividend of $0.14 per common share, payable on March 11, 2013, to stockholders of record on February 19, 2013.

See Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Performance Graph

The following graph compares the cumulative total return to holders of NI’s common stock from December 31, 2007 to December 31, 2012 to the cumulative return over such period of the (i) Nasdaq Composite Index and (ii) Russell 2000 Index. We use the Russell 2000 Index due to the fact that we have not been able to identify a published industry or line of business index that we believe appropriately reflects our industry or line of business. We considered that our primary competitors are divisions of large corporations that have other significant business operations such that any index comprised of such competitors would not be reflective of our industry or line of business. We have also considered using a peer group index but do not believe such index is appropriate as we have not been able to identify other public companies that we believe are principally in the same line of business as we are.

The graph assumes that $100 was invested on December 31, 2007 in NI’s common stock and in each of the other two indices and the reinvestment of all dividends, if any. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
National Instruments	100	73	88	113	117	116
Nasdaq	100	59	86	100	98	114
Russell 2000	100	65	82	102	97	111

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

Issuer Purchase of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1, 2012 to October 31, 2012	-	-	-	3,932,245
November 1, 2012 to November 30, 2012	-	-	-	3,932,245
December 1, 2012 to December 31, 2012	-	-	-	3,932,245
Total	-	-	-

(1) For the past several years, we have maintained various stock repurchase programs. At December 31, 2012, there were 3,932,245 shares available for repurchase under the plan approved on April 21, 2010. This repurchase plan does not have an expiration date.

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

	For the years ended December 31,
	(in thousands, except per share data)
	2012	2011	2010	2009	2008
Statements of Income Data:
Net sales:
Americas	$454,616	$411,006	$359,895	$292,999	$355,878
Europe	297,572	308,619	261,118	210,188	267,373
East Asia	282,512	215,500	180,713	126,147	142,858
Emerging Asia ROW	108,992	89,048	71,494	47,260	54,428
Consolidated net sales	1,143,692	1,024,173	873,220	676,594	820,537
Cost of sales:	280,274	240,964	200,083	169,884	207,109
Gross profit	863,418	783,209	673,137	506,710	613,428
Operating expenses:
Sales and marketing	431,468	388,768	319,606	269,267	307,409
Research and development	222,994	199,071	158,149	132,974	143,140
General and administrative	85,239	82,658	67,069	57,938	67,162
Acquisition related adjustment	6,783	-	-	-	-
Total operating expenses	746,484	670,497	544,824	460,179	517,711
Operating income	116,934	112,712	128,313	46,531	95,717
Other income (expense):
Interest income	716	1,319	1,391	1,629	5,996
Net foreign exchange (loss) gain	(2,246)	(2,755)	(2,585)	734	(3,737)
Other (expense) income, net	(567)	(142)	993	1,351	161
Income before income taxes	114,837	111,134	128,112	50,245	98,137
Provision for income taxes	24,700	17,062	18,996	33,160	13,310
Net income	$90,137	$94,072	$109,116	$17,085	$84,827

Basic earnings per share	$0.74	$0.79	$0.93	$0.15	$0.72

Weighted average shares outstanding - basic	121,973	119,836	116,973	116,280	117,850

Diluted earnings per share	$0.73	$0.78	$0.92	$0.15	$0.71

Weighted average shares outstanding - diluted	122,977	121,220	118,572	117,039	119,272

Cash dividends declared per common share	$0.56	$0.40	$0.35	$0.32	$0.29

	December 31,
	(in thousands)
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$161,996	$142,608	$219,447	$201,465	$229,400
Short-term investments	173,166	223,504	131,215	87,196	6,220
Working capital	522,744	506,644	484,406	413,759	398,292
Total assets	1,284,769	1,154,294	959,682	813,029	832,591
Long-term debt, net of current portion	-	-	-	-	-
Total stockholders' equity	939,128	852,011	744,545	654,420	664,438

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding our future financial performance,  operations, or other activities (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “may,” “will,” “project,” “continue,” or “estimate” or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors including those set forth under the heading “Risk Factors” beginning on page 11, and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

Overview

National Instruments Corporation (“we”, “us” or “our”) designs, manufactures and sells tools to engineers and scientists that accelerate productivity, innovation and discovery. Our graphical system design approach to engineering provides an integrated software and hardware platform that speeds the development of systems needing measurement and control. We believe our long-term vision and focus on technology supports the success of our customers, employees, suppliers and stockholders. We sell to a large number of customers in a wide variety of industries. We have been profitable in every year since 1990. No single customer accounted for more than 7%, 4%, or 4% of our sales in 2012, 2011, or 2010, respectively.

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

In assessing our business, we consider the trends in the Global Purchasing Managers Index (“PMI”) published by JP Morgan, global industrial production as well as industry reports on the specific vertical industries that we target. A PMI reading above 50 is indicative of expansion in the global industrial economy. Our business is sensitive to fluctuations in general economic conditions, both in the U.S. and globally. Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the PMI. The most recent reading for January 2013 showed the PMI had increased to 51.5 up from a reading of 48.8 for September 2012. This marks the second month since May 2012 that the PMI has had a reading above 50. For January 2013, the new order element of the PMI was 51.8 up from 48.0 in September 2012. This is the first time in six months that the new order element of the PMI has had a reading above 50. We are unable to predict whether the industrial economy, as measured by the PMI, will strengthen or contract during 2013. If the industrial economy, as measured by the PMI contracts or remains at a neutral reading at or around 50, indicating general weakness, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and result of operations.

We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. Sales through these alternative channels account for less than 7% of our total sales in 2012. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 60% of our revenues in 2012, 60% of our revenues in 2011 and 59% of our revenues in 2010. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 13 - Segment information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and long-lived assets).

We manufacture a substantial majority of our products at our facilities in Debrecen, Hungary. Additional production primarily of low volume or newly introduced products is done in Austin, Texas. We are currently in the process of ramping up our third manufacturing site in Penang, Malaysia. It is expected that in 2013 our site in Malaysia will produce around 15% to 20% of our total production and will focus primarily on making existing products transferred from our Hungarian production facility to support anticipated growth in our business. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. We manufacture most of the electronic circuit card assemblies, modules and chassis in-house, although subcontractors are used from time to time. We manufacture some of our electronic cable assemblies in-house, but many assemblies are produced by subcontractors. We primarily subcontract our software duplication, our technical manuals and product support documentation.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Years ended December 31,
	2012	2011	2010
Net sales:
Americas	39.8%	40.1%	41.2%
Europe	26.0	30.1	29.9
East Asia	24.7	21.1	20.7
Emerging Asia ROW	9.5	8.7	8.2
Consolidated net sales	100.0	100.0	100.0
Cost of sales	24.5	23.5	22.9
Gross profit	75.5	76.5	77.1
Operating expenses:
Sales and marketing	37.7	38.0	36.6
Research and development	19.5	19.4	18.1
General and administrative	7.5	8.1	7.7
Acquisition related adjustment	0.6	-	-
Total operating expenses	65.3	65.5	62.4
Operating income	10.2	11.0	14.7
Other income (expense):
Interest income	0.1	0.2	0.2
Net foreign exchange loss	(0.2)	(0.3)	(0.3)
Other income, net	(0.0)	-	0.1
Income before income taxes	10.1	10.9	14.7
Provision for income taxes	2.2	1.7	2.2
Net income	7.9%	9.2%	12.5%

Results of Operations for years ended December 31, 2012, 2011 and 2010

Despite difficult economic conditions throughout 2012, we are pleased with our disciplined execution which allowed us to grow revenue 12% year over year and delivering record revenue of $1.14 billion. While we remain cautious in the short-term due to uncertain economic conditions, we are optimistic about our long-term position in the industry through the sustained differentiation we deliver to our customers through graphical system design.

Net Sales.  Our net sales were $1,144 million, $1,024 million and $873 million for the years ended December 31, 2012, 2011 and 2010, respectively, an increase of 12% in 2012 following an increase of 17% in 2011. Product sales were $1,055 million, $956 million and $807 million for the years ended December 31, 2012, 2011 and 2010, respectively, an increase of 10% in 2012 following an increase of 18% in 2011. Software maintenance sales were $87 million, $82 million and $66 million for the years ended December 31, 2012, 2011 and 2010, respectively, an increase of 7% in 2012 following an increase of 24% in 2011. For the year ended December 31, 2012, our net sales were positively impacted by our Settlement Agreement with GSA which was $1.3 million less than the amount previously accrued. For the year ended December 31, 2011, net sales were negatively impacted by the $13 million accrual related to our GSA contract.  The revenue increase in 2012 compared to 2011 is attributed to increases in sales volume in the Americas, East Asia and Emerging Asia Rest of World (ROW). In 2011, the revenue increase is attributed to increases in sales volume across all regions of our business.

We did not take any significant action with regard to pricing during the years ended December 31, 2012, 2011 and 2010.

Large orders, defined as orders with a value greater than $100,000, grew by 67%, during 2012 following growth of 38% during 2011. During 2012, 2011 and 2010, these large orders were 21%, 14% and 12%, respectively, of our total orders. During 2012, we received a series of orders totaling $59 million for a large graphical system design application from one customer of which $56 million was recognized in revenue during 2012. Including this order, we received a total of $76 million in orders from this customer in 2012, of which $72 million or 6% of our total net sales was recognized as revenue in 2012. Larger orders may be more sensitive to changes in the global industrial economy, may be subject to greater discount variability and may contract at a faster pace during an economic downturn.

For the years ended December 31, 2012, 2011 and 2010, net sales in the Americas were $455 million, $411 million and $360 million, respectively, an increase of 11% in 2012 following an increase of 14% in 2011. Sales in the Americas, as a percentage of consolidated sales were 40%, 40% and 41%, respectively, over the three year period. In Europe, net sales were $298 million, $309 million and $261 million, respectively, a decrease of 4% in 2012 following an increase of 18% in 2011. The decrease in 2012 was mainly the result of changes in foreign currency exchange rates. Sales in Europe, as a percentage of consolidated sales were 26%, 30% and 30%, respectively, over the three year period. In East Asia, sales were $283 million, $216 million and $181 million, respectively, an increase of 31% in 2012 following an increase of 19% in 2011. The increase in 2012 was impacted by the large graphical system design application discussed above. Net sales in East Asia, as a percentage of consolidated sales were 25%, 21% and 21%, respectively, over the three year period. We defined East Asia to include greater China, Japan and Korea. In Emerging Asia ROW, net sales were $109 million, $89 million and $71 million, respectively, an increase of 22% in 2012 following an increase of 25% in 2011. Sales in Emerging Asia ROW, as a percentage of consolidated sales were 10%, 9% and 8%, respectively, over the three year period. We define Emerging Asia ROW to include Southeast Asia, Africa, the Middle East, and the former Russian Republics.

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

Almost all of the sales made by our direct sales offices in the Americas, outside of the U.S., Europe, East Asia, and Emerging Asia ROW are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. For 2012, in local currency terms, our total sales increased by $138 million or 13%, Americas sales increased by $45 million or 11%, European sales increased by $4.6 million or 1%, sales in East Asia increased by $63 million or 29%, and sales in Emerging Asia ROW increased by $25 million or 28%. During this same period, the change in exchange rates had the effect of decreasing our total sales by $20 million or 2%, decreasing Americas sales by $1.8 million or 0.4%, decreasing European sales by $18 million or 6%, increasing East Asia by $4.0 million or 2% and decreasing Emerging Asia ROW sales by $4.9 million or 6%.

For 2011, in local currency terms, our total sales increased by $128 million or 15%, Americas sales increased by $50 million or 14%, European sales increased by $37 million or 16%, and sales in East Asia increased by $27 million or 15%, and sales in Emerging Asia ROW increased by $14 million or 19%. During this same period, the change in exchange rates had the effect of increasing our total sales by $27 million or 3%, increasing Americas sales by $1 million or 0.4%, increasing European sales by $13 million or 5%, increasing East Asia by $7.4 million or 4% and  increasing Emerging Asia ROW sales by $5.7 million or 8%.

To help protect against a reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue denominated in foreign currencies with forward and purchased option contracts. During 2012, these hedges had the effect of increasing our consolidated sales by $2.9 million. During 2011, these hedges had the effect of decreasing our consolidated sales by $3.9 million. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2012 and 2011).

Gross Profit. For the years ended December 31, 2012, 2011 and 2010, gross profit was $863 million, $783 million and $673 million, respectively. As a percentage of sales, gross profit was 76%, 77% and 77% in 2012, 2011 and 2010, respectively. During the year ended December 31, 2012, gross margin was negatively impacted by the decline in our European business as a result of the weakness of the European industrial economy and the weaker Euro as well as the lower than average gross margin on our largest order. We continued to focus on cost control and cost reduction measures throughout our manufacturing cycle. These cost control and cost reduction measures along with sales growth have helped us to maintain relative stability in our gross margin.

During 2012 and 2011, the change in exchange rates had the effect of decreasing our cost of sales by $1.2 million or 1% and increasing our cost of sales by $4.7 million or 2%, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with forward contracts. During 2012 and 2011, these hedges had the effect of decreasing our cost of sales by $402,000 and decreasing our cost of sales by $1.4 million, respectively. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2012 and 2011).

Operating Expenses. For the years ended December 31, 2012, 2011 and 2010, operating expenses were $746 million, $670 million and $545 million, respectively, an increase of 11% in 2012, following an increase of 23% in 2011. During 2012, our operating expenses grew 16% during the first half of the year, compared to the first half of 2011 and grew by 8% during the second half of the year, compared to the second half of 2012. The 8% growth in the second half of the year includes an adjustment to the accrual related to our AWR acquisition of $6.8 million as a result of AWR’s performance exceeding our prior expectations. Overall, the increase in our operating expenses in 2012 was due to higher personnel related expenses of $51 million which included commissions, variable compensation and benefits, higher expenses for building, equipment and supplies of $9 million, higher expenses related to marketing and outside services of $8 million,  higher travel related expenses of $7.3 million and higher equity based compensation of $4.6  million. Over the same period, the net impact of changes in foreign currency exchange rates decreased our operating expense by $5.8 million. The increase in personnel expenses is related to a net increase in our headcount of 634 employees during 2012.

The increase in our operating expenses in 2011 was due to higher personnel related expenses of $48 million which included commissions, variable compensation and benefits as well as the fact that temporary cost cutting measures enacted in 2009 were still in place in January 2010, higher expenses related to marketing and outside services of $25 million, higher expenses for building, equipment and supplies of $12 million, higher travel related expenses of $11 million, higher equity based compensation of $4.2 million and higher software development costs of $3.7 million. Over the same period, the net impact of changes in foreign currency exchange rates increased our operating expense by $19 million.

For the years ended December 31, 2012, 2011 and 2010, operating expenses as a percentage of net sales were 65%, 66% and 62%, respectively. The year over year decrease in our operating expenses as a percentage of net sales in 2012 compared to 2011 is attributed to the fact that we grew our overall operating expenses by 11% while our net sales grew by 12%. For 2011, the increase in our operating expenses as a percent of sales was due to the fact that we grew our overall operating expense by 23% while our net sales grew by 17%.

We believe that our long-term growth and success depends on developing high quality software and hardware products and delivering those products to our customers on a timely basis. To that end, we made investments in research and development and our field sales force a priority. For the years ended December 31, 2012 and 2011, our research and development expenses were $223 million and $199 million, respectively, an increase of 12% following an increase of 26% in 2011. From a regional perspective, the increase in research and development in 2012, had a larger impact on the operating income of the Americas as the Americas absorbed $21 million of the overall $24 million increase. The overall increase in research and development expense was due to an increase in our research and development headcount to 2,007 at December 31, 2012 from 1,868 at December 31, 2011. This increase in headcount is consistent with our stated plan to make investment in research and development a priority to support our long-term growth.

Operating Income.    For the years ended December 31, 2012, 2011 and 2010, operating income was $117 million, $113 million and $128 million, respectively, an increase of 4% in 2012, following an decrease of 12% in 2011. As a percentage of net sales, operating income was 10%, 11% and 15%, respectively, over the three year period. Our operating income in 2012 includes the negative impact of the adjustment to the accrual related to our AWR acquisition of $6.8 million as a result of AWR’s performance exceeding our prior expectations and the positive impact of a $1.3 million favorable settlement from our GSA contract during the second quarter of 2012. The settlement of this matter was $1.3 million less than what we estimated in 2011. The decrease in our operating income as a percent of sales during 2011 can be attributed to our overall increase in operating expenses of 23% when compared to the overall net sales increase of 17%. Operating income for 2011 was negatively impacted by the $13 million accrual related to our GSA contract, which reduced our revenue in 2011.

Interest Income.    Interest income was $716,000, $1.3 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, a decrease of 46% in 2012, following a decrease of 5% in 2011. We continue to see low yields for high quality investment alternatives that comply with our corporate investment policy. We do not expect yields in these types of investments to increase significantly in 2013.

Net Foreign Exchange Loss.  Net foreign exchange loss was $(2.2) million, $(2.8) million, and $(2.6) million for the years ended December 31, 2012, 2011 and 2010, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in markets for which our functional currency is not the U.S. dollar. During 2012, we saw an overall appreciation of the U.S. dollar against the major currencies in the markets we do business in and a high level of volatility in the broader foreign currency exchange markets. During 2011, the U.S. dollar generally declined against most of the major currencies in the markets in which we do business. We cannot predict to what degree or how long this volatility in the foreign currency exchange markets will continue. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international markets.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange loss”. Our hedging strategy increased our foreign exchange losses by $2.1 million in 2012, reduced our foreign exchange losses by $959,000 in 2011, and increased our foreign exchange gain by $1.6 million in 2010.

Provision for Income Taxes.    For the years ended December 31, 2012, 2011 and 2010, our provision for income taxes reflected an effective tax rate of 22%, 15% and 15%, respectively. The factors that caused our effective tax rate to change in 2012 compared to 2011 are detailed in the table below:

Years ended
December 31,
Effective tax rate for 2011	15%
Decreased profits in foreign jurisdictions with reduced income tax rates	2
Change in non-deductible stock-based compensation expense as a percentage of net income	1
Change in enhanced deduction for certain research and development expenses	1
Change in intercompany profit	(1)
Nondeductible acquisition costs	2
Change in research and development tax credits	3
Other	(1)
Effective tax rate for 2012	22%

(See Note 9 – Income taxes of Notes to Consolidated Financial Statements for further discussion regarding changes in our effective tax rate and a reconciliation of income taxes at the U.S. federal statutory income tax rate of 35% to our effective tax rate).

Quarterly results of operations

The following quarterly results have been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. You should read the following tables presenting our quarterly results of operations in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. The unaudited quarterly financial data for each of the eight quarters in the two years ended December 31, 2012 are as follows:

	Three months ended
	(in thousands, except per share data)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net sales	$261,133	$292,259	$289,974	$300,326
Gross profit	199,785	221,408	216,480	225,745
Operating income	24,344	34,864	29,926	27,800
Net income	18,642	26,441	24,340	20,713
Basic earnings per share	$0.15	$0.22	$0.20	$0.17
Weighted average shares outstanding - basic	120,908	121,801	122,402	122,754
Diluted earnings per share	$0.15	$0.22	$0.20	$0.17
Weighted average shares outstanding - diluted	121,972	122,759	123,074	123,375
Dividends declared per share	$0.14	$0.14	$0.14	$0.14

	Three months ended
	(in thousands, except per share data)
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net sales	$237,850	$253,284	$254,988	$278,051
Gross profit	185,374	197,398	189,773	210,664
Operating income	36,512	32,942	10,756	32,502
Net income	30,461	26,548	12,736	24,327
Basic earnings per share	$0.26	$0.22	$0.11	$0.20
Weighted average shares outstanding - basic	118,693	119,736	120,308	120,582
Diluted earnings per share	$0.25	$0.22	$0.11	$0.20
Weighted average shares outstanding - diluted	120,443	121,161	121,102	121,453
Dividends declared per share	$0.10	$0.10	$0.10	$0.10

Other operational metrics

We believe that the following additional unaudited operational metrics assists investors in assessing our operational performance relative to our peers and to our historical results.

Acquisition Related Deferred Revenue excluded from Revenue and GSA Accrual Reduction to Revenue. For the three month periods and years ended December 31, 2012 and 2011, the excluded acquisition related deferred revenue and the reduction of revenue resulting from our GSA accrual were as follows:

(In thousands)	Three Months Ended December 31,		Years Ended December 31,
	2012	2011	2012	2011
Revenue
Acquisition related deferred revenue	$-	$1,912	$2,156	$4,730
GSA accrual	-	-	(1,349)	13,107
Provision for income taxes	-	(669)	(282)	(6,242)
Total	$-	$1,243	$525	$11,595

Charges Related to Stock-based Compensation, Amortization of Acquired Intangibles and Acquisition Related Transaction Costs. For the three month periods and years ended December 31, 2012 and 2011, the gross charges related to stock-based compensation as a component of cost of sales, sales and marketing, research and development, and general and administrative expenses and the total charges were as follows:

(In thousands)	Three Months Ended December 31,		Years Ended December 31,
	2012	2011	2012	2011
Stock-based compensation
Cost of sales	$430	$411	$1,719	$1,527
Sales and marketing	3,033	2,702	11,612	9,711
Research and development	2,919	2,625	10,909	8,870
General and administrative	908	831	3,556	3,111
Provision for income taxes	(2,193)	(2,041)	(7,579)	(6,827)
Total	$5,097	$4,528	$20,217	$16,392

For the three month periods and years ended December 31, 2012 and 2011, the gross charges related to the amortization of acquisition related intangibles as a component of cost of sales, sales and marketing, research and development, and other income, net and the total charges were as follows:

(In thousands)	Three Months Ended December 31,		Years Ended December 31,
	2012	2011	2012	2011
Amortization of acquired intangibles
Cost of sales	$2,165	$2,469	$8,926	$7,064
Sales and marketing	476	447	1,819	1,071
Research and development	217	-	217	-
Other income, net	194	190	765	955
Provision for income taxes	(964)	(993)	(3,717)	(2,736)
Total	$2,088	$2,113	$8,010	$6,354

For the three month periods and years ended December 31, 2012 and 2011, the gross charges related to acquisition related transaction costs as a component of cost of sales, sales and marketing, research and development, general and administrative expenses, acquisition related adjustment, and the total charges were as follows:

(In thousands)	Three Months Ended December 31,		Years Ended December 31,
	2012	2011	2012	2011
Acquisition related transaction costs
Cost of sales	$(56)	$32	$(24)	$54
Sales and marketing	177	220	606	1,349
Research and development	165	106	360	176
General and administrative	355	47	393	505
Acquisition related adjustment	6,783	-	6,783	-
Provision for income taxes	(105)	(142)	(348)	(288)
Total	$7,319	$263	$7,770	$1,796

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments.  The following table presents our working capital, cash and cash equivalents and marketable securities:

(In thousands)	December 31, 2012	December 31, 2011	Increase/(Decrease)

Working capital	$522,744	$506,644	$16,100
Cash and cash equivalents (1)	161,996	142,608	19,388
Short-term investments (1)	173,166	223,504	(50,338)
Total cash, cash equivalents and short-term investments	$335,162	$366,112	$(30,950)

(1) Included in working capital

During 2012, our working capital increased by $16 million. Factors contributing to this increase in our working capital were an increase in accounts receivable of $30 million and an increase in inventory of $38 million, offset by a decrease in our cash, cash equivalents and short-term investments of $31 million, an increase in accounts payable of $24 million, and an increase in current deferred revenue of $11 million. The increase in our working capital accounts can be attributed to our overall business growth during 2012. The change in our cash, cash equivalents and short-term investments is discussed in more detail below under the heading Cash Provided and (Used) in the Years ended December 31, 2012 and 2011.

Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our cash and investments that are located outside of the U.S. are denominated in U.S. dollars with the exception of $25 million U.S. dollar equivalent of German government sovereign debt that is denominated in Euro. Our German government sovereign debt holdings have a maximum maturity of 24 months and carry Aaa/AAA ratings. At December 31, 2012, we had $335 million in cash, cash equivalents and short-term investments. Approximately $28 million or 8% of these amounts were held in domestic accounts with various financial institutions and $307 million or 92% was held in accounts outside of the U.S. with various financial institutions. Of our short-term investments, $1.5 million or 1% is held in our investment accounts in the U.S. and $172 million or 99% is held in investment accounts of our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

Cash Provided and (Used) in the Years ended December 31, 2012 and 2011.  Cash and cash equivalents increased to $162 million at December 31, 2012 from $143 million at December 31, 2011. The following table summarizes the proceeds and (uses) of cash:

(In thousands)	December 31,
	2012	2011
Cash provided by operating activities	$132,516	$169,899
Cash used by investing activities	(77,827)	(236,833)
Cash used by financing activities	(35,301)	(9,905)
Net change in cash equivalents	19,388	(76,839)
Cash and cash equivalents at beginning of year	142,608	219,447
Cash and cash equivalents at end of period	$161,996	$142,608

For the years ended December 31, 2012 and 2011, cash provided by operating activities was $133 million and $170 million, respectively. Year over year, we saw a decrease in net income of $3.9 million as well as a decrease in cash provided by operating assets and liabilities of $33 million.

Accounts receivable increased to $187 million at December 31, 2012 compared to $157 million at December 31, 2011. Days sales outstanding was 55 days at December 31, 2012, compared to 51 days at December 31, 2011. We typically bill customers on an open account basis subject to our standard net 30 day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable balance could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may face issues gaining access to sufficient funding or credit.

Consolidated inventory balances increased to $170 million at December 31, 2012 from $132 million at December 31, 2011. Inventory turns were 1.9 in each of the years ended December 31, 2012 and 2011. Inventory increased by $38 million during the year ended December 31, 2012, as we took actions to support the expected growth in our overall business. Our inventory levels will continue to be determined based upon our anticipated demand for products and our need to keep sufficient inventory on hand to meet our customers’ demands. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels. Rapid changes in customer demand could have a significant impact on our inventory balances in future periods.

Investing activities used cash of $78 million during the year ended December 31, 2012, as the result of our acquisitions of $25 million, net of cash received, as well as the purchase of property and equipment and other intangibles of $91 million, the capitalization of internally developed software of $12 million, offset by the net sale of $50 million of short-term investments. For the year ended December 31, 2011, Investing activities used cash of $237 million, which was the result of our acquisitions of AWR Corporation (AWR) and Phase Matrix Inc. (PMI) for $45 million, net of cash received, and $28 million, net of cash received, respectively, as well as the purchase of property and equipment and other intangibles of $60 million, the capitalization of internally developed software of $12 million, and the net purchase of $91 million of short-term investments. (See Note 16 – Acquisitions of Notes to Consolidated Financial Statements for further discussion regarding the acquisition of AWR and PMI).

Financing activities used cash of $35 million during the year ended December 31, 2012, which was the result of $68 million used to pay dividends to our stockholders offset by $31 million received from the issuance of our common stock from the exercise of stock options and under our employee stock purchase plan as well as a tax benefit of $2.2 million. For the year ended December 31, 2011, financing activities used $10 million, which was the result of $48 million used to pay dividends to our stockholders offset by $33 million received from the issuance of our common stock from the exercise of stock options and under our employee stock purchase plan as well as a tax benefit of $5.2 million.

From time to time, our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. Under such programs, we repurchased a total of 2,089,098 shares of our common stock at a weighted average price of $20.04 per share in the year ended December 31, 2010. On April 21, 2010, our Board of Directors approved a new share repurchase program that increased the aggregate number of shares of common stock that we are authorized to repurchase from 1,011,147 to 4.5 million. At December 31, 2012, there were 3,932,245 shares remaining available for repurchase under this plan. This repurchase plan does not have an expiration date. We did not repurchase any shares of our common stock during the years ended during 2012 and 2011.

During the year ended December 31, 2012, we received less proceeds from the exercise of stock options compared to the year ended December 31, 2011. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control and in the future, we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, since 2005, it has been our practice to issue restricted stock units and not stock options to eligible employees which will reduce the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to us.

Contractual Cash Obligations.  The following summarizes our contractual cash obligations as of December 31, 2012:

	Payments due by period
(In thousands)	Total	2013	2014	2015	2016	2017	Beyond
Long-term debt	$-	$-	$-	$-	$-	$-	$-
Capital lease obligation	-	-	-	-	-	-	-
Operating leases	63,330	17,096	14,042	12,132	8,030	5,011	7,019
Total contractual obligations	$63,330	$17,096	$14,042	$12,132	$8,030	$5,011	$7,019

The following summarizes our other commercial commitments as of December 31, 2012:

(In thousands)	Total	2013	2014	2015	2016	2017	Beyond
Guarantees	$4,978	$4,978	$-	$-	$-	$-	$-
Purchase obligations	7,268	7,268	-	-	-	-	-
Total commercial commitments	$12,246	$12,246	$-	$-	$-	$-	$-

We have commitments under non-cancelable operating leases primarily for office facilities throughout the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. As of December 31, 2012, we had non-cancelable operating lease obligations of approximately $63 million compared to $54 million at December 31, 2011. Rent expense under operating leases was $17 million, $16 million and $14 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. As of December 31, 2012, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7 million over the next twelve months. At December 31, 2011, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $14 million.

At December 31, 2012, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $5.0 million. At December 31, 2011, we had outstanding guarantees for payment of customs, foreign grants and potential customer disputes totaling approximately $4.8 million.

Off-Balance Sheet Arrangements.    We do not have any debt or off-balance sheet debt. As of December 31, 2012, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Prospective Capital Needs.  We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations as well as from the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, payment of dividends to our stockholders and repurchases of our common stock for at least the next 12 months. Over the next few months, we will likely seek external financing, most likely in the form of a line of credit so that we will have sufficient domestic cash to fund continued dividends to our stockholders and to fund potential acquisitions. We may also choose to raise additional funds by selling equity or debt securities to the public or to selected investors.  If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock and a line of credit would likely have covenants or impose other restrictions on our business. We may also choose to repatriate foreign earnings which would be subject to the U.S. federal statutory tax rate of 35% and therefore, would likely have a material adverse effect on our effective tax rate and on our net income and earnings per share. We could also choose to reduce certain expenditures or payments of dividends or suspend our program to repurchase shares of our common stock. Historically, we have not had to rely on debt, public or private, to fund our operating, financing or investing activities.

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

We sell test and measurement solutions that include hardware, software licenses, and related services. Our sales are generally made under standard sales arrangements with payment terms ranging from net 30 days in the U.S. to net 30 days and up to net 120 days in some international markets. We offer rights of return and standard warranties for product defects related to our products. The rights of return are generally for a period of up to 30 days after the delivery date. Our standard warranties cover periods ranging from 90 days to three years. We do not generally enter into contracts requiring product acceptance from the customer.

In recent years, we have made a concentrated effort to increase our revenue through the pursuit of orders with a value greater than $1.0 million. These orders often include contract terms that vary substantially from our standard terms of sale including product acceptance requirements and product performance evaluations which create uncertainty with respect to the timing of our ability to recognize revenue from such orders. These orders may also include most favored customer pricing, significant discounts, extended payment terms and volume rebates which also creates uncertainty with respect to the timing of our ability to recognize revenue from such orders.

Sales of application software licenses include post-contract support services. Other services include customer training, customer support, and extended warranties.

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. For most of our hardware and software sales, title and risk of loss transfer upon delivery. For services, we recognize revenue when the service is provided, except for extended warranties for which revenue is recognized ratably over the warranty period.

We enter into certain arrangements in which we deliver multiple products and/or services (“multiple elements”).  These arrangements may include hardware, software, and services. On January 1, 2011, we prospectively adopted accounting rules that changed the criteria for separating consideration in multiple-deliverable arrangements.  These rules changed the application of the residual method of allocation and require that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method.  Revenue allocated to each element is then recognized when the basic revenue recognition criteria for that element have been met.  The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third–party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. The adoption of the amended revenue recognition rules did not change the units of accounting for our revenue transactions. It also did not significantly change how we allocated the arrangement consideration to the various units of accounting or the timing of revenue. The impact of our adoption was not material to our consolidated financial statements for the years ended December 31, 2012 and 2011.

Software revenue recognition rules are applied to software sold on a stand-alone basis, and to software sold as part of a multiple element arrangement with hardware where the software is not required to deliver the tangible product's essential functionality.  Under these rules, when VSOE of fair value is not available for a delivered element but is available for the undelivered element of a multiple element arrangement, sales revenue is recognized on the date the product is shipped, using the residual method, with the portion deferred that is related to undelivered elements.  Undelivered elements related to software are generally restricted to post contract support and training and education. The amount of revenue allocated to these undelivered elements is based on the VSOE of fair value for those undelivered elements. Deferred revenue due to undelivered elements is recognized ratably over the service period or when the service is completed. When VSOE of fair value is not available for the undelivered element of a multiple element arrangement, sales revenue for the entire sales contract value is generally recognized ratably over the service period of the undelivered element, generally 12 months or when the service is completed in accordance with the subscription method.

The application of revenue recognition standards requires judgment, including whether a software arrangement includes multiple elements, and if so, whether VSOE of fair value exists for those elements. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product’s estimated life cycle could materially impact the amount of our earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

•	Estimating allowances for sales returns

The preparation of financial statements requires that we make estimates and assumptions of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of our sales returns allowance. Significant judgments and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. A provision for estimated sales returns is made by reducing recorded revenue by the amount of the allowance. Accounts receivable is reported net of the allowance for sales returns. Our allowance for sales returns was $2.1 million and $1.6 million at December 31, 2012 and 2011, respectively. Material differences may result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates or if our actual results varied materially from our estimates.

•	Estimating allowances, specifically the allowance for doubtful accounts and the adjustment for excess and obsolete inventories

In addition to estimating an allowance for sales returns, we must also make estimates about the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. Our allowance for doubtful accounts was $2.8 million and $2.6 million at December 31, 2012 and 2011, respectively. We also write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based on assumptions of future demand and market conditions. Our allowance for excess and obsolete inventories was $3.8 million and $4.2 million at December 31, 2012 and 2011, respectively. Significant judgments and estimates must be made and used in connection with establishing these allowances. Material differences may result in the amount and timing of our bad debt and inventory obsolescence if we made different judgments or utilized different estimates or if actual results varied materially from our estimates.

•	Accounting for costs of computer software

We capitalize costs related to the development and acquisition of certain software products. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Technological feasibility for our products is established when the product is available for beta release. Judgment is required in determining when technological feasibility of a product is established. Amortization is computed on an individual product basis for those products available for market and has been recognized based on the product’s estimated economic life, generally three years. At each balance sheet date, the unamortized costs are reviewed by management and reduced to net realized value when necessary. As of December 31, 2012 and 2011 unamortized capitalized software development costs were $22 million and $23 million, respectively.

•	Valuation of long-lived and intangible assets

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In accordance with FASB ASC 350, Intangibles – Goodwill and Other (FASB ASC 350), goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 29, 2012. No impairment of goodwill and long-lived and intangible assets was identified during 2012 and 2011. Goodwill is deductible for tax purposes in certain jurisdictions. We have defined our operating segment based on geographic regions. We sell our products in four geographic regions. Our sales to these regions share similar economic characteristics, similar product mix, similar customers, and similar distribution methods. Accordingly, we have elected to aggregate these four geographic regions into a single operating segment. As we have one reporting segment, we allocate goodwill to one reporting unit for goodwill impairment testing. Factors considered important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;
•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•	significant negative industry or economic trends; and,
•	our market capitalization relative to net book value.

When it is determined that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate. As of December 31, 2012 and 2011, we had goodwill of approximately $147 million and $131 million, respectively.

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

The tax position of our Hungarian operations continues to benefit from assets created by the restructuring of our operations in Hungary in 2003. In addition, our research and development activities in Hungary continue to benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. Partial release of the valuation allowance on assets from the restructuring and the enhanced tax deduction for research expenses resulted in income tax benefits of $17 million and $19 million for the years ended December 31, 2012 and 2011, respectively.

Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $12 million and $16 million for the years ended December 31, 2012 and 2011, respectively. No country other than Hungary had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service with regard to any foreign jurisdictions.

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

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

Our international sales are subject to inherent risks, including fluctuations in local economies; fluctuations in foreign currencies relative to the U.S. dollar; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties and costs in the repatriation of earnings and burdens of complying with a wide variety of foreign laws.

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect of decreasing our consolidated sales by $20 million or 2% in 2012, and increasing our consolidated sales by $27 million or 3% in 2011. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing our consolidated operating expenses by $5.8 million or 1% in 2012, and increasing our consolidated operating expenses by $19 million or 3% in 2011.

During the 2012, there was an overall appreciation of the U.S. dollar against the major currencies we do business in and a high level of volatility in the broader foreign exchange markets. During the first half of 2011, the U.S. dollar generally declined against most of the major currencies in the markets in which we do business. We cannot predict to what degree or how long this volatility in the foreign currency exchange markets will continue. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

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

During 2012, our hedges had the effect of increasing our consolidated sales by $2.9 million, decreasing our cost of sales by $402,000, and decreasing our operating expenses by $259,000. During 2011, these hedges had the effect of decreasing our consolidated sales by $3.9 million, decreasing our cost of sales by $1.4 million, and decreasing our operating expenses by $556,000. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales, cost of sales and operating expenses for the years ended December 31, 2012 and 2011).

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

In recent years, we have made a concentrated effort to increase our revenue through the pursuit of orders with a value greater than $1.0 million. Fulfillment of these contracts can severely challenge our supply chain capabilities at the component acquisition, assembly and delivery stages. These contracts can also require us to develop specific product mitigation plans for product delivery constraints caused by unexpected or catastrophic situations to help assure quick production recovery and to comply with critical delivery commitments where severe contractual liabilities can be imposed on us if we fail to provide the quantity of products at the required delivery times. In order to mitigate the risks associated with these contractual requirements, we may choose to build inventory levels for certain parts or systems. Because our contracts with such customers may allow the customer to cancel or delay orders without liability, such actions expose our business to increased risk of inventory obsolescence.

Market Risk

We are exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in foreign currency values and changes in the market value of our investments.

Cash, Cash Equivalents and Short-Term Investments

At December 31, 2012, we had $335 million in cash, cash equivalents and short-term investments. We maintain cash and cash equivalents with various financial institutions located in many countries throughout the world. Approximately $28 million or 8% of these amounts were held in domestic accounts with various financial institutions and $307 million or 92% was held in accounts outside of the U.S. with various financial institutions. At December 31, 2012, $141 million or 87% of our cash and cash equivalents was held in cash in various operating accounts throughout the world, and $21 million or 13% was held in money market accounts. The most significant of our operating accounts was our Hong Kong operating account which held approximately $26 million or 16% of our total cash and cash equivalents at a bank that carried A+/A2/AA- ratings at December 31, 2012. Our short-term investment balance is comprised of $1.5 million or 1% held in our investment accounts in the U.S. and $172 million or 99% held in investment accounts of our foreign subsidiaries. We have $25 million U.S. dollar equivalent of German government sovereign debt and $8 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. Our German government sovereign debt holdings have a maximum maturity of 24 months and carry Aaa/AAA ratings.

We value our available-for-sale short term investments based on pricing from third party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. We classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. We believe these sources reflect the credit risk associated with each of our available for sale short term investments.

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

We account for our investments in debt and equity instruments under FASB ASC 320 Investments – Debt and Equity Securities (FASB ASC 320). Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of shareholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments at December 31, 2012 and December 31, 2011 was $173 million and $224 million, respectively. The decrease was due to the net sale of $50 million of short-term investments which was used to fund payment of dividends to our stockholders and our acquisitions during the fourth quarter of 2012.

We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income. There were not any other than temporary impairments recognized in other expense during 2012 and 2011.

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

In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of December 31, 2012, a 100 basis point increase or decrease in interest rates across all maturities would result in a $844,000 increase or decrease in the fair market value of our portfolio. As of December 31, 2011, a similar 100 basis point shift in the yield curve would have resulted in a $1.9 million increase or decrease in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is a other than temporary impairment. Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of December 31, 2012, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

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

Exchange Rate Risk

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. The principal currencies hedged are the Euro, British pound, Japanese yen, Korean won and Hungarian forint. We monitor our foreign exchange exposures regularly to help ensure the overall effectiveness of our foreign currency hedge positions. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at December 31, 2012 and December 31, 2011, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $22 million and $23 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages 51 through 80 hereof. Also see “Quarterly results of operations” on page 29.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the year ended December 31, 2012.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, which was the end of our fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization and our internal audit department.

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2012, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Registrant
NATIONAL INSTRUMENTS CORPORATION
February 19, 2013	BY:	/s/ Dr. James J. Truchard
Dr. James J. Truchard
Chairman of the Board and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. James J. Truchard and Alexander M. Davern, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10‑K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Dr. James J. Truchard	Chairman of the Board and President (Principal Executive Officer)	February 19, 2013
Dr. James J. Truchard
/s/ Alex M. Davern	EVP, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 19, 2013
Alex M. Davern

/s/ Jeffrey L. Kodosky	Director	February 19, 2013
Jeffrey L. Kodosky

/s/ Dr. Donald M. Carlton	Director	February 19, 2013
Dr. Donald M. Carlton

/s/ Charles J. Roesslein	Director	February 19, 2013
Charles J. Roesslein

/s/ Duy-Loan T. Le	Director	February 19, 2013
Duy-Loan T. Le

/s/ John K. Medica	Director	February 19, 2013
John K. Medica

/s/ John M. Berra	Director	February 19, 2013
John M. Berra

NATIONAL INSTRUMENTS CORPORATION

All schedules are omitted because the required information is already included in our notes to our consolidated financial statements or because they are not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of National Instruments Corporation:

We have audited the accompanying consolidated balance sheets of National Instruments Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Instruments Corporation at December 31, 2012  and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Instruments Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

February 19, 2013

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of National Instruments Corporation:

We have audited National Instruments Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Instruments Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, National Instruments Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Instruments Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 19, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

February 19, 2013

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$161,996	$142,608
Short-term investments	173,166	223,504
Accounts receivable, net	187,060	157,056
Inventories, net	169,990	131,995
Prepaid expenses and other current assets	48,009	38,082
Deferred income taxes, net	27,479	26,304
Total current assets	767,700	719,549
Property and equipment, net	249,721	190,148
Goodwill	147,258	130,747
Intangible assets, net	93,913	83,866
Other long-term assets	26,177	29,984
Total assets	$1,284,769	$1,154,294
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$65,080	$41,111
Accrued compensation	29,978	29,616
Deferred revenue - current	90,714	80,059
Accrued expenses and other liabilities	34,373	37,612
Other taxes payable	24,811	24,507
Total current liabilities	244,956	212,905
Deferred income taxes	47,630	43,186
Liability for uncertain tax positions	20,920	19,494
Deferred revenue - long-term	20,446	10,015
Other long-term liabilities	11,689	16,683
Total liabilities	345,641	302,283
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $0.01; 180,000,000 shares authorized; 122,878,690 and 120,677,143 shares issued and outstanding, respectively	1,229	1,207
Additional paid-in capital	532,845	471,830
Retained earnings	404,210	382,474
Accumulated other comprehensive income (loss)	844	(3,500)
Total stockholders’ equity	939,128	852,011
Total liabilities and stockholders’ equity	$1,284,769	$1,154,294

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the years ended December 31,
	2012	2011	2010

Net sales:
Product	$1,054,849	$955,613	$807,386
Software maintenance	87,494	81,667	65,834
GSA accrual	1,349	(13,107)	-
Total net sales	1,143,692	1,024,173	873,220

Cost of sales:
Product	274,839	235,839	195,096
Software maintenance	5,435	5,125	4,987
Total cost of sales	280,274	240,964	200,083

Gross profit	863,418	783,209	673,137

Operating expenses:
Sales and marketing	431,468	388,768	319,606
Research and development	222,994	199,071	158,149
General and administrative	85,239	82,658	67,069
Acquisition related adjustment	6,783	-	-
Total operating expenses	746,484	670,497	544,824

Operating income	116,934	112,712	128,313

Other income:
Interest income	716	1,319	1,391
Net foreign exchange loss	(2,246)	(2,755)	(2,585)
Other (expense) income, net	(567)	(142)	993
Income before income taxes	114,837	111,134	128,112
Provision for income taxes	24,700	17,062	18,996

Net income	$90,137	$94,072	$109,116

Basic earnings per share	$0.74	$0.79	$0.93

Weighted average shares outstanding - basic	121,973	119,836	116,973

Diluted earnings per share	$0.73	$0.78	$0.92

Weighted average shares outstanding - diluted	122,977	121,220	118,572

Dividends declared per share	$0.56	$0.40	$0.35

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the years ended December 31,
	2012	2011	2010

Net income	$90,137	$94,072	$109,116
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	2,231	(1,236)	(6,174)
Unrealized gain (loss) on securities available-for-sale	56	(1,017)	768
Unrealized gain (loss) on derivative instruments	3,247	(1,045)	(11,365)
Other comprehensive income (loss), before tax	5,534	(3,298)	(16,771)
Tax provision related to items of other comprehensive income	(1,190)	508	2,516
Other comprehensive income (loss), net of tax	4,344	(2,790)	(14,255)
Comprehensive income	$94,481	$91,282	$94,861

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2012	2011	2010
Cash flow from operating activities:
Net income	$90,137	$94,072	$109,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,686	49,897	37,872
Stock-based compensation	27,796	23,219	18,795
Tax expense (benefit) from deferred income taxes	1,853	(8,581)	3,668
Tax benefit from stock option plans	(2,198)	(5,151)	(96)
Changes in operating assets and liabilities:
Accounts receivable	(26,007)	(21,957)	(22,923)
Inventories	(36,154)	(11,817)	(30,930)
Prepaid expenses and other assets	(7,037)	(1,350)	(20,411)
Accounts payable	23,419	5,573	9,630
Deferred revenue	21,050	16,953	14,408
Taxes, accrued expenses and other liabilities	(19,029)	29,041	25,929
Net cash provided by operating activities	132,516	169,899	145,058

Cash flow from investing activities:
Capital expenditures	(89,073)	(54,830)	(28,397)
Capitalization of internally developed software	(11,721)	(12,065)	(15,759)
Additions to other intangibles	(1,890)	(5,035)	(4,151)
Acquisitions, net of cash received	(25,481)	(73,558)	(4,218)
Purchases of short-term investments	(188,098)	(257,449)	(126,691)
Sales and maturities of short-term investments	238,436	166,104	82,672
Net cash used in investing activities	(77,827)	(236,833)	(96,544)

Cash flow from financing activities:
Proceeds from issuance of common stock	30,902	32,905	51,852
Repurchase of common stock	-	-	(41,862)
Dividends paid	(68,401)	(47,961)	(40,618)
Tax benefit from stock option plans	2,198	5,151	96
Net cash used in financing activities	(35,301)	(9,905)	(30,532)

Net change in cash and cash equivalents	19,388	(76,839)	17,982
Cash and cash equivalents at beginning of period	142,608	219,447	201,465
Cash and cash equivalents at end of period	$161,996	$142,608	$219,447
Cash paid for interest and income taxes:
Interest	$68	$14	$82
Income taxes	$25,059	$2,393	$14,807

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2009	116,051,811	$1,161	$336,059	$303,655	$13,545	$654,420
Net income				109,116		109,116
Other comprehensive income (loss)					(14,255)	(14,255)
Issuance of common stock under employee plans, including tax benefits	3,788,994	38	51,814			51,852
Stock-based compensation			18,897			18,897
Repurchase and retirement of common stock	(2,089,098)	(21)	(6,051)	(35,790)		(41,862)
Business acquisition	153,268	1	2,998			2,999
Dividends paid				(40,618)		(40,618)
Disqualified dispositions			3,996			3,996
Balance at December 31, 2010	117,904,975	$1,179	$407,713	$336,363	$(710)	$744,545
Net income				94,072		94,072
Other comprehensive income (loss)					(2,790)	(2,790)
Issuance of common stock under employee plans, including tax benefits	2,715,253	27	32,878			32,905
Stock-based compensation			23,106			23,106
Business acquisition	56,915	1	1,813			1,814
Dividends paid				(47,961)		(47,961)
Disqualified dispositions			6,320			6,320
Balance at December 31, 2011	120,677,143	$1,207	$471,830	$382,474	$(3,500)	852,011
Net income				90,137		90,137
Other comprehensive income (loss)					4,344	4,344
Issuance of common stock under employee plans, including tax benefits	2,201,547	22	30,879			30,901
Stock-based compensation			27,679			27,679
Dividends paid				(68,401)		(68,401)
Disqualified dispositions			2,457			2,457
Balance at December 31, 2012	122,878,690	$1,229	$532,845	$404,210	$844	$939,128

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

Beginning in the three month period ended June 30, 2012, we have separately reported our current and long-term deferred revenue. The separation has no impact on our total reported deferred revenue, total liabilities, or total stockholder’s equity for any period on our Consolidated Balance Sheets. We assessed the materiality of this item on our previously reported periods and concluded the separation was not material. Certain prior year amounts have been reclassified to conform to the 2012 presentation as shown in the following table:

(In thousands)	December 31, 2011

Deferred revenue, as previously reported	$90,074

Balances as reported in this Form 10-K:
Deferred revenue - current	80,059
Deferred revenue - long-term	10,015

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

Short-Term Investments

We value our available-for-sale short term investments based on pricing from third party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. We classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. We believe these sources reflect the credit risk associated with each of our available for sale short term investments. Short-term investments available-for-sale consists of debt securities issued by states of the U.S. and political subdivisions of the U.S., corporate debt securities and debt securities issued by U.S. government corporations and agencies as well as debt securities issued by foreign governments. All short-term investments available-for-sale have contractual maturities of less than 24 months.

Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments in debt securities at December 31, 2012 and December 31, 2011 was $173 million and $224 million, respectively. The decrease was due to the net sale of $50 million of short-term investments which was used to fund payment of dividends to our stockholders and our acquisitions during the fourth quarter of 2012. We have $25 million U.S. dollar equivalent of German government sovereign debt and $8 million U.S. dollar equivalent of corporate bonds that are denominated in Euro at December 31, 2012. Our German government sovereign debt holdings have a maximum maturity of 24 months and carry Aaa/AAA ratings.

We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income. We did not identify or record any other-than-temporary impairments during 2012, 2011 and 2010.

Accounts Receivable, net

Accounts receivable are recorded net of allowances for sales returns of $2.1 million and $1.6 million at December 31, 2012 and 2011, respectively, and net of allowances for doubtful accounts of $2.8 million and $2.6 million at December 31, 2012 and 2011, respectively. A provision for estimated sales returns is made by reducing recorded revenue based on historical experience. We analyze historical returns, current economic trends and changes in customer demand of our products when evaluating the adequacy of our sales returns allowance. Our allowance for doubtful accounts is based on historical experience. We analyze historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts.

(In thousands)
Year	Description	Balance at Beginning of Period	Provisions/ (Recapture)	Write-Offs/ (Recapture)	Balance at End of Period
2010	Allowance for doubtful accounts and sales returns	$4,619	$(578)	$273	$3,768
2011	Allowance for doubtful accounts and sales returns	$3,768	$385	$(88)	$4,241
2012	Allowance for doubtful accounts and sales returns	$4,241	$1,216	$587	$4,870

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

Inventory is shown net of adjustment for excess and obsolete inventories of $3.8 million, $4.2 million and $3.3 million at December 31, 2012, 2011 and 2010, respectively.

(In thousands)
Year	Description	Balance at Beginning of Period	Provisions	Write-Offs	Balance at End of Period
2010	Adjustment for excess and obsolete inventories	$4,390	$1,785	$2,835	$3,340
2011	Adjustment for excess and obsolete inventories	$3,340	$3,554	$2,689	$4,205
2012	Adjustment for excess and obsolete inventories	$4,205	$1,824	$2,185	$3,844

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

Goodwill

The excess purchase price over the fair value of net assets acquired is recorded as goodwill. As we have one operating segment, we allocate goodwill to one reporting unit for goodwill impairment testing. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 29, 2012. No impairment of goodwill was identified during 2012 and 2011. Goodwill is deductible for tax purposes in certain jurisdictions.

Concentrations of credit risk

We maintain cash and cash equivalents with various financial institutions located in many countries throughout the world. At December 31, 2012, $141 million or 87% of our cash and cash equivalents was held in cash in various operating accounts with financial institutions throughout the world, $21 million or 13% was held in money market accounts. The most significant of our operating accounts was our Hong Kong operating account which held approximately $26 million or 16% of our total cash and cash equivalents at a bank that carried A+/A2/AA- ratings at December 31, 2012. From a geographic standpoint, approximately $26 million or 16% was held in various domestic accounts with financial institutions and $136 million or 84% was held in various accounts outside of the U.S. with financial institutions. At December 31, 2012, our short-term investments consist of $25 million or 14% of foreign government bonds, $136 million or 79% of U.S. treasuries and agencies, $8 million or 4% of corporate notes, $1.5 million or 1% of municipal bonds, and $3 million or 2% in time deposits.

The goal of our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the full investment of available funds. We place our cash investments in instruments that meet credit quality standards, as specified in our corporate investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. Our cash equivalents and short-term investments carried ratings from the major credit rating agencies that were in accordance with our corporate investment policy. Our investment policy allows investments in the following; government and federal agency obligations, repurchase agreements (“Repos”), certificates of deposit and time deposits, corporate obligations, medium term notes and deposit notes, commercial paper including asset-backed commercial paper (“ABCP”), puttable bonds, general obligation and revenue bonds, money market funds, taxable commercial paper, corporate notes/bonds, municipal notes, municipal obligations, variable rate demand notes and tax exempt commercial paper. All such instruments must carry minimum ratings of A1/P1/F1, MIG1/VMIG1/SP1 and A2/A/A, as applicable, all of which are considered “investment grade”. Our investment policy for marketable securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months with at least 10% maturing in 90 days or less. (See Note 2 – Cash, cash equivalents, short-term and long-term investments in Notes to Consolidated Financial Statements for further discussion and analysis of our investments).

Concentration of credit risk with respect to trade accounts receivable is limited due to our large number of customers and their dispersion across many countries and industries. The amount of sales to any individual customer did not exceed 7%, 4%, or 4% of revenue for the years ended December 31, 2012, 2011, or 2010, respectively. The largest trade account receivable from any individual customer at December 31, 2012 was approximately $15 million.

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

Revenue recognition

We sell test and measurement solutions that include hardware, software licenses, and related services. Our sales are generally made under standard sales arrangements with payment terms ranging from net 30 days in the United States to net 30 days and up to net 120 days in some international markets. We offer rights of return and standard warranties for product defects related to our products. The rights of return are generally for a period of up to 30 days after the delivery date. Our standard warranties cover periods ranging from 90 days to three years. We do not generally enter into contracts requiring product acceptance from the customer.

In recent years, we have made a concentrated effort to increase our revenue through the pursuit of orders with a value greater than $1.0 million. These orders often include contract terms that vary substantially from our standard terms of sale including product acceptance requirements and product performance evaluations which create uncertainty with respect to the timing of our ability to recognize revenue from such orders. These orders may also include most favored customer pricing, significant discounts, extended payment terms and volume rebates which also creates uncertainty with respect to the timing of our ability to recognize revenue from such orders.

Sales of application software licenses include post-contract support services. Other services include customer training, customer support, and extended warranties.

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. For most of our hardware and software sales, title and risk of loss transfer upon delivery. For services we recognize revenue when the service is provided, except for extended warranties for which revenue is recognized ratably over the warranty period.

We enter into certain arrangements in which we deliver multiple products and/or services (“multiple elements”). These arrangements may include hardware, software, and services. On January 1, 2011, we prospectively adopted accounting rules that changed the criteria for separating consideration in multiple-deliverable arrangements.  These rules changed the application of the residual method of allocation and require that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method.  Revenue allocated to each element is then recognized when the basic revenue recognition criteria for that element have been met. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third–party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. The adoption of the amended revenue recognition rules did not change the units of accounting for our revenue transactions. It also did not significantly change how we allocated the arrangement consideration to the various units of accounting or the timing of revenue. The impact of our adoption was not material to our consolidated financial statements for the years ended December 31, 2012 and 2011.

Software revenue recognition rules are applied to software sold on a stand-alone basis, and to software sold as part of a multiple element arrangement with hardware where the software is not required to deliver the tangible product's essential functionality. Under these rules, when VSOE of fair value is not available for a delivered element but is available for the undelivered element of a multiple element arrangement, sales revenue is recognized on the date the product is shipped, using the residual method, with the portion deferred that is related to undelivered elements. Undelivered elements related to software are generally restricted to post contract support and training and education. The amount of revenue allocated to these undelivered elements is based on the VSOE of fair value for those undelivered elements. Deferred revenue due to undelivered elements is recognized ratably over the service period or when the service is completed. When VSOE of fair value is not available for the undelivered element of a multiple element arrangement, sales revenue for the entire sales contract value is generally recognized ratably over the service period of the undelivered element, generally 12 months or when the service is completed in accordance with the subscription method.

The application of revenue recognition standards requires judgment, including whether a software arrangement includes multiple elements, and if so, whether VSOE of fair value exists for those elements. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product’s estimated life cycle could materially impact the amount of our earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

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

The warranty reserve for the years ended December 31, 2012, 2011 and 2010 was as follows:

(In thousands)
	2012	2011	2010
Balance at the beginning of the period	$1,271	$921	$921
Accruals for warranties issued during the period	2,270	2,954	1,993
Settlements made (in cash or in kind) during the period	(2,106)	(2,604)	(1,993)
Balance at the end of the period	$1,435	$1,271	$921

Loss contingencies

We accrue for probable losses from contingencies including legal defense costs, on an undiscounted basis,  when such costs are considered probable of being incurred and are reasonably estimable. We periodically evaluate available information, both internal and external, relative to such contingencies and adjust this accrual as necessary.

Advertising expense

We expense costs of advertising as incurred. Advertising expense for the years ended December 31, 2012, 2011 and 2010 was $14.4 million, $14.7 million and $13.2 million, respectively.

Foreign currency translation

The functional currency for our international sales operations is the applicable local currency. The assets and liabilities of these operations are translated at the rate of exchange in effect on the balance sheet date and sales and expenses are translated at average rates. The resulting gains or losses from translation are included in a separate component of other comprehensive income. Gains and losses resulting from re-measuring monetary asset and liability accounts that are denominated in a currency other than a subsidiary’s functional currency are included in net foreign exchange loss and are included in net income.

Foreign currency hedging instruments

All of our derivative instruments are recognized on the balance sheet at their fair value. We currently use foreign currency forward and purchased option contracts to hedge our exposure to material foreign currency denominated receivables and forecasted foreign currency cash flows.

On the date the derivative contract is entered into, we designate the derivative as a hedge of the variability of foreign currency cash flows to be received or paid (“cash flow” hedge) or as a hedge of our foreign denominated net receivable positions (“other derivatives”). Changes in the fair value of derivatives that are designated and qualify as cash flow hedges and that are deemed to be highly effective are recorded in other comprehensive income. These amounts are subsequently reclassified into earnings in the period during which the hedged transaction is realized. The gain or loss on the other derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange loss”. We do not enter into derivative contracts for speculative purposes.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Years ended December 31,
(In thousands)	2012	2011	2010
Weighted average shares outstanding-basic	121,973	119,836	116,973
Plus: Common share equivalents
Stock options, restricted stock units	1,004	1,384	1,599
Weighted average shares outstanding-diluted	122,977	121,220	118,572

Stock awards to acquire 986,503, 477,019 and 322,896 shares for the years ended December 31, 2012, 2011 and 2010, respectively, were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

On January 21, 2011, our Board of Directors declared a 3 for 2 stock split which was effected as a stock dividend, and paid on February 21, 2011, to stockholders of record on February 4, 2011. All per share data and numbers of common shares, where appropriate, have been retroactively adjusted to reflect the stock split.

Stock-based compensation

We account for stock-based compensation plans, which are more fully described in Note 11 – Stockholders’ Equity and Stock-Based Compensation,  using a fair-value method and recognize the expense in our Consolidated Statement of Income.

Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation and unrealized gains and losses on forward and option contracts and securities available-for-sale. Comprehensive income for 2012, 2011 and 2010 was $94.5 million, $91.3 million and $94.9 million, respectively.

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

In June 2011, the FASB updated FASB ASC 220, Comprehensive Income (FASB ASC 220) that gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The update does not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. The update does not affect how earnings per share is calculated or presented. The update should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted the update as required in the first quarter of 2012, and concluded that the adoption did not have a material impact on our financial position or results of operations; however, the adoption resulted in an additional statement of comprehensive income. In December 2011, the FASB deferred the effective date for the amendment issued in June 2011 regarding the presentation of reclassifications of items out of accumulated other comprehensive income. This update deferred the implementation requirement to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. The amended guidance specifies that entities should continue to report reclassifications out of accumulated other comprehensive income consistent with presentation requirements in effect before the update in June 2011.

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

Note 2 – Cash, cash equivalents and short-term investments

The following tables summarize unrealized gains and losses related to our cash, cash equivalents and short-term investments designated as available-for-sale:

(In thousands)	As of December 31, 2012
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$141,340	$-	$-	$-	$141,340
Money Market Accounts	20,656	-	-	-	20,656
Municipal bonds	1,465	1	-	-	1,466
Corporate bonds	8,708	-	(20)	(910)	7,778
U.S. treasuries and agencies	135,953	-	(28)	-	135,925
Foreign government bonds	27,947	57	-	(2,919)	25,085
Time deposits	2,912	-	-	-	2,912
Cash, cash equivalents, and short-term investments	$338,981	$58	$(48)	$(3,829)	$335,162

(In thousands)	As of December 31, 2011
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$106,431	$-	$-	$-	$106,431
Money Market Accounts	22,677	-	-	-	22,677
Municipal bonds	12,381	11	-	-	12,392
Corporate bonds	18,631	-	(67)	-	18,564
U.S. treasuries and agencies	170,926	2	(9)	-	170,919
Foreign government bonds	36,460	240	(1)	(4,482)	32,217
Time deposits	2,912	-	-	-	2,912
Cash, cash equivalents, and short-term investments	$370,418	$253	$(77)	$(4,482)	$366,112

The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale:

(In thousands)	As of December 31, 2012
	Adjusted Cost	Fair Value
Due in less than 1 year	$65,586	$62,831
Due in 1 to 5 years	111,399	110,335
Total available-for-sale debt securities	$176,985	$173,166

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$-	$-
U.S. treasuries and agencies	46,458	46,449
Foreign government bonds	16,216	13,470
Time deposits	2,912	2,912
Total available-for-sale debt securities	$65,586	$62,831

Due in 1 to 5 years	Adjusted Cost	Fair Value
Municipal bonds	$1,465	$1,466
Corporate bonds	8,708	7,778
U.S. treasuries and agencies	89,495	89,476
Foreign government bonds	11,731	11,615
Total available-for-sale debt securities	$111,399	$110,335

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Inputs that are not based on observable market data

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$20,656	$20,656	$-	$-
U.S. treasuries and agencies	-	-	-	-
Short-term investments available for sale:
Municipal bonds	1,466	-	1,466	-
Corporate bonds	7,778	-	7,778	-
U.S. treasuries and agencies	135,925	-	135,925	-
Foreign government bonds	25,085	-	25,085	-
Time deposits	2,912	2,912	-	-
Derivatives	4,246	-	4,246	-
Total Assets	$198,068	$23,568	$174,500	$-

Liabilities
Derivatives	$(2,804)	$-	$(2,804)	$-
Total Liabilities	$(2,804)	$-	$(2,804)	$-

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$22,677	$22,677	$-	$-
U.S. Treasuries and Agencies	13,500	-	13,500	-
Short-term investments available for sale:
Municipal bonds	12,392	-	12,392	-
Corporate bonds	18,564	-	18,564	-
U.S. treasuries and agencies	157,419	-	157,419	-
Foreign government bonds	32,217	-	32,217	-
Time deposits	2,912	2,912	-	-
Derivatives	4,297	-	4,297	-
Total Assets	$263,978	$25,589	$238,389	$-

Liabilities
Derivatives	$(4,542)	$-	$(4,542)	$-
Total Liabilities	$(4,542)	$-	$(4,542)	$-

We value our available-for-sale short term investments based on pricing from third party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. We classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. We believe these sources reflect the credit risk associated with each of our available for sale short term investments. Short-term investments available-for-sale consists of debt securities issued by states of the U.S. and political subdivisions of the U.S., corporate debt securities and debt securities issued by U.S. government corporations and agencies as well as debt securities issued by foreign governments. All short-term investments available-for-sale have contractual maturities of less than 24 months.

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of similar instruments. We consider counterparty credit risk in the valuation of our derivatives. Counterparty credit risk did not impact the valuation of our derivatives at December 31, 2012 and 2011. There were not any transfers in or out of Level 1 or Level 2 during the year ended December 31, 2012.

Our foreign government bonds consist of German government sovereign debt denominated in Euro with maximum maturities of 24 months. Our short-term investments do not involve sovereign debt from any other country in Europe.

We did not have any items that were measured at fair value on a nonrecurring basis at December 31, 2012 and December 31, 2011.

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

We have operations in over 40 countries. Sales outside of the Americas accounted for 60% of our revenues for each of the years ended December 31, 2012 and 2011. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“OCI”) and reclassified into earnings in the same line item (net sales, operating expenses, or cost of sales) associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings or expenses during the current period and are classified as a component of “net foreign exchange loss”. Hedge effectiveness of foreign currency forwards and purchased option contracts designated as cash flow hedges are measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the forecasted transaction’s terminal value.

We held forward contracts with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of December 31, 2012	As of December 31, 2011
Euro	$84,770	$60,992
Japanese yen	42,209	43,569
Korean won	-	3,309
Hungarian forint	36,005	28,189
Total forward contracts notional amount	$162,984	$136,059

The contracts in the foregoing table had contractual maturities of 36 months or less at December 31, 2012 and December 31, 2011.

At December 31, 2012, we expect to reclassify $1.6 million of gains on derivative instruments from accumulated other comprehensive income to net sales during the next twelve months when the hedged international sales occur, $34,000 of gains on derivative instruments from accumulated OCI to cost of sales when the cost of sales are incurred and $65,000 of gains on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at December 31, 2012. Actual results may vary as a result of changes in the corresponding exchange rate subsequent to this date.

We did not record any ineffectiveness from our hedges during the year ended December 31, 2012.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 120 days. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange loss”. As of December 31, 2012 and December 31, 2011, we held foreign currency forward contracts with a notional amount of $69.0 million and $53.8 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets and the effect of derivative instruments on our Consolidated Statements of Income.

Fair Values of Derivative Instruments:

	Asset Derivatives
	December 31, 2012		December 31, 2011
(In thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$2,956	Prepaid expenses and other current assets	$2,500

Foreign exchange contracts - LT forwards	Other long-term assets	1,046	Other long-term assets	190
Total derivatives designated as hedging instruments		$4,002		$2,690

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$244	Prepaid expenses and other current assets	$1,607
Total derivatives not designated as hedging instruments		$244		$1,607

Total derivatives		$4,246		$4,297

	Liability Derivatives
	December 31, 2012		December 31, 2011
(In thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(1,292)	Accrued expenses and other liabilities	$(2,007)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(798)	Other long-term liabilities	(1,770)
Total derivatives designated as hedging instruments		$(2,090)		$(3,777)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(714)		$(765)
Total derivatives not designated as hedging instruments		$(714)		$(765)

Total derivatives		$(2,804)		$(4,542)

The following tables present the effect of derivative instruments on the Consolidated Statements of Income for the years ended December 31, 2012 and 2011, respectively:

December 31, 2012
(In thousands)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$30	Net sales	$2,852	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	2,036	Cost of sales	402	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	1,086	Operating expenses	259	Net foreign exchange gain (loss)	-
Total	$3,152		$3,513		$-

December 31, 2011
(In thousands)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$3,980	Net sales	$(3,855)	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	(2,889)	Cost of sales	1,378	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	(1,396)	Operating expenses	556	Net foreign exchange gain (loss)	-
Total	$(305)		$(1,921)		$-

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		December 31, 2012	December 31, 2011
Foreign exchange contracts - forwards	Net foreign exchange (loss)/gain	$(2,076)	$951

Total		$(2,076)	$951

Note 5 – Inventories

Inventories, net at December 31, 2012 and December 31, 2011, consist of the following:

(In thousands)	December 31, 2012	December 31, 2011

Raw materials	$78,244	$56,139
Work-in-process	8,566	5,708
Finished goods	83,180	70,148
	$169,990	$131,995

Note 6 – Property and equipment

Property and equipment at December 31, 2012 and December 31, 2011, consist of the following:

	December 31,	December 31,
(In thousands)	2012	2011

Land	$27,751	$23,730
Buildings	203,879	156,317
Furniture and equipment	240,413	206,557
	472,043	386,604
Accumulated depreciation	(222,322)	(196,456)
	$249,721	$190,148

        Depreciation expense for the years ended December 31, 2012, 2011 and 2010, was $25.9 million, $21.6 million and $21.0 million, respectively.

Note 7 – Intangibles

Intangibles at December 31, 2012 and December 31, 2011 were as follows:

(In thousands)	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$45,064	$(23,450)	$21,614	$44,198	$(20,718)	$23,480
Acquired technology	89,876	(42,562)	47,314	67,918	(32,210)	35,708
Patents	24,046	(9,398)	14,648	21,875	(7,992)	13,883
Other	27,421	(17,084)	10,337	24,614	(13,819)	10,795
	$186,407	$(92,494)	$93,913	$158,605	$(74,739)	$83,866

Software development costs capitalized during 2012, 2011 and 2010 were $12.2 million, $12.6 million and $16.5 million, respectively, and related amortization was $14.1 million, $13.4 million and $10.7 million, respectively. Included in these capitalized costs for the years ended December 31, 2012, 2011 and 2010, were costs related to stock based compensation of $519,000, $539,000 and $719,000, respectively. We have conformed the prior year balances related to capitalized software development costs to the current year presentation, which is net of fully amortized assets.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Acquired intangible assets which include acquired technology and other are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally ten to seventeen years. Total intangible assets amortization expenses were $28.1 million, $25.5 million and $17.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Capitalized software development costs, acquired technology, patents and other had weighted-average useful lives of 1.5 years, 2.5 years, 4.0 years, and 2.0 years, respectively, as of December 31, 2012. The estimated future amortization expense related to intangible assets as of December 31, 2012 was as follows:

Amount
(In thousands)
2013	$34,892
2014	21,787
2015	15,445
2016	9,220
2017	4,928
Thereafter	7,641
$93,913

       The overall increase in our acquired technology and other intangible assets can be attributed to our acquisitions in 2012. See Note 16 – Acquisitions of Notes to Consolidated Financial Statements for additional discussion related to these acquisitions.

Note 8 – Goodwill

The carrying amount of goodwill for 2011 and 2012 are as follows:

Amount
(In thousands)
Balance as of December 31, 2010	$70,278
Acquisitions/purchase accounting adjustment	60,728
Foreign currency translation impact	(259)
Balance as of December 31, 2011	$130,747
Purchase price adjustments	(1,623)
Acquisitions	17,987
Foreign currency translation impact	147
Balance as of December 31, 2012	$147,258

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

       See Note 16 – Acquisitions of Notes to Consolidated Financial Statements for additional discussion related to acquisitions in 2011 and 2012.

Note 9 – Income taxes

The components of income before income taxes are as follows:

(In thousands)	Years Ended December 31,
	2012	2011	2010
Domestic	$24,100	$6,488	$31,801
Foreign	90,737	104,646	96,311
	$114,837	$111,134	$128,112

The provision for income taxes charged to operations is as follows:

(In thousands)	Years Ended December 31,
	2012	2011	2010
Current tax expense:
U.S. federal	$24,538	$19,381	$14,605
State	1,217	1,180	779
Foreign	10,544	8,568	3,752
Total current	$36,299	$29,129	$19,136
Deferred tax expense (benefit):
U.S. federal	$(10,305)	$(12,790)	$1,545
State	53	(234)	(39)
Foreign	(1,347)	957	(1,646)
Total deferred	$(11,599)	$(12,067)	$(140)
Change in valuation allowance	-	-	-
Total provision	$24,700	$17,062	$18,996

Deferred tax liabilities (assets) at December 31, 2012 and 2011 as follows:

(In thousands)	December 31,
	2012	2011
Capitalized software	$7,432	$7,933
Depreciation and amortization	15,404	16,910
Intangible assets	9,920	-
Unrealized gain on derivative instruments	709	105
Undistributed earnings of foreign subsidiaries	8,437	9,024
Gross deferred tax liabilties	41,902	33,972
Operating loss carryforwards	(86,285)	(61,148)
Intangible assets	-	(10,800)
Vacation and other accruals	(5,895)	(6,432)
Inventory valuation and warranty provisions	(11,773)	(10,724)
Doubtful accounts and sales provisions	(1,229)	(1,084)
Unrealized exchange loss	(1,664)	(33)
Deferred revenue	(3,987)	(1,991)
Accrued rent expenses	(219)	(132)
GSA accrual	-	(4,831)
10% minority stock investment	(932)	(915)
Stock-based compensation	(5,471)	(4,640)
Research and development tax credit carryforward	(2,421)	(4,562)
Foreign tax credit carryforward	-	(1,006)
Other	(561)	(518)
Gross deferred tax assets	(120,437)	(108,816)
Valuation allowance	91,649	79,864
Net deferred tax liability	$13,114	$5,020

A reconciliation of income taxes at the U.S. federal statutory income tax rate to our effective tax rate follows:

	Years Ended December 31,
	2012	2011	2010
U.S. federal statutory rate	35%	35%	35%
Foreign taxes (less) than federal statutory rate	(5)	(7)	(9)
Research and development tax credits	-	(3)	(3)
Enhanced deduction for certain research and development expenses	(15)	(16)	(10)
State income taxes, net of federal tax benefit	1	1	1
Employee share-based compensation	2	1	-
Intercompany profit	2	3	1
Nondeductible acquisition costs	2	-	-
Other	-	1	-
Effective tax rate	22%	15%	15%

As of December 31, 2012, we had a federal net operating loss carryforward of $4.2 million which expires in the year 2030, and federal tax credit carryforwards of $2.4 million which can be carried forward and expires during the years 2019 to 2030. These carryforwards are subject to limitations following a change in ownership.

As of December 31, 2012, 15 of our subsidiaries had available, for income tax purposes, foreign net operating loss carryforwards of an aggregate of approximately $445 million, of which $7.9 million expires during the years 2017 to 2022 and $437 million of which may be carried forward indefinitely. Our tax valuation allowance relates primarily to our ability to realize certain of these foreign net operating loss carryforwards and benefits of tax deductible goodwill in excess of book goodwill.

In 2003, we restructured the organization of our manufacturing operation in Hungary. The tax deductible goodwill in excess of book goodwill created by this restructuring resulted in our being required to record a gross deferred tax asset of $91 million. Because we did not expect to have sufficient taxable income in the relevant jurisdiction in future periods to realize the benefit of this deferred tax asset, a full valuation allowance was established. Following the approval of the merger of our Hungarian manufacturing operation with its Hungarian parent company in December 2007, we released $9.7 million, $8.7 million and $18.3 million in 2009, 2008 and 2007, respectively, of the valuation allowance previously established for the excess tax deductible goodwill to reflect the tax benefit we expected to realize in future periods.

Effective January 1, 2010, a new tax law in Hungary provided for an enhanced deduction for the qualified research and development expenses of NI Hungary Software and Hardware Manufacturing Kft. (“NI Hungary”). During the three months ended December 31, 2009, we obtained confirmation of the application of this new tax law for the qualified research and development expenses of NI Hungary. Based on the application of this new tax law to the qualified research and development expense of NI Hungary, we no longer expect to have sufficient future taxable income in Hungary to realize the benefits of these tax assets. As such, we recorded an income tax charge of $21.6 million during the three months ended December 31, 2009, $18.4 million of which was related to a valuation allowance on the previously recognized assets created by the restructuring and $3.2 million of which was related to tax benefits from other assets that we will no longer be able to realize as a result of this change. We do not expect to realize the tax benefit of the remaining assets created by the restructuring and therefore we had a full valuation allowance against those assets at December 31, 2012.

We have not provided for U.S. federal income and foreign withholding taxes on approximately $568 million of certain non-U.S. subsidiaries’ undistributed earnings as of December 31, 2012. These earnings would become subject to taxes of approximately $188 million, if they were actually or deemed to be remitted to the parent company as dividends or if we should sell our stock in these subsidiaries. We intend to permanently reinvest the undistributed earnings.

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

(In thousands)	2012	2011
Balance at beginning of period	$19,494	$14,953
Additions based on tax positions related to the current year	3,150	6,300
Additions for tax positions of prior years	1,764	1,908
Reductions as a result of settlement with taxing authorities	(285)	-
Reductions as a result the lapse of the applicable statute of limitations	(2,256)	(3,667)
Reduction for tax positions of prior years	(947)	-
Balance at end of period	$20,920	$19,494

All of our unrecognized tax benefits at December 31, 2012 would affect our effective income tax rate if recognized.

We recognize interest and penalties related to income tax matters in income tax expense. During the years ended December 31, 2012 and 2011, we recognized interest expense related to uncertain tax positions of approximately $782,000 and $627,000, respectively.

The tax years 2005 through 2012 remain open to examination by the major taxing jurisdictions in which we file income tax returns. The Internal Revenue Service commenced an examination of our US income tax return for 2008 in the fourth quarter of 2012 as a result of a refund claim filed for that year. The IRS has not proposed any adjustments as of December 31, 2012. As the statute of limitations has expired for 2008 and any assessment would be limited to the amount of the refund claim, we do not anticipate any potential adjustment would result in a material change to our financial position.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward and option contracts and securities classified as available-for-sale. The accumulated other comprehensive income/(loss), net of tax, as of December 31, 2012 and December 31, 2011, consisted of the following:

	December 31, 2012
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income
Balance as of December 31, 2011	$(1,543)	$(664)	$(1,293)	$(3,500)
Current-period other comprehensive income	2,231	56	3,247	5,534
Income tax expense	(480)	(12)	(698)	(1,190)
Balance as of December 31, 2012	$208	$(620)	$1,256	$844

	December 31, 2011
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income
Balance as of December 31, 2010	$(497)	$196	$(409)	$(710)
Current-period other comprehensive loss	(1,236)	(1,017)	(1,045)	(3,298)
Income tax benefit	190	157	161	508
Balance as of December 31, 2011	$(1,543)	$(664)	$(1,293)	$(3,500)

Note 11 – Stockholders’ equity and stock-based compensation

Stock option plans

Our stockholders approved the 1994 Incentive Stock Option Plan (the “1994 Plan”) on May 9, 1994. At the time of approval, 13,668,750 shares of our common stock were reserved for issuance under this plan. In 1997, an additional 10,631,250 shares of our common stock were reserved for issuance under this plan, and an additional 1,125,000 shares were reserved for issuance under this plan in 2004. The 1994 Plan terminated in May 2005, except with respect to outstanding awards previously granted there under.

Awards under the plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares under the options vests over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and revenue growth but shares cannot accelerate to vest over a period of less than five years. Stock options must be exercised within ten years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the year ended December 31, 2012, we did not make any changes in accounting principles or methods of estimates related to the 1994 Plan.

Transactions under all stock option plans are summarized as follows:

	Number of shares under option	Weighted average exercise price
Outstanding at December 31, 2009	5,567,254	$17.95
Exercised	(2,291,757)	$17.55
Canceled	(941,049)	$20.93
Granted	-	$-
Outstanding at December 31, 2010	2,334,448	$17.15
Exercised	(932,895)	$15.94
Canceled	(84,337)	$16.23
Granted	-	$-
Outstanding at December 31, 2011	1,317,216	$18.07
Exercised	(237,146)	$16.59
Canceled	(26,945)	$17.07
Granted	-	$-
Outstanding at December 31, 2012	1,053,125	$18.44

Options exercisable at December 31:
2010	2,138,886	$17.07
2011	1,270,775	$18.06
2012	1,034,559	$18.44

The aggregate intrinsic value of stock options at exercise, represented in the table above, was $2.4 million, $13.0 million and $12.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $72,600 as of December 31, 2012, related to approximately 18,600 shares with a per share weighted average fair value of $11.79. We anticipate this expense to be recognized over a weighted average period of approximately 1.2 years.

	Outstanding and Exercisable by Price Range as of December 31, 2012
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding as of 12/31/2012	Weighted average remaining contractual life	Weighted average exercise price	Number exerciseable as of 12/31/2012	Weighted average exercise price
$13.41 - 15.09	243,751	1.15	$14.14	238,451	$14.14
$15.09 - 19.69	108,544	1.19	$18.30	108,544	$18.30
$19.69 - 21.67	700,830	1.22	$19.95	687,564	$19.95
$13.41 - 21.67	1,053,125	1.20	$18.44	1,034,559	$18.44

The weighted average remaining contractual life of options exercisable as of December 31, 2012 was 1.2 years. The aggregate intrinsic value of options outstanding as of December 31, 2012 was $7.8 million. The aggregate intrinsic value of options currently exercisable as of December 31, 2012 was $7.6 million. No options were granted in the years ended December 31, 2012, 2011 and 2010.

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

Our stockholders approved our 2010 Incentive Plan (the “2010 Plan”) on May 11, 2010. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 3,362,304 shares of common stock that were reserved but not issued under the 1994 Plan and the 2005 Plan as of May 11, 2010, and any shares that are returned to the 1994 Plan and the 2005 Plan as a result of the forfeiture or termination of options or RSUs or repurchases of shares issued under these plans. The 2010 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. At December 31, 2012, there were 3,871,389 shares available for grant under the 2010 Plan.

We estimate potential forfeitures of RSUs and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the year ended December 31, 2012, we did not make any changes in accounting principles or methods of estimates related to the 2010 Plan.

Transactions under our Restricted Stock Plans are summarized as follows:

	RSUs
	Number of RSUs	Weighted average grant price
Outstanding at December 31, 2009	3,456,651	$17.65
Granted	294,030	$22.60
Earned	(680,188)	$23.05
Canceled	(74,196)	$18.47
Outstanding at December 31, 2010	2,996,297	$17.97
Granted	1,370,666	$30.14
Earned	(860,598)	$30.30
Canceled	(84,843)	$20.82
Outstanding at December 31, 2011	3,421,522	$22.75
Granted	1,311,105	$26.81
Earned	(841,918)	$27.19
Canceled	(85,435)	$23.15
Outstanding at December 31, 2012	3,805,274	$24.62

Total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $89.3 million as of December 31, 2012, related to 3,805,274 shares with a per share weighted average fair value of $24.62. We anticipate this expense to be recognized over a weighted average period of approximately 7.4 years.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan.  On May 10, 2011, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan, and at December 31, 2012, we had 2,557,655 shares of common stock reserved for future issuance under this plan. During the year ended December 31, 2012, we issued 1,122,483 shares under this plan. The weighted average purchase price of the employees’ purchase rights for these shares was $21.84 per share and was estimated using the Black-Scholes model with the following assumptions:

	2012	2011	2010
Dividend expense yield	0.5%	0.4%	0.4%
Expected life	3 months	3 months	3 months
Expected volatility	40%	44%	25%
Risk-free interest rate	0.1%	0.1%	0.1%

During the year ended December 31, 2012, we did not make any changes in accounting principles or methods of estimates related to the employee stock purchase plan.

Weighted average, grant date fair value of purchase rights granted under the Employee Stock Purchase Plan are as follows:

	Number of Shares	Weighted average fair value
2010	1,011,765	$4.35
2011	940,703	$6.56
2012	1,122,483	$5.93

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

There were not any shares of preferred stock issued and outstanding at December 31, 2012 and December 31, 2011.

Stock repurchases and retirements

       From time to time, our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. Under such programs, we repurchased a total of 2,089,098 shares of our common stock at a weighted average price of $20.04 per share, in the year ended December 31, 2010. On April 21, 2010, our Board of Directors approved a new share repurchase program that increased the aggregate number of shares of common stock that we are authorized to repurchase from 1,011,147 to 4.5 million. At December 31, 2012, there were 3,932,245 shares remaining available for repurchase under this plan. This repurchase plan does not have an expiration date. We did not repurchase any shares of our common stock under this plan in the years ended December 31, 2012 and December 31, 2011.

Note 12 – Employee retirement plan

We have a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code. Substantially all domestic employees with at least 30 days of continuous service are eligible to participate and may contribute up to 15% of their compensation. The Board of Directors has elected to make matching contributions equal to 50% of employee contributions, which may be applied to a maximum of 6% of each participant’s compensation. Employees are eligible for matching contributions after one year of continuous service. Company contributions vest immediately. Our policy prohibits participants from direct investment in shares of our common stock within the plan. Company contributions charged to expense were $5.3 million, $4.7 million and $4.4 million in 2012, 2011 and 2010, respectively.

Note 13 – Segment information

We determine operating segments using the management approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our operating segments. It also requires disclosures about products and services, geographic areas and major customers.

We have defined our operating segment based on geographic regions. In the fourth quarter of 2012, we created a new geographical territory in Asia, resulting in four regions: Americas, Europe, East Asia and Emerging Asia Rest of World (ROW). Our sales to these regions share similar economic characteristics, similar product mix, similar customers, and similar distribution methods. Accordingly, we have elected to aggregate these four geographic regions into a single operating segment. Revenue from the sale of our products which are similar in nature and software maintenance are reflected as total net sales in our Consolidated Statements of Income.

Total net sales, operating income, interest income and long-lived assets, classified by the major geographic areas in which we operate, are as follows:

(In thousands)	Years ended December 31,
	2012	2011	2010
Net sales:
Americas	$454,616	$411,006	$359,895
Europe	297,572	308,619	261,118
East Asia	282,512	215,500	180,713
Emerging Asia ROW	108,992	89,048	71,494
	$1,143,692	$1,024,173	$873,220

	Years ended December 31,
	2012	2011	2010
Operating income:
Americas	$41,266	$55,140	$71,339
Europe	135,600	142,533	131,691
East Asia	125,879	85,005	66,414
Emerging Asia ROW	37,183	29,105	17,018
Unallocated:
Research and development expenses	(222,994)	(199,071)	(158,149)
	$116,934	$112,712	$128,313

	Years ended December 31,
	2012	2011	2010
Interest income:
Americas	$177	$408	$588
Europe	432	771	699
East Asia	23	23	14
Emerging Asia ROW	84	117	90
	$716	$1,319	$1,391

		December 31,
		2012	2011
Long-lived assets:
Americas		$120,329	$110,153
Europe		48,465	47,000
East Asia		3,428	4,728
Emerging Asia ROW		77,499	28,267
		$249,721	$190,148

Total sales outside the U.S. for 2012, 2011 and 2010 were $721.7 million, $645.7 million and $543.7 million, respectively.

Note 14 – Commitments, contingencies and leases

We have commitments under non-cancelable operating leases primarily for office facilities throughout the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Future minimum lease payments as of December 31, 2012, for each of the next five years are as follows:

Amount
(In thousands)
2013	$17,096
2014	14,042
2015	12,132
2016	8,030
2017	5,011
Thereafter	7,019
$63,330

Rent expense under operating leases was approximately $17.1 million, $16.3 million and $13.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, we have non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7.3 million over the next twelve months.

As of December 31, 2012, we have outstanding guarantees for payment of customs and foreign grants totaling approximately $5.0 million, which are generally payable over the next twelve months.

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

Note 16 – Acquisitions

In the fourth quarter of 2012, we acquired three privately held companies, including Signalion. The companies acquired included a wireless product company with a focus on test and measurement, a network measurements company with an emphasis on next-generation characterization and analysis tools for the high-frequency electronics and communication market, and a leading electrical engineering products company serving students, universities and OEMs worldwide with technology based educational design tools. These acquisitions are expected to accelerate the deployment of our RF and wireless technologies, accelerate our expansion into digital and embedded education, gain access to fast turn, low cost development and manufacturing capabilities, and increase our position in semiconductor academic programs. The combined purchase price of the acquisitions was $42 million consisting of $25 million cash, net of $5 million cash received, and $12 million in future cash payments. We funded the cash portion of the purchase price from existing cash balances.

The allocation of the purchase price was determined using the fair value of assets and liabilities acquired as of the respective closing dates. Our consolidated financial statements include the operating results from the date of acquisition. Pro-forma results of operations have not been presented because the effects of those operations were not material.  The following table summarizes the allocation of the purchase price of these acquisitions:

Amount
(In thousands)
Net tangible assets acquired	$8,099
Amortizable intangible assets	24,137
Deferred tax liability	(7,899)
Goodwill	17,987
Total	$42,324

Goodwill is not deductible for tax purposes. Amortizable intangible assets have useful lives of 4 months to 5 years from the date of acquisition. These assets are not deductible for tax purposes for two of the three acquisitions.

AWR Corporation

On June 30, 2011, we acquired all of the outstanding shares of AWR Corporation (AWR), a privately held company that is a leading supplier of electronic design automation software for designing radio frequency and high-frequency components and systems for the semiconductor, aerospace and defense, communications and test equipment industries. The acquisition is expected to improve customer productivity through increased interoperability between upfront design and validation and production test functions. The purchase price of the acquisition was $66 million consisting of $54 million in cash and a three-year earn-out arrangement. We funded the purchase price from existing cash balances. The range of potential undiscounted payments that we could be required to make under the earn-out arrangement is between $0 and $29 million and are payable if AWR achieves certain revenue and operating income targets. The fair value of the earn-out arrangement was estimated at $12 million using the income approach, the key assumptions which included probability-weighted revenue and operating expense growth projections. In July 2012, the Company paid the amount due to the former AWR shareholders based on the first earn-out year performance of AWR. The amount paid was $3.3 million, and it is being recorded as a reduction of the earn-out liability. We re-measure the fair value of the earn-out liability each quarter. In the fourth quarter of 2012, we adjusted the acquisition earn out accrual by $6.8 million as AWR’s performance exceeded our prior expectations.

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

On January 31, 2013, our Board of Directors declared a quarterly cash dividend of $0.14 per common share, payable March 11, 2013, to stockholders of record on February 19, 2013.