Form 10-Q
period 2013-03-31
NATIONAL INSTRUMENTS CORP /DE/
filed 2013-05-02
CIK 935494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

T  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2013 or

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

Large accelerated filer TAccelerated filer £Non-accelerated filer £Smaller reporting company £

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes £  No T

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2013
Common Stock - $0.01 par value	123,550,677

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.               Financial Statements

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2013	2012
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$172,054	$161,996
Short-term investments	155,251	173,166
Accounts receivable, net	172,123	187,060
Inventories, net	188,591	169,990
Prepaid expenses and other current assets	58,462	48,009
Deferred income taxes, net	28,361	27,479
Total current assets	774,842	767,700
Property and equipment, net	259,123	249,721
Goodwill	146,660	147,258
Intangible assets, net	89,247	93,913
Other long-term assets	28,358	26,177
Total assets	$1,298,230	$1,284,769
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$66,821	$65,080
Accrued compensation	26,202	29,978
Deferred revenue - current	94,992	90,714
Accrued expenses and other liabilities	31,977	34,373
Other taxes payable	21,856	24,811
Total current liabilities	241,848	244,956
Deferred income taxes	46,464	47,630
Liability for uncertain tax positions	21,657	20,920
Deferred revenue - long-term	19,944	20,446
Other long-term liabilities	10,556	11,689
Total liabilities	340,469	345,641
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $0.01; 180,000,000 shares authorized; 123,528,394 and 122,878,690 shares issued and outstanding, respectively	1,235	1,229
Additional paid-in capital	552,510	532,845
Retained earnings	405,622	404,210
Accumulated other comprehensive (loss) income	(1,606)	844
Total stockholders’ equity	957,761	939,128
Total liabilities and stockholders’ equity	$1,298,230	$1,284,769

The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net sales:
Product	$265,418	$239,335
Software maintenance	21,070	21,798
Total net sales	286,488	261,133

Cost of sales:
Product	68,626	59,791
Software maintenance	1,614	1,557
Total cost of sales	70,240	61,348

Gross profit	216,248	199,785

Operating expenses:
Sales and marketing	114,070	100,052
Research and development	61,256	54,015
General and administrative	22,844	21,374
Acquisition related adjustment	(1,316)	-
Total operating expenses	196,854	175,441

Operating income	19,394	24,344

Other income:
Interest income	185	230
Net foreign exchange loss	(1,462)	(888)
Other income, net	24	104
Income before income taxes	18,141	23,790
(Benefit from) provision for income taxes	(459)	5,148

Net income	$18,600	$18,642

Basic earnings per share	$0.15	$0.15

Weighted average shares outstanding - basic	123,306	120,908

Diluted earnings per share	$0.15	$0.15

Weighted average shares outstanding - diluted	124,365	121,972

Dividends declared per share	$0.14	$0.14

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

 STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net income	$18,600	$18,642
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	(2,924)	4,316
Unrealized (loss) gain on securities available-for-sale	(442)	1,293
Unrealized gain on derivative instruments	2,078	3,884
Other comprehensive (loss) income, before tax	(1,288)	9,493
Tax expense related to items of other comprehensive income	1,162	2,025
Other comprehensive (loss) income, net of tax	(2,450)	7,468
Comprehensive income	$16,150	$26,110

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flow from operating activities:
Net income	$18,600	$18,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,829	14,115
Stock-based compensation	7,134	6,303
Tax benefit from deferred income taxes	(1,902)	(1,567)
Tax benefit from stock option plans	(459)	(246)
Changes in operating assets and liabilities:
Accounts receivable	15,115	1,671
Inventories	(18,045)	(8,413)
Prepaid expenses and other assets	(12,969)	9,468
Accounts payable	1,603	518
Deferred revenue	3,776	5,374
Taxes, accrued expenses and other liabilities	(9,200)	(12,361)
Net cash provided by operating activities	20,482	33,504

Cash flow from investing activities:
Capital expenditures	(19,094)	(9,054)
Capitalization of internally developed software	(2,803)	(3,740)
Additions to other intangibles	(1,418)	(333)
Purchases of short-term investments	(8,177)	-
Sales and maturities of short-term investments	26,092	84,608
Net cash (used in) provided by investing activities	(5,400)	71,481

Cash flow from financing activities:
Proceeds from issuance of common stock	11,798	7,605
Dividends paid	(17,281)	(16,934)
Tax benefit from stock option plans	459	246
Net cash used in financing activities	(5,024)	(9,083)

Net change in cash and cash equivalents	10,058	95,902
Cash and cash equivalents at beginning of period	161,996	142,608
Cash and cash equivalents at end of period	$172,054	$238,510

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at March 31, 2013 and December 31, 2012, the results of our operations, comprehensive income, and cash flows for the three month periods ended March 31, 2013 and March 31, 2012. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2013 and 2012, are as follows:

	Three Months Ended March 31,
	(In thousands)
	(Unaudited)
	2013	2012
Weighted average shares outstanding-basic	123,306	120,908
Plus: Common share equivalents
Stock options, restricted stock units	1,059	1,064
Weighted average shares outstanding-diluted	124,365	121,972

Stock awards to acquire 86,800 and 719,200 shares for the three months ended March 31, 2013 and 2012 were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.

Note 3 – Cash, cash equivalents and short-term investments

The following tables summarize unrealized gains and losses related to our short-term investments designated as available-for-sale:

	As of March 31, 2013
(In thousands)	(Unaudited)
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$134,054	$-	$-	$-	$134,054
Money Market Accounts	38,001	-	-	-	38,001
Municipal bonds	1,432	2	-	-	1,434
Corporate bonds	17,835	-	(34)	(2,314)	15,487
U.S. treasuries and agencies	119,006	19	-		119,025
Foreign government bonds	18,819	23	-	(2,450)	16,392
Time deposits	2,912	-	-	-	2,912
Cash, cash equivalents, and short-term investments	$332,059	$44	$(34)	$(4,764)	$327,305

(In thousands)	As of December 31, 2012
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$141,340	$-	$-	$-	$141,340
Money Market Accounts	20,656	-	-	-	20,656
Municipal bonds	1,465	1	-	-	1,466
Corporate bonds	8,708	-	(20)	(910)	7,778
U.S. treasuries and agencies	135,953	-	(28)	-	135,925
Foreign government bonds	27,947	57	-	(2,919)	25,085
Time deposits	2,912	-	-	-	2,912
Cash, cash equivalents, and short-term investments	$338,981	$58	$(48)	$(3,829)	$335,162

The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale:

	As of March 31, 2013
(In thousands)	(Unaudited)
	Adjusted Cost	Fair Value
Due in less than 1 year	$58,363	$57,222
Due in 1 to 5 years	101,641	98,028
Total available-for-sale debt securities	$160,004	$155,250

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$-	$-
U.S. treasuries and agencies	46,476	46,479
Foreign government bonds	8,975	7,831
Time deposits	2,912	2,912
Total available-for-sale debt securities	$58,363	$57,222

Due in 1 to 5 years	Adjusted Cost	Fair Value
Municipal bonds	$1,432	$1,434
Corporate bonds	17,835	15,487
U.S. treasuries and agencies	72,530	72,546
Foreign government bonds	9,844	8,561
Total available-for-sale debt securities	$101,641	$98,028

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Inputs that are not based on observable market data

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$38,001	$38,001	$-	$-
U.S. treasuries and agencies	-	-	-	-
Short-term investments available for sale:
Municipal bonds	1,434	-	1,434	-
Corporate bonds	15,487	-	15,487	-
U.S. treasuries and agencies	119,025	-	119,025	-
Foreign government bonds	16,392	-	16,392	-
Time deposits	2,912	2,912	-	-
Derivatives	7,667	-	7,667	-
Total Assets	$200,918	$40,913	$160,005	$-

Liabilities
Derivatives	$(2,792)	$-	$(2,792)	$-
Total Liabilities	$(2,792)	$-	$(2,792)	$-

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$20,656	$20,656	$-	$-
U.S. Treasuries and Agencies	-	-	-	-
Short-term investments available for sale:
Municipal bonds	1,466	-	1,466	-
Corporate bonds	7,778	-	7,778	-
U.S. treasuries and agencies	135,925	-	135,925	-
Foreign government bonds	25,085	-	25,085	-
Time deposits	2,912	2,912	-	-
Derivatives	4,246	-	4,246	-
Total Assets	$198,068	$23,568	$174,500	$-

Liabilities
Derivatives	$(2,804)	$-	$(2,804)	$-
Total Liabilities	$(2,804)	$-	$(2,804)	$-

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

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of similar instruments. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the three month period ended March 31, 2013. There were not any transfers in or out of Level 1 or Level 2 during the three month period ended March 31, 2013.

Our foreign government bonds consist of German government sovereign debt denominated in Euro with maximum maturities of 24 months. Our short-term investments do not involve sovereign debt from any other country in Europe.

We did not have any items that were measured at fair value on a nonrecurring basis at March 31, 2013 and December 31, 2012.

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

We have operations in over 40 countries. Sales outside of the Americas accounted for approximately 58% and 59% of our revenues during each of the three month periods ended March 31, 2013 and 2012, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

Cash flow hedges

To help protect against the reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales over the next one to two years, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue and forecasted expenses denominated in foreign currencies with forward and purchased option contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. For option contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the option contracts net of the premium paid designated as hedges. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money”. We purchase foreign currency forward and option contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, and Hungarian forint) and limit the duration of these contracts to 40 months or less.

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

We held forward contracts with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of March 31, 2013	As of December 31,
	(Unaudited)	2012
Euro	$72,632	$84,770
Japanese yen	35,257	42,209
Hungarian forint	37,342	36,005
Total forward contracts notional amount	$145,231	$162,984

The contracts in the foregoing table had contractual maturities of 36 months or less at March 31, 2013 and December 31, 2012.

At March 31, 2013, we expect to reclassify $6.3 million of gains on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $1.4 million of losses on derivative instruments from accumulated OCI to cost of sales when the cost of sales are incurred and $781,000 of losses on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at March 31, 2013. Actual results may vary as a result of changes in the corresponding exchange rate subsequent to this date.

We did not record any ineffectiveness from our hedges during the three month periods ended March 31, 2013 and 2012.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 120 days. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange loss”. As of March 31, 2013 and December 31, 2012, we held foreign currency forward contracts with a notional amount of $50 million and $69 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets and the effect of derivative instruments on our Consolidated Statements of Income.

Fair Values of Derivative Instruments:

	Asset Derivatives
	March 31, 2013		December 31, 2012
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$4,201	Prepaid expenses and other current assets	$2,956

Foreign exchange contracts - LT forwards	Other long-term assets	2,517	Other long-term assets	1,046
Total derivatives designated as hedging instruments		$6,718		$4,002

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$949	Prepaid expenses and other current assets	$244
Total derivatives not designated as hedging instruments		$949		$244

Total derivatives		$7,667		$4,246

	Liability Derivatives
	March 31, 2013		December 31, 2012
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(1,707)	Accrued expenses and other liabilities	$(1,292)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(915)	Other long-term liabilities	(798)
Total derivatives designated as hedging instruments		$(2,622)		$(2,090)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(170)		$(714)
Total derivatives not designated as hedging instruments		$(170)		$(714)

Total derivatives		$(2,792)		$(2,804)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for three month periods ended March 31, 2013 and 2012, respectively:

March 31, 2013
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$4,263	Net sales	$1,158	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	(1,427)	Cost of sales	108	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	(758)	Operating expenses	(1)	Net foreign exchange gain (loss)	-
Total	$2,078		$1,265		$-

March 31, 2012
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$462	Net sales	$476	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	2,248	Cost of sales	(8)	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	1,175	Operating expenses	55	Net foreign exchange gain (loss)	-
Total	$3,885		$523		$-

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		March 31, 2013	March 31, 2012
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$1,324	$(1,030)

Total		$1,324	$(1,030)

Note 6 – Inventories

Inventories, net consist of the following:

	March 31, 2013	December 31,
(In thousands)	(Unaudited)	2012

Raw materials	$88,860	$78,244
Work-in-process	10,433	8,566
Finished goods	89,298	83,180
	$188,591	$169,990

Note 7 – Intangibles

Intangibles at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013
(In thousands)	(Unaudited)			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$41,970	$(21,119)	$20,851	$45,064	$(23,450)	$21,614
Acquired technology	88,792	(44,818)	43,974	89,876	(42,562)	47,314
Patents	24,407	(9,827)	14,580	24,046	(9,398)	14,648
Other	26,006	(16,164)	9,842	27,421	(17,084)	10,337
	$181,175	$(91,928)	$89,247	$186,407	$(92,494)	$93,913

Software development costs capitalized for the three month periods ended March 31, 2013 and 2012 were $2.9 million and $3.9 million, respectively, and related amortization expense was $3.7 million and $3.6 million, respectively. Capitalized software development costs for the three month periods ended March 31, 2013 and 2012 included costs related to stock based compensation of $140,000 and $178,000, respectively, and the related amounts in the table above are net of fully amortized assets.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Acquired core technology and intangible assets are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally 10 to 17 years. Total intangible assets amortization expenses were $8.4 million and $7.5 million for the three months ended March 31, 2013 and 2012, respectively.

 Note 8 – Goodwill

The carrying amount of goodwill as of March 31, 2013, was as follows:

Amount
(In thousands)
Balance as of December 31, 2012	$147,258
Purchase price adjustments	(100)
Foreign currency translation impact	(498)
Balance as of March 31, 2012 (unaudited)	$146,660

The excess purchase price over the fair value of assets acquired is recorded as goodwill. During the first quarter of 2013, we adjusted the purchase price for one of our 2012 acquisitions, which resulted in the reduction of goodwill by $100,000. As we have one operating segment, we allocate goodwill to one reporting unit for goodwill impairment testing. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 28, 2013. No impairment of goodwill was identified during 2013 and 2012. Goodwill is deductible for tax purposes in certain jurisdictions.

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

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $21.7 million and $20.9 million of unrecognized tax benefits at March 31, 2013 and December 31, 2012, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross increase in unrecognized tax benefits of $541,000 for the  three month period ended March 31, 2013 as a result of tax positions taken during the period. Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2013, we have approximately $1.4 million accrued for interest related to uncertain tax positions. The tax years 2006 through 2012 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of (3)% and 22% for the three month periods ended March 31, 2013 and 2012, respectively. For the three month period ended March 31, 2013, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, the research and development tax credit, and a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit. For the three month period ended March 31, 2012 our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of an enhanced deduction for certain research and development expenses and profits in foreign jurisdictions with reduced income tax rates.

Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $1.7 million and $2.1 million for the three month periods ended March 31, 2013 and 2012, respectively. No countries other than Hungary had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service with regard to any foreign jurisdictions.

The tax position of our Hungarian operation continues to benefit from assets created by the restructuring of our operations in Hungary. In addition, our research and development activities in Hungary continue to benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. Partial release of the valuation allowance on assets from the restructuring and the enhanced tax deduction for research expenses resulted in income tax benefits of $2.4 million and $3.1 million for the three month periods ended March 31, 2013 and 2012, respectively.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2027. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. As our Malaysia manufacturing operation is still in a start up phase, the tax holiday did not result in any income tax benefit for the three month period ended March 31, 2013.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward and option contracts and securities classified as available-for-sale. The accumulated other comprehensive income/(loss), net of tax, as of March 31, 2013 and 2012, consisted of the following:

	Three Months Ended March 31, 2013
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income
Balance as of December 31, 2012	$208	$(620)	$1,256	$844
Current-period other comprehensive (loss) income	(2,924)	(442)	3,343	(23)
Reclassified from accumulated OCI into income	-	-	(1,265)	(1,265)
Income tax expense	74	11	1,077	1,162
Balance as of March 31, 2013	$(2,790)	$(1,073)	$2,257	$(1,606)

	Three Months Ended March 31, 2012
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income
Balance as of December 31, 2011	$(1,543)	$(664)	$(1,293)	$(3,500)
Current-period other comprehensive income	4,316	1,293	4,407	10,016
Reclassified from accumulated OCI into income	-	-	(523)	(523)
Income tax expense	934	280	811	2,025
Balance as of March 31, 2012	$1,839	$349	$1,780	$3,968

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

Awards under the plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares under the options vests over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and revenue growth but shares cannot accelerate to vest over a period of less than five years. Stock options must be exercised within ten years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the three month period ended March 31, 2013, we did not make any changes in accounting principles or methods of estimates related to the 1994 Plan.

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

Our stockholders approved our 2010 Incentive Plan (the “2010 Plan”) on May 11, 2010. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 3,362,304 shares of common stock that were reserved but not issued under the 1994 Plan and the 2005 Plan as of May 11, 2010, and any shares that are returned to the 1994 Plan and the 2005 Plan as a result of forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2010 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three,  five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. There were 3,844,252 shares available for grant under the 2010 Plan at March 31, 2013.

We estimate potential forfeitures of RSUs and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the three month period ended March 31, 2013, we did not make any changes in accounting principles or methods of estimates related to the 2010 Plan.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. On May 10, 2011, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan, and at March 31, 2013, we had 2,246,705 shares of common stock reserved for future issuance under this plan. We issued 340,322 shares under this plan in the three month period ended March 31, 2013. The weighted average purchase price of the employees’ purchase rights was $20.03 per share. During the three months ended March 31, 2013, we did not make any changes in accounting principles or methods of estimates with respect to such plan.

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

There were not any shares of preferred stock issued and outstanding at March 31, 2013.

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

Total net sales, operating income, interest income and long-lived assets, classified by the major geographic areas in which we operate, are as follows:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2013	2012
Net sales:
Americas	$119,717	$107,292
Europe	79,061	75,707
East Asia	60,770	58,419
Emerging Markets	26,940	19,715
	$286,488	$261,133

	Three Months Ended March 31,
	(Unaudited)
	2013	2012
Operating income:
Americas	$12,923	$12,942
Europe	32,959	34,637
East Asia	26,242	25,591
Emerging Markets	8,526	5,189
Unallocated:
Research and development expenses	(61,256)	(54,015)
	$19,394	$24,344

	Three Months Ended March 31,
	(Unaudited)
	2013	2012
Interest income:
Americas	$21	$91
Europe	132	94
East Asia	6	21
Emerging Markets	26	24
	$185	$230

		December 31,
	March 31, 2013	2012
	(Unaudited)
Long-lived assets:
Americas	$123,901	$120,329
Europe	49,251	48,465
East Asia	4,088	3,428
Emerging Markets	81,883	77,499
	$259,123	$249,721

Total sales outside the U.S. for the three month periods ended March 31, 2013 and 2012 were $180.0 million and $163.4 million, respectively.

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

The warranty reserve for the three month periods ended March 31, 2013 and 2012, respectively, was as follows:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2013	2012
Balance at the beginning of the period	$1,435	$1,271
Accruals for warranties issued during the period	659	570
Settlements made (in cash or in kind) during the period	(597)	(543)
Balance at the end of the period	$1,497	$1,298

As of March 31, 2013, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $12 million over the next twelve months.

As of March 31, 2013, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $4.8 million, which are generally payable over the next twelve months.

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

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends Accounting Standards Codification (“ASC”) 220, Comprehensive Income. The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. We have adopted this update in the first quarter of 2013. The adoption of ASU No. 2013-02 did not have a significant impact on the Company’s consolidated financial statements, but did amend the disclosures for accumulated other comprehensive income reclassified into income.

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

On April 25, 2013, our Board of Directors declared a quarterly cash dividend of $0.14 per common share, payable June 3, 2013, to shareholders of record on May 13, 2013.

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

In assessing our business, we consider the trends in the Global Purchasing Managers Index (“PMI”) published by JP Morgan, global industrial production as well as industry reports on the specific vertical industries that we target. A PMI reading above 50 is indicative of expansion in the global industrial economy. Our business is sensitive to fluctuations in general economic conditions, both in the U.S. and globally. Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the PMI. The most recent PMI reading for April 2013 was 50.5, up from a reading of 50.2 for December 2012. For April 2013, the new order element of the PMI was 50.9 up from 49.7 in December 2012. For the three months ended March 31, 2013, the new order element of the PMI had an average reading of 51.8. We are unable to predict whether the industrial economy, as measured by the PMI, will remain near the neutral reading of 50, strengthen or contract during the remainder of 2013. If the industrial economy, as measured by the PMI contracts or remains at or around 50, indicating general weakness, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and result of operations.

We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 58% and 59% of our revenues during the three month periods ended March 31, 2013 and 2012, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 12 - Segment information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and long-lived assets).

We manufacture a substantial majority of our products at our facilities in Debrecen, Hungary. Additional production primarily of low volume or newly introduced products is done in Austin, Texas. We continue to expand manufacturing operations at our manufacturing site in Penang, Malaysia. It is expected that by the end of 2013 our site in Malaysia will produce around 15% to 20% of our total production and will focus primarily on making existing products transferred from our Hungarian production facility to support anticipated growth in our business. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. We manufacture most of the electronic circuit card assemblies, modules and chassis in-house, although subcontractors are used from time to time. We manufacture some of our electronic cable assemblies in-house, but many assemblies are produced by subcontractors. We primarily subcontract our software duplication, our technical manuals and product support documentation.

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

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. In assessing our business, we consider the trends in the PMI, global industrial production as well as industry reports on the specific vertical industries that we target. We remain very concerned by the continued general weakness of the Global PMI in the three months ended March 31, 2013, with an average PMI for the quarter of 51.2 and in the general weakness of the new order element of the index which had an average of 51.8 in the three months ended March 31. 2013. For April 2013, the most recent PMI reading was 50.5, and the new order element of the PMI was 50.9. We believe this trend of PMI readings at or near 50 will continue to restrain growth in the test and measurement industry in the near term. In the past, we have seen these trends in the industrial economy have an adverse effect on the spending patterns of businesses, including our current and potential customers, which could adversely affect our revenues, particularly those derived from larger orders.

During the three months ended March 31, 2013, we received $17 million in new orders from our largest customer for three different applications that we serve for them. Through April 25, 2013, we received additional orders from this customer for $7 million, bringing the total for the year, through April 25, 2013, to $24 million. The majority of these orders relate to a new application in a highly competitive space. As a result, the gross margin for these orders is significantly below our historical average and will likely have a negative impact on our gross margin in the second quarter ending June 30, 2013. During the three month period ended March 31, 2013, we increased our inventory in order to meet expected demand from this customer during the second quarter. We now believe it is likely that the total value of orders from this customer may be lower than our anticipated demand.

During the three month period ended March 31, 2013, our operating expenses exceeded our plan by $3.6 million which had a negative impact on our operating profit. We are taking corrective action to control our spending during the remainder of 2013.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended
	March 31,
	(Unaudited)
	2013	2012
Net sales:
Americas	41.8%	41.1%
Europe	27.6	29.0
East Asia	21.2	22.4
Emerging Markets	9.4	7.5
Consolidated net sales	100.0	100.0
Cost of sales	24.5	23.5
Gross profit	75.5	76.5
Operating expenses:
Sales and marketing	39.8	38.3
Research and development	21.4	20.7
General and administrative	8.0	8.2
Acquisition related adjustment	(0.5)	0
Total operating expenses	68.7	67.2
Operating income	6.8	9.3
Other income (expense):
Interest income	0.1	0.1
Net foreign exchange loss	(0.5)	(0.3)
Other income, net	0.0	-
Income before income taxes	6.3	9.1
Provision for (benefit from) income taxes	(0.2)	2.0
Net income	6.5%	7.1%

  Figures may not sum due to rounding.

Results of Operations for the Three Month Periods ended March 31, 2013 and 2012

Despite a challenging quarter, we delivered record revenue for a first quarter.  However, our expenses ran ahead of plan resulting in less profitability then we planned.

Net Sales.  Our net sales were $286 million and $261 million for the three month periods ended March 31, 2013 and 2012, respectively, an increase of 10%. For the same periods, product sales were $265 million and $239 million, an increase of 11%, and software maintenance sales were $21 million and $22 million, a decrease of 3%.  The overall increase in net sales in 2013 compared to 2012 is attributed to increases in sales volume in the Americas, East Asia, Europe and Emerging Markets. We define Emerging Markets to include Southeast Asia, Africa, the Middle East, and the former Russian Republics.

We did not take any significant action with regard to pricing during the three month periods ended March 31, 2013 and 2012.

Large orders, defined as orders with a value greater than $100,000, grew by 43%, year over year, during the three months ended March 31, 2013, following growth of 73% in the three months ended March 31, 2012. During the three month periods ended March 31, 2013 and 2012, these large orders were 22% and 17% of our total orders, respectively. During the three months ended March 31, 2013, we received a series of orders totaling $17 million for three different applications that we serve for them, of which $4 million was recognized in revenue during the quarter. Larger orders may be more sensitive to changes in the global industrial economy, may be subject to greater discount variability and may contract at a faster pace during an economic downturn.

For the three month periods ended March 31, 2013 and 2012, net sales in the Americas were $120 million and $107 million, respectively, an increase of 12%. Sales in the Americas, as a percentage of consolidated sales were 42% and 41% in the three month periods ended March 31, 2013 and 2012, respectively. In Europe, net sales were $79 million and $76 million in the three month periods ended March 31, 2013 and 2012, respectively, a increase of 4%. Sales in Europe, as a percentage of consolidated sales were 28% and 29% in the three month periods ended March 31, 2013 and 2012, respectively. In East Asia, net sales were $61 million and $59 million in the three month periods ended March 31, 2013 and 2012, respectively, an increase of 3%. Sales in East Asia, as a percentage of consolidated sales were 21% and 23% in the three month periods ended March 31, 2013 and 2012, respectively. In Emerging Markets, net sales were $27 million and $20 million in the three month periods ended March 31, 2013 and 2012, respectively, an increase of 37%. Sales in Emerging Markets, as a percentage of consolidated sales were 9% and 8% in the three month periods ended March 31, 2013 and 2012, respectively.

We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries. We anticipate that sales growth in Emerging Markets may continue to be strong relative to the Americas and Europe and East Asia and continue to grow as a percentage of our total net sales.

Almost all of the sales made by our direct sales offices in the Americas, outside of the U.S., Europe, East Asia, and Emerging Markets are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. For the three months ended March 31, 2013, in local currency terms, our consolidated net sales increased by $24 million or 9%, Americas sales increased by $13 million or 12%, European sales increased by $3.2 million or 4%, sales in East Asia increased by $1.1 million or 2%, and sales in Emerging Markets increased by $6.9 million or 35%, compared to the three month period ended March 31, 2012. During this same period, the change in exchange rates had the effect of decreasing our consolidated sales by $77,000 or 0%, decreasing Americas sales by $105,000 or 0%, increasing European sales by $189,000 or 0%, decreasing East Asia sales by $477,000 or 1%, and increasing sales in Emerging Markets by $316,000 or 2%.

For the three month period ended March 31, 2012, in local currency terms, our consolidated net sales increased by $22 million or 9%, Americas sales increased by $11 million or 11%, European sales increased by $5 million or 7%, sales in East Asia increased by $7 million or 13%, and sales in Emerging Markets increased by $286,000 and 1%, compared to the same period in the prior year. During this same period, the change in exchange rates had the effect of increasing our consolidated sales by $365,000 or 0.2%, decreasing Americas sales by $594,000 or 1%, decreasing European sales by $726,000 or 1%, increasing sales in East Asia by $2.0 million or 4%, and decreasing sales in Emerging Markets by $300,000 or 1.5%.

To help protect against a reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue denominated in foreign currencies with forward and purchased option contracts. During the three month periods ended March 31, 2013 and 2012, these hedges had the effect of increasing our consolidated sales by $1.2 million and increasing our consolidated sales by $476,000, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2013 and 2012).

Gross Profit. For the three month periods ended March 31, 2013 and 2012, gross profit was $216 million and $200 million, respectively, an increase of 8%. As a percentage of sales, gross profit was 75.5% and 76.5% for the three month periods ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013, gross margin was negatively impacted by the incremental overhead related to our new manufacturing facility in Penang, Malaysia as well as changes in our product mix. We continued to focus on cost control and cost reduction measures throughout our manufacturing cycle. These cost control and cost reduction measures along with sales growth have allowed us to maintain stability in our gross margin percentage.

For the three month periods ended March 31, 2013 and 2012, the change in exchange rates had the effect of decreasing our cost of sales by $7,000 and $42,000, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with forward contracts. During the three month periods ended March 31, 2013 and 2012, these hedges had the effect of decreasing our cost of sales by $108,000 and increasing our cost of sales by $8,000, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2013 and 2012).

Operating Expenses. For the three month periods ended March 31, 2013 and 2012, operating expenses were $197 million and $175 million, respectively, an increase of 12%. This increase in our operating expenses was due to higher personnel related expenses of $15 million which included commissions, variable compensation and benefits. The increase in personnel expenses is related to a net increase in our overall headcount of 580 employees year over year. In addition, the overall increase is attributed to higher expenses for building and equipment of $2.5 million, higher travel related expenses of $2.3 million and higher costs related to software development of $938,000. Over the same period, the net impact of changes in foreign currency exchange rates increased our operating expense by $421,000.

As a percentage of net sales, operating expenses in the three month periods ended March 31, 2013 and 2012 were 69% and 67%, respectively. The year over year increase in our operating expenses as a percent of sales is attributed to the fact that our net sales grew by 10% while operating expenses increased by 12% based on the factors above. During the three month period ended March 31, 2013, our operating expenses exceeded our plan by $3.6 million which had a negative impact on our operating profit.

We believe that our long-term growth and success depends on developing high quality software and hardware products on a timely basis. As such, we have made investments in research and development and our field sales force a priority. For the three month periods ended March 31, 2013 and 2012, our sales and marketing expenses were $114 million and $100 million, respectively, and research and development expenses were $61 million and $54 million, respectively. The increase in sales and marketing expense was driven by an increase in headcount of 290 and the increase in research and development expense was driven by a headcount increase of 195. From a regional perspective, the increase in research and development in the three months ended March 31, 2013, had a larger impact on the operating expenses of the Americas as the Americas absorbed $5.4 million of the overall $7.2 million increase. This increase in headcount is consistent with our stated plan to make investment in research and development a priority to support our long-term growth.

Operating Income.  For the three month periods ended March 31, 2013 and 2012, operating income was $19 million and $24 million, respectively, a decrease of 20%. As a percentage of net sales, operating income was 7% and 9%, respectively, in these same periods. The decrease in our operating income as a percent of sales during this period can be attributed to the fact that operating expenses grew by 12% year over year while net sales grew by 10% year over year and gross profit grew by 8% year over year as a result of the factors detailed above.

Interest Income.    For the three month periods ended March 31, 2013 and 2012, interest income was $185,000 and $230,000, respectively. We continue to see low yields for high quality investment alternatives that comply with our corporate investment policy. We do not expect yields in these types of investments to increase during the remainder of 2013.

Net Foreign Exchange Loss.    For the three month periods ended March 31, 2013 and 2012, net foreign exchange loss was $(1.5) million and $(888,000), respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During the three month period ended March 31, 2013, there was mixed volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business which included significant strengthening of the U.S. dollar against the Japanese Yen. We cannot predict the direction or degree of future volatility in these exchange rates. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange loss”. Our hedging strategy decreased our foreign exchange loss by $1.3 million in the three month period ended March 31, 2013 and reduced our foreign exchange gains by $1.0 million in the three month period ended March 31, 2012.

Provision for Income Taxes.    For the three month periods ended March 31, 2013 and 2012, our provision for income taxes reflected an effective tax rate of (3)%  and 22%, respectively. The factors that caused our effective tax rate to change year-over-year are detailed in the table below:

Three Months Ended
March 31, 2013
(Unaudited)
Effective tax rate at March 31, 2012	22%
Change in tax benefit from equity awards	(3)
Change in research and development tax credit	(21)
Other	(1)
Effective tax rate at March 31, 2013	(3)%

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

Acquisition related deferred revenue excluded from revenue. For the three month periods ended March 31, 2013 and 2012, our excluded acquisition related deferred revenue was as follows:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2013	2012
Revenue
Acquisition related deferred revenue	$-	$1,269
Provision for income taxes	-	(444)
Total	$-	$825

 Charges related to stock-based compensation, amortization of acquired intangibles and acquisition related transaction costs. For the three month periods ended March 31, 2013 and 2012, the gross charges related to stock-based compensation as a component of cost of sales, sales and marketing, research and development, and general and administrative expenses and the total charges were as follows:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2013	2012
Stock-based compensation
Cost of sales	$421	$415
Sales and marketing	3,073	2,640
Research and development	2,737	2,449
General and administrative	903	799
Provision for income taxes	(1,814)	(1,507)
Total	$5,320	$4,796

For the three month periods ended March 31, 2013 and 2012, the gross charges related to the amortization of acquisition related intangibles as a component of cost of sales, sales and marketing and other income (expense), net and the total charges were as follows:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2013	2012
Amortization of acquired intangibles
Cost of sales	$2,760	$2,410
Sales and marketing	518	447
Research and development	673	-
Other income, net	193	189
Provision for income taxes	(1,350)	(972)
Total	$2,794	$2,074

For the three month periods ended March 31, 2013 and 2012, the gross charges related to acquisition related transaction costs as a component of cost of sales, sales and marketing, research and development and general and administrative expenses and the total charges were as follows:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2013	2012
Acquisition related transaction costs
Cost of sales	$-	$32
Sales and marketing	118	220
Research and development	144	106
General and administrative	106	47
Acquisition related adjustment	(1,316)	-
Provision for income taxes	(106)	(142)
Total	$(1,054)	$263

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments.  The following table presents our working capital, cash and cash equivalents and short-term investments:

	March 31, 2013	December 31,	Increase/
(In thousands)	(unaudited)	2012	(Decrease)

Working capital	$532,994	$522,744	$10,250
Cash and cash equivalents (1)	172,054	161,996	10,058
Short-term investments (1)	155,251	173,166	(17,915)
Total cash, cash equivalents and short-term investments	$327,305	$335,162	$(7,857)

(1) Included in working capital

During the three months ended March 31, 2013, our working capital increased by $10 million. Overall, current assets increased by $7.1 million while current liabilities decreased by $3.1 million. The increase in our current assets was the result of a $19 million increase in inventory, a $10 million increase in prepaid expenses and other current assets, offset by a $15 million decrease in accounts receivable and an $8 million decrease in our cash, cash equivalents and short-term investments. These overall increases in working capital can be attributed to our overall business growth during the three months ended March 31, 2013.

Inventory increased $19 million to $189 million at March 31, 2013 from $170 million at December 31, 2012. As a result of this increase, inventory turns decreased to 1.6 at March 31, 2013 from 1.9 at December 31, 2012. We increased inventory during the three month period ended March 31, 2013, to service the anticipated needs of our largest customer as well as to support the transition of some of our production from our Hungarian manufacturing facility to our new Malaysian manufacturing facility. We now believe it is likely that the total demand from our largest customer may be lower than we initially expected and, as a result, we will be working to reduce our inventory in line with our reduced expectations.

Prepaid expenses increased $10 million to $58 million March 31, 2013, from $48 million at December 31, 2013. The increase was the result of increases in deferred cost, prepaid insurance, the increase in the fair value of our foreign currency contracts designated as hedging instruments, primarily the result of the devaluation of the Japanese Yen against the U.S. dollar, and federal taxes receivable.

Accounts receivable decreased by $15 million to $172 million at March 31, 2013, from $187 million at December 31, 2012. The decrease in accounts receivable was the result of the sequential revenue decline to $286 million for the three month period ended March 31, 2012, from $300 million for the three month period ended December 31, 2012. Days sales outstanding remained relatively constant at 56 days at March 31, 2013, compared to 55 days at December 31, 2012.

Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our cash and investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $16 million U.S. dollar equivalent of German government sovereign debt that is denominated in Euro. Our German government sovereign debt holdings have a maximum maturity of 15 months and carry Aaa/AAA ratings. Our short-term investments do not include sovereign debt from any other countries in Europe. At March 31, 2013, we had $327 million in cash, cash equivalents and short-term investments. Approximately $41 million or 13% of these amounts were held in domestic accounts with various financial institutions and $286 million or 87% was held in accounts outside of the U.S. with various financial institutions. At March 31, 2013, we had cash and cash equivalents of $172 million of which $40 million or 23% was held in domestic accounts and $132 million or 77% was held in various accounts of our foreign subsidiaries. At March 31, 2013, we had short-term investments of $155 million of which $1.4 million or 1% was held in our investment accounts in the U.S. and $154 million or 99% was held in investment accounts of our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

Cash Provided and (Used) in the Three Months Ended March 31, 2013 and 2012.  Cash, cash equivalents and short-term investments decreased by $8 million to $327 million at March 31, 2013 from $335 million at December 31, 2012. The following table summarizes the proceeds and (uses) of cash:

	Three Months Ended March 31,
(In thousands)	(unaudited)
	2013	2012
Cash provided by operating activities	$20,482	$33,504
Cash (used in) provided by investing activities	(5,400)	71,481
Cash used in financing activities	(5,024)	(9,083)
Net change in cash equivalents	10,058	95,902
Cash and cash equivalents at beginning of year	161,996	142,608
Cash and cash equivalents at end of period	$172,054	$238,510

For the three month periods ended March 31, 2013 and 2012, cash provided by operating activities was $21 million and $34 million, respectively. Year over year, we had a decrease in cash provided by operating assets and liabilities of $13 million. This decrease was driven by the use of $18 million to increase inventories to service the anticipated needs of our largest customer as well as the transition of some of our production from our Hungarian manufacturing facility to our new Malaysian manufacturing facility.

Investing activities used cash of $5.4 million during the three months ended March 31, 2013, as the result of the net sale of $18 million of short-term investments to fund liquidity for operating needs, offset by capital expenditures of $19 million and capitalization of internally developed software and other intangibles of $4.2 million. Capital expenditures during the three month period ended March 31, 2013, included payments related to the finishing stages of the construction of our Malaysian manufacturing facility as well as computers, equipment, furniture and fixtures to support growing operations in our Malaysian manufacturing facility as well as other parts of our business. Investing activities provided cash of $71 million during the three month period ended March 31, 2012, as the result of the sale and maturities of $85 million of short-term investments offset by the purchase of property and equipment of $9 million, and capitalization of internally developed software of $3.7 million.

Financing activities used cash of $5 million during the three months ended March 31, 2013, which was the result of $12 million received from the issuance of our common stock from the exercise of stock options and under our employee stock purchase plan, offset by $17 million used to pay dividends to our stockholders. Financing activities used cash of $9 million during the three month period ended March 31, 2012, which was the result of $8 million received from the issuance of our common stock from the exercise of stock options and our employee stock purchase plan, offset by $17 million used to pay dividends to our stockholders.

From time to time, our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors~~.~~ We did not make any purchases under this program during the three month period ended March 31, 2013. At March 31, 2013, there were 3,932,245 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date.

During the three months ended March 31, 2013, we received less proceeds from the exercise of stock options compared to the three month period ended March 31, 2012. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control and in the future, we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, since 2005, it has been our practice to issue restricted stock units and not stock options to eligible employees which has reduced the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to us.

Contractual Cash Obligations.  Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. At March 31, 2013, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $12 million. At December 31, 2012, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7 million.

Guarantees are related to payments of customs and foreign grants. At March 31, 2013, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $4.8 million. At December 31, 2012, we had outstanding guarantees for payment of customs, foreign grants and potential customer disputes totaling approximately $4.8 million.

Off-Balance Sheet Arrangements.    We do not have any debt or off-balance sheet debt. At March 31, 2013, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Prospective Capital Needs.    We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations as well as from the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, payment of dividends to our stockholders and repurchases of our common stock for at least the next 12 months, although the use of certain of our funds for domestic purposes may require us to repatriate foreign earnings which would be subject to the U.S. federal statutory tax rate of 35%. On April 24, 2013, our Board of Directors approved a line of credit facility in the amount of $50 million which is currently being processed for execution. We may also seek to pursue additional financing, most likely through the sale of debt securities in the private placement debt market, so that we will have sufficient domestic cash to fund continued dividends to our stockholders, to fund potential acquisitions or other domestic general corporate purposes without the need to repatriate foreign earnings. We may also choose to raise additional funds by selling equity to the public. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock and a line of credit would likely have covenants or impose other restrictions on our business. We may also choose to repatriate foreign earnings which would be subject to the U.S. federal statutory tax rate of 35% and therefore, would likely have a material adverse effect on our effective tax rate and on our net income and earnings per share. We could also choose to reduce certain expenditures or payments of dividends or suspend our program to repurchase shares of our common stock. Historically, we have not had to rely on debt, public or private, to fund our operating, financing or investing activities.

Although we believe that we have sufficient capital to fund our operating activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•	difficulties and the high tax costs associated with the repatriation of earnings;
•	payment of dividends to our stockholders;
•	required levels of research and development and other operating costs;
•	the overall levels of sales of our products and gross profit margins;
•	the levels of inventory and accounts receivable that we maintain;
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

•	capital improvements for new and existing facilities;
•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;
•	acquisitions of other businesses, assets, products or technologies;
•	repurchases of our common stock;
•	our relationships with suppliers and customers; and
•	the level of exercises of stock options and stock purchases under our employee stock purchase plan.

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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect decreasing our consolidated sales by $77,000 in the three month period ended March 31, 2013, and increasing our consolidated sales by $365,000 in the three month period ended March 31, 2012. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing our consolidated operating expenses by $421,000 in the three month period ended March 31, 2013, and increasing our consolidated operating expenses by $415,000 in the three month period ended March 31, 2012.

During the three month period ended March 31, 2013, there was mixed volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business which included significant strengthening of the U.S. dollar against the Japanese Yen. We cannot predict to what degree or how long this volatility in the foreign currency exchange markets will continue. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins. To help protect against the change in the value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales and expenses over the next one to two years, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue, cost of sales and operating expenses denominated in foreign currencies with foreign currency forward contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. For purchased option contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the option contracts designated as hedges, net of the premium paid. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” We purchase foreign currency forward and option contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, and Hungarian forint) and limit the duration of these contracts to 40 months or less. As a result, our hedging activities only partially address our risks from foreign currency transactions, and there can be no assurance that this strategy will be successful. We do not invest in contracts for speculative purposes.

During the three month period ended March 31, 2013, our hedges had the effect of increasing our consolidated sales by $1.2 million, decreasing our cost of sales by $108,000, and increasing our operating expenses by $1,000. During the three month period ended March 31, 2012, our hedges had the effect of increasing our consolidated sales by $476,000, increasing our cost of sales by $8,000, and decreasing our operating expenses by $55,000. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales, cost of sales and operating expenses for the three month periods ended March 31, 2013 and 2012).

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

In recent years, we have made a concentrated effort to increase our revenue through the pursuit of orders with a value greater than $1.0 million. Fulfillment of these contracts can severely challenge our supply chain capabilities at the component acquisition, assembly and delivery stages. These contracts can also require us to develop specific product mitigation plans for product delivery constraints caused by unexpected or catastrophic situations to help assure quick production recovery and to comply with critical delivery commitments where severe contractual liabilities can be imposed on us if we fail to provide the quantity of products at the required delivery times. In order to help mitigate the risks associated with these contractual requirements, we may choose to build inventory levels for certain parts or systems. During the three month period ended March 31, 2013, we increased our inventory in order to meet expected demand during the second quarter. We now believe it is likely that the total value of our orders may be lower than our anticipated demand. As a result, we will be working to reduce our inventory in line with our reduced expectations. Because our contracts with such customers may allow the customer to cancel or delay orders without liability, such actions expose our business to increased risk of inventory obsolescence.

Market Risk

We are exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in foreign currency values and changes in the market value of our investments.

Cash, Cash Equivalents and Short-Term Investments

At March 31, 2013, we had $327 million in cash, cash equivalents and short-term investments of which $41 million or 13% is held in domestic accounts and $286 million or 87% is held in international accounts. We maintain cash and cash equivalents and short-term investments with various financial institutions located in many countries throughout the world. At March 31, 2013, we had cash and cash equivalents of $172 million of which $134 million or 78% was held in cash in various operating accounts throughout the world and $38 million or 22% was held in money market accounts. The most significant of our operating accounts was our domestic operating account which held approximately $16 million or 9% of our total cash and cash equivalents at a bank that carried A+/A2/AA- ratings. At March 31, 2013, we had short-term investments of $155 million of which $1.4 million or 1% was held in our investment accounts in the U.S. and $154 million or 99% was held in investment accounts of our foreign subsidiaries. Our short-term investments include $16 million U.S. dollar equivalent of German government sovereign debt and $15 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. Our German government sovereign debt holdings have a maximum maturity of 15 months and carry Aaa/AAA ratings. Our short-term investments do not include sovereign debt from any other countries in Europe.

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

We account for our investments in debt and equity instruments under FASB ASC 320 Investments – Debt and Equity Securities (FASB ASC 320). Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other-than-temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments at March 31, 2013 and December 31, 2012 was $155 million and $173 million, respectively. This decrease was due to the net sale of $18 million of short-term investments to fund liquidity for operational needs.

We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income. There were not any other-than-temporary impairments recognized in other expense during the three month period ended March 31, 2013.

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

In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of March 31, 2013, a 100 basis point increase or decrease in interest rates across all maturities would result in a $757,000 increase or decrease in the fair market value of our portfolio. As of December 31, 2012, a similar 100 basis point increase or decrease in interest rates across all maturities would result in a $844,000 increase or decrease in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is an other-than-temporary impairment. Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of March 31, 2013, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

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

Exchange Rate Risk

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. The principal currencies hedged are the Euro, Japanese yen, and Hungarian forint. We monitor our foreign exchange exposures regularly to help ensure the overall effectiveness of our foreign currency hedge positions. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at March 31, 2013 and December 31, 2012, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $15 million and $22 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

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

During the three month period ended March 31, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a – 15 or Rule 15d – 15 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

Uncertain Economic Conditions Could Materially Adversely Affect Our Business and Results of Operations.    Our business is sensitive to fluctuations in general economic conditions, both in the U.S. and globally. The uncertain economic climate, uncertain budget and tax policies, particularly in the U.S. and Europe, negative financial news, volatile foreign currency markets, natural disasters, energy costs, employment levels, labor costs, healthcare costs, declining income or asset values and credit availability, could continue to negatively impact and cause deterioration in the global industrial economy. Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the Global Purchasing Managers Index (PMI).  The most recent PMI reading for April 2013 was 50.5, up from a reading of 50.2 for December 2012. For the three months ended March 31, 2013, the PMI had an average reading of 51.2. For April 2013, the new order element of the PMI was 50.9, up from 49.7 in December 2012. For the three months ended March 31, 2013, the new order element of the PMI had an average reading of 51.8. We are unable to predict whether the industrial economy, as measured by the PMI, will remain near the neutral reading of 50, strengthen or contract during the remainder of 2013. If the industrial economy, as measured by the PMI, remains at or near a neutral reading of around 50, indicating general weakness, or begins to contract, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and result of operations.

Our Current Domestic Cash Position May Not Be Sufficient to Fund our Domestic Cash Needs in the Next Twelve Months and We May Need to Seek Funding from External Sources or Repatriate Foreign Earnings.  At March 31, 2013, we had $327 million in cash, cash equivalents and short-term investments of which $286 million was held in operating and investment accounts of our foreign subsidiaries. On April 24, 2013, our Board of Directors approved a line of credit facility in the amount of $50 million which is currently being processed for execution. We may also seek to pursue additional financing, most likely through the sale of debt securities in the private placement debt market, so that we will have sufficient domestic cash to fund continued dividends to our stockholders, to fund potential acquisitions or other domestic general corporate purposes without the need to repatriate foreign earnings. We may also choose to raise additional funds by selling equity to the public. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock and a line of credit would likely have covenants or impose other restrictions on our business. We may also choose to repatriate foreign earnings which would be subject to the U.S. federal statutory tax rate of 35% and therefore, would likely have a material adverse effect on our effective tax rate and on our net income and earnings per share. We could also choose to reduce certain expenditures or payments of dividends or suspend our program to repurchase shares of our common stock. Historically, we have not had to rely on debt, public or private, to fund our operating, financing or investing activities.

Orders With a Value of Greater than One Million Dollars Expose Us to Significant Additional Business and Legal Risks that Could Have a Material Adverse Impact on our Business, Results of Operations and Financial Condition. In recent years, we have made a concentrated effort to increase our revenue through the pursuit of orders with a value greater than $1.0 million. As a result of such efforts, this business continues to grow as a percent of our overall business. During three month period ended March 31, 2013, we received a series of orders totaling $17 million for three different applications that we serve for our largest customer, of which $4 million or 1% of our total net sales was recognized as revenue. This type of order exposes us to significant additional business and legal risks compared to smaller orders. These very large customers frequently require contract terms that vary substantially from our standard terms of sale. These orders can be accompanied by critical delivery commitments and severe contractual liabilities can be imposed on us if we fail to provide the quantity of product at the required delivery times. These customers may also impose product acceptance requirements and product performance evaluations which create uncertainty with respect to the timing of our ability to recognize revenue from such orders. These contracts may have supply constraint requirements which mandate that we allocate large product inventories for a specific contract. These inventory requirements expose us to higher risks of inventory obsolescence and can adversely impact our ability to provide adequate product supply to other customers.

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

The Recent Completion of our Third Manufacturing Facility in Penang, Malaysia Could Adversely Affect our Gross Margin, Results of Operations and Earnings if Anticipated Demand is Not Achieved. Construction of our manufacturing and warehousing facility in Penang, Malaysia was completed in the fourth quarter of 2012. We believe this new facility will support our long term manufacturing and warehousing capacity needs. We are currently in the process of ramping up production at our manufacturing site in Penang, Malaysia. By the end of 2013, we expect this site will produce around 15% to 20% of our total production, focused primarily on making existing products which will be transferred from our Hungarian production facility to support anticipated growth in our business. However, if demand for our products does not grow as expected or if it contracts in future periods, we will have excess warehousing and manufacturing capacity which will cause an increase in overhead that will likely negatively impact our gross margins and results of operations in future periods. In addition, we could experience other cost overruns with respect to our Malaysian facility including those associated with;

•	inefficiencies related to start-up operations of this facility;
•	cost overruns related to training a new workforce for this facility; or
•	inefficient inventory management.

Increases in the Amount of Revenue Derived from Large Orders Could Adversely Affect our Gross Margin and Could Lead to Greater Variability in our Quarterly Results.    Our large order business, defined as orders with a value greater than $100,000, continues to grow as a percent of our overall business. As a percent of our overall business, orders over $100,000 represented 22% and 17% of our total orders during the three month periods ended March 31, 2013 and 2012, respectively. These orders may be more sensitive to changes in the global industrial economy, may be subject to greater discount variability, lower gross margins, and may contract at a faster pace during an economic downturn. Historically, our gross margins have been stable from period to period. To the extent that the amount of our revenue derived from larger orders increases in future periods, either in absolute dollars or as a percentage of our overall business, our gross margins could decline, could experience greater volatility and see a greater negative impact from future downturns in the global industrial economy. This dynamic may also have an adverse effect on the historical seasonal pattern of our revenues and our results of operations.

For example, during the three months ended March 31, 2013, we received $17 million in new orders from our largest customer for three different applications that we serve for them. The majority of these orders relate to a new application in a highly competitive space. As a result, the gross margin for these orders is significantly below our historical average and will likely have a negative impact on our gross margin in the second quarter. During the three month period ended March 31, 2013, we increased our inventory in order to meet expected demand during the second quarter. We now believe it is likely that the total value of orders from this customer may be lower than our anticipated demand.

We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results.    We have established an operating budget for 2013. Our budget was established based on the estimated revenue from sales of our products which are based on economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. In 2012, we increased our overall headcount by 634. During 2013, we will see the full year impact of these headcount additions on our operating expenses. If demand for our products in the remainder of 2013 is less than the demand we anticipated in setting our 2013 budget, our operating results could be negatively impacted.

During the three month period ended March 31, 2013, our operating expenses exceeded our plan by $3.6 million which had a negative impact on our operating profit. We are taking corrective action to control our spending during the remainder of 2013. If we continue to exceed the level of expenses established in our 2013 operating budget or if we cannot reduce expenditures in response to a decrease in revenue, our operating results could be adversely affected. Our spending could continue to exceed our budgets due to a number of factors, including:

•	increased costs from hiring more product development engineers or other personnel;
•	increased costs from hiring more field sales personnel;
•	less than expected capacity utilization of our new manufacturing facility in Penang, Malaysia;
•	inefficiencies related to start-up operations of our new manufacturing facility in Penang, Malaysia;
•	cost overruns related to training a new workforce for our new manufacturing facility in Penang, Malaysia;
•	increased manufacturing costs resulting from component supply shortages or component price fluctuations;
•	additional marketing costs for new product introductions or for conferences and tradeshows;
•	the timing, cost or outcome of any future intellectual property litigation or commercial disputes;
•	increased component costs resulting from vendors increasing their sales price; or
•	additional costs related to acquisitions, if any.

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

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

•	our ability to maintain and grow our business with our very large customers;
•	general market and economic conditions, particularly in the Euro zone;
•	our ability to meet the volume and service requirements of our very large customers;
•	industry consolidation, including acquisitions by our competitors;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low cost geographies for manufacturing and/or distribution;
•	product pricing;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	efficiency of manufacturing operations;
•	strategic relationships with our suppliers;
•	product quality and performance;
•	protection of our products by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	the outcome of any future litigation or commercial dispute;
•	barriers to entry imposed by competitors with significant market power in new markets; and,
•	government actions throughout the world.

There can be no assurance that we will be able to compete successfully in the future.

Tax Law Changes in Hungary Could Have a Negative Impact on our Effective Tax Rate, Earnings and Results of Operations.  The profit from our Hungarian operation benefits from the fact that it is subject to an effective income tax rate that is lower than the U.S. federal statutory tax rate of 35%. Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $1.7 million and $2.1 million for the three month periods ended March 31, 2013 and 2012, respectively. In addition, effective January 1, 2010, certain qualified research and development expenses became eligible for an enhanced tax deduction. The enhanced tax deduction for research and development expenses resulted in income tax benefits of $2.4 million and $3.1 million for the three month periods ended March 31, 2013 and 2012, respectively. This tax benefit may not be available in future years due to changes in political conditions in Hungary or changes in tax laws in Hungary and in the U.S. The reduction or elimination of these benefits in Hungary or future changes in U.S. law pertaining to the taxation of foreign earnings could result in an increase in our future effective income tax rate which could have a material adverse effect on our operating results. No countries other than Hungary had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service with regard to any foreign jurisdictions.

 Our Income tax Rate could be Affected by the Expiration of a Tax Holiday in Malaysia. Potential future profits from our new manufacturing facility in Penang, Malaysia are free of tax under a tax holiday effective January 1, 2013. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The expiration of the tax holiday in Malaysia or future changes in U.S. law pertaining to the taxation of foreign earnings could have a material adverse effect on our operating results.

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

Our Revenues are Subject to Seasonal Variations.    In previous years, our revenues have been characterized by seasonality, with revenues typically growing from the first quarter to the second quarter, being relatively constant from the second quarter to the third quarter, growing in the fourth quarter compared to the third quarter and declining in the first quarter of the following year from the fourth quarter of the preceding year. This historical trend has been affected and may continue to be affected in the future by broad fluctuations in the global industrial economy as well as the timing of new product introductions or any acquisitions. In addition, the increasing percentage of our revenue derived from very large orders could have a significant impact on our historical seasonal trends as these orders may be more sensitive to changes in the global industrial economy, may be subject to greater discount variability, lower gross margins, and may contract at a faster pace during an economic downturn. Our historical seasonal variation could also be significantly impacted if we cannot maintain or grow our business with our very large customers. The continuing economic contraction in the Euro zone could persist or worsen in the remainder of 2013. If this instability in the Euro zone continues, worsens or negatively affects other economic regions in 2013, it may have a material adverse effect on the seasonal patterns described above as well as on our overall results of operations and profitability. Our total operating expenses have in the past tended to increase in each successive quarter and have fluctuated as a percentage of revenue based on the seasonality of our revenue.

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

Our Business is Dependent on Key Suppliers and Distributors and Disruptions in these Businesses Could Adversely Affect our Business and Results of Operations. Our manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these components are only available through limited sources. Limited source components purchased include custom application specific integrated circuits (“ASICs”), chassis and other components. We have in the past experienced delays and quality problems in connection with limited source components, and there can be no assurance that these problems will not recur in the future. Accordingly, our failure to receive components from limited suppliers could result in a material adverse effect on our revenues and operating results. In the event that any of our limited source suppliers experience significant financial or operational difficulties due to adverse global economic conditions or otherwise, our business and operating results would likely be adversely impacted until we are able to secure another source for the required materials.

In some countries, we use distributors to support our sales channels. In the event that any of our distributors experience significant financial or operational difficulties due to adverse global economic conditions or if we experience disruptions in the use of these distributors, our business and operating results would likely be adversely impacted until we are able to secure another distributor or establish direct sales capabilities in the affected market.

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

In order to enable timely shipment of products to our customers we also maintain the vast majority of our inventory at these international locations. In addition to being subject to the risks of maintaining such a concentration of manufacturing capacity and global inventory, these facilities and their operations are also subject to risks associated with doing business internationally, including:

•	a changing and potentially unstable political environment;
•	significant and frequent changes in the corporate tax law;
•	the volatility of the Hungarian forint and the Malaysian ringgit relative to the U.S. dollar;
•	difficulty in managing manufacturing operations in foreign countries;
•	challenges in expanding capacity to meet increased demand;
•	difficulty in achieving or maintaining product quality;
•	interruption to transportation flows for delivery of components to us and finished goods to our customers;
•	a restrictive labor code; and,
•	increasing labor costs.

No assurance can be given that our efforts to mitigate these risks will be successful. Any failure to effectively deal with the risks above could result in an interruption in the operations of our facilities in Hungary or Malaysia which could have a material adverse effect on our operating results.

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

We are continually working to maintain reliable systems to control costs and improve our ability to deliver our products in our markets worldwide. Our efforts include, but are not limited to following: firewalls, antivirus protection, patches, log monitors, routine backups with offsite retention of storage media, system audits, data partitioning and routine password modifications. No assurance can be given that our efforts will be successful.

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

We are Subject to Various Risks Associated with International Operations and Foreign Economies. Our international sales are subject to inherent risks, including:

•	fluctuations in foreign currencies relative to the U.S. dollar;
•	difficulties and the high tax costs associated with the repatriation of earnings;
•	fluctuations in local economies;
•	difficulties in staffing and managing foreign operations;
•	greater difficulty in accounts receivable collection;
•	costs and risks of localizing products for foreign countries;
•	unexpected changes in regulatory requirements;
•	tariffs and other trade barriers; and,
•	the burdens of complying with a wide variety of foreign laws.

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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect of decreasing our consolidated sales by $77,000 in the three month period ended March 31, 2013 and increasing our consolidated sales by $365,000 in the three month period ended March 31, 2012. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing our consolidated operating expenses by $421,000 in the three month period ended March 31, 2013, and increasing our consolidated operating expenses by $415,000 in the same period in 2012.

During the three month period ended March 31, 2013, there was mixed volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business which included significant strengthening of the U.S. dollar against the Japanese Yen. We cannot predict to what degree or how long this volatility in the foreign currency exchange markets will continue. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our management’s certification of adequate disclosure controls and procedures as of March 31, 2013. Our most recent annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. Our most recent annual report on Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of March 31, 2013 with respect to the shares of common stock that we repurchased during the first quarter of 2013.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

January 1, 2013 to January 31, 2013	-	-	-	3,932,245

February 1, 2013 to February 28, 2013	-	-	-	3,932,245

March 1, 2013 to March 31, 2013	-	-	-	3,932,245
Total	-	-	-

(1) For the past several years, we have maintained various stock repurchase programs. At March 31, 2013, there were 3,932,245 shares available for repurchase under the plan approved on April 21, 2010. This repurchase plan does not have an expiration date.

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

Dated:  May 2, 2013

NATIONAL INSTRUMENTS CORPORATION
By: /s/ Alex M. Davern
Alex M. Davern
EVP, Chief Operating Officer,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)