Form 10-Q
period 2013-06-30
NATIONAL INSTRUMENTS CORP /DE/
filed 2013-08-01
CIK 935494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

T  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2013 or

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

Large accelerated filer TAccelerated filer £Non-accelerated filer £Smaller reporting company £

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes £  No T

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2013
Common Stock - $0.01 par value	124,798,807

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.               Financial Statements

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2013	2012
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$169,580	$161,996
Short-term investments	153,970	173,166
Accounts receivable, net	172,880	187,060
Inventories, net	185,278	169,990
Prepaid expenses and other current assets	68,202	48,009
Deferred income taxes, net	30,197	27,479
Total current assets	780,107	767,700
Property and equipment, net	263,915	249,721
Goodwill	146,922	147,258
Intangible assets, net	87,972	93,913
Other long-term assets	25,303	26,177
Total assets	$1,304,219	$1,284,769
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$54,606	$65,080
Accrued compensation	28,467	29,978
Deferred revenue - current	95,137	90,714
Accrued expenses and other liabilities	33,412	34,373
Other taxes payable	22,315	24,811
Total current liabilities	233,937	244,956
Deferred income taxes	46,480	47,630
Liability for uncertain tax positions	22,277	20,920
Deferred revenue - long-term	21,120	20,446
Other long-term liabilities	8,646	11,689
Total liabilities	332,460	345,641
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $0.01; 360,000,000 shares authorized; 124,784,176 and 122,878,690 shares issued and outstanding, respectively	1,248	1,229
Additional paid-in capital	568,426	532,845
Retained earnings	402,597	404,210
Accumulated other comprehensive (loss) income	(512)	844
Total stockholders’ equity	971,759	939,128
Total liabilities and stockholders’ equity	$1,304,219	$1,284,769

The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net sales:
Product	$275,663	$268,979	$541,081	$508,314
Software maintenance	20,463	21,931	41,533	43,729
GSA accrual	-	1,349	-	1,349
Total net sales	296,126	292,259	582,614	553,392

Cost of sales:
Product	82,787	69,787	151,413	129,578
Software maintenance	1,028	1,064	2,642	2,621
Total cost of sales	83,815	70,851	154,055	132,199

Gross profit	212,311	221,408	428,559	421,193

Operating expenses:
Sales and marketing	112,561	110,756	226,631	210,808
Research and development	58,473	54,286	119,729	108,301
General and administrative	22,156	21,502	45,000	42,876
Acquisition related adjustment	-	-	(1,316)	-
Total operating expenses	193,190	186,544	390,044	361,985

Operating income	19,121	34,864	38,515	59,208

Other income:
Interest income	177	132	362	362
Net foreign exchange loss	(1,051)	(1,016)	(2,513)	(1,904)
Other income, net	400	151	424	255
Income before income taxes	18,647	34,131	36,788	57,921
Provision for income taxes	4,226	7,690	3,767	12,838

Net income	$14,421	$26,441	$33,021	$45,083

Basic earnings per share	$0.12	$0.22	$0.27	$0.37

Weighted average shares outstanding - basic	124,377	121,801	123,845	121,360

Diluted earnings per share	$0.12	$0.22	$0.26	$0.37

Weighted average shares outstanding - diluted	125,270	122,759	124,824	122,376

Dividends declared per share	$0.14	$0.14	$0.28	$0.28

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

 STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$14,421	$26,441	$33,021	$45,083
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	(325)	(5,597)	(3,249)	(1,281)
Unrealized gain (loss) on securities available-for-sale	36	(404)	(406)	889
Unrealized gain on derivative instruments	1,574	747	3,652	4,631
Other comprehensive income (loss), before tax	1,285	(5,254)	(3)	4,239
Tax expense (benefit) related to items of other comprehensive income	191	(1,005)	1,353	1,020
Other comprehensive income (loss), net of tax	1,094	(4,249)	(1,356)	3,219
Comprehensive income	$15,515	$22,192	$31,665	$48,302

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flow from operating activities:
Net income	$33,021	$45,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,555	27,316
Stock-based compensation	14,006	13,285
Tax (benefit) expense from deferred income taxes	(3,633)	6,695
Tax benefit from stock option plans	(2,042)	(2,094)
Changes in operating assets and liabilities:
Accounts receivable	14,358	(31,203)
Inventories	(14,732)	(16,994)
Prepaid expenses and other assets	(18,418)	(17,625)
Accounts payable	(10,612)	10,596
Deferred revenue	5,097	17,911
Taxes, accrued expenses and other liabilities	(6,208)	(11,169)
Net cash provided by operating activities	44,392	41,801

Cash flow from investing activities:
Capital expenditures	(33,147)	(28,934)
Capitalization of internally developed software	(8,073)	(9,664)
Additions to other intangibles	(2,710)	(1,085)
Purchases of short-term investments	(16,039)	(38,879)
Sales and maturities of short-term investments	35,234	183,058
Net cash (used in) provided by investing activities	(24,735)	104,496

Cash flow from financing activities:
Proceeds from issuance of common stock	20,612	14,422
Dividends paid	(34,727)	(34,019)
Tax benefit from stock option plans	2,042	2,094
Net cash used in financing activities	(12,073)	(17,503)

Net change in cash and cash equivalents	7,584	128,794
Cash and cash equivalents at beginning of period	161,996	142,608
Cash and cash equivalents at end of period	$169,580	$271,402

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at June 30, 2013 and December 31, 2012, the results of our operations and comprehensive income for the three and six month periods ended June 30, 2013 and June 30, 2012, and the cash flows for the six month periods ended June 30, 2013 and June 30, 2012. Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Following approval by the Company’s Board of Directors and stockholders, on May 14, 2013, the Company’s certificate of incorporation was amended to increase the authorized shares of common stock by 180,000,000 shares to a total of 360,000,000 shares.  As a result of this amendment, the total number of shares which the Company is authorized to issue is 365,000,000 shares, consisting of (i) 5,000,000 shares of preferred stock, par value $.01 per share, and (ii) 360,000,000 shares of common stock, par value $.01 per share.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six month periods ended June 30, 2013 and 2012, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)		(In thousands)
	(Unaudited)		(Unaudited)
	2013	2012	2013	2012
Weighted average shares outstanding-basic	124,377	121,801	123,845	121,360
Plus: Common share equivalents
Stock options, RSUs	893	958	979	1,016
Weighted average shares outstanding-diluted	125,270	122,759	124,824	122,376

Stock awards to acquire 538,100 and 4,300 shares for the three months ended June 30, 2013 and 2012, respectively, and 183,500 and 74,900 shares for the six month period ended June 30, 2013 and 2012, respectively, were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.

Note 3 – Cash, cash equivalents and short-term investments

The following tables summarize unrealized gains and losses related to our short-term investments designated as available-for-sale:

	As of June 30, 2013
(In thousands)	(Unaudited)
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$132,898	$-	$-	$-	$132,898
Money Market Accounts	36,682	-	-	-	36,682
Municipal bonds	1,434	1	-	-	1,435
Corporate bonds	17,891	-	(27)	(2,108)	15,756
U.S. treasuries and agencies	117,625	26	-	-	117,651
Foreign government bonds	18,391	-	(13)	(2,162)	16,216
Time deposits	2,912	-	-	-	2,912
Cash, cash equivalents, and short-term investments	$327,833	$27	$(40)	$(4,270)	$323,550

(In thousands)	December 31, 2012
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$141,340	$-	$-	$-	$141,340
Money Market Accounts	20,656	-	-	-	20,656
Municipal bonds	1,465	1	-	-	1,466
Corporate bonds	8,708	-	(20)	(910)	7,778
U.S. treasuries and agencies	135,953	-	(28)	-	135,925
Foreign government bonds	27,947	57	-	(2,919)	25,085
Time deposits	2,912	-	-	-	2,912
Cash, cash equivalents, and short-term investments	$338,981	$58	$(48)	$(3,829)	$335,162

The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale:

	As of June 30, 2013
(In thousands)	(Unaudited)
	Adjusted Cost	Fair Value
Due in less than 1 year	$130,096	$128,990
Due in 1 to 5 years	28,157	24,980
Total available-for-sale debt securities	$158,253	$153,970

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$-	$-
U.S. treasuries and agencies	117,625	117,651
Foreign government bonds	9,559	8,427
Time deposits	2,912	2,912
Total available-for-sale debt securities	$130,096	$128,990

Due in 1 to 5 years	Adjusted Cost	Fair Value
Municipal bonds	$1,434	$1,435
Corporate bonds	17,891	15,756
U.S. treasuries and agencies	-	-
Foreign government bonds	8,832	7,789
Total available-for-sale debt securities	$28,157	$24,980

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Inputs that are not based on observable market data

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$36,682	$36,682	$		$-
U.S. treasuries and agencies	-			-	-
Short-term investments available for sale:
Municipal bonds	1,435			1,435	-
Corporate bonds	15,756			15,756	-
U.S. treasuries and agencies	117,651			117,651	-
Foreign government bonds	16,216			16,216	-
Time deposits	2,912	2,912			-
Derivatives	8,007			8,007	-
Total Assets	$198,659	$39,594		$159,065	$-

Liabilities
Derivatives	$(1,538)	$-		$(1,538)	$-
Total Liabilities	$(1,538)	$-		$(1,538)	$-

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$20,656	$20,656		$-	$-
U.S. Treasuries and Agencies	-	-		-	-
Short-term investments available for sale:
Municipal bonds	1,466	-		1,466	-
Corporate bonds	7,778	-		7,778	-
U.S. treasuries and agencies	135,925	-		135,925	-
Foreign government bonds	25,085	-		25,085	-
Time deposits	2,912	2,912		-	-
Derivatives	4,246	-		4,246	-
Total Assets	$198,068	$23,568		$174,500	$-

Liabilities
Derivatives	$(2,804)	$-		$(2,804)	$-
Total Liabilities	$(2,804)	$-		$(2,804)	$-

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

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of similar instruments. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the six month period ended June 30, 2013. There were not any transfers in or out of Level 1 or Level 2 during the six month period ended June 30, 2013.

Our foreign government bonds consist of German government sovereign debt denominated in Euro with maximum maturities of 24 months. Our short-term investments do not involve sovereign debt from any other country in Europe.

We did not have any items that were measured at fair value on a nonrecurring basis at June 30, 2013 and December 31, 2012.

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

We have operations in over 40 countries. Sales outside of the Americas accounted for approximately 62% and 61% of our revenues during the three month periods ended June 30, 2013 and 2012, respectively, and 60% of our revenues during each of the six month periods ended June 30, 2013 and 2012, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

Cash flow hedges

To help protect against the reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales over the next one to three years, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue and forecasted expenses denominated in foreign currencies with forward and purchased option contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. For option contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the option contracts net of the premium paid designated as hedges. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money”. We purchase foreign currency forward and option contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, and Hungarian forint) and limit the duration of these contracts to 40 months or less.

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

We held forward contracts with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of June 30, 2013	As of December 31,
	(Unaudited)	2012
Euro	$60,559	$84,770
Japanese yen	31,639	42,209
Hungarian forint	31,979	36,005
Total forward contracts notional amount	$124,177	$162,984

The contracts in the foregoing table had contractual maturities of 36 months or less at June 30, 2013 and December 31, 2012.

At June 30, 2013, we expect to reclassify $3.6 million of gains on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $204,000 of losses on derivative instruments from accumulated OCI to cost of sales when the cost of sales are incurred and $47,000 of losses on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at June 30, 2013. Actual results may vary as a result of changes in the corresponding exchange rate subsequent to this date.

We did not record any ineffectiveness from our hedges during the three and six month periods ended June 30, 2013 and 2012.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 120 days. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange loss”. As of June 30, 2013 and December 31, 2012, we held foreign currency forward contracts with a notional amount of $53 million and  $69 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets and the effect of derivative instruments on our Consolidated Statements of Income.

Fair Values of Derivative Instruments:

	Asset Derivatives
	June 30, 2013		December 31, 2012
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$4,191	Prepaid expenses and other current assets	$2,956

Foreign exchange contracts - LT forwards	Other long-term assets	2,567	Other long-term assets	1,046
Total derivatives designated as hedging instruments		$6,758		$4,002

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$1,249	Prepaid expenses and other current assets	$244
Total derivatives not designated as hedging instruments		$1,249		$244

Total derivatives		$8,007		$4,246

	Liability Derivatives
	June 30, 2013		December 31, 2012
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(846)	Accrued expenses and other liabilities	$(1,292)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(259)	Other long-term liabilities	(798)
Total derivatives designated as hedging instruments		$(1,105)		$(2,090)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(433)	Accrued expenses and other liabilities	$(714)
Total derivatives not designated as hedging instruments		$(433)		$(714)

Total derivatives		$(1,538)		$(2,804)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the three month periods ended June 30, 2013 and 2012, respectively:

June 30, 2013
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(268)	Net sales	$804	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	1,161	Cost of sales	(34)	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	681	Operating expenses	(9)	Net foreign exchange gain (loss)	-
Total	$1,574		$761		$-

June 30, 2012
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$1,281	Net sales	$728	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	(377)	Cost of sales	103	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	(157)	Operating expenses	8	Net foreign exchange gain (loss)	-
Total	$747		$839		$-

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		June 30, 2013	June 30, 2012
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$502	$794

Total		$502	$794

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the six month periods ended June 30, 2013 and 2012, respectively.

June 30, 2013
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$3,995	Net sales	$1,962	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	(266)	Cost of sales	74	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	(77)	Operating expenses	(10)	Net foreign exchange gain (loss)	-
Total	$3,652		$2,026		$-

June 30, 2012
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$1,743	Net sales	$1,204	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	1,870	Cost of sales	95	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	1,018	Operating expenses	63	Net foreign exchange gain (loss)	-
Total	$4,631		$1,362		$-

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		June 30, 2013	June 30, 2012
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$1,826	$(236)

Total		$1,826	$(236)

Note 6 – Inventories

Inventories, net consist of the following:

	June 30, 2013	December 31,
(In thousands)	(Unaudited)	2012

Raw materials	$89,767	$78,244
Work-in-process	8,263	8,566
Finished goods	87,248	83,180
	$185,278	$169,990

Note 7 – Intangibles

Intangibles at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013
(In thousands)	(Unaudited)			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$47,339	$(24,469)	$22,870	$45,064	$(23,450)	$21,614
Acquired technology	88,925	(47,852)	41,073	89,876	(42,562)	47,314
Patents	25,052	(10,221)	14,831	24,046	(9,398)	14,648
Other	26,767	(17,569)	9,198	27,421	(17,084)	10,337
	$188,083	$(100,111)	$87,972	$186,407	$(92,494)	$93,913

  Software development costs capitalized for the three month periods ended June 30, 2013 and 2012 were $5.5 million and $6.1 million, respectively, and related amortization expense was $3.5 million for the each of the same periods. For the six month periods ended June 30, 2013 and 2012, capitalized software development costs were $8.5 million and $10.1 million, respectively, and related amortization expense was $7.2 million and $7.1 million, respectively. Capitalized software development costs for the three month periods ended June 30, 2013 and 2012 included costs related to stock based compensation of $262,000 and $221,000, respectively. For the six month periods ended June 30, 2013 and 2012, capitalized software development costs included costs related to stock based compensation of $402,000 and $400,000, respectively. The related amounts in the table above are net of fully amortized assets.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Acquired core technology and intangible assets are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally 10 to 17 years. Total intangible assets amortization expenses were $7.9 million and $7.0 million for the three months ended June 30, 2013 and 2012, respectively, and $16.3 million and $13.7 million for the six month periods ended June 30, 2013 and 2012, respectively.

 Note 8 – Goodwill

The carrying amount of goodwill as of June 30, 2013, was as follows:

Amount
(In thousands)
Balance as of December 31, 2012	$147,258
Purchase price adjustments	(100)
Foreign currency translation impact	(236)
Balance as of June 30, 2013 (unaudited)	$146,922

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

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $22.3 million and $20.9 million of unrecognized tax benefits at June 30, 2013 and December 31, 2012, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross increase in unrecognized tax benefits of $386,000 and $927,000 for the three and six month periods ended June 30, 2013, respectively, as a result of tax positions taken during the period. Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2013, we had approximately $1.6 million accrued for interest related to uncertain tax positions. The tax years 2006 through 2012 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 23% for each of the three month periods ended June 30, 2013 and 2012, and of 10% and 22% for the six month periods ended June 30, 2013 and 2012, respectively. For the three and six month periods ended June 30, 2013, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, the research and development tax credit, and a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit. For the three and six month periods ended June 30, 2012, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of an enhanced deduction for certain research and development expenses and profits in foreign jurisdictions with reduced income tax rates.

Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $1.5 million and $3.1 million for the three month periods ended June 30, 2013 and 2012, respectively, and $3.2 million and $5.2 million for the six month periods ended June 30, 2013 and 2012, respectively. No countries other than Hungary had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service with regard to any foreign jurisdictions.

The tax position of our Hungarian operation continues to benefit from assets created by the restructuring of our operations in Hungary. In addition, our research and development activities in Hungary continue to benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. Partial release of the valuation allowance on assets from the restructuring and the enhanced tax deduction for research expenses resulted in income tax benefits of $2.3 million and $4.6 million for the three month periods ended June 30, 2013 and 2012, respectively, and $4.7 million and $7.7 million for the six month periods ended June 30, 2013 and 2012, respectively.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2027. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. As our Malaysia manufacturing operation is still in a start up phase, the tax holiday did not result in any income tax benefit for the three and six month periods ended June 30, 2013.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward and option contracts and securities classified as available-for-sale. The accumulated other comprehensive income/(loss), net of tax, for the six month periods ended June 30, 2013 and 2012, consisted of the following:

	June 30, 2013
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2012	$208	$(620)	$1,256	$844
Current-period other comprehensive (loss) income	(3,249)	(406)	5,678	2,023
Reclassified from accumulated OCI into income	-	-	(2,026)	(2,026)
Income tax expense	1	19	1,333	1,353
Balance as of June 30, 2013	$(3,042)	$(1,045)	$3,575	$(512)

	June 30, 2012
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2011	$(1,543)	$(664)	$(1,293)	$(3,500)
Current-period other comprehensive income	(1,281)	889	5,993	5,601
Reclassified from accumulated OCI into income	-	-	(1,362)	(1,362)
Income tax expense	(327)	189	1,158	1,020
Balance as of June 30, 2012	$(2,497)	$36	$2,180	$(281)

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

Awards under the plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares under the options vests over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and revenue growth but shares cannot accelerate to vest over a period of less than five years. Stock options must be exercised within ten years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the six month period ended June 30, 2013, we did not make any changes in accounting principles or methods of estimates related to the 1994 Plan.

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

Our stockholders approved our 2010 Incentive Plan (the “2010 Plan”) on May 11, 2010. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 3,362,304 shares of common stock that were reserved but not issued under the 1994 Plan and the 2005 Plan as of May 11, 2010, and any shares that are returned to the 1994 Plan and the 2005 Plan as a result of forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2010 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three,  five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. There were 3,228,639 shares available for grant under the 2010 Plan at June 30, 2013.

We estimate potential forfeitures of RSUs and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the six month period ended June 30, 2013, we did not make any changes in accounting principles or methods of estimates related to the 2010 Plan.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. On May 10, 2011, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan, and at June 30, 2013, we had 1,957,532 shares of common stock reserved for future issuance under this plan. We issued 629,495 shares under this plan in the six month period ended June 30, 2013. The weighted average purchase price of the employees’ purchase rights was $21.50 per share. During the six month period ended June 30, 2013, we did not make any changes in accounting principles or methods of estimates with respect to such plan.

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

There were not any shares of preferred stock issued and outstanding at June 30, 2013.

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

Total net sales, operating income, interest income and long-lived assets, classified by the major geographic areas in which we operate, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2013	2012	2013	2012
Net sales:
Americas	$112,522	$113,175	$232,239	$219,962
Europe	74,611	73,060	153,672	148,767
East Asia	81,574	73,927	142,344	132,851
Emerging Markets	27,419	32,097	54,359	51,812
	$296,126	$292,259	$582,614	$553,392

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2013	2012	2013	2012
Operating income:
Americas	$5,673	$9,590	$18,596	$22,121
Europe	30,037	33,245	62,996	67,882
East Asia	33,524	32,868	59,766	58,870
Emerging Markets	8,360	13,447	16,886	18,636
Unallocated:
Research and development expenses	(58,473)	(54,286)	(119,729)	(108,301)
	$19,121	$34,864	$38,515	$59,208

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2013	2012	2013	2012
Interest income:
Americas	$(2)	$16	$19	$107
Europe	152	90	284	184
East Asia	8	4	14	25
Emerging Markets	19	22	45	46
	$177	$132	$362	$362

	June 30, 2013	December 31, 2012
	(Unaudited)
Long-lived assets:
Americas	$126,200	$120,329
Europe	49,478	48,465
East Asia	4,274	3,428
Emerging Markets	83,963	77,499
	$263,915	$249,721

Total sales outside the U.S. for the three month periods ended June 30, 2013 and 2012 were $191.9 million and $186.1 million, respectively, and $372.4 million and $350.1 million for the six month periods ended June 30, 2013 and 2012, respectively.

Note 13 - Debt

On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association (the “Lender”). The Loan Agreement provides for a $50 million unsecured revolving line of credit with a scheduled maturity date of May 9, 2018 (the “Maturity Date”). Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Loan Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Loan Agreement. As of June 30, 2013, we had $50 million available for borrowings under this revolving line of credit.

The loans bear interest, at our option, at a base rate determined in accordance with the Loan Agreement, plus a spread of 0.0% to 0.5%, or a LIBOR rate plus a spread of 1.125% to 2.0%, in each case with such spread determined based on a ratio of consolidated indebtedness to EBITDA, determined in accordance with the Loan Agreement. Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date. We are also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.175% to 0.300%, with such rate determined based on the ratio described above. The Loan Agreement contains customary affirmative and negative covenants. The affirmative covenants include, among other things, delivery of financial statements, compliance certificates and notices; payment of taxes and other obligations; maintenance of existence; maintenance of properties and insurance; and compliance with applicable laws and regulations. The negative covenants include, among other things, limitations on indebtedness, liens, mergers, consolidations, acquisitions and sales of assets, investments, changes in the nature of the business, affiliate transactions and certain restricted payments. The Loan Agreement also requires us to maintain a ratio of consolidated indebtedness to EBITDA equal to or less than 3.25 to 1.00, and a ratio of consolidated EBITDA to interest expense greater than or equal to 3.00 to 1.00, in each case determined in accordance with the Loan Agreement. As of June 30, 2013, we were in compliance with all covenants in the Loan Agreement.

The Loan Agreement contains customary events of default including, among other things, payment defaults, breaches of covenants or representations and warranties, cross-defaults with certain other indebtedness, bankruptcy and insolvency events, judgment defaults and change in our control, subject to grace periods in certain instances. Upon an event of default, the lender may declare all or a portion of the outstanding obligations payable by us to be immediately due and payable and exercise other rights and remedies provided for under the Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Loan Agreement at a per annum rate of interest equal to 2.00% above the otherwise applicable interest rate.

Note 14 – Commitments and Contingencies

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

The warranty reserve for the six month periods ended June 30, 2013 and 2012, respectively, was as follows:

	Six Months Ended June 30,
(In thousands)	(Unaudited)
	2013	2012
Balance at the beginning of the period	$1,435	$1,271
Accruals for warranties issued during the period	1,459	1,104
Settlements made (in cash or in kind) during the period	(1,392)	(1,070)
Balance at the end of the period	$1,502	$1,305

As of June 30, 2013, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $11 million over the next twelve months.

As of June 30, 2013, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $4.9 million, which are generally payable over the next twelve months.

Note 15 – Recently issued accounting pronouncements

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

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends Accounting Standards Codification (“ASC”) 220, Comprehensive Income. The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. We adopted this update in the first quarter of 2013. The adoption of ASU No. 2013-02 did not have a significant impact on the Company’s consolidated financial statements, but did amend the disclosures for accumulated other comprehensive income reclassified into income.

Note 16 – Litigation

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

On July 24, 2013, our Board of Directors declared a quarterly cash dividend of $0.14 per common share, payable September 3, 2013, to shareholders of record on August 12, 2013.

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

  We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 62% and 61% of our revenues during the three month periods ended June 30, 2013 and 2012, respectively, and 60% for each of the six month periods ended June 30, 2013 and 2012. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 12 - Segment information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and long-lived assets).

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

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. In assessing our business, we consider the trends in the PMI, global industrial production as well as industry reports on the specific vertical industries that we target. We remain very concerned by the continued general weakness of the Global PMI in the first half of 2013. For the three month period ended June 30, 2013, the average of the PMI was 50.5 indicating general weakness. For July 2013, the most recent PMI reading was 50.8, and the new order element of the PMI was 51.6 which is relatively unchanged from the June 2013 new order element reading of 51.5. The continued weakness in the PMI, with the three largest economies, the US, the Eurozone and China all falling below 50 at some point during Q2, makes us conservative in planning for the rest of 2013. In the past, we have seen these trends in the industrial economy have an adverse effect on the spending patterns of businesses, including our current and potential customers, which could adversely affect our revenues, particularly those derived from larger orders.

During the three and six month periods ended June 30, 2013, we received $13 million and $30 million, respectively, in new orders from our largest customer for three different applications that we serve for them. The majority of these orders relate to a new application in a highly competitive space. As a result, the gross margin for these orders is significantly below our historical average. During the three and six month periods ended June 30, 2013, the gross margin related to these orders had the effect of decreasing our consolidated gross margin by approximately 280 and 150 basis points, respectively. During the three month period ended March 31, 2013, we increased our inventory to meet expected demand from this customer during the second quarter. We have determined that demand will be lower than we had originally anticipated and therefore have taken steps to reduce our inventory levels to match our anticipated demand for the remainder of 2013.

During the three month period ended June 30, 2013, we made adjustments to reduce our operating expenses in response to the weaker than anticipated demand for our products. During the three month period ended June 30, 2013, our operating expenses were $3.9 million below what we anticipated compared to the three month period ended March 31, 2013, when our operating expenses exceeded our anticipated expenses by $3.6 million.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2013	2012	2013	2012
Net sales:
Americas	38.0%	38.7%	39.9%	39.7%
Europe	25.2	25.0	26.4	26.9
East Asia	27.5	25.3	24.4	24.0
Emerging Markets	9.3	11.0	9.3	9.4
Consolidated net sales	100.0	100.0	100.0	100.0
Cost of sales	28.3	24.2	26.4	23.9
Gross profit	71.7	75.8	73.6	76.1
Operating expenses:
Sales and marketing	38.0	37.9	38.9	38.1
Research and development	19.7	18.6	20.6	19.6
General and administrative	7.5	7.4	7.7	7.7
Acquisition related adjustment	-	-	(0.2)	-
Total operating expenses	65.2	63.9	66.9	65.4
Operating income	6.5	11.9	6.6	10.7
Other income (expense):
Interest income	0.1	0.0	0.1	0.1
Net foreign exchange loss	(0.4)	(0.4)	(0.4)	(0.4)
Other income, net	0.1	0.1	0.1	0.0
Income before income taxes	6.3	11.6	6.3	10.4
Provision for (benefit from) income taxes	1.4	2.6	0.6	2.3
Net income	4.9%	9.0%	5.7%	8.1%

  Figures may not sum due to rounding.

Results of Operations for the Three and Six Month Periods ended June 30, 2013 and 2012

Net Sales.  Our net sales were $296 million and $292 million for the three month periods ended June 30, 2013 and 2012, respectively, an increase of 1%. For the same periods, product sales were $276 million and $269 million, an increase of 2%, and software maintenance sales were $20 million and $22 million, a decrease of 7%.

For the six month periods ended June 30, 2013 and 2012, our consolidated net sales were $583 million and $553 million, respectively, an increase of 5%. For the same periods, product sales were $541 million and $508 million, respectively, an increase of 6%, and software maintenance sales were $42 million and $44 million, respectively, a decrease of 5%.

We did not take any significant action with regard to pricing during the three or six month periods ended June 30, 2013 and 2012.

Large orders, defined as orders with a value greater than $100,000, decreased by 30% year over year during the three months ended June 30, 2013, compared to year over year growth of 134% in the three month period ended June 30, 2012. In the six month period ended June 30, 2013, large orders decreased by 5% year over year compared to year over year growth 108% during the six month period ended June 30, 2012. A significant amount of our large order growth in three and six month periods ended June 30, 2012, was the result of orders from our largest customer. Year over year, orders from this customer have declined in three and six month periods ended June 30, 2013. Orders from this customer are discussed in more detail below. During the three month periods ended June 30, 2013 and 2012, large orders were 21% and 27% of our total orders, respectively, and for each of the six month periods ended June 30, 2013 and 2012, large orders were 22% of our total orders. Larger orders are more volatile, are subject to greater discount variability and may contract at a faster pace during an economic downturn.

With respect to our largest customer, we are serving three different applications for this customer, each involving the use of LabVIEW and the NI PXI platform. Two of the applications we serve for this customer ramped up significantly for initial production in 2012, and as a result, the customer is ordering far less units this year. The majority of orders from this customer in 2013 relate to a new RF test application. During the three and six month periods ended June 30, 2013, we received $13 million and $30 million, respectively, in new orders from our largest customer. In the three and six month periods ended June 30, 2013, we recognized net revenue of $23 million and $27 million, respectively, from these orders. During the three and six month periods ended June 30, 2012, we received $38 million and $49 million, respectively, in new orders from this same customer. In the three and six month periods ended June 30, 2012, we recognized net revenue of $21 million and $25 million, respectively, from these orders.

For the three month periods ended June 30, 2013 and 2012, net sales in the Americas were $113 million and $113 million, respectively, a decrease of 0.6%. Sales in the Americas, as a percentage of consolidated sales were 38% and 39% in the three month periods ended June 30, 2013 and 2012, respectively. In Europe, net sales were $75 million and $73 million in the three month periods ended June 30, 2013 and 2012, respectively, an increase of 2%. Sales in Europe, as a percentage of consolidated sales were 25% and 25% in the three month periods ended June 30, 2013 and 2012, respectively. In East Asia, net sales were $82 million and $74 million in the three month periods ended June 30, 2013 and 2012, respectively, an increase of 10%. Sales in East Asia, as a percentage of consolidated sales were 28% and 25% in the three month periods ended June 30, 2013 and 2012, respectively. In Emerging Markets, net sales were $27 million and $32 million in the three months ended June 30, 2013 and 2012, respectively, a decrease of 15%. Sales in Emerging Markets, as a percentage of consolidated sales were 9% and 11% in the three month periods ended June 30, 2013 and 2012, respectively.

For the six month periods ended June 30, 2013 and 2012, net sales in the Americas were $232 million and $220 million, respectively, an increase of 6%. Sales in the Americas, as a percentage of consolidated sales were 40% and 40% in the six month periods ended June 30, 2013 and 2012, respectively. In Europe, net sales were $154 million and $149 million in the six month periods ended June 30, 2013 and 2012, respectively, an increase of 3%. Sales in Europe, as a percentage of consolidated sales were 26% and 27% in the six month periods ended June 30, 2013 and 2012, respectively. In East Asia, net sales were $142 million and $133 million in the six month periods ended June 30, 2013 and 2012, respectively, an increase of 7%. Sales in East Asia, as a percentage of consolidated sales were 24% in each of the six month periods ended June 30, 2013 and 2012. In Emerging Markets, net sales were $54 million and $52 million in the six months ended June 30, 2013 and 2012, respectively, an increase of 5%. Sales in Emerging Markets, as a percentage of consolidated sales were 9% in each of the six month periods ended June 30, 2013 and 2012.

We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

Almost all of the sales made by our direct sales offices in the Americas, outside of the U.S., Europe, East Asia, and Emerging Markets are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. For the three months ended June 30, 2013, in local currency terms, our consolidated net sales increased by $6.5 million or 2%, Americas sales decreased by $759,000 or 1%, European sales increased by $3.4 million or 5%, sales in East Asia increased by $8 million or 11%, and sales in Emerging Markets decreased by $4.1 million or 13%, compared to the three month period ended June 30, 2012. During this same period, the change in exchange rates had the effect of decreasing our consolidated sales by $3.4 million or 1%, with negligible impact in the Americas, decreasing European sales by $1.7 million or 2%, decreasing East Asia sales by $1.2 million or 2%, and decreasing sales in Emerging Markets by $561,000 or 2%.

For the three month period ended June 30, 2012, in local currency terms, our consolidated net sales increased by $46 million or 18%, Americas sales increased by $10 million or 10%, European sales increased by $752,000 or 1%, sales in East Asia increased by $23 million or 45%, and sales in Emerging Markets increased by $12 million or 55%. During this same period, the change in exchange rates had the effect of decreasing our consolidated sales by $8 million or 3%, decreasing Americas sales by $1 million or 1%, decreasing European sales by $4.8 million or 6.3%, decreasing sales in East Asia by $429,000 or 1%, and decreasing sales in Emerging Markets by $1.8 million or 8%

For the six month period ended June 30, 2013, in local currency terms, our consolidated net sales increased by $30 million or 5%, Americas sales increased by $12 million or 5%, European sales increased by $6.6 million or 4%, sales in East Asia increased by $9 million or 7%, and sales in Emerging Markets increased by $2.8 million or 5%, compared to the six month period ended June 30, 2012. During this same period, the change in exchange rates had the effect of decreasing our consolidated sales by $3.5 million or 1%, with negligible impact in the Americas, decreasing European sales by $1.5 million or 1%, decreasing East Asia sales by $1.7 million or 1.3%, and decreasing sales in Emerging Markets by $245,000 or 0.5%.

For the six month period ended June 30, 2012, in local currency terms, our consolidated net sales increased by $69 million or 14%, Americas sales increased by $21 million or 10%, European sales increased by $5.7 million or 4%, sales in East Asia increased by $30 million or 29%, and increasing Emerging Markets by $12 million or 29% compared to the six month period ended in the prior year. During this same period, the change in exchange rates had the effect of decreasing our consolidated sales by $7.7 million or 2%, decreasing Americas sales by $1.6 million or 1%, decreasing European sales by $5.6 million or 3.6%, increasing sales in East Asia sales by $2.1 million or 2%, and decreasing sales in Emerging markets by $2.1 million or 5%.

To help protect against changes in U.S dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue denominated in foreign currencies with forward and average rate forward contracts. During the three month periods ended June 30, 2013 and 2012, these hedges had the effect of increasing our consolidated sales by $804,000 and increasing our consolidated sales by $728,000, respectively. During the six month periods ended June 30, 2013 and 2012, these hedges had the effect of increasing our consolidated sales by $2.0 million and increasing our consolidated sales by $1.2 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2013 and 2012).

Gross Profit. For the three month periods ended June 30, 2013 and 2012, gross profit was $212 million and $221 million, respectively, a decrease of 4%. As a percentage of sales, gross profit was 72% and 76% for the three month periods ended June 30, 2013 and 2012, respectively. For the six month periods ended June 30, 2013 and 2012, gross profit was $429 million and $421 million, respectively, an increase of 2%. For these same periods, as a percentage of sales, gross profit was 74% and 76%, respectively. During the three and six month periods ended June 30, 2013, our gross margin was negatively impacted by the incremental overhead related to our new manufacturing facility in Penang, Malaysia and the significantly lower margin on orders for our RF test application business with our largest customer. During the three and six month periods ended June 30, 2013, the gross margin related to these orders had the effect of decreasing our consolidated gross margin by approximately 280 and 150 basis points, respectively.  We continued to focus on cost control and cost reduction measures throughout our manufacturing cycle.

For the three month periods ended June 30, 2013 and 2012, the change in exchange rates had the effect of decreasing our cost of sales by $206,000 and $501,000, respectively. For the six month periods ended June 30, 2013 and 2012, the change in exchange rates had the effect of decreasing our cost of sales by $200,000 and $647,000, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with forward contracts. During the three month periods ended June 30, 2013 and 2012, these hedges had the effect of increasing our cost of sales by $34,000 and decreasing our cost of sales by $103,000, respectively. During the six month periods ended June 30, 2013 and 2012, these hedges had the effect of decreasing our cost of sales by $74,000 and $95,000, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2013 and 2012).

Operating Expenses. For the three month periods ended June 30, 2013 and 2012, operating expenses were $193 million and $187 million, respectively, an increase of 4%. This increase in our operating expenses was due to higher personnel related expenses of $5.1 million which included commissions, variable compensation and benefits. In addition, the overall increase is attributed to higher expenses for building and equipment of $2.7 million. Over the same period, the net impact of changes in foreign currency exchange rates decreased our operating expense by $1.6 million.

For the six month periods ended June 30, 2013 and 2012, operating expenses were $390 million and $362 million, respectively, an increase of 8%. This increase in our operating expenses was due to higher personnel related expenses of $20 million which included commissions, variable compensation and benefits. The increase in personnel expenses is related to a net increase in our overall headcount of 714 employees year over year. In addition, the overall increase is attributed to higher expenses for building and equipment of $5.2 million, higher costs related to software development of $1.6 million and higher travel related expenses of $1.4 million. Over the same period, the net impact of changes in foreign currency exchange rates decreased our operating expenses by $928,000.

For the three month period ended June 30, 2013, operating expenses decreased by $3.7 million or 2% from the three month period ended March 31, 2013, as a result of cost cutting measures implemented in response to the weaker than anticipated demand for our products. During the three month period ended June 30, 2013, our operating expenses were $3.9 million below what was anticipated compared to the three month period ended March 31, 2013, when our operating expenses exceeded our anticipated expenses by $3.6 million. We do not typically maintain a large amount of order backlog as orders typically translate to sales quickly. As such, any weakness in orders typically has a pronounced impact on our net sales in the short term. Given the broad weakness in the industry, we have identified additional actions to take if we need to further reduce our planned spending for the rest of 2013.

As a percentage of net sales, operating expenses in the three months ended June 30, 2013 and 2012 were 65% and 64%, respectively. The year over year increase in our operating expenses as a percent of sales is attributed to the fact that our net sales grew by 1% while operating expenses increased by 4% based on the factors discussed above. For the six month periods ended June 30, 2013 and 2012, operating expenses as a percentage of net sales were 67% and 65%, respectively. This year over year increase in our operating expenses as a percentage of net sales is attributed to the fact that we grew our overall operating expenses by 8% while our net sales grew by 5%.

We believe that our long-term growth and success depends on developing high quality software and hardware products on a timely basis. As such, we have made investments in research and development and our field sales force a priority. For the three month periods ended June 30, 2013 and 2012, our sales and marketing expenses were $113 million and $111 million, respectively, and research and development expenses were $58 million and $54 million, respectively. For the six month periods ended June 30, 2013 and 2012, our sales and marketing expenses were $227 million and $211 million, respectively, and research and development expenses were $120 million and $108 million, respectively.

The increase in sales and marketing expenses for the three and six month periods ended June 30, 2013, was primarily driven by an increase in headcount of 266 from June 30, 2012, to June 30, 2013. Sales and marketing headcount increased by 21 from March 31, 2013, to June 30, 2013. The increase in research and development expenses for the three and six month periods ended June 30, 2013 was primarily driven by an increase in headcount of 209 from June 30, 2012 to June 30, 2013. Research and development headcount increased by 19 from March 31, 2013, to June 30, 2013.

From a regional perspective, the increase in research and development expenses in the three and six months ended June 30, 2013 had a larger impact on the operating expenses of the Americas as the Americas absorbed $3.5 million of the overall $4.2 million increase in the three month period ended June 30, 2013 and $9 million of the overall $11 million in the six month period ended June 30, 2013.

Operating Income.  For the three month periods ended June 30, 2013 and 2012, operating income was $19 million and $35 million, respectively, a decrease of 45%. As a percentage of net sales, operating income was 6% and 12%, respectively, in these same periods. The decrease in our operating income as a percent of sales during this period can be attributed to the fact that operating expenses grew by 4% year over year while net sales grew by 1% year over year and gross margin decreased by 4% year over year as a result of the factors detailed above. For the six month periods ended June 30, 2013 and 2012, operating income was $39 million and $59 million, respectively, a decrease of 35%. As a percentage of net sales, operating income was 7% and 11%, respectively, in these same periods. This decline in operating income as a percent of sales is attributable to the fact that operating expenses grew by 8% year over year while net sales grew by 5% year over year and gross margin decreased by 3% year over year as a result of the factors detailed above.

Interest Income.    For the three month periods ended June 30, 2013 and 2012, interest income was $177,000 and $132,000, respectively. For the six month periods ended June 30, 2013 and 2012, interest income was $362,000 and $362,000, respectively. We continue to see low yields for high quality investment alternatives that comply with our corporate investment policy. We do not expect yields in these types of investments to increase during the remainder of 2013.

Net Foreign Exchange Loss.    For the three month periods ended June 30, 2013 and 2012, net foreign exchange loss was $(1.1) million and $(1.0) million, respectively. During the six month periods ended June 30, 2013 and 2012, net foreign exchange loss was $(2.5) million and $(1.9) million, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During the three and six month periods ended June 30, 2013, there was mixed volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business which included significant strengthening of the U.S. dollar against the Japanese yen. We cannot predict the direction or degree of future volatility in these exchange rates. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange loss”. Our hedging strategy decreased our foreign exchange loss by $502,000 in the three month period ended June 30, 2013 and reduced our foreign exchange losses by $794,000 in the three month period ended June 30, 2012. Our hedging strategy decreased our foreign exchange losses by $1.8 million in the six month period ended June 30, 2013 and increased our foreign exchange losses by $236,000 in the six month period ended June 30, 2012.

Provision for Income Taxes.    For each of the three month periods ended June 30, 2013 and 2012, our provision for income taxes reflected an effective tax rate of 23%. For the six month periods ended June 30, 2013 and 2012, our provision for income taxes reflected an effective tax rate of 10% and 22%, respectively. The factors that caused our effective tax rate to change year-over-year are detailed in the table below:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
	(Unaudited)
Effective tax rate at June 30, 2012	23%	22%
Change in profit in foreign jurisdictions with reduced tax rates	4	2
Change in tax benefit from equity awards	(1)	(2)
Change in research and development tax credit	(3)	(12)
Effective tax rate at June 30, 2013	23%	10%

(See Note 9 – Income taxes of Notes to Consolidated Financial Statements for further discussion regarding changes in our effective tax rate and a reconciliation of income taxes at the U.S. federal statutory income tax rate of 35% to our effective tax rate).

Other operational metrics

We believe that the following additional unaudited operational metrics assist investors in assessing our operational performance relative to our others in our industry and to our historical results.

Acquisition related deferred revenue and GSA accrual adjustment excluded from revenue. For the three three and six month periods ended June 30, 2013 and 2012, our excluded acquisition related deferred revenue and GSA accrual adjustment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2013	2012	2013	2012
Revenue
Acquisition related deferred revenue	$-	$887	$-	$2,156
GSA accrual	-	(1,349)	-	(1,349)
Provision for income taxes	-	162	-	(282)
Total	$-	$(300)	$-	$525

In June 2012, we entered into a Settlement Agreement with the General Services Administration (GSA) and paid approximately $11.8 million in settlement of overpayments under our previous agreement with GSA. In September 2011, we established an accrual of $13.1 million related to this matter. We cancelled our contract with GSA in May 2011.

 Charges related to stock-based compensation, amortization of acquired intangibles and acquisition related transaction costs. For the three and six month periods ended June 30, 2013 and 2012, the gross charges related to stock-based compensation as a component of cost of sales, sales and marketing, research and development, and general and administrative expenses and the total charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2013	2012	2013	2012
Stock-based compensation
Cost of sales	$408	$438	$829	$853
Sales and marketing	2,926	2,945	5,999	5,585
Research and development	2,596	2,679	5,333	5,128
General and administrative	942	921	1,845	1,720
Provision for income taxes	(1,877)	(1,880)	(3,691)	(3,387)
Total	$4,995	$5,103	$10,315	$9,899

For the three and six month periods ended June 30, 2013 and 2012, the gross charges related to the amortization of acquisition related intangibles as a component of cost of sales, sales and marketing and other income (expense), net and the total charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2013	2012	2013	2012
Amortization of acquired intangibles
Cost of sales	$2,613	$2,186	$5,373	$4,596
Sales and marketing	498	448	1,016	895
Research and development	569	-	1,242	-
Other income, net	188	193	381	382
Provision for income taxes	(1,268)	(894)	(2,618)	(1,866)
Total	$2,600	$1,933	$5,394	$4,007

For the three and six month periods ended June 30, 2013 and 2012, the gross charges related to acquisition related transaction costs as a component of cost of sales, sales and marketing, research and development and general and administrative expenses and the total charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2013	2012	2013	2012
Acquisition related transaction costs
Cost of sales	$3	$-	$3	$32
Sales and marketing	142	19	260	239
Research and development	266	56	410	162
General and administrative	69	9	175	56
Acquisition related adjustment	-	-	(1,316)	-
Provision for income taxes	(153)	(29)	(259)	(171)
Total	$327	$55	$(727)	$318

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments.  The following table presents our working capital, cash and cash equivalents and short-term investments:

	June 30, 2013	December 31,	Increase/
(In thousands)	(unaudited)	2012	(Decrease)

Working capital	$546,170	$522,744	$23,426
Cash and cash equivalents (1)	169,580	161,996	7,584
Short-term investments (1)	153,970	173,166	(19,196)
Total cash, cash equivalents and short-term investments	$323,550	$335,162	$(11,612)

(1) Included in working capital

During the six month period ended June 30, 2013, our working capital increased by $23 million. Overall, current assets increased by $12 million while current liabilities decreased by $11 million. The increase in our current assets was the result of a $15 million increase in inventory, a $20 million increase in prepaid expenses and other current assets, offset by a $14 million decrease in accounts receivable and an $12 million decrease in our cash, cash equivalents and short-term investments. These overall increases in working capital can be attributed to our overall business growth during the six month period ended June 30, 2013.

Accounts receivable decreased by $14 million to $173 million at June 30, 2013, from $187 million at December 31, 2012. The majority of this decline occurred during the three month period ended March 31, 2013 as a result of a  sequential revenue decline to $286 million for the three month period ended March 31, 2013, from $300 million for the three month period ended December 31, 2012. There was not a significant change in our accounts receivable from March 31, 2013 to June 30, 2013. Days sales outstanding remained relatively constant at 56 days at June 30, 2013, compared to 55 days at December 31, 2012.

Inventory increased $15 million to $185 million at June 30, 2013, from $170 million at December 31, 2012. As a result of this increase, inventory turns decreased to 1.7 at June 30, 2013 from 1.9 at December 31, 2012. During the three month period ended March 31, 2013, we increased our inventory primarily to meet anticipated demand from our largest customer. We have determined that demand will be lower than we had originally anticipated and therefore have taken steps to reduce our inventory levels to match our anticipated demand for the remainder of 2013. From March 31, 2013, to June 30, 2013, our inventory balance decreased by $3.3 million from $189 million to $185 million.

Prepaid expenses and other current assets increased $20 million to $68 million June 30, 2013, from $48 million at December 31, 2013. The increase was the result of increases in federal and other taxes receivable, the increase in the fair value of our foreign currency contracts designated as hedging instruments, primarily the result of the devaluation of the Japanese yen against the U.S. dollar and increases in other prepaid items such as insurance and maintenance.

Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our cash and investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $16 million U.S. dollar equivalent of German government sovereign debt and $16 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. Our German government sovereign debt holdings have a maximum maturity of 24 months and carry Aaa/AAA ratings. Our short-term investments do not include sovereign debt from any other countries in Europe. At June 30, 2013, we had $324 million in cash, cash equivalents and short-term investments. Approximately $81 million or 25% of these amounts were held in domestic accounts with various financial institutions and $242 million or 75% was held in accounts outside of the U.S. with various financial institutions. At June 30, 2013, we had cash and cash equivalents of $170 million of which $61 million or 36% was held in domestic accounts and $109 million or 64% was held in various accounts of our foreign subsidiaries. At June 30, 2013, we had short-term investments of $154 million of which $20 million or 13% was held in our investment accounts in the U.S. and $134 million or 87% was held in investment accounts of our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

Cash Provided and (Used) in the Six Months Ended June 30, 2013 and 2012.  Cash, cash equivalents and short-term investments decreased by $12 million to $324 million at June 30, 2013 from $335 million at December 31, 2012. The following table summarizes the proceeds and (uses) of cash:

	Six Months Ended June 30,
(In thousands)	(unaudited)
	2013	2012
Cash provided by operating activities	$44,392	$41,801
Cash (used in) provided by investing activities	(24,735)	104,496
Cash used in financing activities	(12,073)	(17,503)
Net change in cash equivalents	7,584	128,794
Cash and cash equivalents at beginning of year	161,996	142,608
Cash and cash equivalents at end of period	$169,580	$271,402

For the six month periods ended June 30, 2013 and 2012, cash provided by operating activities was $44 million and $42 million, respectively. Year over year, we had an increase in cash provided by operating assets and liabilities of $15 million offset by a decrease in net income of $12 million.

Investing activities used cash of $25 million during the six month period ended June 30, 2013, as the result of capital expenditures of $33 million and capitalization of internally developed software and other intangibles of $11 million, offset by  the net sale of $19 million of short-term investments to fund liquidity for operating needs. Capital expenditures during the six month period ended June 30, 2013 included payments related to additional land use rights and the finishing stages of the construction of our Malaysian manufacturing facility as well as leasehold improvements, computers, equipment and furniture and fixtures to support operations in our Malaysian manufacturing facility as well as other parts of our business. Investing activities provided cash of $104 million during the six month period ended June 30, 2012, as the result of the net sale of $144 million of short-term investments offset by the purchase of property and equipment of $29 million and capitalization of internally developed software of $10 million.

Financing activities used cash of $12 million during the six month period ended June 30, 2013, which was the result of $21 million received from the issuance of our common stock from the exercise of stock options and from our employee stock purchase plan, offset by $35 million used to pay dividends to our stockholders. Financing activities used cash of $18 million during the six month period ended June 30, 2012, which was the result of $14 million received from the issuance of our common stock from the exercise of stock options and under our employee stock purchase plan, offset by $34 million used to pay dividends to our stockholders.

From time to time, our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors~~.~~ We did not make any purchases under this program during the six month period ended June 30, 2013. At June 30, 2013, there were 3,932,245 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date.

During the six month period ended June 30, 2013, we received more proceeds from the exercise of stock options compared to the six month period ended June 30, 2012. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control and in the future, we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, since 2005, it has been our practice to issue restricted stock units and not stock options to eligible employees which has reduced the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to us.

Contractual Cash Obligations.  Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. At June 30, 2013, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $11 million. At December 31, 2012, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7 million.

Guarantees are related to payments of customs and foreign grants. At June 30, 2013, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $4.9 million. At December 31, 2012, we had outstanding guarantees for payment of customs, foreign grants and potential customer disputes totaling approximately $5.0 million.

Loan Agreement. On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association (the “Lender”). The Loan Agreement provides for a $50 million unsecured revolving line of credit with a scheduled maturity date of May 9, 2018 (the “Maturity Date”). Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Loan Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Loan Agreement. We may choose to borrow funds against this line of credit in future periods to have sufficient domestic cash to fund continued dividends to our stockholders, to fund potential acquisitions or other domestic general corporate purposes without the need to repatriate foreign earnings. At June 30, 2013, we did not have any amounts outstanding or due as a result of borrowings under this line of credit.

Off-Balance Sheet Arrangements.    We do not have any debt or off-balance sheet debt. At June 30, 2013, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Prospective Capital Needs.    We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations as well as from the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan and available borrowings under our loan agreement will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, payment of dividends to our stockholders and repurchases of our common stock for at least the next 12 months, although the use of certain of our funds for domestic purposes may require us to repatriate foreign earnings which would be subject to the U.S. federal statutory tax rate of 35%. We may also seek to pursue additional financing or to raise additional funds by selling equity to the public.  If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock. We may also choose to repatriate foreign earnings which would be subject to the U.S. federal statutory tax rate of 35% and therefore, would likely have a material adverse effect on our effective tax rate and on our net income and earnings per share. We could also choose to reduce certain expenditures or payments of dividends or suspend our program to repurchase shares of our common stock. Historically, we have not had to rely on debt, public or private, to fund our operating, financing or investing activities.

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

•	our ability to borrow under our loan agreement;
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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect decreasing our consolidated sales by $3.4 million in the three month period ended June 30, 2013, and decreasing our consolidated sales by $8 million in the three month period ended June 30, 2012. The change in exchange rates had the effect of decreasing our consolidated sales by $3.5 million in the six month period ended June 30, 2013, and decreasing our consolidated sales by $7.7 million in the six month period ended June 30, 2012. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing our consolidated operating expenses by $1.6 million in the three month period ended June 30, 2013, and decreasing our consolidated operating expenses by $3.2 million in the three month period ended June 30, 2012.  The change in exchange rates had the effect of decreasing our consolidated operating expenses by $928,000 in the six month period ended June 30, 2013, and decreasing our consolidated operating expenses by $3.6 million in the six month period ended June 30, 2012.

During the six month period ended June 30, 2013, there was mixed volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business which included significant strengthening of the U.S. dollar against the Japanese yen. We cannot predict to what degree or how long this volatility in the foreign currency exchange markets will continue. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

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

During the three month period ended June 30, 2013, our hedges had the effect of increasing our consolidated sales by $804,000 million, increasing our cost of sales by $34,000, and increasing our operating expenses by $9,000. During the six month period ended June 30, 2013, our hedges had the effect of increasing our consolidated sales by $2.0 million, decreasing our cost of sales by $74,000, and increasing our operating expenses by $10,000. During the three month period ended June 30, 2012, our hedges had the effect of increasing our consolidated sales by $728,000, decreasing our cost of sales by $103,000, and decreasing our operating expenses by $8,000. During the six month period ended June 30, 2012, our hedges had the effect of increasing our consolidated sales by $1.2 million, decreasing our cost of sales by $95,000, and decreasing our operating expenses by $63,000. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales, cost of sales and operating expenses for the three and six month periods ended June 30, 2013 and 2012).

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

In recent years, we have made a concentrated effort to increase our revenue through the pursuit of orders with a value greater than $1.0 million. Fulfillment of these contracts can severely challenge our supply chain capabilities at the component acquisition, assembly and delivery stages. These contracts can also require us to develop specific product mitigation plans for product delivery constraints caused by unexpected or catastrophic situations to help assure quick production recovery and to comply with critical delivery commitments where severe contractual liabilities can be imposed on us if we fail to provide the quantity of products at the required delivery times. In order to help mitigate the risks associated with these contractual requirements, we may choose to build inventory levels for certain parts or systems. Because our contracts with such customers may allow the customer to cancel or delay orders without liability, such actions expose our business to increased risk of inventory obsolescence. During the three month period ended March 31, 2013, we increased our inventory primarily to meet anticipated demand from our largest customer. We have determined that demand will be lower than we had originally anticipated and therefore have taken steps to reduce our inventory levels to match our anticipated demand for the remainder of 2013. From March 31, 2013, to June 30, 2013, our inventory balance decreased by $3.3 million from $189 million to $185 million.

Market Risk

We are exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in foreign currency values and changes in the market value of our investments.

Cash, Cash Equivalents and Short-Term Investments

At June 30, 2013, we had $324 million in cash, cash equivalents and short-term investments of which $81 million or 25% is held in domestic accounts and $242 million or 75% is held in international accounts. We maintain cash and cash equivalents and short-term investments with various financial institutions located in many countries throughout the world. At June 30, 2013, we had cash and cash equivalents of $170 million of which $133 million or 78% was held in cash in various operating accounts throughout the world and $37 million or 22% was held in money market accounts. The most significant of our operating accounts was our domestic operating account which held approximately $21 million or 13% of our total cash and cash equivalents at a bank that carried A+/A2/AA- ratings. At June 30, 2013, we had short-term investments of $154 million of which $20 million or 13% was held in our investment accounts in the U.S. and $134 million or 87% was held in investment accounts of our foreign subsidiaries. Our short-term investments include $16 million U.S. dollar equivalent of German government sovereign debt and $16 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. Our German government sovereign debt holdings have a maximum maturity of 24 months and carry Aaa/AAA ratings. Our short-term investments do not include sovereign debt from any other countries in Europe.

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

We account for our investments in debt and equity instruments under FASB ASC 320 Investments – Debt and Equity Securities (FASB ASC 320). Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other-than-temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments at June 30, 2013 and December 31, 2012 was $154 million and $173 million, respectively. This decrease was due to the net sale of $19 million of short-term investments to fund liquidity for operational needs.

We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income. There were not any other-than-temporary impairments recognized in other expense during the three and six month periods ended June 30, 2013.

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

In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of June 30, 2013, a 100 basis point increase or decrease in interest rates across all maturities would result in a $751,000 increase or decrease in the fair market value of our portfolio. As of December 31, 2012, a similar 100 basis point increase or decrease in interest rates across all maturities would result in a $844,000 increase or decrease in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is an other-than-temporary impairment. Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of June 30, 2013, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

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

Exchange Rate Risk

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. The principal currencies hedged are the Euro, Japanese yen, and Hungarian forint. We monitor our foreign exchange exposures regularly to help ensure the overall effectiveness of our foreign currency hedge positions. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at June 30, 2013 and December 31, 2012, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $16 million and $22 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

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

During the three month period ended June 30, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a – 15 or Rule 15d – 15 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

Uncertain Global Economic Conditions Could Materially Adversely Affect Our Business and Results of Operations.  Our operations and performance are sensitive to fluctuations in general economic conditions, both in the U.S. and globally. Uncertainty about global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, unemployment, negative financial news, volatile foreign currency markets and declines in income or asset values. For example, the continuing uncertainty surrounding sovereign debt, financial market volatility, and other factors have resulted in reduced consumer and business confidence and spending in many countries. These worldwide and regional economic conditions could have a material adverse effect on demand for our products. Other factors that could adversely influence demand include increases in fuel and other energy costs, unemployment, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting spending behavior.

Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the Global Purchasing Managers Index (PMI).  The most recent PMI reading for July 2013 was 50.8,  relatively unchanged from a reading of 50.6 for June 2013. For July 2013, the new order element of the PMI was 51.6, relatively unchanged from the reading of 51.5 for June 2013. For the three month period ended June 30, 2013, the new order element of the PMI had an average reading of 51.5. We are unable to predict whether the industrial economy, as measured by the PMI, will remain near the neutral reading of 50, strengthen or contract during the remainder of 2013. If the industrial economy, as measured by the PMI, remains at or near a neutral reading of around 50, indicating general weakness, or begins to contract, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and result of operations.

Our Product Revenues are Dependent on Certain Industries.    Sales of our products are dependent on customers in certain industries, particularly the telecommunications, semiconductor, consumer electronics, automotive, automated test equipment, defense and aerospace industries. As we have experienced in the past, and as we may continue to experience in the future, downturns characterized by diminished product demand in any one or more of these industries may result in decreased sales, and a material adverse effect on our operating results. For example, personal computer shipments have declined sharply during the first six months of 2013. This persistent and steep decline in personal computer shipments could have an indirect material negative impact on our business as it may negatively impact the spending and investment patterns of many of the customers we serve across industries and regions. This persistent and steep decline in personal computer shipments could also have a direct material negative impact on our business, as many of our products allow our customers to equip industry-standard computers with our system design software and modular hardware.

Orders With a Value of Greater than One Million Dollars Expose Us to Significant Additional Business and Legal Risks that Could Have a Material Adverse Impact on our Business, Results of Operations and Financial Condition. In recent years, we have made a concentrated effort to increase our revenue through the pursuit of orders with a value greater than $1.0 million. During the three and six month periods ended June 30, 2013, we received $13 million and $30 million, respectively, in new orders from our largest customer. In the three and six month periods ended June 30, 2013, we recognized net revenue of $23 million and $27 million, respectively, from these orders. During the three and six month periods ended June 30, 2012, we received $38 million and $49 million, respectively, in new orders from this same customer. In the three and six month periods ended June 30, 2012, we recognized net revenue of $21 million and $25 million, respectively, from these orders. This type of order exposes us to significant additional business and legal risks compared to smaller orders. These very large customers frequently require contract terms that vary substantially from our standard terms of sale. These orders can be accompanied by critical delivery commitments and severe contractual liabilities can be imposed on us if we fail to provide the quantity of product at the required delivery times. These customers may also impose product acceptance requirements and product performance evaluations which create uncertainty with respect to the timing of our ability to recognize revenue from such orders. In addition, these larger orders are more volatile, are subject to greater discount variability and may contract at a faster pace during an economic downturn. These contracts may also have supply constraint requirements which mandate that we allocate large product inventories for a specific contract. These inventory requirements expose us to higher risks of inventory obsolescence and can adversely impact our ability to provide adequate product supply to other customers.

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

Revenue Derived from Large Orders Could Adversely Affect our Gross Margin and Could Lead to Greater Variability in our Quarterly Results.    We define our large order business as orders with a value greater than $100,000. As a percent of our overall business, orders over $100,000 represented 21% and 27% of our total orders during the three month periods ended June 30, 2013 and 2012, respectively, and 22% in each of the six month periods ended June 30, 2013 and 2012. These orders may be more sensitive to changes in the global industrial economy, may be subject to greater discount variability, lower gross margins, and may contract at a faster pace during an economic downturn. Historically, our gross margins have been stable from period to period. To the extent that the amount of our revenue derived from larger orders increases in future periods, either in absolute dollars or as a percentage of our overall business, our gross margins could decline, could experience greater volatility and see a greater negative impact from future downturns in the global industrial economy. This dynamic may also have an adverse effect on the historical seasonal pattern of our revenues and our results of operations.

For example, during the three and six month periods ended June 30, 2013, we recognized net revenue of $23 million and $27 million, respectively from our largest customer. The majority of this revenue relates to a new application in a highly competitive space. As a result, the gross margin for this revenue is significantly below our historical average. During the three and six month periods ended June 30, 2013, the gross margin related to these revenue had the effect of decreasing our consolidated gross margin by approximately 280 and 150 basis points, respectively.  During the three month period ended March 31, 2013, we increased our inventory primarily to meet anticipated demand from our largest customer. We have determined that demand will be lower than we had originally anticipated and therefore have taken steps to reduce our inventory levels to match our anticipated demand for the remainder of 2013. From March 31, 2013, to June 30, 2013, our inventory balance decreased by $3.3 million from $189 million to $185 million.

 Our Current Domestic Cash Position May Not Be Sufficient to Fund our Domestic Cash Needs in the Next Twelve Months and We May Need to Seek Funding from External Sources or Repatriate Foreign Earnings.  At June 30, 2013, we had $324 million in cash, cash equivalents and short-term investments of which $242 million was held in operating and investment accounts of our foreign subsidiaries. On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association (the “Lender”). The Loan Agreement provides for a $50 million unsecured revolving line of credit with a scheduled maturity date of May 9, 2018 (the “Maturity Date”). Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may choose to borrow funds against this line of credit in future periods in order to have sufficient domestic cash to fund continued dividends to our stockholders, to fund potential acquisitions or other domestic general corporate purposes without the need to repatriate foreign earnings. At June 30, 2013, we did not have any amounts outstanding or due as a result of borrowings under this line of credit.

We may also seek to pursue additional financing or to raise additional funds by selling equity or debt to the public or in private transactions. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock. We may also choose to repatriate foreign earnings which would be subject to the U.S. federal statutory tax rate of 35% and therefore, would likely have a material adverse effect on our effective tax rate and on our net income and earnings per share. We could also choose to reduce certain expenditures or payments of dividends or suspend our program to repurchase shares of our common stock. Historically, we have not had to rely on debt, public or private, to fund our operating, financing or investing activities.

We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results.    We have established an operating budget for 2013. Our budget was established based on the estimated revenue from sales of our products which are based on anticipated economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. In 2012, we increased our overall headcount by 634. During 2013, we will see the full year impact of these headcount additions on our operating expenses. If demand for our products in the remainder of 2013 is less than the demand we anticipated in setting our 2013 budget, our operating results could be negatively impacted.

In this regard, for the three month period ended June 30, 2013, operating expenses decreased by $3.7 million or 2% from the three month period ended March 31, 2013, as a result of cost cutting measures implemented in response to the weaker than anticipated demand for our products. During the three month period ended June 30, 2013, our operating expenses were $3.9 million below what was anticipated compared to the three month period ended March 31, 2013, when our operating expenses exceeded our anticipated expenses by $3.6 million. Given the broad weakness in the industry, we have identified additional actions to take if we need to further reduce our planned spending for the rest of 2013.

If we exceed the level of expenses established in our 2013 operating budget during future periods or if we cannot reduce expenditures in response to a decrease in revenue, our operating results could be adversely affected. Our spending could continue to exceed our budget due to a number of factors, including:

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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect decreasing our consolidated sales by $3.4 million in the three month period ended June 30, 2013, and decreasing our consolidated sales by $8 million in the three month period ended June 30, 2012. The change in exchange rates had the effect of decreasing our consolidated sales by $3.5 million in the six month period ended June 30, 2013, and decreasing our consolidated sales by $7.7 million in the six month period ended June 30, 2012. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing our consolidated operating expenses by $1.6 million in the three month period ended June 30, 2013, and decreasing our consolidated operating expenses by $3.2 million in the three month period ended June 30, 2012.  The change in exchange rates had the effect of decreasing our consolidated operating expenses by $928,000 in the six month period ended June 30, 2013, and decreasing our consolidated operating expenses by $3.6 million in the six month period ended June 30, 2012.

During the six month period ended June 30, 2013, there was mixed volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business which included significant strengthening of the U.S. dollar against the Japanese yen. We cannot predict to what degree or how long this volatility in the foreign currency exchange markets will continue. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

Tax Law Changes in Hungary Could Have a Negative Impact on our Effective Tax Rate, Earnings and Results of Operations.  The profit from our Hungarian operation benefits from the fact that it is subject to an effective income tax rate that is lower than the U.S. federal statutory tax rate of 35%. Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $1.5 million and $3.1 million for the three month periods ended June 30, 2013 and 2012, respectively, and income tax benefits of $3.2 million and $5.2 million for the six month periods ended June 30, 2013 and 2012, respectively. In addition, effective January 1, 2010, certain qualified research and development expenses became eligible for an enhanced tax deduction. The enhanced tax deduction for research and development expenses resulted in income tax benefits of $2.3 million and $4.6 million for the three month periods ended June 30, 2013 and 2012, respectively, and income tax benefits of $4.7 million and $7.7 million for the six month periods ended June 30, 2013 and 2012, respectively. This tax benefit may not be available in future years due to changes in political conditions in Hungary or changes in tax laws in Hungary and in the U.S. The reduction or elimination of these benefits in Hungary or future changes in U.S. law pertaining to the taxation of foreign earnings could result in an increase in our future effective income tax rate which could have a material adverse effect on our operating results. No countries other than Hungary had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service with regard to any foreign jurisdictions.

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

A Substantial Majority of our Manufacturing, Warehousing and Distribution Capacity is Located Outside of the United States. Our Hungarian manufacturing and warehouse facility sourced a substantial majority of our sales in 2012. In 2013, we have transitioned some of this capacity to our newly completed manufacturing, warehouse and distribution facility in Penang, Malaysia.

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

Adoption of Complex Health Care Legislation and Related Regulations and Financial Reform Could Increase our Operating Costs and Adversely Affect Our Result of Operations. The adoption of the Patient Protection and Affordable Care Act and the related reconciliation measure, the Health Care and Education Reconciliation Act of 2010, and the regulations resulting from such legislation could increase the costs of providing health care to our employees as well as cause us to incur additional administrative costs to comply with certain provisions of this legislation. We are unable to predict the amount and timing of any such increased costs or to what extent we may need to divert other resources to comply with various provisions of this legislation. Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act could result in increased costs to us either as a result of our efforts to comply with the corporate governance provisions which may be applicable to us or due to the impact of such legislation on the derivative contracts or other financial instruments or financial markets that we utilize in the normal course of our business.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our management’s certification of adequate disclosure controls and procedures as of June 30, 2013. Our most recent annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. Our most recent annual report on Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of June 30, 2013 with respect to the shares of common stock that we repurchased during the second quarter of 2013.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

April 1, 2013 to April 30, 2013	-	-	-	3,932,245

May 1, 2013 to May 31, 2013	-	-	-	3,932,245

June 1, 2013 to June 30, 2013	-	-	-	3,932,245
Total	-	-	-
(1)

For the past several years, we have maintained various stock repurchase programs. At June 30, 2013, there were 3,932,245 shares available for repurchase under the plan approved on April 21, 2010. This repurchase plan does not have an expiration date.

  ITEM 5.            OTHER INFORMATION

From time to time our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Jeffrey L. Kodosky and James J. Truchard have made periodic sales of our stock pursuant to such plans.

ITEM 6	EXHIBITS
3.1	Certificate of Incorporation, as amended, of the Company.
3.2(1)	Amended and Restated Bylaws of the Company.
3.3(2)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(3)	Specimen of Common Stock certificate of the Company.
4.2(4)	Rights Agreement dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A.
10.1(3)	Form of Indemnification Agreement.
10.2(5)	1994 Incentive Plan, as amended.*
10.3(6)	1994 Employee Stock Purchase Plan, as amended.*
10.5(7)	National Instruments Corporation Annual Incentive Program, as amended.*
10.6(8)	2005 Incentive Plan.*
10.7(9)	2005 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.8(10)	2005 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.9(11)	2005 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.10(12)	2005 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.11(13)	2010 Incentive Plan.*
10.12(14)	2010 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.13(15)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.14(16)	2010 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.15(17)	2010 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.16(18)	Loan Agreement, dated as of May 9, 2013, by and among National Instruments Corporation, the guarantors from time to time party thereto and Wells Fargo Bank, National Association, as lender.
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Registration Statement on Form 8-A on April 27, 2004.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(4)	Incorporated by reference to exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on January 28, 2004.
(5)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q on August 5, 2004.
(6)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on May 16, 2011.
(7)	Incorporated by reference to exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on February 24, 2012.
(8)	Incorporated by reference to exhibit A of the Company’s Proxy Statement dated and filed on April 4, 2005.
(9)	Incorporated by reference to exhibit 10.8 filed with the Company’s Form 10-Q on August 2, 2006.
(10)	Incorporated by reference to exhibit 10.9 filed with the Company’s Form 10-Q on August 2, 2006.
(11)	Incorporated by reference to exhibit 10.10 filed with the Company’s Form 10-Q on August 2, 2006.
(12)	Incorporated by reference to exhibit 10.11 filed with the Company’s Form 10-Q on August 2, 2006.
(13)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on May 17, 2010.
(14)	Incorporated by reference to exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
(15)	Incorporated by reference to exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
(16)	Incorporated by reference to exhibit 10.4 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
(17)	Incorporated by reference to exhibit 10.5 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
(18)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on May 13, 2013.
*	Management Contract or Compensatory Plan or Arrangement
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

Dated:  August 1, 2013

NATIONAL INSTRUMENTS CORPORATION
By: /s/ Alex M. Davern
Alex M. Davern
EVP, Chief Operating Officer,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)