Form 10-Q
period 2013-09-30
NATIONAL INSTRUMENTS CORP /DE/
filed 2013-11-01
CIK 935494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

T  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2013 or

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

Large accelerated filer TAccelerated filer £Non-accelerated filer £Smaller reporting company £

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes £  No T

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2013
Common Stock - $0.01 par value	125,157,757

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.Financial Statements

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2013	2012
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$190,208	$161,996
Short-term investments	153,906	173,166
Accounts receivable, net	182,723	187,060
Inventories, net	178,904	169,990
Prepaid expenses and other current assets	66,412	48,009
Deferred income taxes, net	26,464	27,479
Total current assets	798,617	767,700
Property and equipment, net	262,966	249,721
Goodwill	147,319	147,258
Intangible assets, net	84,424	93,913
Other long-term assets	28,269	26,177
Total assets	$1,321,595	$1,284,769
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$54,582	$65,080
Accrued compensation	29,559	29,978
Deferred revenue - current	96,043	90,714
Accrued expenses and other liabilities	20,003	34,373
Other taxes payable	31,021	24,811
Total current liabilities	231,208	244,956
Deferred income taxes	45,046	47,630
Liability for uncertain tax positions	23,399	20,920
Deferred revenue - long-term	21,309	20,446
Other long-term liabilities	9,455	11,689
Total liabilities	330,417	345,641
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $0.01; 360,000,000 and 180,000,000 shares authorized, respectively; 125,157,034 and 122,878,690 shares issued and outstanding, respectively	1,252	1,229
Additional paid-in capital	586,406	532,845
Retained earnings	400,798	404,210
Accumulated other comprehensive income	2,722	844
Total stockholders’ equity	991,178	939,128
Total liabilities and stockholders’ equity	$1,321,595	$1,284,769

The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net sales:
Product	$269,582	$267,894	$810,663	$776,208
Software maintenance	19,556	22,080	61,089	65,809
GSA accrual	-	-	-	1,349
Total net sales	289,138	289,974	871,752	843,366

Cost of sales:
Product	73,541	71,796	224,954	201,374
Software maintenance	1,665	1,698	4,307	4,319
Total cost of sales	75,206	73,494	229,261	205,693

Gross profit	213,932	216,480	642,491	637,673

Operating expenses:
Sales and marketing	111,253	109,213	337,884	320,021
Research and development	60,791	56,627	180,520	164,928
General and administrative	21,363	20,714	66,363	63,590
Acquisition related adjustment	-	-	(1,316)	-
Total operating expenses	193,407	186,554	583,451	548,539

Operating income	20,525	29,926	59,040	89,134

Other income:
Interest income	133	133	495	495
Net foreign exchange gain (loss)	456	(235)	(2,057)	(2,139)
Other income (loss), net	304	(899)	728	(644)
Income before income taxes	21,418	28,925	58,206	86,846
Provision for income taxes	5,654	4,585	9,421	17,423

Net income	$15,764	$24,340	$48,785	$69,423

Basic earnings per share	$0.13	$0.20	$0.39	$0.57

Weighted average shares outstanding - basic	125,032	122,402	124,244	121,710

Diluted earnings per share	$0.13	$0.20	$0.39	$0.57

Weighted average shares outstanding - diluted	125,608	123,074	125,221	122,726

Dividends declared per share	$0.14	$0.14	$0.42	$0.42

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$15,764	$24,340	$48,785	$69,423
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	6,307	2,708	3,058	1,427
Unrealized (loss) gain on securities available-for-sale	(91)	(724)	(497)	165
Unrealized (loss) gain on derivative instruments	(2,371)	(1,646)	1,281	2,985
Other comprehensive income, before tax	3,845	338	3,842	4,577
Tax expense (benefit) related to items of other comprehensive income	611	(337)	1,964	683
Other comprehensive income, net of tax	3,234	675	1,878	3,894
Comprehensive income	$18,998	$25,015	$50,663	$73,317

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flow from operating activities:
Net income	$48,785	$69,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,897	41,029
Stock-based compensation	21,996	20,506
Tax (benefit) expense from deferred income taxes	(1,272)	3,626
Tax benefit from stock option plans	(2,185)	(2,353)
Changes in operating assets and liabilities:
Accounts receivable	4,789	(25,549)
Inventories	(8,358)	(23,278)
Prepaid expenses and other assets	(18,320)	(10,296)
Accounts payable	(10,636)	11,100
Deferred revenue	6,192	(2,271)
Taxes, accrued expenses and other liabilities	2,834	8,325
Net cash provided by operating activities	94,722	90,262

Cash flow from investing activities:
Capital expenditures	(40,795)	(52,483)
Capitalization of internally developed software	(10,566)	(11,284)
Additions to other intangibles	(4,146)	(1,426)
Purchases of short-term investments	(16,039)	(48,718)
Sales and maturities of short-term investments	35,299	220,094
Net cash (used in) provided by investing activities	(36,247)	106,183

Cash flow from financing activities:
Proceeds from issuance of common stock	28,809	21,297
AWR earnout payment	(9,016)	-
Dividends paid	(52,241)	(51,167)
Tax benefit from stock option plans	2,185	2,353
Net cash used in financing activities	(30,263)	(27,517)

Net change in cash and cash equivalents	28,212	168,928
Cash and cash equivalents at beginning of period	161,996	142,608
Cash and cash equivalents at end of period	$190,208	$311,536

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at September 30, 2013 and December 31, 2012, the results of our operations and comprehensive income for the three and nine month periods ended September 30, 2013 and 2012, and our cash flows for the nine month periods ended September 30, 2013 and September 30, 2012. Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine month periods ended September 30, 2013 and 2012, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)		(In thousands)
	(Unaudited)		(Unaudited)
	2013	2012	2013	2012
Weighted average shares outstanding-basic	125,032	122,402	124,244	121,710
Plus: Common share equivalents
Stock options, RSUs	576	672	977	1,016
Weighted average shares outstanding-diluted	125,608	123,074	125,221	122,726

Stock awards to acquire 682,300 shares and 1,201,000 shares for the three month periods ended September 30, 2013 and 2012, respectively, and 58,500 shares and 5,030 shares for the nine month periods ended September 30, 2013 and 2012, respectively, were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.

Note 3 – Cash, cash equivalents and short-term investments

The following tables summarize unrealized gains and losses related to our cash, cash equivalents, and short-term investments designated as available-for-sale:

	As of September 30, 2013
(In thousands)	(Unaudited)
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$123,585	$-	$-	$-	$123,585
Money Market Accounts	66,623	-	-	-	66,623
Municipal bonds	-	-	-	-	-
Corporate bonds	17,913	5	(9)	(1,500)	16,409
U.S. treasuries and agencies	117,678	56	-	-	117,734
Foreign government bonds	18,395	-	(4)	(1,540)	16,851
Time deposits	2,912	-	-	-	2,912
Cash, cash equivalents, and short-term investments	$347,106	$61	$(13)	$(3,040)	$344,114

(In thousands)	December 31, 2012
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$141,340	$-	$-	$-	$141,340
Money Market Accounts	20,656	-	-	-	20,656
Municipal bonds	1,465	1	-	-	1,466
Corporate bonds	8,708	-	(20)	(910)	7,778
U.S. treasuries and agencies	135,953	-	(28)	-	135,925
Foreign government bonds	27,947	57	-	(2,919)	25,085
Time deposits	2,912	-	-	-	2,912
Cash, cash equivalents, and short-term investments	$338,981	$58	$(48)	$(3,829)	$335,162

The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale:

	As of September 30, 2013
(In thousands)	(Unaudited)
	Adjusted Cost	Fair Value
Due in less than 1 year	$130,148	$129,401
Due in 1 to 5 years	26,750	24,505
Total available-for-sale debt securities	$156,898	$153,906

Due in less than 1 year	Adjusted Cost	Fair Value
U.S. treasuries and agencies	117,678	117,734
Foreign government bonds	9,558	8,755
Time deposits	2,912	2,912
Total available-for-sale debt securities	$130,148	$129,401

Due in 1 to 5 years	Adjusted Cost	Fair Value
Corporate bonds	17,913	16,409
Foreign government bonds	8,837	8,096
Total available-for-sale debt securities	$26,750	$24,505

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Inputs that are not based on observable market data

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$66,623	$66,623	$		$-
U.S. treasuries and agencies	-			-	-
Short-term investments available for sale:
Municipal bonds	-	-		-	-
Corporate bonds	16,409	-		16,409	-
U.S. treasuries and agencies	117,734	-		117,734	-
Foreign government bonds	16,851	-		16,851	-
Time deposits	2,912	2,912		-	-
Derivatives	5,908	-		5,908	-
Total Assets	$226,437	$69,535		$156,902	$-

Liabilities
Derivatives	$(3,538)	$-		$(3,538)	$-
Total Liabilities	$(3,538)	$-		$(3,538)	$-

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$20,656	$20,656		$-	$-
U.S. Treasuries and Agencies	-	-		-	-
Short-term investments available for sale:
Municipal bonds	1,466	-		1,466	-
Corporate bonds	7,778	-		7,778	-
U.S. treasuries and agencies	135,925	-		135,925	-
Foreign government bonds	25,085	-		25,085	-
Time deposits	2,912	2,912		-	-
Derivatives	4,246	-		4,246	-
Total Assets	$198,068	$23,568		$174,500	$-

Liabilities
Derivatives	$(2,804)	$-		$(2,804)	$-
Total Liabilities	$(2,804)	$-		$(2,804)	$-

We value our available-for-sale short-term investments based on pricing from third party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. We classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. We believe all of these sources reflect the credit risk associated with each of our available-for-sale short-term investments. Short-term investments available-for-sale consists of debt securities issued by states of the U.S. and political subdivisions of the U.S., corporate debt securities and debt securities issued by U.S. government organizations and agencies as well as debt securities issued by foreign governments. All short-term investments available-for-sale have contractual maturities of less than 24 months.

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of similar instruments. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the nine month period ended September 30, 2013. There were not any transfers in or out of Level 1 or Level 2 during the nine month period ended September 30, 2013.

Our foreign government bonds consist of German government sovereign debt denominated in Euro with maximum maturities of 24 months. Our short-term investments do not involve sovereign debt from any other country in Europe.

We did not have any items that were measured at fair value on a nonrecurring basis at September 30, 2013 and December 31, 2012.

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

We have operations in over 50 countries. Sales outside of the Americas accounted for approximately 56% and 59% of our revenues during each of the three month periods ended September 30, 2013 and 2012, respectively, and 59% and 60% of our revenues during the nine month periods ended September 30, 2013 and 2012, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

We held forward contracts with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of September 30, 2013	As of December 31,
	(Unaudited)	2012
Euro	$66,788	$84,770
Japanese yen	27,645	42,209
Hungarian forint	22,461	36,005
British pound	9,780	-
Malaysian ringgit	4,426	-
Total forward contracts notional amount	$131,100	$162,984

The contracts in the foregoing table had contractual maturities of 36 months or less at September 30, 2013 and December 31, 2012.

At September 30, 2013, we expect to reclassify $1.2 million of gains on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $334,000 of gains on derivative instruments from accumulated OCI to cost of sales when the cost of sales are incurred and $283,000 of gains on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at September 30, 2013. Actual results may vary as a result of changes in the corresponding exchange rates subsequent to this date.

We did not record any ineffectiveness from our hedges during the three and nine month periods ended September 30, 2013 and 2012.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 120 days. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss)”. As of September 30, 2013 and December 31, 2012, we held foreign currency forward contracts with a notional amount of $52 million and  $69 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets and the effect of derivative instruments on our Consolidated Statements of Income.

Fair Values of Derivative Instruments:

	Asset Derivatives
	September 30, 2013		December 31, 2012
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$3,692	Prepaid expenses and other current assets	$2,956

Foreign exchange contracts - LT forwards	Other long-term assets	2,017	Other long-term assets	1,046
Total derivatives designated as hedging instruments		$5,709		$4,002

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$199	Prepaid expenses and other current assets	$244
Total derivatives not designated as hedging instruments		$199		$244

Total derivatives		$5,908		$4,246

	Liability Derivatives
	September 30, 2013		December 31, 2012
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(1,887)	Accrued expenses and other liabilities	$(1,292)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(540)	Other long-term liabilities	(798)
Total derivatives designated as hedging instruments		$(2,427)		$(2,090)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(1,111)	Accrued expenses and other liabilities	$(714)
Total derivatives not designated as hedging instruments		$(1,111)		$(714)

Total derivatives		$(3,538)		$(2,804)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for three month periods ended September 30, 2013 and 2012, respectively:

September 30, 2013
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(3,536)	Net sales	$751	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	698	Cost of sales	(20)	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	467	Operating expenses	15	Net foreign exchange gain (loss)	-
Total	$(2,371)		$746		$-

September 30, 2012
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(2,119)	Net sales	$857	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	309	Cost of sales	92	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	164	Operating expenses	62	Net foreign exchange gain (loss)	-
Total	$(1,646)		$1,011		$-

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		September 30, 2013	September 30, 2012
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$(1,293)	$(1,164)

Total		$(1,293)	$(1,164)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the nine month periods ended September 30, 2013 and 2012, respectively.

September 30, 2013
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$459	Net sales	$2,713	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	432	Cost of sales	54	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	390	Operating expenses	5	Net foreign exchange gain (loss)	-
Total	$1,281		$2,772		$-

September 30, 2012
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(377)	Net sales	$2,061	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	2,180	Cost of sales	187	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	1,182	Operating expenses	125	Net foreign exchange gain (loss)	-
Total	$2,985		$2,373		$-

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		September 30, 2013	September 30, 2012
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$533	$(1,400)

Total		$533	$(1,400)

Note 6 – Inventories

Inventories, net consist of the following:

	September 30, 2013	December 31,
(In thousands)	(Unaudited)	2012

Raw materials	$86,741	$78,244
Work-in-process	6,231	8,566
Finished goods	85,932	83,180
	$178,904	$169,990

Note 7 – Intangible assets

Intangible assets at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013
(In thousands)	(Unaudited)			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$41,541	$(19,539)	$22,002	$45,064	$(23,450)	$21,614
Acquired technology	89,277	(51,097)	38,180	89,876	(42,562)	47,314
Patents	25,491	(10,640)	14,851	24,046	(9,398)	14,648
Other	28,014	(18,623)	9,391	27,421	(17,084)	10,337
	$184,323	$(99,899)	$84,424	$186,407	$(92,494)	$93,913

Software development costs capitalized for the three month periods ended September 30, 2013 and 2012 were $2.7 million and $1.7 million, respectively, and related amortization expense was $3.5 million for each of the same periods. For the nine month periods ended September 30, 2013 and 2012, capitalized software development costs were $11.1 million and $11.8 million, respectively, and related amortization expense was $10.8 million and $10.6 million, respectively. Capitalized software development costs for the three month periods ended September 30, 2013 and 2012 included costs related to stock based compensation of $170,000 and $89,000, respectively. For the nine month periods ended September 30, 2013 and 2012, capitalized software development costs included costs related to stock based compensation of $572,000 and $489,000, respectively. The related amounts in the table above are net of fully amortized assets.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Acquired technology and other intangible assets are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally 10 to 17 years. Total intangible assets amortization expenses were $7.9 million and $7.3 million for the three month periods ended September 30, 2013 and 2012, respectively, and $24 million and $21 million for the nine month periods ended September 30, 2013 and 2012, respectively.

 Note 8 – Goodwill

The carrying amount of goodwill as of September 30, 2013, was as follows:

Amount
(In thousands)
Balance as of December 31, 2012	$147,258
Purchase price adjustments	(362)
Foreign currency translation impact	423
Balance as of September 30, 2013 (unaudited)	$147,319

The excess purchase price over the fair value of assets acquired is recorded as goodwill. During the nine months ended September 30, 2013, we adjusted the purchase price for one of our 2012 acquisitions, which resulted in the reduction of goodwill by $362,000. As we have one operating segment, we allocate goodwill to one reporting unit for goodwill impairment testing. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 28, 2013. No impairment of goodwill was identified during 2013 and 2012. Goodwill is deductible for tax purposes in certain jurisdictions.

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

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $23.4 million and $20.9 million of unrecognized tax benefits at September 30, 2013 and December 31, 2012, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross increase in unrecognized tax benefits of $889,000 and $1.8 million for the three and nine month periods ended September 30, 2013, as a result of tax positions taken during the period. Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2013, we had approximately $1.9 million accrued for interest related to uncertain tax positions. The tax years 2006 through 2012 remain open to examination by the major taxing jurisdictions to which we are subject.  The Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax returns for 2010 and 2011 in the second quarter of 2013.

Our provision for income taxes reflected an effective tax rate of 26% and 16% for the three month periods ended September 30, 2013 and 2012, respectively, and of 16% and 20% for the nine month periods ended September 30, 2013 and 2012, respectively. For the three and nine month periods ended September 30, 2013, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, the research and development tax credit, and a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit. For the three month period ended September 30, 2012 our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, and a decrease in unrecognized tax benefits for uncertain tax positions.

Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $1.2 million and $3.1 million for the three month periods ended September 30, 2013 and 2012, respectively, and $4.4 million and $8.3 million for the nine month periods ended September 30, 2013 and 2012, respectively. No countries other than Hungary had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service with regard to any foreign jurisdictions.

The tax position of our Hungarian operation continues to benefit from assets created by the restructuring of our operations in Hungary. In addition, our research and development activities in Hungary continue to benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. Partial release of the valuation allowance on assets from the restructuring and the enhanced tax deduction for research expenses resulted in income tax benefits of $1.9 million and $4.1 million for the three month periods ended September 30, 2013 and 2012, respectively, and $6.6 million and $11.8 million for the nine month periods ended September 30, 2013 and 2012, respectively.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2027. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. As our Malaysia manufacturing operation is still in a start up phase, the tax holiday did not result in any income tax benefit for the three and nine month periods ended September 30, 2013.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward and option contracts and securities classified as available-for-sale. The accumulated other comprehensive income, net of tax, for the nine month periods ended September 30, 2013 and 2012, consisted of the following:

	September 30, 2013
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2012	$208	$(620)	$1,256	$844
Current-period other comprehensive income (loss)	3,058	(497)	4,053	6,614
Reclassified from accumulated OCI into income	-	-	(2,772)	(2,772)
Income tax expense	1,666	(5)	303	1,964
Balance as of September 30, 2013	$1,600	$(1,112)	$2,234	$2,722

	September 30, 2012
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2011	$(1,543)	$(664)	$(1,293)	$(3,500)
Current-period other comprehensive income	1,427	165	5,358	6,950
Reclassified from accumulated OCI into income	-	-	(2,373)	(2,373)
Income tax expense	103	74	506	683
Balance as of September 30, 2012	$(219)	$(573)	$1,186	$394

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

Awards under the plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares under the options vests over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and revenue growth but shares cannot accelerate to vest over a period of less than five years. Stock options must be exercised within ten years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the nine month period ended September 30, 2013, we did not make any changes in accounting principles or methods of estimates related to the 1994 Plan.

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

Our stockholders approved our 2010 Incentive Plan (the “2010 Plan”) on May 11, 2010. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 3,362,304 shares of common stock that were reserved but not issued under the 1994 Plan and the 2005 Plan as of May 11, 2010, and any shares that are returned to the 1994 Plan and the 2005 Plan as a result of forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2010 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three,  five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. There were 3,235,904 shares available for grant under the 2010 Plan at September 30, 2013.

We estimate potential forfeitures of RSUs and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the nine month period ended September 30, 2013, we did not make any changes in accounting principles or methods of estimates related to the 2010 Plan.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. On May 10, 2011, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan, and at September 30, 2013, we had 1,633,916 shares of common stock reserved for future issuance under this plan. We issued 923,111 shares under this plan in the nine month period ended September 30, 2013. The weighted average purchase price of the employees’ purchase rights was $22.05 per share. During the nine month period ended September 30, 2013, we did not make any changes in accounting principles or methods of estimates with respect to such plan.

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

There were not any shares of preferred stock issued and outstanding at September 30, 2013.

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

Total net sales, operating income, interest income and long-lived assets, classified by the major geographic areas in which we operate, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2013	2012	2013	2012
Net sales:
Americas	$127,620	$117,542	$359,859	$337,601
Europe	74,377	69,820	228,049	218,491
East Asia	57,730	78,861	200,074	211,711
Emerging Markets	29,411	23,751	83,770	75,563
	$289,138	$289,974	$871,752	$843,366

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2013	2012	2013	2012
Operating income:
Americas	$17,038	$11,503	$35,634	$33,721
Europe	30,223	32,066	93,219	99,850
East Asia	22,443	36,396	82,209	95,267
Emerging Markets	11,612	6,588	28,498	25,224
Unallocated:
Research and development expenses	(60,791)	(56,627)	(180,520)	(164,928)
	$20,525	$29,926	$59,040	$89,134

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2013	2012	2013	2012
Interest income:
Americas	$16	$28	$35	$135
Europe	100	98	384	282
East Asia	5	(10)	19	14
Emerging Markets	12	17	57	64
	$133	$133	$495	$495

	September 30, 2013	December 31, 2012
	(Unaudited)
Long-lived assets:
Americas	$124,760	$120,329
Europe	50,361	48,465
East Asia	4,080	3,428
Emerging Markets	83,765	77,499
	$262,966	$249,721

Total sales outside the U.S. for the three month periods ended September 30, 2013 and 2012 were $169.6 million and $178.9 million, respectively, and $541.2 million and $528.9 million for the nine month periods ended September 30, 2013 and 2012, respectively.

Note 13 - Debt

On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association (the “Lender”). The Loan Agreement provides for a $50 million unsecured revolving line of credit with a scheduled maturity date of May 9, 2018 (the “Maturity Date”). Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Loan Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Loan Agreement. As of September 30, 2013, we had $50 million available for borrowings under this revolving line of credit.

The loans bear interest, at our option, at a base rate determined in accordance with the Loan Agreement, plus a spread of 0.0% to 0.5%, or a LIBOR rate plus a spread of 1.125% to 2.0%, in each case with such spread determined based on a ratio of consolidated indebtedness to EBITDA, determined in accordance with the Loan Agreement. Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date. We are also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.175% to 0.300%, with such rate determined based on the ratio described above. The Loan Agreement contains customary affirmative and negative covenants. The affirmative covenants include, among other things, delivery of financial statements, compliance certificates and notices; payment of taxes and other obligations; maintenance of existence; maintenance of properties and insurance; and compliance with applicable laws and regulations. The negative covenants include, among other things, limitations on indebtedness, liens, mergers, consolidations, acquisitions and sales of assets, investments, changes in the nature of the business, affiliate transactions and certain restricted payments. The Loan Agreement also requires us to maintain a ratio of consolidated indebtedness to EBITDA equal to or less than 3.25 to 1.00, and a ratio of consolidated EBITDA to interest expense greater than or equal to 3.00 to 1.00, in each case determined in accordance with the Loan Agreement. As of September 30, 2013, we were in compliance with all covenants in the Loan Agreement.

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

Note 14 – Commitments and Contingencies

We offer a one-year limited warranty on most hardware products, with an optional two or three-year warranty on our hardware products, which is included in the sales price of our products. Provision is made for estimated future warranty costs at the time of the sale for the estimated costs that may be incurred under the basic limited warranty. Our estimate is based on historical experience and product sales during the period.

The warranty reserve for the nine month periods ended September 30, 2013 and 2012, respectively, was as follows:

	Nine Months Ended September 30,
(In thousands)	(Unaudited)
	2013	2012
Balance at the beginning of the period	$1,435	$1,271
Accruals for warranties issued during the period	2,381	1,634
Settlements made (in cash or in kind) during the period	(2,308)	(1,652)
Balance at the end of the period	$1,508	$1,253

As of September 30, 2013, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $11 million over the next twelve months.

As of September 30, 2013, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $5.1 million, which are generally payable over the next twelve months.

Note 15 – Recently issued accounting pronouncements

In September 2011, the Financial Accounting Standards Board (the “FASB”) updated FASB Accounting Standards Codification (“ASC”) 350, Goodwill and Other (FASB ASC 350) that gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted the update as required in the first quarter of 2012 and concluded it did not have a material impact on our consolidated financial position or results of operations.

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends ASC 220, Comprehensive Income. The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. We adopted this update in the first quarter of 2013. The adoption of ASU No. 2013-02 did not have a significant impact on the Company’s consolidated financial statements, but did amend the disclosures for accumulated other comprehensive income reclassified into income.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which amends ASC 740, Income Taxes. The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and may be applied on either a prospective or retrospective basis. The provisions are effective for the Company’s Form 10-K for the year ending December 31, 2014. We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

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

On October 30, 2013, our Board of Directors declared a quarterly cash dividend of $0.14 per common share, payable December 3, 2013, to shareholders of record on November 12, 2013.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding our future financial performance or operations (including, without limitation, statements to the effect that we “believe,” "expect," "plan," "may," "will," "project," "continue," or "estimate" or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” beginning on page 36, and the discussion below. Readers are also encouraged to refer to the documents regularly filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for further discussion of our business and the risks attendant thereto.

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

  We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 56% and 59% of our revenues during the three month periods ended September 30, 2013 and 2012, respectively, and 59% and 60% for the nine month periods ended September 30, 2013 and 2012, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 12 - Segment information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and long-lived assets).

We manufacture a substantial majority of our products at our facilities in Debrecen, Hungary. Additional production primarily of low volume or newly introduced products is done in Austin, Texas. We continue to expand our manufacturing operations at our manufacturing site in Penang, Malaysia. It is expected that by the end of 2013 our site in Malaysia will produce approximately 20% of our total production and will focus primarily on making existing products transferred from our Hungarian production facility to support anticipated growth in our business. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. We manufacture most of the electronic circuit card assemblies, modules and chassis in-house, although subcontractors are used from time to time. We manufacture some of our electronic cable assemblies in-house, but many assemblies are produced by subcontractors. We primarily subcontract our software duplication, our technical manuals and product support documentation.

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

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. In assessing our business, we consider the trends in the Global Purchasing Managers’ Index (“PMI”), global industrial production as well as industry reports on the specific vertical industries that we target. In the three months ended September 30, 2013, the average of the PMI was 51.4 and the average of the new order element of the PMI was 52.5, both indicating modest expansion. For September 2013, the most recent PMI reading was 51.8, slightly above the quarterly average and the new order element of the PMI was 52.8, also slightly above the quarterly average, but lower than the August 2013 new order element reading of 53.2. During the three month period ended September 30, 2013, the PMI in the US and the Eurozone maintained modest readings above 50.

During the three and nine month periods ended September 30, 2013, we received $3.8 million and $34 million, respectively, in orders from our largest customer for three different applications that we serve for them. The majority of these orders related to a new application in a highly competitive space. As a result, the gross margin for these orders is significantly below our historical average. During the nine month period ended September 30, 2013, the gross margin related to these orders had the effect of decreasing our consolidated gross margin by approximately 0.9%. During the three month period ended March 31, 2013, we increased our inventory to meet expected demand from this customer. We have taken steps to reduce our inventory levels to match our anticipated demand for the remainder of 2013.

During the three month period ended June 30, 2013, we made adjustments to reduce our operating expenses in response to the weaker than anticipated demand for our products. As a result, during the three and nine month periods ended September 30, 2013, our operating expenses grew 4% and 6%, year over year, respectively, compared to 12% year over year growth for the three month period ended March 31, 2013. For the three month period ended September 30, 2013, operating expenses remained relatively flat at $193 million compared to the three month period ended June 30, 2013.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2013	2012	2013	2012
Net sales:
Americas	44.1%	40.5%	41.3%	40.0%
Europe	25.7	24.1	26.2	25.9
East Asia	20.0	27.2	22.9	25.1
Emerging Markets	10.2	8.2	9.6	9.0
Consolidated net sales	100.0	100.0	100.0	100.0
Cost of sales	26.0	25.3	26.3	24.4
Gross profit	74.0	74.7	73.7	75.6
Operating expenses:
Sales and marketing	38.5	37.8	38.8	37.9
Research and development	21.0	19.5	20.7	19.6
General and administrative	7.4	7.1	7.6	7.5
Acquisition related adjustment	-	-	(0.2)	-
Total operating expenses	66.9	64.4	66.9	65.0
Operating income	7.1	10.3	6.8	10.6
Other income (expense):
Interest income	0.0	0.0	0.1	0.1
Net foreign exchange gain (loss)	0.2	(0.1)	(0.2)	(0.3)
Other income (loss), net	0.1	(0.2)	0.1	(0.1)
Income before income taxes	7.4	10.0	6.7	10.3
Provision for (benefit from) income taxes	2.0	1.6	1.1	2.1
Net income	5.5%	8.4%	5.6%	8.2%

  Figures may not sum due to rounding.

Results of Operations for the three and nine month periods ended September 30, 2013 and 2012

Net Sales.  Our net sales were $289 million and $290 million for the three month periods ended September 30, 2013 and 2012, respectively. For the same periods, product sales were $270 million and $268 million, an increase of 1%, and software maintenance sales were $20 million and $22 million, a decrease of 11%.

For the nine month periods ended September 30, 2013 and 2012, respectively, our consolidated net sales were $872 million and $843 million, respectively, an increase of 3%. For the same periods, product sales were $811 million and $776 million, respectively, an increase of 4%, and software maintenance sales were $61 million and $66 million, respectively, a decrease of 7%.

We do not typically maintain a large amount of order backlog as orders typically translate to sales quickly. As such, any weakness in orders typically has a pronounced impact on our net sales in the short term.

We did not take any significant action with regard to pricing during the three or nine month periods ended September 30, 2013 and 2012.

Large orders, defined as orders with a value greater than $100,000, increased by 8% year over year during the three months ended September 30, 2013 compared to year over year growth of 36% in the three month period ended September 30, 2012. In the nine month period ended September 30, 2013, large orders decreased by 1% year over year compared to year over year growth of 79% during the nine month period ended September 30, 2012. A significant amount of our large order growth in three and nine month periods ended September 30, 2012, was the result of orders from our largest customer. Year over year, orders from this customer declined in three and nine month periods ended September 30, 2013. Excluding the impact of our largest customer, large orders grew by 48% and 0% during the three month periods ended September 30, 2013 and 2012, respectively, and grew by 28% and 21% during the nine month periods ended September 30, 2013 and 2012, respectively. Orders from our largest customer are discussed in more detail below. During the three month periods ended September 30, 2013 and 2012, large orders were 21% and 20% of our total orders, respectively, and 21% and 22% for the nine month periods ended September 30, 2013 and 2012, respectively. Larger orders are more volatile, are subject to greater discount variability and may contract at a faster pace during an economic downturn.

With respect to our largest customer, we are serving three different applications for this customer, each involving the use of LabVIEW and the NI PXI platform. Two of the applications we serve for this customer ramped up significantly for initial production in 2012, and as a result, the customer is ordering far less units this year. The majority of orders from this customer in 2013 relate to a new RF test application. During the three and nine month periods ended September 30, 2013, we received $3.8 million and $34 million, respectively, in new orders from our largest customer. In the three and nine month periods ended September 30, 2013, we recognized net revenue of $4 million and $31 million, respectively, from these orders. During the three and nine month periods ended September 30, 2012, we received $17 million and $66 million, respectively, in new orders from this same customer. In the three and nine month periods ended September 30, 2012, we recognized net revenue of $27 million and $52 million, respectively, from these orders.

For the three month periods ended September 30, 2013 and 2012, net sales in the Americas were $128 million and $118 million, respectively, an increase of 9%. Sales in the Americas, as a percentage of consolidated sales were 44% and 41% in the three month periods ended September 30, 2013 and 2012, respectively. In Europe, net sales were $74 million and $70 million in the three month periods ended September 30, 2013 and 2012, respectively, an increase of 7%. Sales in Europe, as a percentage of consolidated sales were 26% and 24% in the three month periods ended September 30, 2013 and 2012, respectively. In East Asia, net sales were $58 million and $79 million in the three month periods ended September 30, 2013 and 2012, respectively, a decrease of 27%. Sales in East Asia, as a percentage of consolidated sales were 20% and 27% in the three month periods ended September 30, 2013 and 2012, respectively. The sales trends in East Asia have been adversely impacted by our largest customer discussed above. In Emerging Markets, net sales were $29 million and $24 million in the three months ended September 30, 2013 and 2012, respectively, an increase of 24%. Sales in Emerging Markets, as a percentage of consolidated sales were 10% and 8% in the three month period ended September 30, 2013 and 2012, respectively.

For the nine month periods ended September 30, 2013 and 2012, net sales in the Americas were $360 million and $338 million, respectively, an increase of 7%. Sales in the Americas, as a percentage of consolidated sales were 41% and 40% in the nine month periods ended September 30, 2013 and 2012, respectively. In Europe, net sales were $228 million and $218 million in the nine month periods ended September 30, 2013 and 2012, respectively, an increase of 4%. Sales in Europe, as a percentage of consolidated sales were 26% and 26% in the nine month periods ended September 30, 2013 and 2012, respectively. In East Asia, net sales were $200 million and $212 million in the nine month periods ended September 30, 2013 and 2012, respectively, a decrease of 5%. Sales in East Asia, as a percentage of consolidated sales were 23% and 25% in nine month periods ended September 30, 2013 and 2012, respectively. The sales trends in East Asia have been adversely impacted by our largest customer discussed above. In Emerging Markets, net sales were $84 million and $76 million in the nine month periods ended September 30, 2013 and 2012, respectively, an increase of 11%. Sales in Emerging Markets, as a percentage of consolidated sales were 10% and 9% in nine month periods ended September 30, 2013 and 2012, respectively.

We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), Europe, East Asia, and Emerging Markets are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. For the three months ended September 30, 2013, in local currency terms, our consolidated net sales decreased by $264,000 or 0%, Americas sales increased by $10 million or 9%, European sales increased by $2.2 million or 3%, sales in East Asia decreased by $20 million or 25%, and sales in Emerging Markets increased by $6.8 million or 28%, compared to the three month period ended September 30, 2012. During this same period, the change in exchange rates had the effect of decreasing our consolidated sales by $1.3 million or 0.5%, with negligible impact in the Americas, increasing European sales by $2.6 million or 4%, decreasing East Asia sales by $2.5 million or 3%, and decreasing sales in Emerging Markets by $1.1 million or 5%.

For the three month period ended September 30, 2012, in local currency terms, our consolidated net sales increased by $30 million or 11%, Americas sales increased by $3.6 million or 3%, European sales increased by $3.1 million or 1%, sales in East Asia increased by $21 million or 36%, and sales in Emerging Markets increased by $2.6 million or 11%. During this same period, the change in exchange rates had the effect of decreasing our consolidated sales by $12 million or 4%, decreasing Americas sales by $440,000 or 0.4%, decreasing European sales by $9 million or 12%, increasing sales in East Asia by $500,000 or 0.9%, and decreasing sales in Emerging Markets by $2.6 million or 11%.

For the nine month period ended September 30, 2013, in local currency terms, our consolidated net sales increased by $31 million or 4%, Americas sales increased by $23 million or 7%, European sales increased by $8 million or 4%, sales in East Asia decreased by $10 million or 5%, and sales in Emerging Markets increased by $10 million or 13%, compared to the nine month period ended September 30, 2012. During this same period, the change in exchange rates had the effect of decreasing our consolidated sales by $4.8 million or 0.6%, with negligible impact in the Americas, increasing European sales by $1.6 million or 1%, decreasing East Asia sales by $4.2 million or 2%, and decreasing sales in Emerging Markets by $1.4 million or 2%.

For the nine month period ended September 30, 2012, in local currency terms, our consolidated net sales increased by $96 million or 12%, Americas sales increased by $25 million or 8%, European sales increased by $6 million or 2%, sales in East Asia increased by $50 million or 32%, and increasing Emerging Markets by $15 million or 7% compared to the nine month period ended in the prior year. During this same period, the change in exchange rates had the effect of decreasing our consolidated sales by $16 million or 2%, decreasing Americas sales by $2.0 million or 0.6%, decreasing European sales by $12 million or 5%, increasing sales in East Asia sales by $2.1 million or 1.3%, and decreasing sales in Emerging markets by $4.7 million or 7%.

To help protect against changes in U.S dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue denominated in foreign currencies with average rate forward contracts. During the three month periods ended September 30, 2013 and 2012, these hedges had the effect of increasing our consolidated sales by $751,000 and increasing our consolidated sales by $857,000, respectively. During the nine month periods ended September 30, 2013 and 2012, these hedges had the effect of increasing our consolidated sales by $2.7 million and increasing our consolidated sales by $2.1 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2013 and 2012).

Gross Profit. For the three month periods ended September 30, 2013 and 2012, gross profit was $214 million and $216 million, respectively, a decrease of 1%. As a percentage of sales, gross profit was 74% and 75% for the three month periods ended September 30, 2013 and 2012, respectively. For the nine month periods ended September 30, 2013 and 2012, gross profit was $642 million and $638 million, respectively, an increase of 1%. For these same periods, as a percentage of sales, gross profit was 74% and 76%, respectively. During the three and nine month periods ended September 30, 2013, our gross margin was negatively impacted by the incremental overhead related to our new manufacturing facility in Penang, Malaysia and the significantly lower margin on orders for our RF test application business with our largest customer. During the nine month period ended September 30, 2013, the gross margin related to these orders had the effect of decreasing our consolidated gross margin by approximately 0.9%.  We continued to focus on cost control and cost reduction measures throughout our manufacturing cycle.

For the three month periods ended September 30, 2013 and 2012, the change in exchange rates had the effect of increasing our cost of sales by $1.5 million and $779,000, respectively. For the nine month periods ended September 30, 2013 and 2012, the change in exchange rates had the effect of increasing our cost of sales by $2.2 million and $1.4 million, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During the three month periods ended September 30, 2013 and 2012, these hedges had the effect of increasing our cost of sales by $20,000 and decreasing our cost of sales by $92,000, respectively. During the nine month periods ended September 30, 2013 and 2012, these hedges had the effect of decreasing our cost of sales by $54,000 and $187,000, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2013 and 2012).

Operating Expenses. For the three month period ended September 30, 2013 and 2012, operating expenses were $193 million and $187 million, respectively, an increase of 4%. As a percent of sales, operating expenses were 67% and 64% for the three month periods ended September 30, 2013 and 2012, respectively. The increase in our operating expenses was due to higher personnel related expenses of $10 million which included commissions, variable compensation and benefits. In addition, the overall increase is attributed to higher expenses for building and equipment of $1.9 million. These increases were offset in part by a decrease in marketing and outside services of $2.0 million as well as a decrease in travel expenses of $3.3 million. Over the same period, the net impact of changes in foreign currency exchange rates decreased our operating expense by $108,000.

For the nine month periods ended September 30, 2013 and 2012, operating expenses were $583 million and $549 million, respectively, an increase of 6%. As a percent of sales, operating expenses were 67% and 65% for the nine month periods ended September 30, 2013 and 2012, respectively. The increase in our operating expenses was due to higher personnel related expenses of $30 million which included commissions, variable compensation and benefits. The increase in personnel expenses is related to a net increase in our overall headcount of 346 employees year over year. In addition, the overall increase is attributed to higher expenses for building and equipment of $7 million. These increases were offset in part by a decrease in marketing and outside services of $2.1 million as well as a decrease in travel expenses of $2.0 million. Over the same period, the net impact of changes in foreign currency exchange rates decreased our operating expenses by $1.0 million.

We believe that our long-term growth and success depends on developing high quality software and hardware products on a timely basis. As such, we have made investments in research and development and our field sales force a priority. For the three month periods ended September 30, 2013 and 2012, our sales and marketing expenses were $111 million and $109 million, respectively, and research and development expenses were $61 million and $57 million, respectively. For the nine month periods ended September 30, 2013 and 2012, our sales and marketing expenses were $338 million and $320 million, respectively, and research and development expenses were $181 million and $165 million, respectively.

The increase in sales and marketing expenses for the three and nine month periods ended September 30, 2013, was primarily driven by an increase in headcount of 236 from September 30, 2012, to September 30, 2013. As a result of our cost control efforts, sales and marketing headcount increased by only 37 from June 30, 2013, to September 30, 2013. The increase in research and development expenses for the three and nine month periods ended September 30, 2013 was primarily driven by an increase in headcount of 168 from September 30, 2012 to September 30, 2013. As a result of our cost control efforts, research and development headcount increased by only 12 from June 30, 2013, to September 30, 2013.

From a regional perspective, the increase in research and development expenses had a larger impact on the operating expenses of the Americas as the Americas absorbed $3.7 million of the overall $4.2 million increase in the three months ended September 30, 2013 and $13 million of the overall $16 million in the nine month period ended September 30, 2013.

Operating Income.  For the three month periods ended September 30, 2013 and 2012, operating income was $21 million and $30 million, respectively, a decrease of 31%. As a percentage of net sales, operating income was 7% and 10%, respectively, in these same periods. For the nine month periods ended September 30, 2013 and 2012, operating income was $59 million and $89 million, respectively, a decrease of 34%. As a percentage of net sales, operating income was 7% and 11%, respectively, in these same periods. The decline in operating income in absolute dollars and as a percent of sales is attributable to the factors discussed in Net Sales, Gross Profit and Operating Expenses above.

Interest Income.    For the three month periods ended September 30, 2013 and 2012, interest income was $133,000 and $133,000, respectively. For the nine month periods ended September 30, 2013 and 2012, interest income was $495,000 and $495,000, respectively. We continue to see low yields for high quality investment alternatives that comply with our corporate investment policy. We do not expect yields in these types of investments to increase during the remainder of 2013 or into the first part of 2014.

Net Foreign Exchange Gain (Loss).    For the three month periods ended September 30, 2013 and 2012, net foreign exchange gain was $456,000 and net foreign exchange loss was $(235,000), respectively. During the nine month periods ended September 30, 2013 and 2012, net foreign exchange loss was $(2.1) million and $(2.1) million, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During the three month period ended September 30, 2013, there was mixed, moderate volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business which included modest weakening of the U.S. dollar. During the nine month period ended September 30, 2013, there was mixed, significant volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business which included significant strengthening of the U.S. dollar against the Japanese yen. We cannot predict the direction or degree of future volatility in these exchange rates. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange gain (loss)”. Our hedging strategy decreased our foreign exchange gains by $1.3 million in the three month period ended September 30, 2013 and decreased our foreign exchange gains by $1.2 million in the three month period ended September 30, 2012. Our hedging strategy decreased our foreign exchange losses by $533,000 in the nine month period ended September 30, 2013 and increased our foreign exchange losses by $1.4 million in the nine month period ended September 30, 2012.

Provision for Income Taxes.    For the three month periods ended September 30, 2013 and 2012, our provision for income taxes reflected an effective tax rate of 26% and 16%, respectively. For the nine month periods ended September 30, 2013 and 2012, our provision for income taxes reflected an effective tax rate of 16% and 20%, respectively. The factors that caused our effective tax rate to change year-over-year are detailed in the table below:

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
	(Unaudited)
Effective tax rate at September 30, 2012	16%	20%
Change in profit in foreign jurisdictions with reduced tax rates	2	2
Change in enhanced deduction for certain research and development expenses	2	2
Prior year release of unrecognized tax benefits for uncertain tax positions	8	3
Change in tax benefit from equity awards	(1)	(2)
Change in research and development tax credit	(3)	(9)
Other	2	0
Effective tax rate at September 30, 2013	26%	16%

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

Acquisition related deferred revenue and GSA accrual adjustment excluded from revenue. For the three and nine month periods ended September 30, 2013 and 2012, our excluded acquisition related deferred revenue and GSA accrual adjustment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2013	2012	2013	2012
Revenue
Acquisition related deferred revenue	$-	$-	$-	$2,156
GSA accrual	-	-	-	(1,349)
Provision for income taxes	-	-	-	(282)
Total	$-	$-	$-	$525

In June 2012, we entered into a Settlement Agreement with the General Services Administration (GSA) and paid approximately $11.8 million in settlement of overpayments under our previous agreement with GSA. In September 2011, we established an accrual of $13.1 million related to this matter. We cancelled our contract with GSA in May 2011.

 Charges related to stock-based compensation, amortization of acquired intangibles and acquisition related transaction costs. For the three and nine month periods ended September 30, 2013 and 2012, the gross charges related to stock-based compensation as a component of cost of sales, sales and marketing, research and development, and general and administrative expenses and the total charges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2013	2012	2013	2012
Stock-based compensation
Cost of sales	$390	$436	$1,219	$1,289
Sales and marketing	2,908	2,994	8,907	8,579
Research and development	3,803	2,862	9,136	7,990
General and administrative	889	928	2,734	2,648
Provision for income taxes	(2,894)	(1,999)	(6,585)	(5,386)
Total	$5,096	$5,221	$15,411	$15,120

For the three and nine month periods ended September 30, 2013 and 2012, the gross charges related to the amortization of acquisition related intangibles as a component of cost of sales, sales and marketing and other income (expense), net and the total charges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2013	2012	2013	2012
Amortization of acquired intangibles
Cost of sales	$2,672	$2,165	$8,045	$6,761
Sales and marketing	490	448	1,506	1,343
Research and development	396	-	1,638	-
Other income, net	185	189	566	571
Provision for income taxes	(1,232)	(887)	(3,850)	(2,753)
Total	$2,511	$1,915	$7,905	$5,922

For the three and nine month periods ended September 30, 2013 and 2012, the gross charges related to acquisition related transaction costs as a component of cost of sales, sales and marketing, research and development and general and administrative expenses and the total charges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2013	2012	2013	2012
Acquisition related transaction costs
Cost of sales	$4	$-	$7	$32
Sales and marketing	146	190	406	429
Research and development	281	33	691	195
General and administrative	71	(18)	246	38
Acquisition related adjustment	-	-	(1,316)	-
Provision for income taxes	(153)	(72)	(412)	(243)
Total	$349	$133	$(378)	$451

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments.  Cash, cash equivalents and short-term investments increased by $9 million to $344 million at September 30, 2013 from $335 million at December 31, 2012. The following table presents our working capital, cash and cash equivalents and short-term investments:

	September 30, 2013	December 31,	Increase/
(In thousands)	(unaudited)	2012	(Decrease)

Working capital	$567,409	$522,744	$44,665
Cash and cash equivalents (1)	190,208	161,996	28,212
Short-term investments (1)	153,906	173,166	(19,260)
Total cash, cash equivalents and short-term investments	$344,114	$335,162	$8,952

(1) Included in working capital

During the nine month period ended September 30, 2013, our working capital increased by $45 million. Overall, current assets increased by $31 million while current liabilities decreased by $14 million. The increase in our current assets was the result of a $9 million increase in cash, cash equivalents and short-term investments, a $9 million increase in inventory, an $18 million increase in prepaid expenses, other current assets and deferred income tax assets, offset by a $4 million decrease in accounts receivable. These overall increases in working capital can be attributed to our overall business growth during the nine month period ended September 30, 2013.

Accounts receivable decreased by $4 million to $183 million at September 30, 2013, from $187 million at December 31, 2012. The majority of this decline occurred during the three month period ended March 31, 2013 as a result of a  sequential revenue decline to $286 million for the three month period ended March 31, 2013, from $300 million for the three month period ended December 31, 2012. From June 30, 2013 to September 30, 2013, accounts receivable increased by $10 million as a result of the timing of sales during the three month period ended September 30, 2013. Days sales outstanding increased modestly to 58 days at September 30, 2013, compared to 55 days at December 31, 2012.

Inventory increased by $9 million to $179 million at September 30, 2013, from $170 million at December 31, 2012. As a result of this increase, inventory turns decreased to 1.8 at September 30, 2013 from 1.9 at December 31, 2012. During the three month period ended March 31, 2013, we increased our inventory by $19 million, primarily to meet anticipated demand from our largest customer. At March 31, 2013, our inventory turns had decreased to 1.6. We have determined that demand from our largest customer will be lower than we had originally anticipated and therefore have taken steps to reduce our inventory levels to match our anticipated demand for the remainder of 2013. From March 31, 2013, to September 30, 2013, our inventory balance decreased by $10 million from $189 million to $179 million.

Prepaid expenses and other current assets increased $18 million to $66 million September 30, 2013, from $48 million at December 31, 2012. The increase was the result of increases in federal and other taxes receivable, the increase in the fair value of our foreign currency contracts designated as hedging instruments, primarily the result of the devaluation of the Japanese yen against the U.S. dollar and increases in other prepaid items such as insurance and maintenance.

Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our cash and investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $17 million U.S. dollar equivalent of German government sovereign debt and $16 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. Our German government sovereign debt holdings have a maximum maturity of 21 months and carry Aaa/AAA ratings. Our short-term investments do not include sovereign debt from any other countries in Europe. At September 30, 2013, we had $344 million in cash, cash equivalents and short-term investments. Approximately $69 million or 20% of these amounts were held in domestic accounts with various financial institutions and $275 million or 80% was held in accounts outside of the U.S. with various financial institutions. At September 30, 2013, we had cash and cash equivalents of $190 million of which $50 million or 26% was held in domestic accounts and $140 million or 74% was held in various accounts of our foreign subsidiaries. At September 30, 2013, we had short-term investments of $154 million of which $19 million or 12% was held in our investment accounts in the U.S. and $135 million or 88% was held in investment accounts of our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

Cash Provided by and (Used in) in the nine month period ended September 30, 2013. The following table summarizes the proceeds and (uses) of cash:

	Nine Months Ended September 30,
(In thousands)	(unaudited)
	2013	2012
Cash provided by operating activities	$94,722	$90,262
Cash (used in) provided by investing activities	(36,247)	106,183
Cash used in financing activities	(30,263)	(27,517)
Net change in cash equivalents	28,212	168,928
Cash and cash equivalents at beginning of year	161,996	142,608
Cash and cash equivalents at end of period	$190,208	$311,536

For the nine month periods ended September 30, 2013 and 2012, cash provided by operating activities was $95 million and $90 million, respectively. Year over year, we had an increase in cash provided by operating assets of $25 million offset by a decrease in net income of $21 million. Cash provided by operating assets was net of $5.5 million used to settle an earn-out payment related to the acquisition of AWR.

Investing activities used cash of $36 million during the nine month period ended September 30, 2013, as the result of capital expenditures of $41 million and capitalization of internally developed software and other intangibles of $11 million, offset by the net sale of $19 million of short-term investments to fund liquidity for operating needs. Capital expenditures during the nine month period ended September 30, 2013 included payments related to additional land use rights and the finishing stages of the construction of our Malaysian manufacturing facility as well as leasehold improvements, computers, equipment and furniture and fixtures to support operations in our Malaysian manufacturing facility as well as other parts of our business. Investing activities provided cash of $106 million during the nine month period ended September 30, 2012, as the result of the net sale of $171 million of short-term investments offset by the purchase of property and equipment of $52 million and capitalization of internally developed software of $11 million.

Financing activities used cash of $30 million during the nine month period ended September 30, 2013, which was the result of $29 million received from the issuance of our common stock from the exercise of employee stock options and from our employee stock purchase plan, offset by $9 million used to settle an earn-out payment related to the acquisition of AWR and $52 million used to pay dividends to our stockholders. Financing activities used cash of $28 million during the nine month period ended September 30, 2012, which was the result of $21 million received from the issuance of our common stock from the exercise of stock options and under our employee stock purchase plan, offset by $51 million used to pay dividends to our stockholders.

From time to time, our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors~~.~~ We did not make any purchases under this program during the nine month period ended September 30, 2013. At September 30, 2013, there were 3,932,245 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date.

During the nine month period ended September 30, 2013, we received more proceeds from the exercise of stock options compared to the nine month period ended September 30, 2012. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control and in the future, we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, since 2005, it has been our practice to issue restricted stock units and not stock options to eligible employees which has reduced the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to us.

Contractual Cash Obligations.  Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. At September 30, 2013, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $11 million. At December 31, 2012, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7 million.

Guarantees are related to payments of customs and foreign grants. At September 30, 2013, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $5.1 million. At December 31, 2012, we had outstanding guarantees for payment of customs, foreign grants and potential customer disputes totaling approximately $5.0 million.

Loan Agreement. On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association (the “Lender”). The Loan Agreement provides for a $50 million unsecured revolving line of credit with a scheduled maturity date of May 9, 2018 (the “Maturity Date”). Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Loan Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Loan Agreement. We may choose to borrow funds against this line of credit in future periods to have sufficient domestic cash to fund continued dividends to our stockholders, to fund potential acquisitions or other domestic general corporate purposes without the need to repatriate foreign earnings. At September 30, 2013, we did not have any amounts outstanding or due as a result of borrowings under this line of credit.

Off-Balance Sheet Arrangements.    We do not have any debt or off-balance sheet debt. At September 30, 2013, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

Although we believe that we have sufficient capital to fund our operating activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•	payment of dividends to our stockholders;
•	difficulties and the high tax costs associated with the repatriation of earnings;
•	required levels of research and development and other operating costs;
•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;
•	the overall levels of sales of our products and gross profit margins;
•	the levels of inventory and accounts receivable that we maintain;
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect decreasing our consolidated sales by $1.3 million in the three month period ended September 30, 2013, and decreasing our consolidated sales by $12 million in the three month period ended September 30, 2012. The change in exchange rates had the effect of decreasing our consolidated sales by $4.8 million in the nine month period ended September 30, 2013, and decreasing our consolidated sales by $16 million in the nine month period ended September 30, 2012. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing our consolidated operating expenses by $108,000 in the three month period ended September 30, 2013, and decreasing our consolidated operating expenses by $6.8 million in the three month period ended September 30, 2012.  The change in exchange rates had the effect of decreasing our consolidated operating expenses by $1.0 million in the nine month period ended September 30, 2013, and decreasing our consolidated operating expenses by $11 million in the nine month period ended September 30, 2012.

During the three month period ended September 30, 2013, there was mixed, moderate volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business which included modest weakening of the U.S. dollar. During the nine month period ended September 30, 2013, there was mixed, significant volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business which included significant strengthening of the U.S. dollar against the Japanese yen. We cannot predict to what degree or how long this volatility in the foreign currency exchange markets will continue. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

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

During the three month period ended September 30, 2013, our hedges had the effect of increasing our consolidated sales by $751,000, increasing our cost of sales by $20,000, and decreasing our operating expenses by $15,000. During the nine month period ended September 30, 2013, our hedges had the effect of increasing our consolidated sales by $2.7 million, decreasing our cost of sales by $54,000, and decreasing our operating expenses by $5,000. During the three month period ended September 30, 2012, our hedges had the effect of increasing our consolidated sales by $857,000, decreasing our cost of sales by $92,000, and decreasing our operating expenses by $62,000. During the nine month period ended September 30, 2012, our hedges had the effect of increasing our consolidated sales by $2.1 million, decreasing our cost of sales by $187,000, and decreasing our operating expenses by $125,000. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales, cost of sales and operating expenses for the three and nine month periods ended September 30, 2013 and 2012).

Inventory Management

The marketplace for our products dictates that many of our products be shipped very quickly after an order is received. As a result, we are required to maintain significant inventories. Therefore, inventory obsolescence is a risk for us due to frequent engineering changes, shifting customer demand, the emergence of new industry standards and rapid technological advances including the introduction by us or our competitors of products embodying new technology. However, our risk of obsolescence may be mitigated as many of our products have interchangeable parts and many have long lives. While we adjust for excess and obsolete inventories and we monitor the valuation of our inventories, there can be no assurance that our valuation adjustments will be sufficient.

In recent years, we have made a concentrated effort to increase our revenue through the pursuit of orders with a value greater than $1.0 million. Fulfillment of these contracts can severely challenge our supply chain capabilities at the component acquisition, assembly and delivery stages. These contracts can also require us to develop specific product mitigation plans for product delivery constraints caused by unexpected or catastrophic situations to help assure quick production recovery and to comply with critical delivery commitments where severe contractual liabilities can be imposed on us if we fail to provide the quantity of products at the required delivery times. In order to help mitigate the risks associated with these contractual requirements, we may choose to build inventory levels for certain parts or systems. Because our contracts with such customers may allow the customer to cancel or delay orders without liability, such actions expose our business to increased risk of inventory obsolescence. During the three month period ended March 31, 2013, we increased our inventory by $19 million, primarily to meet anticipated demand from our largest customer. At March 31, 2013, our inventory turns had decreased to 1.6. We have determined that demand from our largest customer will be lower than we had originally anticipated and therefore have taken steps to reduce our inventory levels to match our anticipated demand for the remainder of 2013. From March 31, 2013, to September 30, 2013, our inventory balance decreased by $10 million from $189 million to $179 million.

Market Risk

We are exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in foreign currency values and changes in the market value of our investments.

Cash, Cash Equivalents and Short-Term Investments

At September 30, 2013, we had $344 million in cash, cash equivalents and short-term investments of which $69 million or 20% is held in domestic accounts and $275 million or 80% is held in international accounts. We maintain cash and cash equivalents and short-term investments with various financial institutions located in many countries throughout the world. At September 30, 2013, we had cash and cash equivalents of $190 million of which $124 million or 65% was held in cash in various operating accounts throughout the world and $67 million or 35% was held in money market accounts. The most significant of our operating accounts was our domestic operating account which held approximately $12 million or 6% of our total cash and cash equivalents at a bank that carried A+/A2/AA- ratings. At September 30, 2013, we had short-term investments of $154 million of which $19 million or 12% was held in our investment accounts in the U.S. and $135 million or 88% was held in investment accounts of our foreign subsidiaries. Our short-term investments include $17 million U.S. dollar equivalent of German government sovereign debt and $16 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. Our German government sovereign debt holdings have a maximum maturity of 24 months and carry Aaa/AAA ratings. Our short-term investments do not include sovereign debt from any other countries in Europe.

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

We account for our investments in debt and equity instruments under FASB ASC 320 Investments – Debt and Equity Securities (FASB ASC 320). Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other-than-temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments at September 30, 2013 and December 31, 2012 was $154 million and $173 million, respectively. This decrease was due to the net sale of $19 million of short-term investments to fund liquidity for operational needs.

We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income. There were not any other-than-temporary impairments recognized in other expense during nine month periods ended September 30, 2013.

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

In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates. Given the short-term nature of certain of our investments, the current interest rate environment of low rates has negatively impacted our investment income.

In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of September 30, 2013, a 100 basis point increase or decrease in interest rates across all maturities would result in a $750,000 increase or decrease in the fair market value of our portfolio. As of December 31, 2012, a similar 100 basis point increase or decrease in interest rates across all maturities would result in a $844,000 increase or decrease in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is an other-than-temporary impairment. Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of September 30, 2013, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

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

Exchange Rate Risk

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. The principal currencies hedged are the Euro, Japanese yen, and Hungarian forint. We monitor our foreign exchange exposures regularly to help ensure the overall effectiveness of our foreign currency hedge positions. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at September 30, 2013 and December 31, 2012, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $17 million and $22 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

Item 4.Controls and Procedures

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

During the three month period ended September 30, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a – 15 or Rule 15d – 15 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

Uncertain Global Economic Conditions Could Materially Adversely Affect Our Business and Results of Operations.  Our operations and performance are sensitive to fluctuations in general economic conditions, both in the U.S. and globally. Uncertainty about global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, unemployment, negative financial news, volatile foreign currency markets and declines in income or asset values. For example, the continuing uncertainty regarding the budget process and debt limit for the U.S. federal government, could increase volatility in domestic and foreign markets, could adversely affect the liquidity of our investments in U.S Treasuries, our investment in German government bonds and the liquidity of our money market funds. In addition, such uncertainty could cause declines in consumer and business confidence. These domestic and global economic uncertainties could have a material adverse effect on demand for our products and our operating results. Other factors that could adversely influence demand include increases in fuel and other energy costs, unemployment, labor and healthcare costs, access to credit, consumer and business confidence, and other macroeconomic factors affecting spending behavior.

Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the PMI. In the three months ended September 30, 2013, the average of the PMI was 51.4 and the average of the new order element of the PMI was 52.5, both indicating modest expansion. For September 2013, the most recent PMI reading was 51.8, slightly above the quarterly average and the new order element of the PMI was 52.8, also slightly above the quarterly average, but lower than the August 2013 new order element reading of 53.2. During the three month period ended September 30, 2013, the PMI in the US and the Eurozone maintained modest readings above 50. We are unable to predict whether the industrial economy, as measured by the PMI, will remain near or modestly above the neutral reading of 50, strengthen or contract during the remainder of 2013. If the industrial economy, as measured by the PMI, remains at or near a neutral reading of around 50, or begins to contract, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and result of operations.

Our Product Revenues are Dependent on Certain Industries.    Sales of our products are dependent on customers in certain industries, particularly the telecommunications, semiconductor, consumer electronics, automotive, automated test equipment, defense and aerospace industries. As we have experienced in the past, and as we may continue to experience in the future, downturns characterized by diminished product demand in any one or more of these industries may result in decreased sales, and a material adverse effect on our operating results. For example, personal computer shipments declined during the first nine months of 2013. Any continued weakness in personal computer shipments could have an indirect material negative impact on our business as it may negatively impact the spending and investment patterns of many of the customers we serve across industries and regions. Such declines in personal computer shipments could also have a direct material negative impact on our business, as many of our products allow our customers to equip industry-standard computers with our system design software and modular hardware.

Orders With a Value of Greater than One Million Dollars Expose Us to Significant Additional Business and Legal Risks that Could Have a Material Adverse Impact on our Business, Results of Operations and Financial Condition. In recent years, we have made a concentrated effort to increase our revenue through the pursuit of orders with a value greater than $1.0 million. During the three and nine month periods ended September 30, 2013, we received $3.8 million and $34 million, respectively, in new orders from our largest customer. In the three and nine month periods ended September 30, 2013, we recognized net revenue of $4 million and $31 million, respectively, from these orders. During the three and nine month periods ended September 30, 2012, we received $17 million and $66 million, respectively, in new orders from this same customer. In the three and nine month periods ended September 30, 2012, we recognized net revenue of $27 million and $52 million, respectively, from these orders. These types of order expose us to significant additional business and legal risks compared to smaller orders. These very large customers frequently require contract terms that vary substantially from our standard terms of sale. These orders can be accompanied by critical delivery commitments and severe contractual liabilities can be imposed on us if we fail to provide the quantity of product at the required delivery times. These customers may also impose product acceptance requirements and product performance evaluations which create uncertainty with respect to the timing of our ability to recognize revenue from such orders. In addition, these larger orders are more volatile, are subject to greater discount variability and may contract at a faster pace during an economic downturn. These contracts may also have supply constraint requirements which mandate that we allocate large product inventories for a specific contract. These inventory requirements expose us to higher risks of inventory obsolescence and can adversely impact our ability to provide adequate product supply to other customers.

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

Revenue Derived from Large Orders Could Adversely Affect our Gross Margin and Could Lead to Greater Variability in our Quarterly Results.    We define our large order business as orders with a value greater than $100,000. As a percent of our overall business, orders over $100,000 represented 21% and 20% of our total orders during the three month periods ended September 30, 2013 and 2013, respectively, and 21% and 22% in the nine month periods ended September 30, 2013 and 2012. These orders may be more sensitive to changes in the global industrial economy, may be subject to greater discount variability, lower gross margins, and may contract at a faster pace during an economic downturn. Historically, our gross margins have been stable from period to period. To the extent that the amount of our revenue derived from larger orders increases in future periods, either in absolute dollars or as a percentage of our overall business, our gross margins could decline, could experience greater volatility and see a greater negative impact from future downturns in the global industrial economy. This dynamic may also have an adverse effect on the historical seasonal pattern of our revenues and our results of operations.

For example, during the three and nine month periods ended September 30, 2013, we recognized net revenue of $4 million and $31 million, respectively, from our largest customer. The majority of this revenue relates to a new application in a highly competitive space. As a result, the gross margin for this revenue is significantly below our historical average. During the nine month period ended September 30, 2013, the gross margin related to this revenue had the effect of decreasing our consolidated gross margin by approximately 0.9%.  During the three month period ended March 31, 2013, we increased our inventory by $19 million, primarily to meet anticipated demand from our largest customer. At March 31, 2013, our inventory turns had decreased to 1.6. We have determined that demand from our largest customer will be lower than we had originally anticipated and therefore have taken steps to reduce our inventory levels to match our anticipated demand for the remainder of 2013. From March 31, 2013, to September 30, 2013, our inventory balance decreased by $10 million from $189 million to $179 million.

 Our Current Domestic Cash Position May Not Be Sufficient to Fund our Domestic Cash Needs in the Next Twelve Months and We May Need to Seek Funding from External Sources or Repatriate Foreign Earnings.  At September 30, 2013, we had $344 million in cash, cash equivalents and short-term investments of which $275 million was held in operating and investment accounts of our foreign subsidiaries. On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association (the “Lender”). The Loan Agreement provides for a $50 million unsecured revolving line of credit with a scheduled maturity date of May 9, 2018 (the “Maturity Date”). Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may choose to borrow funds against this line of credit in future periods in order to have sufficient domestic cash to fund continued dividends to our stockholders, to fund potential acquisitions or other domestic general corporate purposes without the need to repatriate foreign earnings. At September 30, 2013, we did not have any amounts outstanding or due as a result of borrowings under this line of credit.

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

We Operate in Intensely Competitive Markets.    The markets in which we operate are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than we have, and we may face further competition from new market entrants in the future. A key competitor is Agilent Technologies Inc. (“Agilent”). Agilent offers hardware and software products that provide solutions that directly compete with our virtual instrumentation products and Agilent has released its own line of PXI based hardware. Agilent is aggressively advertising and marketing products that are competitive with our products. Because of Agilent’s strong position in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse effect on our operating results. Agilent recently announced plans to separate into two publicly traded companies; one in life sciences, diagnostics and applied markets that will retain the Agilent name and one that will be comprised of Agilent’s portfolio of electronic measurement products.  We cannot predict the impact of this change on the markets that we serve.

We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results.    We have an operating budget for 2013. Our budget was established based on the estimated revenue from sales of our products which are based on anticipated economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. In 2012, we increased our overall headcount by 634. During 2013, we have seen and will see the full year impact of these headcount additions on our operating expenses. If demand for our products in the remainder of 2013 is less than the demand we anticipated in setting our 2013 budget, our operating results could be negatively impacted.

If we exceed our budgeted level of expenses or if we cannot reduce expenditures in response to a decrease in revenue, our operating results could be adversely affected. Our spending could exceed our budget due to a number of factors, including:

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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect decreasing our consolidated sales by $1.3 million in the three month period ended September 30, 2013, and decreasing our consolidated sales by $12 million in the three month period ended September 30, 2012. The change in exchange rates had the effect of decreasing our consolidated sales by $4.8 million in the nine month period ended September 30, 2013, and decreasing our consolidated sales by $16 million in the nine month period ended September 30, 2012. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing our consolidated operating expenses by $108,000 in the three month period ended September 30, 2013, and decreasing our consolidated operating expenses by $6.8 million in the three month period ended September 30, 2012.  The change in exchange rates had the effect of decreasing our consolidated operating expenses by $1.0 million in the nine month period ended September 30, 2013, and decreasing our consolidated operating expenses by $11 million in the nine month period ended September 30, 2012.

During the three month period ended September 30, 2013, there was mixed, moderate volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business which included modest weakening of the U.S. dollar. During the nine month period ended September 30, 2013, there was mixed, significant volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business which included significant strengthening of the U.S. dollar against the Japanese yen. We cannot predict to what degree or how long this volatility in the foreign currency exchange markets will continue. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

Our Tax Returns and Other Tax Matters are Subject to Examination by the U.S. Internal Revenue Service and Other Tax Authorities and Governmental Bodies and the Results of These Examinations Could Have a Material Adverse Effect on Our Financial Condition. We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. These uncertain tax positions are subject to examination by the U.S. Internal Revenue Service and other tax authorities. There can be no assurance as to the outcome of these examinations. If the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be materially adversely affected.

Tax Law Changes in Hungary Could Have a Negative Impact on our Effective Tax Rate, Earnings and Results of Operations.  The profit from our Hungarian operation benefits from the fact that it is subject to an effective income tax rate that is lower than the U.S. federal statutory tax rate of 35%. Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $1.2 million and $3.1 million for the three month periods ended September 30, 2013 and 2012, respectively, and income tax benefits of $4.4 million and $8.3 million for the nine month periods ended September 30, 2013 and 2012, respectively. In addition, effective January 1, 2010, certain qualified research and development expenses became eligible for an enhanced tax deduction. The enhanced tax deduction for research and development expenses resulted in income tax benefits of $1.9 million and $4.1 million for the three month periods ended September 30, 2013 and 2012, respectively, and income tax benefits of $6.6 million and $11.8 million for the nine month periods ended September 30, 2013 and 2012, respectively. This tax benefit may not be available in future years due to changes in political conditions in Hungary or changes in tax laws in Hungary and in the U.S. The reduction or elimination of these benefits in Hungary or future changes in U.S. law pertaining to the taxation of foreign earnings could result in an increase in our future effective income tax rate which could have a material adverse effect on our operating results. No countries other than Hungary had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service with regard to any foreign jurisdictions.

 Our Income Tax Rate could be Affected by the Expiration of a Tax Holiday in Malaysia. Potential future profits from our new manufacturing facility in Penang, Malaysia are free of tax under a 15 year tax holiday effective January 1, 2013. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The expiration of the tax holiday in Malaysia or future changes in U.S. law pertaining to the taxation of foreign earnings could have a material adverse effect on our operating results.

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

Our Revenues are Subject to Seasonal Variations.    In previous years, our revenues have been characterized by seasonality, with revenues typically growing from the first quarter to the second quarter, being relatively constant from the second quarter to the third quarter, growing in the fourth quarter compared to the third quarter and declining in the first quarter of the following year from the fourth quarter of the preceding year. This historical trend has been affected and may continue to be affected in the future by broad fluctuations in the global industrial economy as well as the timing of new product introductions or any acquisitions. In addition, the increasing percentage of our revenue derived from very large orders could have a significant impact on our historical seasonal trends as these orders may be more sensitive to changes in the global industrial economy, may be subject to greater discount variability, lower gross margins, and may contract at a faster pace during an economic downturn. Our historical seasonal variation could also be significantly impacted if we cannot maintain or grow our business with our very large orders. The continuing economic uncertainty in the Euro zone could persist or worsen in the remainder of 2013. If this instability in the Euro zone continues, worsens or negatively affects other economic regions in 2013, it may have a material adverse effect on the seasonal patterns described above as well as on our overall results of operations and profitability. Our total operating expenses have in the past tended to increase in each successive quarter and have fluctuated as a percentage of revenue based on the seasonality of our revenue.

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

In order to enable timely shipment of products to our customers we also maintain the vast majority of our inventory at our international locations. In addition to being subject to the risks of maintaining such a concentration of manufacturing capacity and global inventory, these facilities and their operations are also subject to risks associated with doing business internationally, including:

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

Our Acquisitions are Subject to a Number of Related Costs and Challenges that Could Have a Material Adverse Effect on Our Business and Results of Operations.    During the fourth quarter of 2012, we completed three acquisitions. We may in the future acquire additional complementary businesses, products or technologies. Achieving the anticipated benefits of an acquisition depends upon whether the integration of the acquired business, products or technology is accomplished efficiently and effectively. In addition, successful acquisitions generally require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and R&D efforts. These difficulties can become more challenging due to the need to coordinate geographically separated organizations, the complexities of the technologies being integrated, and the necessities of integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration of operations following an acquisition also requires the dedication of management resources, which may distract attention from our day-to-day business and may disrupt key R&D, marketing or sales efforts. Our inability to successfully integrate any of our acquisitions could harm our business. The existing products previously sold by entities we have acquired may be of a lesser quality than our products and/or could contain errors that produce incorrect results on which users rely or cause failure or interruption of systems or processes that could subject us to liability claims that could have a material adverse effect on our operating results or financial position. Furthermore, products acquired in connection with acquisitions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transactions.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our management’s certification of adequate disclosure controls and procedures as of September 30, 2013. Our most recent annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. Our most recent annual report on Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of September 30, 2013 with respect to the shares of common stock that we repurchased during the second quarter of 2013.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

July 1, 2013 to July 31, 2013	-	-	-	3,932,245

August 1, 2013 to August 31, 2013	-	-	-	3,932,245

September 1, 2013 to September 30, 2013	-	-	-	3,932,245
Total	-	-	-
(1)

For the past several years, we have maintained various stock repurchase programs. At September 30, 2013, there were 3,932,245 shares available for repurchase under the plan approved on April 21, 2010. This repurchase plan does not have an expiration date.

  ITEM 5.OTHER INFORMATION

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

Dated:  November 1, 2013

NATIONAL INSTRUMENTS CORPORATION
By: /s/ Alex M. Davern
Alex M. Davern
EVP, Chief Operating Officer,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)