Form 10-K
period 2013-12-31
NATIONAL INSTRUMENTS CORP /DE/
filed 2014-02-20
CIK 935494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013 or

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer☐Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at the close of business on June 30, 2013, was $2,113,947,245 based upon the last sales price reported for such date on the NASDAQ Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant as of June 30, 2013, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

At the close of business on February 17, 2014, registrant had outstanding 126,033,283 shares of Common Stock.

Form 10-K

For the Fiscal Year Ended December 31, 2013

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant for its Annual Meeting of Stockholders to be held on May 13, 2014 (the “Proxy Statement”).

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

Industry Background

Engineers and scientists use instrumentation to observe, understand, and manage the real-world phenomena, events and processes related to their industries or areas of expertise. Instrumentation systems measure and control electrical signals, such as voltage, current and power, as well as temperature, pressure, speed, flow, volume, torque, and vibration. Common general-purpose instruments include voltmeters, signal generators, oscilloscopes, data loggers, spectrum analyzers, cameras, and temperature and pressure monitors and controllers. Some traditional instruments are also highly application-specific, designed with fixed functionality to measure specific signals for particular vertical industries or applications. Instruments used for industrial automation applications include data loggers, strip chart recorders, programmable logic controllers (“PLCs”), and proprietary turn-key devices or systems designed to automate or control specific vertical applications.

Systems that perform measurement and control can be generally categorized as test, measurement, and embedded systems. These systems access real-world phenomena and are used throughout the research, design, manufacture, and service phases of a wide variety of products and applications.

Historically, engineers and scientists have used a variety of high-cost systems that operated independently and could be difficult to customize. Due to the limitations of these systems, adapting them to changing needs can be expensive and time-consuming, and users must often purchase multiple single-purpose instruments, controllers, loggers, and other peripherals.

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

NI equips engineers and scientists with tools that accelerate productivity, innovation and discovery. Our customers use our platform to develop test, measurement, control and embedded systems throughout various industries from design to production, in advanced research, and in teaching engineering and science.

Compared with traditional solutions, we believe our products and our graphical system design platform provide the following significant benefits to our customers:

Simpler, Faster Development

Customers face changing requirements and technologies while having to create more intelligent systems with fewer resources than ever. Our software-based approach simplifies the complexity of creating these systems by providing higher level interfaces to access changing technology and a way to easily upgrade through software while other fixed function systems require new hardware. When hardware changes are required, our modular, reconfigurable platforms enable users to easily change only the functions they need while preserving software continuity over time. In this way, the graphical system design platform-based approach accelerates the development of any system that needs measurement and control.

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

Lower Total Solution Cost

NI solutions offer price to performance and energy-efficiency advantages over traditional proprietary systems. Graphical system design allows customers to equip powerful industry-standard computers, with reusable system design software and modular cost-effective hardware. In addition, these systems give engineers and scientists the flexibility and portability to adapt to changing needs, while offering a smaller form factor that occupies less space on the manufacturing floor and consumes less energy than traditional instrumentation equipment.

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

LabVIEW is a comprehensive development environment with the hardware integration and wide-ranging compatibility that engineers and scientists need to design and deploy measurement and control systems. The LabVIEW programming environment is graphical, with engineering-specific libraries of software functions and hardware interfaces. It also offers data analysis, visualization, and sharing features. Engineers and scientists can bring their vision to life with LabVIEW, and have access to a vast ecosystem of partners and technology alliances, and a global and active user community. When customers use LabVIEW, combined with the modular hardware approach with NI data acquisition, NI CompactRIO and PCI Extensions for Instrumentation (“PXI”) platforms, they are able to quickly integrate system components and do their jobs faster, more efficiently, and at a lower cost.

LabVIEW Real-Time and LabVIEW FPGA are strategic modular software add-ons to LabVIEW. With LabVIEW Real-Time, the user can easily configure their application program to execute using a real-time operating system kernel instead of the Windows operating system, so users can easily build their solutions. In addition, with LabVIEW Real-Time, users can easily configure their programs to operate remotely on embedded processors in PXI-based systems, on embedded processors inside NI CompactRIO distributed I/O systems, or on processors embedded on plug-in PC data acquisition boards. With LabVIEW FPGA, the user can configure their application to execute directly in silicon via a FPGA residing on one of our reconfigurable I/O hardware products. LabVIEW FPGA allows users to build their own highly specialized, custom hardware devices for ultra high-performance requirements or for unique or proprietary measurement or control protocols.

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

NI TestStand. NI TestStand is targeted for test and measurement (“T&M”) applications in a manufacturing environment. NI TestStand is a test management environment for organizing, controlling, and running automated prototype, validation, and manufacturing test systems. It also generates customized test reports and integrates product and test data across the customers’ enterprise and across the Internet. NI TestStand manages tests that are written in LabVIEW, LabWindows/CVI, Measurement Studio, C and C++, and Microsoft Visual Basic, so test engineers can easily share and re-use test code throughout their organization and from one product to the next. NI TestStand is a key element of our strategy to broaden the reach of our application software products across the corporate enterprise.

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

NI DIAdem. NI DIAdem offers users configuration-based technical data management, analysis, and report generation tools to interactively mine and analyze data. NI DIAdem helps users make informed decisions and meet the demands of today’s testing environments, which require quick access to large volumes of scattered data, consistent reporting, and data visualization.

Hardware Products and Related Driver Software

Using cutting-edge commercial technology, such as the latest microprocessors, Analog to Digital Converters (“ADCs”), FPGAs, and PC busses, our hardware delivers modular and easy-to-use solutions for a wide range of applications – from automated test and data logging to industrial control, and embedded design. Our hardware and related driver software products include data acquisition (“DAQ”), PXI chassis and controllers, image acquisition, motion control, distributed I/O, modular instruments and embedded control hardware/software, industrial communications interfaces, General Purpose Interface Bus (“GPIB”) interfaces, and VME Extension for Instrumentation (“VXI”) Controllers. The high level of integration among our products provides users with the flexibility to mix and match hardware components when developing custom virtual instrumentation systems.

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

PXI Modular Instrumentation Platform.  Our PXI modular instrument platform, which was introduced in 1997, is a standard PC packaged in a small, rugged form factor with expansion slots and instrumentation extensions for timing, triggering and signal sharing. It combines mainstream PC software and PCI hardware with advanced instrumentation capabilities. In essence, PXI is an instrumentation PC with several expansion slots supporting complete system-level opportunities and delivering a high percentage of the overall system content using our products. We continue to expand our PXI product offerings with new modules, which address a wide variety of measurement and automation applications. The platform is now a testing standard, with a wide array of companies developing applications on the platform and investing in its future through the PXI System Alliance (“PXISA”). In 2006, we introduced our first PXI Express products which provide backward software compatibility with PXI while providing advanced capabilities for high-performance instrumentation, such as RF instrumentation. Today, we have a rapidly expanding portfolio of PXI Express products that are further expanding the capabilities of this important platform.

Modular Instruments.  We offer a variety of modular instrument devices used in general purpose test and communication test applications.  These devices include digitizers, digital multimeters, signal generators, RF analyzers/generators, power supplies, source measurement units and switch modules that users can configure through software to meet their specific measurement requirements. Because these instruments are modular and software-defined, they can be quickly interchanged and easily repurposed to meet evolving test needs. Additionally, our modular instruments provide high-speed test execution by harnessing the power of industry-standard PC’s FPGAs and advanced timing and synchronization technologies. Options are available for a variety of platforms including PXI, PXI Express, PCI, PCI Express, and USB.

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

NI LabVIEW Reconfigurable I/O (RIO) Architecture.  NI reconfigurable I/O (RIO) hardware combined with NI LabVIEW system design software provides a commercial off-the-shelf solution to simplify development and shorten time to market when designing advanced measurement and control systems. All RIO hardware systems, which include CompactRIO, NI Single-Board RIO, R Series boards and PXI-based FlexRIO products, feature a standard, high-performance architecture that combines a powerful floating-point processor, reconfigurable FPGA, and modular I/O. Engineers can program all RIO hardware components with LabVIEW, including the LabVIEW FPGA Module, to rapidly create custom timing, signal processing and control for I/O without requiring expertise in low-level hardware description languages or board-level design. NI provides a breadth of RIO hardware targets that provide varying degrees of performance, cost, I/O rates, and ruggedness, to meet a wide variety of application needs. NI first released the LabVIEW RIO architecture in 2003 with the first R Series PXI plug-in board along with the first CompactRIO rugged, high-performance embedded system.

Industrial Communications Interfaces.  In 1995, we began shipping interface boards for communicating with serial devices, such as data loggers and PLCs targeted for industrial/embedded applications, and benchtop instruments, such as oscilloscopes, targeted for test and measurement applications. We offer hardware and driver software product lines for communication with industrial devices—Controller Area Network (“CAN”), DeviceNet, Foundation Fieldbus, and RS-485 and RS-232.

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

NI Education Platform

The NI education platform combines software, hardware and courseware designed to create engaging, authentic learning experiences that prepare students for the next generation of innovation. We have a continuum of products designed for education that allows students to start learning at the primary and secondary school levels using the programming language and platform they will use in engineering classes at the university level, for post-graduate research, and in the industry once they enter the engineering workforce. Our cost-effective, scalable solutions offer academic institutions flexible integration across multiple science and engineering disciplines.

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

Hardware Products for Teaching

National Instruments Educational Laboratory Virtual Instrumentation Suite (NI ELVIS). The NI ELVIS measurement and prototyping platform delivers hands-on lab experience with an integrated suite of the most commonly used instruments in one compact form factor specifically designed for education. Based on industry-standard NI LabVIEW graphical system design software, NI ELVIS, with powerful data acquisition and USB plug-and-play capabilities, offers users the flexibility of virtual instrumentation and allows for quick and easy measurement acquisition and instrumentation across multiple disciplines.

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

NI myRIO. NI myRIO places dual-core real-time processing and FPGA customizable I/O into the hands of students. With its onboard devices, seamless software experience, and library of courseware and tutorials, NI myRIO provides an affordable tool that students can use to do real engineering in one semester. This device gives students the opportunity to learn on the same device that they will later use to build projects. Using industry-standard technology in a portable form factor, students can explore a variety of engineering concepts that scale to real-world projects.

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

Training and Certification

NI Training Program. NI training helps the customer build the skills to more efficiently develop robust, maintainable applications, and certification confirms the customer’s technical growth and skill using NI software. We offer fee-based training classes and self-paced online training for many of our software and hardware products. On-site courses are quoted per customer requests and we include on-line course offerings with live teachers.

NI Certification Program. We offer programs to certify programmers and instructors for our products.

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

Customers

We have a broad base of over 35,000 customers worldwide, with no customer accounting for more than 3%, 7%, and 4% of our sales in 2013, 2012, and 2011, respectively.

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

Sales and Distribution

We sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We source a substantial majority of our sales throughout the world from our manufacturing, warehousing and distribution facilities in Debrecen, Hungary and Penang, Malaysia. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the U.S. accounted for approximately 62%, 63% and 63%, of our revenues in 2013, 2012 and 2011, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 13 – Segment information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and long-lived assets.)

We believe the ability to provide comprehensive service and support to our customers is an important factor in our business. We permit customers to return products within 30 days from receipt for a refund of the purchase price less a restocking charge. Our hardware products are generally warranted against defects in materials and workmanship for one year from the date we ship the products to our customers. Historically, warranty costs and returns have not been material.

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

Competition

The markets in which we operate are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than we have, and we may face further competition from new market entrants in the future. A key competitor is Agilent Technologies Inc. (“Agilent”). In September of 2013, Agilent announced plans to separate into two publicly traded companies, one will retain the Agilent name as well as the life sciences, diagnostics and chemical analysis businesses and the other will be comprised of the electronic measurement (“EM”) business. The Agilent EM business offers hardware and software products that provide solutions that directly compete with our virtual instrumentation products including its own line of PXI based hardware. The Agilent EM business continues to aggressively advertise and market products that are competitive with our products and we believe the Agilent EM business continues to hold a strong position in the instrumentation business and any changes in its marketing strategy or product offerings, whether before or after the announced separation, could have a material adverse effect on our operating results. We cannot predict the impact that the Agilent separation will have on the markets that we serve.

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

•	general market and economic conditions;
•	our ability to maintain and grow our business with our larger customers;
•	our ability to meet the volume and service requirements of our larger customers;
•	industry consolidation, including acquisitions by our competitors;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low cost geographies for manufacturing and/or distribution;
•	product pricing;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	efficiency of manufacturing operations;
•	strategic relationships with our suppliers;
•	product quality and performance;
•	protection of our products by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	the outcome of any future litigation or commercial dispute;
•	barriers to entry imposed by competitors with significant market power in new markets; and,
•	government actions throughout the world.

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

As of December 31, 2013, we employed 2,085 people in product research and development. Our research and development expenses were $235 million, $223 million and $199 million for 2013, 2012 and 2011, respectively.

Intellectual Property

We rely on a combination of patent, trade secret, copyright and trademark law, contracts and technical measures to establish and protect our proprietary rights in our products. As of December 31, 2013, we held 765 U.S. patents (762 utility patents and 3 design patents) and 27 patents in foreign countries (25 patents registered in Europe in various countries; and 2 patents in Japan), and had 211 patent applications pending in the U.S. and foreign countries. 231 of our issued U.S. patents are software patents related to LabVIEW, and cover fundamental aspects of the graphical programming approach used in LabVIEW. Our patents expire from 2014 to 2032. The expiration of any patents in the short term is not expected to have any significant negative impact on our business. No assurance can be given that our pending patent applications will result in the issuance of patents. We also own certain registered trademarks in the United States and abroad. See further discussion regarding risks associated with our patents in ITEM 1A, Risk Factors, “Our Business Depends on Our Proprietary Rights and We are Subject to Intellectual Property Litigation.”

Manufacturing and Suppliers

We manufacture a substantial majority of our products at our facilities in Debrecen, Hungary and Penang, Malaysia. Additional production, primarily RF products and of low volume, complex or newly introduced products is done in Austin, Texas. In 2014, our site in Malaysia is expected to produce approximately 20% to 30% of our global production. This production is being generated by transferring existing products from our Hungarian production facility in support of anticipated growth in our business and introducing new products directly into our Malaysian facility. Our site in Hungary is expected to produce approximately 65% to 75% of our remaining products. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. Most of the electronic circuit card assemblies, modules and chassis are manufactured in house, although subcontractors are used from time to time. The majority of our electronic cable assemblies are produced by subcontractors; however, we do manufacture some on an exception basis. Our software duplication, technical manuals and product support documentation is primarily produced by subcontractors.

Our manufacturing processes use large volumes of high-quality components and subassemblies supplied by various suppliers in the U.S., Europe and Asia. Several of these components, including custom ASICs and some RF or custom components, are available through limited sources. Any disruption of our supply of limited source components, whether resulting from business demand, quality, production or delivery problems, could adversely affect our ability to manufacture our products, which could in turn adversely affect our business and results of operations. See “Our Business is Dependent on Key Suppliers” at page 15 for additional discussion of the risks associated with limited source suppliers.

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

Employees

As of December 31, 2013, we had 7,114 employees worldwide, including 2,085 in research and development, 3,269 in sales and marketing and customer support, 1,006 in manufacturing and 754 in administration and finance. None of our employees are represented by a labor union and we have never experienced a work stoppage. We consider our employee relations to be good. For fifteen consecutive years, from 1999 to 2014, we have been named among the 100 Best Companies to Work for in America according to FORTUNE magazine. Also, for the third consecutive year, from 2011 to 2013, we were ranked among the top 25 of the World’s Best Multinational Workplaces according to Great Place to Work.

ITEM 1A.    RISK FACTORS

Uncertain Global Economic Conditions Could Materially Adversely Affect Our Business and Results of Operations.  Our operations and performance are sensitive to fluctuations in general economic conditions, both in the U.S. and globally. Uncertainty about global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, unemployment, negative financial news, volatile foreign currency markets and declines in income or asset values. For example, the continuing uncertainty regarding the debt limit for the U.S. federal government or the recent uncertainty and currency volatility in emerging economies, could increase volatility in domestic and foreign markets, could adversely affect the liquidity of our investments in U.S Treasuries, our investment in German government bonds and the liquidity of our money market funds. In addition, such uncertainty could cause declines in consumer and business confidence. These domestic and global economic uncertainties could have a material adverse effect on demand for our products and our operating results. Other factors that could adversely influence demand include increases in fuel and other energy costs, unemployment, labor and healthcare costs, access to credit, consumer and business confidence, and other macroeconomic factors affecting spending behavior.

Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the PMI. In the three months ended December 31, 2013, the average of the PMI was 52.8 and the average of the new order element of the PMI was 54.2, both indicating expansion. For January 2014, the most recent PMI reading was 52.9, slightly above the most recent quarterly average but slightly below the December 2013 reading of 53.0. For January 2014, the new order element of the PMI was 54.3, also slightly above the most recent quarterly average, but lower than the December 2013 new order element reading of 54.4. During the three month period ended December 31, 2013, the PMI in the U.S. and the Eurozone maintained readings above 50. We are unable to predict whether the industrial economy, as measured by the PMI, will remain above the neutral reading of 50, strengthen or contract during 2014. If the industrial economy as measured by the PMI begins to contract, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and result of operations.

Our Product Revenues are Dependent on Certain Industries.    Sales of our products are dependent on customers in certain industries, particularly the telecommunications, semiconductor, consumer electronics, automotive, automated test equipment, defense and aerospace industries. As we have experienced in the past, and as we may continue to experience in the future, downturns characterized by diminished product demand in any one or more of these industries may result in decreased sales, and a material adverse effect on our operating results. For example, personal computer (“PC”) shipments declined every quarter during 2013. Continued weakness or further contraction in PC shipments in 2014 could have a material negative impact on our business as it may negatively impact the spending and investment patterns of many of the customers we serve across various industries and regions as many of our products allow our customers to equip industry-standard computers with our system design software and modular hardware.

Orders With a Value of Greater than One Million Dollars Expose Us to Significant Additional Business and Legal Risks that Could Have a Material Adverse Impact on our Business, Results of Operations and Financial Condition. In recent years, we have made a concentrated effort to increase our revenue through the pursuit of orders with a value greater than $1.0 million. During the years ended December 31, 2013, 2012 and 2011, we received $37 million, $76 million and $12 million in new orders from our largest customer, respectively. During the years ended December 31, 2013, 2012 and 2011, we recognized net revenue of $35 million, $68 million and $10 million from these orders, respectively. The timing and amount of these orders is unpredictable and therefore causes unusual variations in the trends of our business. Also, these types of orders expose us to significant additional business and legal risks compared to smaller orders. These very large customers frequently require contract terms that vary substantially from our standard terms of sale. These orders can be accompanied by critical delivery commitments and severe contractual liabilities can be imposed on us if we fail to provide the quantity of product at the required delivery times. These customers may also impose product acceptance requirements and product performance evaluations which create uncertainty with respect to the timing of our ability to recognize revenue from such orders. In addition, these larger orders are more volatile, are subject to greater discount variability and may contract at a faster pace during an economic downturn. These contracts may also have supply constraint requirements which mandate that we allocate large product inventories for a specific contract. These inventory requirements expose us to higher risks of inventory obsolescence and can adversely impact our ability to provide adequate product supply to other customers.

Fulfillment of these contracts can severely challenge our supply chain capabilities at the component acquisition, assembly and delivery stages. Our contracts with such customers may allow the customer to cancel or delay orders without liability which exposes our business and financial results to significant risk. These contracts can require us to develop specific product mitigation plans for product delivery constraints caused by unexpected or catastrophic situations to help assure quick production recovery. We can attempt to manage this risk but there can be no assurance that we will be successful in our efforts. These customers may demand most favored customer pricing, significant discounts, extended payment terms and volume rebates and such terms can adversely impact our revenues, margins, financial results and may also negatively impact our days sales outstanding as these orders become a larger proportion of our overall revenue. These customers may request broad indemnity obligations and large direct and consequential damage provisions in the event their contracts with us are breached, and these provisions may expose us to risk and liabilities in excess of our standard terms and conditions of sale. While we attempt to limit the number of contracts that contain the non-standard terms of sale described above and attempt to contractually limit our potential liability under such contracts, we have been and expect to be required to agree to some or all of such provisions to secure these customers and to continue to grow our business. Such actions expose us to significant additional risks which could result in a material adverse impact on our business, results of operations and financial condition.

Revenue Derived from Large Orders Could Adversely Affect our Gross Margin and Could Lead to Greater Variability in our Quarterly Results.    We define our large order business as orders with a value greater than $100,000. As a percent of our overall business, orders over $100,000 represented 21% of our total orders during 2013 and 2012. These orders may be more sensitive to changes in the global industrial economy, may be subject to greater discount variability, lower gross margins, and may contract at a faster pace during an economic downturn. Historically, our gross margins have been stable from period to period. To the extent that the amount of our revenue derived from larger orders increases in future periods, either in absolute dollars or as a percentage of our overall business, our gross margins could decline, could experience greater volatility and see a greater negative impact from future downturns in the global industrial economy. This dynamic may also have an adverse effect on the historical seasonal pattern of our revenues and our results of operations.

During the year ended December 31, 2013, we recognized net revenue of $35 million from our largest customer. The majority of this revenue relates to a new application in a highly competitive space. As a result, the gross margin for this revenue was significantly below our historical average. These types of orders also make managing inventory levels more difficult as we may have to build large quantities of inventory in anticipation of future demand that may not materialize. For example, during the first quarter of 2013, we increased our inventory by $19 million, primarily to meet anticipated demand from our largest customer. The actual demand from our largest customer was lower than we had anticipated and therefore had to take steps to reduce our inventory levels throughout the remainder of 2013.

 Our Current Domestic Cash Position May Not Be Sufficient to Fund our Domestic Cash Needs in the Next Twelve Months and We May Need to Seek Funding from External Sources or Repatriate Foreign Earnings.  At December 31, 2013, we had $393 million in cash, cash equivalents and short-term investments of which $324 million was held in operating and investment accounts of our foreign subsidiaries. On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association (the “Lender”). The Loan Agreement provides for a $50 million unsecured revolving line of credit with a scheduled maturity date of May 9, 2018 (the “Maturity Date”). Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may choose to borrow funds against this line of credit in future periods in order to have sufficient domestic cash to fund continued dividends to our stockholders, to fund potential acquisitions or other domestic general corporate purposes without the need to repatriate foreign earnings. As of December 31, 2013, we had not utilized any amount available under this line of credit and we were in compliance with all applicable covenants in the Loan Agreement.

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

We Operate in Intensely Competitive Markets.    The markets in which we operate are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than we have, and we may face further competition from new market entrants in the future. A key competitor is Agilent Technologies Inc. (“Agilent”). On September 19, 2013, Agilent announced plans to separate into two publicly traded companies, one will retain the Agilent name as well as the life sciences, diagnostics and chemical analysis businesses and the other will be comprised of the electronic measurement (“EM”) business. The Agilent EM business offers hardware and software products that provide solutions that directly compete with our virtual instrumentation products including its own line of PXI based hardware. The Agilent EM business continues to aggressively advertise and market products that are competitive with our products and we believe the Agilent EM business continues to hold a strong position in the instrumentation business and any changes in its marketing strategy or product offerings, whether before or after the announced separation, could have a material adverse effect on our operating results. We cannot predict the impact that the Agilent separation will have on the markets that we serve.

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

We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results.    We have established an operating budget for 2014. Our budget was established based on the estimated revenue from sales of our products which are based on economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. If demand for our products in 2014 is less than the demand we anticipated in setting our 2014 budget, our operating results could be negatively impacted. If we exceed the level of expenses established in our 2014 operating budget or if we cannot reduce budgeted expenditures in response to a decrease in revenue, our operating results could be adversely affected. Our spending could exceed our budgets due to a number of factors, including;

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

Tax Law Changes in U.S. Could Have a Negative Impact on our Effective Tax Rate, Earnings and Results of Operations. In 2013, our effective tax rate benefited from the research tax credit in the U.S. This credit expired at the end of 2013 and unless it is extended, we will not be able to take this credit in 2014 or beyond which will have a material negative impact on our effective tax rate in future periods.

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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect decreasing our consolidated sales by $7.3 million in the year ended December 31, 2013, and decreasing our consolidated sales by $20 million in the year ended December 31, 2012. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing our consolidated operating expenses by $2.2 million in the year ended December 31, 2013, and decreasing our consolidated operating expenses by $5.8 million in the year ended December 31, 2012.

During 2013, there was mixed, and at times, significant volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business which included significant strengthening of the U.S. dollar against the Japanese yen. We cannot predict to what degree or how long this volatility in the foreign currency exchange markets will continue. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

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

Tax Law Changes in Hungary Could Have a Negative Impact on our Effective Tax Rate, Earnings and Results of Operations.  The profit from our Hungarian operation benefits from the fact that it is subject to an effective income tax rate that is lower than the U.S. federal statutory tax rate of 35%. Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $8 million, $12 million and $16 million for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, effective January 1, 2010, certain qualified research and development expenses became eligible for an enhanced tax deduction. The enhanced tax deduction for research and development expenses resulted in income tax benefits to us of $12 million, $17 million and $17 million for the years ended December 31, 2013, 2012 and 2011, respectively. This tax benefit may not be available in future years due to changes in political conditions in Hungary or changes in tax laws in Hungary and in the U.S. The reduction or elimination of these benefits in Hungary or future changes in U.S. law pertaining to the taxation of foreign earnings could result in an increase in our future effective income tax rate which could have a material adverse effect on our operating results. No countries other than Hungary had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service with regard to any foreign jurisdictions.

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

Our Revenues are Subject to Seasonal Variations.    In previous years, our revenues have been characterized by seasonality, with revenues typically growing from the first quarter to the second quarter, being relatively constant from the second quarter to the third quarter, growing in the fourth quarter compared to the third quarter and declining in the first quarter of the following year from the fourth quarter of the preceding year. This historical trend has been affected and may continue to be affected in the future by broad fluctuations in the global industrial economy as well as the timing of new product introductions or any acquisitions. In addition, the increasing percentage of our revenue derived from very large orders could have a significant impact on our historical seasonal trends as these orders may be more sensitive to changes in the global industrial economy, may be subject to greater discount variability, lower gross margins, and may contract at a faster pace during an economic downturn. For example, in 2013, our sequential revenue growth in the fourth quarter as compared to the third quarter was 4% compared to the previous ten year average of 10%. Most of the weakness during the fourth quarter of 2013 was in larger orders, particularly in the emerging markets. Our historical seasonal variation could be significantly impacted if we cannot maintain or grow our business with our very large orders. We are seeing signs of economic uncertainty in emerging economies. If this uncertainty in the emerging markets continues or if it worsens or negatively affects other economic regions, it may have a material adverse effect on the seasonal patterns described above as well as on our overall results of operations and profitability. Our total operating expenses have in the past tended to increase in each successive quarter and have fluctuated as a percentage of revenue based on the seasonality of our revenue.

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

A  Substantial Majority of our Manufacturing, Warehousing and Distribution Capacity is Located Outside of the United States. Our Hungarian and Malaysian manufacturing and warehouse facilities sourced a substantial majority of our sales in 2013 and are expected to source a substantial majority of our sales in 2014.

In order to enable timely shipment of products to our customers we also maintain the vast majority of our inventory at our international locations. In addition to being subject to the risks of maintaining such a concentration of manufacturing capacity and global inventory, these facilities and their operations are also subject to risks associated with doing business internationally, including:

•	changing and potentially unstable political environment in Hungary;
•	significant and frequent changes in the corporate tax law in Hungary;
•	the volatility of the Hungarian forint and the Malaysian ringgit relative to the U.S. dollar;
•	difficulty in managing manufacturing operations in foreign countries;
•	difficulty in achieving or maintaining product quality;
•	interruption to transportation flows for delivery of components to us and finished goods to our customers; and
•	increasing labor costs.

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

The Completion of our Third Manufacturing Facility in Penang, Malaysia Could Adversely Affect our Gross Margin, Results of Operations and Earnings if Anticipated Demand is Not Achieved. Construction of our manufacturing and warehousing facility in Penang, Malaysia was completed in the fourth quarter of 2012. We believe this new facility will support our long term manufacturing and warehousing capacity needs. In 2014, our site in Malaysia is expected to produce approximately 20% to 30% of our global production. This production will mainly be from the transfer of existing production from our Hungarian production facility in support of anticipated growth in our business and introducing new products directly into our Malaysian facility. If demand for our products does not grow as expected or if it contracts in future periods, we will have excess warehousing and manufacturing capacity which will cause an increase in overhead that will likely negatively impact our gross margins and results of operations in future periods. In addition, we could experience other cost overruns with respect to our Malaysian facility including those associated with;

•	inefficiencies related to underutilization of this facility;
•	cost overruns related to training a new workforce for this facility; or
•	inefficient inventory management.

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

Adoption of Complex Health Care Legislation and Related Regulations and Financial Reform Could Increase our Operating Costs and Adversely Affect Our Result of Operations. The adoption of the Patient Protection and Affordable Care Act and the related reconciliation measure, the Health Care and Education Reconciliation Act of 2010, and the regulations resulting from such legislation has increased the costs of providing health care to our employees as well as caused us to incur additional administrative burdens and costs to comply with certain provisions of this legislation. We are unable to predict the ultimate amount or timing of any such increased costs or to what extent we may need to divert other resources to comply with various provisions of this legislation. Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act has resulted in increased costs to us as a result of fees as well as incremental efforts we have had to undertake to comply with provisions of this law which are applicable to our derivative contracts or other financial instruments. In addition to the fees and efforts we have already incurred and undertaken to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act, we may incur additional costs in future periods as new rules are published and become effective.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-K contains our management’s certification of adequate disclosure controls and procedures as of December 31, 2013. This annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. This report on Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that ongoing compliance with Sections 302 and 404 will continue to be costly and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We own approximately 145 acres of land in the Austin, Texas area. Our principal corporate and research and development activities are conducted in three buildings we own in Austin, Texas; a 232,000 square foot office facility, a 140,000 square foot manufacturing and office facility, and a 380,000 square foot research and development facility. We also own a 136,000 square foot office building in Austin, Texas which is being leased to third parties.

Our principle manufacturing activities are conducted in Debrecen, Hungary and Penang, Malaysia. We own a 239,000 square foot manufacturing and distribution facility in Debrecen, Hungary and a 314,000 square foot manufacturing, research and development, and general and administrative facility in Penang, Malaysia. In total, we held a 99 year lease on approximately 23 acres of land comprised of two tracts in an industrial park in Penang, Malaysia.

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

As of December 31, 2013, we also leased a number of sales and support offices in the U.S. and various countries throughout the world. We believe our existing facilities are adequate to meet our current requirements.

ITEM 3.LEGAL PROCEEDINGS

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

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, $0.01 par value, began trading on The NASDAQ Stock Market under the symbol NATI effective March 13, 1995. Prior to that date, there was no public market for our common stock. The high and low closing prices for our common stock, as reported by Nasdaq for the two most recent fiscal years, are as indicated in the following table:

	High	Low
2013
First Quarter 2013	$32.28	$25.87
Second Quarter 2013	31.51	26.31
Third Quarter 2013	31.16	27.26
Fourth Quarter 2013	32.13	28.92

2012
First Quarter 2012	$28.52	$24.51
Second Quarter 2012	28.40	25.03
Third Quarter 2012	27.87	24.85
Fourth Quarter 2012	25.90	23.37

At the close of business on February 13, 2014, there were approximately 397 holders of record of our common stock and approximately 29,295 beneficial holders of our common stock.

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

Our cash dividend payments for the two most recent fiscal years, on a per share basis, are indicated in the following table. The dividends were paid on the dates set forth below:

Dividend Amount
2013
March 11, 2013	$0.14
June 3, 2013	0.14
September 3, 2013	0.14
December 3, 2013	0.14

2012
March 5, 2012	$0.14
May 25, 2012	0.14
August 31, 2012	0.14
December 3, 2012	0.14

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

On January 30, 2014, our Board of Directors declared a quarterly cash dividend of $0.15 per common share, payable on March 10, 2014, to stockholders of record on February 18, 2014.

See Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Performance Graph

The following graph compares the cumulative total return to holders of NI’s common stock from December 31, 2008 to December 31, 2013  to the cumulative return over such period of the (i) Nasdaq Composite Index and (ii) Russell 2000 Index. We use the Russell 2000 Index due to the fact that we have not been able to identify a published industry or line of business index that we believe appropriately reflects our industry or line of business. We considered that our primary competitors are divisions of large corporations that have other significant business operations such that any index comprised of such competitors would not be reflective of our industry or line of business. We have also considered using a peer group index but do not believe such index is appropriate as we have not been able to identify other public companies that we believe are principally in the same line of business as we are.

The graph assumes that $100 was invested on December 31, 2008 in NI’s common stock and in each of the other two indices and the reinvestment of all dividends, if any. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
National Instruments	100	121	155	160	159	197
Nasdaq	100	144	168	165	191	265
Russell 2000	100	125	157	148	170	233

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

  Issuer Purchase of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1, 2013 to October 31, 2013	-	-	-	3,932,245
November 1, 2013 to November 30, 2013	-	-	-	3,932,245
December 1, 2013 to December 31, 2013	-	-	-	3,932,245
Total	-	-	-

(1) For the past several years, we have maintained various stock repurchase programs. At December 31, 2013, there were 3,932,245 shares available for repurchase under the plan approved on April 21, 2010. This repurchase plan does not have an expiration date.

ITEM 6.SELECTED CONSOLIDATED FINANCIAL DATA

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

	For the years ended December 31,
	(in thousands, except per share data)
	2013	2012	2011	2010	2009
Statements of Income Data:
Net sales:
Americas	$483,604	$454,616	$411,006	$359,895	$292,999
Europe	318,179	297,572	308,619	261,118	210,188
East Asia	260,100	282,512	215,500	180,713	126,147
Emerging Markets	110,675	108,992	89,048	71,494	47,260
Consolidated net sales	1,172,558	1,143,692	1,024,173	873,220	676,594
Cost of sales:	305,243	280,274	240,964	200,083	169,884
Gross profit	867,315	863,418	783,209	673,137	506,710
Operating expenses:
Sales and marketing	447,800	431,468	388,768	319,606	269,267
Research and development	234,796	222,994	199,071	158,149	132,974
General and administrative	87,418	85,239	82,658	67,069	57,938
Acquisition related adjustment	(1,316)	6,783	-	-	-
Total operating expenses	768,698	746,484	670,497	544,824	460,179
Operating income	98,617	116,934	112,712	128,313	46,531
Other income (expense):
Interest income	679	716	1,319	1,391	1,629
Net foreign exchange (loss) gain	(2,578)	(2,246)	(2,755)	(2,585)	734
Other (expense) income, net	450	(567)	(142)	993	1,351
Income before income taxes	97,168	114,837	111,134	128,112	50,245
Provision for income taxes	16,655	24,700	17,062	18,996	33,160
Net income	$80,513	$90,137	$94,072	$109,116	$17,085

Basic earnings per share	$0.65	$0.74	$0.79	$0.93	$0.15

Weighted average shares outstanding - basic	124,558	121,973	119,836	116,973	116,280

Diluted earnings per share	$0.64	$0.73	$0.78	$0.92	$0.15

Weighted average shares outstanding - diluted	125,571	122,977	121,220	118,572	117,039

Cash dividends declared per common share	$0.56	$0.56	$0.40	$0.35	$0.32

	December 31,
	(in thousands)
	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$230,263	$161,996	$142,608	$219,447	$201,465
Short-term investments	163,149	173,166	223,504	131,215	87,196
Working capital	603,240	522,744	506,644	484,406	413,759
Total assets	1,343,551	1,284,769	1,154,294	959,682	813,029
Long-term debt, net of current portion	-	-	-	-	-
Total stockholders' equity	1,023,084	939,128	852,011	744,545	654,420

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  Overview

National Instruments Corporation (“we”, “us” or “our”) designs, manufactures and sells tools to engineers and scientists that accelerate productivity, innovation and discovery. Our graphical system design approach to engineering provides an integrated software and hardware platform that speeds the development of systems needing measurement and control. We believe our long-term vision and focus on technology supports the success of our customers, employees, suppliers and stockholders. We sell to a large number of customers in a wide variety of industries. We have been profitable in every year since 1990. No single customer accounted for more than 3%, 7%, or 4% of our sales in 2013, 2012, or 2011, respectively.

The key strategies that management focuses on in running our business are the following:

Expanding our broad customer base

We strive to increase our already broad customer base and to grow our large order business by serving a large market on many computer platforms, through a global marketing and distribution network. We also seek to acquire new technologies and expertise from time to time to open new opportunities for our existing product portfolio.

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

Leveraging a worldwide sales, distribution and manufacturing network

We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 59% of our revenues in 2013, 60% of our revenues in 2012 and 60% of our revenues in 2011. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 13 - Segment information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and long-lived assets).

We manufacture a substantial majority of our products at our facilities in Debrecen, Hungary and Penang, Malaysia. Additional production, primarily of RF products and of low volume, complex or newly introduced products is done in Austin, Texas. In 2014, our site in Malaysia is expected to produce approximately 20% to 30% of our global production. This production is being generated by transferring existing products from our Hungarian production facility in support of anticipated growth in our business and introducing new products directly into our Malaysian facility. Our site in Hungary is expected to produce approximately 65% to 75% of our remaining products. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. Most of the electronic circuit card assemblies, modules and chassis are manufactured in house, although subcontractors are used from time to time. The majority of our electronic cable assemblies are produced by subcontractors; however, we do manufacture some on an exception basis. Our software duplication, technical manuals and product support documentation is primarily produced by subcontractors.

Delivering high quality, reliable products

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

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. In assessing our business, we consider the trends in the Global Purchasing Managers’ Index (“PMI”), global industrial production as well as industry reports on the specific vertical industries that we target. In the three months ended December 31, 2013, the average of the PMI was 52.8 and the average of the new order element of the PMI was 54.2, both indicating expansion. For January 2014, the most recent PMI reading was 52.9, slightly above the most recent quarterly average but slightly below the December 2013 reading of 53.0. For January 2014, the new order element of the PMI was 54.3, also slightly above the most recent quarterly average, but lower than the December 2013 new order element reading of 54.4. During the three month period ended December 31, 2013, the PMI in the US and the Eurozone maintained readings above 50. We are unable to predict whether the industrial economy, as measured by the PMI, will remain above the neutral reading of 50, strengthen or contract during 2014.

During the years ended December 31, 2013, 2012 and 2011, we received $37 million, $76 million and $12 million in new orders from our largest customer, respectively. During the years ended December 31, 2013, 2012 and 2011, we recognized net revenue of $35 million, $68 million and $10 million from these orders, respectively. The timing and amount of orders from such customers are unpredictable and therefore can cause unusual variations in the trends of our business. Some of these orders related to a new application in a highly competitive space. As a result, the gross margin for these orders was significantly below our historical average.

The finish to our results for the fourth quarter of 2013 was weaker than expected, especially in the emerging markets.  For the fourth quarter, our orders were up 4% sequentially.  This is below our historical 10 year average sequential growth rate for the fourth quarter of approximately 10%.  Most of the weakness in the fourth quarter was in larger orders and may have been due to our customers having limited budgets for 2013, leaving little room for year-end spending. In the fourth quarter, we saw 3% year over year growth from orders under $20,000, 1% year over year growth of orders between $20,000 and $100,000, while orders over $100,000 were down 9% year over year. We believe there were two main drivers of the decline in our orders over $100,000; one was the expected decline in orders from our largest customer from $9 million in the fourth quarter of 2012 to $2.8 million in the fourth quarter of 2013, and the other was an unexpected 40% year over year decline of orders over $100,000 in emerging markets.

We are concerned with the economic trends coming from the emerging economies in early 2014. Of particular concern is the sharp devaluation of some of the currencies in these markets compared to the U.S. dollar and the broader impact this may have on economic activity within those economies and whether that may spread to other countries and the impact this may have on the PMI in future periods. If the industrial economy as measured by the PMI begins to contract, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and result of operations.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Years ended December 31,
	2013	2012	2011
Net sales:
Americas	41.3%	39.8%	40.1%
Europe	27.1	26.0	30.1
East Asia	22.2	24.7	21.1
Emerging Markets	9.4	9.5	8.7
Consolidated net sales	100.0	100.0	100.0
Cost of sales	26.0	24.5	23.5
Gross profit	74.0	75.5	76.5
Operating expenses:
Sales and marketing	38.2	37.7	38.0
Research and development	20.0	19.5	19.4
General and administrative	7.5	7.5	8.1
Acquisition related adjustment	(0.1)	0.6	-
Total operating expenses	65.6	65.3	65.5
Operating income	8.4	10.2	11.0
Other income (expense):
Interest income	0.1	0.1	0.2
Net foreign exchange loss	(0.2)	(0.2)	(0.3)
Other income, net	0.0	-	-
Income before income taxes	8.3	10.1	10.9
Provision for income taxes	1.4	2.2	1.7
Net income	6.9%	7.9%	9.2%

  Figures may not sum due to rounding.

Results of Operations for the years ended December 31, 2013, 2012, and 2011

Net Sales.  Our net sales were $1,173 million, $1,144 million, and $1,024 million for the years ended December 31, 2013, 2012, and 2011, respectively, an increase of 3% in 2013 following an increase of 12% in 2012. Product sales were $1,091 million, $1,055 million and $956 million for the years ended December 31, 2013, 2012 and 2011, respectively, an increase of 3% in 2013 following an increase of 10% in 2012. The increase in product sales during 2013 is attributed to increased sales volume and growth in the Americas and Europe, offset by decreased sales volume and contraction in East Asia. In 2012, the increase in product sales was attributed to increased sales volume in the Americas, East Asia and Emerging Markets, offset by a slight contraction in Europe. Software maintenance sales were $81 million, $87 million and $82 million for the years ended December 31, 2013, 2012 and 2011, respectively, a decrease of 7% in 2013 following an increase of 7% in 2012. The decrease in software maintenance sales during 2013 is attributed to year over year decreases in sales volume of post contract support services in four of the last five quarters. The increase in software maintenance sales during 2012 was attributed to increased sales volume of post contract support services. For the year ended December 31, 2012, our overall net sales were also positively impacted by our settlement agreement with GSA which was $1.3 million less than the amount previously accrued.

We did not take any significant action with regard to pricing during the years ended December 31, 2013, 2012 and 2011.

Large orders, defined as orders with a value greater than $100,000, decreased by 3% year over year during 2013 compared to year over year growth of 67% in 2012. A significant amount of our large order growth in 2012 was the result of orders from our largest customer. During 2013, orders from this customer declined by $39 million. Excluding the impact of our largest customer, large orders grew by 22% and 23% during 2013 and 2012. Orders from our largest customer are discussed in more detail below. Large orders were 21%, 21%, and 14% of our total orders for the years ended December 31, 2013, 2012, and 2011, respectively. Larger orders are more volatile, are subject to greater discount variability and may contract at a faster pace during an economic downturn.

With respect to our largest customer, we are serving three different applications for this customer, each involving the use of LabVIEW and the NI PXI platform. Two of the applications we serve for this customer ramped up significantly for initial production in 2012, and as a result, the customer ordered far less units in 2013. The majority of orders from this customer in 2013 related to a new RF test application. During 2013, we received $37 million in new orders from our largest customer and recognized net revenue of $35 million from these orders. During 2012, we received new orders totaling $76 million from this customer, of which $68 million was recognized in revenue during 2012.

We do not typically maintain a large amount of order backlog as orders typically translate to sales quickly. As such, any weakness in orders typically has a pronounced impact on our net sales in the short term.

For the years ended December 31, 2013, 2012 and 2011, net sales in the Americas were $484 million, $455 million and $411 million, respectively, an increase of 6% in 2013 following an increase of 11% in 2012. Sales in the Americas, as a percentage of consolidated sales were 41%, 40% and 40%, respectively, over the three year period. In Europe, net sales were $318 million, $298 million and $309 million, respectively, an increase of 7% in 2013 following a decrease of 4% in 2012. Sales in Europe, as a percentage of consolidated sales were 27%, 26% and 30%, respectively, over the three year period. In East Asia, sales were $260 million, $283 million and $216 million, respectively, a decrease of 8% in 2013 following an increase of 31% in 2012. The 2013 sales trends in East Asia were adversely impacted by a decline in orders from our largest customer as discussed above, compared to the positive impact of this customer in 2012, as well as the impact of the decline of the value of the Japanese Yen. Net sales in East Asia, as a percentage of consolidated sales were 22%, 25% and 21%, respectively, over the three year period. We define East Asia to include greater China, Japan and Korea. In Emerging Markets, net sales were $111 million, $109 million and $89 million, respectively, an increase of 1.5% in 2013 following an increase of 22% in 2012. Sales in Emerging Markets, as a percentage of consolidated sales were 9%, 10% and 9%, respectively, over the three year period. We define Emerging Markets to include Southeast Asia, Africa, the Middle East, and the former Russian Republics.

We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), Europe, East Asia, and Emerging Markets are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. For the year ended December 31, 2013, in local currency terms, our consolidated net sales increased by $33 million or 3%, Americas sales increased by $30 million or 7%, European sales increased by $18 million or 6%, sales in East Asia decreased by $19 million or 7%, and sales in Emerging Markets increased by $4.7 million or 4%, compared to the year ended December 31, 2012. During this same period, the change in exchange rates had the effect of decreasing our consolidated sales by $7.3 million or 0.6%, with negligible impact in the Americas, increasing European sales by $3.9 million or 1.3%, decreasing East Asia sales by $7.2 million or 2.5%, and decreasing sales in Emerging Markets by $3.1 million or 3%.

For 2012, in local currency terms, our total sales increased by $138 million or 13%, Americas sales increased by $45 million or 11%, European sales increased by $4.6 million or 1%, sales in East Asia increased by $63 million or 29%, and sales in Emerging Markets increased by $25 million or 28%. During this same period, the change in exchange rates had the effect of decreasing our total sales by $20 million or 2%, decreasing Americas sales by $1.8 million or 0.4%, decreasing European sales by $18 million or 6%, increasing East Asia by $4.0 million or 2% and decreasing Emerging Markets sales by $4.9 million or 6%.

To help protect against changes in U.S dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue denominated in foreign currencies with average rate forward contracts. During 2013, these hedges had the effect of increasing our consolidated sales by $3.2 million. During 2012, these hedges had the effect of increasing our consolidated sales by $2.9 million. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2013 and 2012).

Gross Profit. For the years ended December 31, 2013, 2012 and 2011, gross profit was $867 million, $863 million and $783 million, respectively. As a percentage of sales, gross profit was 74%, 76% and 77% in 2013, 2012 and 2011, respectively. During 2013, our gross margin was negatively impacted by the incremental overhead related to our new manufacturing facility in Penang, Malaysia.  We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle.

In the years ended December 31, 2013 and 2012, the change in exchange rates had the effect of increasing our cost of sales by $1.5 million and decreasing our cost of sales by $1.2 million, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During the years ended December 31, 2013 and 2012, these hedges had the effect of decreasing our cost of sales by $118,000 and decreasing our cost of sales by $402,000, respectively. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2013 and 2012).

Operating Expenses. For the years ended December 31, 2013, 2012 and 2011, operating expenses were $769 million, $746 million and $670 million, respectively, an increase of 3% in 2013, following an increase of 11% in 2012. The increase in our operating expenses in 2013 was due to higher personnel related expenses of $30 million which included salaries, commissions, variable compensation and benefits. In addition, the overall increase in 2013 is attributed to higher expenses for building and equipment of $9 million. These increases were offset by a $10 million decrease in other operating expenses including travel, marketing, outside services and software development costs. Over the same period, the net impact of changes in foreign currency exchange rates decreased our operating expense by $2.2 million. In response to slowing growth in our net sales, we took steps to control our operating expenses throughout 2013 resulting in quarter over quarter sequential declines in operating expenses in three of the last four quarters.

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

We believe that our long-term growth and success depends on developing high quality software and hardware products on a timely basis. As such, we have made investments in research and development and our field sales force a priority. For the years ended December 31, 2013, 2012, and 2011, our sales and marketing expenses were $448 million, $431 million and $389 million, respectively, and research and development expenses were $235 million, $223 million and $199 million, respectively. The increase in sales and marketing expenses in 2013, was primarily driven by an increase in headcount of 139 from December 31, 2012, to December 31, 2013. As a result of our cost control efforts, sales and marketing headcount increased by only 18 from September 30, 2013, to December 31, 2013. The increase in research and development expenses for 2013 was primarily driven by an increase in headcount of 52 from December 31, 2012 to December 31, 2013. As a result of our cost control efforts, research and development headcount decreased by 25 from September 30, 2013, to December 31, 2013.

From a regional perspective, the increase in research and development expenses had a larger impact on the operating expenses of the Americas as the Americas absorbed $9 million of the overall $12 million increase in 2013 and $21 million of the overall $24 million increase in 2012.

Operating Income.  For the years ended December 31, 2013, 2012 and 2011, operating income was $99 million, $117 million and $113 million, respectively, a decrease of 16% in 2013, following an increase of 4% in 2012. As a percentage of net sales, operating income was 8%, 10% and 11%, respectively, over the three year period.  The decline in operating income in absolute dollars and as a percent of sales is attributable to the factors discussed in Net Sales, Gross Profit and Operating Expenses above. Our operating income in 2012 included the negative impact of the adjustment to the accrual related to our AWR acquisition of $6.8 million as a result of AWR’s performance exceeding our prior expectations and the positive impact of a favorable settlement from our GSA contract during the second quarter of 2012. The settlement of this matter was $1.3 million less than what we estimated in 2011.

Interest Income.    Interest income was $679,000, $716,000 and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively, a decrease of 5% in 2013, following a decrease of 46% in 2012. We continue to see low yields for high quality investment alternatives that comply with our corporate investment policy. We do not expect yields in these types of investments to increase significantly in 2014.

Net Foreign Exchange Loss.    Net foreign exchange loss was $(2.6) million, $(2.2) million, and $(2.8) million for the years ended December 31, 2013, 2012 and 2011, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During 2013, there was mixed, and at times, significant volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business which included significant strengthening of the U.S. dollar against the Japanese yen. During 2013, we also saw high volatility in the Euro and British pound against the U.S. dollar as well as a high level of volatility in the broader foreign currency exchange markets. We cannot predict the direction or degree of future volatility in these exchange rates. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange loss”. Our hedging strategy increased our foreign exchange losses by $267,000 in 2013, increased our foreign exchange losses by $2.1 million in 2012, and reduced our foreign exchange losses by $959,000 in 2011.

Provision for Income Taxes.  For the years ended December 31, 2013, 2012 and 2011, our provision for income taxes reflected an effective tax rate of 17%, 22% and 15%, respectively. The factors that caused our effective tax rates to change year-over-year are detailed in the table below:

Years ended
December 31,
Effective tax rate for 2011	15%
Decreased profits in foreign jurisdictions with reduced income tax rates	2
Change in non-deductible stock-based compensation expense as a percentage of net income	1
Change in enhanced deduction for certain research and development expenses	1
Change in intercompany profit	(1)
Nondeductible acquisition costs	2
Change in research and development tax credits	3
Other	(1)
Effective tax rate for 2012	22%

Years ended
December 31,
Effective tax rate for 2012	22%
Decreased profits in foreign jurisdictions with reduced income tax rates	7
Change in non-deductible stock-based compensation expense	(2)
Change in enhanced deduction for certain research and development expenses	2
Change in intercompany profit	(3)
Change in research and development tax credits	(7)
Other	(2)
Effective tax rate for 2013	17%

(See Note 9 – Income taxes of Notes to Consolidated Financial Statements for further discussion regarding changes in our effective tax rate and a reconciliation of income taxes at the U.S. federal statutory income tax rate of 35% to our effective tax rate).

Quarterly results of operations

The following quarterly results have been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. You should read the following tables presenting our quarterly results of operations in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. The unaudited quarterly financial data for each of the eight quarters in the two years ended December 31, 2013 are as follows:

	Three months ended
	(in thousands, except per share data)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net sales	$286,488	$296,126	$289,138	$300,806
Gross profit	216,248	212,311	213,932	224,824
Operating income	19,394	19,121	20,525	39,577
Net income	18,600	14,421	15,764	31,728
Basic earnings per share	$0.15	$0.12	$0.13	$0.25
Weighted average shares outstanding - basic	123,306	124,377	125,032	125,489
Diluted earnings per share	$0.15	$0.12	$0.13	$0.25
Weighted average shares outstanding - diluted	124,365	125,270	125,608	126,217
Dividends declared per share	$0.14	$0.14	$0.14	$0.14

	Three months ended
	(in thousands, except per share data)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net sales	$261,133	$292,259	$289,974	$300,326
Gross profit	199,785	221,408	216,480	225,745
Operating income	24,344	34,864	29,926	27,800
Net income	18,642	26,441	24,340	20,713
Basic earnings per share	$0.15	$0.22	$0.20	$0.17
Weighted average shares outstanding - basic	120,908	121,801	122,402	122,754
Diluted earnings per share	$0.15	$0.22	$0.20	$0.17
Weighted average shares outstanding - diluted	121,972	122,759	123,074	123,375
Dividends declared per share	$0.14	$0.14	$0.14	$0.14

Other operational metrics

We believe that the following additional unaudited operational metrics assist investors in assessing our operational performance relative to our others in our industry and to our historical results.

Acquisition related deferred revenue and GSA accrual adjustment excluded from revenue. For the three month periods and years ended December 31, 2013 and 2012, the excluded acquisition related deferred revenue and the reduction of revenue resulting from our GSA accrual were as follows:

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

 Charges related to stock-based compensation, amortization of acquired intangibles and acquisition related transaction costs. For the three month periods and years ended December 31, 2013 and 2012, the gross charges related to stock-based compensation as a component of cost of sales, sales and marketing, research and development, and general and administrative expenses and the total charges were as follows:

(In thousands)	Three Months Ended December 31,		Years Ended December 31,
	2013	2012	2013	2012
Stock-based compensation
Cost of sales	$439	$430	$1,658	$1,719
Sales and marketing	2,882	3,033	11,789	11,612
Research and development	2,728	2,919	11,864	10,909
General and administrative	890	908	3,624	3,556
Provision for income taxes	(3,216)	(2,193)	(9,801)	(7,579)
Total	$3,723	$5,097	$19,134	$20,217

For the three month periods and years ended December 31, 2013 and 2012, the gross charges related to the amortization of acquisition related intangibles as a component of cost of sales, sales and marketing and other income (expense), net and the total charges were as follows:

(In thousands)	Three Months Ended December 31,		Years Ended December 31,
	2013	2012	2013	2012
Amortization of acquired intangibles
Cost of sales	$2,673	$2,165	$10,718	$8,926
Sales and marketing	482	476	1,988	1,819
Research and development	405	217	2,043	217
Other income, net	185	194	751	765
Provision for income taxes	(1,231)	(964)	(5,081)	(3,717)
Total	$2,514	$2,088	$10,419	$8,010

For the three month periods and years ended December 31, 2013 and 2012, the gross charges related to acquisition related transaction costs as a component of cost of sales, sales and marketing, research and development and general and administrative expenses and the total charges were as follows:

(In thousands)	Three Months Ended December 31,		Years Ended December 31,
	2013	2012	2013	2012
Acquisition related transaction costs
Cost of sales	$21	$(56)	$28	$(24)
Sales and marketing	189	177	595	606
Research and development	410	165	1,101	360
General and administrative	80	355	326	393
Acquisition related adjustment	-	6,783	(1,316)	6,783
Provision for income taxes	(133)	(105)	(545)	(348)
Total	$567	$7,319	$189	$7,770

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments.  Cash, cash equivalents and short-term investments increased by $58 million to $393 million at December 31, 2013 from $335 million at December 31, 2012. The following table presents our working capital, cash and cash equivalents and short-term investments:

			Increase/
(In thousands)	December 31, 2013	December 31, 2012	(Decrease)

Working capital	$603,240	$522,744	$80,496
Cash and cash equivalents (1)	230,263	161,996	68,267
Short-term investments (1)	163,149	173,166	(10,017)
Total cash, cash equivalents and short-term investments	$393,412	$335,162	$58,250

(1) Included in working capital

During the year ended December 31, 2013, our working capital increased by $80 million. Overall, current assets increased by $61 million while current liabilities decreased by $20 million. The increase in our current assets was the result of a $58 million increase in cash, cash equivalents and short-term investments. The decrease in current liabilities was primarily driven by a decrease in accounts payable and accrued compensation of $13 million as well as a decrease in accrued expenses and taxes payable of $12 million. The decreases in these current liability accounts are consistent with the cost control measures we began implementing during the second quarter of 2013.

Accounts receivable decreased by $6.4 million to $181 million at December 31, 2013, from $187 million at December 31, 2012. Days sales outstanding increased to 57 days at December 31, 2013, compared to 55 days at December 31, 2012.

Inventory increased by $2.1 million to $172 million at December 31, 2013, from $170 million at December 31, 2012. As a result of this increase, inventory turns decreased to 1.8 at December 31, 2013 from 1.9 at December 31, 2012.

Prepaid expenses and other current assets increased $992,000 to $49 million December 31, 2013, from $48 million at December 31, 2012.

Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our cash and investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $17 million U.S. dollar equivalent of German government sovereign debt and $16 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. Our German government sovereign debt holdings have a maximum remaining maturity of 18 months and carry Aaa/AAA ratings. Our short-term investments do not include sovereign debt from any other countries in Europe. At December 31, 2013, we had $393 million in cash, cash equivalents and short-term investments. Approximately $69 million or 18% of these amounts were held in domestic accounts with various financial institutions and $324 million or 82% was held in accounts outside of the U.S. with various financial institutions. At December 31, 2013, we had cash and cash equivalents of $230 million of which $69 million or 30% was held in domestic accounts and $161 million or 70% was held in various accounts of our foreign subsidiaries. At December 31, 2013, we had short-term investments of $163 million which was all held in investment accounts of our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Repatriation could result in substantial additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

Cash Provided by and (Used in) in the years ended December 31, 2013 and 2012. The following table summarizes the proceeds and (uses) of cash:

(In thousands)	December 31,
	2013	2012
Cash provided by operating activities	$169,479	$132,516
Cash used by investing activities	(57,844)	(77,827)
Cash used by financing activities	(43,368)	(35,301)
Net change in cash equivalents	68,267	19,388
Cash and cash equivalents at beginning of year	161,996	142,608
Cash and cash equivalents at end of period	$230,263	$161,996

For the years ended December 31, 2013 and 2012, cash provided by operating activities was $169 million and $133 million, respectively. Year over year, we had an increase in cash provided by operating assets and liabilities of $47 million offset by a decrease in net income of $10 million.

Investing activities used cash of $58 million during the year ended December 31, 2013, as the result of capital expenditures of $48 million and capitalization of internally developed software and other intangibles of $15 million, offset by the net sale of $10 million of short-term investments. Capital expenditures during year ended December 31, 2013 included payments related to additional land use rights and the finishing stages of the construction of our Malaysian manufacturing facility as well as leasehold improvements, computers, equipment and furniture and fixtures to support operations in our Malaysian manufacturing facility as well as other parts of our business. Investing activities used cash of $78 million during the year ended December 31, 2012, as the result of acquisitions of $25 million, net of cash received, as well as the purchase of property and equipment and other intangibles of $91 million, the capitalization of internally developed software of $12 million, offset by the net sale of $50 million of short-term investments.

Financing activities used cash of $43 million during the year ended December 31, 2013, which was the result of $70 million used to pay dividends to our stockholders, $15 million used to settle deferred payments related to previous acquisitions, offset by $39 million received from the issuance of our common stock from the exercise of employee stock options and from our employee stock purchase plan. Financing activities used cash of $35 million during the year ended December 31, 2012, which was the result of $68 million used to pay dividends to our stockholders offset by $31 million received from the issuance of our common stock from the exercise of stock options and under our employee stock purchase plan as well as a tax benefit of $2.2 million.

From time to time, our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors~~.~~ We did not make any purchases under this program during the year ended December 31, 2013. At December 31, 2013, there were 3,932,245 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date.

During the year ended December 31, 2013, we received more in proceeds from the exercise of stock options compared to the year ended December 31, 2012. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control. Since 2005, it has been our practice to issue restricted stock units and not stock options to eligible employees which has reduced the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to us. There are outstanding options to purchase 287,000 shares remaining of which options for 218,000 shares have contractual expiration dates in 2014. These options have weighted average exercise prices of between $18.95 and $19.92 per share. As such, we will not generate as much cash from the exercise of stock options in 2014 as we did in 2013 and very little if any after 2014.

Contractual Cash Obligations.    The following summarizes our contractual cash obligations as of December 31, 2013:

	Payments due by period
(In thousands)	Total	2014	2015	2016	2017	2018	Beyond
Long-term debt	$-	$-	$-	$-	$-	$-	$-
Capital lease obligation	-	-	-	-	-	-	-
Operating leases	66,526	19,786	16,664	11,319	7,181	5,545	6,031
Total contractual obligations	$66,526	$19,786	$16,664	$11,319	$7,181	$5,545	$6,031

The following summarizes our other commercial commitments as of December 31, 2013:

(In thousands)	Total	2014	2015	2016	2017	2018	Beyond
Guarantees	$5,166	$5,166	$-	$-	$-	$-	$-
Purchase obligations	10,989	10,989	-	-	-	-	-
Total commercial commitments	$16,155	$16,155	$-	$-	$-	$-	$-

We have commitments under non-cancelable operating leases primarily for office facilities throughout the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. As of December 31, 2013, we had non-cancelable operating lease obligations of approximately $67 million compared to $63 million at December 31, 2012. Rent expense under operating leases was $19 million, $17 million and $16 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. As of December 31, 2013, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $11 million over the next twelve months. At December 31, 2012, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7 million.

At December 31, 2013, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $5.2 million. At December 31, 2012, we had outstanding guarantees for payment of customs, foreign grants and potential customer disputes totaling approximately $5.0 million.

Loan Agreement. On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association (the “Lender”). The Loan Agreement provides for a $50 million unsecured revolving line of credit with a scheduled maturity date of May 9, 2018 (the “Maturity Date”). Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Loan Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Loan Agreement. We may choose to borrow funds against this line of credit in future periods to have sufficient domestic cash to fund continued dividends to our stockholders, to fund potential acquisitions or other domestic general corporate purposes without the need to repatriate foreign earnings. As of December 31, 2013, we had not utilized any amount available under this line of credit and we were in compliance with all applicable covenants in the Loan Agreement.

Off-Balance Sheet Arrangements.    We do not have any debt or off-balance sheet debt. At December 31, 2013, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

Recently Issued Accounting Pronouncements

See Note 1 – Operations and Summary of Significant Accounting Policies for discussion regarding recently issued accounting pronouncements.

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

We sell test and measurement solutions that include hardware, software licenses, and related services. Our sales are generally made under standard sales arrangements with payment terms ranging from net 30 days in the U.S. to net 30 days and up to net 120 days in some international markets. We offer rights of return and standard warranties for product defects related to our products. The rights of return are generally for a period of up to 30 days after the delivery date. Our standard warranties cover periods ranging from 90 days to three years. Our standard sales arrangements do not require product acceptance from the customer.

In recent years, we have made a concentrated effort to increase our revenue through the pursuit of orders with a value greater than $1.0 million. These orders often include contract terms that vary substantially from our standard terms of sale including product acceptance requirements and product performance evaluations which create uncertainty with respect to the timing of our ability to recognize revenue from such orders. These orders may also include most-favored customer pricing, significant discounts, extended payment terms and volume rebates, all of which also may create uncertainty with respect to the amount and timing of revenue recognized from such orders.

Sales of application software licenses include post-contract support services. Other services include customer training, customer support, and extended warranties.

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. For most of our hardware and software sales, title and risk of loss transfer upon delivery. For services, we recognize revenue when the service is provided, except for extended warranties for which revenue is recognized ratably over the warranty period.

We enter into certain arrangements in which we deliver multiple products and/or services. These arrangements may include hardware, software, and services. We separate consideration in multiple-deliverable arrangements by allocating to all deliverables using the relative selling price method at the inception of an arrangement. Revenue allocated to each element is then recognized when the basic revenue recognition criteria for that element have been met. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third–party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available.

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

The preparation of financial statements requires that we make estimates and assumptions of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of our sales returns allowance. Significant judgments and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. A provision for estimated sales returns is made by reducing recorded revenue by the amount of the allowance. Accounts receivable is reported net of the allowance for sales returns. Our allowance for sales returns was $1.6 million and $2.1 million at December 31, 2013 and 2012, respectively. Material differences may result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates or if our actual results varied materially from our estimates.

•	Estimating allowances, specifically the allowance for doubtful accounts and the adjustment for excess and obsolete inventories

In addition to estimating an allowance for sales returns, we must also make estimates about the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. Our allowance for doubtful accounts was $2.8 million and $2.8 million at December 31, 2013 and 2012, respectively. We also write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based on assumptions of future demand and market conditions. Our allowance for excess and obsolete inventories was $5.5 million and $3.8 million at December 31, 2013 and 2012, respectively. Significant judgments and estimates must be made and used in connection with establishing these allowances. Material differences may result in the amount and timing of our bad debt and inventory obsolescence if we made different judgments or utilized different estimates or if actual results varied materially from our estimates.

•	Accounting for costs of computer software

We capitalize costs related to the development and acquisition of certain software products. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Technological feasibility for our products is established when the product is available for beta release. Judgment is required in determining when technological feasibility of a product is established. Amortization is computed on an individual product basis for those products available for market and has been recognized based on the product’s estimated economic life, generally three years. At each balance sheet date, the unamortized costs are reviewed by management and reduced to net realized value when necessary. As of December 31, 2013 and 2012, unamortized capitalized software development costs were $23 million and $22 million, respectively.

•	Valuation of long-lived and intangible assets

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In accordance with FASB ASC 350, Intangibles – Goodwill and Other (FASB ASC 350), goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 28, 2013. No impairment of goodwill and long-lived and intangible assets was identified during 2013 and 2012. Goodwill is deductible for tax purposes in certain jurisdictions. We have defined our operating segment based on geographic regions. We sell our products in four geographic regions. Our sales to these regions share similar economic characteristics, similar product mix, similar customers, and similar distribution methods. Accordingly, we have elected to aggregate these four geographic regions into a single operating segment. As we have one reporting segment, we allocate goodwill to one reporting unit for goodwill impairment testing. Factors considered important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;
•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•	significant negative industry or economic trends; and,
•	our market capitalization relative to net book value.

When it is determined that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate. As of December 31, 2013 and 2012, we had goodwill of approximately $147 million in each year.

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

The tax position of our Hungarian operations continues to benefit from assets created by the restructuring of our operations in Hungary in 2003. In addition, our research and development activities in Hungary continue to benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. Partial release of the valuation allowance on assets from the restructuring and the enhanced tax deduction for research expenses resulted in income tax benefits of $12 million and $17 million for the years ended December 31, 2013 and 2012, respectively.

Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $8 million and $12 million for the years ended December 31, 2013 and 2012, respectively. No country other than Hungary had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service with regard to any foreign jurisdictions.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect decreasing our consolidated sales by $7.3 million in the year ended December 31, 2013, and decreasing our consolidated sales by $20 million in the year ended December 31, 2012. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing our consolidated operating expenses by $2.2 million in the year ended December 31, 2013, and decreasing our consolidated operating expenses by $5.8 million in the year ended December 31, 2012.

During 2013, there was mixed, and at times, significant volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business which included significant strengthening of the U.S. dollar against the Japanese yen. We cannot predict to what degree or how long this volatility in the foreign currency exchange markets will continue. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

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

During 2013, our hedges had the effect of increasing our consolidated sales by $3.2 million, decreasing our cost of sales by $118,000, and decreasing our operating expenses by $87,000. During 2012, our hedges had the effect of increasing our consolidated sales by $2.9 million, decreasing our cost of sales by $402,000, and decreasing our operating expenses by $259,000. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales, cost of sales and operating expenses for the years ended December 31, 2013 and 2012).

Inventory Management

The markets for our products dictate that many of our products be shipped very quickly after an order is received. As a result, we are required to maintain significant inventories. Therefore, inventory obsolescence is a risk for us due to frequent engineering changes, shifting customer demand, the emergence of new industry standards and rapid technological advances including the introduction by us or our competitors of products embodying new technology. However, our risk of obsolescence may be mitigated as many of our products have interchangeable parts and many have long lives. While we adjust for excess and obsolete inventories and we monitor the valuation of our inventories, there can be no assurance that our valuation adjustments will be sufficient.

In recent years, we have made a concentrated effort to increase our revenue through the pursuit of orders with a value greater than $1.0 million. Fulfillment of these contracts can severely challenge our supply chain capabilities at the component acquisition, assembly and delivery stages. These contracts can also require us to develop specific product mitigation plans for product delivery constraints caused by unexpected or catastrophic situations to help assure timely production recovery and to comply with critical delivery commitments where severe contractual liabilities can be imposed on us if we fail to provide the quantity of products at the required delivery times. In order to help mitigate the risks associated with these contractual requirements, we may choose to build inventory levels for certain parts or systems. Because our contracts with such customers may allow the customer to cancel or delay orders without liability, such actions expose our business to increased risk of inventory obsolescence.

Market Risk

We are exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in foreign currency values and changes in the market value of our investments.

Cash, Cash Equivalents and Short-Term Investments

At December 31, 2013, we had $393 million in cash, cash equivalents and short-term investments of which $69 million or 18% is held in domestic accounts and $324 million or 82% is held in international accounts. We maintain cash and cash equivalents and short-term investments with various financial institutions located in many countries throughout the world. At December 31, 2013, we had cash and cash equivalents of $230 million of which $142 million or 62% was held in cash in various operating accounts throughout the world and $88 million or 38% was held in money market accounts. The most significant of our operating accounts was our domestic operating account which held approximately $15 million or 6% of our total cash and cash equivalents at a bank that carried A+/A2/AA- ratings. At December 31, 2013, we had short-term investments of $163 million, all of which was held in investment accounts of our foreign subsidiaries. Our short-term investments include $17 million U.S. dollar equivalent of German government sovereign debt and $16 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. Our German government sovereign debt holdings have a maximum remaining maturity of 18 months and carry Aaa/AAA ratings. Our short-term investments do not include sovereign debt from any other countries in Europe.

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

We account for our investments in debt and equity instruments under FASB ASC 320 Investments – Debt and Equity Securities (FASB ASC 320). Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other-than-temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments at December 31, 2013 and 2012, was $163 million and $173 million, respectively. This decrease was due to the net sale of $10 million of short-term investments.

We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income. There were not any other-than-temporary impairments recognized in other expense during the years ended December 31, 2013.

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

In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of December 31, 2013, a 100 basis point increase or decrease in interest rates across all maturities would result in approximately a $796,000 increase or decrease in the fair market value of our portfolio. As of December 31, 2012, a similar 100 basis point increase or decrease in interest rates across all maturities would result in approximately  a $844,000 increase or decrease in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is an other-than-temporary impairment. Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of December 31, 2013, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

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

Exchange Rate Risk

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. The principal currencies hedged are the Euro, Japanese yen, Malaysian ringgit, British pound and Hungarian forint. We monitor our foreign exchange exposures regularly to help ensure the overall effectiveness of our foreign currency hedge positions. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at December 31, 2013 and 2012, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $15 million and $22 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-33 hereof. Also see “Quarterly results of operations” on page 29.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the year ended December 31, 2013.

ITEM 9A.CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, which was the end of our fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization and our internal audit department.

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2013, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

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

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

ITEM 11.EXECUTIVE COMPENSATION

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

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

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents Filed with Report

1.Financial Statements.

2.Financial Statement Schedules.

All schedules are omitted because the required information is already included in our notes to our consolidated financial statements or because they are not applicable.

3.Exhibits.

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

Registrant
NATIONAL INSTRUMENTS CORPORATION
February 20, 2014	BY:	/s/ Dr. James J. Truchard
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

Signature	Capacity in Which Signed	Date

/s/ Dr. James J. Truchard	Chairman of the Board and President (Principal Executive Officer)	February 20, 2014
Dr. James J. Truchard
/s/ Alex M. Davern	EVP, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 20, 2014
Alex M. Davern

/s/ Jeffrey L. Kodosky	Director	February 20, 2014
Jeffrey L. Kodosky

/s/ Dr. Donald M. Carlton	Director	February 20, 2014
Dr. Donald M. Carlton

/s/ Charles J. Roesslein	Director	February 20, 2014
Charles J. Roesslein

/s/ Duy-Loan T. Le	Director	February 20, 2014
Duy-Loan T. Le

/s/ John K. Medica	Director	February 20, 2014
John K. Medica

/s/ John M. Berra	Director	February 20, 2014
John M. Berra

NATIONAL INSTRUMENTS CORPORATION

All schedules are omitted because the required information is already included in our notes to our consolidated financial statements or because they are not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of National Instruments Corporation:

We have audited the accompanying consolidated balance sheets of National Instruments Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Instruments Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Instruments Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

February 20, 2014

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of National Instruments Corporation:

We have audited National Instruments Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). National Instruments Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, National Instruments Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Instruments Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

February 20, 2014

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$230,263	$161,996
Short-term investments	163,149	173,166
Accounts receivable, net	180,680	187,060
Inventories, net	172,109	169,990
Prepaid expenses and other current assets	49,001	48,009
Deferred income taxes, net	33,393	27,479
Total current assets	828,595	767,700
Property and equipment, net	260,568	249,721
Goodwill	146,520	147,258
Intangible assets, net	82,310	93,913
Other long-term assets	25,558	26,177
Total assets	$1,343,551	$1,284,769
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$56,614	$65,080
Accrued compensation	25,189	29,978
Deferred revenue - current	96,117	90,714
Accrued expenses and other liabilities	17,627	34,373
Other taxes payable	29,808	24,811
Total current liabilities	225,355	244,956
Deferred income taxes	44,620	47,630
Liability for uncertain tax positions	23,572	20,920
Deferred revenue - long-term	21,389	20,446
Other long-term liabilities	5,531	11,689
Total liabilities	320,467	345,641
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $0.01; 360,000,000 and 180,000,000 shares authorized, respectively; 125,690,240 and 122,878,690 shares issued and outstanding, respectively	1,257	1,229
Additional paid-in capital	604,330	532,845
Retained earnings	414,947	404,210
Accumulated other comprehensive income	2,550	844
Total stockholders’ equity	1,023,084	939,128
Total liabilities and stockholders’ equity	$1,343,551	$1,284,769

The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the years ended December 31,
	2013	2012	2011

Net sales:
Product	$1,091,186	$1,054,849	$955,613
Software maintenance	81,372	87,494	81,667
GSA accrual	-	1,349	(13,107)
Total net sales	1,172,558	1,143,692	1,024,173

Cost of sales:
Product	299,854	274,839	235,839
Software maintenance	5,389	5,435	5,125
Total cost of sales	305,243	280,274	240,964

Gross profit	867,315	863,418	783,209

Operating expenses:
Sales and marketing	447,800	431,468	388,768
Research and development	234,796	222,994	199,071
General and administrative	87,418	85,239	82,658
Acquisition related adjustment	(1,316)	6,783	-
Total operating expenses	768,698	746,484	670,497

Operating income	98,617	116,934	112,712

Other income (expense):
Interest income	679	716	1,319
Net foreign exchange loss	(2,578)	(2,246)	(2,755)
Other income (expense), net	450	(567)	(142)
Income before income taxes	97,168	114,837	111,134
Provision for income taxes	16,655	24,700	17,062

Net income	$80,513	$90,137	$94,072

Basic earnings per share	$0.65	$0.74	$0.79

Weighted average shares outstanding - basic	124,558	121,973	119,836

Diluted earnings per share	$0.64	$0.73	$0.78

Weighted average shares outstanding - diluted	125,571	122,977	121,220

Dividends declared per share	$0.56	$0.56	$0.40

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the years ended December 31,
	2013	2012	2011

Net income	$80,513	$90,137	$94,072
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	1,332	2,231	(1,236)
Unrealized gain (loss) on securities available-for-sale	(538)	56	(1,017)
Unrealized gain (loss) on derivative instruments	1,238	3,152	(305)
Other comprehensive income (loss), before tax	2,032	5,439	(2,558)
Tax provision related to items of other comprehensive income	(326)	(1,095)	(232)
Other comprehensive income (loss), net of tax	1,706	4,344	(2,790)
Comprehensive income	$82,219	$94,481	$91,282

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2013	2012	2011
Cash flow from operating activities:
Net income	$80,513	$90,137	$94,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,974	58,686	49,897
Stock-based compensation	28,992	27,796	23,219
Tax expense (benefit) from deferred income taxes	(4,353)	1,853	(8,581)
Tax benefit from stock option plans	(2,407)	(2,198)	(5,151)
Changes in operating assets and liabilities:
Accounts receivable	6,820	(26,007)	(21,957)
Inventories	(1,563)	(36,154)	(11,817)
Prepaid expenses and other assets	(1,767)	(7,037)	(1,350)
Accounts payable	(8,604)	23,419	5,573
Deferred revenue	6,346	21,050	16,953
Taxes, accrued expenses and other liabilities	(2,472)	(19,029)	29,041
Net cash provided by operating activities	169,479	132,516	169,899

Cash flow from investing activities:
Capital expenditures	(47,796)	(89,073)	(54,830)
Capitalization of internally developed software	(14,883)	(11,721)	(12,065)
Additions to other intangibles	(5,182)	(1,890)	(5,035)
Acquisitions, net of cash received	-	(25,481)	(73,558)
Purchases of short-term investments	(70,354)	(188,098)	(257,449)
Sales and maturities of short-term investments	80,371	238,436	166,104
Net cash used in investing activities	(57,844)	(77,827)	(236,833)

Cash flow from financing activities:
Proceeds from issuance of common stock	39,319	30,902	32,905
Deferred acquisition payments	(15,318)	-	-
Dividends paid	(69,776)	(68,401)	(47,961)
Tax benefit from stock option plans	2,407	2,198	5,151
Net cash used in financing activities	(43,368)	(35,301)	(9,905)

Net change in cash and cash equivalents	68,267	19,388	(76,839)
Cash and cash equivalents at beginning of period	161,996	142,608	219,447
Cash and cash equivalents at end of period	$230,263	$161,996	$142,608
Cash paid for interest and income taxes:
Interest	$110	$68	$14
Income taxes	$10,510	$25,059	$2,393

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2010	117,904,975	$1,179	$407,713	$336,363	$(710)	$744,545
Net income	-	-	-	94,072	-	94,072
Other comprehensive loss, net of tax	-	-	-	-	(2,790)	(2,790)
Issuance of common stock under employee plans, including tax benefits	2,715,253	27	32,878	-	-	32,905
Stock-based compensation	-	-	23,106	-	-	23,106
Business acquisition	56,915	1	1,813	-	-	1,814
Dividends paid	-	-	-	(47,961)	-	(47,961)
Disqualified dispositions	-	-	6,320	-	-	6,320
Balance at December 31, 2011	120,677,143	$1,207	$471,830	$382,474	$(3,500)	$852,011
Net income	-	-	-	90,137	-	90,137
Other comprehensive income, net of tax	-	-	-	-	4,344	4,344
Issuance of common stock under employee plans, including tax benefits	2,201,547	22	30,879	-	-	30,901
Stock-based compensation	-	-	27,679	-	-	27,679
Dividends paid	-	-	-	(68,401)	-	(68,401)
Disqualified dispositions	-	-	2,457	-	-	2,457
Balance at December 31, 2012	122,878,690	$1,229	$532,845	$404,210	$844	$939,128
Net income	-	-	-	80,513	-	80,513
Other comprehensive income, net of tax	-	-	-	-	1,706	1,706
Issuance of common stock under employee plans, including tax benefits	2,811,550	28	39,291	-	-	39,319
Stock-based compensation	-	-	29,151	-	-	29,151
Dividends paid	-	-	-	(69,776)	-	(69,776)
Disqualified dispositions	-	-	3,043	-	-	3,043
Balance at December 31, 2013	125,690,240	$1,257	$604,330	$414,947	$2,550	$1,023,084

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

Short-Term Investments

We value our available-for-sale short term investments based on pricing from third party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. We classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. We believe these sources reflect the credit risk associated with each of our available for sale short term investments. Short-term investments available-for-sale consists of debt securities issued by states of the U.S. and political subdivisions of the U.S., corporate debt securities and debt securities issued by U.S. government corporations and agencies as well as debt securities issued by foreign governments. All short-term investments available-for-sale have contractual maturities of less than 35 months.

Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments in debt securities at December 31, 2013 and December 31, 2012 was $163 million and $173 million, respectively. The decrease was due to the net sale of $10 million of short-term investments. We have $17 million U.S. dollar equivalent of German government sovereign debt and $16 million U.S. dollar equivalent of corporate bonds that are denominated in Euro at December 31, 2013. Our German government sovereign debt holdings have a maximum remaining maturity of 18 months and carry Aaa/AAA ratings.

We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income. We did not identify or record any other-than-temporary impairments during 2013, 2012 and 2011.

Accounts Receivable, net

Accounts receivable are recorded net of allowances for sales returns of $1.6 million and $2.1 million at December 31, 2013 and 2012, respectively, and net of allowances for doubtful accounts of $2.8 million and $2.8 million at December 31, 2013 and 2012, respectively. A provision for estimated sales returns is made by reducing recorded revenue based on historical experience. We analyze historical returns, current economic trends and changes in customer demand of our products when evaluating the adequacy of our sales returns allowance. Our allowance for doubtful accounts is based on historical experience. We analyze historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts.

(In thousands)
Year	Description	Balance at Beginning of Period	Provisions/ (Recapture)	Write-Offs/ (Recapture)	Balance at End of Period
2011	Allowance for doubtful accounts and sales returns	$3,768	$385	$(88)	$4,241
2012	Allowance for doubtful accounts and sales returns	$4,241	$1,216	$587	$4,870
2013	Allowance for doubtful accounts and sales returns	$4,870	$(43)	$396	$4,431

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

Inventory is shown net of adjustment for excess and obsolete inventories of $5.5 million, $3.8 million and $4.2 million at December 31, 2013, 2012 and 2011, respectively.

(In thousands)
Year	Description	Balance at Beginning of Period	Provisions	Write-Offs	Balance at End of Period
2011	Adjustment for excess and obsolete inventories	$3,340	$3,554	$2,689	$4,205
2012	Adjustment for excess and obsolete inventories	$4,205	$1,824	$2,185	$3,844
2013	Adjustment for excess and obsolete inventories	$3,844	$3,488	$1,873	$5,459

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

Concentrations of credit risk

We maintain cash and cash equivalents with various financial institutions located in many countries throughout the world. At December 31, 2013, $142 million or 62% of our cash and cash equivalents was held in cash in various operating accounts with financial institutions throughout the world, and $88 million or 38% was held in money market accounts. The most significant of our operating accounts was our domestic Wells Fargo operating account which held approximately $15 million or 6% of our total cash and cash equivalents at a bank that carried A+/A2/AA- ratings at December 31, 2013. From a geographic standpoint, approximately $69 million or 30% of our cash was held in various domestic accounts with financial institutions and $161 million or 70% was held in various accounts outside of the U.S. with financial institutions. At December 31, 2013, our short-term investments consist of $17 million or 11% of foreign government bonds, $72 million or 44% of U.S. treasuries and agencies, $71 million or 43% of corporate notes, and $3 million or 2% in time deposits.

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

Concentration of credit risk with respect to trade accounts receivable is limited due to our large number of customers and their dispersion across many countries and industries. The amount of sales to any individual customer did not exceed 3%, 7%, or 4% of revenue for the years ended December 31, 2013, 2012, or 2011, respectively. The largest trade account receivable from any individual customer at December 31, 2013 was approximately $6.1 million.

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

Revenue recognition

We sell test and measurement solutions that include hardware, software licenses, and related services. Our sales are generally made under standard sales arrangements with payment terms ranging from net 30 days in the United States to net 30 days and up to net 120 days in some international markets. We offer rights of return and standard warranties for product defects related to our products. The rights of return are generally for a period of up to 30 days after the delivery date. Our standard warranties cover periods ranging from 90 days to three years. Our standard sales arrangements do not require product acceptance from the customer.

In recent years, we have made a concentrated effort to increase our revenue through the pursuit of orders with a value greater than $1.0 million. These orders often include contract terms that vary substantially from our standard terms of sale including product acceptance requirements and product performance evaluations which create uncertainty with respect to the timing of our ability to recognize revenue from such orders. These orders may also include most-favored customer pricing, significant discounts, extended payment terms and volume rebates, all of which may create uncertainty with respect to the amount and timing of revenue recognized from such orders.

Sales of application software licenses include post-contract support services. Other services include customer training, customer support, and extended warranties.

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. For most of our hardware and software sales, title and risk of loss transfer upon delivery. For services we recognize revenue when the service is provided, except for extended warranties for which revenue is recognized ratably over the warranty period.

We enter into certain arrangements in which we deliver multiple products and/or services. These arrangements may include hardware, software, and services. We separate consideration in multiple-deliverable arrangements by allocating to all deliverables using the relative selling price method at the inception of an arrangement.  Revenue allocated to each element is then recognized when the basic revenue recognition criteria for that element have been met. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third–party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available.

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

Shipping and handling costs

Our shipping and handling costs charged to customers are included in net sales, and the associated expense is recorded in cost of sales.

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

The warranty reserve for the years ended December 31, 2013, 2012 and 2011 was as follows:

(In thousands)
	2013	2012	2011
Balance at the beginning of the period	$1,435	$1,271	$921
Accruals for warranties issued during the period	3,737	2,270	2,954
Settlements made (in cash or in kind) during the period	(3,408)	(2,106)	(2,604)
Balance at the end of the period	$1,764	$1,435	$1,271

Loss contingencies

We accrue for probable losses from contingencies including legal defense costs, on an undiscounted basis,  when such costs are considered probable of being incurred and are reasonably estimable. We periodically evaluate available information, both internal and external, relative to such contingencies and adjust this accrual as necessary.

Advertising expense

We expense costs of advertising as incurred. Advertising expense for the years ended December 31, 2013, 2012 and 2011 was $13.7 million,  $14.4 million and $14.7 million, respectively.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Years ended December 31,
(In thousands)	2013	2012	2011
Weighted average shares outstanding-basic	124,558	121,973	119,836
Plus: Common share equivalents
Stock options, restricted stock units	1,013	1,004	1,384
Weighted average shares outstanding-diluted	125,571	122,977	121,220

Stock awards to acquire 43,640 shares, 986,503 shares, and 477,019 shares for the years ended December 31, 2013, 2012, and 2011 were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.

On January 21, 2011, our Board of Directors declared a 3 for 2 stock split which was effected as a stock dividend, and paid on February 21, 2011, to stockholders of record on February 4, 2011. All per share data and numbers of common shares, where appropriate, have been retroactively adjusted to reflect the stock split.

Stock-based compensation

We account for stock-based compensation plans, which are more fully described in Note 11 – Authorized shares of common and preferred stock and stock-based compensation plans, using a fair-value method and recognize the expense in our Consolidated Statement of Income.

Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation and unrealized gains and losses on forward and option contracts and securities available-for-sale. Comprehensive income for 2013, 2012 and 2011 was $82.2 million, $94.5 million and $91.3 million, respectively.

Recently Issued Accounting Pronouncements

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

Note 2 – Cash, cash equivalents and short-term investments

The following tables summarize unrealized gains and losses related to our cash, cash equivalents, and short-term investments designated as available-for-sale:

(In thousands)	As of December 31, 2013
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$142,058	$-	$-	$-	$142,058
Money Market Accounts	88,205	-	-	-	88,205
Municipal bonds	-	-	-	-	-
Corporate bonds	71,964	16	(146)	(1,218)	70,616
U.S. treasuries and agencies	72,459	26	-	-	72,485
Foreign government bonds	18,409	-	(7)	(1,266)	17,136
Time deposits	2,912	-	-	-	2,912
Cash, cash equivalents, and short-term investments	$396,007	$42	$(153)	$(2,484)	$393,412

(In thousands)	As of December 31, 2012
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$141,340	$-	$-	$-	$141,340
Money Market Accounts	20,656	-	-	-	20,656
Municipal bonds	1,465	1	-	-	1,466
Corporate bonds	8,708	-	(20)	(910)	7,778
U.S. treasuries and agencies	135,953	-	(28)	-	135,925
Foreign government bonds	27,947	57	-	(2,919)	25,085
Time deposits	2,912	-	-	-	2,912
Cash, cash equivalents, and short-term investments	$338,981	$58	$(48)	$(3,829)	$335,162

The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale:

(In thousands)	As of December 31, 2013
	Adjusted Cost	Fair Value
Due in less than 1 year	$93,472	$92,256
Due in 1 to 5 years	72,272	70,893
Total available-for-sale debt securities	$165,744	$163,149

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$8,537	$7,956
U.S. treasuries and agencies	72,459	72,485
Foreign government bonds	9,564	8,903
Time deposits	2,912	2,912
Total available-for-sale debt securities	$93,472	$92,256

Due in 1 to 5 years	Adjusted Cost	Fair Value
Corporate bonds	63,427	62,660
U.S. treasuries and agencies	-	-
Foreign government bonds	8,845	8,233
Total available-for-sale debt securities	$72,272	$70,893

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Inputs that are not based on observable market data

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$88,205	$88,205	$-	$-
Short-term investments available for sale:
Municipal bonds	-	-	-	-
Corporate bonds	70,616	-	70,616	-
U.S. treasuries and agencies	72,485	-	72,485	-
Foreign government bonds	17,136	-	17,136	-
Time deposits	2,912	2,912	-	-
Derivatives	6,908	-	6,908	-
Total Assets	$258,262	$91,117	$167,145	$-

Liabilities
Derivatives	$(4,742)	$-	$(4,742)	$-
Total Liabilities	$(4,742)	$-	$(4,742)	$-

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$20,656	$20,656	$-	$-
Short-term investments available for sale:
Municipal bonds	1,466	-	1,466	-
Corporate bonds	7,778	-	7,778	-
U.S. treasuries and agencies	135,925	-	135,925	-
Foreign government bonds	25,085	-	25,085	-
Time deposits	2,912	2,912	-	-
Derivatives	4,246	-	4,246	-
Total Assets	$198,068	$23,568	$174,500	$-

Liabilities
Derivatives	$(2,804)	$-	$(2,804)	$-
Total Liabilities	$(2,804)	$-	$(2,804)	$-

We value our available-for-sale short-term investments based on pricing from third party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. We classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. We believe all of these sources reflect the credit risk associated with each of our available-for-sale short-term investments. Short-term investments available-for-sale consists of debt securities issued by states of the U.S. and political subdivisions of the U.S., corporate debt securities and debt securities issued by U.S. government organizations and agencies as well as debt securities issued by foreign governments. All short-term investments available-for-sale have contractual maturities of less than 35 months.

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of similar instruments. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the year ended December 31, 2013. There were not any transfers in or out of Level 1 or Level 2 in the year ended December 31, 2013.

Our foreign government bonds consist of German government sovereign debt denominated in Euro with maximum remaining maturities of 18 months. Our short-term investments do not involve sovereign debt from any other country in Europe.

We did not have any items that were measured at fair value on a nonrecurring basis at December 31, 2013 and December 31, 2012.

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

We have operations in over 50 countries. Sales outside of the Americas accounted for approximately 59%, 60%, and 60% of our revenues during the years ended December 31, 201, 2012 and 2011, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

Cash flow hedges

  To help protect against the reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales over the next one to three years, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue and forecasted expenses denominated in foreign currencies with forward and purchased option contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. For option contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the option contracts net of the premium paid designated as hedges. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money”. We purchase foreign currency forward and option contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, Malaysian ringgit, British pound and Hungarian forint) and limit the duration of these contracts to 40 months or less.

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

We held forward contracts with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of December 31, 2013	As of December 31, 2012
Euro	$75,886	$84,770
Japanese yen	23,284	42,209
Hungarian forint	21,159	36,005
British pound	14,869	-
Malaysian ringgit	4,426	-
Total forward contracts notional amount	$139,624	$162,984

The contracts in the foregoing table had contractual maturities of 36 months or less at December 31, 2013 and December 31, 2012.

At December 31, 2013, we expect to reclassify $157,000 of gains on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $910,000 of gains on derivative instruments from accumulated OCI to cost of sales when the cost of sales are incurred and $409,000 of gains on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at December 31, 2013. Actual results may vary as a result of changes in the corresponding exchange rates subsequent to this date.

We did not record any ineffectiveness from our hedges during the years ended December 31, 2013 and 2012.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 120 days. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange loss”. As of December 31, 2013 and December 31, 2012, we held foreign currency forward contracts with a notional amount of $70 million and  $69 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets and the effect of derivative instruments on our Consolidated Statements of Income.

Fair Values of Derivative Instruments:

	Asset Derivatives
	December 31, 2013		December 31, 2012
(In thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$4,825	Prepaid expenses and other current assets	$2,956

Foreign exchange contracts - LT forwards	Other long-term assets	1,719	Other long-term assets	1,046
Total derivatives designated as hedging instruments		$6,544		$4,002

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$364	Prepaid expenses and other current assets	$244
Total derivatives not designated as hedging instruments		$364		$244

Total derivatives		$6,908		$4,246

	Liability Derivatives
	December 31, 2013		December 31, 2012
(In thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(3,350)	Accrued expenses and other liabilities	$(1,292)

Foreign exchange contracts - LT forwards	Other long-term liabilities	-	Other long-term liabilities	(798)
Total derivatives designated as hedging instruments		$(3,350)		$(2,090)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(1,392)	Accrued expenses and other liabilities	$(714)
Total derivatives not designated as hedging instruments		$(1,392)		$(714)

Total derivatives		$(4,742)		$(2,804)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the years ended December 31, 2013 and 2012, respectively:

December 31, 2013
(In thousands)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(178)	Net sales	$3,173	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	985	Cost of sales	118	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	431	Operating expenses	87	Net foreign exchange gain (loss)	-
Total	$1,238		$3,378		$-

December 31, 2012
(In thousands)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$30	Net sales	$2,852	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	2,036	Cost of sales	402	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	1,086	Operating expenses	259	Net foreign exchange gain (loss)	-
Total	$3,152		$3,513		$-

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		December 31, 2013	December 31, 2012
Foreign exchange contracts - forwards	Net foreign exchange (loss)/gain	$(267)	$(2,076)

Total		$(267)	$(2,076)

Gains or losses recognized in OCI on the effective portion of our derivatives are reported net of gains or losses reclassified from accumulated OCI into income.

Note 5 – Inventories

Inventories, net consist of the following:

(In thousands)	December 31, 2013	December 31, 2012

Raw materials	$81,574	$78,244
Work-in-process	4,958	8,566
Finished goods	85,577	83,180
	$172,109	$169,990

Note 6 – Property and equipment

Property and equipment at December 31, 2013 and December 31, 2012, consist of the following:

	December 31,	December 31,
(In thousands)	2013	2012

Land	$32,959	$27,751
Buildings	206,674	203,879
Furniture and equipment	272,795	240,413
	512,428	472,043
Accumulated depreciation	(251,860)	(222,322)
	$260,568	$249,721

Depreciation expense for the years ended December 31, 2013, 2012 and 2011, was $36 million, $31 million and $25 million, respectively.

Note 7 – Intangible assets

Intangible assets at December 31, 2013 and December 31, 2012 are as follows:

(In thousands)	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$48,947	$(25,706)	$23,241	$45,064	$(23,450)	$21,614
Acquired technology	89,446	(54,253)	35,193	89,876	(42,562)	47,314
Patents	26,070	(11,045)	15,025	24,046	(9,398)	14,648
Other	28,517	(19,666)	8,851	27,421	(17,084)	10,337
	$192,980	$(110,670)	$82,310	$186,407	$(92,494)	$93,913

Software development costs capitalized during 2013, 2012, and 2011 were $15.6 million, $12.2 million, and $12.6 million, respectively, and related amortization expense was $14.0 million, $14.1 million, and $13.4 million, respectively. Capitalized software development costs for the years ended December 31, 2013, 2012, and 2011 included costs related to stock based compensation of $742,000, $519,000 and $539,000, respectively. The related amounts in the table above are net of fully amortized assets.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Acquired technology and other intangible assets are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally 10 to 17 years. Total intangible assets amortization expenses were $32 million, $28 million, and $25 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Capitalized software development costs, acquired technology, patents and other had weighted-average useful lives of 1.8 years, 2.1 years, 4.0 years, and 2.3 years, respectively, as of December 31, 2013. The estimated future amortization expense related to intangible assets as of December 31, 2013 was as follows:

Amount
(In thousands)
2014	$32,972
2015	23,050
2016	12,580
2017	5,521
2018	785
Thereafter	7,402
$82,310

The overall increase in our acquired technology and other intangible assets can be attributed to our acquisitions in 2012. See Note 17 – Acquisitions of Notes to Consolidated Financial Statements for additional discussion related to these acquisitions.

 Note 8 – Goodwill

The carrying amounts of goodwill for 2012 and 2013 are as follows:

Amount
(In thousands)
Balance as of December 31, 2011	$130,747
Purchase price adjustments	(1,623)
Acquisitions	17,987
Foreign currency translation impact	147
Balance as of December 31, 2012	$147,258
Purchase price adjustments	(1,463)
Foreign currency translation impact	725
Balance as of December 31, 2013	$146,520

The excess purchase price over the fair value of assets acquired is recorded as goodwill. During 2013, we adjusted the purchase price for one of our 2012 acquisitions, which resulted in the reduction of goodwill by $1.5 million. As we have one operating segment, we allocate goodwill to one reporting unit for goodwill impairment testing. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 28, 2013. No impairment of goodwill was identified during 2013 and 2012. Goodwill is deductible for tax purposes in certain jurisdictions.

See Note 17 – Acquisitions of Notes to Consolidated Financial Statements for additional discussion related to acquisitions in 2011 and 2012.

Note 9 – Income taxes

The components of income before income taxes are as follows:

(In thousands)	Years Ended December 31,
	2013	2012	2011
Domestic	$41,315	$24,100	$6,488
Foreign	55,853	90,737	104,646
	$97,168	$114,837	$111,134

The provision for income taxes charged to operations is as follows:

(In thousands)	Years Ended December 31,
	2013	2012	2011
Current tax expense:
U.S. federal	$27,161	$24,538	$19,381
State	813	1,217	1,180
Foreign	4,917	10,544	8,568
Total current	$32,891	$36,299	$29,129
Deferred tax expense (benefit):
U.S. federal	$(15,401)	$(10,305)	$(12,790)
State	(473)	53	(234)
Foreign	(362)	(1,347)	957
Total deferred	$(16,236)	$(11,599)	$(12,067)
Change in valuation allowance	-	-	-
Total provision	$16,655	$24,700	$17,062

Deferred tax liabilities (assets) at December 31, 2013 and 2012 as follows:

(In thousands)	December 31,
	2013	2012
Capitalized software	$7,748	$7,432
Depreciation and amortization	15,550	15,404
Intangible assets	18,843	9,920
Unrealized gain on derivative instruments	898	709
Undistributed earnings of foreign subsidiaries	8,565	8,437
Gross deferred tax liabilties	51,604	41,902
Operating loss carryforwards	(108,297)	(86,285)
Vacation and other accruals	(5,147)	(5,895)
Inventory valuation and warranty provisions	(12,813)	(11,773)
Doubtful accounts and sales provisions	(1,101)	(1,229)
Unrealized exchange loss	(2,192)	(1,664)
Deferred revenue	(7,809)	(3,987)
Accrued rent expenses	(453)	(219)
10% minority stock investment	(908)	(932)
Stock-based compensation	(6,069)	(5,471)
Research and development tax credit carryforward	(2,758)	(2,421)
Foreign tax credit carryforward	(4)	-
Other	(444)	(561)
Gross deferred tax assets	(147,995)	(120,437)
Valuation allowance	103,778	91,649
Net deferred tax liability	$7,387	$13,114

A reconciliation of income taxes at the U.S. federal statutory income tax rate to our effective tax rate follows:

	Years Ended December 31,
	2013	2012	2011
U.S. federal statutory rate	35%	35%	35%
Foreign taxes greater (less) than federal statutory rate	2	(5)	(7)
Research and development tax credits	(7)	-	(3)
Enhanced deduction for certain research and development expenses	(13)	(15)	(16)
State income taxes, net of federal tax benefit	1	1	1
Employee share-based compensation	-	2	1
Intercompany profit	(2)	2	3
Nondeductible acquisition costs	-	2	-
Domestic production activities deduction	(1)	-	-
Other	2	-	1
Effective tax rate	17%	22%	15%

As of December 31, 2013,  we had a federal net operating loss carryforward of $4.3 million which expires during the years 2030 to 2032, and federal tax credit carryforwards of $2.8 million which expire during the years 2019 to 2030. These carryforwards are subject to limitations following a change in ownership.

As of December 31, 2013, 15 of our subsidiaries had available, for income tax purposes, foreign net operating loss carryforwards of an aggregate of approximately $571 million, of which $2.7 million expires during the years 2018 to 2023 and $568 million of which may be carried forward indefinitely. Our tax valuation allowance relates primarily to our ability to realize certain of these foreign net operating loss carryforwards.

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

Effective January 1, 2010, a new tax law in Hungary provided for an enhanced deduction for the qualified research and development expenses of NI Hungary Software and Hardware Manufacturing Kft. (“NI Hungary”). During the three months ended December 31, 2009, we obtained confirmation of the application of this new tax law for the qualified research and development expenses of NI Hungary. Based on the application of this new tax law to the qualified research and development expense of NI Hungary, we no longer expect to have sufficient future taxable income in Hungary to realize the benefits of these tax assets. As such, we recorded an income tax charge of $21.6 million during the three months ended December 31, 2009, $18.4 million of which was related to a valuation allowance on the previously recognized assets created by the restructuring and $3.2 million of which was related to tax benefits from other assets that we will no longer be able to realize as a result of this change. We do not expect to realize the tax benefit of the remaining assets created by the restructuring and therefore we had a full valuation allowance against those assets at December 31, 2013.

We have not provided for U.S. federal income and foreign withholding taxes on approximately $558 million of certain non-U.S. subsidiaries’ undistributed earnings as of December 31, 2013. These earnings would become subject to taxes of approximately $185 million, if they were actually or deemed to be remitted to the parent company as dividends or if we should sell our stock in these subsidiaries. We intend to permanently reinvest the undistributed earnings.

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

(In thousands)	2013	2012
Balance at beginning of period	$20,920	$19,494
Additions based on tax positions related to the current year	3,290	3,150
Additions for tax positions of prior years	337	1,764
Reductions as a result of settlement with taxing authorities	(975)	(285)
Reductions as a result the lapse of the applicable statute of limitations	-	(2,256)
Reduction for tax positions of prior years	-	(947)
Balance at end of period	$23,572	$20,920

All of our unrecognized tax benefits at December 31, 2013 would affect our effective income tax rate if recognized.

We recognize interest and penalties related to income tax matters in income tax expense. During the years ended December 31, 2013 and 2012, we recognized interest expense related to uncertain tax positions of approximately $337,000 and $782,000, respectively.

The tax years 2006 through 2012 remain open to examination by the major taxing jurisdictions to which we are subject.  The Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax returns for 2010 and 2011 in the second quarter of 2013.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2027. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. As our Malaysia manufacturing operation is still in a start-up phase, the tax holiday did not result in any income tax benefit for the year ended December 31, 2013.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward and option contracts and securities classified as available-for-sale. The accumulated other comprehensive income, net of tax, for the years ended December 31, 2013 and 2012, consisted of the following:

	December 31, 2013
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income
Balance as of December 31, 2012	$208	$(620)	$1,256	$844
Current-period other comprehensive income	1,332	(538)	4,616	5,410
Reclassified from accumulated OCI into income	-	-	(3,378)	(3,378)
Income tax expense	(229)	92	(189)	(326)
Balance as of December 31, 2013	$1,311	$(1,066)	$2,305	$2,550

	December 31, 2012
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income
Balance as of December 31, 2011	$(1,543)	$(664)	$(1,293)	$(3,500)
Current-period other comprehensive income	2,231	56	6,665	8,952
Reclassified from accumulated OCI into income	-	-	(3,513)	(3,513)
Income tax expense	(480)	(12)	(603)	(1,095)
Balance as of December 31, 2012	$208	$(620)	$1,256	$844

Note 11 – Authorized shares of common and preferred stock and stock-based compensation plans

Authorized shares of common and preferred stock

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

Awards under the plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares under the options vests over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and revenue growth but shares cannot accelerate to vest over a period of less than five years. Stock options must be exercised within ten years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the years ended December 31, 2013, we did not make any changes in accounting principles or methods of estimates related to the 1994 Plan.

Transactions under all stock option plans are summarized as follows:

	Number of shares under option	Weighted average exercise price
Outstanding at December 31, 2010	2,334,448	$17.15
Exercised	(932,895)	$15.94
Canceled	(84,337)	$16.23
Granted	-	$-
Outstanding at December 31, 2011	1,317,216	$18.07
Exercised	(237,146)	$16.59
Canceled	(26,945)	$17.07
Granted	-	$-
Outstanding at December 31, 2012	1,053,125	$18.44
Exercised	(713,737)	$18.36
Canceled	(51,980)	$18.47
Granted	-	$-
Outstanding at December 31, 2013	287,408	$18.62

Options exercisable at December 31:
2011	1,270,775	$18.06
2012	1,034,559	$18.44
2013	275,643	$18.56

The aggregate intrinsic value of stock options at exercise, represented in the table above, was $8.3 million, $2.4 million and $13.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $11,000 as of December 31, 2013, related to approximately 11,765 shares with a per share weighted average fair value of $13.81. We anticipate this expense to be recognized over a weighted average period of approximately 0.56 years.

	Outstanding and Exercisable by Price Range as of December 31, 2013
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding as of 12/31/2013	Weighted average remaining contractual life	Weighted average exercise price	Number exerciseable as of 12/31/2013	Weighted average exercise price
$14.63 - 15.09	69,180	1.29	$15.08	69,167	$15.08
$17.01 - 19.51	39,863	0.80	$18.95	39,863	$18.95
$19.90 - 21.65	178,365	0.23	$19.91	166,613	$19.92
$14.63 - 21.65	287,408	0.56	$18.62	275,643	$18.56

The weighted average remaining contractual life of options exercisable as of December 31, 2013 was 0.58 years. The aggregate intrinsic value of options outstanding as of December 31, 2013 was $3.9 million. The aggregate intrinsic value of options currently exercisable as of December 31, 2013 was $3.7 million. No options were granted in the years ended December 31, 2013, 2012 and 2011.

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

Our stockholders approved our 2010 Incentive Plan (the “2010 Plan”) on May 11, 2010. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 3,362,304 shares of common stock that were reserved but not issued under the 1994 Plan and the 2005 Plan as of May 11, 2010, and any shares that are returned to the 1994 Plan and the 2005 Plan as a result of forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2010 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three,  five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. There were 3,318,042 shares available for grant under the 2010 Plan at December 31, 2013.

We estimate potential forfeitures of RSUs and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the year ended December 31, 2013, we did not make any changes in accounting principles or methods of estimates related to the 2010 Plan.

Transactions under our 2005 Plan and 2010 Plan are summarized as follows:

	RSUs
	Number of RSUs	Weighted average grant price
Outstanding at December 31, 2010	2,996,297	$17.97
Granted	1,370,666	$30.14
Earned	(860,598)	$18.20
Canceled	(84,843)	$20.85
Outstanding at December 31, 2011	3,421,522	$22.75
Granted	1,311,105	$26.81
Earned	(841,918)	$20.41
Canceled	(85,435)	$24.66
Outstanding at December 31, 2012	3,805,274	$24.62
Granted	764,315	$29.50
Earned	(906,214)	$22.25
Canceled	(156,813)	$25.99
Outstanding at December 31, 2013	3,506,562	$26.23

Total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $89.4 million as of December 31, 2013, related to 3,506,562 shares with a per share weighted average fair value of $26.23. We anticipate this expense to be recognized over a weighted average period of approximately 5.43 years.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. On May 10, 2011, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan, and at December 31, 2013, we had 1,380,751 shares of common stock reserved for future issuance under this plan. We issued 1,191,599 shares under this plan in the year ended December 31, 2013. The weighted average purchase price of the employees’ purchase rights was $22.48 per share and was estimated using the Black-Scholes model with the following assumptions:

	2013	2012	2011
Dividend expense yield	0.5%	0.5%	0.4%
Expected life	3 months	3 months	3 months
Expected volatility	25%	40%	44%
Risk-free interest rate	0.1%	0.1%	0.1%

During the year ended December 31, 2013, we did not make any changes in accounting principles or methods of estimates with respect to the employee stock purchase plan.

Weighted average, grant date fair value of purchase rights granted under the Employee Stock Purchase Plan are as follows:

	Number of Shares	Weighted average fair value
2011	940,703	$6.56
2012	1,122,483	$5.93
2013	1,191,599	$5.64

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

There were not any shares of preferred stock issued and outstanding at December 31, 2013 and December 31, 2012.

Stock repurchases and retirements

       From time to time, our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors~~.~~ We did not make any purchases under this program during the year ended December 31, 2013. At December 31, 2013, there were 3,932,245 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date.

Note 12 – Employee retirement plan

We have a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code. Substantially all domestic employees with at least 30 days of continuous service are eligible to participate and may contribute up to 15% of their compensation. The Board of Directors has elected to make matching contributions equal to 50% of employee contributions, which may be applied to a maximum of 6% of each participant’s compensation. Employees are eligible for matching contributions after one year of continuous service. Company contributions vest immediately. Our policy prohibits participants from direct investment in shares of our common stock within the plan. Company contributions charged to expense were $5.8 million,  $5.3 million and $4.7 million in 2013, 2012 and 2011, respectively.

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

Total net sales, operating income, interest income and long-lived assets, classified by the major geographic areas in which we operate, are as follows:

(In thousands)	Years ended December 31,
	2013	2012	2011
Net sales:
Americas	$483,604	$454,616	$411,006
Europe	318,179	297,572	308,619
East Asia	260,100	282,512	215,500
Emerging Markets	110,675	108,992	89,048
	$1,172,558	$1,143,692	$1,024,173

	Years ended December 31,
	2013	2012	2011
Operating income:
Americas	$56,054	$41,266	$55,140
Europe	132,768	135,600	142,533
East Asia	106,586	125,879	85,005
Emerging Markets	38,005	37,183	29,105
Unallocated:
Research and development expenses	(234,796)	(222,994)	(199,071)
	$98,617	$116,934	$112,712

	Years ended December 31,
	2013	2012	2011
Interest income:
Americas	$51	$177	$408
Europe	536	432	771
East Asia	28	23	23
Emerging Markets	64	84	117
	$679	$716	$1,319

		December 31,
		2013	2012
Property and equipment, net:
Americas		$120,829	$120,329
Europe		51,038	48,465
East Asia		4,162	3,428
Emerging Markets		84,539	77,499
		$260,568	$249,721

Total sales outside the U.S. for 2013, 2012, and 2011 were $726 million, $722 million, and $646 million, respectively.

Note 14 - Debt

On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association (the “Lender”). The Loan Agreement provides for a $50 million unsecured revolving line of credit with a scheduled maturity date of May 9, 2018 (the “Maturity Date”). Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Loan Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Loan Agreement. As of December 31, 2013, we had $50 million available for borrowings under this revolving line of credit.

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

The Loan Agreement contains customary events of default including, among other things, payment defaults, breaches of covenants or representations and warranties, cross-defaults with certain other indebtedness, bankruptcy and insolvency events, judgment defaults and change in our control, subject to grace periods in certain instances. Upon an event of default, the lender may declare all or a portion of the outstanding obligations payable by us to be immediately due and payable and exercise other rights and remedies provided for under the Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Loan Agreement at a per annum rate of interest equal to 2.00% above the otherwise applicable interest rate. As of December 31, 2013, we were in compliance with all covenants in the Loan Agreement.

Note 15 – Commitments and Contingencies

We have commitments under non-cancelable operating leases primarily for office facilities throughout the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Future minimum lease payments as of December 31, 2013, for each of the next five years are as follows:

Amount
(In thousands)
2014	$19,786
2015	16,664
2016	11,319
2017	7,181
2018	5,545
Thereafter	6,031
$66,526

Rent expense under operating leases was approximately $19 million, $17 million and $16 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $11 million over the next twelve months.

As of December 31, 2013, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $5.2 million, which are generally payable over the next twelve months.

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

Note 17 - Acquisitions

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

The allocation of the purchase price was determined using the fair value of assets and liabilities acquired as of the respective closing dates. Our consolidated financial statements include the operating results from the dates of acquisition. Pro-forma results of operations have not been presented because the effects of those operations were not material. The finalization of our purchase price allocation during the fourth quarter of 2013 resulted in a net increase in tangible assets of $1.5 million, a decrease in intangible assets of $1,000, and a decrease in goodwill of approximately $1.5 million. The following table summarizes the allocation of the purchase price of these acquisitions resulting from all adjustments as of December 31, 2013:

Amount
(In thousands)
Net tangible assets acquired	$9,563
Amortizable intangible assets	24,136
Deferred tax liability	(7,899)
Goodwill	16,524
Total	$42,324

Goodwill is not deductible for tax purposes. Amortizable intangible assets have useful lives of 4 months to 5 years from the date of acquisition. These assets are not deductible for tax purposes for two of the three acquisitions.

AWR Corporation

On June 30, 2011, we acquired all of the outstanding shares of AWR Corporation (AWR), a privately held company that is a leading supplier of electronic design automation software for designing radio frequency and high-frequency components and systems for the semiconductor, aerospace and defense, communications and test equipment industries. The acquisition is expected to improve customer productivity through increased interoperability between upfront design and validation and production test functions. The purchase price of the acquisition was $66 million consisting of $54 million in cash and a three-year earn-out arrangement. We funded the purchase price from existing cash balances. The range of potential undiscounted payments that we could be required to make under the earn-out arrangement is between $0 and $29 million and are payable if AWR achieves certain revenue and operating income targets. The fair value of the earn-out arrangement was estimated at $12 million using the income approach, the key assumptions which included probability-weighted revenue and operating expense growth projections. In July 2012, the Company paid the amount due to the former AWR shareholders based on the first earn-out year performance of AWR. The amount paid was $3.3 million, and it is being recorded as a reduction of the earn-out liability. We re-measure the fair value of the earn-out liability each quarter. In the fourth quarter of 2012, we increased the acquisition earn out accrual by $6.8 million as AWR’s performance exceeded our prior expectations, and in the first quarter of 2013, we subsequently decreased this accrual by $1.3 million. In the third quarter of 2013, we made the second payment to AWR of $14 million. At December 31, 2013, the remaining earn-out accrual was valued at zero.

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

Note 18 – Subsequent events

We have evaluated subsequent events through the date the financial statements were issued.

On January 30, 2014, our Board of Directors declared a quarterly cash dividend of $0.15 per common share, payable March 10, 2014, to stockholders of record on February 18, 2014.