Form 10-Q
period 2014-03-31
NATIONAL INSTRUMENTS CORP /DE/
filed 2014-05-01
CIK 935494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2014 or

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

Large accelerated filer ☒Accelerated filer ☐Non-accelerated filer ☐Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2014
Common Stock - $0.01 par value	126,132,512

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.Financial Statements

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2014	2013
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$240,701	$230,263
Short-term investments	169,409	163,149
Accounts receivable, net	181,545	180,680
Inventories, net	170,257	172,109
Prepaid expenses and other current assets	51,723	49,001
Deferred income taxes, net	35,324	33,393
Total current assets	848,959	828,595
Property and equipment, net	262,518	260,568
Goodwill	146,544	146,520
Intangible assets, net	83,484	82,310
Other long-term assets	24,173	25,558
Total assets	$1,365,678	$1,343,551
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$62,827	$56,614
Accrued compensation	21,817	25,189
Deferred revenue - current	102,155	96,117
Accrued expenses and other liabilities	16,567	17,627
Other taxes payable	29,752	29,808
Total current liabilities	233,118	225,355
Deferred income taxes	43,294	44,620
Liability for uncertain tax positions	24,145	23,572
Deferred revenue - long-term	21,261	21,389
Other long-term liabilities	6,119	5,531
Total liabilities	327,937	320,467
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $0.01; 360,000,000 shares authorized; 126,132,383 and 125,690,240 shares issued and outstanding, respectively	1,261	1,257
Additional paid-in capital	621,211	604,330
Retained earnings	414,765	414,947
Accumulated other comprehensive income	504	2,550
Total stockholders’ equity	1,037,741	1,023,084
Total liabilities and stockholders’ equity	$1,365,678	$1,343,551

The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net sales:
Product	$262,264	$265,418
Software maintenance	22,410	21,070
Total net sales	284,674	286,488

Cost of sales:
Product	69,621	68,626
Software maintenance	1,581	1,614
Total cost of sales	71,202	70,240

Gross profit	213,472	216,248

Operating expenses:
Sales and marketing	111,916	114,070
Research and development	55,259	61,256
General and administrative	22,473	22,844
Acquisition related adjustment	-	(1,316)
Total operating expenses	189,648	196,854

Operating income	23,824	19,394

Other income:
Interest income	197	185
Net foreign exchange gain (loss)	50	(1,462)
Other income (loss), net	88	24
Income before income taxes	24,159	18,141
Provision for income taxes	5,436	(459)

Net income	$18,723	$18,600

Basic earnings per share	$0.15	$0.15

Weighted average shares outstanding - basic	125,973	123,306

Diluted earnings per share	$0.15	$0.15

Weighted average shares outstanding - diluted	126,725	124,365

Dividends declared per share	$0.15	$0.14

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net income	$18,723	$18,600
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	(1,139)	(2,924)
Unrealized gain (loss) on securities available-for-sale	192	(442)
Unrealized (loss) gain on derivative instruments	(1,873)	2,078
Other comprehensive loss, before tax	(2,820)	(1,288)
Tax (benefit) expense related to items of other comprehensive income	(774)	1,162
Other comprehensive loss, net of tax	(2,046)	(2,450)
Comprehensive income	$16,677	$16,150

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flow from operating activities:
Net income	$18,723	$18,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,994	16,829
Stock-based compensation	6,553	7,134
Tax benefit from deferred income taxes	(3,198)	(1,902)
Tax benefit from stock option plans	(70)	(459)
Changes in operating assets and liabilities:
Accounts receivable	(865)	15,115
Inventories	1,852	(18,045)
Prepaid expenses and other assets	(2,790)	(12,969)
Accounts payable	6,213	1,603
Deferred revenue	5,910	3,776
Taxes, accrued expenses and other liabilities	(3,180)	(9,200)
Net cash provided by operating activities	46,142	20,482

Cash flow from investing activities:
Capital expenditures	(11,959)	(19,094)
Capitalization of internally developed software	(7,602)	(2,803)
Additions to other intangibles	(1,049)	(1,418)
Purchases of short-term investments	(9,649)	(8,177)
Sales and maturities of short-term investments	3,389	26,092
Net cash used in investing activities	(26,870)	(5,400)

Cash flow from financing activities:
Proceeds from issuance of common stock	10,000	11,798
Dividends paid	(18,904)	(17,281)
Tax benefit from stock option plans	70	459
Net cash used in financing activities	(8,834)	(5,024)

Net change in cash and cash equivalents	10,438	10,058
Cash and cash equivalents at beginning of period	230,263	161,996
Cash and cash equivalents at end of period	$240,701	$172,054

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at March 31, 2014 and December 31, 2013,  and the results of our operations, comprehensive income, and cash flows for the three month periods ended March 31, 2014 and March 31, 2013. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2014 and 2013, are as follows:

	Three Months Ended March 31,
	(In thousands)
	(Unaudited)
	2014	2013
Weighted average shares outstanding-basic	125,973	123,306
Plus: Common share equivalents
Stock options, RSUs	752	1,059
Weighted average shares outstanding-diluted	126,725	124,365

Stock awards to acquire 61,500 shares and 86,800 shares for the three months ended March 31, 2014 and 2013 were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.

Note 3 – Cash, cash equivalents and short-term investments

The following tables summarize unrealized gains and losses related to our cash, cash equivalents, and short-term investments designated as available-for-sale:

	As of March 31, 2014
(In thousands)	(Unaudited)
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$120,982	$-	$-	$-	$120,982
Money Market Accounts	119,719	-	-	-	119,719
Corporate bonds	71,359	44	(20)	(1,183)	70,200
U.S. treasuries and agencies	79,146	6	(23)	-	79,129
Foreign government bonds	18,428	-	(2)	(1,258)	17,168
Time deposits	2,912	-	-	-	2,912
Cash, cash equivalents, and short-term investments	$412,546	$50	$(45)	$(2,441)	$410,110

(In thousands)	December 31, 2013
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$142,058	$-	$-	$-	$142,058
Money Market Accounts	88,205	-	-	-	88,205
Corporate bonds	71,964	16	(146)	(1,218)	70,616
U.S. treasuries and agencies	72,459	26	-	-	72,485
Foreign government bonds	18,409	-	(7)	(1,266)	17,136
Time deposits	2,912	-	-	-	2,912
Cash, cash equivalents, and short-term investments	$396,007	$42	$(153)	$(2,484)	$393,412

The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale:

	As of March 31, 2014
(In thousands)	(Unaudited)
	Adjusted Cost	Fair Value
Due in less than 1 year	$104,365	$102,543
Due in 1 to 5 years	67,480	66,866
Total available-for-sale debt securities	$171,845	$169,409

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$22,389	$21,217
U.S. treasuries and agencies	69,492	69,498
Foreign government bonds	9,572	8,916
Time deposits	2,912	2,912
Total available-for-sale debt securities	$104,365	$102,543

Due in 1 to 5 years	Adjusted Cost	Fair Value
Corporate bonds	$48,970	$48,983
U.S. treasuries and agencies	9,654	9,631
Foreign government bonds	8,856	8,252
Total available-for-sale debt securities	$67,480	$66,866

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Inputs that are not based on observable market data

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$119,719	$119,719	$-	$-
Short-term investments available for sale:
Corporate bonds	70,200	-	70,200	-
U.S. treasuries and agencies	79,129	-	79,129	-
Foreign government bonds	17,168	-	17,168	-
Time deposits	2,912	2,912	-	-
Derivatives	4,588	-	4,588	-
Total Assets	$293,716	$122,631	$171,085	$-

Liabilities
Derivatives	$(3,545)	$-	$(3,545)	$-
Total Liabilities	$(3,545)	$-	$(3,545)	$-

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$88,205	$88,205	$-	$-
Short-term investments available for sale:
Corporate bonds	70,616	-	70,616	-
U.S. treasuries and agencies	72,485	-	72,485	-
Foreign government bonds	17,136	-	17,136	-
Time deposits	2,912	2,912	-	-
Derivatives	6,908	-	6,908	-
Total Assets	$258,262	$91,117	$167,145	$-

Liabilities
Derivatives	$(4,742)	$-	$(4,742)	$-
Total Liabilities	$(4,742)	$-	$(4,742)	$-

We value our available-for-sale short-term investments based on pricing from third party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. We classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. We believe all of these sources reflect the credit risk associated with each of our available-for-sale short-term investments. Short-term investments available-for-sale consists of debt securities issued by states of the U.S. and political subdivisions of the U.S., corporate debt securities and debt securities issued by U.S. government organizations and agencies as well as debt securities issued by foreign governments. All short-term investments available-for-sale have contractual maturities of less than 40 months.

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of similar instruments. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the three month period ended March 31, 2014. There were not any transfers in or out of Level 1 or Level 2 during the three month period ended March 31, 2014.

Our foreign government bonds consist of German government sovereign debt denominated in Euro with maximum remaining maturities of 15 months. Our short-term investments do not involve sovereign debt from any other country in Europe.

We did not have any items that were measured at fair value on a nonrecurring basis at March 31, 2014 and December 31, 2013.

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

We have operations in over 50 countries. Sales outside of the Americas accounted for approximately 60% and 58% of our revenues during the three month periods ended March 31, 2014 and 2013, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

  Cash flow hedges

  To help protect against the reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales over the next one to three years, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue and forecasted expenses denominated in foreign currencies with forward and purchased option contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. For option contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the option contracts net of the premium paid designated as hedges. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” We purchase foreign currency forward and option contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, Hungarian forint, British pound, and Malaysian ringgit) and limit the duration of these contracts to 40 months or less.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“OCI”) and reclassified into earnings in the same line item (net sales, operating expenses, or cost of sales) associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings or expenses during the current period and are classified as a component of “net foreign exchange loss.” Hedge effectiveness of foreign currency forwards and purchased option contracts designated as cash flow hedges are measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the forecasted transaction’s terminal value.

We held forward contracts with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of March 31, 2014	As of December 31,
	(Unaudited)	2013
Euro	$86,571	$75,886
Japanese yen	17,641	23,284
Hungarian forint	15,855	21,159
British pound	23,668	14,869
Malaysian ringgit	5,591	4,426
Total forward contracts notional amount	$149,326	$139,624

The contracts in the foregoing table had contractual maturities of 36 months or less at March 31, 2014 and December 31, 2013.

At March 31, 2014, we expect to reclassify $68,000 of losses on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $321,000 of gains on derivative instruments from accumulated OCI to cost of sales when the cost of sales are incurred and $168,000 of gains on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at March 31, 2014. Actual results may vary as a result of changes in the corresponding exchange rates subsequent to this date.

We did not record any ineffectiveness from our hedges during the three month periods ended March 31, 2014 and 2013.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 120 days. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss).” As of March 31, 2014 and December 31, 2013, we held foreign currency forward contracts with a notional amount of $61 million and  $70 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets and the effect of derivative instruments on our Consolidated Statements of Income.

Fair Values of Derivative Instruments:

	Asset Derivatives
	March 31, 2014		December 31, 2013
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$3,139	Prepaid expenses and other current assets	$4,825

Foreign exchange contracts - LT forwards	Other long-term assets	1,024	Other long-term assets	1,719
Total derivatives designated as hedging instruments		$4,163		$6,544

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$425	Prepaid expenses and other current assets	$364
Total derivatives not designated as hedging instruments		$425		$364

Total derivatives		$4,588		$6,908

	Liability Derivatives
	March 31, 2014		December 31, 2013
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(2,833)	Accrued expenses and other liabilities	$(3,350)

Foreign exchange contracts - LT forwards	Other long-term liabilities	-	Other long-term liabilities	-
Total derivatives designated as hedging instruments		$(2,833)		$(3,350)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(712)	Accrued expenses and other liabilities	$(1,392)
Total derivatives not designated as hedging instruments		$(712)		$(1,392)

Total derivatives		$(3,545)		$(4,742)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for three month periods ended March 31, 2014 and 2013, respectively:

March 31, 2014
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(1,035)	Net sales	$346	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	(597)	Cost of sales	81	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	(241)	Operating expenses	18	Net foreign exchange gain (loss)	-
Total	$(1,873)		$445		$-

March 31, 2013
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$4,263	Net sales	$1,158	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	(1,427)	Cost of sales	108	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	(758)	Operating expenses	(1)	Net foreign exchange gain (loss)	-
Total	$2,078		$1,265		$-

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		March 31, 2014	March 31, 2013
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$(68)	$1,324

Total		$(68)	$1,324

Note 6 – Inventories

Inventories, net consist of the following:

	March 31, 2014	December 31,
(In thousands)	(Unaudited)	2013

Raw materials	$79,092	$81,574
Work-in-process	4,217	4,958
Finished goods	86,948	85,577
	$170,257	$172,109

Note 7 – Intangible assets

Intangible assets at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014
(In thousands)	(Unaudited)			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$55,995	$(27,827)	$28,168	$48,947	$(25,706)	$23,241
Acquired technology	89,318	(57,281)	32,037	89,446	(54,253)	35,193
Patents	26,547	(11,476)	15,071	26,070	(11,045)	15,025
Other	28,732	(20,524)	8,208	28,517	(19,666)	8,851
	$200,592	$(117,108)	$83,484	$192,980	$(110,670)	$82,310

Software development costs capitalized for the three month periods ended March 31, 2014 and 2013 were $8.0 million and $2.9 million, respectively, and related amortization expense was $3.1 million and $3.7 million, respectively. Capitalized software development costs for the three month periods ended March 31, 2014 and 2013 included costs related to stock based compensation of $378,000 and $140,000, respectively. The related amounts in the table above are net of fully amortized assets.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Acquired technology and other intangible assets are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally 10 to 17 years. Total intangible assets amortization expenses were $7.6 million and $8.4 million for the three months ended March 31, 2014 and 2013, respectively.

 Note 8 – Goodwill

The carrying amount of goodwill as of March 31, 2014, was as follows:

Amount
(In thousands)
Balance as of December 31, 2013	$146,520
Purchase price adjustments	-
Foreign currency translation impact	24
Balance as of March 31, 2014 (unaudited)	$146,544

The excess purchase price over the fair value of assets acquired is recorded as goodwill. As we have one operating segment, we allocate goodwill to one reporting unit for goodwill impairment testing. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 28, 2014. No impairment of goodwill was identified during 2014 and 2013. Goodwill is deductible for tax purposes in certain jurisdictions.

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

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $24.1 million and $23.6 million of unrecognized tax benefits at March 31, 2014 and December 31, 2013, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross increase in unrecognized tax benefits of $515,000 for the three months ended March 31, 2014 as a result of tax positions taken during the period. Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2014, we had approximately $1.5 million accrued for interest related to uncertain tax positions. The tax years 2007 through 2013 remain open to examination by the major taxing jurisdictions to which we are subject.  The Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax returns for 2010 and 2011 in the second quarter of 2013 and such examination is still ongoing.

Our provision for income taxes reflected an effective tax rate of 23% and (3)% for the three month periods ended March 31, 2014 and 2013. For the three months ended March 31, 2014, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, and a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit. For the three month period ended March 31, 2013, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, the research and development tax credit, and a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit.

Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $1.6 million and $1.7 million for the three month periods ended March 31, 2014 and 2013, respectively. No countries other than Hungary had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service with regard to any foreign jurisdictions.

The tax position of our Hungarian operation continues to benefit from assets created by the restructuring of our operations in Hungary. In addition, our research and development activities in Hungary continue to benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. Partial release of the valuation allowance on assets from the restructuring and the enhanced tax deduction for research expenses resulted in income tax benefits of $2.5 million and $2.4 million for the three month periods ended March 31, 2014 and 2013, respectively.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2027. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The tax holiday resulted in an income tax benefit of $306,000 for the three months ended March 31, 2014.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward and option contracts and securities classified as available-for-sale. The accumulated other comprehensive income, net of tax, for the three month periods ended March 31, 2014 and 2013, consisted of the following:

	March 31, 2014
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2013	$1,311	$(1,066)	$2,305	$2,550
Current-period other comprehensive (loss) income	(1,139)	192	(1,428)	(2,375)
Reclassified from accumulated OCI into income	-	-	(445)	(445)
Income tax (benefit) expense	(255)	62	(581)	(774)
Balance as of March 31, 2014	$427	$(936)	$1,013	$504

	March 31, 2013
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2012	$208	$(620)	$1,256	$844
Current-period other comprehensive (loss) income	(2,924)	(442)	3,343	(23)
Reclassified from accumulated OCI into income	-	-	(1,265)	(1,265)
Income tax expense	74	11	1,077	1,162
Balance as of March 31, 2013	$(2,790)	$(1,073)	$2,257	$(1,606)

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

Awards under the plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares under the options vests over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and revenue growth but shares cannot accelerate to vest over a period of less than five years. Stock options must be exercised within ten years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the three month period ended March 31, 2014, we did not make any changes in accounting principles or methods of estimates related to the 1994 Plan.

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

Our stockholders approved our 2010 Incentive Plan (the “2010 Plan”) on May 11, 2010. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 3,362,304 shares of common stock that were reserved but not issued under the 1994 Plan and the 2005 Plan as of May 11, 2010, and any shares that are returned to the 1994 Plan and the 2005 Plan as a result of forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2010 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three,  five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. There were 3,372,072 shares available for grant under the 2010 Plan at March 31, 2014.

We estimate potential forfeitures of RSUs and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the three month period ended March 31, 2014, we did not make any changes in accounting principles or methods of estimates related to the 2010 Plan.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. On May 10, 2011, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan, and at March 31, 2014, we had 1,092,870 shares of common stock reserved for future issuance under this plan. We issued 287,872 shares under this plan in the three month period ended March 31, 2014. The weighted average purchase price of the employees’ purchase rights was $24.65 per share. During the three month period ended March 31, 2014, we did not make any changes in accounting principles or methods of estimates with respect to such plan.

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

There were not any shares of preferred stock issued and outstanding at March 31, 2014.

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

  Total net sales, operating income, interest income and long-lived assets, classified by the major geographic areas in which we operate, are as follows:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2014	2013
Net sales:
Americas	$115,106	$119,717
Europe	83,857	79,061
East Asia	61,348	60,770
Emerging Markets	24,363	26,940
	$284,674	$286,488

	Three Months Ended March 31,
	(Unaudited)
	2014	2013
Operating income:
Americas	$6,961	$12,923
Europe	37,309	32,959
East Asia	27,200	26,242
Emerging Markets	7,613	8,526
Unallocated:
Research and development expenses	(55,259)	(61,256)
	$23,824	$19,394

	Three Months Ended March 31,
	(Unaudited)
	2014	2013
Interest income:
Americas	$10	$21
Europe	168	132
East Asia	7	6
Emerging Markets	12	26
	$197	$185

	March 31, 2014	December 31, 2013
	(Unaudited)
Long-lived assets:
Americas	$121,125	$120,829
Europe	51,935	51,038
East Asia	4,046	4,162
Emerging Markets	85,412	84,539
	$262,518	$260,568

Total sales outside the U.S. for the three month periods ended March 31, 2014 and 2013 were $178 million and $180 million, respectively.

Note 13 - Debt

On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association. The Loan Agreement provides for a $50 million unsecured revolving line of credit with a scheduled maturity date of May 9, 2018 (the “Maturity Date”). Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Loan Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Loan Agreement. As of March 31, 2014, we had $50 million available for borrowings under this revolving line of credit.

The loans bear interest, at our option, at a base rate determined in accordance with the Loan Agreement, plus a spread of 0.0% to 0.5%, or a LIBOR rate plus a spread of 1.125% to 2.0%, in each case with such spread determined based on a ratio of consolidated indebtedness to EBITDA, determined in accordance with the Loan Agreement. Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date. We are also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.175% to 0.300%, with such rate determined based on the ratio described above. The Loan Agreement contains customary affirmative and negative covenants. The affirmative covenants include, among other things, delivery of financial statements, compliance certificates and notices; payment of taxes and other obligations; maintenance of existence; maintenance of properties and insurance; and compliance with applicable laws and regulations. The negative covenants include, among other things, limitations on indebtedness, liens, mergers, consolidations, acquisitions and sales of assets, investments, changes in the nature of the business, affiliate transactions and certain restricted payments. The Loan Agreement also requires us to maintain a ratio of consolidated indebtedness to EBITDA equal to or less than 3.25 to 1.00, and a ratio of consolidated EBITDA to interest expense greater than or equal to 3.00 to 1.00, in each case determined in accordance with the Loan Agreement. As of March 31, 2014, we were in compliance with all covenants in the Loan Agreement.

The Loan Agreement contains customary events of default including, among other things, payment defaults, breaches of covenants or representations and warranties, cross-defaults with certain other indebtedness, bankruptcy and insolvency events, judgment defaults and change in our control, subject to grace periods in certain instances. Upon an event of default, the lender may declare all or a portion of the outstanding obligations payable by us to be immediately due and payable and exercise other rights and remedies provided for under the Loan Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Loan Agreement at a per annum rate of interest equal to 2.00% above the otherwise applicable interest rate.

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

The warranty reserve for the three month periods ended March 31, 2014 and 2013, respectively, was as follows:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2014	2013
Balance at the beginning of the period	$1,764	$1,435
Accruals for warranties issued during the period	744	659
Settlements made (in cash or in kind) during the period	(643)	(597)
Balance at the end of the period	$1,865	$1,497

As of March 31, 2014, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $10 million over the next twelve months.

As of March 31, 2014, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $14 million, which are generally payable over the next twelve months.

Note 15 – Recently issued accounting pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which amends ASC 740, Income Taxes. The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and may be applied on either a prospective or retrospective basis. The provisions are effective for the Company’s Form 10-K for the year ending December 31, 2014. We do not expect the adoption of these provisions to have a significant impact on our consolidated financial statements.

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

On April 29, 2014, our Board of Directors declared a quarterly cash dividend of $0.15 per common share, payable on June 2, 2014, to stockholders of record on May 12, 2014.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding our future financial performance or operations (including, without limitation, statements to the effect that we “believe,” "expect," "plan," "may," "will," "project," "continue," or "estimate" or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” beginning on page 36, and in the discussion below. Readers are also encouraged to refer to the documents regularly filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2013,  for further discussion of our business and the risks attendant thereto.

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

Leveraging a worldwide sales, distribution and manufacturing network

    We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 60% and 58% of our revenues during the three month periods ended March 31, 2014 and 2013, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 12 - Segment information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and long-lived assets).

We manufacture a substantial majority of our products at our facilities in Debrecen, Hungary and Penang, Malaysia. Additional production, primarily of RF products and of low volume, complex or newly introduced products is done in Austin, Texas. In 2014, our site in Malaysia is expected to produce approximately 20% to 30% of our global production. This production is being generated by transferring existing products from our Hungarian production facility in support of anticipated growth in our business and introducing new products directly into our Malaysian facility. Our site in Hungary is expected to produce approximately 65% to 75% of our global production. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. Most of the electronic circuit card assemblies, modules and chassis are manufactured in house, although subcontractors are used from time to time. The majority of our electronic cable assemblies are produced by subcontractors; however, we do manufacture some on an exception basis. Our software duplication, technical manuals and product support documentation is primarily produced by subcontractors.

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

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. In assessing our business, we consider the trends in the Global Purchasing Managers’ Index (“PMI”), global industrial production as well as industry reports on the specific vertical industries that we target. In the three months ended March 31, 2014, the average of the PMI was 52.9 and the average of the new order element of the PMI was 54.1, both indicating economic expansion. During the three month period ended March 31, 2014, the PMI in the U.S. and the Eurozone maintained readings above 50. We are unable to predict whether the industrial economy, as measured by the PMI, will remain above the neutral reading of 50, strengthen or contract during the remainder of 2014.

During the three month periods ended March 31, 2014 and 2013, we received $12 million and $17 million in new orders from our largest customer, respectively. During the three months ended March 31, 2014 and 2013, we recognized net revenue of $7 million and $4 million from these orders, respectively. The timing and amount of orders from this customer are unpredictable and therefore can cause unusual variations in the trends of our business. During the second quarter of 2014, we expect a negative impact on gross margins due to an expected increase in revenue from our largest customer. In the first quarter of 2014, we saw 4% year over year growth from orders under $20,000, 5% year over year growth of orders between $20,000 and $100,000, while orders over $100,000 were down 10% year over year. Excluding our largest customer, orders over $100,000 were down 2% year over year.

The improvement in the global PMI during the first quarter of 2014 gives us increased confidence in the continued recovery of the industrial economy as we move through the remainder of 2014. However, we remain concerned with other economic and political events we saw during the first quarter of 2014. Of particular note is the sharp devaluation of some of the currencies in the emerging markets compared to the U.S. dollar and the impact this may have on economic activity within those economies and the broader impact it may have on the overall global economy. Also of concern is the political uncertainty in Ukraine and the impact of any current and future sanctions the U.S. or other countries may impose on Russia and any disruption this may cause to broader global industrial economy. If the industrial economy as measured by the PMI begins to contract, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and result of operations.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended March 31,
	(Unaudited)
	2014	2013
Net sales:
Americas	40.4%	41.8%
Europe	29.5	27.6
East Asia	21.6	21.2
Emerging Markets	8.6	9.4
Consolidated net sales	100.0	100.0
Cost of sales	25.0	24.5
Gross profit	75.0	75.5
Operating expenses:
Sales and marketing	39.3	39.8
Research and development	19.4	21.4
General and administrative	7.9	8.0
Acquisition related adjustment	-	(0.5)
Total operating expenses	66.6	68.7
Operating income	8.4	6.8
Other income (expense):
Interest income	0.1	0.1
Net foreign exchange gain (loss)	0.0	(0.5)
Other income (loss), net	0.0	0.0
Income before income taxes	8.5	6.3
Provision for (benefit from) income taxes	1.9	(0.2)
Net income	6.6%	6.5%

  Figures may not sum due to rounding.

Results of Operations for the three month periods ended March 31, 2014 and 2013

Net Sales.  Our net sales were $285 million and $286 million for the three month periods ended March 31, 2014 and 2013, respectively. For the same periods, product sales were $262 million and $265 million, a decrease of 1%, and software maintenance sales were $22 million and $21 million, an increase of 6%.

We do not typically maintain a large amount of order backlog as orders typically translate to sales quickly. As such, any weakness in orders typically has a pronounced impact on our net sales in the short term.

We did not take any significant action with regard to pricing during the three month periods ended March 31, 2014 and 2013.

Large orders, defined as orders with a value greater than $100,000, decreased by 10% year over year during the three months ended March 31, 2014, compared to year over year growth of 43% in the three month period ended March 31, 2013. A significant amount of our large order growth in the three month period ended March 31, 2013, compared to the prior year period, was the result of orders from our largest customer. Year over year, orders from this customer declined in the three month period ended March 31, 2014. Excluding the impact of our largest customer, large orders declined by 2% year over year during the three month period ended March 31, 2014, and grew by 41% year over year during the three month period ended March 31, 2013. Orders from our largest customer are discussed in more detail below. During the three month periods ended March 31, 2014 and 2013, large orders were 20% and 22% of our total orders, respectively. Larger orders are more volatile, are subject to greater discount variability and may contract at a faster pace during an economic downturn.

With respect to our largest customer, we are serving four different applications for this customer, each involving the use of LabVIEW and the NI PXI platform. During the three month periods ended March 31, 2014 and 2013, we received $12 million and $17 million, respectively, in new orders from our largest customer. In the three month periods ended March 31, 2014 and 2013, we recognized net revenue of $7 million and $4 million, respectively, from these orders.

For the three month periods ended March 31, 2014 and 2013, net sales in the Americas were $115 million and $120 million, respectively, a decrease of 4%. Sales in the Americas, as a percentage of consolidated sales were 40% and 42% in the three month periods ended March 31, 2014 and 2013, respectively. In Europe, net sales were $84 million and $79 million in the three month periods ended March 31, 2014 and 2013, respectively, an increase of 6%. Sales in Europe, as a percentage of consolidated sales were 29% and 28% in the three month periods ended March 31, 2014 and 2013, respectively. In East Asia, net sales were $61 million and $61 million in the three month periods ended March 31, 2014 and 2013, respectively, an increase of 1%. Sales in East Asia, as a percentage of consolidated sales were 22% and 21% in the three month periods ended March 31, 2014 and 2013, respectively. In Emerging Markets, net sales were $24 million and $27 million in the three months ended March 31, 2014, respectively, a decrease of 10%. Sales in Emerging Markets, as a percentage of consolidated sales were 9% in each of the three month periods ended March 31, 2014 and 2013.

We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), Europe, East Asia, and Emerging Markets are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. For the three months ended March 31, 2014, in local currency terms, our consolidated net sales increased by $1.9 million or 0.6%, Americas sales decreased by $3.5 million or 3%, European sales increased by $3.4 million or 4%, sales in East Asia increased by $2.0 million or 3%, and sales in Emerging Markets decreased by $111,000 or 0%, compared to the three month period ended March 31, 2013. During this same period, the change in exchange rates had the effect of decreasing our consolidated sales by $4.0 million or 1.4%, decreasing Americas sales by $1.2 million or 1%, increasing European sales by $2.2 million or 3%, decreasing East Asia sales by $2.6 million or 4%, and decreasing sales in Emerging Markets by $2.5 million or 9%.

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

To help protect against changes in U.S dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue denominated in foreign currencies with average rate forward contracts. During the three month periods ended March 31, 2014 and 2013, these hedges had the effect of increasing our consolidated sales by $346,000 and $1.2 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2014 and 2013).

Gross Profit. For the three month periods ended March 31, 2014 and 2013, gross profit was $213 million and $216 million, respectively, a decrease of 1.3%. As a percentage of sales, gross profit was 75% and 76% for the three month periods ended March 31, 2014 and 2013, respectively. During the three month period ended March 31, 2013, our gross margin was impacted favorably by higher production volumes in response to higher sales volumes. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle.

For the three month periods ended March 31, 2014 and 2013, the change in exchange rates had the effect of decreasing our cost of sales by $2.1 million and decreasing our cost of sales by $7,000, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During the three month periods ended March 31, 2014 and 2013, these hedges had the effect of decreasing our cost of sales by $81,000 and decreasing our cost of sales by $108,000, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2014 and 2013).

Operating Expenses. For the three month periods ended March 31, 2014 and 2013, operating expenses were $190 million and $197 million, respectively, a decrease of 4%. As a percent of sales, operating expenses were 67% and 69% for the three month periods ended March 31, 2014 and 2013, respectively. The decrease in our operating expenses was due to a decrease in software development costs of $4.8 million which was the result of an increase in capitalized software from $2.8 million during the three month period ended March 31, 2013, to $7.6 million during the three month period ended March 31, 2014. Additionally there were decreases in other operating expenses including travel, marketing, outside services and building and equipment of $1.6 million. These decreases were partially offset by a $667,000 increase in personnel related expenses which included commissions, variable compensation and benefits. The net impact of changes in foreign currency exchange rates decreased our operating expense by $1.7 million.

We believe that our long-term growth and success depends on developing high quality software and hardware products on a timely basis. We are focused on leveraging recent investments in research and development and in our field sales force and ensuring those resources are focused in areas and initiatives that will contribute to future growth in our business. For the three month periods ended March 31, 2014 and 2013, our sales and marketing expenses were $112 million and $114 million, respectively, and research and development expenses were $55 million and $61 million, respectively. Sales and marketing headcount increased by 68 from March 31, 2013 to March 31, 2014 and decreased by 7 from December 31, 2013 to March 31, 2014. Research and development headcount increased by 14 from March 31, 2013 to March 31, 2014 and increased by 7 from December 31, 2013 to March 31, 2014.

From a regional perspective, the decrease in research and development expenses had a larger impact on the operating expenses of the Americas as the Americas absorbed $5.5 million of the overall $6 million decrease in the three months ended March 31, 2014.

Operating Income.  For the three month periods ended March 31, 2014 and 2013, operating income was $24 million and $19 million, respectively, an increase of 23%. As a percentage of net sales, operating income was 8% and 7%, respectively, in these same periods. The increase in operating income in absolute dollars and as a percent of sales is attributable to the factors discussed in Net Sales, Gross Profit and Operating Expenses above.

Interest Income.    For the three month periods ended March 31, 2014 and 2013, interest income was $197,000 and $185,000, respectively. We continue to see low yields for high quality investment alternatives that comply with our corporate investment policy. We do not expect yields in these types of investments to increase significantly during the remainder of 2014.

Net Foreign Exchange Gain (Loss).    For the three month periods ended March 31, 2014 and 2013, net foreign exchange gain was $50,000 and net foreign exchange loss was $(1.5) million, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During the three month period ended March 31, 2014, there was mixed volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business with strengthening of the U.S. dollar against currencies in emerging markets and China along with a weakening of the U.S. dollar against the euro and British pound. During the three month period ended March 31, 2013, we saw high volatility in the Euro and British pound against the U.S. dollar and a significant strengthening of the U.S. dollar against the Japanese yen. We cannot predict the direction or degree of future volatility in these exchange rates. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange gain (loss)”. Our hedging strategy decreased our foreign exchange gains by $68,000 in the three month period ended March 31, 2014 and decreased our foreign exchange losses by $1.3 million in the three month period ended March 31, 2013.

Provision for Income Taxes.    For the three month periods ended March 31, 2014 and 2013, our provision for income taxes reflected an effective tax rate of 23% and (3)%, respectively. The factors that caused our effective tax rate to change year-over-year are detailed in the table below:

Three Months Ended
March 31, 2014
(Unaudited)
Effective tax rate at March 31, 2013	(3)%
Change in enhanced deduction for certain research and development expenses	3
Change in tax benefit from equity awards	2
Change in research and development tax credit	21
Effective tax rate at March 31, 2014	23%

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

 Charges related to stock-based compensation, amortization of acquired intangibles and acquisition related transaction costs.     For the three month periods ended March 31, 2014 and March 31, 2013, the charges related to stock-based compensation as a component of cost of sales, sales and marketing, research and development, and general and administrative expenses and the total charges were as follows:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2014	2013
Stock-based compensation
Cost of sales	$441	$421
Sales and marketing	2,811	3,073
Research and development	2,451	2,737
General and administrative	850	903
Provision for income taxes	(1,836)	(1,814)
Total	$4,717	$5,320

For the three month periods ended March 31, 2014 and 2013, the charges related to the amortization of acquisition related intangibles as a component of cost of sales, sales and marketing and other income (expense), net and the total charges were as follows:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2014	2013
Amortization of acquired intangibles
Cost of sales	$2,666	$2,760
Sales and marketing	466	518
Research and development	406	673
Other income, net	170	193
Provision for income taxes	(1,224)	(1,350)
Total	$2,484	$2,794

For the three month periods ended March 31, 2014 and 2013, the charges related to acquisition related transaction costs as a component of cost of sales, sales and marketing, research and development and general and administrative expenses and the total charges were as follows:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2014	2013
Acquisition related transaction costs
Sales and marketing	$88	$118
Research and development	153	144
General and administrative	65	106
Acquisition related adjustment	-	(1,316)
Provision for income taxes	(107)	(106)
Total	$199	$(1,054)

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments.  Cash, cash equivalents and short-term investments increased by $17 million to $410 million at March 31, 2014 from $393 million at December 31, 2013. The following table presents our working capital, cash and cash equivalents and short-term investments:

	March 31, 2014	December 31,	Increase/
(In thousands)	(unaudited)	2013	(Decrease)

Working capital	$615,841	$603,240	$12,601
Cash and cash equivalents (1)	240,701	230,263	10,438
Short-term investments (1)	169,409	163,149	6,260
Total cash, cash equivalents and short-term investments	$410,110	$393,412	$16,698

(1) Included in working capital

During the three month period ended March 31, 2014, our working capital increased by $13 million. Overall, current assets increased by $20 million while current liabilities increased by $8 million. The increase in our current assets was the result of a $17 million increase in cash, cash equivalents and short-term investments and a net increase of $3.7 million in other current assets including accounts receivable, inventory, prepaid expenses, other current assets and deferred income tax assets. These overall increases in working capital can be attributed to our overall profitability during the three month period ended March 31, 2014.

Accounts receivable increased by $865,000 to $182 million at March 31, 2014, from $181 million at December 31, 2013. Days sales outstanding was unchanged at 57 days at March 31, 2014, compared to December 31, 2013.

Inventory decreased by $1.9 million to $170 million at March 31, 2014, from $172 million at December 31, 2013. Inventory turns decreased to 1.7 at March 31, 2014 from 1.8 at December 31, 2013. The decrease in inventory turns was driven by lower than anticipated sales volume during the three month period ended March 31, 2014.

Prepaid expenses and other current assets increased $2.7 million to $52 million at March 31, 2014, from $49 million at December 31, 2013. The increase was the result of increases in prepaid items such as insurance and maintenance.

Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our cash and investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $17 million U.S. dollar equivalent of German government sovereign debt and $16 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. Our German government sovereign debt holdings have a maximum remaining maturity of 15 months and carry Aaa/AAA ratings. Our short-term investments do not include sovereign debt from any other countries in Europe. At March 31, 2014, we had $410 million in cash, cash equivalents and short-term investments. Approximately $86 million or 21% of these amounts were held in domestic accounts with various financial institutions and $324 million or 79% was held in accounts outside of the U.S. with various financial institutions. At March 31, 2014, we had cash and cash equivalents of $241 million of which $86 million or 36% was held in domestic accounts and $155 million or 64% was held in various accounts of our foreign subsidiaries. At March 31, 2014, we had short-term investments of $169 million, all of which was held in investment accounts of our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

Cash Provided by and (Used in) in the three month periods ended March 31, 2014 and 2013. The following table summarizes the proceeds and (uses) of cash:

	Three Months Ended March 31,
(In thousands)	(unaudited)
	2014	2013
Cash provided by operating activities	$46,142	$20,482
Cash used in investing activities	(26,870)	(5,400)
Cash used in financing activities	(8,834)	(5,024)
Net change in cash equivalents	10,438	10,058
Cash and cash equivalents at beginning of year	230,263	161,996
Cash and cash equivalents at end of period	$240,701	$172,054

For the three month periods ended March 31, 2014 and 2013, cash provided by operating activities was $46 million and $20 million, respectively. Year over year, we had an increase in cash provided by operating assets of $26 million.

Investing activities used cash of $27 million during the three month period ended March 31, 2014, as the result of capital expenditures of $12 million, capitalization of internally developed software and other intangibles of $9 million, and the net purchase of $6 million of short-term investments. During the three month period ended March 31, 2013, we were still making payments related to the finishing stages of the construction of our Malaysian manufacturing facility. During the three month period ended March 31, 2014, we were no longer making significant payments for our Malaysian manufacturing facility and as a result, capital expenditures during the three month period ended March 31, 2014, declined by $7.1 million. Capital expenditures include leasehold improvements, expansion of existing facilities, computers, equipment and furniture and fixtures to support operations throughout our business. Investing activities used cash of $5.4 million during the three months ended March 31, 2013, as the result of the net sale of $18 million of short-term investments to fund liquidity for operating needs, offset by capital expenditures of $19 million and capitalization of internally developed software and other intangibles of $4.2 million. Capital expenditures during the three month period ended March 31, 2013, included payments related to the finishing stages of the construction of our Malaysian manufacturing facility as well as computers, equipment, furniture and fixtures to support growing operations in such facility as well as other parts of our business.

Financing activities used cash of $9 million during the three month period ended March 31, 2014, which was the net result of $10 million received from the issuance of our common stock from the exercise of employee stock options and from our employee stock purchase plan, offset by $19 million used to pay dividends to our stockholders. Financing activities used cash of $5 million during the three months ended March 31, 2013, which was the result of $12 million received from the issuance of our common stock from the exercise of stock options and under our employee stock purchase plan, offset by $17 million used to pay dividends to our stockholders.

From time to time, our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors~~.~~ We did not make any purchases under this program during the three month period ended March 31, 2014. At March 31, 2014, there were 3,932,245 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date.

During the three month period ended March 31, 2014, we received more proceeds from the exercise of stock options compared to the three month period ended March 31, 2013. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control and in the future, we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, since 2005, it has been our practice to issue restricted stock units and not stock options to eligible employees which has reduced the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to us.  As of March 31, 2014, there were outstanding options to purchase 96,306 shares of our common stock of which options for 27,583 shares have expiration dates in 2014. These options have weighted average exercise prices of between $14.63 and $21.65 per share. As such, we will not generate as much cash from the exercise of stock options during the remainder of 2014 and very little if any after 2014.

Contractual Cash Obligations.  Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. At March 31, 2014, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $10 million. At December 31, 2013, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $11 million.

Guarantees are related to payments of customs and foreign grants. At March 31, 2014, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $14 million. At December 31, 2013, we had outstanding guarantees for payment of customs, foreign grants and potential customer disputes totaling approximately $5.2 million.

Loan Agreement. On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association. The Loan Agreement provides for a $50 million unsecured revolving line of credit with a scheduled maturity date of May 9, 2018 (the “Maturity Date”). Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Loan Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Loan Agreement. We may choose to borrow funds against this line of credit in future periods to have sufficient domestic cash to fund continued dividends to our stockholders, to fund potential acquisitions or other domestic general corporate purposes without the need to repatriate foreign earnings. At March 31, 2014, we did not have any amounts outstanding or due as a result of borrowings under this line of credit.

Off-Balance Sheet Arrangements.    We do not have any off-balance sheet debt. At March 31, 2014, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Prospective Capital Needs.    We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations as well as from the purchase of common stock through our employee stock purchase plan and available borrowings under our Loan Agreement will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, payment of dividends to our stockholders and repurchases of our common stock for at least the next 12 months, although the use of certain of our funds for domestic purposes may require us to repatriate foreign earnings which would be subject to the U.S. federal statutory tax rate of 35%. We may also seek to pursue additional financing or to raise additional funds by selling equity or debt to the public or in private transactions. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock. We may also choose to repatriate foreign earnings which would be subject to the U.S. federal statutory tax rate of 35% and therefore, would likely have a material adverse effect on our effective tax rate and on our net income and earnings per share. We could also choose to reduce certain expenditures or payments of dividends or suspend our program to repurchase shares of our common stock. Historically, we have not had to rely on debt, public or private, to fund our operating, financing or investing activities.

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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect decreasing our consolidated sales by $4 million in the three month period ended March 31, 2014, and decreasing our consolidated sales by $77,000 in the three month period ended March 31, 2013. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing our consolidated operating expenses by $1.7 million in the three month period ended March 31, 2014, and increasing our consolidated operating expenses by $421,000 in the three month period ended March 31, 2013.

During the three month period ended March 31, 2014, there was mixed volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business with strengthening of the U.S. dollar against currencies in emerging markets and China along with a weakening of the U.S. dollar against the euro and British pound. During the three month period ended March 31, 2013, we saw high volatility in the Euro and British pound against the U.S. dollar and a significant strengthening of the U.S. dollar against the Japanese yen.  We cannot predict to what degree or how long this volatility in the foreign currency exchange markets will continue. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

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

During the three month period ended March 31, 2014, our hedges had the effect of increasing our consolidated sales by $346,000, decreasing our cost of sales by $81,000, and decreasing our operating expenses by $18,000. During the three month period ended March 31, 2013, our hedges had the effect of increasing our consolidated sales by $1.2 million, decreasing our cost of sales by $108,000, and increasing our operating expenses by $1,000. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales, cost of sales and operating expenses for the three month periods ended March 31, 2014 and 2013).

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

Cash, Cash Equivalents and Short-Term Investments

At March 31, 2014, we had $410 million in cash, cash equivalents and short-term investments. See Liquidity and Capital Resources above for further discussion regarding our Cash, Cash Equivalents and Short-Term Investments.

We report our available-for-sale short term investments at fair value. (See Note 4 – Fair value measurements of Notes to Consolidated Financial Statements for a further description of the fair value measurement of our short term investments).

The goal of our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the full investment of available funds. We place our cash investments in instruments that meet credit quality standards, as specified in our corporate investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. Our cash equivalents and short-term investments carried ratings from the major credit rating agencies that were in accordance with our corporate investment policy. Our investment policy allows investments in the following: government and federal agency obligations, repurchase agreements (“Repos”), certificates of deposit and time deposits, corporate obligations, medium term notes and deposit notes, commercial paper including asset-backed commercial paper (“ABCP”), puttable bonds, general obligation and revenue bonds, money market funds, taxable commercial paper, corporate notes/bonds, municipal notes, municipal obligations, variable rate demand notes and tax exempt commercial paper. All such instruments must carry minimum ratings of A1/P1/F1, MIG1/VMIG1/SP1 and A2/A/A, as applicable, all of which are considered “investment grade.” Our investment policy for marketable securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months with at least 10% maturing in 90 days or less.

We account for our investments in debt and equity instruments under FASB ASC 320 Investments – Debt and Equity Securities (FASB ASC 320). Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other-than-temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments at March 31, 2014 and December 31, 2013 was $169 million and $163 million, respectively. This increase was due to the net purchase of $6 million of short-term investments.

We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income. There were not any other-than-temporary impairments recognized in other expense during the three month period ended March 31, 2014.

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

In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of March 31, 2014, a 100 basis point increase or decrease in interest rates across all maturities would result in a $827,000 increase or decrease in the fair market value of our portfolio. As of December 31, 2013, a similar 100 basis point increase or decrease in interest rates across all maturities would result in a $796,000 increase or decrease in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is an other-than-temporary impairment. Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of March 31, 2014, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

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

Exchange Rate Risk

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at March 31, 2014 and December 31, 2013, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $16 million and $15 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

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

During the three month period ended March 31, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a – 15 or Rule 15d – 15 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

Uncertain Global Economic Conditions Could Materially Adversely Affect Our Business and Results of Operations.    Our operations and performance are sensitive to fluctuations in general economic conditions, both in the U.S. and globally. We remain concerned with some economic and political events we saw during the first quarter of 2014. Of particular note is the sharp devaluation of some of the currencies in the emerging markets compared to the U.S. dollar and the impact this may have on economic activity within those economies and the broader impact it may have on the overall global economy. Also of concern is the political uncertainty in Ukraine and the impact of any current and future sanctions the U.S. or other countries may impose on Russia and any disruption this may cause to broader global industrial economy. Other factors that could adversely influence demand for our products include increases in fuel and other energy costs, unemployment, labor and healthcare costs, access to credit, consumer and business confidence, and other macroeconomic factors affecting spending behavior.

Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the PMI. In the three months ended March 31, 2014, the average of the PMI was 52.9 and the average of the new order element of the PMI was 54.1, both indicating expansion. During the three month period ended March 31, 2014, the PMI in the US and the Eurozone maintained readings above 50. We are unable to predict whether the industrial economy, as measured by the PMI, will remain above the neutral reading of 50, strengthen or contract during the remainder of 2014. If the industrial economy as measured by the PMI begins to contract, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and result of operations.

Revenue Derived from Large Orders Could Adversely Affect our Gross Margin and Could Lead to Greater Variability in our Quarterly Results.    We define our large order business as orders with a value greater than $100,000. As a percent of our overall business, orders over $100,000 represented 20% and 22% of our total orders during the three month periods ended March 31, 2014 and 2013, respectively. These orders may be more sensitive to changes in the global industrial economy, may be subject to greater discount variability, lower gross margins, and may contract at a faster pace during an economic downturn. Historically, our gross margins have been relatively stable from period to period. To the extent that the amount of our revenue derived from larger orders increases in future periods, either in absolute dollars or as a percentage of our overall business, our gross margins could decline, and we could experience greater volatility and see a greater negative impact from future downturns in the global industrial economy. For example, during 2013, large orders, defined as orders with a value greater than $100,000, decreased by 3% year over year. However, excluding the impact of our largest customer, large orders grew by 20% in 2013 compared to 2012. This dynamic may also have an adverse effect on the historical seasonal pattern of our revenues and our results of operations. These types of orders also make managing inventory levels more difficult as we have in the past and may have to in the future build large quantities of inventory in anticipation of future demand that may not materialize.

Orders With a Value of Greater than One Million Dollars Expose Us to Significant Additional Business and Legal Risks that Could Have a Material Adverse Impact on our Business, Results of Operations and Financial Condition. In recent years, we have made a concentrated effort to increase our revenue through the pursuit of orders with a value greater than $1.0 million. During the three month periods ended March 31, 2014 and 2013, we received $12 million and $17 million, respectively, in new orders from our largest customer. In the three month periods ended March 31, 2014 and 2013, we recognized net revenue of $7 million and $4 million, respectively, from these orders. These types of orders expose us to significant additional business and legal risks compared to smaller orders. Our very large customers frequently require contract terms that vary substantially from our standard terms of sale. These orders can be accompanied by critical delivery commitments and severe contractual liabilities can be imposed on us if we fail to provide the quantity of product at the required delivery times. These customers may also impose product acceptance requirements and product performance evaluations which create uncertainty with respect to the timing of our ability to recognize revenue from such orders. In addition, these larger orders are more volatile, are subject to greater discount variability and may contract at a faster pace during an economic downturn. These contracts may also have supply constraint requirements which mandate that we allocate large product inventories for a specific contract. These inventory requirements expose us to higher risks of inventory obsolescence and can adversely impact our ability to provide adequate product supply to other customers.

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

Our Product Revenues are Dependent on Certain Industries.    Sales of our products are dependent on customers in certain industries, particularly the telecommunications, semiconductor, consumer electronics, automotive, automated test equipment, defense and aerospace industries. As we have experienced in the past, and as we may continue to experience in the future, downturns characterized by diminished product demand in any one or more of these industries may result in decreased sales, and a material adverse effect on our operating results. For example, personal computer (“PC”) shipments declined every quarter during 2013 and during the first quarter of 2014, Sony announced that it will exit the PC business by the end of 2014. Continued weakness or further contraction in PC shipments during the remainder of 2014 could have a material negative impact on our business as it may negatively impact the spending and investment patterns of many of the customers we serve across various industries and regions as many of our products allow our customers to equip industry-standard computers with our system design software and modular hardware.

 Our Current Domestic Cash Position May Not Be Sufficient to Fund our Domestic Cash Needs in the Next Twelve Months and We May Need to Seek Funding from External Sources or Repatriate Foreign Earnings.  At March 31, 2014, we had $410 million in cash, cash equivalents and short-term investments of which $324 million was held in operating and investment accounts of our foreign subsidiaries. On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association. The Loan Agreement provides for a $50 million unsecured revolving line of credit with a scheduled maturity date of May 9, 2018 (the “Maturity Date”). Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may choose to borrow funds against this line of credit in future periods in order to have sufficient domestic cash to fund continued dividends to our stockholders, to fund potential acquisitions or other domestic general corporate purposes without the need to repatriate foreign earnings. At March 31, 2014, we did not have any amounts outstanding or due as a result of borrowings under this line of credit.

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

We Operate in Intensely Competitive Markets.    The markets in which we operate are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than we have, and we may face further competition from new market entrants in the future. A key competitor is Agilent Technologies Inc. (“Agilent”). In 2013, Agilent announced plans to separate into two publicly traded companies; one in life sciences, diagnostics and applied markets that will retain the Agilent name and Keysight Technologies that will concentrate solely on the electronic measurement industry. Agilent has stated that it expects to complete the spin off of Keysight Technologies in the fall of 2014. Agilent offers hardware and software products that provide solutions that directly compete with our virtual instrumentation products and Agilent has released its own line of PXI based hardware. Agilent is aggressively advertising and marketing products that are competitive with our products. Because of Agilent’s strong position in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse effect on our operating results.  We cannot predict the impact Agilent’s spin off will have on the markets that we serve.

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

•	our ability to maintain and grow our business with our very large customers;
•	general market and economic conditions;
•	our ability to meet the volume and service requirements of our very large customers;
•	industry consolidation, including acquisitions by our competitors;
•	capacity utilization and the efficiency of manufacturing operations;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low cost geographies for manufacturing and/or distribution;
•	product pricing;
•	effectiveness of sales and marketing resources and strategies;
•	adequate supply of components and materials;
•	strategic relationships with our suppliers;
•	product quality and performance;
•	protection of our products by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	the outcome of any future litigation or commercial dispute;
•	barriers to entry imposed by competitors with significant market power in new markets; and,
•	government actions throughout the world.

There can be no assurance that we will be able to compete successfully in the future.

 We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results.    We have an operating budget for 2014. Our budget was established based on the estimated revenue from sales of our products which are based on anticipated economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. If demand for our products in the remainder of 2014 is less than the demand we anticipated in setting our 2014 budget, our operating results could be negatively impacted.

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

Our Quarterly Results are Subject to Fluctuations Due to Various Factors that May Adversely Affect Our Business and Result of Operations.  Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including:

•	changes in the global economy or global credit markets, particularly in the Euro zone;
•	increasing concentration in the amount of revenue derived from very large orders and the pricing, margins, and other terms of such orders;
•	fluctuations in foreign currency exchange rates;
•	changes in the mix of products sold;
•	the availability and pricing of components from third parties (especially limited sources);
•	the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales;
•	changes in pricing policies by us, our competitors or suppliers;
•	the timing, cost or outcome of any future intellectual property litigation or commercial disputes;
•	delays in product shipments; and,
•	disruptions in transportation channels.

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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect decreasing our consolidated sales by $4 million in the three month period ended March 31, 2014, and decreasing our consolidated sales by $77,000 in the three month period ended March 31, 2013. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing our consolidated operating expenses by $1.7 million in the three month period ended March 31, 2014, and increasing our consolidated operating expenses by $421,000 in the three month period ended March 31, 2013.

During the three month period ended March 31, 2014, there was mixed volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business with strengthening of the U.S. dollar against currencies in emerging markets and China along with a weakening of the U.S. dollar against the euro and British pound. During the three month period ended March 31, 2013, we saw high volatility in the Euro and British pound against the U.S. dollar and a significant strengthening of the U.S. dollar against the Japanese yen. We cannot predict to what degree or how long this volatility in the foreign currency exchange markets will continue. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

Our Tax Returns and Other Tax Matters are Subject to Examination by the U.S. Internal Revenue Service and Other Tax Authorities and Governmental Bodies and the Results of These Examinations Could Have a Material Adverse Effect on Our Financial Condition. We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. These uncertain tax positions are subject to examination by the U.S. Internal Revenue Service and other tax authorities. The Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax returns for 2010 and 2011 in the second quarter of 2013 and such examination is still ongoing.  There can be no assurance as to the outcome of these examinations. If the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be materially adversely affected.

Tax Law Changes in Hungary Could Have a Negative Impact on our Effective Tax Rate, Earnings and Results of Operations. The profit from our Hungarian operation benefits from the fact that it is subject to an effective income tax rate that is lower than the U.S. federal statutory tax rate of 35%. Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $1.6 million and $1.7 million for the three month periods ended March 31, 2014 and 2013, respectively. In addition, effective January 1, 2010, certain qualified research and development expenses in Hungary became eligible for an enhanced tax deduction. The enhanced tax deduction for research and development expenses resulted in income tax benefits of $2.5 million and $2.4 million for the three month periods ended March 31, 2014 and 2013, respectively. This tax benefit may not be available in future years due to changes in political conditions in Hungary or changes in tax laws in Hungary and in the U.S. The reduction or elimination of these benefits in Hungary or future changes in U.S. law pertaining to the taxation of foreign earnings could result in an increase in our future effective income tax rate which could have a material adverse effect on our operating results. No countries other than Hungary had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service with regard to any foreign jurisdictions.

 Our Income Tax Rate could be Affected by the Expiration of a Tax Holiday in Malaysia. Potential future profits from our new manufacturing facility in Penang, Malaysia are free of tax under a 15 year tax holiday effective January 1, 2013. The tax holiday resulted in an income tax benefit of $306,000 for the three month period ended March 31, 2014. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The expiration of the tax holiday in Malaysia or future changes in U.S. law pertaining to the taxation of foreign earnings could have a material adverse effect on our operating results.

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

Our Third Manufacturing Facility in Penang, Malaysia Could Adversely Affect our Gross Margin, Results of Operations and Earnings if Anticipated Demand is Not Achieved. Our new facility in Malaysia is intended to support our long term manufacturing and warehousing capacity needs. We are currently in the process of ramping up production at our manufacturing site in Penang, Malaysia. During 2014, we expect this site will produce around 20% to 30% of our total production, focused primarily on making existing products which will be transferred from our Hungarian production facility to support anticipated growth in our business. However, if demand for our products does not grow as expected or if it contracts in future periods, we will have excess warehousing and manufacturing capacity which will cause an increase in overhead that will likely negatively impact our gross margins and results of operations in future periods. In addition, we could experience other cost overruns with respect to our Malaysian facility including those associated with;

•	inefficiencies related to start-up operations of this facility;
•	cost overruns related to training a new workforce for this facility; or
•	inefficient inventory management.

Our Revenues are Subject to Seasonal Variations.    In previous years, our revenues have been characterized by seasonality, with revenues typically growing from the first quarter to the second quarter, being relatively constant from the second quarter to the third quarter, growing in the fourth quarter compared to the third quarter and declining in the first quarter of the following year from the fourth quarter of the preceding year. This historical trend has been affected and may continue to be affected in the future by broad fluctuations in the global industrial economy as well as the timing of new product introductions or any acquisitions. In addition, revenue derived from very large orders could have a significant impact on our historical seasonal trends as these orders may be more sensitive to changes in the global industrial economy, may be subject to greater volatility in timing and amount, greater discount variability, lower gross margins, and may contract at a faster pace during economic downturns. Our total operating expenses have in the past tended to increase in each successive quarter and have fluctuated as a percentage of revenue based on the seasonality of our revenue.

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

A Substantial Majority of our Manufacturing, Warehousing and Distribution Capacity is Located Outside of the United States. Our Hungarian manufacturing and warehouse facility sourced a substantial majority of our sales in 2012. In 2013, we transitioned some of this capacity to our manufacturing, warehouse and distribution facility in Penang, Malaysia and this transition is continuing in 2014.

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

Our Acquisitions are Subject to a Number of Related Costs and Challenges that Could Have a Material Adverse Effect on Our Business and Results of Operations.  In recent years, we completed several acquisitions. Achieving the anticipated benefits of an acquisition depends upon whether the integration of the acquired business, products or technology is accomplished efficiently and effectively. In addition, successful acquisitions generally require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and R&D efforts. These difficulties can become more challenging due to the need to coordinate geographically separated organizations, the complexities of the technologies being integrated, and the necessities of integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration of operations following an acquisition also requires the dedication of management resources, which may distract attention from our day-to-day business and may disrupt key R&D, marketing or sales efforts. Our inability to successfully integrate any of our acquisitions could harm our business. The existing products previously sold by entities we have acquired may be of a lesser quality than our products and/or could contain errors that produce incorrect results on which users rely or cause failure or interruption of systems or processes that could subject us to liability claims that could have a material adverse effect on our operating results or financial position. Furthermore, products acquired in connection with acquisitions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transactions.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our management’s certification of adequate disclosure controls and procedures as of March 31, 2014. Our most recent annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. Our most recent annual report on Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any shares of common stock during the first quarter of 2014. At March 31, 2014, there were 3,932,245 shares available for repurchase under a repurchase plan approved on April 21, 2010. This repurchase plan does not have an expiration date.

 ITEM 5.OTHER INFORMATION

From time to time our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Jeffrey L. Kodosky and James J. Truchard have made periodic sales of our stock pursuant to such plans.

ITEM 6	EXHIBITS
3.1(1)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(4)	Specimen of Common Stock certificate of the Company.
4.2(5)	Rights Agreement dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A.
10.1(4)	Form of Indemnification Agreement.
10.2(6)	1994 Incentive Plan, as amended.*
10.3(7)	1994 Employee Stock Purchase Plan, as amended.*
10.5(8)	National Instruments Corporation Annual Incentive Program, as amended.*
10.6(9)	2005 Incentive Plan.*
10.7(10)	2005 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.8(11)	2005 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.9(12)	2005 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.10(13)	2005 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.11(14)	2010 Incentive Plan.*
10.12(15)	2010 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.13(16)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.14(17)	2010 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.15(18)	2010 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.16(19)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.17(20)	Loan Agreement, dated as of May 9, 2013, by and among National Instruments Corporation, the guarantors from time to time party thereto and Wells Fargo Bank, National Association, as lender.
21.1(21)	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Registration Statement on Form 8-A on April 27, 2004.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(5)	Incorporated by reference to exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on January 28, 2004.
(6)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q on August 5, 2004.
(7)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on May 16, 2011.
(8)	Incorporated by reference to exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on February 24, 2012.
(9)	Incorporated by reference to exhibit A of the Company’s Proxy Statement dated and filed on April 4, 2005.
(10)	Incorporated by reference to exhibit 10.8 filed with the Company’s Form 10-Q on August 2, 2006.
(11)	Incorporated by reference to exhibit 10.9 filed with the Company’s Form 10-Q on August 2, 2006.
(12)	Incorporated by reference to exhibit 10.10 filed with the Company’s Form 10-Q on August 2, 2006.
(13)	Incorporated by reference to exhibit 10.11 filed with the Company’s Form 10-Q on August 2, 2006.
(14)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on May 17, 2010.
(15)	Incorporated by reference to exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
(16)	Incorporated by reference to exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
(17)	Incorporated by reference to exhibit 10.4 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
(18)	Incorporated by reference to exhibit 10.5 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
(19)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on April 25, 2014.
(20)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on May 13, 2013.
(21)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
*	Management Contract or Compensatory Plan or Arrangement
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

Dated:  May 1, 2014

NATIONAL INSTRUMENTS CORPORATION
By: /s/ Alex M. Davern
Alex M. Davern
EVP, Chief Operating Officer,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)