Form 10-Q
period 2014-06-30
NATIONAL INSTRUMENTS CORP /DE/
filed 2014-08-01
CIK 935494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2014 or

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

Large accelerated filer ☒Accelerated filer ☐Non-accelerated filer ☐Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2014
Common Stock - $0.01 par value	127,266,463

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.Financial Statements

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2014	2013
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$237,496	$230,263
Short-term investments	164,017	163,149
Accounts receivable, net	210,820	180,680
Inventories, net	167,294	172,109
Prepaid expenses and other current assets	75,709	49,001
Deferred income taxes, net	29,832	33,393
Total current assets	885,168	828,595
Property and equipment, net	263,709	260,568
Goodwill	146,433	146,520
Intangible assets, net	86,398	82,310
Other long-term assets	23,424	25,558
Total assets	$1,405,132	$1,343,551
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$63,982	$56,614
Accrued compensation	32,727	25,189
Deferred revenue - current	104,570	96,117
Accrued expenses and other liabilities	16,139	17,627
Other taxes payable	33,063	29,808
Total current liabilities	250,481	225,355
Deferred income taxes	42,374	44,620
Liability for uncertain tax positions	24,700	23,572
Deferred revenue - long-term	23,435	21,389
Other long-term liabilities	6,249	5,531
Total liabilities	347,239	320,467
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $0.01; 360,000,000 shares authorized; 127,263,260 and 125,690,240 shares issued and outstanding, respectively	1,273	1,257
Additional paid-in capital	635,640	604,330
Retained earnings	420,216	414,947
Accumulated other comprehensive income	764	2,550
Total stockholders’ equity	1,057,893	1,023,084
Total liabilities and stockholders’ equity	$1,405,132	$1,343,551

The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net sales:
Product	$288,224	$275,663	$550,488	$541,081
Software maintenance	24,487	20,463	46,897	41,533
Total net sales	312,711	296,126	597,385	582,614

Cost of sales:
Product	80,642	82,787	150,263	151,413
Software maintenance	1,179	1,028	2,760	2,642
Total cost of sales	81,821	83,815	153,023	154,055

Gross profit	230,890	212,311	444,362	428,559

Operating expenses:
Sales and marketing	119,374	112,561	231,290	226,631
Research and development	55,851	58,473	111,110	119,729
General and administrative	23,640	22,156	46,113	45,000
Acquisition related adjustment	-	-	-	(1,316)
Total operating expenses	198,865	193,190	388,513	390,044

Operating income	32,025	19,121	55,849	38,515

Other income:
Interest income	234	177	431	362
Net foreign exchange loss	(603)	(1,051)	(553)	(2,513)
Other income, net	265	400	353	424
Income before income taxes	31,921	18,647	56,080	36,788
Provision for income taxes	7,398	4,226	12,834	3,767

Net income	$24,523	$14,421	$43,246	$33,021

Basic earnings per share	$0.19	$0.12	$0.34	$0.27

Weighted average shares outstanding - basic	126,887	124,377	126,433	123,845

Diluted earnings per share	$0.19	$0.12	$0.34	$0.26

Weighted average shares outstanding - diluted	127,512	125,270	127,123	124,824

Dividends declared per share	$0.15	$0.14	$0.30	$0.28

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$24,523	$14,421	$43,246	$33,021
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	581	(325)	(558)	(3,249)
Unrealized (loss) gain on securities available-for-sale	(100)	36	92	(406)
Unrealized (loss) gain on derivative instruments	(87)	1,574	(1,960)	3,652
Other comprehensive loss, before tax	394	1,285	(2,426)	(3)
Tax expense (benefit) related to items of other comprehensive income	133	191	(640)	1,353
Other comprehensive income (loss), net of tax	261	1,094	(1,786)	(1,356)
Comprehensive income	$24,784	$15,515	$41,460	$31,665

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flow from operating activities:
Net income	$43,246	$33,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,357	33,555
Stock-based compensation	12,881	14,006
Tax benefit from deferred income taxes	1,398	(3,633)
Tax benefit from stock option plans	(1,055)	(2,042)
Changes in operating assets and liabilities:
Accounts receivable	(30,140)	14,358
Inventories	4,815	(14,732)
Prepaid expenses and other assets	(25,942)	(18,418)
Accounts payable	7,368	(10,612)
Deferred revenue	10,499	5,097
Taxes, accrued expenses and other liabilities	12,011	(6,208)
Net cash provided by operating activities	68,438	44,392

Cash flow from investing activities:
Capital expenditures	(22,109)	(33,147)
Capitalization of internally developed software	(16,797)	(8,073)
Additions to other intangibles	(1,634)	(2,710)
Purchases of short-term investments	(80,515)	(16,039)
Sales and maturities of short-term investments	79,647	35,234
Net cash used in investing activities	(41,408)	(24,735)

Cash flow from financing activities:
Proceeds from issuance of common stock	17,124	20,612
Dividends paid	(37,976)	(34,727)
Tax benefit from stock option plans	1,055	2,042
Net cash used in financing activities	(19,797)	(12,073)

Net change in cash and cash equivalents	7,233	7,584
Cash and cash equivalents at beginning of period	230,263	161,996
Cash and cash equivalents at end of period	$237,496	$169,580

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at June 30, 2014 and December 31, 2013,  and the results of our operations and comprehensive income for the three and six month periods ended June 30, 2014, and the cash flows for the six months ended June 30, 2014. Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six month periods ended June 30, 2014 and 2013, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)		(In thousands)
	(Unaudited)		(Unaudited)
	2014	2013	2014	2013
Weighted average shares outstanding-basic	126,887	124,377	126,433	123,845
Plus: Common share equivalents
Stock options, RSUs	625	893	690	979
Weighted average shares outstanding-diluted	127,512	125,270	127,123	124,824

Stock awards to acquire 13,500 shares and 538,100 shares for the three month periods ended June 30, 2014 and 2013, respectively, and 29,400 and 183,500 shares for the six month periods ended June 30, 2014 and 2013, respectively, were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.

Note 3 – Cash, cash equivalents and short-term investments

The following tables summarize unrealized gains and losses related to our cash, cash equivalents, and short-term investments designated as available-for-sale:

	As of June 30, 2014
(In thousands)	(Unaudited)
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$119,613	$-	$-	$-	$119,613
Money Market Accounts	117,883	-	-	-	117,883
Corporate bonds	80,835	91	(38)	(1,984)	78,904
U.S. treasuries and agencies	74,006	-	(18)	-	73,988
Foreign government bonds	8,862	8	-	(657)	8,213
Time deposits	2,912	-	-	-	2,912
Cash, cash equivalents, and short-term investments	$404,111	$99	$(56)	$(2,641)	$401,513

(In thousands)	December 31, 2013
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$142,058	$-	$-	$-	$142,058
Money Market Accounts	88,205	-	-	-	88,205
Corporate bonds	71,964	16	(146)	(1,218)	70,616
U.S. treasuries and agencies	72,459	26	-	-	72,485
Foreign government bonds	18,409	-	(7)	(1,266)	17,136
Time deposits	2,912	-	-	-	2,912
Cash, cash equivalents, and short-term investments	$396,007	$42	$(153)	$(2,484)	$393,412

The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale:

	As of June 30, 2014
(In thousands)	(Unaudited)
	Adjusted Cost	Fair Value
Due in less than 1 year	$49,083	$47,170
Due in 1 to 5 years	117,532	116,847
Total available-for-sale debt securities	$166,615	$164,017

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$32,618	$31,354
U.S. treasuries and agencies	4,691	4,691
Foreign government bonds	8,862	8,213
Time deposits	2,912	2,912
Total available-for-sale debt securities	$49,083	$47,170

Due in 1 to 5 years	Adjusted Cost	Fair Value
Corporate bonds	$48,217	$47,550
U.S. treasuries and agencies	69,315	69,297
Total available-for-sale debt securities	$117,532	$116,847

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Inputs that are not based on observable market data

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$117,883	$117,883	$-	$-
Short-term investments available for sale:
Corporate bonds	78,904	-	78,904	-
U.S. treasuries and agencies	73,988	-	73,988	-
Foreign government bonds	8,213	-	8,213	-
Time deposits	2,912	2,912	-	-
Derivatives	3,789	-	3,789	-
Total Assets	$285,689	$120,795	$164,894	$-

Liabilities
Derivatives	$(2,783)	$-	$(2,783)	$-
Total Liabilities	$(2,783)	$-	$(2,783)	$-

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$88,205	$88,205	$-	$-
Short-term investments available for sale:
Corporate bonds	70,616	-	70,616	-
U.S. treasuries and agencies	72,485	-	72,485	-
Foreign government bonds	17,136	-	17,136	-
Time deposits	2,912	2,912	-	-
Derivatives	6,908	-	6,908	-
Total Assets	$258,262	$91,117	$167,145	$-

Liabilities
Derivatives	$(4,742)	$-	$(4,742)	$-
Total Liabilities	$(4,742)	$-	$(4,742)	$-

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

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of similar instruments. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the six month period ended June 30, 2014. There were not any transfers in or out of Level 1 or Level 2 during the six month period ended June 30, 2014.

Our foreign government bonds consist of German government sovereign debt denominated in Euro with maximum remaining maturities of 12 months. Our short-term investments do not involve sovereign debt from any other country in Europe.

We did not have any items that were measured at fair value on a nonrecurring basis at June 30, 2014 and December 31, 2013.

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

We have operations in over 50 countries. Sales outside of the Americas accounted for approximately 62% of our revenues during each of the three month periods ended June 30, 2014 and 2013, and 61% and 60% during each of the six month periods ended June 30, 2014 and 2013, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

We held forward contracts with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of June 30, 2014	As of December 31,
	(Unaudited)	2013
Euro	$110,755	$75,886
Japanese yen	14,650	23,284
Hungarian forint	10,579	21,159
British pound	27,554	14,869
Malaysian ringgit	3,687	4,426
Total forward contracts notional amount	$167,225	$139,624

The contracts in the foregoing table had contractual maturities of 36 months or less at June 30, 2014 and December 31, 2013.

At June 30, 2014, we expect to reclassify $182,000 of gains on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $165,000 of gains on derivative instruments from accumulated OCI to cost of sales when the cost of sales are incurred and $165,000 of gains on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at June 30, 2014. Actual results may vary as a result of changes in the corresponding exchange rates subsequent to this date.

We did not record any ineffectiveness from our hedges during the three and six month periods ended June 30, 2014 and 2013.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 120 days. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss).” As of June 30, 2014 and December 31, 2013, we held foreign currency forward contracts with a notional amount of $67 million and $70 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, respectively.

Fair Values of Derivative Instruments:

	Asset Derivatives
	June 30, 2014		December 31, 2013
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$2,590	Prepaid expenses and other current assets	$4,825

Foreign exchange contracts - LT forwards	Other long-term assets	786	Other long-term assets	1,719
Total derivatives designated as hedging instruments		$3,376		$6,544

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$413	Prepaid expenses and other current assets	$364
Total derivatives not designated as hedging instruments		$413		$364

Total derivatives		$3,789		$6,908

	Liability Derivatives
	June 30, 2014		December 31, 2013
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(2,078)	Accrued expenses and other liabilities	$(3,350)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(69)	Other long-term liabilities	-
Total derivatives designated as hedging instruments		$(2,147)		$(3,350)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(636)	Accrued expenses and other liabilities	$(1,392)
Total derivatives not designated as hedging instruments		$(636)		$(1,392)

Total derivatives		$(2,783)		$(4,742)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the three month periods ended June 30, 2014 and 2013, respectively:

June 30, 2014
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$58	Net sales	$(231)	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	(142)	Cost of sales	101	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	(3)	Operating expenses	86	Net foreign exchange gain (loss)	-
Total	$(87)		$(44)		$-

June 30, 2013
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(268)	Net sales	$804	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	1,161	Cost of sales	(34)	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	681	Operating expenses	(9)	Net foreign exchange gain (loss)	-
Total	$1,574		$761		$-

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		June 30, 2014	June 30, 2013
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$(742)	$502

Total		$(742)	$502

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the six month periods ended June 30, 2014 and 2013, respectively:

June 30, 2014
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(977)	Net sales	$115	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	(739)	Cost of sales	182	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	(244)	Operating expenses	104	Net foreign exchange gain (loss)	-
Total	$(1,960)		$401		$-

June 30, 2013
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$3,995	Net sales	$1,962	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	(266)	Cost of sales	74	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	(77)	Operating expenses	(10)	Net foreign exchange gain (loss)	-
Total	$3,652		$2,026		$-

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		June 30, 2014	June 30, 2013
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$(810)	$1,826

Total		$(810)	$1,826

Note 6 – Inventories, net

Inventories, net consist of the following:

	June 30, 2014	December 31,
(In thousands)	(Unaudited)	2013

Raw materials	$77,152	$81,574
Work-in-process	6,667	4,958
Finished goods	83,475	85,577
	$167,294	$172,109

Note 7 – Intangible assets, net

Intangible assets at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014
(In thousands)	(Unaudited)			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$63,515	$(28,739)	$34,776	$48,947	$(25,706)	$23,241
Acquired technology	89,264	(60,259)	29,005	89,446	(54,253)	35,193
Patents	27,055	(11,758)	15,297	26,070	(11,045)	15,025
Other	28,916	(21,596)	7,320	28,517	(19,666)	8,851
	$208,750	$(122,352)	$86,398	$192,980	$(110,670)	$82,310

Software development costs capitalized for the three month periods ended June 30, 2014 and 2013 were $9.6 million and $5.5 million, respectively, and related amortization expense was $3.0 million and $3.5 million, respectively. For the six month periods ended June 30, 2014 and 2013, capitalized software development costs were $17.6 million and $8.5 million, respectively, and related amortization expense was $6.1 million and $7.2 million, respectively. Capitalized software development costs for the three month periods ended June 30, 2014 and 2013 included costs related to stock based compensation of $146,000 and $262,000, respectively. For the six month periods ended June 30, 2014 and 2013, capitalized software development costs included costs related to stock based compensation of $340,000 and $402,000, respectively. The related amounts in the table above are net of fully amortized assets.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Acquired technology and other intangible assets are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally 10 to 17 years. Total intangible assets amortization expenses were $7.3 million and $7.9 million for the three month periods ended June 30, 2014 and 2013, respectively, and $14.9 million and $16.3 million for the six month periods ended June 30, 2014 and 2013, respectively.

 Note 8 – Goodwill

The carrying amount of goodwill as of June 30, 2014, was as follows:

Amount
(In thousands)
Balance as of December 31, 2013	$146,520
Purchase price adjustments	-
Foreign currency translation impact	(87)
Balance as of June 30, 2014 (unaudited)	$146,433

The excess purchase price over the fair value of assets acquired is recorded as goodwill. As we have one operating segment, we allocate goodwill to one reporting unit for goodwill impairment testing. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 28, 2014. No impairment of goodwill was identified during 2014 or 2013. Goodwill is deductible for tax purposes in certain jurisdictions.

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

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $24.7 million and $23.6 million of unrecognized tax benefits at June 30, 2014 and December 31, 2013, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross increase in unrecognized tax benefits of $471,000 and $976,000 for the three and six month periods ended June 30, 2014, respectively, as a result of tax positions taken during these periods. Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2014, we had approximately $1.5 million accrued for interest related to uncertain tax positions. The tax years 2007 through 2013 remain open to examination by the major taxing jurisdictions to which we are subject.  The Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax returns for 2010 and 2011 in the second quarter of 2013 and such examination was not complete as of June 30, 2014.  However, in July 2014, we agreed to the IRS findings. Although such matter is still subject to final processing by the IRS, we believe the chance of further changes to the current IRS findings for 2010 and 2011 is remote and such matter is effectively settled. Accordingly, we anticipate recognizing tax benefits of $13.9 million in the three month period ended September 30, 2014 related to 2010 and 2011 intercompany transfer pricing activity.

Our provision for income taxes reflected an effective tax rate of 23% for each of the three month periods ended June 30, 2014 and 2013, and 23% and 10% for the six month periods ended June 30, 2014 and 2013, respectively. For the three and six month periods ended June 30, 2014, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, and a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit. For the three and six month periods ended June 30, 2013, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, the research and development tax credit, and a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit.

Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $2.4 million and $1.5 million for the three month periods ended June 30, 2014 and 2013, respectively, and $4.0 million and $3.2 million for the six month periods ended June 30, 2014 and 2013, respectively. No countries other than Hungary had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the IRS with regard to any foreign jurisdictions.

The tax position of our Hungarian operation continues to benefit from assets created by the restructuring of our operations in Hungary. In addition, our research and development activities in Hungary continue to benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. Partial release of the valuation allowance on assets from the restructuring and the enhanced tax deduction for research expenses resulted in income tax benefits of $3.2 million and $2.3 million for the three month periods ended June 30, 2014 and 2013, respectively, and $5.8 million and $4.7 million for the six month periods ended June 30, 2014 and 2013, respectively.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2027. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The tax holiday resulted in an income tax benefit of $6,000 and $311,000 for the three and six month periods ended June 30, 2014, respectively.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward and option contracts and securities classified as available-for-sale. The accumulated other comprehensive income, net of tax, for the six month periods ended June 30, 2014 and 2013, consisted of the following:

	June 30, 2014
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2013	$1,311	$(1,066)	$2,305	$2,550
Current-period other comprehensive (loss) income	(558)	92	(1,559)	(2,025)
Reclassified from accumulated OCI into income	-	-	(401)	(401)
Income tax (benefit) expense	(120)	39	(559)	(640)
Balance as of June 30, 2014	$873	$(1,013)	$904	$764

	June 30, 2013
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2012	$208	$(620)	$1,256	$844
Current-period other comprehensive (loss) income	(3,249)	(406)	5,678	2,023
Reclassified from accumulated OCI into income	-	-	(2,026)	(2,026)
Income tax expense	1	19	1,333	1,353
Balance as of June 30, 2013	$(3,042)	$(1,045)	$3,575	$(512)

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

Awards under the plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares under the options vests over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and revenue growth but shares cannot accelerate to vest over a period of less than five years. Stock options must be exercised within ten years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the six month period ended June 30, 2014, we did not make any changes in accounting principles or methods of estimates related to the 1994 Plan.

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

Our stockholders approved our 2010 Incentive Plan (the “2010 Plan”) on May 11, 2010. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 3,362,304 shares of common stock that were reserved but not issued under the 1994 Plan and the 2005 Plan as of May 11, 2010, and any shares that are returned to the 1994 Plan and the 2005 Plan as a result of forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2010 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three,  five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. There were 3,114,411 shares available for grant under the 2010 Plan at June 30, 2014.

We estimate potential forfeitures of RSUs and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the six month period ended June 30, 2014, we did not make any changes in accounting principles or methods of estimates related to the 2010 Plan.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. On May 12, 2014, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan. At June 30, 2014, we had 792,683 shares of common stock reserved for future issuance under this plan. We issued 588,059 shares under this plan in the six month period ended June 30, 2014. The weighted average purchase price of the employees’ purchase rights was $23.92 per share. During the six month period ended June 30, 2014, we did not make any changes in accounting principles or methods of estimates with respect to such plan.

Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

We have 5,000,000 authorized shares of preferred stock. On January 21, 2004, our Board of Directors designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with the adoption of a Preferred Stock Rights Agreement which expired on May 10, 2014. There were not any shares of preferred stock issued and outstanding at June 30, 2014.

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

  Total net sales, operating income, interest income and long-lived assets, classified by the major geographic areas in which we operate, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2014	2013	2014	2013
Net sales:
Americas	$120,013	$112,522	$235,119	$232,239
Europe	83,597	74,611	167,454	153,672
East Asia	80,742	81,574	142,090	142,344
Emerging Markets	28,359	27,419	52,722	54,359
	$312,711	$296,126	$597,385	$582,614

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2014	2013	2014	2013
Operating income:
Americas	$6,031	$5,673	$12,992	$18,596
Europe	36,172	30,037	73,481	62,996
East Asia	35,829	33,524	63,029	59,766
Emerging Markets	9,844	8,360	17,457	16,886
Unallocated:
Research and development expenses	(55,851)	(58,473)	(111,110)	(119,729)
	$32,025	$19,121	$55,849	$38,515

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2014	2013	2014	2013
Interest income:
Americas	$8	$(2)	$18	$19
Europe	199	152	367	284
East Asia	8	8	15	14
Emerging Markets	19	19	31	45
	$234	$177	$431	$362

	June 30, 2014	December 31, 2013
	(Unaudited)
Long-lived assets:
Americas	$119,802	$120,829
Europe	54,344	51,038
East Asia	4,087	4,162
Emerging Markets	85,476	84,539
	$263,709	$260,568

Total sales outside the U.S. for the three month periods ended June 30, 2014 and 2013 were $200 million and $192 million, respectively, and $379 million and $372 million for the six month periods ended June 30, 2014 and 2013, respectively.

Note 13 - Debt

On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association. The Loan Agreement provides for a $50 million unsecured revolving line of credit with a scheduled maturity date of May 9, 2018 (the “Maturity Date”). Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Loan Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Loan Agreement. As of June 30, 2014, we had $50 million available for borrowings under this revolving line of credit.

The loans bear interest, at our option, at a base rate determined in accordance with the Loan Agreement, plus a spread of 0.0% to 0.5%, or a LIBOR rate plus a spread of 1.125% to 2.0%, in each case with such spread determined based on a ratio of consolidated indebtedness to EBITDA, determined in accordance with the Loan Agreement. Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date. We are also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.175% to 0.300%, with such rate determined based on the ratio described above. The Loan Agreement contains customary affirmative and negative covenants. The affirmative covenants include, among other things, delivery of financial statements, compliance certificates and notices; payment of taxes and other obligations; maintenance of existence; maintenance of properties and insurance; and compliance with applicable laws and regulations. The negative covenants include, among other things, limitations on indebtedness, liens, mergers, consolidations, acquisitions and sales of assets, investments, changes in the nature of the business, affiliate transactions and certain restricted payments. The Loan Agreement also requires us to maintain a ratio of consolidated indebtedness to EBITDA equal to or less than 3.25 to 1.00, and a ratio of consolidated EBITDA to interest expense greater than or equal to 3.00 to 1.00, in each case determined in accordance with the Loan Agreement. As of June 30, 2014, we were in compliance with all covenants in the Loan Agreement.

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

The warranty reserve for the six month periods ended June 30, 2014 and 2013, respectively, was as follows:

	Six Months Ended June 30,
(In thousands)	(Unaudited)
	2014	2013
Balance at the beginning of the period	$1,764	$1,435
Accruals for warranties issued during the period	3,225	1,459
Settlements made (in cash or in kind) during the period	(3,119)	(1,392)
Balance at the end of the period	$1,870	$1,502

As of June 30, 2014, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $9 million over the next twelve months.

As of June 30, 2014, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $13 million, which are generally payable over the next twelve months.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 (fiscal year 2017 for the Company) and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company has not yet determined the potential effects of the adoption of ASU 2014-09 on its Consolidated Financial Statements.

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

On July 23, 2014, our Board of Directors declared a quarterly cash dividend of $0.15 per common share, payable on September 2, 2014, to stockholders of record on August 11, 2014.

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

We sell into test and measurement (“T&M”) and industrial/embedded applications in a broad range of industries and are subject to the economic and industry forces which drive those markets. It has been our experience that the performance of these industries and our performance are impacted by general trends in industrial production for the global economy and by the specific performance of certain vertical markets that are intensive consumers of measurement technologies. Examples of these markets are semiconductor capital equipment, telecom and mobile devices, consumer electronics, defense, aerospace and automotive.

Leveraging a worldwide sales, distribution and manufacturing network

We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 62% of our revenues during each of the three month periods ended June 30, 2014 and 2013, and 61% and 60% for the six month periods ended June 30, 2014 and 2013, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 12 - Segment information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and long-lived assets).

We manufacture a substantial majority of our products at our facilities in Debrecen, Hungary and Penang, Malaysia. Additional production, primarily of RF products and of low volume, complex or newly introduced products is done in Austin, Texas, however, we will be transitioning substantially all of our Austin, Texas based manufacturing activities to our manufacturing facilities in Hungary and Malaysia over the next 12 to 18 months. In 2014, our site in Malaysia is expected to produce approximately 20% to 30% of our global production. This production is being generated by transferring existing products from our Hungarian production facility in support of anticipated growth in our business and introducing new products directly into our Malaysian facility. Our site in Hungary is expected to produce approximately 65% to 75% of our global production in 2014. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. Most of the electronic circuit card assemblies, modules and chassis are manufactured in house, although subcontractors are used from time to time. The majority of our electronic cable assemblies are produced by subcontractors; however, we do manufacture some on an exception basis. Our software duplication, technical manuals and product support documentation is primarily produced by subcontractors.

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

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. In assessing our business, we consider the trends in the Global Purchasing Managers’ Index (“PMI”), global industrial production as well as industry reports on the specific vertical industries that we target. In the three months ended June 30, 2014, the average of the PMI was 52.2 and the average of the new order element of the PMI was 53.3, both indicating economic expansion. We are unable to predict whether the industrial economy, as measured by the PMI, will remain above the neutral reading of 50, strengthen or contract during the remainder of 2014.

During the three month periods ended June 30, 2014 and 2013, we received $27 million and $13 million in new orders from our largest customer, respectively, and in the six month periods ended June 30, 2014 and 2013, we received $39 million and $30 million in new orders from this customer, respectively. During the three month periods ended June 30, 2014 and 2013, we recognized net revenue of $20 million and $23 million from these orders, respectively, and recognized net revenue of $27 million from these orders during each of the six month periods ended June 30, 2014 and 2013. The timing and amount of orders from this customer are unpredictable and therefore can cause unusual variations in the results and trends of our business. In the second quarter of 2014, we saw 4% year-over-year growth from orders under $20,000, 6% year-over-year growth from orders between $20,000 and $100,000, and 43% year-over-year growth from orders over $100,000. Excluding our largest customer, orders over $100,000 were up 22% year over year.

The improvement in the global PMI during the first half of 2014 and the reported second quarter improvement in personal computer sales give us confidence in the continued recovery of the industrial economy as we move through the remainder of 2014. However, we remain concerned with other economic and political events we saw during the first half of 2014. Of particular concern are the most recent sanctions against Russia by the European Union (EU) and the U.S. Such sanctions may limit access by Russian financial institutions to capital markets, impose embargoes on certain goods, or restrict sales of sensitive technologies, which alone or in combination may have a material adverse effect on our revenues and the financial results of our operations. In addition, we remain concerned about the geopolitical instability in the Middle East as well as the continued volatility of the currency markets in the emerging economies which could negatively impact the broader industrial economy. If the industrial economy as measured by the PMI begins to contract, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and results of operations.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2014	2013	2014	2013
Net sales:
Americas	38.4%	38.0%	39.4%	39.9%
Europe	26.7	25.2	28.0	26.4
East Asia	25.8	27.5	23.8	24.4
Emerging Markets	9.1	9.3	8.8	9.3
Consolidated net sales	100.0	100.0	100.0	100.0
Cost of sales	26.2	28.3	25.6	26.4
Gross profit	73.8	71.7	74.4	73.6
Operating expenses:
Sales and marketing	38.2	38.0	38.7	38.9
Research and development	17.9	19.7	18.6	20.6
General and administrative	7.6	7.5	7.7	7.7
Acquisition related adjustment	-	-	0.0	(0.20)
Total operating expenses	63.6	65.2	65.0	66.9
Operating income	10.2	6.5	9.3	6.6
Other income (expense):
Interest income	0.1	0.1	0.1	0.1
Net foreign exchange (loss) gain	(0.2)	(0.4)	(0.1)	(0.4)
Other income, net	0.1	0.1	0.1	0.1
Income before income taxes	10.2	6.3	9.4	6.3
Provision for (benefit from) income taxes	2.4	1.4	2.1	0.6
Net income	7.8%	4.9%	7.2%	5.7%

  Figures may not sum due to rounding.

Results of Operations for the three and six month periods ended June 30, 2014 and 2013

Net Sales.  Our net sales were $313 million and $296 million for the three month periods ended June 30, 2014 and 2013, respectively, an increase of 6%. For the same periods, product sales were $288 million and $276 million, an increase of 5%, and software maintenance sales were $24 million and $20 million, an increase of 20%. Software maintenance sales grew at a faster rate than overall net sales as a result of a greater mix of software sales during the three month period ended June 30, 2014, compared to the three month period ended June 30, 2013.

For the six month periods ended June 30, 2014 and 2013, our consolidated net sales were $597 million and $583 million, respectively, an increase of 3%. For the same periods, product sales were $550 million and $541 million, respectively, an increase of 2%, and software maintenance sales were $47 million and $42 million, respectively, an increase of 13%. Software maintenance sales grew at a faster rate than overall net sales as a result of a greater mix of software sales during the six month period ended June 30, 2014, compared to the six month period ended June 30, 2013.

We do not typically maintain a large amount of order backlog as orders typically translate to sales quickly. As such, any change in the pattern of our orders will typically have an impact on our net sales in the short term.

During the three month period ended June 30, 2014, we implemented a moderate price increase which had less than a 2% impact on our net sales. We did not take any significant action with regard to pricing during the three or six month periods ended June 30, 2013.

Large orders, defined as orders with a value greater than $100,000, increased by 43% year over year during the three months ended June 30, 2014, compared to the year over year decrease of 30% in the three month period ended June 30, 2013. In the six month period ended June 30, 2014, large orders increased by 15% year over year compared to year over year decrease of 5% during the six month period ended June 30, 2013. A significant amount of our large order growth in the three month and six month periods ended June 30, 2014, compared to the comparable periods in 2013 was the result of orders from our largest customer. Year over year, orders from this customer increased by 117% in the three month period ended June 30, 2014, and increased by 31% in the six month period ended June 30, 2014. Excluding the impact of our largest customer, large orders increased by 22% year over year during the three month period ended June 30, 2014, and increased by 10% year over year during the six month period ended June 30, 2014, compared to the six month period ended June 30, 2013. Orders from our largest customer are discussed in more detail below. During the three month periods ended June 30, 2014 and 2013, large orders were 26% and 21% of our total orders, respectively, and for the six month periods ended June 30, 2014 and 2013, large orders were 23% and 22% of our total orders, respectively. Larger orders are more volatile, are subject to greater discount variability and may contract at a faster pace during an economic downturn.

With respect to our largest customer, we are serving four different applications for this customer, each involving the use of LabVIEW and the NI PXI platform. During the three month period ended June 30, 2014 and 2013, we received $27 million and $13 million, respectively, in new orders from our largest customer. During the six month periods ended June 30, 2014 and 2013, we received $39 million and $30 million, respectively, in new orders from this same customer. In the three month periods ended June 30, 2014 and 2013, we recognized net revenue of $20 million and $23 million, respectively, from these orders, and in each of the six month periods ended June 30, 2014 and 2013, we recognized net revenue from these orders of $27 million.

For the three month periods ended June 30, 2014, and 2013, net sales in the Americas were $120 million and $113 million, respectively, an increase of 7%. Sales in the Americas, as a percentage of consolidated sales were 38% in each of the three month periods ended June 30, 2014, and 2013. In Europe, net sales were $84 million and $75 million in the three month periods ended June 30, 2014, and 2013, respectively, an increase of 12%. Sales in Europe, as a percentage of consolidated sales were 27% and 25% in the three month periods ended June 30, 2014 and 2013, respectively. In East Asia, net sales were $81 million and $82 million in the three month periods ended June 30, 2014 and 2013, respectively, a decrease of 1%. Sales in East Asia, as a percentage of consolidated sales were 26% and 28% in the three month periods ended June 30, 2014 and 2013, respectively. In Emerging Markets, net sales were $28 million and $27 million in the three month periods ended June 30, 2014 and 2013, respectively, a increase of 4%. Sales in Emerging Markets, as a percentage of consolidated sales were 9% in each of the three month periods ended June 30, 2014 and 2013.

For the six month periods ended June 30, 2014 and 2013, net sales in the Americas were $235 million and $232 million, respectively, an increase of 1%. Sales in the Americas, as a percentage of consolidated sales were 39% and 40% in the six month periods ended June 30, 2014 and 2013, respectively. In Europe, net sales were $167 million and $154 million in the six month periods ended June 30, 2014 and 2013, respectively, an increase of 9%. Sales in Europe, as a percentage of consolidated sales were 28% and 26% in the six month periods ended June 30, 2014 and 2013, respectively. In East Asia, net sales were $142 million in each of the six month periods ended June 30, 2014 and 2013. Sales in East Asia, as a percentage of consolidated sales were 24% in each of the six month periods ended June 30, 2014 and 2013. In Emerging Markets, net sales were $53 million and $54 million in the six month periods ended June 30, 2014 and 2013, respectively, a decrease of 3%. Sales in Emerging Markets, as a percentage of consolidated sales were 9% in each of the six month periods ended June 30, 2014 and 2013.

We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), Europe, East Asia, and Emerging Markets are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. For the three month period ended June 30, 2014, in local currency terms, our consolidated net sales increased by $15 million or 5%, Americas sales increased by $8 million or 7%, European sales increased by $5 million or 7%, East Asia sales decreased by $1 million or 1%, and Emerging Markets sales increased by $3 million or 11%, compared to the three month period ended June 30, 2013. During this same period, the change in exchange rates had the effect of increasing our consolidated sales by $1.5 million or 0.5%, decreasing Americas sales by $659,000 or 0.6%, increasing European sales by $4.7 million or 6%, decreasing East Asia sales by $439,000 or 0.5%, and decreasing sales in Emerging Markets by $2.1 million or 8%.

For the six month period ended June 30, 2014, in local currency terms, our consolidated net sales increased by $18 million or 3%, Americas sales increased by $5 million or 2%, European sales increased by $9 million or 6%, East Asia sales increased by $1 million or 1%, and Emerging Markets sales increased by $3 million or 5%, compared to the six month period ended June 30, 2013. During this same period, the change in exchange rates had the effect of decreasing our consolidated sales by $2.9 million or 0.5%, decreasing Americas sales by $2.2 million or 1%, increasing European sales by $6.8 million or 4%, decreasing East Asia sales by $3 million or 2%, and decreasing sales in Emerging Markets by $4.6 million or 8%.

To help protect against changes in U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue denominated in foreign currencies with average rate forward contracts. During the three month period ended June 30, 2014, these hedges had the effect of decreasing our consolidated sales by $231,000 and during the three month period ended June 30, 2013, these hedges had the effect of increasing our consolidated sales by $804,000. During the six month periods ended June 30, 2014 and June 30, 2013, these hedges had the effect of increasing our consolidated sales by $115,000 and $2.0 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2014 and 2013).

Gross Profit. For the three month periods ended June 30, 2014 and 2013, gross profit was $231 million and $212 million, respectively, an increase of 9%. As a percentage of sales, gross profit was 74% and 72% for the three month periods ended June 30, 2014 and 2013, respectively. For the six month periods ended June 30, 2014 and 2013, gross profit was $444 million and $429 million, respectively, an increase of 4%. As a percentage of sales, gross profit was 74% for each of the six month periods ended June 30, 2014 and 2013. During the three month period ended June 30, 2014, our gross margin was impacted favorably by higher production volumes in response to higher sales volumes, improved sales mix of products, such as software, with higher margins and a moderate price increase which had an overall impact of less than 2% on our net sales. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle.

For the three month periods ended June 30, 2014 and 2013, the change in exchange rates had the effect of increasing our cost of sales by $1.5 million and decreasing our cost of sales by $206,000, respectively. For the six month periods ended June 30, 2014 and 2013, the change in exchange rates had the effect of decreasing our cost of sales by $648,000 and $200,000, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During the three month periods ended June 30, 2014 and 2013, these hedges had the effect of decreasing our cost of sales by $101,000 and increasing our cost of sales by $34,000, respectively. During the six month periods ended June 30, 2014 and 2013, these hedges had the effect of decreasing our cost of sales by $182,000 and $74,000, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2014 and 2013).

Operating Expenses. For the three month periods ended June 30, 2014 and 2013, operating expenses were $199 million and $193 million, respectively, an increase of 3%. As a percent of sales, operating expenses were 64% and 65% for the three month periods ended June 30, 2014 and 2013, respectively. For the three month period ended June 30, 2014, the increase in our operating expenses was due to an increase in personnel related expenses of $10 million offset by a $4 million decrease in software development costs. The increase in personnel related expenses was driven by an increase in commissions due to higher sales volume, an increase in variable compensation due to the overall improvement in our operating results compared to the three month period ended June 30, 2013, as well as raises for eligible employees. The decrease in our software development costs coincides with the increase in our capitalized software compared to the three month period ended June 30, 2013. Over the same period, the net impact of changes in foreign currency exchange rates increased our operating expense by $127,000.

For the six month periods ended June 30, 2014 and 2013, operating expenses were $389 million and $390 million, respectively. As a percent of sales, operating expenses were 65% and 67% for the six month periods ended June 30, 2014 and 2013, respectively. For the six month period ended June 30, 2014, we saw an increase in personnel related expenses of $11 million offset by a $9 million decrease in software development costs. The increase in personnel related expenses was driven by an increase in commissions due to higher sales volumes as well as an increase variable compensation due to the overall improvement in our operating results compared to the six month period ended June 30, 2013. The decrease in our software development costs coincides with the $9 million increase in our capitalized software compared to the six month period ended June 30, 2013. The increase in our capitalized software is consistent with our focus on new product development to support future growth in our business. Over the same period, the net impact of changes in foreign currency exchange rates decreased our operating expenses by $1.6 million.

We believe that our long-term growth and success depends on developing high quality software and hardware products on a timely basis. We are focused on leveraging recent investments in research and development and in our field sales force and taking actions to help ensure those resources are focused in areas and initiatives that will contribute to future growth in our business. For the three month periods ended June 30, 2014 and 2013, our sales and marketing expenses were $119 million and $113 million, respectively, and research and development expenses were $56 million and $58 million, respectively. For the six month periods ended June 30, 2014 and 2013, our sales and marketing expenses were $231 million and $227 million, respectively, and research and development expenses were $111 million and $120 million, respectively. Sales and marketing headcount increased by 75 from June 30, 2013 to June 30, 2014. Research and development headcount decreased by 24 from June 30, 2013 to June 30, 2014.

From a regional perspective, the decrease in research and development expenses had a larger impact on the operating expenses of the Americas as the Americas absorbed $3.2 million of the overall $2.6 million decrease while the other regions offset this by a $619,000 increase in research and development expenses in the three month period ended June 30, 2014. In the six month period ended June 30, 2014, the $9 million decrease was primarily in the Americas.

Operating Income.  For the three month period ended June 30, 2014 and 2013, operating income was $32 million and $19 million, respectively, an increase of 67%. As a percentage of net sales, operating income was 10% and 6%, respectively, in these same periods. For the six month periods ended June 30, 2014 and 2013, operating income was $56 million and $39 million, respectively, an increase of 45%. As a percentage of net sales, operating income was 9% and 7%, respectively, in these same periods. The increases in operating income in absolute dollars and as a percentage of sales for the three and six month periods ended June 30, 2014, compared to the three and six month periods ended June 30, 2013, are attributable to the factors discussed in Net Sales, Gross Profit and Operating Expenses above.

Interest Income.    For the three month periods ended June 30, 2014 and 2013, interest income was $234,000 and $177,000, respectively. For the six month periods ended June 30, 2014 and 2013, interest income was $431,000 and $362,000, respectively. We continue to see low yields for high quality investment alternatives that comply with our corporate investment policy. We do not expect yields in these types of investments to increase significantly during the remainder of 2014.

Net Foreign Exchange Loss.    For the three month periods ended June 30, 2014 and 2013, net foreign exchange loss was $(603,000) and $(1.1) million, respectively. During the six month periods ended June 30, 2014 and 2013, net foreign exchange loss was $(553,000) and $(2.5) million, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During the three and six month periods ended June 30, 2014, there was mixed volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business with strengthening of the U.S. dollar against currencies in emerging markets, particularly the Russian ruble, the Chinese yuan and the Hungarian forint along with a weakening of the U.S. dollar against the Euro and British pound. We cannot predict the direction or degree of future volatility in these exchange rates. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange gain (loss)”. Our hedging strategy decreased our foreign exchange gains by $742,000 in the three month period ended June 30, 2014 and decreased our foreign exchange losses by $502,000 in the three month period ended June 30, 2013. Our hedging strategy decreased our foreign exchange gains by $810,000 in the six month period ended June 30, 2014, and decreased our foreign exchange losses by $1.8 million in the six month period ended June 30, 2013.

Provision for Income Taxes.    For each of the three month periods ended June 30, 2014 and 2013, our provision for income taxes reflected an effective tax rate of 23%. For the six month periods ended June 30, 2014 and 2013, our provision for income taxes reflected an effective tax rate of 23% and 10%, respectively.  The factors that caused our effective tax rate to change year-over-year are detailed in the table below:

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
	(Unaudited)	(Unaudited)
Effective tax rate at June 30, 2013	23%	10%
Change in profit in foreign jurisdictions with reduced tax rates	(2)	-
Change in enhanced deduction for certain research and development expenses	2	2
Change in intercompany profit	(2)	(2)
Change in tax benefit from equity awards	-	1
Change in research and development tax credit	3	12
Other	(1)	-
Effective tax rate at June 30, 2014	23%	23%

The Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax returns for 2010 and 2011 in the second quarter of 2013 and such examination was not complete as of June 30, 2014.  However, in July 2014, we agreed to the IRS findings. Although such matter is still subject to final processing by the IRS, we believe the chance of further changes to the current IRS findings for 2010 and 2011 is remote and such matter is effectively settled. Accordingly, we anticipate recognizing tax benefits of $13.9 million in the three month period ended September 30, 2014 related to 2010 and 2011 intercompany transfer pricing activity.

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

 Charges related to stock-based compensation, amortization of acquired intangibles and acquisition related transaction costs.      For the three and six month periods ended June 30, 2014 and 2013, the charges related to stock-based compensation as a component of cost of sales, sales and marketing, research and development, general and administrative, the associated provision for income taxes and the total charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2014	2013	2014	2013
Stock-based compensation
Cost of sales	$358	$408	$799	$829
Sales and marketing	2,767	2,926	5,578	5,999
Research and development	2,273	2,596	4,724	5,333
General and administrative	930	942	1,780	1,845
Provision for income taxes	(1,797)	(1,877)	(3,633)	(3,691)
Total	$4,531	$4,995	$9,248	$10,315

For the three and six month periods ended June 30, 2014 and 2013, the charges related to the amortization of acquisition related intangibles as a component of cost of sales, sales and marketing, research and development, other income, net, the associated provision for income taxes and the total charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2014	2013	2014	2013
Amortization of acquired intangibles
Cost of sales	$2,663	$2,613	$5,329	$5,373
Sales and marketing	452	498	918	1,016
Research and development	400	569	806	1,242
Other income, net	167	188	337	381
Provision for income taxes	(1,216)	(1,268)	(2,440)	(2,618)
Total	$2,466	$2,600	$4,950	$5,394

For the three and six month periods ended June 30, 2014 and 2013, the charges related to acquisition related transaction costs as a component of cost of sales, sales and marketing, research and development, general and administrative, acquisition related adjustments, the associated provision for income taxes and the total charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2014	2013	2014	2013
Acquisition related transaction costs
Cost of sales	$-	$3	$-	$3
Sales and marketing	88	142	176	260
Research and development	153	266	306	410
General and administrative	42	69	107	175
Acquisition related adjustment	-	-	-	(1,316)
Provision for income taxes	(99)	(153)	(206)	(259)
Total	$184	$327	$383	$(727)

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments.  Cash, cash equivalents and short-term investments increased by $8 million to $402 million at June 30, 2014 from $393 million at December 31, 2013. The following table presents our working capital, cash and cash equivalents and short-term investments:

	June 30, 2014	December 31,
(In thousands)	(unaudited)	2013	Increase

Working capital	$634,687	$603,240	$31,447
Cash and cash equivalents (1)	237,496	230,263	7,233
Short-term investments (1)	164,017	163,149	868
Total cash, cash equivalents and short-term investments	$401,513	$393,412	$8,101

(1) Included in working capital

During the six month period ended June 30, 2014, our working capital increased by $31 million. Overall, current assets increased by $57 million while current liabilities increased by $25 million. The increase in our current assets was the result of an $8 million increase in cash, cash equivalents and short-term investments, an increase in accounts receivable of $30 million and an increase in prepaid expense and other current assets of $27 million. These increases were offset by a decrease in inventory of $4.8 million and a decrease in deferred income taxes of $3.6 million. The increase in current liabilities was the result of an increase in accounts payable of $7.4 million, an increase in accrued compensation of $7.5 million and an increase in deferred revenue of $8.5 million. The overall increases in working capital can be attributed to our overall profitability during the six month period ended June 30, 2014.

Accounts receivable increased by $30 million to $211 million at June 30, 2014, from $181 million at December 31, 2013. Days sales outstanding increased to 59 days at June 30, 2014, compared to 57 days at December 31, 2013. The increase in accounts receivable is the result of a high volume of our sales occurring in the last month of the three month period ended June 30, 2014.

Inventory decreased by $4.8 million to $167 million at June 30, 2014, from $172 million at December 31, 2013. Inventory turns remained unchanged at 1.8 at June 30, 2014 and December 31, 2013. The decrease in inventory was driven by the increase in sales during the three month period ended June 30, 2014.

Prepaid expenses and other current assets increased $27 million to $76 million at June 30, 2014, from $49 million at December 31, 2013. The increase in prepaid expenses and other current assets is a result of the timing of payments of U.S. federal taxes as well as value added taxes (VAT) in various jurisdictions and insurance and maintenance contracts.

Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our cash and investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $8 million U.S. dollar equivalent of German government sovereign debt and $25 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. Our German government sovereign debt holdings have a maximum remaining maturity of 12 months and carry Aaa/AAA ratings. Our short-term investments do not include sovereign debt from any other countries in Europe. At June 30, 2014, we had $402 million in cash, cash equivalents and short-term investments. Approximately $62 million or 15% of these amounts were held in domestic accounts with various financial institutions and $340 million or 85% was held in accounts outside of the U.S. with various financial institutions. At June 30, 2014, we had cash and cash equivalents of $237 million of which $62 million or 26% was held in domestic accounts and $176 million or 74% was held in various accounts of our foreign subsidiaries. At June 30, 2014, we had short-term investments of $164 million, all of which was held in investment accounts of our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

Cash Provided by and (Used in) in the six month period ended June 30, 2014. The following table summarizes the proceeds and (uses) of cash:

	Six Months Ended June 30,
(In thousands)	(unaudited)
	2014	2013
Cash provided by operating activities	$68,438	$44,392
Cash used in investing activities	(41,408)	(24,735)
Cash used in financing activities	(19,797)	(12,073)
Net change in cash equivalents	7,233	7,584
Cash and cash equivalents at beginning of year	230,263	161,996
Cash and cash equivalents at end of period	$237,496	$169,580

For the six month periods ended June 30, 2014 and 2013, cash provided by operating activities was $68 million and $44 million, respectively, an increase of $24 million. This increase was due to an increase in net income of $10 million and an increase in cash provided by our operating assets of $14 million.

Investing activities used cash of $41 million during the six month period ended June 30, 2014, as the result of capital expenditures of $22 million and capitalization of internally developed software and other intangibles of $18 million. During the six month period ended June 30, 2013, we were still making payments related to the finishing stages of the construction of our Malaysian manufacturing facility. During the six month period ended June 30, 2014, we were no longer making significant payments for our Malaysian manufacturing facility and as a result, capital expenditures during the six month period ended June 30, 2014, declined by $11 million. Capital expenditures during the six month period ended June 30, 2014, included leasehold improvements, expansion of existing facilities, computers, equipment and furniture and fixtures to support operations throughout our business. Investing activities used cash of $25 million during the six month period ended June 30, 2013, as the result of capital expenditures of $33 million and capitalization of internally developed software and other intangibles of $11 million, offset by the net sale of $19 million of short-term investments to fund liquidity for operating needs. Capital expenditures during the six month period ended June 30, 2013, included payments related to additional land use rights and the finishing stages of the construction of our Malaysian manufacturing facility as well as leasehold improvements, computers, equipment and furniture and fixtures to support operations in our Malaysian manufacturing facility as well as other parts of our business.

Financing activities used cash of $20 million during the six month period ended June 30, 2014, which was the net result of $38 million used to pay our dividends offset by $17 million received from the issuance of our common stock from the exercise of employee stock options and from our employee stock purchase plan. Financing activities used cash of $12 million during the six month period ended June 30, 2013, which was the result of $35 million used to pay our dividends offset by $21 million received from the issuance of our common stock from the exercise of employee stock options and from our employee stock purchase plan.

From time to time, our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. We did not make any purchases under this program during the six month period ended June 30, 2014. At June 30, 2014, there were 3,932,245 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date.

During the six month period ended June 30, 2014, we received less proceeds from the exercise of stock options compared to the six month period ended June 30, 2013. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control and in the future, we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, since 2005, it has been our practice to issue RSUs and not stock options to eligible employees which has reduced the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of RSUs does not result in any cash proceeds to us.  As of June 30, 2014, there were outstanding options to purchase 84,461 shares of our common stock of which options for 23,373 shares have expiration dates in 2014. These options have weighted average exercise prices of between $14.63 per share and $19.51 per share. As such, we will not generate as much cash from the exercise of stock options during the remainder of 2014 and very little if any after 2014.

Contractual Cash Obligations.  Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. At June 30, 2014, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $9 million. At December 31, 2013, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $11 million.

Guarantees are related to payments of customs and foreign grants. At June 30, 2014, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $13 million. At December 31, 2013, we had outstanding guarantees for payment of customs, foreign grants and potential customer disputes totaling approximately $5.2 million.

Loan Agreement. On May 9, 2013, we entered into a Loan Agreement (the  “Loan Agreement”) with Wells Fargo Bank, National Association. The Loan Agreement provides for a $50 million unsecured revolving line of credit with a scheduled maturity date of May 9, 2018 (the “Maturity Date”). Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Loan Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Loan Agreement. We may choose to borrow funds against this line of credit in future periods to have sufficient domestic cash to fund continued dividends to our stockholders, to fund potential acquisitions or other domestic general corporate purposes without the need to repatriate foreign earnings. At June 30, 2014, we did not have any amounts outstanding or due as a result of borrowings under this line of credit.

Off-Balance Sheet Arrangements.    We do not have any off-balance sheet debt. At June 30, 2014, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

•	acquisitions of other businesses, assets, products or technologies;
•	capital improvements for new and existing facilities;
•	repurchases of our common stock;
•	our relationships with suppliers and customers; and
•	the level of purchases under our employee stock purchase plan.

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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect of increasing our consolidated sales by $1.5 million in the three month period ended June 30, 2014, and decreasing our consolidated sales by $3.4 million in the three month period ended June 30, 2013. The change in exchange rates had the effect of decreasing our consolidated sales by $2.9 million in the six month period ended June 30, 2014, and decreasing our consolidated sales by $3.5 million in the six month period ended June 30, 2013. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing our consolidated operating expenses by $127,000 in the three month period ended June 30, 2014, and decreasing our consolidated operating expenses by $1.6 million in the three month period ended June 30, 2013.  The change in exchange rates had the effect of decreasing our consolidated operating expenses by $1.6 million in the six month period ended June 30, 2014, and decreasing our consolidated operating expenses by $928,000 in the six month period ended June 30, 2013.

During the three and six month periods ended June 30, 2014, there was mixed volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business with strengthening of the U.S. dollar against currencies in emerging markets, particularly the Russian ruble, the Chinese yuan and the Hungarian forint along with a weakening of the U.S. dollar against the Euro and British pound.  We cannot predict to what degree or how long this volatility in the foreign currency exchange markets will continue. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

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

During the three month period ended June 30, 2014, our hedges had the effect of decreasing our consolidated sales by $231,000, decreasing our cost of sales by $101,000 and decreasing our operating expenses by $86,000. During the six month period ended June 30, 2014, our hedges had the effect of increasing our consolidated sales by $115,000, decreasing our cost of sales by $182,000, and decreasing our operating expenses by $104,000. During the three month period ended June 30, 2013, our hedges had the effect of increasing our consolidated sales by $804,000, increasing our cost of sales by $34,000, and increasing our operating expenses by $9,000. During the six month period ended June 30, 2013, our hedges had the effect of increasing our consolidated sales by $2.0 million, decreasing our cost of sales by $74,000, and increasing our operating expenses by $10,000. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales, cost of sales and operating expenses for the three and six month periods ended June 30, 2014 and 2013).

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

Cash, Cash Equivalents and Short-Term Investments

At June 30, 2014, we had $402 million in cash, cash equivalents and short-term investments. See Liquidity and Capital Resources above for further discussion regarding our cash, cash equivalents and short-term investments.

We report our available-for-sale short-term investments at fair value. (See Note 4 – Fair value measurements of Notes to Consolidated Financial Statements for a further description of the fair value measurement of our short term investments).

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

We account for our investments in debt and equity instruments under FASB ASC 320 Investments – Debt and Equity Securities (FASB ASC 320). Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other-than-temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments at June 30, 2014 and December 31, 2013 was $164 million and $163 million, respectively.

We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income. There were not any other-than-temporary impairments recognized in other expense during the six month period ended June 30, 2014.

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

In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of June 30, 2014, a 100 basis point increase or decrease in interest rates across all maturities would result in an $801,000 increase or decrease in the fair market value of our portfolio. As of December 31, 2013, a similar 100 basis point increase or decrease in interest rates across all maturities would result in a $796,000 increase or decrease in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is an other-than-temporary impairment. Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of June 30, 2014, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

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

Exchange Rate Risk

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at June 30, 2014 and December 31, 2013, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $22 million and $15 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

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

During the three month period ended June 30, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a – 15 or Rule 15d – 15 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

Uncertain Global Economic Conditions Could Materially Adversely Affect Our Business and Results of Operations.    Our operations and performance are sensitive to fluctuations in general economic conditions, both in the U.S. and globally. We remain concerned with some economic and political events we saw during the first half of 2014. Of particular concern are the most recent sanctions against Russia by the European Union (EU) and the U.S. Such sanctions may limit access by Russian financial institutions to capital markets, impose embargoes on certain goods, or restrict sales of sensitive technologies, which alone or in combination may have a material adverse effect on our revenues and the financial results of our operations. In addition, we remain concerned about the geopolitical instability in the Middle East as well as the continued volatility of the currency markets in the emerging economies which could negatively impact the broader industrial economy. Other factors that could adversely influence demand for our products include increases in fuel and other energy costs, unemployment, labor and healthcare costs, access to credit, consumer and business confidence, and other macroeconomic factors affecting spending behavior.

Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the PMI. In the three months ended June 30, 2014, the average of the PMI was 52.2 and the average of the new order element of the PMI was 53.3, both indicating expansion. During the three month period ended June 30, 2014, the PMI in the U.S. and the Eurozone maintained readings above 50. We are unable to predict whether the industrial economy, as measured by the PMI, will remain above the neutral reading of 50, strengthen or contract during the remainder of 2014. If the industrial economy as measured by the PMI begins to contract, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and result of operations.

Revenue Derived from Large Orders Could Adversely Affect our Gross Margin and Could Lead to Greater Variability in our Quarterly Results.    We define our large order business as orders with a value greater than $100,000. As a percent of our overall business, orders over $100,000 represented 26% and 21% of our total orders during the three month periods ended June 30, 2014 and 2013, respectively, and 23% and 22% in the six month periods ended June 30, 2014 and 2013, respectively. These orders may be more sensitive to changes in the global industrial economy, may be subject to greater discount variability, lower gross margins, and may contract at a faster pace during an economic downturn. For example, excluding the impact of our largest customer, large orders grew by 22% and 10% in three and six month periods ended June 30, 2014 compared to growth rates of 1% and 17% during the three and six month periods ended June 30, 2013. Historically, our gross margins have been relatively stable from period to period. To the extent that the amount of our revenue derived from larger orders increases in future periods, either in absolute dollars or as a percentage of our overall business, our gross margins could decline, and we could experience greater volatility and see a greater negative impact from future downturns in the global industrial economy. This dynamic may also have an adverse effect on the historical seasonal pattern of our revenues and our results of operations. These types of orders also make managing inventory levels more difficult as we have in the past and may have to in the future build large quantities of inventory in anticipation of future demand that may not materialize.

Orders With a Value of Greater than One Million Dollars Expose Us to Significant Additional Business and Legal Risks that Could Have a Material Adverse Impact on our Business, Results of Operations and Financial Condition. In recent years, we have made a concentrated effort to increase our revenue through the pursuit of orders with a value greater than $1.0 million. During the three month periods ended June 30, 2014 and 2013, we received $27 million and $13 million, respectively, in new orders from our largest customer. In the three month periods ended June 30, 2014 and 2013, we recognized net revenue of $20 million and $23 million, respectively, from these orders. During the six month periods ended June 30, 2014 and 2013, we received $39 million and $30 million in orders from our largest customer, respectively, and in the same periods we recognized $27 million and $27 million from this customer, respectively. These types of orders expose us to significant additional business and legal risks compared to smaller orders. Our very large customers frequently require contract terms that vary substantially from our standard terms of sale. These orders can be accompanied by critical delivery commitments and severe contractual liabilities can be imposed on us if we fail to provide the quantity of product at the required delivery times. These customers may also impose product acceptance requirements and product performance evaluations which create uncertainty with respect to the timing of our ability to recognize revenue from such orders. In addition, these larger orders are more volatile, are subject to greater discount variability and may contract at a faster pace during an economic downturn. These contracts may also have supply constraint requirements which mandate that we allocate large product inventories for a specific contract. These inventory requirements expose us to higher risks of inventory obsolescence and can adversely impact our ability to provide adequate product supply to other customers.

Fulfillment of these contracts can severely challenge our supply chain capabilities at the component acquisition, assembly and delivery stages. Our contracts with such customers may allow the customer to cancel or delay orders without liability which exposes our business and financial results to significant risk. These contracts can require us to develop specific product mitigation plans for product delivery constraints caused by unexpected or catastrophic situations to help assure quick production recovery. We can attempt to manage this risk but there can be no assurance that we will be successful in our efforts. These customers may demand most favored customer pricing, significant discounts, extended payment terms and volume rebates and such terms can adversely impact our revenues, margins and financial results and may also negatively impact our days sales outstanding as these orders become a larger proportion of our overall revenue. These customers may request broad indemnity obligations and large direct and consequential damage provisions in the event their contracts with us are breached, and these provisions may expose us to risk and liabilities in excess of our standard terms and conditions of sale. While we attempt to limit the number of contracts that contain the non-standard terms of sale described above and attempt to contractually limit our potential liability under such contracts, we have been and expect to be required to agree to some or all of such provisions to secure these customers and to continue to grow our business. Such actions expose us to significant additional risks which could result in a material adverse impact on our business, results of operations and financial condition.

Our Product Revenues are Dependent on Certain Industries and Contractions in these Industries Could Have a Material Adverse Effect on Our Results of Operations.    Sales of our products are dependent on customers in certain industries, particularly the telecommunications, semiconductor, consumer electronics, automotive, automated test equipment, defense and aerospace industries. As we have experienced in the past, and as we may continue to experience in the future, downturns characterized by diminished product demand in any one or more of these industries may result in decreased sales, and a material adverse effect on our operating results. For example, personal computer (“PC”) shipments declined for eight straight quarters through the first quarter of 2014 and, during the first quarter of 2014, Sony announced that it would exit the PC business by the end of 2014. However, we have noted reports indicating improvement during the second quarter of 2014 in PC sales, including sizeable shipment increases for the three largest PC makers as well as a slightly improved 2014 full year outlook by Intel. We cannot predict whether the reported improvement in the PC industry will continue through the remainder of 2014. As we have noted in the past, contractions in the PC industry may have a material negative impact on our business as they may negatively impact the spending and investment patterns of many of the customers we serve.

 Our Current Domestic Cash Position May Not Be Sufficient to Fund our Domestic Cash Needs in the Next Twelve Months and We May Need to Seek Funding from External Sources or Repatriate Foreign Earnings.  At June 30, 2014, we had $402 million in cash, cash equivalents and short-term investments of which $340 million was held in operating and investment accounts of our foreign subsidiaries. On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association. The Loan Agreement provides for a $50 million unsecured revolving line of credit with a scheduled maturity date of May 9, 2018 (the “Maturity Date”). Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may choose to borrow funds against this line of credit in future periods in order to have sufficient domestic cash to fund continued dividends to our stockholders, to fund potential acquisitions or other domestic general corporate purposes without the need to repatriate foreign earnings. At June 30, 2014, we did not have any amounts outstanding or due as a result of borrowings under this line of credit.

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

We Operate in Intensely Competitive Markets.    The markets in which we operate are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than we have, and we may face further competition from new market entrants in the future. A key competitor is Agilent Technologies Inc. (“Agilent”). In 2013, Agilent announced plans to separate into two publicly traded companies; one in life sciences, diagnostics and applied markets that will retain the Agilent name and Keysight Technologies that will concentrate solely on the electronic measurement industry. Agilent has stated that it expects to complete the spin off of Keysight Technologies in the fall of 2014. Agilent offers hardware and software products that provide solutions that directly compete with our virtual instrumentation products and Agilent has released its own line of PXI based hardware. Agilent is aggressively advertising and marketing products that are competitive with our products. Because of Agilent’s strong position in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse effect on our operating results.  We cannot predict the impact Agilent’s spin off of Keysight Technologies will have on the markets that we serve.

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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. (See Financial Risk Management under Item 3. Quantitative and Qualitative Disclosures About Market Risk for further discussion on the effect changes in the foreign currency exchange rates have on our operating results.)

During the three and six month periods ended June 30, 2014, there was mixed volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business with strengthening of the U.S. dollar against currencies in emerging markets, particularly the Russian ruble, the Chinese yuan and the Hungarian forint along with a weakening of the U.S. dollar against the Euro and British pound We cannot predict to what degree or how long this volatility in the foreign currency exchange markets will continue. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

Our Tax Returns and Other Tax Matters are Subject to Examination by the U.S. Internal Revenue Service and Other Tax Authorities and Governmental Bodies and the Results of These Examinations Could Have a Material Adverse Effect on Our Financial Condition. We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. These uncertain tax positions are subject to examination by the U.S. Internal Revenue Service and other tax authorities. The Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax returns for 2010 and 2011 in the second quarter of 2013 and such examination was not complete as of June 30, 2014.  However, in July 2014, we agreed to the IRS findings. Although such matter is still subject to final processing by the IRS, we believe the chance of further changes to the current IRS findings for 2010 and 2011 is remote and such matter is effectively settled. Accordingly, we anticipate recognizing tax benefits of $13.9 million in the three month period ended September 30, 2014 related to 2010 and 2011 intercompany transfer pricing activity. There can be no assurance as to the outcome of any future examinations. If the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be materially adversely affected.

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

Tax Law Changes in Hungary Could Have a Negative Impact on our Effective Tax Rate, Earnings and Results of Operations. The profit from our Hungarian operation benefits from the fact that it is subject to an effective income tax rate that is lower than the U.S. federal statutory tax rate of 35%. Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $2.4 million and $1.5 million for the three month periods ended June 30, 2014 and 2013, respectively, and income tax benefits of $4.0 million and $3.2 million for the six month periods ended June 30, 2014 and 2013, respectively. In addition, effective January 1, 2010, certain qualified research and development expenses in Hungary became eligible for an enhanced tax deduction. The enhanced tax deduction for research and development expenses resulted in income tax benefits of $3.2 million and $2.3 million for the three month periods ended June 30, 2014 and 2013, respectively, and income tax benefits of $5.8 million and $4.7 million for the six month periods ended June 30, 2014 and 2013, respectively. This tax benefit may not be available in future years due to changes in political conditions in Hungary or changes in tax laws in Hungary and in the U.S. The reduction or elimination of these benefits in Hungary or future changes in U.S. law pertaining to the taxation of foreign earnings could result in an increase in our future effective income tax rate which could have a material adverse effect on our operating results. No countries other than Hungary had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the IRS with regard to any foreign jurisdictions.

 Our Income Tax Rate could be Affected by the Expiration of a Tax Holiday in Malaysia. Potential future profits from our new manufacturing facility in Penang, Malaysia are free of tax under a 15 year tax holiday effective January 1, 2013. The tax holiday resulted in an income tax benefit of $6,000 and $311,000 for the three and six month periods ended June 30, 2014, respectively. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The expiration of the tax holiday in Malaysia or future changes in U.S. law pertaining to the taxation of foreign earnings could have a material adverse effect on our operating results.

A Substantial Majority of our Manufacturing, Warehousing and Distribution Capacity is Located Outside of the United States. Our Hungarian manufacturing and warehouse facility sourced a substantial majority of our sales in 2012. In 2013, we transitioned some of this capacity to our manufacturing, warehouse and distribution facility in Penang, Malaysia and this transition is continuing in 2014. In addition, production, primarily of RF products and of low volume, complex or newly introduced products done in Austin, Texas, and this production will be transitioning to our manufacturing facilities in Hungary and Malaysia over the next 12 to 18 months.

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

Our Manufacturing Facility in Penang, Malaysia Could Adversely Affect our Gross Margin, Results of Operations and Earnings if Anticipated Demand is Not Achieved. Our new facility in Malaysia is intended to support our long term manufacturing and warehousing capacity needs. We are currently in the process of ramping up production at our manufacturing site in Penang, Malaysia. During 2014, we expect this site will produce around 20% to 30% of our total production, focused primarily on making existing products which will be transferred from our Hungarian production facility to support anticipated growth in our business. However, if demand for our products does not grow as expected or if it contracts in future periods, we will have excess warehousing and manufacturing capacity which will cause an increase in overhead that will likely negatively impact our gross margins and results of operations in future periods. In addition, we could experience other cost overruns with respect to our Malaysian facility including those associated with;

•	inefficiencies related to start-up operations of this facility;
•	cost overruns related to training a new workforce for this facility; or
•	inefficient inventory management.

Our Revenues are Subject to Seasonal Variations.    In previous years, our revenues have been characterized by seasonality, with revenues typically growing from the first quarter to the second quarter, being relatively constant from the second quarter to the third quarter, growing in the fourth quarter compared to the third quarter and declining in the first quarter of the following year from the fourth quarter of the preceding year. This historical trend has been affected and may continue to be affected in the future by broad fluctuations in the global industrial economy as well as the timing of new product introductions or any acquisitions. In addition, revenue derived from very large orders, including those from our largest customer, have had a significant impact on our historical seasonal trends as these orders may be more sensitive to changes in the global industrial economy, may be subject to greater volatility in timing and amount, greater discount variability, lower gross margins, and may contract at a faster pace during economic downturns.

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

Adoption of Complex Health Care Legislation and Related Regulations and Financial Reform Could Increase our Operating Costs and Adversely Affect Our Result of Operations. The adoption of the Patient Protection and Affordable Care Act and the related reconciliation measure, the Health Care and Education Reconciliation Act of 2010, and the regulations resulting from such legislation have increased the costs of providing health care to our employees as well as caused us to incur additional administrative burdens and costs to comply with certain provisions of this legislation. We are unable to predict the ultimate amount or timing of any such increased costs or to what extent we may need to divert other resources to comply with various provisions of this legislation. Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act has resulted in increased costs to us as a result of fees as well as incremental efforts we have had to undertake to comply with provisions of this law which are applicable to our derivative contracts or other financial instruments. In addition to the fees and efforts we have already incurred and undertaken to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act, we may incur additional costs in future periods as new rules are published and become effective.

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

 Provisions in Our Charter Documents and Delaware Law May Delay or Prevent an Acquisition of Us.  Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions include a classified Board of Directors, prohibition of stockholder action by written consent, prohibition of stockholders to call special meetings and the requirement that the holders of at least 80% of our shares approve any business combination not otherwise approved by two-thirds of the Board of Directors. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. In addition, our Board of Directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer.

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our management’s certification of adequate disclosure controls and procedures as of June 30, 2014. Our most recent annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. Our most recent annual report on Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any shares of common stock during the second quarter of 2014. At June 30, 2014, there were 3,932,245 shares available for repurchase under a repurchase plan approved on April 21, 2010. This repurchase plan does not have an expiration date.

 ITEM 5.OTHER INFORMATION

From time to time our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Jeffrey L. Kodosky and James J. Truchard have made periodic sales of our stock pursuant to such plans.

ITEM 6	EXHIBITS
3.1(1)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(4)	Specimen of Common Stock certificate of the Company.
10.1(4)	Form of Indemnification Agreement.
10.2(5)	1994 Incentive Plan, as amended.*
10.3(6)	1994 Employee Stock Purchase Plan, as amended.*
10.5(7)	National Instruments Corporation Annual Incentive Program, as amended.*
10.6(8)	2005 Incentive Plan.*
10.7(9)	2005 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.8(10)	2005 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.9(11)	2005 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.10(12)	2005 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.11(13)	2010 Incentive Plan.*
10.12(14)	2010 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.13(15)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.14(16)	2010 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.15(17)	2010 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.16(18)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.17(19)	Loan Agreement, dated as of May 9, 2013, by and among National Instruments Corporation, the guarantors from time to time party thereto and Wells Fargo Bank, National Association, as lender.
21.1(20)	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Registration Statement on Form 8-A on April 27, 2004.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(5)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q on August 5, 2004.
(6)	Incorporated by reference to exhibit B of the Company’s Proxy Statement dated and filed on April 1, 2014.
(7)	Incorporated by reference to exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on February 24, 2012.
(8)	Incorporated by reference to exhibit A of the Company’s Proxy Statement dated and filed on April 4, 2005.
(9)	Incorporated by reference to exhibit 10.8 filed with the Company’s Form 10-Q on August 2, 2006.
(10)	Incorporated by reference to exhibit 10.9 filed with the Company’s Form 10-Q on August 2, 2006.
(11)	Incorporated by reference to exhibit 10.10 filed with the Company’s Form 10-Q on August 2, 2006.
(12)	Incorporated by reference to exhibit 10.11 filed with the Company’s Form 10-Q on August 2, 2006.
(13)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on May 17, 2010.
(14)	Incorporated by reference to exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
(15)	Incorporated by reference to exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
(16)	Incorporated by reference to exhibit 10.4 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
(17)	Incorporated by reference to exhibit 10.5 filed with the Company’s Current Report on Form 8-K filed on June 24, 2010.
(18)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on April 25, 2014.
(19)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on May 13, 2013.
(20)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
*	Management Contract or Compensatory Plan or Arrangement
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

Dated:  August 1, 2014

NATIONAL INSTRUMENTS CORPORATION
By: /s/ Alex M. Davern
Alex M. Davern
EVP, Chief Operating Officer,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)