Form 10-Q
period 2014-09-30
NATIONAL INSTRUMENTS CORP /DE/
filed 2014-10-31
CIK 935494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2014 or

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

Large accelerated filer ☒Accelerated filer ☐Non-accelerated filer ☐Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2014
Common Stock - $0.01 par value	127,586,103

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.Financial Statements

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2014	2013
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$259,455	$230,263
Short-term investments	188,299	163,149
Accounts receivable, net	187,726	180,680
Inventories, net	170,862	172,109
Prepaid expenses and other current assets	71,735	49,001
Deferred income taxes, net	28,425	33,393
Total current assets	906,502	828,595
Property and equipment, net	261,622	260,568
Goodwill	145,026	146,520
Intangible assets, net	83,151	82,310
Other long-term assets	24,592	25,558
Total assets	$1,420,893	$1,343,551
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$61,893	$56,614
Accrued compensation	37,638	25,189
Deferred revenue - current	101,407	96,117
Accrued expenses and other liabilities	13,728	17,627
Other taxes payable	34,822	29,808
Total current liabilities	249,488	225,355
Deferred income taxes	41,885	44,620
Liability for uncertain tax positions	10,412	23,572
Deferred revenue - long-term	24,808	21,389
Other long-term liabilities	7,012	5,531
Total liabilities	333,605	320,467
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $0.01; 360,000,000 shares authorized; 127,585,824 and 125,690,240 shares issued and outstanding, respectively	1,276	1,257
Additional paid-in capital	649,794	604,330
Retained earnings	440,785	414,947
Accumulated other comprehensive (loss) income	(4,567)	2,550
Total stockholders’ equity	1,087,288	1,023,084
Total liabilities and stockholders’ equity	$1,420,893	$1,343,551

The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net sales:
Product	$287,336	$269,582	$837,824	$810,663
Software maintenance	26,365	19,556	73,262	61,089
Total net sales	313,701	289,138	911,086	871,752

Cost of sales:
Product	79,266	73,541	229,529	224,954
Software maintenance	1,683	1,665	4,443	4,307
Total cost of sales	80,949	75,206	233,972	229,261

Gross profit	232,752	213,932	677,114	642,491

Operating expenses:
Sales and marketing	116,736	111,253	348,026	337,884
Research and development	58,972	60,791	170,082	180,520
General and administrative	22,741	21,363	68,854	66,363
Acquisition related adjustment	-	-	-	(1,316)
Total operating expenses	198,449	193,407	586,962	583,451

Operating income	34,303	20,525	90,152	59,040

Other income:
Interest income	362	133	793	495
Net foreign exchange (loss) gain	(452)	456	(1,005)	(2,057)
Other (loss) income, net	(70)	304	283	728
Income before income taxes	34,143	21,418	90,223	58,206
(Benefit from) provision for income taxes	(5,559)	5,654	7,275	9,421

Net income	$39,702	$15,764	$82,948	$48,785

Basic earnings per share	$0.31	$0.13	$0.65	$0.39

Weighted average shares outstanding - basic	127,478	125,032	126,785	124,244

Diluted earnings per share	$0.31	$0.13	$0.65	$0.39

Weighted average shares outstanding - diluted	127,903	125,608	127,529	125,221

Dividends declared per share	$0.15	$0.14	$0.45	$0.42

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$39,702	$15,764	$82,948	$48,785
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	(9,909)	6,307	(10,467)	3,058
Unrealized (loss) gain on securities available-for-sale	(221)	(91)	(129)	(497)
Unrealized gain (loss) on derivative instruments	10,023	(2,371)	8,063	1,281
Other comprehensive loss, before tax	(107)	3,845	(2,533)	3,842
Tax expense related to items of other comprehensive income	5,224	611	4,584	1,964
Other comprehensive (loss) income, net of tax	(5,331)	3,234	(7,117)	1,878
Comprehensive income	$34,371	$18,998	$75,831	$50,663

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flow from operating activities:
Net income	$82,948	$48,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,011	50,897
Stock-based compensation	19,531	21,996
Tax benefit from deferred income taxes	2,222	(1,272)
Tax benefit from stock option plans	(1,189)	(2,185)
Changes in operating assets and liabilities:
Accounts receivable	(7,046)	4,789
Inventories	1,247	(8,358)
Prepaid expenses and other assets	(24,887)	(18,320)
Accounts payable	5,279	(10,636)
Deferred revenue	8,709	6,192
Taxes, accrued expenses and other liabilities	2,891	2,834
Net cash provided by operating activities	140,716	94,722

Cash flow from investing activities:
Capital expenditures	(30,645)	(40,795)
Capitalization of internally developed software	(22,055)	(10,566)
Additions to other intangibles	(2,238)	(4,146)
Purchases of short-term investments	(107,664)	(16,039)
Sales and maturities of short-term investments	82,514	35,299
Net cash used in investing activities	(80,088)	(36,247)

Cash flow from financing activities:
Proceeds from issuance of common stock	24,483	28,809
AWR earnout payment	-	(9,016)
Dividends paid	(57,108)	(52,241)
Tax benefit from stock option plans	1,189	2,185
Net cash used in financing activities	(31,436)	(30,263)

Net change in cash and cash equivalents	29,192	28,212
Cash and cash equivalents at beginning of period	230,263	161,996
Cash and cash equivalents at end of period	$259,455	$190,208

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at September 30, 2014 and December 31, 2013,  and the results of our operations and comprehensive income for the three and nine month periods ended September 30, 2014. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine month periods ended September 30, 2014 and 2013, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)		(In thousands)
	(Unaudited)		(Unaudited)
	2014	2013	2014	2013
Weighted average shares outstanding-basic	127,478	125,032	126,785	124,244
Plus: Common share equivalents
Stock options, RSUs	425	576	744	977
Weighted average shares outstanding-diluted	127,903	125,608	127,529	125,221

Stock awards to acquire 420,000 shares and 682,300 shares for the three months ended September 30, 2014 and 2013, respectively, and 24,300 shares and 58,500 shares for the nine month periods ended September 30, 2014 and 2013, respectively, were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.

Note 3 – Cash, cash equivalents and short-term investments

The following tables summarize unrealized gains and losses related to our cash, cash equivalents, and short-term investments designated as available-for-sale:

	As of September 30, 2014
(In thousands)	(Unaudited)
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$140,155	$-	$-	$-	$140,155
Money Market Accounts	119,300	-	-	-	119,300
Corporate bonds	107,766	87	(168)	(3,924)	103,761
U.S. treasuries and agencies	74,079	3	(38)	-	74,044
Foreign government bonds	8,863	12	-	(1,293)	7,582
Time deposits	2,912	-	-	-	2,912
Cash, cash equivalents, and short-term investments	$453,075	$102	$(206)	$(5,217)	$447,754

(In thousands)	December 31, 2013
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$142,058	$-	$-	$-	$142,058
Money Market Accounts	88,205	-	-	-	88,205
Corporate bonds	71,964	16	(146)	(1,218)	70,616
U.S. treasuries and agencies	72,459	26	-	-	72,485
Foreign government bonds	18,409	-	(7)	(1,266)	17,136
Time deposits	2,912	-	-	-	2,912
Cash, cash equivalents, and short-term investments	$396,007	$42	$(153)	$(2,484)	$393,412

The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale:

	As of September 30, 2014
(In thousands)	(Unaudited)
	Adjusted Cost	Fair Value
Due in less than 1 year	$58,746	$54,971
Due in 1 to 5 years	134,874	133,328
Total available-for-sale debt securities	$193,620	$188,299

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$42,278	$39,781
U.S. treasuries and agencies	4,693	4,696
Foreign government bonds	8,863	7,582
Time deposits	2,912	2,912
Total available-for-sale debt securities	$58,746	$54,971

Due in 1 to 5 years	Adjusted Cost	Fair Value
Corporate bonds	$65,488	$63,980
U.S. treasuries and agencies	69,386	69,348
Total available-for-sale debt securities	$134,874	$133,328

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Inputs that are not based on observable market data

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$119,300	$119,300	$-	$-
Short-term investments available for sale:
Corporate bonds	103,761	-	103,761	-
U.S. treasuries and agencies	74,044	-	74,044	-
Foreign government bonds	7,582	-	7,582	-
Time deposits	2,912	2,912	-	-
Derivatives	14,180	-	14,180	-
Total Assets	$321,779	$122,212	$199,567	$-

Liabilities
Derivatives	$(1,626)	$-	$(1,626)	$-
Total Liabilities	$(1,626)	$-	$(1,626)	$-

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$88,205	$88,205	$-	$-
Short-term investments available for sale:
Corporate bonds	70,616	-	70,616	-
U.S. treasuries and agencies	72,485	-	72,485	-
Foreign government bonds	17,136	-	17,136	-
Time deposits	2,912	2,912	-	-
Derivatives	6,908	-	6,908	-
Total Assets	$258,262	$91,117	$167,145	$-

Liabilities
Derivatives	$(4,742)	$-	$(4,742)	$-
Total Liabilities	$(4,742)	$-	$(4,742)	$-

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

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of similar instruments. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the nine month period ended September 30, 2014. There were not any transfers in or out of Level 1 or Level 2 during the nine month period ended September 30, 2014.

Our foreign government bonds consist of German government sovereign debt denominated in Euro with maximum remaining maturities of 8 months. Our short-term investments do not involve sovereign debt from any other country in Europe.

We did not have any items that were measured at fair value on a nonrecurring basis at September 30, 2014 and December 31, 2013.

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

We have operations in over 50 countries. Sales outside of the Americas accounted for approximately 58% and 56% of our revenues during the three month periods ended September 30, 2014 and 2013, respectively, and 60% and 59% during the nine month periods ended September 30, 2014 and 2013, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

We held forward contracts with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of September 30, 2014	As of December 31,
	(Unaudited)	2013
Euro	$131,932	$75,886
Japanese yen	11,371	23,284
Hungarian forint	36,206	21,159
British pound	30,813	14,869
Malaysian ringgit	1,778	4,426
Total forward contracts notional amount	$212,100	$139,624

The contracts in the foregoing table had contractual maturities of 36 months or less at September 30, 2014 and December 31, 2013.

At September 30, 2014, we expect to reclassify $10 million of gains on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $501,000 of losses on derivative instruments from accumulated OCI to cost of sales when the cost of sales are incurred and $294,000 of losses on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at September 30, 2014. Actual results may vary as a result of changes in the corresponding exchange rates subsequent to this date.

We did not record any ineffectiveness from our hedges during the three and nine month periods ended September 30, 2014 and 2013.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 120 days. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss).” As of September 30, 2014 and December 31, 2013, we held foreign currency forward contracts with a notional amount of $73 million and  $70 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, respectively.

	Asset Derivatives
	September 30, 2014		December 31, 2013
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$9,818	Prepaid expenses and other current assets	$4,825

Foreign exchange contracts - LT forwards	Other long-term assets	2,763	Other long-term assets	1,719
Total derivatives designated as hedging instruments		$12,581		$6,544

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$1,599	Prepaid expenses and other current assets	$364
Total derivatives not designated as hedging instruments		$1,599		$364

Total derivatives		$14,180		$6,908

	Liability Derivatives
	September 30, 2014		December 31, 2013
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(840)	Accrued expenses and other liabilities	$(3,350)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(402)	Other long-term liabilities	-
Total derivatives designated as hedging instruments		$(1,242)		$(3,350)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(384)	Accrued expenses and other liabilities	$(1,392)
Total derivatives not designated as hedging instruments		$(384)		$(1,392)

Total derivatives		$(1,626)		$(4,742)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the three month periods ended September 30, 2014 and 2013, respectively:

September 30, 2014
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$11,637	Net sales	$999	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	(1,009)	Cost of sales	32	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	(605)	Operating expenses	24	Net foreign exchange gain (loss)	-
Total	$10,023		$1,055		$-

September 30, 2013
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(3,536)	Net sales	$751	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	698	Cost of sales	(20)	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	467	Operating expenses	15	Net foreign exchange gain (loss)	-
Total	$(2,371)		$746		$-

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		September 30, 2014	September 30, 2013
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$2,223	$(1,293)

Total		$2,223	$(1,293)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the nine month periods ended September 30, 2014 and 2013, respectively:

September 30, 2014
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$10,660	Net sales	$1,114	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	(1,748)	Cost of sales	214	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	(849)	Operating expenses	128	Net foreign exchange gain (loss)	-
Total	$8,063		$1,456		$-

September 30, 2013
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$459	Net sales	$2,713	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	432	Cost of sales	54	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	390	Operating expenses	5	Net foreign exchange gain (loss)	-
Total	$1,281		$2,772		$-

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		September 30, 2014	September 30, 2013
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$1,413	$533

Total		$1,413	$533

Note 6 – Inventories, net

Inventories, net consist of the following:

	September 30, 2014	December 31,
(In thousands)	(Unaudited)	2013

Raw materials	$79,128	$81,574
Work-in-process	5,747	4,958
Finished goods	85,987	85,577
	$170,862	$172,109

Note 7 – Intangible assets, net

Intangible assets at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014
(In thousands)	(Unaudited)			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$60,851	$(24,657)	$36,194	$48,947	$(25,706)	$23,241
Acquired technology	88,565	(62,886)	25,679	89,446	(54,253)	35,193
Patents	27,372	(12,351)	15,021	26,070	(11,045)	15,025
Other	28,672	(22,415)	6,257	28,517	(19,666)	8,851
	$205,460	$(122,309)	$83,151	$192,980	$(110,670)	$82,310

Software development costs capitalized for the three month periods ended September 30, 2014 and 2013 were $5.5 million and $2.7 million, respectively, and related amortization expense was $4.1 million and $3.5 million, respectively. For the nine month periods ended September 30, 2014 and 2013, capitalized software development costs were $23 million and $11 million, respectively, and related amortization expense was $10 million and $11 million, respectively. Capitalized software development costs for the three month periods ended September 30, 2014 and 2013 included costs related to stock based compensation of $193,000 and $170,000, respectively. For the nine month periods ended September 30, 2014 and 2013, capitalized software development costs included costs related to stock based compensation of $533,000 and $572,000, respectively. The related amounts in the table above are net of fully amortized assets.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Acquired technology and other intangible assets are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally 10 to 17 years. Total intangible assets amortization expenses were $9 million and $8 million for the three months ended September 30, 2014 and 2013, respectively, and $24 million and $24 million for the nine month periods ended September 30, 2014 and 2013, respectively.

 Note 8 – Goodwill

The carrying amount of goodwill as of September 30, 2014, was as follows:

Amount
(In thousands)
Balance as of December 31, 2013	$146,520
Foreign currency translation impact	(1,494)
Balance as of September 30, 2014 (unaudited)	$145,026

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

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $10.4 million and $23.6 million of unrecognized tax benefits at September 30, 2014 and December 31, 2013, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross increase in unrecognized tax benefits of $976,000 and a gross decrease of $407,000 for the nine month periods ended September 30, 2014, as a result of tax positions taken during this period. The gross decrease of our unrecognized tax benefit of $407,000 was recorded in the three month period ended September 30, 2014. We recorded a gross decrease in unrecognized tax benefits of $13.1 million for the three and nine month periods ended September 30, 2014 related to a settlement with the Internal Revenue Service of the examination of our U.S. income tax returns for 2010 and 2011. Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2014, we had approximately $760,000 accrued for interest related to uncertain tax positions. The tax years 2007 through 2013 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of (16)% and 26% for the three month periods ended September 30, 2014 and 2013, respectively, and 8% and 16% for the nine month periods ended September 30, 2014 and 2013, respectively. For the three and nine month periods ended September 30, 2014, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit, and a decrease in unrecognized tax benefits. For the three and nine month periods ended September 30, 2013, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, the research and development tax credit, and a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit.

Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $600,000 and $1.2 million for the three month periods ended September 30, 2014 and 2013, respectively, and $4.6 million and $4.4 million for the nine month periods ended September 30, 2014 and 2013, respectively.

The tax position of our Hungarian operation continues to benefit from assets created by the restructuring of our operations in Hungary. In addition, our research and development activities in Hungary continue to benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. Partial release of the valuation allowance on assets from the restructuring and the enhanced tax deduction for research expenses resulted in income tax benefits of $1.5 million and $1.9 million for the three month periods ended September 30, 2014 and 2013, respectively, and $7.3 million and $6.6 million for the nine month periods ended September 30, 2014 and 2013, respectively.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2027. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The tax holiday resulted in income tax benefits of $1.3 million and $1.6 million for the three and nine month periods ended September 30, 2014, respectively.

No other taxing jurisdictions had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the IRS with regard to any foreign jurisdictions.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward and option contracts and securities classified as available-for-sale. The accumulated other comprehensive income, net of tax, for the nine month periods ended September 30, 2014 and 2013, consisted of the following:

	September 30, 2014
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2013	$1,311	$(1,066)	$2,305	$2,550
Current-period other comprehensive (loss) income	(10,467)	(129)	9,519	(1,077)
Reclassified from accumulated OCI into income	-	-	(1,456)	(1,456)
Income tax expense	1,494	75	3,015	4,584
Balance as of September 30, 2014	$(10,650)	$(1,270)	$7,353	$(4,567)

	September 30, 2013
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2012	$208	$(620)	$1,256	$844
Current-period other comprehensive income (loss)	3,058	(497)	4,053	6,614
Reclassified from accumulated OCI into income	-	-	(2,772)	(2,772)
Income tax expense (benefit)	1,666	(5)	303	1,964
Balance as of September 30, 2013	$1,600	$(1,112)	$2,234	$2,722

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

Awards under the plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares under the options vests over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and revenue growth but shares cannot accelerate to vest over a period of less than five years. Stock options must be exercised within ten years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During nine month period ended September 30, 2014, we did not make any changes in accounting principles or methods of estimates related to the 1994 Plan.

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

Our stockholders approved our 2010 Incentive Plan (the “2010 Plan”) on May 11, 2010. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 3,362,304 shares of common stock that were reserved but not issued under the 1994 Plan and the 2005 Plan as of May 11, 2010, and any shares that are returned to the 1994 Plan and the 2005 Plan as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2010 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three,  five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. There were 3,138,392 shares available for grant under the 2010 Plan at September 30, 2014.

We estimate potential forfeitures of RSUs and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the nine month period ended September 30, 2014, we did not make any changes in accounting principles or methods of estimates related to the 2010 Plan.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. On May 13, 2014, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan. At September 30, 2014, we had 3,495,625 shares of common stock reserved for future issuance under this plan. We issued 885,117 shares under this plan in the nine month period ended September 30, 2014. The weighted average purchase price of the employees’ purchase rights was $23.68 per share. During the nine month period ended September 30, 2014, we did not make any changes in accounting principles or methods of estimates with respect to such plan.

Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

We have 5,000,000 authorized shares of preferred stock. On January 21, 2004, our Board of Directors designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with the adoption of a Preferred Stock Rights Agreement which expired on May 10, 2014. There were not any shares of preferred stock issued and outstanding at September 30, 2014.

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

  Total net sales, operating income, interest income and long-lived assets, classified by the major geographic areas in which we operate, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2014	2013	2014	2013
Net sales:
Americas	$130,314	$127,620	$365,433	$359,859
Europe	80,551	74,377	248,005	228,049
East Asia	77,586	57,730	219,676	200,074
Emerging Markets	25,250	29,411	77,972	83,770
	$313,701	$289,138	$911,086	$871,752

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2014	2013	2014	2013
Operating income:
Americas	$14,230	$17,038	$27,222	$35,634
Europe	34,505	30,223	107,986	93,219
East Asia	36,885	22,443	99,914	82,209
Emerging Markets	7,655	11,612	25,112	28,498
Unallocated:
Research and development expenses	(58,972)	(60,791)	(170,082)	(180,520)
	$34,303	$20,525	$90,152	$59,040

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2014	2013	2014	2013
Interest income:
Americas	$72	$16	$90	$35
Europe	255	100	622	384
East Asia	9	5	24	19
Emerging Markets	26	12	57	57
	$362	$133	$793	$495

	September 30, 2014	December 31, 2013
	(Unaudited)
Long-lived assets:
Americas	$119,031	$120,829
Europe	54,251	51,038
East Asia	3,839	4,162
Emerging Markets	84,501	84,539
	$261,622	$260,568

Total sales outside the U.S. for the three month periods ended September 30, 2014 and 2013 were $191 million and $170 million, respectively, and $569 million and $541 million for the nine month periods ended September 30, 2014 and 2013, respectively.

Note 13 - Debt

On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association. The Loan Agreement provides for a $50 million unsecured revolving line of credit with a scheduled maturity date of May 9, 2018 (the “Maturity Date”). Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Loan Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Loan Agreement. As of September 30, 2014, we had $50 million available for borrowings under this revolving line of credit.

The loans bear interest, at our option, at a base rate determined in accordance with the Loan Agreement, plus a spread of 0.0% to 0.5%, or a LIBOR rate plus a spread of 1.125% to 2.0%, in each case with such spread determined based on a ratio of consolidated indebtedness to EBITDA, determined in accordance with the Loan Agreement. Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date. We are also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.175% to 0.300%, with such rate determined based on the ratio described above. The Loan Agreement contains customary affirmative and negative covenants. The affirmative covenants include, among other things, delivery of financial statements, compliance certificates and notices; payment of taxes and other obligations; maintenance of existence; maintenance of properties and insurance; and compliance with applicable laws and regulations. The negative covenants include, among other things, limitations on indebtedness, liens, mergers, consolidations, acquisitions and sales of assets, investments, changes in the nature of the business, affiliate transactions and certain restricted payments. The Loan Agreement also requires us to maintain a ratio of consolidated indebtedness to EBITDA equal to or less than 3.25 to 1.00, and a ratio of consolidated EBITDA to interest expense greater than or equal to 3.00 to 1.00, in each case determined in accordance with the Loan Agreement. As of September 30, 2014, we were in compliance with all covenants in the Loan Agreement.

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

The warranty reserve for the nine month periods ended September 30, 2014 and 2013, respectively, was as follows:

	Nine Months Ended September 30,
(In thousands)	(Unaudited)
	2014	2013
Balance at the beginning of the period	$1,764	$1,435
Accruals for warranties issued during the period	4,929	2,381
Settlements made (in cash or in kind) during the period	(4,684)	(2,308)
Balance at the end of the period	$2,009	$1,508

As of September 30, 2014, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $9 million over the next twelve months.

As of September 30, 2014, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $13 million, which are generally payable over the next twelve months.

Note 15 – Recently issued accounting pronouncements

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which amends ASC 740, Income Taxes. The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and may be applied on either a prospective or retrospective basis. The provisions are effective for the Company’s Form 10-K for the year ending December 31, 2014. We expect the adoption of these provisions to result in a decrease in our unrecognized tax benefit and a corresponding decrease in deferred tax assets of $944,000 in 2014.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 (fiscal year 2017 for the Company) and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We have not yet determined the potential effects of the adoption of ASU 2014-09 on our Consolidated Financial Statements.

In August 2014, the FASB issued new guidance related to the disclosures around going concern in ASU 2014-15. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

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

       On October 29, 2014, our Board of Directors declared a quarterly cash dividend of $0.15 per common share, payable on December 8, 2014, to stockholders of record on November 17, 2014.

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

Leveraging a worldwide sales, distribution and manufacturing network

We distribute our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 58% and 56% of our revenues during the three month periods ended September 30, 2014 and 2013, respectively, and 60% and 59% for the nine month periods ended September 30, 2014 and 2013, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 12 - Segment information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and long-lived assets).

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

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. In assessing our business, we consider the trends in the Global Purchasing Managers’ Index (“PMI”), global industrial production as well as industry reports on the specific vertical industries that we target. In the three months ended September 30, 2014, the average of the PMI was 52.4 and the average of the new order element of the PMI was 53.5, both indicating economic expansion.

During the three month periods ended September 30, 2014 and 2013, we received $12 million and $3.8 million in new orders from our largest customer, respectively, and in the nine month periods ended September 30, 2014 and 2013, we received $51 million and $34 million in new orders from this customer, respectively. During the three month periods ended September 30, 2014 and 2013, we recognized net revenue of $17 million and $4.2 million from these orders, respectively, and recognized net revenue of $44 million and $31 million from these orders during the nine month periods ended September 30, 2014 and 2013, respectively. The timing and amount of orders from this customer are unpredictable and therefore can cause unusual variations in the results and trends of our business. In the third quarter of 2014, we saw 3% year-over-year growth from orders under $20,000, 9% year-over-year growth from orders between $20,000 and $100,000, and 10% year-over-year growth from orders over $100,000. Excluding our largest customer, orders over $100,000 were down 4% year over year.

The average of the global PMI during the first nine months of 2014 was 52.5 compared to an average of 51.0 during the first nine months of 2013. While this is an indication of overall improvement in the economic climate for the broad industrial economy, we remain concerned with other economic and political events as we move into the final quarter of 2014 and as we look ahead to 2015. We continue to be concerned with the impact of the sanctions against Russia by the European Union (EU) and the U.S.  During the three month period ended September 30, 2014, orders in our Emerging Markets region decreased by 1%, year over year, driven in large part by a sharp decline in orders in Russia. These sanctions may continue to limit access by Russian financial institutions to capital markets, impose embargoes on certain goods, or restrict sales of sensitive technologies, which alone or in combination may continue to have a material adverse effect on our revenues and the financial results of our operations. In addition, we remain concerned about the geopolitical instability in the Middle East as well as the continued volatility of the energy, equity and currency markets. These factors as well as others we may not contemplate could have a material adverse effect on the spending patterns of businesses including our current and potential customers which could have a material adverse effect on our revenues and our results of operations. See “Our Revenues are Subject to Seasonal Variations” on page 41 for discussion of the potential impact of seasonality on our business.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2014	2013	2014	2013
Net sales:
Americas	41.5%	44.1%	40.1%	41.3%
Europe	25.7	25.7	27.2	26.2
East Asia	24.7	20.0	24.1	22.9
Emerging Markets	8.0	10.2	8.6	9.6
Consolidated net sales	100.0	100.0	100.0	100.0
Cost of sales	25.8	26.0	25.7	26.3
Gross profit	74.2	74.0	74.3	73.7
Operating expenses:
Sales and marketing	37.2	38.5	38.2	38.8
Research and development	18.8	21.0	18.7	20.7
General and administrative	7.2	7.4	7.6	7.6
Acquisition related adjustment	-	-	0.0	(0.2)
Total operating expenses	63.3	66.9	64.4	66.9
Operating income	10.9	7.1	9.9	6.8
Other income (expense):
Interest income	0.1	0.0	0.1	0.1
Net foreign exchange (loss) gain	(0.1)	0.2	(0.1)	(0.2)
Other income, net	0.0	0.1	0.0	0.1
Income before income taxes	10.9	7.4	9.9	6.7
(Benefit from) provision for income taxes	(1.8)	2.0	0.8	1.1
Net income	12.7%	5.5%	9.1%	5.6%

  Figures may not sum due to rounding.

Results of Operations for the three and nine month periods ended September 30, 2014 and 2013

Net Sales.    Our net sales were $314 million and $289 million for the three month periods ended September 30, 2014 and 2013, respectively, an increase of 8%. For the same periods, product sales were $287 million and $270 million, an increase of 7%, and software maintenance sales were $26 million and $20 million, an increase of 35%. Software maintenance sales grew at a faster rate than our overall net sales as a result of a greater mix of software sales during the three month period ended September 30, 2014, compared to the three month period ended September 30, 2013.

For the nine month periods ended September 30, 2014 and 2013, our consolidated net sales were $911 million and $872 million, respectively, an increase of 5%. For the same periods, product sales were $838 million and $811 million, respectively, an increase of 3%, and software maintenance sales were $73 million and $61 million, respectively, an increase of 20%. Software maintenance sales grew at a faster rate than our overall net sales as a result of a greater mix of software sales during the nine month period ended September 30, 2014, compared to the nine month period ended September 30, 2013.

We do not typically maintain a large amount of order backlog as orders typically translate to sales quickly. As such, any change in the pattern of our orders will typically have an impact on our net sales in the short term.

During the nine month period ended September 30, 2014, we implemented moderate pricing changes which had less than a 1% positive impact on our net sales.

Large orders, defined as orders with a value greater than $100,000, increased by 10% year over year during the three months ended September 30, 2014, compared to the year over year increase of 8% in the three month period ended September 30, 2013. In the nine month period ended September 30, 2014, large orders increased by 13% year over year compared the to year over year decrease of 1% during the nine month period ended September 30, 2013. A significant amount of our large order growth in the three month and nine month periods ended September 30, 2014, compared to the comparable periods in 2013, was the result of orders from our largest customer. Year over year, orders from this customer increased by 225% in the three month period ended September 30, 2014, and increased by 52% in the nine month period ended September 30, 2014. Excluding the impact of our largest customer, large orders decreased by 4% year over year during the three month period ended September 30, 2014, and increased by 4% year over year during the nine month period ended September 30, 2014,. Orders from our largest customer are discussed in more detail below. During the three month periods ended September 30, 2014 and 2013, large orders were 22% and 21% of our total orders, respectively, and for the nine month periods ended September 30, 2014 and 2013, large orders were 23% and 21% of our total orders, respectively. Larger orders are more volatile, are subject to greater discount variability and may contract at a faster pace during an economic downturn.

With respect to our largest customer, we are serving several different applications for this customer, each involving the use of LabVIEW and the NI PXI platform. During the three month periods ended September 30, 2014 and 2013, we received $12 million and $3.8 million, respectively, in new orders from our largest customer. During the nine month periods ended September 30, 2014 and 2013, we received $51 million and $34 million, respectively, in new orders from this same customer. In the three month periods ended September 30, 2014 and 2013, we recognized net revenue of $17 million and $4.2 million, respectively, from these orders, and in the nine month periods ended September 30, 2014 and 2013, we recognized net revenue from these orders of $44 million and $31 million.

For the three month periods ended September 30, 2014 and 2013, net sales in the Americas were $130 million and $128 million, respectively, an increase of 2%. Sales in the Americas, as a percentage of consolidated sales were 42% and 44% in the three month periods ended September 30, 2014, and 2013, respectively. In Europe, net sales were $81 million and $74 million in the three month periods ended September 30, 2014, and 2013, respectively, an increase of 8%. Sales in Europe, as a percentage of consolidated sales were 26% in each of the three month periods ended September 30, 2014 and 2013. In East Asia, net sales were $78 million and $58 million in the three month periods ended September 30, 2014 and 2013, respectively, an increase of 34%. Sales in East Asia, as a percentage of consolidated sales were 25% and 20% in the three month periods ended September 30, 2014 and 2013, respectively. In Emerging Markets, net sales were $25 million and $29 million in the three month periods ended September 30, 2014, respectively, a decrease of 14%. Sales in Emerging Markets, as a percentage of consolidated sales were 8% and 10% in the three month periods ended September 30, 2014 and 2013, respectively.

For the nine month periods ended September 30, 2014 and 2013, net sales in the Americas were $365 million and $360 million, respectively, an increase of 2%. Sales in the Americas, as a percentage of consolidated sales were 40% and 41% in the nine month periods ended September 30, 2014 and 2013, respectively. In Europe, net sales were $248 million and $228 million in the nine month periods ended September 30, 2014 and 2013, respectively, an increase of 9%. Sales in Europe, as a percentage of consolidated sales were 27% and 26% in the nine month periods ended September 30, 2014 and 2013, respectively. In East Asia, net sales were $220 million and $200 million in the nine month periods ended September 30, 2014 and 2013, respectively, an increase of 10%. Sales in East Asia, as a percentage of consolidated sales were 24% and 23% in the nine month periods ended September 30, 2014 and 2013, respectively. In Emerging Markets, net sales were $78 million and $84 million in the nine month periods ended September 30, 2014 and 2013, respectively, a decrease of 7%. Sales in Emerging Markets, as a percentage of consolidated sales were 9% and 10% in the nine month periods ended September 30, 2014 and 2013, respectively.

We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), Europe, East Asia, and Emerging Markets are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. For the three month period ended September 30, 2014, in local currency terms, our consolidated net sales increased by $22 million or 8%, Americas sales increased by $2.9 million or 2%, European sales increased by $3.5 million or 5%, East Asia sales increased by $19 million or 33%, and Emerging Markets sales decreased by $3.7 million or 12%, compared to the three month period ended September 30, 2013. During this same period, the change in exchange rates had the effect of increasing our consolidated sales by $1.9 million or 1%, decreasing Americas sales by $251,000 or 0.2%, increasing European sales by $2.4 million or 3%, increasing East Asia sales by $253,000 or 0.4%, and decreasing sales in Emerging Markets by $481,000 or 1.6%.

For the nine month period ended September 30, 2014, in local currency terms, our consolidated net sales increased by $39 million or 5%, Americas sales increased by $8 million or 2%, European sales increased by $12 million or 5%, East Asia sales increased by $20 million or 10%, and Emerging Markets sales decreased by $701,000 or 1%, compared to the nine month period ended September 30, 2013. During this same period, the change in exchange rates had the effect of decreasing our consolidated sales by $1.0 million, decreasing Americas sales by $2.5 million or 0.7%, increasing European sales by $9 million or 4%, decreasing East Asia sales by $2.8 million or 1.4%, and decreasing sales in Emerging Markets by $5.1 million or 6%.

To help protect against changes in U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue denominated in foreign currencies with average rate forward contracts. During the three month periods ended September 30, 2014 and 2013, these hedges had the effect of increasing our consolidated sales by $999,000 and increasing our consolidated sales by $751,000, respectively. During the nine month periods ended September 30, 2014 and 2013, these hedges had the effect of increasing our consolidated sales by $1.1 million and increasing our consolidated sales by $2.7 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2014 and 2013).

Gross Profit. For the three month periods ended September 30, 2014 and 2013, gross profit was $233 million and $214 million, respectively, an increase of 9%. As a percentage of sales, gross profit was 74% for each of the three month periods ended September 30, 2014 and 2013. For the nine month periods ended September 30, 2014 and 2013, gross profit was $677 million and $642 million, respectively, an increase of 5%. As a percentage of sales, gross profit was 74% for each of the nine month periods ended September 30, 2014 and 2013. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle.

For the three month periods ended September 30, 2014 and 2013, the change in exchange rates had the effect of decreasing our cost of sales by $1.2 million and increasing our cost of sales by $1.5 million, respectively. For the nine month periods ended September 30, 2014 and 2013, the change in exchange rates had the effect of decreasing our cost of sales by $1.8 million and increasing our cost of sales by $2.2 million, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During the three month periods ended September 30, 2014 and 2013, these hedges had the effect of decreasing our cost of sales by $32,000 and increasing our cost of sales by $20,000, respectively. During the nine month periods ended September 30, 2014 and 2013, these hedges had the effect of decreasing our cost of sales by $214,000 and $54,000, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2014 and 2013).

Operating Expenses. For the three month periods ended September 30, 2014 and 2013, operating expenses were $198 million and $193 million, respectively, an increase of 3%. As a percent of sales, operating expenses were 63% and 67% for the three month periods ended September 30, 2014 and 2013, respectively. For the three month period ended September 30, 2014, the increase in our operating expenses was due to an increase in personnel related expenses of $4.7 million and an increase in travel, building and equipment of $3.5 million offset by a $2.8 million increase in software development costs capitalized. The increase in personnel related expenses was driven by an increase in commissions due to higher sales volume, an increase in variable compensation due to the overall improvement in our operating results compared to the three month period ended September 30, 2013, as well as raises for eligible employees. The decrease in our software development costs coincides with the increase in our capitalized software compared to the three month period ended September 30, 2013. Over the same period, the net impact of changes in foreign currency exchange rates increased our operating expense by $377,000.

For the nine month periods ended September 30, 2014 and 2013, operating expenses were $587 million and $583 million, respectively, an increase of 1%. As a percent of sales, operating expenses were 64% and 67% for the nine month periods ended September 30, 2014 and 2013, respectively. For the nine month period ended September 30, 2014, the increase in our operating expenses was due to an increase in personnel related expenses of $15 million and an increase in travel, building and equipment and marketing and outside services of $2.4 million offset by a $11 million decrease in software development costs. The increase in personnel related expenses was driven by an increase in commissions due to higher sales volumes as well as an increase variable compensation due to the overall improvement in our operating results compared to the nine month period ended September 30, 2013. The decrease in our software development costs coincides with the $11 million increase in our capitalized software compared to the nine month period ended September 30, 2013. The increase in our capitalized software is consistent with our focus on new product development to support future growth in our business. Over the same period, the net impact of changes in foreign currency exchange rates decreased our operating expenses by $1.2 million.

We believe that our long-term growth and success depends on developing high quality software and hardware products on a timely basis. We are focused on leveraging recent investments in research and development and in our field sales force and taking actions to help ensure those resources are focused in areas and initiatives that will contribute to future growth in our business. For the three month periods ended September 30, 2014 and 2013, our sales and marketing expenses were $117 million and $111 million, respectively, and research and development expenses were $59 million and $61 million, respectively. For the nine month periods ended September 30, 2014 and 2013, our sales and marketing expenses were $348 million and $338 million, respectively, and research and development expenses were $170 million and $181 million, respectively. Overall headcount for our operating functions decreased by 45 from September 30, 2013 to September 30, 2014.

From a regional perspective, the decrease in research and development expenses had a larger impact on the operating expenses of the Americas as the Americas decreased by $2.4 million while the remaining regions increased by $603,000. In the nine month period ended September 30, 2014, the Americas decreased by $11.1 million while the remaining regions increased by $693,000.

Operating Income.  For the three month periods ended September 30, 2014 and 2013, operating income was $34 million and $21 million, respectively, an increase of 67%. As a percentage of net sales, operating income was 11% and 7%, respectively, in these same periods. For the nine month periods ended September 30, 2014 and 2013, operating income was $90 million and $59 million, respectively, an increase of 53%. As a percentage of net sales, operating income was 10% and 7%, respectively, in these same periods. The increases in operating income in absolute dollars and as a percentage of sales for the three and nine month periods ended September 30, 2014, compared to the three and nine month periods ended September 30, 2013, are attributable to the factors discussed in Net Sales, Gross Profit and Operating Expenses above.

Interest Income.    For the three month periods ended September 30, 2014 and 2013, interest income was $362,000 and $133,000, respectively. For the nine month periods ended September 30, 2014 and 2013, interest income was $793,000 and $495,000, respectively. We continue to see low yields for high quality investment alternatives that comply with our corporate investment policy. We do not expect yields in these types of investments to increase significantly during the remainder of 2014.

Net Foreign Exchange Gain (Loss).    For the three month periods ended September 30, 2014 and 2013, net foreign exchange loss was $(452,000) and gain of $456,000, respectively. During the nine month periods ended September 30, 2014 and 2013, net foreign exchange loss was $(1.0) million and $(2.1) million, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During the three month period ended September 30, 2014, there was sharp volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business characterized by broad and sharp strengthening of the U.S. dollar against most currencies. We cannot predict the direction or degree of future volatility in these exchange rates. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange gain (loss)”. Our hedging strategy decreased our foreign exchange losses by $2.2 million in the three month period ended September 30, 2014 and decreased our foreign exchange gains by $1.3 million in the three month period ended September 30, 2013. Our hedging strategy decreased our foreign exchange losses by $1.4 million in the nine month period ended September 30, 2014 and decreased our foreign exchange losses by $533,000 in the nine month period ended September 30, 2013. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities)

Provision for Income Taxes.    For the three month periods ended September 30, 2014 and 2013, our provision for income taxes reflected an effective tax rate of (16%) and 26%, respectively. For the nine month periods ended September 30, 2014 and 2013, our provision for income taxes reflected an effective tax rate of 8% and 16%, respectively. We recognized a tax benefit of $14 million in the three and nine month periods ended September 30, 2014 related to a settlement with the Internal Revenue Service of the examination of our U.S. income tax returns for 2010 and 2011. The factors that caused our effective tax rate to change year-over-year are detailed in the table below:

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
	(Unaudited)	(Unaudited)
Effective tax rate at September 30, 2013	26%	16%
Change in profit in foreign jurisdictions with reduced tax rates	(6)	(5)
Change in enhanced deduction for certain research and development expenses	3	3
Change in intercompany profit	1	1
Change in tax benefit from equity awards	-	1
Change in research and development tax credit	4	9
Decrease in unrecognized tax benefits	(41)	(15)
Other	(3)	(2)
Effective tax rate at September 30, 2014	(16)%	8%

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

 Charges related to stock-based compensation, amortization of acquired intangibles and acquisition related transaction costs.      For the three and nine month periods ended September 30, 2014 and 2013, the charges related to stock-based compensation as a component of cost of sales, sales and marketing, research and development, general and administrative, the associated provision for income taxes and the total charges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2014	2013	2014	2013
Stock-based compensation
Cost of sales	$465	$390	$1,264	$1,219
Sales and marketing	2,756	2,908	8,334	8,907
Research and development	2,497	3,803	7,221	9,136
General and administrative	877	889	2,657	2,734
Provision for income taxes	(2,284)	(2,894)	(5,917)	(6,585)
Total	$4,311	$5,096	$13,559	$15,411

For the three and nine month periods ended September 30, 2014 and 2013, the charges related to the amortization of acquisition related intangibles as a component of cost of sales, sales and marketing, research and development, other income, net, the associated provision for income taxes and the total charges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2014	2013	2014	2013
Amortization of acquired intangibles
Cost of sales	$2,662	$2,672	$7,991	$8,045
Sales and marketing	433	490	1,351	1,506
Research and development	392	396	1,198	1,638
Other income, net	170	185	507	566
Provision for income taxes	(1,207)	(1,232)	(3,647)	(3,850)
Total	$2,450	$2,511	$7,400	$7,905

For the three and nine month periods ended September 30, 2014 and 2013, the charges related to acquisition transaction costs and restructuring as a component of cost of sales, sales and marketing, research and development, general and administrative, acquisition related adjustments, the associated provision for income taxes and the total charges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2014	2013	2014	2013
Acquisition transaction costs and restructuring
Cost of sales	$547	$4	$547	$7
Sales and marketing	(24)	146	152	406
Research and development	(42)	281	264	691
General and administrative	38	71	145	246
Acquisition related adjustment	-	-	-	(1,316)
Provision for income taxes	(182)	(153)	(388)	(412)
Total	$337	$349	$720	$(378)

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments.  Cash, cash equivalents and short-term investments increased by $54 million to $448 million at September 30, 2014 from $393 million at December 31, 2013. The following table presents our working capital, cash and cash equivalents and short-term investments:

	September 30, 2014	December 31,
(In thousands)	(unaudited)	2013	Increase

Working capital	$657,014	$603,240	$53,774
Cash and cash equivalents (1)	259,455	230,263	29,192
Short-term investments (1)	188,299	163,149	25,150
Total cash, cash equivalents and short-term investments	$447,754	$393,412	$54,342

(1) Included in working capital

During the nine month period ended September 30, 2014, our working capital increased by $54 million. Overall, current assets increased by $78 million while current liabilities increased by $24 million. The increase in our current assets was the result of a $54 million increase in cash, cash equivalents and short-term investments, an increase in accounts receivable of $7 million and an increase in prepaid expense and other current assets of $23 million. These increases were offset by a decrease in inventory of $1.2 million and a decrease in deferred income taxes of $5.0 million. The increase in current liabilities was the result of an increase in accounts payable of $5.3 million, an increase in accrued compensation of $12 million, and an increase in deferred revenue of $5.3 million. The overall increases in working capital can be attributed to our overall profitability during the nine month period ended September 30, 2014.

Accounts receivable increased by $7 million to $188 million at September 30, 2014, from $181 million at December 31, 2013. Days sales outstanding decreased to 55 days at September 30, 2014, compared to 57 days at December 31, 2013. The increase in accounts receivable is consistent with the higher volume of sales during the nine month period ended September 30, 2014.

Inventory decreased by $1.2 million to $171 million at September 30, 2014, from $172 million at December 31, 2013. Inventory turns remained unchanged at 1.8 at September 30, 2014 and December 31, 2013.

Prepaid expenses and other current assets increased $23 million to $72 million at September 30, 2014, from $49 million at December 31, 2013. The increase in the fair value of our derivatives designated as hedging instruments accounted for $7.3 million of this increase. The timing of payments of U.S. federal taxes as well as value added taxes (VAT) in various jurisdictions and insurance and maintenance contracts accounted for the remaining $16 million of this change. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities)

Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our cash and investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $7.6 million U.S. dollar equivalent of German government sovereign debt and $23 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. Our German government sovereign debt holdings have a maximum remaining maturity of 8 months and carry Aaa/AAA ratings. Our short-term investments do not include sovereign debt from any other countries in Europe. At September 30, 2014, we had $448 million in cash, cash equivalents and short-term investments. Approximately $60 million or 13% of these amounts were held in domestic accounts with various financial institutions and $388 million or 87% was held in accounts outside of the U.S. with various financial institutions. At September 30, 2014, we had cash and cash equivalents of $259 million of which $60 million or 23% was held in domestic accounts and $199 million or 77% was held in various accounts of our foreign subsidiaries. At September 30, 2014, we had short-term investments of $188 million, all of which was held in investment accounts of our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

Cash Provided by and (Used in) in the nine month period ended September 30, 2014. The following table summarizes the proceeds and (uses) of cash:

	Nine Months Ended September 30,
(In thousands)	(unaudited)
	2014	2013
Cash provided by operating activities	$140,716	$94,722
Cash used in investing activities	(80,088)	(36,247)
Cash used in financing activities	(31,436)	(30,263)
Net change in cash equivalents	29,192	28,212
Cash and cash equivalents at beginning of year	230,263	161,996
Cash and cash equivalents at end of period	$259,455	$190,208

For the nine month periods ended September 30, 2014 and 2013, cash provided by operating activities was $141 million and $95 million, respectively, an increase of $46 million. This increase was due to an increase in net income of $34 million and an increase in cash provided by our operating assets of $12 million.

Investing activities used cash of $80 million during the nine month period ended September 30, 2014, as the result of capital expenditures of $31 million, capitalization of internally developed software and other intangibles of $22 million, and the net purchase of short-term investments of $25 million. During the nine month period ended September 30, 2013, we were still making payments related to the finishing stages of the construction of our Malaysian manufacturing facility. During the nine month period ended September 30, 2014, we were no longer making significant payments for our Malaysian manufacturing facility and as a result, capital expenditures during the nine month period ended September 30, 2014, declined by $10 million. Capital expenditures during the nine month period ended September 30, 2014, included leasehold improvements, expansion of existing facilities, computers, equipment and furniture and fixtures to support operations throughout our business. Investing activities used cash of $36 million during the nine month period ended September 30, 2013, as the result of capital expenditures of $41 million and capitalization of internally developed software and other intangibles of $11 million, offset by the net sale of $19 million of short-term investments to fund liquidity for operating needs. Capital expenditures during the nine month period ended September 30, 2013 included payments related to additional land use rights and the finishing stages of the construction of our Malaysian manufacturing facility as well as leasehold improvements, computers, equipment and furniture and fixtures to support operations in our Malaysian manufacturing facility as well as other parts of our business.

Financing activities used cash of $31 million during the nine month period ended September 30, 2014, which was the net result of $57 million used to pay our dividends offset by $24 million received from the issuance of our common stock from the exercise of employee stock options and from our employee stock purchase plan. Financing activities used cash of $30 million during the nine month period ended September 30, 2013, which was the result of $29 million received from the issuance of our common stock from the exercise of employee stock options and from our employee stock purchase plan, offset by $9 million used to settle an earn-out payment related to our acquisition of AWR and $52 million used to pay dividends to our stockholders.

From time to time, our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. We did not make any purchases under this program during the nine month period ended September 30, 2014. At September 30, 2014, there were 3,932,245 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date.

During the nine month period ended September 30, 2014, we received less proceeds from the exercise of stock options compared to the nine month period ended September 30, 2013. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control and in the future, we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, since 2005, it has been our practice to issue RSUs and not stock options to eligible employees which has reduced the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of RSUs does not result in any cash proceeds to us.  As of September 30, 2014, there were outstanding options to purchase 58,580 shares of our common stock of which options for 4,550 shares have expiration dates in 2014. These options have weighted average exercise prices of between $14.63 per share and $19.45 per share. As such, we will not generate as much cash from the exercise of stock options during the remainder of 2014 and very little if any after 2014.

Contractual Cash Obligations.  Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. At September 30, 2014, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $9 million. At December 31, 2013, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $11 million.

Guarantees are related to payments of customs and foreign grants. At September 30, 2014, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $13 million. At December 31, 2013, we had outstanding guarantees for payment of customs, foreign grants and potential customer disputes totaling approximately $5.2 million.

Loan Agreement. On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association. The Loan Agreement provides for a $50 million unsecured revolving line of credit with a scheduled maturity date of May 9, 2018 (the “Maturity Date”). Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Loan Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Loan Agreement. We may choose to borrow funds against this line of credit in future periods to have sufficient domestic cash to fund continued dividends to our stockholders, to fund potential acquisitions or other domestic general corporate purposes without the need to repatriate foreign earnings. At September 30, 2014, we did not have any amounts outstanding or due as a result of borrowings under this line of credit.

Off-Balance Sheet Arrangements.    We do not have any off-balance sheet debt. At September 30, 2014, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect of increasing our consolidated sales by $1.9 million in the three month period ended September 30, 2014, and decreasing our consolidated sales by $1.3 million in the three month period ended September 30, 2013. The change in exchange rates had the effect of decreasing our consolidated sales by $1.0 million in the nine month period ended September 30, 2014, and decreasing our consolidated sales by $4.8 million in the nine month period ended September 30, 2013. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing our consolidated operating expenses by $377,000 in the three month period ended September 30, 2014, and decreasing our consolidated operating expenses by $108,000 in the three month period ended September 30, 2013.  The change in exchange rates had the effect of decreasing our consolidated operating expenses by $1.2 million in the nine month period ended September 30, 2014, and decreasing our consolidated operating expenses by $1.0 million in the nine month period ended September 30, 2013.

During the three month period ended September 30, 2014, there was sharp volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business characterized by a  broad and sharp strengthening of the U.S. dollar against most currencies. We cannot predict to what degree or how long this volatility in the foreign currency exchange markets will continue. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

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

During the three month period ended September 30, 2014, our hedges had the effect of increasing our consolidated sales by $999,000, decreasing our cost of sales by $32,000 and decreasing our operating expenses by $24,000. During the nine month period ended September 30, 2014, our hedges had the effect of increasing our consolidated sales by $1.1 million, decreasing our cost of sales by $214,000, and decreasing our operating expenses by $128,000. During the three month period ended September 30, 2013, our hedges had the effect of increasing our consolidated sales by $751,000, increasing our cost of sales by $20,000, and decreasing our operating expenses by $15,000. During the nine month period ended September 30, 2013, our hedges had the effect of increasing our consolidated sales by $2.7 million, decreasing our cost of sales by $54,000, and decreasing our operating expenses by $5,000. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales, cost of sales and operating expenses for the three and nine month periods ended September 30, 2014 and 2013).

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

Cash, Cash Equivalents and Short-Term Investments

At September 30, 2014, we had $448 million in cash, cash equivalents and short-term investments. See Liquidity and Capital Resources above for further discussion regarding our cash, cash equivalents and short-term investments.

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

We account for our investments in debt and equity instruments under FASB ASC 320 Investments – Debt and Equity Securities (FASB ASC 320). Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other-than-temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments at September 30, 2014 and December 31, 2013 was $188 million and $163 million, respectively.

We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income. There were not any other-than-temporary impairments recognized in other expense during nine month period ended September 30, 2014.

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

In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of September 30, 2014, a 100 basis point increase or decrease in interest rates across all maturities would result in a $921,000 increase or decrease in the fair market value of our portfolio. As of December 31, 2013, a similar 100 basis point increase or decrease in interest rates across all maturities would result in a $796,000 increase or decrease in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is an other-than-temporary impairment. Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of September 30, 2014, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

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

Exchange Rate Risk

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at September 30, 2014 and December 31, 2013, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $21 million and $15 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

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

During the three month period ended September 30, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a – 15 or Rule 15d – 15 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

Uncertain Global Economic Conditions Could Materially Adversely Affect Our Business and Results of Operations.    Our operations and performance are sensitive to fluctuations in general economic conditions, both in the U.S. and globally. We continue to be concerned with the impact of the sanctions against Russia by the European Union (EU) and the U.S. During the three month period ended September 30, 2014, orders in our Emerging Markets region decreased by 1%, year over year, driven in large part by a sharp decline in orders in Russia. These sanctions may continue to limit access by Russian financial institutions to capital markets, impose embargoes on certain goods, or restrict sales of sensitive technologies, which alone or in combination may continue to have a material adverse effect on our revenues and the financial results of our operations. In addition, we remain concerned about the geopolitical instability in the Middle East as well as the continued volatility of the energy, equity and currency markets. These factors as well as others we may not contemplate could have a material adverse effect on the spending patterns of businesses including our current and potential customers which could have a material adverse effect our revenues and our results of operations. Other factors that could adversely influence demand for our products include increases in fuel and other energy costs, unemployment, labor and healthcare costs, access to credit, consumer and business confidence, and other macroeconomic factors affecting spending behavior.

Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the PMI. In the three months ended September 30, 2014, the average of the PMI was 52.4 and the average of the new order element of the PMI was 53.5, both indicating economic expansion. During the three month period ended September 30, 2014, the PMI in the U.S. and the Eurozone maintained readings above 50. The average of the global PMI during the first nine months of 2014 was 52.5 compared to an average of 51.0 during the first nine months of 2013. While this is an indication of overall improvement in the economic climate for the broad industrial economy, we remain concerned with other economic and political events as we move into the final quarter of 2014 and as we look ahead to 2015. We are unable to predict whether the industrial economy, as measured by the PMI, will remain above the neutral reading of 50, strengthen or contract during the remainder of 2014. If the industrial economy as measured by the PMI begins to contract, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and result of operations.

Revenue Derived from Large Orders Could Adversely Affect our Gross Margin and Could Lead to Greater Variability in our Quarterly Results.    We define our large order business as orders with a value greater than $100,000. As a percent of our overall business, orders over $100,000 represented 22% and 21% of our total orders during the three month periods ended September 30, 2014 and 2013, respectively, and 23% and 21% in the nine month periods ended September 30, 2014 and 2013, respectively. These orders may be more sensitive to changes in the global industrial economy, may be subject to greater discount variability, lower gross margins, and may contract at a faster pace during an economic downturn. For example, excluding the impact of our largest customer, large orders decreased by 4% and grew by 4% in three and nine month periods ended September 30, 2014, respectively, compared to growth rates of 49% and 27% during the three and nine month periods ended September 30, 2013, respectively. Historically, our gross margins have been relatively stable from period to period. To the extent that the amount of our revenue derived from larger orders increases in future periods, either in absolute dollars or as a percentage of our overall business, our gross margins could decline, and we could experience greater volatility and see a greater negative impact from future downturns in the global industrial economy. This dynamic may also have an adverse effect on the historical seasonal pattern of our revenues and our results of operations. These types of orders also make managing inventory levels more difficult as we have in the past and may have to in the future build large quantities of inventory in anticipation of future demand that may not materialize.

Orders With a Value of Greater than One Million Dollars Expose Us to Significant Additional Business and Legal Risks that Could Have a Material Adverse Impact on our Business, Results of Operations and Financial Condition. In recent years, we have made a concentrated effort to increase our revenue through the pursuit of orders with a value greater than $1.0 million. During the three month periods ended September 30, 2014 and 2013, we received $12 million and $3.8 million, respectively, in new orders from our largest customer. In the three month periods ended September 30, 2014 and 2013, we recognized net revenue of $17 million and $4.2 million, respectively, from these orders. During the nine month periods ended September 30, 2014 and 2013, we received $51 million and $34 million in orders from our largest customer, respectively, and in the same periods we recognized $44 million and $31 million from this customer, respectively. These types of orders expose us to significant additional business and legal risks compared to smaller orders. Our very large customers frequently require contract terms that vary substantially from our standard terms of sale. These orders can be accompanied by critical delivery commitments and severe contractual liabilities can be imposed on us if we fail to provide the quantity of product at the required delivery times. These customers may also impose product acceptance requirements and product performance evaluations which create uncertainty with respect to the timing of our ability to recognize revenue from such orders. In addition, these larger orders are more volatile, are subject to greater discount variability and may contract at a faster pace during an economic downturn. These contracts may also have supply constraint requirements which mandate that we allocate large product inventories for a specific contract. These inventory requirements expose us to higher risks of inventory obsolescence and can adversely impact our ability to provide adequate product supply to other customers.

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

Our Product Revenues are Dependent on Certain Industries and Contractions in these Industries Could Have a Material Adverse Effect on Our Results of Operations.    Sales of our products are dependent on customers in certain industries, particularly the telecommunications, semiconductor, consumer electronics, automotive, automated test equipment, defense and aerospace industries. As we have experienced in the past, and as we may continue to experience in the future, downturns characterized by diminished product demand in any one or more of these industries may result in decreased sales, and a material adverse effect on our operating results. For example, we noted a negative impact from the contraction in personal computer (“PC”) shipments that occurred for eight straight quarters through the first quarter of 2014. We cannot predict when and to what degree contractions in these industries may occur, however any sharp or prolonged contraction in one or more of these industries could have a material adverse effect on our business and results of operations.

 Our Current Domestic Cash Position May Not Be Sufficient to Fund our Domestic Cash Needs in the Next Twelve Months and We May Need to Borrow Under our Credit Agreement, Seek Funding from External Sources or Repatriate Foreign Earnings.  At September 30, 2014, we had $448 million in cash, cash equivalents and short-term investments of which $388 million was held in operating and investment accounts of our foreign subsidiaries. On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association. The Loan Agreement provides for a $50 million unsecured revolving line of credit with a scheduled maturity date of May 9, 2018 (the “Maturity Date”). Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may choose to borrow funds against this line of credit in future periods in order to have sufficient domestic cash to fund continued dividends to our stockholders, to fund potential acquisitions or other domestic general corporate purposes without the need to repatriate foreign earnings. At September 30, 2014, we did not have any amounts outstanding or due as a result of borrowings under this line of credit.

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

During the three month period ended September 30, 2014, there was sharp volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business characterized by  a broad and sharp strengthening of the U.S. dollar against most currencies. We cannot predict to what degree or how long this volatility in the foreign currency exchange markets will continue. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

Our Tax Returns and Other Tax Matters are Subject to Examination by the U.S. Internal Revenue Service and Other Tax Authorities and Governmental Bodies and the Results of These Examinations Could Have a Material Adverse Effect on Our Financial Condition. We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. These uncertain tax positions are subject to examination by the U.S. Internal Revenue Service and other tax authorities. We recognized a tax benefit of $14 million in the three and nine month periods ended September 30, 2014 related to a settlement with the Internal Revenue Service of the examination of our U.S. income tax returns for 2010 and 2011. There can be no assurance as to the outcome of any future examinations. If the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be materially adversely affected.

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

Tax Law Changes in Hungary Could Have a Negative Impact on our Effective Tax Rate, Earnings and Results of Operations. The profit from our Hungarian operation benefits from the fact that it is subject to an effective income tax rate that is lower than the U.S. federal statutory tax rate of 35%. Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $600,000 and $1.2 million for the three month periods ended September 30, 2014 and 2013, respectively, and income tax benefits of $4.6 million and $4.4 million for the nine month periods ended September 30, 2014 and 2013, respectively. In addition, effective January 1, 2010, certain qualified research and development expenses in Hungary became eligible for an enhanced tax deduction. The enhanced tax deduction for research and development expenses resulted in income tax benefits of $1.5 million and $1.9 million for the three month periods ended September 30, 2014 and 2013, respectively, and income tax benefits of $7.3 million and $6.6 million for the nine month periods ended September 30, 2014 and 2013, respectively. This tax benefit may not be available in future years due to changes in political conditions in Hungary or changes in tax laws in Hungary and in the U.S. The reduction or elimination of these benefits in Hungary or future changes in U.S. law pertaining to the taxation of foreign earnings could result in an increase in our future effective income tax rate which could have a material adverse effect on our operating results.

 Our Income Tax Rate could be Affected by the Expiration of a Tax Holiday in Malaysia. Potential future profits from our new manufacturing facility in Penang, Malaysia are free of tax under a 15 year tax holiday effective January 1, 2013. The tax holiday resulted in an income tax benefit of $1.3 million and $1.6 million for the three and nine months ended September 30, 2014, respectively. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The expiration of the tax holiday in Malaysia or future changes in U.S. law pertaining to the taxation of foreign earnings could have a material adverse effect on our operating results.

A Substantial Majority of our Manufacturing, Warehousing and Distribution Capacity is Located Outside of the United States. Our Hungarian manufacturing and warehouse facility sourced a substantial majority of our sales in 2012. In 2013, we transitioned some of this capacity to our manufacturing, warehouse and distribution facility in Penang, Malaysia and this transition is continuing in 2014. In addition, production, primarily of RF products and of low volume, complex or newly introduced products done in Austin, Texas, will be transitioning to our manufacturing facilities in Hungary and Malaysia over the next 12 to 18 months.

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

•	cost overruns related to training our workforce for this facility; or
•	inefficient inventory management.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our management’s certification of adequate disclosure controls and procedures as of September 30, 2014. Our most recent annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. Our most recent annual report on Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any shares of common stock during the third quarter of 2014. At September 30, 2014, there were 3,932,245 shares available for repurchase under a repurchase plan approved on April 21, 2010. This repurchase plan does not have an expiration date.

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

Dated:  October 31, 2014

NATIONAL INSTRUMENTS CORPORATION
By: /s/ Alex M. Davern
Alex M. Davern
EVP, Chief Operating Officer,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)