Form 10-K
period 2014-12-31
NATIONAL INSTRUMENTS CORP /DE/
filed 2015-02-19
CIK 935494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014 or

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer☐Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at the close of business on June 30, 2014, was $3,261,310,815 based upon the last sales price reported for such date on the NASDAQ Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant as of June 30, 2014, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

At the close of business on February 17, 2015, registrant had outstanding 128,137,405 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant for its Annual Meeting of Stockholders to be held on May 12, 2015 (the “Proxy Statement”).

Form 10-K

For the Fiscal Year Ended December 31, 2014

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

ITEM 1.BUSINESS

National Instruments Corporation (“NI”, “we”, “us” or “our”) designs, manufactures and sells systems to engineers and scientists that accelerate productivity, innovation and discovery. Our graphical system design approach to engineering provides an integrated software and hardware platform that speeds the development of systems needing measurement and control. We believe our long-term vision and focus on technology supports the success of our customers, employees, suppliers and stockholders.

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

Our Approach to Measurement and Automation

NI offers a different approach called graphical system design. This approach provides an integrated hardware and software platform for measurement and control systems that can be defined entirely by the customer. This allows systems to more easily adapt to changing requirements and technologies over time. NI hardware and software also leverage commercially available technology whenever possible to deliver performance and cost benefits to our customers. Therefore, these customer-defined systems are more flexible, with higher performance and lower costs, compared to traditional vendor-defined systems.

NI equips engineers and scientists with systems that accelerate productivity, innovation and discovery. Our customers use our platform to develop test, measurement, control and embedded systems across multiple industries from design to production, for advanced research, and to teach engineering and science.

Compared with traditional solutions, we believe our products and our platform-based approach provide the following significant benefits to our customers:

Simpler, Faster Development

Customers face changing requirements and technologies while having to create more intelligent systems with fewer resources than ever. Our software-based approach simplifies the complexity of creating these systems by providing higher level interfaces to access changing technology and a way to easily upgrade through software while other fixed function systems require new hardware. When hardware changes are required, our modular, reconfigurable platforms enable users to easily change only the functions they need while preserving software continuity over time. In this way, the graphical system design platform-based approach can accelerate the development of any system that needs measurement and control.

Performance and Efficiency

Our software brings the power of commercial computers, handheld devices, networks and the Internet to instrumentation and embedded devices. With features such as graphical programming, automatic code generation, graphical tools libraries, ready-to-use example programs, libraries of specific instrumentation functions, and the ability to deploy applications on a range of platforms, scientists and engineers can quickly build a system that meets individual application needs. Because the continuous performance improvement of personal computers (“PCs”), Field Programmable Gate Arrays (“FPGAs”) and networking technologies are the core platforms for our approach, scientists and engineers can quickly realize direct performance benefits,  faster execution for measurement and automation applications, shorter test times, faster automation, higher performing embedded systems and higher manufacturing throughput.

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

Products, Technology and Services

We offer an extensive line of measurement, automation and control products to work either separately, as stand-alone products or as an integrated system; however, customers generally purchase our software and hardware together. We believe that the flexibility, functionality and ease of use of our system design software promotes sales of our other software and hardware products. We offer volume licensing that helps customers maximize their system investment by reducing total cost of ownership and simplifying their software standardization, budgeting, purchasing and upgrading efforts.

System Design Software

For more than 25 years, NI has invested in its flagship software product, LabVIEW, which the company believes is the ultimate system design software for measurement, automation and control. LabVIEW promotes problem-solving, accelerates productivity, and empowers innovation. With LabVIEW, users program graphically and can design custom virtual instruments by connecting graphical icons with software wires to create “block diagrams” which are natural design notations for scientists and engineers. Users can customize front panels with knobs, buttons, dials and graphs to emulate control panels of instruments or add custom graphics to visually represent the control and operation of processes.

LabVIEW is a comprehensive development environment with hardware integration and wide-ranging compatibility that engineers and scientists need to design and deploy measurement, automation and control systems. The LabVIEW programming environment is graphical, with engineering-specific libraries of software engineering functions and hardware interfaces. It also offers data analysis, visualization, and sharing features. Engineers and scientists can bring their vision to life with LabVIEW, and have access to a vast ecosystem of partners and technology alliances, and a global and active user community. When customers use LabVIEW, combined with the modular hardware approach with NI data acquisition, NI CompactRIO and PCI Extensions for Instrumentation (“PXI”) platforms, they are able to quickly integrate system components and do their jobs faster, more efficiently, and at a lower cost.

LabVIEW Real-Time and LabVIEW FPGA are strategic modular software add-ons to LabVIEW. With LabVIEW Real-Time, the user can easily configure their application program to execute using a real-time operating system kernel instead of a general purpose operating system, so users can easily build deterministic solutions. In addition, with LabVIEW Real-Time, users can easily configure their programs to operate remotely on embedded processors in PXI-based systems, on embedded processors inside NI CompactRIO distributed I/O systems, or on processors embedded on plug-in PC data acquisition boards. With LabVIEW FPGA, the user can configure their application to execute directly in silicon via a FPGA residing on one of our reconfigurable I/O hardware products. LabVIEW FPGA allows users to build their own highly specialized, custom hardware devices for ultra high-performance requirements or for unique or proprietary measurement or control protocols.

The LabVIEW Communications System Design Suite is a targeted version of LabVIEW that we built specifically for wireless prototyping. This customized version includes new workflows, specialized IP, and offers a design environment closely integrated with NI software defined radio (SDR) hardware for rapidly prototyping communications systems including FPGA-based SDR hardware. LabVIEW Communications simplifies the design process that is complicated by today’s disparate hardware and software tools. Users define and manage the entire prototyping process with a single design tool, and rapidly deploy new algorithms to hardware.  LabVIEW Communications also provides a plug-in architecture to offer productive starting points with open application frameworks for LTE, 802.11 and other key standards.

Programming Tools

In addition to LabVIEW, NI offers LabWindows/CVI and Measurement Studio as alternative programming environments.  LabWindows/CVI users use the conventional, text-based programming language of C for creating test and control applications. LabWindows/CVI also provides a Real-Time module to allow for C-based development of real-time systems in automated test applications. Measurement Studio consists of measurement and automation add-on libraries and additional tools for programmers who prefer Microsoft’s Visual Studio development environments.

Application Software

NI offers a suite of application software products, including NI TestStand, NI VeriStand, NI DIAdem, NI InsightCM Enterprise and NI Multisim, which are complimentary to LabVIEW, LabWindows/CVI, Measurement Studio and 3rd party software.

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

NI InsightCM Enterprise. NI InsightCM Enterprise is a software solution with tightly integrated hardware options for monitoring critical and ancillary rotating equipment. With this solution, you can acquire, analyze, and visualize data from a wide breadth of sensors to interpret the health of your machines with confidence. Companies can use this cost-effective, open, and flexible solution to monitor a larger percentage of their fleet and meet evolving maintenance requirements.

NI Multisim Circuit Design Software. NI Multisim is an industry-standard, Simulation Program with Integrated Circuit Emphasis (SPICE) simulation environment. It is the cornerstone of the NI circuits teaching solution to build expertise through practical application in designing, prototyping, and testing electrical circuits.

Hardware Products and Related Driver Software

Using cutting-edge commercial technology, such as the latest microprocessors, Analog to Digital Converters (“ADCs”), FPGAs, and PC busses, our hardware delivers modular and easy-to-use solutions for a wide range of applications – from automated test and data logging to industrial control, and embedded design. Our hardware and related driver software products include data acquisition (“DAQ”), PXI chassis and controllers, modular instruments, image acquisition, motion control, distributed I/O, industrial communications interfaces, General Purpose Interface Bus (“GPIB”) interfaces, embedded control hardware/software and VME Extension for Instrumentation (“VXI”) Controllers. The high level of integration among our products provides users with the flexibility to mix and match hardware components when developing custom virtual instrumentation systems.

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

Modular Instruments.  We offer a variety of modular instrument devices used in general purpose test and communication test applications.  These devices include digitizers, digital multimeters, signal generators, RF analyzers/generators, power supplies, source measurement units and switch modules that users can configure through software to meet their specific measurement requirements. Because these instruments are modular and software-defined, they can be quickly interchanged and easily repurposed to meet evolving test needs. Additionally, our modular instruments provide high-speed test execution by harnessing the power of industry-standard PCs, FPGAs and advanced timing and synchronization technologies. Options are available for a variety of platforms including PXI, PXI Express, PCI, PCI Express, and USB.

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

NI LabVIEW Reconfigurable I/O (RIO) Architecture.  NI reconfigurable I/O (RIO) hardware combined with NI LabVIEW system design software provides a commercial off-the-shelf solution to simplify development and shorten time to market when designing advanced measurement and control systems. All RIO hardware systems, which include CompactRIO, NI Single-Board RIO, R Series boards and PXI-based FlexRIO products, feature a standard, high-performance architecture that combines a powerful floating-point processor, reconfigurable FPGA, and modular I/O. Engineers can program all RIO hardware components with LabVIEW, including the LabVIEW FPGA Module, to rapidly create custom timing, signal processing and control for I/O without requiring expertise in low-level hardware description languages or board-level design. NI provides a breadth of RIO hardware targets that provide varying degrees of performance, cost, I/O rates, and ruggedness, to meet a wide variety of application needs. NI first released its LabVIEW RIO architecture in 2003 with its first R Series PXI plug-in board along with its first CompactRIO rugged, high-performance embedded system.

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

GPIB Interfaces/Driver Software.  We began selling GPIB products in 1977 and are a leading supplier of GPIB interface boards and driver software to control traditional instruments. These traditional instruments are manufactured by a variety of third-party vendors and are used primarily in test and measurement applications. Our diverse portfolio of hardware and software products for GPIB instrument control is available for a wide range of computers. Our GPIB product line also includes products for controlling GPIB instruments using the computer’s standard parallel, USB, Ethernet, and serial ports.

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

Software Products for Teaching

NI Multisim Circuit Design Software. NI Multisim is an industry-standard, SPICE simulation environment. It is the cornerstone of the NI circuits teaching solution to build expertise through practical application in designing, prototyping, and testing electrical circuits. Developed for the educator who needs to teach all aspects of circuits and electronics, Multisim Education Edition provides the ability to seamlessly move students from theory to simulation to the lab. Regardless of the application area, the powerful environment offers students the ability to visualize and interact with circuit theory and equations and focus on course-specific concepts with SPICE simulation.

NI LabVIEW for Education. LabVIEW is a graphical system design environment used on campuses all over the world to deliver hands-on learning to the classroom, enhance research applications, and foster the next generation of innovation. By teaching with LabVIEW, educators help students accomplish hands-on and system-based learning in a single environment with skills and methods they will use in their careers. With built-in I/O integration and instrument control, thousands of functions for math and signal processing, user interfaces to visualize and explore data, and deployment to multiple hardware targets, students access the power of graphical system design and can go from concept to prototype in one semester.

LabVIEW for LEGO® MINDSTORMS®.  This version of LabVIEW is specifically designed to extend the LEGO MINDSTORM set’s teaching power, making it easier, and more fun, to manage robotics projects. This easy-to-learn programming environment provides access to tools exclusive to the NI Education Platform. LabVIEW for LEGO MINDSTORMS helps prepare students for university courses and engineering careers where LabVIEW is already in use.

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

Calibration. To help our customers’ calibration needs, NI provides calibration solutions, including recalibration services, manual calibration procedures, and automated calibration software. In 2011, the American Association for Laboratory Accreditation (A2LA) accredited NI Calibration Services Austin to one of the highest international calibration standards in the industry, ISO/IEC 17025:2005. National Instruments now offers 17025 calibration services for OEMs and other organizations seeking to maintain compliance with the strictest governmental, medical, transportation and electronics regulations.  The new calibration service offering is designed for companies standardizing their automated test and measurement systems on PXI modular instrumentation, which provides some of the most advanced technology for addressing the latest engineering challenges.

Warranty and Repair. We offer standard and extended warranties to help meet project life-cycle requirements and provide repair services for our products, express repair, and advance replacement services.

Software Maintenance Services

Software Services for End Users: Our Standard Service Program (SSP) and Enterprise Agreements (EAs) are designed to help ensure that our end users are successful with our products. This software maintenance contract provides the end user with regular product upgrades and service packs, professional technical support from local engineers, 24-hours a day access to self-paced online product training, and access to older versions of their owned software.

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

Customers

We have a broad base of over 35,000 customers worldwide, with no customer accounting for more than 5%, 3%, and 7% of our sales in 2014, 2013, and 2012, respectively.

Marketing

Through our worldwide marketing efforts, we strive to educate engineers and scientists about the benefits of our graphical system design approach, products and technology, and to highlight the performance and cost advantages of our products. We also seek to present our position as a technology leader among producers of instrumentation software and hardware and to help promulgate industry standards that can benefit users of computer-based instrumentation.

We reach our intended audience through our website at ni.com as well as through the distribution of written and electronic materials including demonstration versions of our software, participation in tradeshows and technical conferences and training and user seminars.

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

Sales and Distribution

We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the U.S. accounted for approximately 63%, 62% and 63%, of our revenues in 2014, 2013, and 2012, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 13 – Segment information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales, operating income, interest income and long-lived assets.)

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

Competition

The markets in which we operate are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than we have, and we may face further competition from new market entrants in the future. A key competitor is Keysight Technologies Inc. (“Keysight”) which was formerly part of Agilent. In 2013, Agilent announced plans to separate into two publicly traded companies; one in life sciences, diagnostics and applied markets that would retain the Agilent name and Keysight that would concentrate solely on the test and measurement industry. Agilent completed the spin off of Keysight in November 2014. Keysight offers hardware and software products that provide solutions that directly compete with our virtual instrumentation products including its own line of PXI based hardware.  Keysight is aggressively advertising and marketing products that are competitive with our products. Because of Keysight’s strong position in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse effect on our operating results.

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

As of December 31, 2014, we employed 2,055 people in product research and development. Our research and development expenses were $227 million, $235 million and $223 million in 2014, 2013, and 2012, respectively.

Intellectual Property

We rely on a combination of patent, trade secret, copyright and trademark law, contracts and technical measures to establish and protect our proprietary rights in our products. As of December 31, 2014, we held 822 U.S. patents (819 utility patents and 3 design patents) and 25 patents in foreign countries (21 patents registered in Europe, 1 patent in China, 2 patents in Japan, and 1 patent in Mexico), and had 179 patent applications pending in the U.S. and foreign countries. 252 of our issued U.S. patents are software patents related to LabVIEW, and cover fundamental aspects of the graphical programming approach used in LabVIEW. Our patents expire from 2015 to 2034. The expiration of any particular patent in the short term is not expected to have any significant negative impact on our business. No assurance can be given that our pending patent applications will result in the issuance of patents. We also own certain registered trademarks in the United States and abroad. See further discussion regarding risks associated with our patents in ITEM 1A, Risk Factors, “Our Business Depends on Our Proprietary Rights and We are Subject to Intellectual Property Litigation.”

Manufacturing and Suppliers

We manufacture a substantial majority of our product volume at our facilities in Debrecen, Hungary and Penang, Malaysia. Additional production, primarily of RF products and of low volume, complex or newly introduced products is done in Austin, Texas, however, we will be transitioning all of our Austin, Texas based manufacturing activities to our manufacturing facilities in Hungary and Malaysia over the next six to 12 months. As of December 31 2014, we had successfully transferred approximately 45% of our Austin based production into Hungary and Malaysia. In 2015, our site in Malaysia is expected to produce approximately 30% of our global production. This production is being generated by transferring existing products from our Austin production facility in support of anticipated growth in our business and introducing new products directly into our Malaysian facility. Our site in Hungary is expected to produce approximately 65% of our global production in 2015. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. Most of our electronic circuit card assemblies, modules and chassis are manufactured in house, although subcontractors are used from time to time. The majority of our electronic cable assemblies are produced by subcontractors; however, we do manufacture some on an exception basis. Our software duplication, technical manuals and product support documentation is primarily produced by subcontractors.

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

Employees

As of December 31, 2014, we had 7,084 employees worldwide, including 2,055 in research and development, 3,222 in sales and marketing and customer support, 1,034 in manufacturing and 773 in administration and finance. None of our employees are represented by a labor union and we have never experienced a work stoppage. We consider our employee relations to be good. For 15 consecutive years, from 1999 to 2014, we were named among the 100 Best Companies to Work for in America according to FORTUNE magazine. For  the fourth consecutive year, from 2011 to 2014, we were ranked among the top 25 of the World’s Best Multinational Workplaces according to Great Place to Work.

ITEM 1A.    RISK FACTORS

Our financial performance is subject to risks associated with changes in the value of the U.S. dollar versus local currencies. The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. (See Financial Risk Management under Item 3. Quantitative and Qualitative Disclosures About Market Risk for further discussion on the effect changes in the foreign currency exchange rates have on our operating results.)

During 2014, there was sharp volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business. Toward the end of 2014 and in January of 2015, we saw a sharp and broad appreciation of the U.S. dollar against many of the currencies we do business in bringing the U.S. dollar index to a ten year high.  We expect the strength of the U.S. dollar to have a negative impact on the U.S. dollar equivalent of our foreign currency denominated sales. For the first quarter of 2015, we expect the strong U.S. dollar will reduce the U.S. dollar equivalent of our foreign currency denominated sales by approximately 5%. We are also concerned about the current negotiations between Greece and other members of the eurozone regarding the terms of the Greek bailout. Any outcome of these negotiations that leads to a default of Greece’s debt or an exit by any member from the eurozone could result in a significant adverse impact on the financial markets throughout Europe and as a result could have material adverse effect on our business and results of our operations.

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

Uncertain Global Economic Conditions Could Materially Adversely Affect Our Business and Results of Operations.    Our operations and performance are sensitive to fluctuations in general economic conditions, both in the U.S. and globally.  We continue to see the adverse impact of the sanctions against Russia by the European Union (EU) and the U.S. During the year ended December 31, 2014, orders in our Emerging Markets region decreased by 2%, year over year, driven in large part by a sharp decline in orders in Russia.  The ongoing uncertainty created by volatile currency markets,  the impact of the sanctions against Russia and declining oil prices, alone or in combination, may continue to have a material adverse effect on our revenues and the financial results of our operations. In addition, we remain concerned about the geopolitical instability in the Middle East as well as the continued volatility of the equity markets. These factors as well as others we may not contemplate could have a material adverse effect on the spending patterns of businesses including our current and potential customers which could have a material adverse effect our revenues and our results of operations. Other factors that could adversely influence demand for our products include declining oil prices, unemployment, labor and healthcare costs, access to credit, consumer and business confidence, and other macroeconomic factors that could have a negative impact on capital investment and spending behavior.

Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the PMI. In the three months ended December 31, 2014, the average of the PMI was 51.9 and the average of the new order element of the PMI was 52.4, both indicating economic expansion. During the three months ended December 31, 2014, the PMI in the U.S. and the Eurozone maintained readings above 50. The average of the global PMI during 2014 was 52.4 compared to an average of 51.5 during 2013. While this is an indication of overall improvement in the economic climate for the broad industrial economy, we remain concerned with other economic and political events as we begin 2015. We are unable to predict whether the industrial economy, as measured by the PMI, will remain above the neutral reading of 50, strengthen or contract during 2015. If the industrial economy as measured by the PMI begins to contract, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and result of operations.

Revenue Derived from Large Orders Could Adversely Affect our Gross Margin and Could Lead to Greater Variability in our Quarterly Results.    We define our large order business as orders with a value greater than $100,000. As a percent of our overall business, orders over $100,000 represented 22%, 21%, and 21% of our total orders during the years ended December 31, 2014, 2013, and 2012, respectively. These orders may be more sensitive to changes in the global industrial economy, may be subject to greater discount variability, lower gross margins, and may contract at a faster pace during an economic downturn. Excluding the impact of our largest customer, large orders increased by 9%, 19%, and 23% in the years ended December 31, 2014,  2013, and 2012, respectively. Historically, our gross margins have been relatively stable from period to period. To the extent that the amount of our revenue derived from larger orders increases in future periods, either in absolute dollars or as a percentage of our overall business, our gross margins could decline, and we could experience greater volatility and see a greater negative impact from future downturns in the global industrial economy. This dynamic may also have an adverse effect on the historical seasonal pattern of our revenues and our results of operations. These types of orders also make managing inventory levels more difficult as we have in the past and may have to in the future build large quantities of inventory in anticipation of future demand that may not materialize.

Orders With a Value of Greater than One Million Dollars Expose Us to Significant Additional Business and Legal Risks that Could Have a Material Adverse Impact on our Business, Results of Operations and Financial Condition.  In recent years, we have made a concentrated effort to increase our revenue through the pursuit of orders with a value greater than $1.0 million. During the years ended December 31, 2014, 2013, and 2012, we received $60 million, $37 million, and $76 million, respectively, in new orders from our largest customer. In the years ended December 31, 2014, 2013, and 2012, we recognized net revenue of $52 million, $35 million, and $68 million, respectively, from these orders. These types of orders expose us to significant additional business and legal risks compared to smaller orders. Our very large customers frequently require contract terms that vary substantially from our standard terms of sale. These orders can be accompanied by critical delivery commitments and severe contractual liabilities can be imposed on us if we fail to provide the quantity of product at the required delivery times. These customers may also impose product acceptance requirements and product performance evaluations which create uncertainty with respect to the timing of our ability to recognize revenue from such orders. In addition, these larger orders are more volatile, are subject to greater discount variability and may contract at a faster pace during an economic downturn. These contracts may also have supply constraint requirements which mandate that we allocate large product inventories for a specific contract. These inventory requirements expose us to higher risks of inventory obsolescence and can adversely impact our ability to provide adequate product supply to other customers.

Fulfillment of these contracts can severely challenge our supply chain capabilities at the component acquisition, assembly and delivery stages. Our contracts with such customers may allow the customer to cancel or delay orders without liability which exposes our business and financial results to significant risk. These contracts can require us to develop specific product mitigation plans for product delivery constraints caused by unexpected or catastrophic situations to help assure quick production recovery. We can attempt to manage this risk but there can be no assurance that we will be successful in our efforts. These customers may demand most favored customer pricing, significant discounts, extended payment terms and volume rebates and such terms can adversely impact our revenues, margins and financial results and may also negatively impact our days sales outstanding to the extent these orders become a larger proportion of our overall revenue. These customers may request broad indemnity obligations and large direct and consequential damage provisions in the event their contracts with us are breached, and these provisions may expose us to risk and liabilities in excess of our standard terms and conditions of sale. While we attempt to limit the number of contracts that contain the non-standard terms of sale described above and attempt to contractually limit our potential liability under such contracts, we have been and expect to be required to agree to some or all of such provisions to secure these customers and to continue to grow our business. Such actions expose us to significant additional risks which could result in a material adverse impact on our business, results of operations and financial condition.

Our Product Revenues are Dependent on Certain Industries and Contractions in these Industries Could Have a Material Adverse Effect on Our Results of Operations.    Sales of our products are dependent on customers in certain industries, particularly the telecommunications, semiconductor, consumer electronics, automotive, energy, automated test equipment, defense and aerospace industries. As we have experienced in the past, and as we may continue to experience in the future, downturns characterized by diminished product demand in any one or more of these industries may result in decreased sales, and a material adverse effect on our operating results. We cannot predict when and to what degree contractions in these industries may occur, however any sharp or prolonged contraction in one or more of these industries could have a material adverse effect on our business and results of operations.

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

 Our Current Domestic Cash Position May Not Be Sufficient to Fund our Domestic Cash Needs in the Next Twelve Months and We May Need to Borrow Under our Credit Agreement, Seek Funding from External Sources or Repatriate Foreign Earnings.  At December 31, 2014, we had $471 million in cash, cash equivalents and short-term investments of which $380 million was held in operating and investment accounts of our foreign subsidiaries. On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association. The Loan Agreement provides for a $50 million unsecured revolving line of credit with a scheduled maturity date of May 9, 2018 (the “Maturity Date”). Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may choose to borrow funds against this line of credit in future periods in order to have sufficient domestic cash to fund continued dividends to our stockholders, to fund potential acquisitions, to purchase shares under our board authorized share repurchase program or other domestic general corporate purposes without the need to repatriate foreign earnings. Future dividends are subject to declaration by our Board of Directors, and our share repurchase program does not obligate us to acquire any specific number of shares. As of December 31, 2014, we did not have any amounts outstanding or due as a result of borrowings under this line of credit.

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

We Operate in Intensely Competitive Markets.    The markets in which we operate are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than we have, and we may face further competition from new market entrants in the future. A key competitor is Keysight Technologies Inc. (“Keysight”) which was formerly part of Agilent. In 2013, Agilent announced plans to separate into two publicly traded companies; one in life sciences, diagnostics and applied markets that would retain the Agilent name and Keysight that would concentrate solely on the test and measurement industry. Agilent completed the spin off of Keysight in November 2014. Keysight offers hardware and software products that provide solutions that directly compete with our virtual instrumentation products including its own line of PXI based hardware. Keysight is aggressively advertising and marketing products that are competitive with our products. Because of Keysight’s strong position in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse effect on our operating results.

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

•	general market and economic conditions;
•	our ability to maintain and grow our business with our largest customer;
•	our ability to meet the volume and service requirements of our very large customers;
•	industry consolidation, including acquisitions by our competitors;
•	capacity utilization and the efficiency of manufacturing operations;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low cost geographies for manufacturing and/or distribution;
•	product pricing;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	strategic relationships with our suppliers;
•	product quality and performance;
•	protection of our products by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	the outcome of any future litigation or commercial dispute;
•	barriers to entry imposed by competitors with significant market power in new markets; and,
•	government actions throughout the world.

There can be no assurance that we will be able to compete successfully in the future.

We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results.    We have an operating budget for 2015. Our budget was established based on the estimated revenue from sales of our products which are based on anticipated economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. If demand for our products in 2015 is less than the demand we anticipated in setting our 2015 budget, our operating results could be negatively impacted.

If we exceed our budgeted level of expenses or if we cannot reduce expenditures in response to a decrease in revenue, our operating results could be adversely affected. Our spending could exceed our budget due to a number of factors, including:

•	unanticipated foreign currency fluctuations;
•	less than expected capacity utilization of our new manufacturing facility in Penang, Malaysia;
•	increased manufacturing costs resulting from component supply shortages or component price fluctuations;
•	additional marketing costs for new product introductions or for conferences and tradeshows;
•	the timing, cost or outcome of any future intellectual property litigation or commercial disputes;
•	increased component costs resulting from vendors increasing their sales price; or
•	additional costs related to acquisitions, if any.

Our Quarterly Results are Subject to Fluctuations Due to Various Factors that May Adversely Affect Our Business and Result of Operations.  Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including:

•	fluctuations in foreign currency exchange rates;
•	changes in the global economy or global credit markets;
•	increasing concentration in the amount of revenue derived from very large orders and the pricing, margins, and other terms of such orders;
•	changes in capacity utilization including at our new facility in Malaysia;
•	changes in the mix of products sold;
•	the availability and pricing of components from third parties (especially limited sources);
•	the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales;
•	changes in pricing policies by us, our competitors or suppliers;
•	the timing, cost or outcome of any future intellectual property litigation or commercial disputes;
•	delays in product shipments caused by human error or other factors; and,
•	disruptions in transportation channels.

Our Revenues are Subject to Seasonal Variations.    In previous years, our revenues have been characterized by seasonality, with revenues typically growing from the first quarter to the second quarter, being relatively constant from the second quarter to the third quarter, growing in the fourth quarter compared to the third quarter and declining in the first quarter of the following year from the fourth quarter of the preceding year. This historical trend has been affected and may continue to be affected in the future by broad fluctuations in the global industrial economy as well as the timing of new product introductions or any acquisitions. In addition, revenue derived from very large orders, including those from our largest customer, have had a significant impact on our historical seasonal trends as these orders may be more sensitive to changes in the global industrial economy, may be subject to greater volatility in timing and amount, greater discount variability, lower gross margins, and may contract at a faster pace during economic downturns. For example, in 2013, our sequential revenue growth in the fourth quarter compared to the third quarter was 4% compared to the previous ten year average of 10%. Most of the weakness during the fourth quarter of 2013 was in larger orders, particularly in the emerging markets. Our historical seasonal variation could be significantly impacted if we cannot maintain or grow our very large order business. Our total operating expenses have in the past tended to increase in each successive quarter and have fluctuated as a percentage of revenue based on the seasonality of our revenue. See Uncertain Global Economic Conditions Could Materially Adversely Affect Our Business and Results of Operations, above for additional discussion on economic risk factors that could have a material adverse effect on our business and results of operations.

Our Reported Financial Results May be Adversely Affected by Changes in Accounting Principles Generally Accepted in the U.S. We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (FASB”) and the Securities and Exchange Commission. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The update is a comprehensive new revenue recognition model that will require a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This new standard will also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This new standard will be effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016, our fiscal year 2017. We have not yet determined the potential effects of the adoption of ASU 2014-09 on our Consolidated Financial Statements.

Our Tax Returns and Other Tax Matters are Subject to Examination by the U.S. Internal Revenue Service and Other Tax Authorities and Governmental Bodies and the Results of These Examinations Could Have a Material Adverse Effect on Our Financial Condition. We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. These uncertain tax positions are subject to examination by the U.S. Internal Revenue Service and other tax authorities. We recognized a tax benefit of $14 million for the year ended December 31, 2014 related to a settlement with the Internal Revenue Service of the examination of our U.S. income tax returns for 2010 and 2011. There can be no assurance as to the outcome of any future examinations. If the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be materially adversely affected.

Tax Law Changes in U.S. Could Have a Negative Impact on our Effective Tax Rate, Earnings and Results of Operations. In 2014, our effective tax rate benefited from the research tax credit in the U.S. This credit expired at the end of 2014 and unless it is extended, we will not be able to take this credit in 2015 or beyond which will have a material negative impact on our effective tax rate in future periods.

Tax Law Changes in Hungary Could Have a Negative Impact on our Effective Tax Rate, Earnings and Results of Operations.    The profit from our Hungarian operation benefits from the fact that it is subject to an effective income tax rate that is lower than the U.S. federal statutory tax rate of 35%. Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $8 million, $8 million and $12 million for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, effective January 1, 2010, certain qualified research and development expenses became eligible for an enhanced tax deduction. The enhanced tax deduction for research and development expenses resulted in income tax benefits to us of $12 million, $12 million and $17 million for the years ended December 31, 2014, 2013 and 2012, respectively. This tax benefit may not be available in future years due to changes in political conditions in Hungary or changes in tax laws in Hungary and in the U.S. The reduction or elimination of these benefits in Hungary or future changes in U.S. law pertaining to the taxation of foreign earnings could result in an increase in our future effective income tax rate which could have a material adverse effect on our operating results.

 Our Income Tax Rate could be Affected by the Expiration of a Tax Holiday in Malaysia. Potential future profits from our new manufacturing facility in Penang, Malaysia are free of tax under a 15 year tax holiday effective January 1, 2013. The tax holiday resulted in an income tax benefit of $1.9 million for the year ended December 31, 2014. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The expiration of the tax holiday in Malaysia or future changes in U.S. law pertaining to the taxation of foreign earnings could have a material adverse effect on our operating results.

A  Substantial Majority of our Manufacturing, Warehousing and Distribution Capacity is Located Outside of the United States. We manufacture a substantial majority of our product volume at our facilities in Debrecen, Hungary and Penang, Malaysia. Additional production, primarily of RF products and of low volume, complex or newly introduced products is done in Austin, Texas, however, we will be transitioning all of our Austin, Texas based manufacturing activities to our manufacturing facilities in Hungary and Malaysia over the next six to 12 months. As of December 31 2014, we had successfully transferred approximately 45% of our Austin based production into Hungary and Malaysia. In 2015, our site in Malaysia is expected to produce approximately 30% of our global production. This production is being generated by transferring existing products from our Austin production facility in support of anticipated growth in our business and introducing new products directly into our Malaysian facility. Our site in Hungary is expected to produce approximately 65% of our global production in 2015.

In order to enable timely shipment of products to our customers we also maintain the vast majority of our inventory at our international locations. In addition to being subject to the risks of maintaining such a concentration of manufacturing capacity and global inventory, these facilities and their operations are also subject to risks associated with doing business internationally, including:

•	the volatility of the Hungarian forint and the Malaysian ringgit relative to the U.S. dollar;
•	changing and potentially unstable political environment;
•	significant and frequent changes in the corporate tax law;
•	difficulty in managing manufacturing operations in foreign countries;
•	challenges in expanding capacity to meet increased demand;
•	difficulty in achieving or maintaining product quality;
•	interruption to transportation flows for delivery of components to us and finished goods to our customers;
•	a restrictive labor code; and,
•	increasing labor costs.

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

Our Manufacturing Facility in Penang, Malaysia Could Adversely Affect our Gross Margin, Results of Operations and Earnings if Anticipated Demand is Not Achieved. Our new facility in Malaysia is intended to support our long term manufacturing and warehousing capacity needs. In 2015, our site in Malaysia is expected to produce approximately 30% of our global production. If demand for our products does not grow as expected or if it contracts in future periods, we will have excess warehousing and manufacturing capacity which will cause an increase in overhead that will likely negatively impact our gross margins and results of operations in future periods.

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

 Our Business Depends on the Continued Service of Key Management and Technical Personnel.  Our success depends upon the continued contributions of our key management, sales, marketing, research and development and operational personnel, including Dr. Truchard, our Chairman and Chief Executive Officer, and other members of our senior management and key technical personnel. We have no agreements providing for the employment of any of our key employees for any fixed term and our key employees may voluntarily terminate their employment with us at any time. The loss of the services of one or more of our key employees in the future could have a material adverse effect on our operating results. We also believe our future success will depend upon our ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, as well as training, motivating and supervising employees. The market for hiring and retaining certain technical personnel, including software engineers, has become more competitive and intense in recent periods. Failure to attract a sufficient number of technical personnel, including software engineers or retain our key personnel could have a material adverse effect on our operating results.

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

Our Acquisitions are Subject to a Number of Related Costs and Challenges that Could Have a Material Adverse Effect on Our Business and Results of Operations.    In recent years, we have completed several acquisitions. Achieving the anticipated benefits of an acquisition depends upon whether the integration of the acquired business, products or technology is accomplished efficiently and effectively. In addition, successful acquisitions generally require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and R&D efforts. These difficulties can become more challenging due to the need to coordinate geographically separated organizations, the complexities of the technologies being integrated, and the necessities of integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration of operations following an acquisition also requires the dedication of management resources, which may distract attention from our day-to-day business and may disrupt key R&D, marketing or sales efforts. Our inability to successfully integrate any of our acquisitions could harm our business. The existing products previously sold by entities we have acquired may be of a lesser quality than our products and/or could contain errors that produce incorrect results on which users rely or cause failure or interruption of systems or processes that could subject us to liability claims that could have a material adverse effect on our operating results or financial position. Furthermore, products acquired in connection with acquisitions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transactions.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-K contains our management’s certification of adequate disclosure controls and procedures as of December 31, 2014. This annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. This report on Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that ongoing compliance with Sections 302 and 404 will continue to be costly and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

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

Our principle manufacturing activities are conducted in Debrecen, Hungary and Penang, Malaysia. We own a 306,000 square foot manufacturing,  distribution and general and administrative facility in Debrecen, Hungary and a 314,000 square foot manufacturing, research and development, and general and administrative facility in Penang, Malaysia. In total, we hold a 99 year lease on approximately 23 acres of land comprised of two tracts in an industrial park in Penang, Malaysia.

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

As of December 31, 2014, we also leased a number of sales and support offices in the U.S. and various countries throughout the world. We believe our existing facilities are adequate to meet our current requirements.

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

PART II

ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on The NASDAQ Stock Market under the symbol NATI effective March 13, 1995. The high and low closing prices for our common stock, as reported by Nasdaq for the two most recent fiscal years, are as indicated in the following table:

	High	Low
2014
First Quarter 2014	$32.88	$27.12
Second Quarter 2014	32.39	26.70
Third Quarter 2014	33.35	30.93
Fourth Quarter 2014	33.24	27.06

2013
First Quarter 2013	$32.28	$25.87
Second Quarter 2013	31.51	26.31
Third Quarter 2013	31.16	27.26
Fourth Quarter 2013	32.13	28.92

At the close of business on February 12, 2015, there were approximately 385 holders of record of our common stock and approximately 27,654 beneficial holders of our common stock.

We believe factors such as quarterly fluctuations in our results of operations, announcements by us or our competitors, changes in earnings estimates by analysts or changes in our financial guidance, technological innovations, new product introductions, governmental regulations or litigation, may cause the market price of our common stock to fluctuate, perhaps substantially. In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to their operating results. These broad market and industry fluctuations may adversely affect the market price of our common stock.

Our cash dividend payments for the two most recent fiscal years, on a per share basis, are indicated in the following table. The dividends were paid on the dates set forth below:

Dividend Amount
2014
March 10, 2014	$0.15
June 2, 2014	0.15
September 2, 2014	0.15
December 8, 2014	0.15

2013
March 11, 2013	$0.14
June 3, 2013	0.14
September 3, 2013	0.14
December 3, 2013	0.14

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

On January 28, 2015, our Board of Directors declared a quarterly cash dividend of $0.19 per common share, payable on March 9, 2015, to stockholders of record on February 17, 2015.

See Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Performance Graph

The following graph compares the cumulative total return to holders of NI’s common stock from December 31, 2009 to December 31, 2014  to the cumulative return over such period of the (i) Nasdaq Composite Index and (ii) Russell 2000 Index. We use the Russell 2000 Index due to the fact that we have not been able to identify a published industry or line of business index that we believe appropriately reflects our industry or line of business. We considered that some of our primary competitors are or were divisions of large corporations that have other significant business operations such that any index comprised of such competitors would not be reflective of our industry or line of business. We have also considered using a peer group index but do not believe such index is appropriate as we have not been able to identify other public companies that we believe are principally in the same line of business as we are.

The graph assumes that $100 was invested on December 31, 2009 in NI’s common stock and in each of the other two indices and the reinvestment of all dividends, if any. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
National Instruments	100	128	132	131	163	158
Nasdaq	100	117	115	133	184	209
Russell 2000	100	125	118	136	186	193

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

  Issuer Purchase of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1, 2014 to December 31, 2014	-	-	-	3,932,245

(1) For the past several years, we have maintained various stock repurchase programs. At December 31, 2014, there were 3,932,245 shares available for repurchase under the plan approved on April 21, 2010. This repurchase plan does not have an expiration date.

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

	For the years ended December 31,
	(in thousands, except per share data)
	2014	2013	2012	2011	2010
Statements of Income Data:
Net sales:
Americas	$495,956	$483,604	$454,616	$411,006	$359,895
Europe	345,653	318,179	297,572	308,619	261,118
East Asia	294,325	260,100	282,512	215,500	180,713
Emerging Markets	107,928	110,675	108,992	89,048	71,494
Consolidated net sales	1,243,862	1,172,558	1,143,692	1,024,173	873,220
Cost of sales:	318,132	305,243	280,274	240,964	200,083
Gross profit	925,730	867,315	863,418	783,209	673,137
Operating expenses:
Sales and marketing	461,845	447,800	431,468	388,768	319,606
Research and development	227,433	234,796	222,994	199,071	158,149
General and administrative	91,265	87,418	85,239	82,658	67,069
Acquisition related adjustment	-	(1,316)	6,783	-	-
Total operating expenses	780,543	768,698	746,484	670,497	544,824
Operating income	145,187	98,617	116,934	112,712	128,313
Other income (expense):
Interest income	1,133	679	716	1,319	1,391
Net foreign exchange loss	(2,250)	(2,578)	(2,246)	(2,755)	(2,585)
Other (expense) income, net	(69)	450	(567)	(142)	993
Income before income taxes	144,001	97,168	114,837	111,134	128,112
Provision for income taxes	17,668	16,655	24,700	17,062	18,996
Net income	$126,333	$80,513	$90,137	$94,072	$109,116

Basic earnings per share	$0.99	$0.65	$0.74	$0.79	$0.93

Weighted average shares outstanding - basic	127,030	124,558	121,973	119,836	116,973

Diluted earnings per share	$0.99	$0.64	$0.73	$0.78	$0.92

Weighted average shares outstanding - diluted	127,799	125,571	122,977	121,220	118,572

Cash dividends declared per common share	$0.60	$0.56	$0.56	$0.40	$0.35

	December 31,
	(in thousands)
	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$274,030	$230,263	$161,996	$142,608	$219,447
Short-term investments	197,163	163,149	173,166	223,504	131,215
Working capital	700,163	603,240	522,744	506,644	484,406
Total assets	1,455,491	1,343,551	1,284,769	1,154,294	959,682
Long-term debt, net of current portion	-	-	-	-	-
Total stockholders' equity	1,117,496	1,023,084	939,128	852,011	744,545

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

  Overview

National Instruments Corporation (“we”, “us” or “our”) designs, manufactures and sells tools to engineers and scientists that accelerate productivity, innovation and discovery. Our graphical system design approach to engineering provides an integrated software and hardware platform that speeds the development of systems needing measurement and control. We believe our long-term vision and focus on technology supports the success of our customers, employees, suppliers and stockholders. We sell to a large number of customers in a wide variety of industries. We have been profitable in every year since 1990. No single customer accounted for more than 5%, 3%, or 7% of our sales in 2014, 2013, and 2012, respectively.

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

Leveraging external and internal technology

Our product strategy is to provide superior products by leveraging generally available technology, supporting open architectures on multiple platforms and by leveraging our core technologies such as custom ASICs across multiple products.

We sell into test and measurement and industrial/embedded applications in a broad range of industries and are subject to the economic and industry forces which drive those markets. It has been our experience that the performance of these industries and our performance are impacted by general trends in industrial production for the global economy and by the specific performance of certain vertical markets that are intensive consumers of measurement technologies. Examples of these markets are semiconductor capital equipment, telecom and mobile devices, consumer electronics, defense, aerospace and automotive.

Leveraging a worldwide sales, distribution and manufacturing network

We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 60% of our revenues in 2014, 59% of our revenues in 2013 and 60% of our revenues in 2012. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 13 - Segment information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales and long-lived assets).

We manufacture a substantial majority of our product volume at our facilities in Debrecen, Hungary and Penang, Malaysia. Additional production, primarily of RF products and of low volume, complex or newly introduced products is done in Austin, Texas, however, we will be transitioning all of our Austin, Texas based manufacturing activities to our manufacturing facilities in Hungary and Malaysia over the next six to 12 months. As of December 31 2014, we had successfully transferred approximately 45% of our Austin based production into Hungary and Malaysia. In 2015, our site in Malaysia is expected to produce approximately 30% of our global production. This production is being generated by transferring existing products from our Austin production facility in support of anticipated growth in our business and introducing new products directly into our Malaysian facility. Our site in Hungary is expected to produce approximately 65% of our global production in 2015. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. Most of our electronic circuit card assemblies, modules and chassis are manufactured in house, although subcontractors are used from time to time. The majority of our electronic cable assemblies are produced by subcontractors; however, we do manufacture some on an exception basis. Our software duplication, technical manuals and product support documentation is primarily produced by subcontractors.

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

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. In assessing our business, we consider the trends in the Global Purchasing Managers’ Index (“PMI”), global industrial production as well as industry reports on the specific vertical industries that we target. In the three month period ended December 31, 2014, the average of the PMI was 51.9 and the average of the new order element of the PMI was 52.4, both indicating expansion. For January 2015, the most recent PMI reading was 51.7, slightly below the most recent quarterly average but slightly above the December 2014 reading of 51.6. For January 2015, the new order element of the PMI was 52.2, also slightly below the most recent quarterly average, but above the December 2014 new order element reading of 52.1. During the three month period ended December 31, 2014, the PMI in the U.S. and the Eurozone maintained readings above 50. We are unable to predict whether the industrial economy, as measured by the PMI, will remain above the neutral reading of 50, strengthen or contract during 2015.

We are concerned with the economic trends in early 2015. Toward the end of 2014 and in January of 2015, we saw a sharp and broad appreciation of the U.S. dollar against many of the currencies we do business in bringing the U.S. dollar index to a ten year high. The strength of the U.S. dollar is expected to have a negative impact on the U.S. dollar equivalent of our foreign currency denominated sales. For the first quarter of 2015, we expect the strong U.S. dollar will reduce the U.S. dollar equivalent of our foreign currency denominated sales by as much as 5%. We continue to see the adverse impact of the sanctions against Russia by the European Union (EU) and the U.S. During the year ended December 31, 2014, orders in our Emerging Markets region decreased by 2%, year over year, driven in large part by a sharp decline in orders in Russia. The ongoing uncertainty created by volatile currency markets, Russia sanctions and declining oil prices, alone or in combination, may continue to have a material adverse effect on our revenues and the financial results of our operations. In addition, we remain concerned about the geopolitical instability in the Middle East as well as the continued volatility of the equity markets. These factors as well as others we may not contemplate could have a material adverse effect on the spending patterns of businesses including our current and potential customers which could have a material adverse effect our revenues and our results of operations. Other factors that could adversely influence demand for our products include declining oil prices, unemployment, labor and healthcare costs, access to credit, consumer and business confidence, and other macroeconomic factors that could have a negative impact on capital investment and spending behavior.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Years ended December 31,
	2014	2013	2012
Net sales:
Americas	40.0%	41.3%	39.8%
Europe	27.8	27.1	26.0
East Asia	23.6	22.2	24.7
Emerging Markets	8.6	9.4	9.5
Consolidated net sales	100.0	100.0	100.0
Cost of sales	25.6	26.0	24.5
Gross profit	74.4	74.0	75.5
Operating expenses:
Sales and marketing	37.1	38.2	37.7
Research and development	18.3	20.0	19.5
General and administrative	7.3	7.5	7.5
Acquisition related adjustment	-	(0.1)	0.6
Total operating expenses	62.8	65.6	65.3
Operating income	11.7	8.4	10.2
Other income (expense):
Interest income	0.1	0.1	0.1
Net foreign exchange loss	(0.2)	(0.2)	(0.2)
Other income, net	-	-	-
Income before income taxes	11.6	8.3	10.1
Provision for income taxes	1.4	1.4	2.2
Net income	10.2%	6.9%	7.9%

  Figures may not sum due to rounding.

Results of Operations for the years ended December 31, 2014, 2013, and 2012

Net Sales.  Our net sales were $1,244 million, $1,173 million, and $1,144 million in the years ended December 31, 2014, 2013, and 2012, respectively, an increase of 6% in 2014 following an increase of 3% in 2013. Product sales were $1,143 million, $1,091 million and $1,055 million for the years ended December 31, 2014, 2013, and 2012, respectively, an increase of 5% in 2014 following an increase of 3% in 2013. The increase in product sales during 2014 is attributed to increased sales volume and sales growth in the Americas, Europe, and  East Asia. In 2013, the increase in product sales was attributed to increased sales volume and sales growth in the Americas, Europe, and East Asia. Software maintenance sales were $101 million, $81 million and $87 million for the years ended December 31, 2014, 2013, and 2012, respectively, an increase of 24% in 2014 following a decrease of 7% in 2013. Software maintenance sales grew at a faster rate than our overall net sales as a result of a greater mix of software sales during 2014. The decrease in software maintenance sales during 2013 was attributed to decreases in the sales volume of post contract support services.

We do not typically maintain a large amount of order backlog as orders typically translate to sales quickly. As such, any weakness in orders typically has a pronounced impact on our net sales in the short term.

During the year ended December 31, 2014, we implemented moderate pricing changes which had less than a 1% positive impact on our net sales. We did not take any significant action with regard to pricing during the year ended December 31, 2013.

Large orders, defined as orders with a value greater than $100,000, increased by 18% year over year during 2014 compared to a year over year decrease of 3% in 2013. A significant amount of our large order growth in 2014 compared to 2013 was the result of orders from our largest customer. During 2014, orders from this customer increased by $23 million compared to 2013. During 2013, orders from this customer declined by $39 million compared to 2012. Excluding the impact of our largest customer, large orders grew by 9%, 19% and 23% during 2014, 2013, and 2012, respectively. Orders from our largest customer are discussed in more detail below. Large orders were 22%, 21%, and 21% of our total orders for the years ended December 31, 2014, 2013, and 2012, respectively. Larger orders are more volatile, are subject to greater discount variability and may contract at a faster pace during an economic downturn.

With respect to our largest customer, we are serving several different applications for this customer, each involving the use of LabVIEW and the NI PXI platform.  During 2014, we received $60 million in new orders from our largest customer and recognized net revenue of $52 million from these orders. During 2013, we received new orders totaling $37 million from this customer, of which $35 million was recognized in revenue.

For the years ended December 31, 2014, 2013, and 2012, net sales in the Americas were $496 million, $484 million and $455 million, respectively, an increase of 3% in 2014 following an increase of 6% in 2013. Sales in the Americas, as a percentage of consolidated sales were 40%, 41% and 40%, respectively, over the three year period. In Europe, net sales were $346 million, $318 million and $298 million, respectively, an increase of 9% in 2014 following an increase of 7% in 2013. Sales in Europe, as a percentage of consolidated sales were 28%, 27% and 26%, respectively, over the three year period. In East Asia, sales were $294 million, $260 million and $283 million, respectively, an increase of 13% in 2014 following a decrease of 8% in 2013. Net sales in East Asia, as a percentage of consolidated sales were 24%, 22% and 25%, respectively, over the three year period. We define East Asia to include greater China, Japan and Korea. In Emerging Markets, net sales were $108 million, $111 million and $109 million, respectively, a decrease of 2% in 2014 following an increase of 1.5% in 2013. Sales in Emerging Markets, as a percentage of consolidated sales were 9%, 9% and 10%, respectively, over the three year period. We define Emerging Markets to include Southeast Asia, Africa, the Middle East, and the former Russian Republics.

We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), Europe, East Asia, and Emerging Markets are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. For the year ended December 31, 2014, in local currency terms, our consolidated net sales increased by $78 million, or 7%, Americas sales increased by $16 million, or 3%, European sales increased by $21 million, or 7%, sales in East Asia increased by $35 million, or 14%, and sales in Emerging Markets increased by $5.5 million, or 5%, compared to the year ended December 31, 2013. During this same period, the change in exchange rates had the effect of decreasing our consolidated sales by $12 million, or 1%, decreasing Americas sales by $3.4 million, or 0.7%, increasing European sales by $4.6 million, or 1.4%, decreasing East Asia sales by $4.6 million, or 1.8%, and decreasing sales in Emerging Markets by $8 million, or 7.4%.

For 2013, in local currency terms, our consolidated net sales increased by $33 million, or 3%, Americas sales increased by $30 million, or 7%, European sales increased by $18 million, or 6%, sales in East Asia decreased by $19 million, or 7%, and sales in Emerging Markets increased by $4.7 million, or 4%, compared to the year ended December 31, 2012. During this same period, the change in exchange rates had the effect of decreasing our consolidated sales by $7.3 million, or 0.6%, with negligible impact in the Americas, increasing European sales by $3.9 million, or 1.3%, decreasing East Asia sales by $7.2 million, or 2.5%, and decreasing sales in Emerging Markets by $3.1 million, or 3%.

To help protect against changes in the U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue denominated in foreign currencies with average rate forward contracts. During 2014, these hedges had the effect of increasing our consolidated sales by $4.9 million. During 2013, these hedges had the effect of increasing our consolidated sales by $3.2 million. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2014 and 2013).

Gross Profit. For years ended December 31, 2014, 2013, and 2012, gross profit was $926 million, $867 million and $863 million, respectively. As a percentage of sales, gross profit was 74%, 74% and 76% in 2014, 2013, and 2012, respectively. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle.

During the years ended December 31, 2014 and 2013, the change in exchange rates had the effect of decreasing our cost of sales by $10.4 million and increasing our cost of sales by $1.5 million, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During the years ended December 31, 2014 and 2013, these hedges had the effect of decreasing our cost of sales by $67,000 and $118,000, respectively. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2014 and 2013).

Operating Expenses. For the years ended December 31, 2014, 2013, and 2012, operating expenses were $781 million, $769 million and $746 million, respectively, an increase of 2% in 2014, following an increase of 3% in 2013. The increase in our operating expenses in 2014 was due to higher personnel related expenses of $26 million driven by an increase in commissions due to higher sales volume, an increase in variable compensation due to the overall improvement in our operating results compared to 2013 as well as raises for eligible employees.  In addition, the overall increase in 2014 is attributed to higher expenses for building and equipment of $4.2 million, offset by an $11 million decrease in software development costs. The decrease in our software development costs coincides with the $11 million increase in our capitalized software compared to the year ended December 31, 2013. The increase in our capitalized software is consistent with our focus on new product development to support future growth in our business. Over the same period, the net impact of changes in foreign currency exchange rates decreased our operating expense by $5.2 million.

During 2013, the increase in our operating expenses was due to higher personnel related expenses of $30 million which included salaries, commissions, variable compensation and benefits. In addition, the overall increase in 2013 is attributed to higher expenses for building and equipment of $9 million. These increases were offset by a $10 million decrease in other operating expenses including travel, marketing, outside services and software development costs. Over the same period, the net impact of changes in foreign currency exchange rates decreased our operating expense by $2.2 million.

We believe that our long-term growth and success depends on developing high quality software and hardware products on a timely basis. We are focused on leveraging recent investments in research and development and in our field sales force and taking actions to help ensure those resources are focused in areas and initiatives that will contribute to future growth in our business. For the years ended December 31, 2014, 2013, and 2012, our sales and marketing expenses were $462 million, $448 million and $431 million, respectively, and research and development expenses were $227 million, $235 million and $223 million, respectively. The increase in sales and marketing expenses in 2014 was driven by an increase in commissions due to higher sales volume, an increase in variable compensation due to the overall improvement in our operating results compared to 2013 as well as raises for eligible employees. The increase in sales and marketing expenses in 2013, was primarily driven by an increase in headcount of 139 from December 31, 2012, to December 31, 2013. As a result of our cost control efforts, sales and marketing headcount increased by only 18 from September 30, 2013, to December 31, 2013.

Operating Income.  For the years ended December 31, 2014, 2013, and 2012, operating income was $145 million, $99 million and $117 million, respectively, an increase of 47% in 2014, following a decrease of 16% in 2013. As a percentage of net sales, operating income was 12%, 8% and 10%, respectively, over the three year period.  The increase in operating income in absolute dollars and as a percent of sales is attributable to the factors discussed in Net Sales, Gross Profit and Operating Expenses above.

Interest Income.    Interest income was $1.1 million, $679,000 and $716,000 for the years ended December 31, 2014, 2013, and 2012, respectively, an increase of 67% in 2014, following a decrease of 5% in 2013. We continue to see low yields for high quality investment alternatives that comply with our corporate investment policy. We do not expect yields in these types of investments to increase significantly in 2015.

Net Foreign Exchange Loss.    Net foreign exchange loss was $(2.3) million, $(2.6) million, and $(2.2) million for the years ended December 31, 2014, 2013, and 2012, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During 2014, there was sharp volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business and such volatility was characterized by a broad and sharp strengthening of the U.S. dollar against most currencies. We cannot predict the direction or degree of future volatility in these exchange rates. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange loss”. Our hedging strategy decreased our foreign exchange losses by $2.5 million in 2014, increased our foreign exchange losses by $267,000 in 2013, and increased our foreign exchange losses by $2.1 million in 2012.

Provision for Income Taxes.  For the years ended December 31, 2014, 2013, and 2012, our provision for income taxes reflected an effective tax rate of 12%, 17% and 22%, respectively. The factors that caused our effective tax rates to change year-over-year are detailed in the table below:

Years ended
December 31,
Effective tax rate for 2013	17%
Increased profits in foreign jurisdictions with reduced income tax rates	(5)
Change in non-deductible stock-based compensation expense	1
Change in enhanced deduction for certain research and development expenses	4
Change in research and development tax credits	5
Decrease in unrecognized tax benefits	(9)
Other	(1)
Effective tax rate for 2014	12%

Years ended
December 31,
Effective tax rate for 2012	22%
Decreased profits in foreign jurisdictions with reduced income tax rates	7
Change in non-deductible stock-based compensation expense	(2)
Change in enhanced deduction for certain research and development expenses	2
Change in intercompany profit	(3)
Change in research and development tax credits	(7)
Other	(2)
Effective tax rate for 2013	17%

(See Note 9 – Income taxes of Notes to Consolidated Financial Statements for further discussion regarding changes in our effective tax rate and a reconciliation of income taxes at the U.S. federal statutory income tax rate of 35% to our effective tax rate).

Quarterly results of operations

The following quarterly results have been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. You should read the following tables presenting our quarterly results of operations in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. The unaudited quarterly financial data for each of the eight quarters in the two years ended December 31, 2014 are as follows:

	Three months ended
	(in thousands, except per share data)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net sales	$284,674	$312,711	$313,701	$332,776
Gross profit	213,472	230,890	232,752	248,616
Operating income	23,824	32,025	34,303	55,035
Net income	18,723	24,523	39,702	43,385
Basic earnings per share	$0.15	$0.19	$0.31	$0.34
Weighted average shares outstanding - basic	125,973	126,887	127,478	127,755
Diluted earnings per share	$0.15	$0.19	$0.31	$0.34
Weighted average shares outstanding - diluted	126,725	127,512	127,903	128,233
Dividends declared per share	$0.15	$0.15	$0.15	$0.15

	Three months ended
	(in thousands, except per share data)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net sales	$286,488	$296,126	$289,138	$300,806
Gross profit	216,248	212,311	213,932	224,824
Operating income	19,394	19,121	20,525	39,577
Net income	18,600	14,421	15,764	31,728
Basic earnings per share	$0.15	$0.12	$0.13	$0.25
Weighted average shares outstanding - basic	123,306	124,377	125,032	125,489
Diluted earnings per share	$0.15	$0.12	$0.13	$0.25
Weighted average shares outstanding - diluted	124,365	125,270	125,608	126,217
Dividends declared per share	$0.14	$0.14	$0.14	$0.14

Other operational metrics

We believe that the following additional unaudited operational metrics assist investors in assessing our operational performance relative to our others in our industry and to our historical results.

 Charges related to stock-based compensation, amortization of acquired intangibles and acquisition related transaction costs. For the three month periods and years ended December 31, 2014 and 2013, the gross charges related to stock-based compensation as a component of cost of sales, sales and marketing, research and development, and general and administrative expenses, the provision for income taxes and the total charges were as follows:

(In thousands)	Three Months Ended December 31,		Years Ended December 31,
	2014	2013	2014	2013
Stock-based compensation
Cost of sales	$447	$439	$1,711	$1,658
Sales and marketing	2,597	2,882	10,931	11,789
Research and development	2,428	2,728	9,649	11,864
General and administrative	810	890	3,467	3,624
Provision for income taxes	(1,497)	(3,216)	(7,414)	(9,801)
Total	$4,785	$3,723	$18,344	$19,134

For the three month periods and years ended December 31, 2014 and 2013, the gross charges related to the amortization of acquisition related intangibles as a component of cost of sales, sales and marketing, research and development, other income (expense), net,  the provision for income taxes and the total charges were as follows:

(In thousands)	Three Months Ended December 31,		Years Ended December 31,
	2014	2013	2014	2013
Amortization of acquired intangibles
Cost of sales	$2,660	$2,673	$10,651	$10,718
Sales and marketing	433	482	1,784	1,988
Research and development	369	405	1,567	2,043
Other income, net	165	185	672	751
Provision for income taxes	(1,199)	(1,231)	(4,846)	(5,081)
Total	$2,428	$2,514	$9,828	$10,419

For the three month periods and years ended December 31, 2014 and 2013, the gross charges related to acquisition related transaction costs as a component of cost of sales, sales and marketing, research and development, general and administrative expenses, acquisition related adjustments, the provision for income taxes and the total charges were as follows:

(In thousands)	Three Months Ended December 31,		Years Ended December 31,
	2014	2013	2014	2013
Acquisition related transaction costs
Cost of sales	$742	$21	$1,289	$28
Sales and marketing	37	189	189	595
Research and development	178	410	442	1,101
General and administrative	96	80	241	326
Acquisition related adjustment	-	-	-	(1,316)
Provision for income taxes	(286)	(133)	(674)	(545)
Total	$767	$567	$1,487	$189

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments.  Cash, cash equivalents and short-term investments increased by $78 million to $471 million at December 31, 2014 from $393 million at December 31, 2013. The following table presents our working capital, cash and cash equivalents and short-term investments:

			Increase/
(In thousands)	December 31, 2014	December 31, 2013	(Decrease)

Working capital	$700,163	$603,240	$96,923
Cash and cash equivalents (1)	274,030	230,263	43,767
Short-term investments (1)	197,163	163,149	34,014
Total cash, cash equivalents and short-term investments	$471,193	$393,412	$77,781

(1) Included in working capital

During the year ended December 31, 2014, our working capital increased by $97 million. Overall, current assets increased by $119 million while current liabilities increased by $22 million. The increase in our current assets was primarily driven by a $78 million increase in cash, cash equivalents and short-term investments, an increase of $22 million in accounts receivable and a $19 million increase in prepaid expense and other current assets and deferred income taxes. The increase in current liabilities was primarily driven by an increase in accounts payable and accrued compensation of $11 million as well as an increase in deferred revenue of $10 million. The overall increases in working capital can be attributed to our overall profitability during 2014.

Accounts receivable increased by $22 million to $202 million at December 31, 2014, from $181 million at December 31, 2013. Days sales outstanding decreased to 56 days at December 31, 2014, compared to 57 days at December 31, 2013. The increase in accounts receivable can be attributed to the year over year increase in fourth quarter sales from $301 million for the three month period ended December 31, 2013 to $333 million for the three month period ended December 31, 2014.

Inventory increased by $943,000 to $173 million at December 31, 2014, from $172 million at December 31, 2013. Inventory turns were 1.8 at both December 31, 2014 and December 31, 2013.

Prepaid expenses and other current assets increased $21 million to $70 million at December 31, 2014, from $49 million at December 31, 2013. The increase in the fair value of our derivatives designated as hedging instruments accounted for $11 million of this increase. The timing of payments of U.S. federal taxes as well as value added taxes (VAT) in various jurisdictions and insurance and maintenance contracts accounted for the remaining $10 million of this change. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities)

Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our cash and investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $7.3 million U.S. dollar equivalent of German government sovereign debt and $23 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. Our German government sovereign debt holdings have a maximum remaining maturity of 5 months and carry Aaa/AAA ratings. Our short-term investments do not include sovereign debt from any other countries in Europe. At December 31, 2014, we had $471 million in cash, cash equivalents and short-term investments. Approximately $91 million or 19% of these amounts were held in domestic accounts with various financial institutions and $380 million or 81% was held in accounts outside of the U.S. with various financial institutions. At December 31, 2014, we had cash and cash equivalents of $274 million of which $91 million or 33% was held in domestic accounts and $183 million or 67% was held in various accounts of our foreign subsidiaries. At December 31, 2014, we had short-term investments of $197 million which was all held in investment accounts of our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Repatriation could result in substantial additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

Cash Provided by and (Used in) in the years ended December 31, 2014 and 2013. The following table summarizes the proceeds and (uses) of cash:

(In thousands)	December 31,
	2014	2013
Cash provided by operating activities	$195,110	$169,479
Cash used by investing activities	(107,573)	(57,844)
Cash used by financing activities	(43,770)	(43,368)
Net change in cash equivalents	43,767	68,267
Cash and cash equivalents at beginning of year	230,263	161,996
Cash and cash equivalents at end of period	$274,030	$230,263

For the years ended December 31, 2014 and 2013, cash provided by operating activities was $195 million and $169 million, respectively. Year over year, we had an increase in net income of $46 million offset by a decrease in cash provided by operating assets and liabilities of $20 million.

Investing activities used cash of $108 million during the year ended December 31, 2014, as the result of capital expenditures of $45 million and capitalization of internally developed software and other intangibles of $26 million, and the net purchase of $34 million of short-term investments. Capital expenditures during year ended December 31, 2014 included payments for the construction of our new general and administrative building in Debrecen, Hungary, leasehold improvements, computers, equipment and furniture and fixtures. Investing activities used cash of $58 million during the year ended December 31, 2013, as the result of capital expenditures of $48 million and capitalization of internally developed software and other intangibles of $15 million, offset by the net sale of $10 million of short-term investments. Capital expenditures during year ended December 31, 2013 included payments related to additional land use rights and the finishing stages of the construction of our Malaysian manufacturing facility as well as leasehold improvements, computers, equipment and furniture and fixtures to support operations in our Malaysian manufacturing facility as well as other parts of our business.

Financing activities used cash of $44 million during the year ended December 31, 2014, which was the result of $76 million used to pay dividends to our stockholders, offset by $31 million received from the issuance of our common stock from the exercise of employee stock options and from our employee stock purchase plan. Financing activities used cash of $43 million during the year ended December 31, 2013, which was the result of $70 million used to pay dividends to our stockholders, $15 million used to settle deferred payments related to previous acquisitions, offset by $39 million received from the issuance of our common stock from the exercise of employee stock options and from our employee stock purchase plan.

From time to time, our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. We did not make any purchases under this program during the year ended December 31, 2014. At December 31, 2014, there were 3,932,245 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date.

During 2014, we received less proceeds from the exercise of stock options compared to 2013. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control. Since 2005, it has been our practice to issue restricted stock units and not stock options to eligible employees which has reduced the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to us. At December 31, 2014, there were outstanding options to purchase 29,475 shares and all of such options have contractual expiration dates in 2015. These options have weighted average exercise prices of between $14.63 and $19.45 per share. As such, we will generate significantly less proceeds from stock option exercises in 2015 compared to 2014.

Contractual Cash Obligations.    The following summarizes our contractual cash obligations as of December 31, 2014:

	Payments due by period
(In thousands)	Total	2015	2016	2017	2018	2019	Beyond
Long-term debt	$-	$-	$-	$-	$-	$-	$-
Capital lease obligation	-	-	-	-	-	-	-
Operating leases	54,128	17,927	13,196	8,951	6,940	5,288	1,826
Total contractual obligations	$54,128	$17,927	$13,196	$8,951	$6,940	$5,288	$1,826

The following summarizes our other commercial commitments as of December 31, 2014:

(In thousands)	Total	2015	2016	2017	2018	2019	Beyond
Guarantees	$11,971	$11,971	$-	$-	$-	$-	$-
Purchase obligations	8,325	8,325	-	-	-	-	-
Total commercial commitments	$20,296	$20,296	$-	$-	$-	$-	$-

We have commitments under non-cancelable operating leases primarily for office facilities throughout the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. As of December 31, 2014, we had non-cancelable operating lease obligations of approximately $54 million compared to $67 million at December 31, 2013. Rent expense under operating leases was $20 million, $19 million and $17 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. As of December 31, 2014, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $8 million over the next twelve months. At December 31, 2013, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $11 million.

At December 31, 2014, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $12 million. At December 31, 2013, we had outstanding guarantees for payment of customs, foreign grants and potential customer disputes totaling approximately $5.2 million.

Loan Agreement.  On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association (the “Lender”). The Loan Agreement provides for a $50 million unsecured revolving line of credit with a scheduled maturity date of May 9, 2018 (the “Maturity Date”). Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Loan Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Loan Agreement. We may choose to borrow funds against this line of credit in future periods to have sufficient domestic cash to fund continued dividends to our stockholders, to fund potential acquisitions or other domestic general corporate purposes without the need to repatriate foreign earnings. As of December 31, 2014, we had not utilized any amount available under this line of credit, and we were in compliance with all applicable covenants in the Loan Agreement.

Off-Balance Sheet Arrangements.    We do not have any debt or off-balance sheet debt. At December 31, 2014, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Prospective Capital Needs.    We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations as well as from the purchase of common stock through our employee stock purchase plan, the exercise of employee stock options and available borrowings under our loan agreement will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, payment of dividends to our stockholders and repurchases of our common stock for at least the next 12 months, although the use of certain of our funds for domestic purposes may require us to repatriate foreign earnings which would be subject to the U.S. federal statutory tax rate of 35%. We may also seek to pursue additional financing or to raise additional funds by selling equity or debt to the public or in private transactions. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock. We may also choose to repatriate foreign earnings which would be subject to the U.S. federal statutory tax rate of 35% and therefore, would likely have a material adverse effect on our effective tax rate and on our net income and earnings per share. We could also choose to reduce certain expenditures or payments of dividends or suspend our program to repurchase shares of our common stock. Historically, we have not had to rely on debt, public or private, to fund our operating, financing or investing activities.

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

We sell test and measurement solutions that include hardware, software licenses, and related services. Our sales are generally made under standard sales arrangements with payment terms ranging from net 30 days in the U.S. to net 30 days and up to net 180 days in some international markets. We offer rights of return and standard warranties for product defects related to our products. The rights of return are generally for a period of up to 30 days after the delivery date. Our standard warranties cover periods ranging from 90 days to three years. Our standard sales arrangements do not require product acceptance from the customer.

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

The preparation of financial statements requires that we make estimates and assumptions of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of our sales returns allowance. Significant judgments and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. A provision for estimated sales returns is made by reducing recorded revenue by the amount of the allowance. Accounts receivable is reported net of the allowance for sales returns. Our allowance for sales returns was $1.8 million and $1.6 million at December 31, 2014 and 2013, respectively. Material differences may result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates or if our actual results varied materially from our estimates.

•	Estimating allowances, specifically the allowance for doubtful accounts and the adjustment for excess and obsolete inventories

In addition to estimating an allowance for sales returns, we must also make estimates about the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. Our allowance for doubtful accounts was $3.0 million and $2.8 million at December 31, 2014 and 2013, respectively. We also write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based on assumptions of future demand and market conditions. Our allowance for excess and obsolete inventories was $9.6 million and $5.5 million at December 31, 2014 and 2013, respectively. Significant judgments and estimates must be made and used in connection with establishing these allowances. Material differences may result in the amount and timing of our bad debt and inventory obsolescence if we made different judgments or utilized different estimates or if actual results varied materially from our estimates.

•	Accounting for costs of computer software

We capitalize costs related to the development and acquisition of certain software products. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Technological feasibility for our products is established when the product is available for beta release. Judgment is required in determining when technological feasibility of a product is established. Amortization is computed on an individual product basis for those products available for market and has been recognized based on the product’s estimated economic life, generally three years. At each balance sheet date, the unamortized costs are reviewed by management and reduced to net realized value when necessary. As of December 31, 2014 and 2013, unamortized capitalized software development costs were $35 million and $23 million, respectively.

•	Valuation of long-lived and intangible assets

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In accordance with FASB ASC 350, Intangibles – Goodwill and Other (FASB ASC 350), goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 28, 2014. No impairment of goodwill and long-lived and intangible assets was identified during 2014 and 2013. Goodwill is deductible for tax purposes in certain jurisdictions. We have one operating segment and one reporting unit. Factors considered important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;
•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•	significant negative industry or economic trends; and,
•	our market capitalization relative to net book value.

When it is determined that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate. As of December 31, 2014 and 2013, we had goodwill of approximately $144 million and $147 million, respectively.

•	Accounting for income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. In estimating future tax consequences, all expected future events are considered other than enactments of changes in tax laws or rates. We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. In 2014, we recognized a gross decrease in unrecognized tax benefits of $14 million related to a settlement with the Internal Revenue Service of the examination of our U.S. income tax returns for 2010 and 2011. Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense.

The tax position of our Hungarian operations continues to benefit from assets created by the restructuring of our operations in Hungary. In addition, our research and development activities in Hungary continue to benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. Partial release of the valuation allowance on assets from the restructuring and the enhanced tax deduction for research expenses resulted in income tax benefits of $12 million for each of the years ended December 31, 2014 and 2013. In addition, our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $8 million for each of the years ended December 31, 2014 and 2013.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2027. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The tax holiday resulted in income tax benefits of $1.9 million for the year ended December 31, 2014.

No other taxing jurisdictions had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service with regard to any foreign jurisdictions

For additional discussion about our income taxes including components of income before income taxes, our provision for income taxes charged to operations, components of our deferred tax assets and liabilities, a reconciliation of income taxes at the U.S. federal statutory rate of 35% to our effective tax rate and other tax matters, see Note 9 – Income taxes of Notes to Consolidated Financial Statements.

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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect of decreasing our consolidated sales by $12 million in the year ended December 31, 2014, and by $7.3 million in the year ended December 31, 2013. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing our consolidated operating expenses by $5.2 million in the year ended December 31, 2014, and by $2.2 million in the year ended December 31, 2013.

During 2014, there was sharp volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business and such volatility was characterized by a broad and sharp strengthening of the U.S. dollar against most currencies. We cannot predict to what degree or how long this volatility in the foreign currency exchange markets will continue. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

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

During the year ended December 31, 2014, our hedges had the effect of increasing our consolidated sales by $4.9 million, decreasing our cost of sales by $67,000, and increasing our operating expenses by $16,000. During the year ended December 31, 2013, our hedges had the effect of increasing our consolidated sales by  $3.2 million, decreasing our cost of sales by $118,000, and decreasing our operating expenses by $87,000. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales, cost of sales and operating expenses for the years ended December 31, 2014 and 2013).

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

Cash, Cash Equivalents and Short-Term Investments

At December 31, 2014, we had $471 million in cash, cash equivalents and short-term investments. See Liquidity and Capital Resources above for further discussion regarding our cash, cash equivalents and short-term investments.

We report our available-for-sale short-term investments at fair value. (See Note 3 – Fair value measurements of Notes to Consolidated Financial Statements for a further description of the fair value measurement of our short term investments).

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

We account for our investments in debt and equity instruments under FASB ASC 320 Investments – Debt and Equity Securities (FASB ASC 320). Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other-than-temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments at December 31, 2014 and 2013 was $197 million and $163 million, respectively. This increase was due to our net purchase of $34 million of short-term investments.

We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income. There were not any other-than-temporary impairments recognized in other expense during the year ended December 31, 2014.

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

In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of December 31, 2014, a 100 basis point increase or decrease in interest rates across all maturities would result in approximately a $965,000 increase or decrease in the fair market value of our portfolio. As of December 31, 2013, a similar 100 basis point increase or decrease in interest rates across all maturities would result in approximately a  $796,000 increase or decrease in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is an other-than-temporary impairment. Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of December 31, 2014, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

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

Exchange Rate Risk

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at December 31, 2014 and December 31, 2013, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $13 million and $15 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-31 hereof. Also see “Quarterly results of operations” on page 29.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the year ended December 31, 2014.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer, Dr. James Truchard and our Executive Vice President, Chief Operating Officer and Chief Financial Officer, Alex Davern, have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of December 31, 2014, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting.

Inherent Limitations Over Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). We conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2014, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the our internal control over financial reporting during the three months ended December 31, 2014, which were identified in connection with our evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.Exhibits.

3.1(1)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(4)	Specimen of Common Stock certificate of the Company.
10.1(4)	Form of Indemnification Agreement.
10.2(5)	1994 Incentive Plan, as amended.*
10.3(6)	1994 Employee Stock Purchase Plan, as amended.*
10.4	National Instruments Corporation Annual Incentive Program, as amended.*
10.5(7)	2005 Incentive Plan.*
10.6(8)	2005 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.7(9)	2005 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.8(10)	2005 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.9(11)	2005 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.10(12)	2010 Incentive Plan.*
10.11(13)	2010 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.12(14)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.13(15)	2010 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.14(16)	2010 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.15(17)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.16	RSU Vesting Acceleration Agreement between the Company and Alexander M. Davern, effective as of October 28, 2014.
10.17(18)	Loan Agreement, dated as of May 9, 2013, by and among National Instruments Corporation, the guarantors from time to time party thereto and Wells Fargo Bank, National Association, as lender.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page of this Form 10-K).
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2013.
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2007.
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 8-A on April 27, 2004.
(4)	Incorporated by reference to the Company’s Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(5)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q on August 5, 2004.
(6)	Incorporated by reference to exhibit B of the Company’s Proxy Statement dated and filed on April 1, 2014.
(7)	Incorporated by reference to exhibit A of the Company’s Proxy Statement dated and filed on April 4, 2005.
(8)	Incorporated by reference to exhibit 10.8 filed with the Company’s Form 10-Q on August 2, 2006.
(9)	Incorporated by reference to exhibit 10.9 filed with the Company’s Form 10-Q on August 2, 2006.
(10)	Incorporated by reference to exhibit 10.10 filed with the Company’s Form 10-Q on August 2, 2006.
(11)	Incorporated by reference to exhibit 10.11 filed with the Company’s Form 10-Q on August 2, 2006.
(12)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on May 17, 2010.
(13)	Incorporated by reference to exhibit 10.2 filed with the Company’s Form 8-K filed on June 24, 2010.
(14)	Incorporated by reference to exhibit 10.3 filed with the Company’s Form 8-K filed on June 24, 2010.
(15)	Incorporated by reference to exhibit 10.4 filed with the Company’s Form 8-K filed on June 24, 2010.
(16)	Incorporated by reference to exhibit 10.5 filed with the Company’s Form 8-K filed on June 24, 2010.
(17)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on April 25, 2014.
(18)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on May 13, 2013.
*	Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant
NATIONAL INSTRUMENTS CORPORATION
February 19, 2015	BY:	/s/ Dr. James J. Truchard
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

Signature	Capacity in Which Signed	Date

/s/ Dr. James J. Truchard	Chairman of the Board and President (Principal Executive Officer)	February 19, 2015
Dr. James J. Truchard
/s/ Alex M. Davern	EVP, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 19, 2015
Alex M. Davern

/s/ Jeffrey L. Kodosky	Director	February 19, 2015
Jeffrey L. Kodosky

/s/ John M. Berra	Director	February 19, 2015
John M. Berra

	Director	February 19, 2015
Dr. Donald M. Carlton

/s/ Duy-Loan T. Le	Director	February 19, 2015
Duy-Loan T. Le

/s/ Michael E. McGrath	Director	February 19, 2015
Michael E. McGrath

/s/ Charles J. Roesslein	Director	February 19, 2015
Charles J. Roesslein

NATIONAL INSTRUMENTS CORPORATION

All schedules are omitted because the required information is already included in our notes to our consolidated financial statements or because they are not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of National Instruments Corporation:

We have audited the accompanying consolidated balance sheets of National Instruments Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Instruments Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Instruments Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

February 19, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of National Instruments Corporation:

We have audited National Instruments Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). National Instruments Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

     In our opinion, National Instruments Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Instruments Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of National Instruments Corporation and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

February 19, 2015

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$274,030	$230,263
Short-term investments	197,163	163,149
Accounts receivable, net	202,329	180,680
Inventories, net	173,052	172,109
Prepaid expenses and other current assets	70,075	49,001
Deferred income taxes, net	31,171	33,393
Total current assets	947,820	828,595
Property and equipment, net	264,086	260,568
Goodwill	144,325	146,520
Intangible assets, net	78,282	82,310
Other long-term assets	20,978	25,558
Total assets	$1,455,491	$1,343,551
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$58,603	$56,614
Accrued compensation	33,774	25,189
Deferred revenue - current	105,964	96,117
Accrued expenses and other liabilities	14,714	17,627
Other taxes payable	34,602	29,808
Total current liabilities	247,657	225,355
Deferred income taxes	47,406	44,620
Liability for uncertain tax positions	10,127	23,572
Deferred revenue - long-term	26,452	21,389
Other long-term liabilities	6,353	5,531
Total liabilities	337,995	320,467
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $0.01; 360,000,000 shares authorized; 127,849,271 and 125,690,240 shares issued and outstanding, respectively	1,278	1,257
Additional paid-in capital	662,889	604,330
Retained earnings	464,993	414,947
Accumulated other comprehensive (loss) income	(11,664)	2,550
Total stockholders’ equity	1,117,496	1,023,084
Total liabilities and stockholders’ equity	$1,455,491	$1,343,551

The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the years ended December 31,
	2014	2013	2012

Net sales:
Product	$1,143,000	$1,091,186	$1,054,849
Software maintenance	100,862	81,372	87,494
GSA accrual	-	-	1,349
Total net sales	1,243,862	1,172,558	1,143,692

Cost of sales:
Product	312,623	299,854	274,839
Software maintenance	5,509	5,389	5,435
Total cost of sales	318,132	305,243	280,274

Gross profit	925,730	867,315	863,418

Operating expenses:
Sales and marketing	461,845	447,800	431,468
Research and development	227,433	234,796	222,994
General and administrative	91,265	87,418	85,239
Acquisition related adjustment	-	(1,316)	6,783
Total operating expenses	780,543	768,698	746,484

Operating income	145,187	98,617	116,934

Other income (expense):
Interest income	1,133	679	716
Net foreign exchange loss	(2,250)	(2,578)	(2,246)
Other (expense) income, net	(69)	450	(567)
Income before income taxes	144,001	97,168	114,837
Provision for income taxes	17,668	16,655	24,700

Net income	$126,333	$80,513	$90,137

Basic earnings per share	$0.99	$0.65	$0.74

Weighted average shares outstanding - basic	127,030	124,558	121,973

Diluted earnings per share	$0.99	$0.64	$0.73

Weighted average shares outstanding - diluted	127,799	125,571	122,977

Dividends declared per share	$0.60	$0.56	$0.56

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the years ended December 31,
	2014	2013	2012

Net income	$126,333	$80,513	$90,137
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	(21,218)	1,332	2,231
Unrealized (loss) gain on securities available-for-sale	(380)	(538)	56
Unrealized gain on derivative instruments	7,692	1,238	3,152
Other comprehensive income (loss), before tax	(13,906)	2,032	5,439
Tax provision related to items of other comprehensive income	308	326	1,095
Other comprehensive (loss) income, net of tax	(14,214)	1,706	4,344
Comprehensive income	$112,119	$82,219	$94,481

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2014	2013	2012
Cash flow from operating activities:
Net income	$126,333	$80,513	$90,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,206	67,974	58,686
Stock-based compensation	25,759	28,992	27,796
Tax (benefit) expense from deferred income taxes	(3,240)	(4,353)	1,853
Tax benefit from stock option plans	(1,242)	(2,407)	(2,198)
Changes in operating assets and liabilities:
Accounts receivable	(21,649)	6,820	(26,007)
Inventories	(943)	(1,563)	(36,154)
Prepaid expenses and other assets	(16,864)	(1,767)	(7,037)
Accounts payable	1,989	(8,604)	23,419
Deferred revenue	14,910	6,346	21,050
Taxes, accrued benefit (expenses) and other liabilities	(149)	(2,472)	(19,029)
Net cash provided by operating activities	195,110	169,479	132,516

Cash flow from investing activities:
Capital expenditures	(44,944)	(47,796)	(89,073)
Capitalization of internally developed software	(25,781)	(14,883)	(11,721)
Additions to other intangibles	(2,834)	(5,182)	(1,890)
Acquisitions, net of cash received	-	-	(25,481)
Purchases of short-term investments	(123,849)	(70,354)	(188,098)
Sales and maturities of short-term investments	89,835	80,371	238,436
Net cash used in investing activities	(107,573)	(57,844)	(77,827)

Cash flow from financing activities:
Proceeds from issuance of common stock	31,275	39,319	30,902
Deferred acquisition payments	-	(15,318)	-
Dividends paid	(76,287)	(69,776)	(68,401)
Tax benefit from stock option plans	1,242	2,407	2,198
Net cash used in financing activities	(43,770)	(43,368)	(35,301)

Net change in cash and cash equivalents	43,767	68,267	19,388
Cash and cash equivalents at beginning of period	230,263	161,996	142,608
Cash and cash equivalents at end of period	$274,030	$230,263	$161,996
Cash paid for interest and income taxes:
Interest	$144	$110	$68
Income taxes	$28,003	$10,510	$25,059

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2011	120,677,143	$1,207	$471,830	$382,474	$(3,500)	$852,011
Net income	-	-	-	90,137	-	90,137
Other comprehensive income, net of tax	-	-	-	-	4,344	4,344
Issuance of common stock under employee plans, including tax benefits	2,201,547	22	30,879	-	-	30,901
Stock-based compensation	-	-	27,679	-	-	27,679
Dividends paid	-	-	-	(68,401)	-	(68,401)
Disqualified dispositions	-	-	2,457	-	-	2,457
Balance at December 31, 2012	122,878,690	$1,229	$532,845	$404,210	$844	$939,128
Net income	-	-	-	80,513	-	80,513
Other comprehensive income, net of tax	-	-	-	-	1,706	1,706
Issuance of common stock under employee plans, including tax benefits	2,811,550	28	39,291	-	-	39,319
Stock-based compensation	-	-	29,151	-	-	29,151
Dividends paid	-	-	-	(69,776)	-	(69,776)
Disqualified dispositions	-	-	3,043	-	-	3,043
Balance at December 31, 2013	125,690,240	$1,257	$604,330	$414,947	$2,550	$1,023,084
Net income	-	-	-	126,333	-	126,333
Other comprehensive loss, net of tax	-		-	-	(14,214)	(14,214)
Issuance of common stock under employee plans, including tax benefits	2,159,031	21	31,254	-	-	31,275
Stock-based compensation	-	-	26,242	-	-	26,242
Dividends paid	-	-	-	(76,287)	-	(76,287)
Disqualified dispositions	-	-	1,063	-	-	1,063
Balance at December 31, 2014	127,849,271	$1,278	$662,889	$464,993	$(11,664)	$1,117,496

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Operations and summary of significant accounting policies

National Instruments Corporation is a Delaware corporation. We provide flexible application software and modular, multifunction hardware that users combine with industry-standard computers, networks and third party devices to create measurement, automation and embedded systems, which we also refer to as “virtual instruments.” Our approach gives customers the ability to quickly and cost-effectively design, prototype and deploy unique custom-defined solutions for their design, control and test application needs. We offer hundreds of products used to create virtual instrumentation systems for general, commercial, industrial and scientific applications. Our products may be used in different environments, and consequently, specific application of our products is determined by the customer and generally is not known to us. We approach all markets with essentially the same products, which are used in a variety of applications from research and development to production testing, monitoring and industrial control. The following industries and applications are served by us worldwide: advanced research, automotive, commercial aerospace, computers and electronics, continuous process manufacturing, education, government/defense, medical research/pharmaceutical, power/energy, semiconductors, automated test equipment, telecommunications and others. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

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

Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments in debt securities at December 31, 2014 and December 31, 2013 was $197 million and $163 million, respectively. The increase was due to the net purchase of $34 million of short-term investments. We had $7.3 million U.S. dollar equivalent of German government sovereign debt and $23 million U.S. dollar equivalent of corporate bonds that are denominated in Euro at December 31, 2014. Our German government sovereign debt holdings have a maximum remaining maturity of five months and carry Aaa/AAA ratings.

We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income. We did not identify or record any other-than-temporary impairments during 2014, 2013, and 2012.

Accounts Receivable, net

Accounts receivable are recorded net of allowances for sales returns of $1.8 million and $1.6 million at December 31, 2014 and 2013, respectively, and net of allowances for doubtful accounts of $3.0 million and $2.8 million at December 31, 2014 and 2013, respectively. A provision for estimated sales returns is made by reducing recorded revenue based on historical experience. We analyze historical returns, current economic trends and changes in customer demand of our products when evaluating the adequacy of our sales returns allowance. Our allowance for doubtful accounts is based on historical experience. We analyze historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts.

(In thousands)
Year	Description	Balance at Beginning of Period	Provisions/ (Recapture)	Write-Offs/ (Recapture)	Balance at End of Period
2012	Allowance for doubtful accounts and sales returns	$4,241	$1,216	$587	$4,870
2013	Allowance for doubtful accounts and sales returns	$4,870	$(43)	$396	$4,431
2014	Allowance for doubtful accounts and sales returns	$4,431	$760	$393	$4,798

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

Inventory is shown net of adjustment for excess and obsolete inventories of $9.6 million, $5.5 million and $3.8 million at December 31, 2014, 2013 and 2012, respectively.

(In thousands)
Year	Description	Balance at Beginning of Period	Provisions	Write-Offs	Balance at End of Period
2012	Adjustment for excess and obsolete inventories	$4,205	$1,824	$2,185	$3,844
2013	Adjustment for excess and obsolete inventories	$3,844	$3,488	$1,873	$5,459
2014	Adjustment for excess and obsolete inventories	$5,459	$5,812	$1,673	$9,598

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

Goodwill

The excess purchase price over the fair value of net assets acquired is recorded as goodwill. We have one operating segment and one reporting unit. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 28, 2014.  No impairment of goodwill was identified during 2014 and 2013. Goodwill is deductible for tax purposes in certain jurisdictions.

Concentrations of credit risk

We maintain cash and cash equivalents with various financial institutions located in many countries throughout the world. At December 31, 2014, $150 million or 55% of our cash and cash equivalents was held in cash in various operating accounts with financial institutions throughout the world, and $124 million or 45% was held in money market accounts. The most significant of our operating accounts was our domestic Wells Fargo operating account which held approximately $23 million or 9% of our total cash and cash equivalents at a bank that carried A+/A2/AA- ratings at December 31, 2014. From a geographic standpoint, approximately $91 million or 33% of our cash was held in various domestic accounts with financial institutions and $183 million or 67% was held in various accounts outside of the U.S. with financial institutions. At December 31, 2014, our short-term investments consist of $7 million or 4% of foreign government bonds, $74 million or 37% of U.S. treasuries and agencies, $113 million or 57% of corporate notes, and $3 million or 2% in time deposits.

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

Concentration of credit risk with respect to trade accounts receivable is limited due to our large number of customers and their dispersion across many countries and industries. The amount of sales to any individual customer did not exceed 5%,  3%, or 7% of revenue for the years ended December 31, 2014, 2013, and 2012, respectively. The largest trade account receivable from any individual customer at December 31, 2014 was approximately $3.7 million.

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

The warranty reserve for the years ended December 31, 2014, 2013, and 2012 was as follows:

(In thousands)
	2014	2013	2012
Balance at the beginning of the period	$1,764	$1,435	$1,271
Accruals for warranties issued during the period	6,445	3,737	2,270
Settlements made (in cash or in kind) during the period	(6,324)	(3,408)	(2,106)
Balance at the end of the period	$1,885	$1,764	$1,435

Loss contingencies

We accrue for probable losses from contingencies including legal defense costs, on an undiscounted basis,  when such costs are considered probable of being incurred and are reasonably estimable. We periodically evaluate available information, both internal and external, relative to such contingencies and adjust this accrual as necessary.

Advertising expense

We expense costs of advertising as incurred. Advertising expense for each of the years ended December 31, 2014, 2013, and 2012 was $14 million.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the years ended December 31, 2014, 2013, and 2012 are as follows:

	Years ended December 31,
(In thousands)	2014	2013	2012
Weighted average shares outstanding-basic	127,030	124,558	121,973
Plus: Common share equivalents
Stock options, RSUs	769	1,013	1,004
Weighted average shares outstanding-diluted	127,799	125,571	122,977

Stock awards to acquire 19,400 shares,  43,600 shares, and 986,500 shares for the years ended December 31, 2014, 2013, and 2012 were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.

Stock-based compensation

We account for stock-based compensation plans, which are more fully described in Note 11 – Authorized shares of common and preferred stock and stock-based compensation plans, using a fair-value method and recognize the expense in our Consolidated Statement of Income.

Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation and unrealized gains and losses on forward and option contracts and securities available-for-sale. Comprehensive income in 2014, 2013, and 2012 was $112 million, $82 million and $94 million, respectively.

Recently issued accounting pronouncements

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which amends ASC 740, Income Taxes. The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and may be applied on either a prospective or retrospective basis. The provisions are effective for the Company’s Form 10-K for the year ending December 31, 2014, and the adoption of these provisions resulted in a decrease in our unrecognized tax benefit and a corresponding decrease in deferred tax assets of $944,000 in 2014.

Note 2 – Cash, cash equivalents and short-term investments

The following tables summarize unrealized gains and losses related to our cash, cash equivalents, and short-term investments designated as available-for-sale:

(In thousands)	As of December 31, 2014
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$149,598	$-	$-	$-	$149,598
Money Market Accounts	124,432	-	-	-	124,432
Corporate bonds	118,242	54	(254)	(4,966)	113,076
U.S. treasuries and agencies	73,919	1	(8)	-	73,912
Foreign government bonds	8,841	8	-	(1,586)	7,263
Time deposits	2,912	-	-	-	2,912
Cash, cash equivalents, and short-term investments	$477,944	$63	$(262)	$(6,552)	$471,193

(In thousands)	As of December 31, 2013
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$142,058	$-	$-	$-	$142,058
Money Market Accounts	88,205	-	-	-	88,205
Corporate bonds	71,964	16	(146)	(1,218)	70,616
U.S. treasuries and agencies	72,459	26	-	-	72,485
Foreign government bonds	18,409	-	(7)	(1,266)	17,136
Time deposits	2,912	-	-	-	2,912
Cash, cash equivalents, and short-term investments	$396,007	$42	$(153)	$(2,484)	$393,412

The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale:

(In thousands)	As of December 31, 2014
	Adjusted Cost	Fair Value
Due in less than 1 year	$56,480	$53,334
Due in 1 to 5 years	147,434	143,829
Total available-for-sale debt securities	$203,914	$197,163

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$40,081	$38,513
U.S. treasuries and agencies	4,646	4,646
Foreign government bonds	8,841	7,263
Time deposits	2,912	2,912
Total available-for-sale debt securities	$56,480	$53,334

Due in 1 to 5 years	Adjusted Cost	Fair Value
Corporate bonds	78,161	74,563
U.S. treasuries and agencies	69,273	69,266
Total available-for-sale debt securities	$147,434	$143,829

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Inputs that are not based on observable market data

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$124,432	$124,432	$-	$-
Short-term investments available for sale:
Corporate bonds	113,076	-	113,076	-
U.S. treasuries and agencies	73,912	-	73,912	-
Foreign government bonds	7,263	-	7,263	-
Time deposits	2,912	2,912	-	-
Derivatives	16,151	-	16,151	-
Total Assets	$337,746	$127,344	$210,402	$-

Liabilities
Derivatives	$(4,253)	$-	$(4,253)	$-
Total Liabilities	$(4,253)	$-	$(4,253)	$-

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$88,205	$88,205	$-	$-
Short-term investments available for sale:
Corporate bonds	70,616	-	70,616	-
U.S. treasuries and agencies	72,485	-	72,485	-
Foreign government bonds	17,136	-	17,136	-
Time deposits	2,912	2,912	-	-
Derivatives	6,908	-	6,908	-
Total Assets	$258,262	$91,117	$167,145	$-

Liabilities
Derivatives	$(4,742)	$-	$(4,742)	$-
Total Liabilities	$(4,742)	$-	$(4,742)	$-

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

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of similar instruments. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the year ended December 31, 2014. There were not any transfers in or out of Level 1 or Level 2 during the year ended December 31, 2014.

Our foreign government bonds consist of German government sovereign debt denominated in Euro with maximum remaining maturities of five months. Our short-term investments do not involve sovereign debt from any other country in Europe.

We did not have any items that were measured at fair value on a nonrecurring basis at December 31, 2014 and December 31, 2013.

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

We have operations in over 50 countries. Sales outside of the Americas accounted for approximately 60%, 59%, and 60% of our revenues during the years ended December 31, 2014, 2013, and 2012, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

We held forward contracts with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of December 31, 2014	As of December 31, 2013
Euro	$97,198	$75,886
Japanese yen	7,798	23,284
Hungarian forint	61,067	21,159
British pound	22,809	14,869
Malaysian ringgit	10,241	4,426
Total forward contracts notional amount	$199,113	$139,624

The contracts in the foregoing table had contractual maturities of 36 months or less at December 31, 2014 and December 31, 2013.

At December 31, 2014, we expect to reclassify $14.5 million of gains on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $1.2 million of losses on derivative instruments from accumulated OCI to cost of sales when the cost of sales are incurred and $766,000 of losses on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at December 31, 2014. Actual results may vary as a result of changes in the corresponding exchange rates subsequent to this date.

We did not record any ineffectiveness from our hedges during the years ended December 31, 2014 and 2013.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 120 days. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange loss”. As of December 31, 2014 and December 31, 2013, we held foreign currency forward contracts with a notional amount of $78 million and $70 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets and the effect of derivative instruments on our Consolidated Statements of Income.

Fair Values of Derivative Instruments:

	Asset Derivatives
	December 31, 2014		December 31, 2013
(In thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$14,492	Prepaid expenses and other current assets	$4,825

Foreign exchange contracts - LT forwards	Other long-term assets	-	Other long-term assets	1,719
Total derivatives designated as hedging instruments		$14,492		$6,544

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$1,659	Prepaid expenses and other current assets	$364
Total derivatives not designated as hedging instruments		$1,659		$364

Total derivatives		$16,151		$6,908

	Liability Derivatives
	December 31, 2014		December 31, 2013
(In thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(1,937)	Accrued expenses and other liabilities	$(3,350)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(1,536)	Other long-term liabilities	-
Total derivatives designated as hedging instruments		$(3,473)		$(3,350)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(780)	Accrued expenses and other liabilities	$(1,392)
Total derivatives not designated as hedging instruments		$(780)		$(1,392)

Total derivatives		$(4,253)		$(4,742)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for years ended December 31, 2014 and 2013, respectively:

December 31, 2014
(In thousands)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$12,615	Net sales	$4,889	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	(3,151)	Cost of sales	67	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	(1,772)	Operating expenses	(16)	Net foreign exchange gain (loss)	-
Total	$7,692		$4,940		$-

December 31, 2013
(In thousands)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(178)	Net sales	$3,173	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	985	Cost of sales	118	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	431	Operating expenses	87	Net foreign exchange gain (loss)	-
Total	$1,238		$3,378		$-

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		December 31, 2014	December 31, 2013
Foreign exchange contracts - forwards	Net foreign exchange (loss)/gain	$2,484	$(267)

Total		$2,484	$(267)

Gains or losses recognized in OCI on the effective portion of our derivatives are reported net of gains or losses reclassified from accumulated OCI into income.

Note 5 – Inventories

Inventories, net consist of the following:

(In thousands)	December 31, 2014	December 31, 2013

Raw materials	$79,376	$81,574
Work-in-process	6,675	4,958
Finished goods	87,001	85,577
	$173,052	$172,109

Note 6 – Property and equipment

Property and equipment at December 31, 2014 and December 31, 2013, consist of the following:

	December 31,	December 31,
(In thousands)	2014	2013

Land	$32,861	$32,959
Buildings	213,352	206,674
Furniture and equipment	298,653	272,795
	544,866	512,428
Accumulated depreciation	(280,780)	(251,860)
	$264,086	$260,568

Depreciation expense for the years ended December 31, 2014, 2013, and 2012,  was $38 million,  $36 million and $31 million, respectively.

Note 7 – Intangible assets

Intangible assets at December 31, 2014 and December 31, 2013 are as follows:

(In thousands)	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$58,343	$(22,853)	$35,490	$48,947	$(25,706)	$23,241
Acquired technology	88,216	(65,663)	22,553	89,446	(54,253)	35,193
Patents	27,791	(12,859)	14,932	26,070	(11,045)	15,025
Other	28,380	(23,073)	5,307	28,517	(19,666)	8,851
	$202,730	$(124,448)	$78,282	$192,980	$(110,670)	$82,310

Software development costs capitalized in 2014, 2013, and 2012 were $27 million, $16 million, and $12 million, respectively, and related amortization expense was $15 million, $14 million, and $14 million, respectively. Capitalized software development costs for the years ended December 31, 2014, 2013, and 2012 included costs related to stock based compensation of $1.2 million,  $742,000 and $519,000, respectively. The related amounts in the table above are net of fully amortized assets.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Acquired technology and other intangible assets are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally 10 to 17 years. Total intangible assets amortization expenses were $32 million, $32 million, and $28 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Capitalized software development costs, acquired technology, patents and other had weighted-average useful lives of 2.3 years, 1.7 years, 3.8 years, and 3.3 years, respectively, as of December 31, 2014. The estimated future amortization expense related to intangible assets as of December 31, 2014 was as follows:

Amount
(In thousands)
2015	$32,493
2016	23,481
2017	13,027
2018	1,504
2019	651
Thereafter	7,126
$78,282

 Note 8 – Goodwill

The carrying amounts of goodwill for 2013 and 2014 are as follows:

Amount
(In thousands)
Balance as of December 31, 2012	$147,258
Purchase price adjustments	(1,463)
Foreign currency translation impact	725
Balance as of December 31, 2013	$146,520
Foreign currency translation impact	(2,195)
Balance as of December 31, 2014	$144,325

The excess purchase price over the fair value of assets acquired is recorded as goodwill. During 2013, we adjusted the purchase price for one of our 2012 acquisitions, which resulted in the reduction of goodwill by $1.5 million. We have one operating segment and one reporting unit. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 28, 2014.  No impairment of goodwill was identified during 2014 and 2013. Goodwill is deductible for tax purposes in certain jurisdictions.

See Note 17 – Acquisitions of Notes to Consolidated Financial Statements for additional discussion related to our acquisitions in 2011 and 2012.

Note 9 – Income taxes

The components of income before income taxes are as follows:

(In thousands)	Years Ended December 31,
	2014	2013	2012
Domestic	$50,893	$41,315	$24,100
Foreign	93,108	55,853	90,737
	$144,001	$97,168	$114,837

The provision for income taxes charged to operations is as follows:

(In thousands)	Years Ended December 31,
	2014	2013	2012
Current tax expense:
U.S. federal	$11,292	$27,161	$24,538
State	1,302	813	1,217
Foreign	8,314	4,917	10,544
Total current	$20,908	$32,891	$36,299
Deferred tax expense (benefit):
U.S. federal	$(2,330)	$(15,401)	$(10,305)
State	(42)	(473)	53
Foreign	(868)	(362)	(1,347)
Total deferred	$(3,240)	$(16,236)	$(11,599)
Change in valuation allowance	-	-	-
Total provision	$17,668	$16,655	$24,700

Deferred tax liabilities (assets) at December 31, 2014 and 2013 as follows:

(In thousands)	December 31,
	2014	2013
Capitalized software	$12,058	$7,748
Depreciation and amortization	15,456	15,550
Intangible assets	15,945	18,843
Unrealized gain on derivative instruments	3,857	898
Undistributed earnings of foreign subsidiaries	8,694	8,565
Gross deferred tax liabilties	56,010	51,604
Operating loss carryforwards	(105,022)	(108,297)
Vacation and other accruals	(5,878)	(5,147)
Inventory valuation and warranty provisions	(15,657)	(12,813)
Doubtful accounts and sales provisions	(1,298)	(1,101)
Unrealized exchange loss	(282)	(2,192)
Deferred revenue	(7,927)	(7,809)
Accrued rent expenses	(505)	(453)
10% minority stock investment	(910)	(908)
Stock-based compensation	(5,451)	(6,069)
Research and development tax credit carryforward	(2,224)	(2,758)
Foreign tax credit carryforward	(335)	(4)
Other	(570)	(444)
Gross deferred tax assets	(146,059)	(147,995)
Valuation allowance	102,378	103,778
Net deferred tax liability	$12,329	$7,387

A reconciliation of income taxes at the U.S. federal statutory income tax rate to our effective tax rate follows:

	Years Ended December 31,
	2014	2013	2012
U.S. federal statutory rate	35%	35%	35%
Foreign taxes greater (less) than federal statutory rate	(2)	2	(5)
Research and development tax credits	(2)	(7)	-
Enhanced deduction for certain research and development expenses	(8)	(13)	(15)
State income taxes, net of federal tax benefit	1	1	1
Employee share-based compensation	1	-	2
Intercompany profit	(1)	(2)	2
Nondeductible acquisition costs	-	-	2
Domestic production activities deduction	(1)	(1)	-
Decrease in unrecognized tax benefits	(10)	-	-
Other	(1)	2	-
Effective tax rate	12%	17%	22%

As of December 31, 2014,  we had a federal net operating loss carryforward of $1.6 million which expires in the year 2032, and federal tax credit carryforwards of $2.6 million which expire during the years 2021 to 2032.  Certain of these carryforwards are subject to limitations following a change in ownership.

As of December 31, 2014,  11 of our subsidiaries had available, for income tax purposes, foreign net operating loss carryforwards of an aggregate of approximately $550 million, of which $900,000 expires during the years 2019 to 2024 and $549 million of which may be carried forward indefinitely. Our tax valuation allowance relates primarily to our ability to realize certain of these foreign net operating loss carryforwards.

Effective January 1, 2010, a new tax law in Hungary provided for an enhanced deduction for the qualified research and development expenses of NI Hungary Software and Hardware Manufacturing Kft. (“NI Hungary”). During the three months ended December 31, 2009, we obtained confirmation of the application of this new tax law for the qualified research and development expenses of NI Hungary. Based on the application of this new tax law to the qualified research and development expense of NI Hungary, we no longer expect to have sufficient future taxable income in Hungary to realize the benefits of these tax assets. As such, we recorded an income tax charge of $21.6 million during the three months ended December 31, 2009, $18.4 million of which was related to a valuation allowance on the previously recognized assets created by the restructuring and $3.2 million of which was related to tax benefits from other assets that we will no longer be able to realize as a result of this change. We do not expect to realize the tax benefit of the remaining assets created by the restructuring and therefore we had a full valuation allowance against those assets at December 31, 2014.

We have not provided for U.S. federal income and foreign withholding taxes on approximately $610 million of certain non-U.S. subsidiaries’ undistributed earnings as of December 31, 2014. These earnings would become subject to taxes of approximately $199 million, if they were actually or deemed to be remitted to the parent company as dividends or if we should sell our stock in these subsidiaries. We intend to permanently reinvest the undistributed earnings.

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We recognized a gross decrease in unrecognized tax benefits of $14 million for the year ended December 31, 2014 related to a settlement with the Internal Revenue Service of the examination of our U.S. income tax returns for 2010 and 2011. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

(In thousands)	2014	2013
Balance at beginning of period	$23,572	$20,920
Additions based on tax positions related to the current year	1,330	3,290
Additions for tax positions of prior years	337	337
Reductions as a result of settlement with taxing authorities	(14,169)	(975)
Balance at end of period	$11,070	$23,572

All of our unrecognized tax benefits at December 31, 2014 would affect our effective income tax rate if recognized.

We recognize interest and penalties related to income tax matters in income tax expense. During each of the years ended December 31, 2014 and 2013, we recognized interest expense related to uncertain tax positions of approximately $337,000.

The tax years 2007 through 2014 remain open to examination by the major taxing jurisdictions to which we are subject.  The Internal Revenue Service (“IRS”) concluded an examination of our U.S. income tax returns for 2010 and 2011 in the third quarter of 2014.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2027. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The tax holiday resulted in income tax benefits of $1.9 million for the year ended December 31, 2014.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward and option contracts and securities classified as available-for-sale. The accumulated other comprehensive income, net of tax, for the years ended December 31, 2014 and 2013, consisted of the following:

	December 31, 2014
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income (loss)
Balance as of December 31, 2013	$1,311	$(1,066)	$2,305	$2,550
Current-period other comprehensive income	(21,218)	(380)	12,632	(8,966)
Reclassified from accumulated OCI into income	-	-	(4,940)	(4,940)
Income tax expense (benefit)	2,603	47	(2,958)	(308)
Balance as of December 31, 2014	$(17,304)	$(1,399)	$7,039	$(11,664)

	December 31, 2013
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income (loss)
Balance as of December 31, 2012	$208	$(620)	$1,256	$844
Current-period other comprehensive income	1,332	(538)	4,616	5,410
Reclassified from accumulated OCI into income	-	-	(3,378)	(3,378)
Income tax (benefit) expense	(229)	92	(189)	(326)
Balance as of December 31, 2013	$1,311	$(1,066)	$2,305	$2,550

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

Awards under the plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares under the options vests over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and revenue growth but shares cannot accelerate to vest over a period of less than five years. Stock options must be exercised within ten years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the year ended December 31, 2014, we did not make any changes in accounting principles or methods of estimates related to the 1994 Plan.

Transactions under all stock option plans are summarized as follows:

	Number of shares under option	Weighted average exercise price
Outstanding at December 31, 2011	1,317,216	$18.07
Exercised	(237,146)	$16.59
Canceled	(26,945)	$17.07
Granted	-	$-
Outstanding at December 31, 2012	1,053,125	$18.44
Exercised	(713,737)	$18.36
Canceled	(51,980)	$18.47
Granted	-	$-
Outstanding at December 31, 2013	287,408	$18.62
Exercised	(215,403)	$18.77
Canceled	(42,530)	$19.99
Granted	-	$-
Outstanding at December 31, 2014	29,475	$15.51

Options exercisable at December 31:
2012	1,034,559	$18.44
2013	275,643	$18.56
2014	29,475	$15.51

The aggregate intrinsic value of stock options at exercise, represented in the table above, was $2.5 million, $8.3 million and $2.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. Total unrecognized stock-based compensation expense related to non-vested stock options was zero as of December 31, 2014.

	Outstanding and Exercisable by Price Range as of December 31, 2014
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding as of 12/31/2014	Weighted average remaining contractual life	Weighted average exercise price	Number exerciseable as of 12/31/2014	Weighted average exercise price
$14.63 - 19.45	29,475	0.29	$15.51	29,475	$15.51

The weighted average remaining contractual life of options exercisable as of December 31, 2014 was zero years. The aggregate intrinsic value of options outstanding as of December 31, 2014 was $472,779. The aggregate intrinsic value of options currently exercisable as of December 31, 2014 was $472,779.  No options were granted in the years ended December 31, 2014, 2013, and 2012.

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

Our stockholders approved our 2010 Incentive Plan (the “2010 Plan”) on May 11, 2010. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 3,362,304 shares of common stock that were reserved but not issued under the 1994 Plan and the 2005 Plan as of May 11, 2010, and any shares that are returned to the 1994 Plan and the 2005 Plan as a result of forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2010 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three,  five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. There were 3,199,446 shares available for grant under the 2010 Plan at December 31, 2014.

We estimate potential forfeitures of RSUs and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the year ended December 31, 2014, we did not make any changes in accounting principles or methods of estimates related to the 2010 Plan.

Transactions under our 2005 Plan and 2010 Plan are summarized as follows:

	RSUs
	Number of RSUs	Weighted average grant price
Outstanding at December 31, 2011	3,421,522	$22.75
Granted	1,311,105	$26.81
Earned	(841,918)	$20.41
Canceled	(85,435)	$24.66
Outstanding at December 31, 2012	3,805,274	$24.62
Granted	764,315	$29.50
Earned	(906,214)	$22.25
Canceled	(156,813)	$25.99
Outstanding at December 31, 2013	3,506,562	$26.23
Granted	394,143	$28.46
Earned	(822,269)	$24.75
Canceled	(233,017)	$27.04
Outstanding at December 31, 2014	2,845,419	$26.90

Total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $81 million as of December 31, 2014, related to 2,845,419 shares with a per share weighted average fair value of $26.90. We anticipate this expense to be recognized over a weighted average period of approximately 5.04 years.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. On May 10, 2011, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan, and at December 31, 2014, we had 3,259,042 shares of common stock reserved for future issuance under this plan. We issued 1,121,709 shares under this plan in the year ended December 31, 2014. The weighted average purchase price of the employees’ purchase rights was $24.37 per share and was estimated using the Black-Scholes model with the following assumptions:

	2014	2013	2012
Dividend expense yield	0.5%	0.5%	0.5%
Expected life	3 months	3 months	3 months
Expected volatility	27%	25%	40%
Risk-free interest rate	0.04%	0.1%	0.1%

During the year ended December 31, 2014, we did not make any changes in accounting principles or methods of estimates with respect to the employee stock purchase plan.

Weighted average, grant date fair value of purchase rights granted under the employee stock purchase plan are as follows:

	Number of Shares	Weighted average fair value
2012	1,122,483	$5.93
2013	1,191,599	$5.64
2014	1,121,709	$6.05

Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

We have 5,000,000 authorized shares of preferred stock. On January 21, 2004, our Board of Directors designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with its adoption of a Preferred Stock Rights Agreement which expired on May 10, 2014. There were not any shares of preferred stock issued and outstanding as of December 31, 2014.

Stock repurchases and retirements

       From time to time, our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors~~.~~ We did not make any purchases under this program during the year ended December 31, 2014. At December 31, 2014, there were 3,932,245 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date.

       During the year ended December 31, 2014, we received less proceeds from the exercise of stock options compared to the year ended December 31, 2013. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control. Since 2005, it has been our practice to issue RSUs and not stock options to eligible employees which has reduced the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of RSUs does not result in any cash proceeds to us. At December 31, 2014, there were outstanding options to purchase 29,475 shares and all of such options have contractual expiration dates in 2015. These options have weighted average exercise prices of between $14.63 and $19.45 per share. As such, we will generate significantly less proceeds from stock option exercises in 2015 compared to 2014.

Note 12 – Employee retirement plan

We have a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code. Substantially all domestic employees with at least 30 days of continuous service are eligible to participate and may contribute up to 15% of their compensation. The Board of Directors has elected to make matching contributions equal to 50% of employee contributions, which may be applied to a maximum of 6% of each participant’s compensation. Employees are eligible for matching contributions after one year of continuous service. Company contributions vest immediately. Our policy prohibits participants from direct investment in shares of our common stock within the plan. Company contributions charged to expense were $6.3 million, $5.8 million and $5.3 million in 2014, 2013, and 2012, respectively.

Note 13  – Segment information

We determine operating segments using the management approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our operating segments. It also requires disclosures about products and services, geographic areas and major customers.

We define the term “chief operating decision maker” to be our Chief Executive Officer. Our Chief Executive Officer reviews our financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we have determined that we operate a single operating segment and a single reporting unit.

We sell our products in four geographic regions. Our sales to these regions share similar economic characteristics, similar product mix, similar customers, and similar distribution methods. Revenue from the sale of our products which are similar in nature and software maintenance are reflected as total net sales in our Consolidated Statements of Income.

Total net sales by the major geographic areas in which we operate, are as follows:

(In thousands)	Years ended December 31,
	2014	2013	2012
Net sales:
Americas	$495,956	$483,604	$454,616
Europe	345,653	318,179	297,572
East Asia	294,325	260,100	282,512
Emerging Markets	107,928	110,675	108,992
	$1,243,862	$1,172,558	$1,143,692

Based on the billing location of the customer, total sales outside the U.S. for the years ended December 31, 2014, 2013, and 2012 were $780 million,  $726 million, and $722 million, respectively.

Total property and equipment, net, outside the U.S. for the years ended December 31, 2014 and 2013 was $145 million and $142 million, respectively.

Note 14 - Debt

On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association (the “Lender”). The Loan Agreement provides for a $50 million unsecured revolving line of credit with a scheduled maturity date of May 9, 2018 (the “Maturity Date”). Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Loan Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Loan Agreement. As of December 31, 2014, we had $50 million available for borrowings under this revolving line of credit.

The loans bear interest, at our option, at a base rate determined in accordance with the Loan Agreement, plus a spread of 0.0% to 0.5%, or a LIBOR rate plus a spread of 1.125% to 2.0%, in each case with such spread determined based on a ratio of consolidated indebtedness to EBITDA, determined in accordance with the Loan Agreement. Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date. We are also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.175% to 0.300%, with such rate determined based on the ratio described above. The Loan Agreement contains customary affirmative and negative covenants. The affirmative covenants include, among other things, delivery of financial statements, compliance certificates and notices; payment of taxes and other obligations; maintenance of existence; maintenance of properties and insurance; and compliance with applicable laws and regulations. The negative covenants include, among other things, limitations on indebtedness, liens, mergers, consolidations, acquisitions and sales of assets, investments, changes in the nature of the business, affiliate transactions and certain restricted payments. The Loan Agreement also requires us to maintain a ratio of consolidated indebtedness to EBITDA equal to or less than 3.25 to 1.00, and a ratio of consolidated EBITDA to interest expense greater than or equal to 3.00 to 1.00, in each case determined in accordance with the Loan Agreement. As of December 31, 2014, we were in compliance with all covenants in the Loan Agreement.

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

Note 15 – Commitments and Contingencies

We have commitments under non-cancelable operating leases primarily for office facilities throughout the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Future minimum lease payments as of December 31, 2014, for each of the next five years are as follows:

Amount
(In thousands)
2015	$17,927
2016	13,196
2017	8,951
2018	6,940
2019	5,288
Thereafter	1,826
$54,128

Rent expense under operating leases was approximately $20 million, $19 million and $17 million for the years ended December 31, 2014, 2013, and 2012, respectively.

As of December 31, 2014, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $8 million over the next twelve months.

As of December 31, 2014, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $12 million, which are generally payable over the next twelve months.

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

Note 17 - Acquisitions

In the fourth quarter of 2012, we acquired three privately held companies. The companies acquired included a wireless product company with a focus on test and measurement, a network measurements company with an emphasis on next-generation characterization and analysis tools for the high-frequency electronics and communication market, and a leading electrical engineering products company serving students, universities and OEMs worldwide with technology based educational design tools. These acquisitions are expected to accelerate the deployment of our RF and wireless technologies, accelerate our expansion into digital and embedded education, gain access to fast turn, low cost development and manufacturing capabilities, and increase our position in semiconductor academic programs. The combined purchase price of the acquisitions was $42 million consisting of $25 million cash, net of $5 million cash received, and $12 million in future cash payments. We funded the cash portion of the purchase price from existing cash balances.

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

AWR Corporation

On June 30, 2011, we acquired all of the outstanding shares of AWR Corporation (AWR), a privately held company that is a leading supplier of electronic design automation software for designing radio frequency and high-frequency components and systems for the semiconductor, aerospace and defense, communications and test equipment industries. The acquisition is expected to improve customer productivity through increased interoperability between upfront design and validation and production test functions. The purchase price of the acquisition was $66 million consisting of $54 million in cash and a three-year earn-out arrangement. We funded the purchase price from existing cash balances. The range of potential undiscounted payments that we could be required to make under the earn-out arrangement is between $0 and $29 million and are payable if AWR achieves certain revenue and operating income targets. The fair value of the earn-out arrangement was estimated at $12 million using the income approach, the key assumptions which included probability-weighted revenue and operating expense growth projections. In July 2012, the Company paid the amount due to the former AWR shareholders based on the first earn-out year performance of AWR. The amount paid was $3.3 million, and it is being recorded as a reduction of the earn-out liability. We re-measure the fair value of the earn-out liability each quarter. In the fourth quarter of 2012, we increased the acquisition earn out accrual by $6.8 million as AWR’s performance exceeded our prior expectations, and in the first quarter of 2013, we subsequently decreased this accrual by $1.3 million. In the third quarter of 2013, we made the second payment to AWR of $14 million. At December 31, 2013, the remaining earn-out accrual was valued at zero.  As of December 31, 2014, the earn-out period had expired and no further earn-out amounts were incurred or paid in 2014.

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

Note 18 – Subsequent events

  On January 28, 2015, our Board of Directors declared a quarterly cash dividend of $0.19 per common share, payable on March 9, 2015, to stockholders of record on February 17, 2015.

We have evaluated subsequent events through the date the financial statements were issued.