Form 10-Q
period 2015-03-31
NATIONAL INSTRUMENTS CORP /DE/
filed 2015-05-01
CIK 935494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2015 or

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

Large accelerated filer ☒Accelerated filer ☐Non-accelerated filer ☐Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2015
Common Stock - $0.01 par value	128,151,551

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.Financial Statements

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2015	2014
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$239,548	$274,030
Short-term investments	203,721	197,163
Accounts receivable, net	190,992	202,329
Inventories, net	177,980	173,052
Prepaid expenses and other current assets	72,575	70,075
Deferred income taxes, net	31,406	31,171
Total current assets	916,222	947,820
Property and equipment, net	263,322	264,086
Goodwill	166,974	144,325
Intangible assets, net	75,421	78,282
Other long-term assets	21,120	20,978
Total assets	$1,443,059	$1,455,491
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$57,671	$58,603
Accrued compensation	23,656	33,774
Deferred revenue - current	109,300	105,964
Accrued expenses and other liabilities	12,930	14,714
Other taxes payable	31,589	34,602
Total current liabilities	235,146	247,657
Deferred income taxes	46,485	47,406
Liability for uncertain tax positions	10,256	10,127
Deferred revenue - long-term	26,136	26,452
Other long-term liabilities	10,088	6,353
Total liabilities	328,111	337,995
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $0.01; 360,000,000 shares authorized; 128,147,815 shares and 127,849,271 shares issued and outstanding, respectively	1,281	1,278
Additional paid-in capital	680,228	662,889
Retained earnings	455,651	464,993
Accumulated other comprehensive loss	(22,212)	(11,664)
Total stockholders’ equity	1,114,948	1,117,496
Total liabilities and stockholders’ equity	$1,443,059	$1,455,491

The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net sales:
Product	$261,574	$262,264
Software maintenance	27,939	22,410
Total net sales	289,513	284,674

Cost of sales:
Product	74,881	69,621
Software maintenance	1,455	1,581
Total cost of sales	76,336	71,202

Gross profit	213,177	213,472

Operating expenses:
Sales and marketing	109,553	111,916
Research and development	60,520	55,259
General and administrative	22,971	22,473
Total operating expenses	193,044	189,648

Operating income	20,133	23,824

Other income:
Interest income	353	197
Net foreign exchange (loss) gain	(1,674)	50
Other income, net	628	88
Income before income taxes	19,440	24,159
Provision for income taxes	4,436	5,436

Net income	$15,004	$18,723

Basic earnings per share	$0.12	$0.15

Weighted average shares outstanding - basic	128,040	125,973

Diluted earnings per share	$0.12	$0.15

Weighted average shares outstanding - diluted	128,676	126,725

Dividends declared per share	$0.19	$0.15

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net income	$15,004	$18,723
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	(14,951)	(1,139)
Unrealized gain on securities available-for-sale	506	192
Unrealized gain (loss) on derivative instruments	982	(1,873)
Other comprehensive loss, before tax	(13,463)	(2,820)
Tax benefit related to items of other comprehensive income	(2,915)	(774)
Other comprehensive loss, net of tax	(10,548)	(2,046)
Comprehensive income	$4,456	$16,677

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flow from operating activities:
Net income	$15,004	$18,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,924	16,994
Stock-based compensation	6,391	6,553
Tax benefit from deferred income taxes	(2,238)	(3,198)
Tax benefit from stock option plans	(16)	(70)
Changes in operating assets and liabilities:
Accounts receivable	11,828	(865)
Inventories	(2,797)	1,852
Prepaid expenses and other assets	(8,254)	(2,790)
Accounts payable	(1,700)	6,213
Deferred revenue	2,909	5,910
Taxes, accrued expenses and other liabilities	(12,640)	(3,180)
Net cash provided by operating activities	26,411	46,142

Cash flow from investing activities:
Capital expenditures	(10,263)	(11,959)
Capitalization of internally developed software	(2,222)	(7,602)
Additions to other intangibles	(399)	(1,049)
Acquisitions, net of cash received	(24,523)	-
Purchases of short-term investments	(22,332)	(9,649)
Sales and maturities of short-term investments	15,774	3,389
Net cash used in investing activities	(43,965)	(26,870)

Cash flow from financing activities:
Proceeds from issuance of common stock	7,402	10,000
Dividends paid	(24,346)	(18,904)
Tax benefit from stock option plans	16	70
Net cash used in financing activities	(16,928)	(8,834)

Net change in cash and cash equivalents	(34,482)	10,438
Cash and cash equivalents at beginning of period	274,030	230,263
Cash and cash equivalents at end of period	$239,548	$240,701

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at March 31, 2015 and December 31, 2014, and the results of our operations, comprehensive income, and cash flows for the three month periods ended March 31, 2015 and March 31, 2014. Our operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2015 and 2014, are as follows:

	Three Months Ended March 31,
	(In thousands)
	(Unaudited)
	2015	2014
Weighted average shares outstanding-basic	128,040	125,973
Plus: Common share equivalents
Stock options and RSUs	636	752
Weighted average shares outstanding-diluted	128,676	126,725

Stock awards to acquire 46,400 shares and 61,500 shares for the three months ended March 31, 2015 and 2014 were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.

Note 3 – Cash, cash equivalents and short-term investments

The following tables summarize unrealized gains and losses related to our cash, cash equivalents, and short-term investments designated as available-for-sale:

	As of March 31, 2015
(In thousands)	(Unaudited)
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$134,865	$-	$-	$-	$134,865
Money Market Accounts	104,683	-	-	-	104,683
Corporate bonds	127,690	121	(42)	(7,461)	120,308
U.S. treasuries and agencies	73,992	60	(1)	-	74,051
Foreign government bonds	8,863	-	-	(2,413)	6,450
Time deposits	2,912	-	-	-	2,912
Cash, cash equivalents, and short-term investments	$453,005	$181	$(43)	$(9,874)	$443,269

(In thousands)	December 31, 2014
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$149,598	$-	$-	$-	$149,598
Money Market Accounts	124,432	-	-	-	124,432
Corporate bonds	118,242	54	(254)	(4,966)	113,076
U.S. treasuries and agencies	73,919	1	(8)	-	73,912
Foreign government bonds	8,841	8	-	(1,586)	7,263
Time deposits	2,912	-	-	-	2,912
Cash, cash equivalents, and short-term investments	$477,944	$63	$(262)	$(6,552)	$471,193

The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale:

	As of March 31, 2015
(In thousands)	(Unaudited)
	Adjusted Cost	Fair Value
Due in less than 1 year	$59,835	$57,464
Due in 1 to 5 years	153,622	146,257
Total available-for-sale debt securities	$213,457	$203,721

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$43,412	$43,455
U.S. treasuries and agencies	4,648	4,647
Foreign government bonds	8,863	6,450
Time deposits	2,912	2,912
Total available-for-sale debt securities	$59,835	$57,464

Due in 1 to 5 years	Adjusted Cost	Fair Value
Corporate bonds	$84,278	$76,853
U.S. treasuries and agencies	69,344	69,404
Total available-for-sale debt securities	$153,622	$146,257

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Inputs that are not based on observable market data

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$104,683	$104,683	$-	$-
Short-term investments available for sale:
Corporate bonds	120,308	-	120,308	-
U.S. treasuries and agencies	74,051	-	74,051	-
Foreign government bonds	6,450	-	6,450	-
Time deposits	2,912	2,912	-	-
Derivatives	21,087	-	21,087	-
Total Assets	$329,491	$107,595	$221,896	$-

Liabilities
Derivatives	$(7,979)	$-	$(7,979)	$-
Total Liabilities	$(7,979)	$-	$(7,979)	$-

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$124,432	$124,432	$-	$-
Short-term investments available for sale:
Corporate bonds	113,076	-	113,076	-
U.S. treasuries and agencies	73,912	-	73,912	-
Foreign government bonds	7,263	-	7,263	-
Time deposits	2,912	2,912	-	-
Derivatives	16,151	-	16,151	-
Total Assets	$337,746	$127,344	$210,402	$-

Liabilities
Derivatives	$(4,253)	$-	$(4,253)	$-
Total Liabilities	$(4,253)	$-	$(4,253)	$-

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

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of similar instruments. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the three month period ended March 31, 2015. There were no transfers in or out of Level 1 or Level 2 during the three month period ended March 31, 2015.

Our foreign government bonds consist of German government sovereign debt denominated in Euro with maximum remaining maturities of two months. Our short-term investments do not involve sovereign debt from any other country in Europe.

We did not have any items that were measured at fair value on a nonrecurring basis at March 31, 2015 and December 31, 2014.

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

We have operations in over 50 countries. Sales outside of the Americas accounted for approximately 59% and 60% of our revenues during the three month periods ended March 31, 2015 and 2014, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

We maintain a foreign currency risk management strategy that uses derivative instruments (foreign currency forward and purchased option contracts) to help protect our earnings and cash flows from fluctuations caused by the volatility in currency exchange rates. Movements in foreign currency exchange rates pose a risk to our operations and competitive position, in that exchange rate changes may affect our profitability and cash flow, and the business or pricing strategies of our non-U.S. based competitors.

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

We held forward contracts with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of March 31, 2015	As of December 31,
	(Unaudited)	2014
Euro	$78,912	$97,198
Japanese yen	5,296	7,798
Hungarian forint	58,417	61,067
British pound	17,199	22,809
Malaysian ringgit	17,681	10,241
Total forward contracts notional amount	$177,505	$199,113

The contracts in the foregoing table had contractual maturities of 36 months or less at March 31, 2015 and December 31, 2014.

At March 31, 2015, we expect to reclassify $12 million of gains on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $1.9 million of losses on derivative instruments from accumulated OCI to cost of sales during the next twelve months when the cost of sales are incurred and $1.5 million of losses on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at March 31, 2015. Actual results may vary as a result of changes in the corresponding exchange rates subsequent to this date.

We did not record any ineffectiveness from our hedges during the three months ended March 31, 2015 and 2014.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 120 days. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss).” As of March 31, 2015 and December 31, 2014, we held foreign currency forward contracts with a notional amount of $77 million and  $78 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, respectively.

	Asset Derivatives
	March 31, 2015		December 31, 2014
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$19,695	Prepaid expenses and other current assets	$14,492

Foreign exchange contracts - LT forwards	Other long-term assets	-	Other long-term assets	-
Total derivatives designated as hedging instruments		$19,695		$14,492

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$1,392	Prepaid expenses and other current assets	$1,659
Total derivatives not designated as hedging instruments		$1,392		$1,659

Total derivatives		$21,087		$16,151

	Liability Derivatives
	March 31, 2015		December 31, 2014
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(3,398)	Accrued expenses and other liabilities	$(1,937)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(4,188)	Other long-term liabilities	(1,536)
Total derivatives designated as hedging instruments		$(7,586)		$(3,473)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(393)	Accrued expenses and other liabilities	$(780)
Total derivatives not designated as hedging instruments		$(393)		$(780)

Total derivatives		$(7,979)		$(4,253)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for three month periods ended March 31, 2015 and 2014, respectively:

March 31, 2015
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$5,203	Net sales	$5,081	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	(2,217)	Cost of sales	(333)	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	(2,004)	Operating expenses	(364)	Net foreign exchange gain (loss)	-
Total	$982		$4,384		$-

March 31, 2014
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(1,035)	Net sales	$346	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	(597)	Cost of sales	81	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	(241)	Operating expenses	18	Net foreign exchange gain (loss)	-
Total	$(1,873)		$445		$-

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		March 31, 2015	March 31, 2014
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$1,945	$(68)

Total		$1,945	$(68)

Note 6 – Inventories, net

Inventories, net consist of the following:

	March 31, 2015	December 31,
(In thousands)	(Unaudited)	2014

Raw materials	$89,397	$79,376
Work-in-process	6,831	6,675
Finished goods	81,752	87,001
	$177,980	$173,052

Note 7 – Intangible assets, net

Intangible assets at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015
(In thousands)	(Unaudited)			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$59,889	$(26,700)	$33,189	$58,343	$(22,853)	$35,490
Acquired technology	90,834	(67,961)	22,873	88,216	(65,663)	22,553
Patents	28,195	(13,328)	14,867	27,791	(12,859)	14,932
Other	27,767	(23,275)	4,492	28,380	(23,073)	5,307
	$206,685	$(131,264)	$75,421	$202,730	$(124,448)	$78,282

Software development costs capitalized for the three month periods ended March 31, 2015 and 2014 were $2.3 million and $8.0 million, respectively, and related amortization expense was $4.6 million and $3.1 million, respectively. Capitalized software development costs for the three month periods ended March 31, 2015 and 2014 included costs related to stock based compensation of $95,000 and $378,000, respectively. The related amounts in the table above are net of fully amortized assets.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Acquired technology and other intangible assets are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally 10 to 17 years. Total intangible assets amortization expenses were $8.8 million and $7.6 million for the three months ended March 31, 2015 and 2014, respectively.

 Note 8 – Goodwill

The carrying amount of goodwill as of March 31, 2015, was as follows:

Amount
(In thousands)
Balance as of December 31, 2014	$144,325
Acquisitions	24,429
Foreign currency translation impact	(1,780)
Balance as of March 31, 2015 (unaudited)	$166,974

The excess purchase price over the fair value of assets acquired is recorded as goodwill. As we have one operating segment, we allocate goodwill to one reporting unit for goodwill impairment testing. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 28, 2015.  No impairment of goodwill was identified during 2015 or 2014.

See “Note 17 – Acquisitions” of Notes to Consolidated Financial Statements for additional discussion related to our acquisitions in the first quarter of 2015.

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

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $11.2 million and $11.1 million of unrecognized tax benefits at March 31, 2015 and December 31, 2014, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross increase in unrecognized tax benefits of $52,000 for the three month period ended March 31, 2015, as a result of tax positions taken during this period. Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2015, we had approximately $948,000 accrued for interest related to uncertain tax positions. The tax years 2008 through 2014 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 23% for each of the three month periods ended March 31, 2015 and 2014. For the three month periods ended March 31, 2015 and 2014, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, and a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit.

Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $901,000 and $1.6 million for the three month periods ended March 31, 2015 and 2014, respectively.

The tax position of our Hungarian operation continues to benefit from assets created by the restructuring of our operations in Hungary. In addition, our research and development activities in Hungary continue to benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. Partial release of the valuation allowance on assets from the restructuring and the enhanced tax deduction for research expenses resulted in income tax benefits of $1.8 million and $2.5 million for the three month periods ended March 31, 2015 and 2014, respectively.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2027. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The tax holiday resulted in income tax benefits of $447,000 and $306,000 for the three month periods ended March 31, 2015 and 2014, respectively.

No other taxing jurisdictions had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the IRS with regard to any foreign jurisdictions.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward and option contracts and securities classified as available-for-sale. The accumulated other comprehensive income, net of tax, for the three month periods ended March 31, 2015 and 2014, consisted of the following:

	March 31, 2015
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2014	$(17,304)	$(1,399)	$7,039	$(11,664)
Current-period other comprehensive (loss) income	(14,951)	506	5,366	(9,079)
Reclassified from accumulated OCI into income	-	-	(4,384)	(4,384)
Income tax (benefit) expense	(3,412)	115	382	(2,915)
Balance as of March 31, 2015	$(28,843)	$(1,008)	$7,639	$(22,212)

	March 31, 2014
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2013	$1,311	$(1,066)	$2,305	$2,550
Current-period other comprehensive (loss) income	(1,139)	192	(1,428)	(2,375)
Reclassified from accumulated OCI into income	-	-	(445)	(445)
Income tax (benefit) expense	(255)	62	(581)	(774)
Balance as of March 31, 2014	$427	$(936)	$1,013	$504

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

Awards under the plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares under the options vests over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and revenue growth but shares cannot accelerate to vest over a period of less than five years. Stock options must be exercised within ten years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During three month period ended March 31, 2015, we did not make any changes in accounting principles or methods of estimates related to the 1994 Plan.

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

Our stockholders approved our 2010 Incentive Plan (the “2010 Plan”) on May 11, 2010. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 3,362,304 shares of common stock that were reserved but not issued under the 1994 Plan and the 2005 Plan as of May 11, 2010, and any shares that are returned to the 1994 Plan and the 2005 Plan as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2010 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three,  five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. There were 3,205,101 shares available for grant under the 2010 Plan at March 31, 2015.

We estimate potential forfeitures of RSUs and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the three month period ended March 31, 2015, we did not make any changes in accounting principles or methods of estimates related to the 2010 Plan.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. On May 13, 2014, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan. At March 31, 2015, we had 2,982,400 shares of common stock reserved for future issuance under this plan. We issued 276,633 shares under this plan in the three month period ended March 31, 2015. The weighted average purchase price of the employees’ purchase rights was $25.57 per share. During the three month period ended March 31, 2015, we did not make any changes in accounting principles or methods of estimates with respect to such plan.

Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

We have 5,000,000 authorized shares of preferred stock. On January 21, 2004, our Board of Directors designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with the adoption of a Preferred Stock Rights Agreement which expired on May 10, 2014. There were no shares of preferred stock issued and outstanding at March 31, 2015.

Stock repurchases and retirements

From time to time, our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. We did not make any purchases under this program during the three month period ended March 31, 2015. At March 31, 2015, there were 3,932,245 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date.

During the three month period ended March 31, 2015, we received less proceeds from the exercise of stock options compared to the three month period ended March 31, 2014. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control. Since 2005, it has been our practice to issue RSUs and not stock options to eligible employees which has reduced the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of RSUs does not result in any cash proceeds to us. At March 31, 2015, there were outstanding options to purchase 6,652 shares, and all of such options have contractual expiration dates in 2015. These options have a weighted average exercise price of $14.99 per share. As such, we will generate significantly less proceeds from stock option exercises in 2015 compared to 2014.

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

We sell our products in four geographic regions. Our sales to these regions share similar economic characteristics, similar product mix, similar customers, and similar distribution methods. Revenue from the sale of our products which are similar in nature and software maintenance is reflected as total net sales in our Consolidated Statements of Income.

  Total net sales by the major geographic areas in which we operate, are as follows:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2015	2014
Net sales:
Americas	$118,388	$115,106
Europe	80,916	83,857
East Asia	64,530	61,348
Emerging Markets	25,679	24,363
	$289,513	$284,674

Based on the billing location of the customer, total sales outside the U.S. for the three month periods ended March 31, 2015 and 2014 were $179 million and $178 million, respectively.

Total property and equipment, net, outside the U.S. was $145 million for each of the three month periods ended March 31, 2015 and December 31, 2014.

Note 13 - Debt

On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association. The Loan Agreement provides for a $50 million unsecured revolving line of credit with a scheduled maturity date of May 9, 2018 (the “Maturity Date”). Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Loan Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Loan Agreement. As of March 31, 2015, we had $50 million available for borrowings under this revolving line of credit.

The loans bear interest, at our option, at a base rate determined in accordance with the Loan Agreement, plus a spread of 0.0% to 0.5%, or a LIBOR rate plus a spread of 1.125% to 2.0%, in each case with such spread determined based on a ratio of consolidated indebtedness to EBITDA, determined in accordance with the Loan Agreement. Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date. We are also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.175% to 0.300%, with such rate determined based on the ratio described above. The Loan Agreement contains customary affirmative and negative covenants. The affirmative covenants include, among other things, delivery of financial statements, compliance certificates and notices; payment of taxes and other obligations; maintenance of existence; maintenance of properties and insurance; and compliance with applicable laws and regulations. The negative covenants include, among other things, limitations on indebtedness, liens, mergers, consolidations, acquisitions and sales of assets, investments, changes in the nature of the business, affiliate transactions and certain restricted payments. The Loan Agreement also requires us to maintain a ratio of consolidated indebtedness to EBITDA equal to or less than 3.25 to 1.00, and a ratio of consolidated EBITDA to interest expense greater than or equal to 3.00 to 1.00, in each case determined in accordance with the Loan Agreement. As of March 31, 2015, we were in compliance with all covenants in the Loan Agreement.

The Loan Agreement contains customary events of default including, among other things, payment defaults, breaches of covenants or representations and warranties, cross-defaults with certain other indebtedness, bankruptcy and insolvency events, judgment defaults and change in control events, subject to grace periods in certain instances. Upon an event of default, the lender may declare all or a portion of the outstanding obligations payable by us to be immediately due and payable and exercise other rights and remedies provided for under the Loan Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Loan Agreement at a per annum rate of interest equal to 2.00% above the otherwise applicable interest rate.

Note 14 – Commitments and contingencies

We offer a one-year limited warranty on most hardware products, with an optional two or three-year warranty on our hardware products, which is included in the sales price of our products. Provision is made for estimated future warranty costs at the time of the sale for the estimated costs that may be incurred under the standard limited warranty. Our estimate is based on historical experience and product sales during the period.

The warranty reserve for the three month periods ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2015	2014
Balance at the beginning of the period	$1,885	$1,764
Accruals for warranties issued during the period	1,369	744
Settlements made (in cash or in kind) during the period	(1,541)	(643)
Balance at the end of the period	$1,713	$1,865

As of March 31, 2015, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $8 million over the next twelve months.

As of March 31, 2015, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $11 million, which are generally payable over the next twelve months.

Note 15 – Recently issued accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. As currently issued, ASU 2014-09 is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 (fiscal year 2017 for the Company) and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. The adoption of this standard is not expected to have a material impact on our financial statements.

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

Note 17 – Acquisitions

During the first quarter of 2015, we acquired BEECube, a technology innovator and leading supplier of high-performance FPGA prototyping and deployment products for advanced wireless research, wireless infrastructure and military/defense applications and we acquired a PXI modular instruments hardware product line from Cobham plc. As of March 31, 2015 we have not finalized our valuation of acquired identified intangibles and therefore our purchase price allocations remain preliminary. Our consolidated financial statements include the operating results from the dates of acquisition. Pro-forma results of operations have not been presented because the effects of the acquired operations were not material.

Note 18 – Subsequent events

On April 22, 2015, our Board of Directors declared a quarterly cash dividend of $0.19 per common share, payable on June 1, 2015, to stockholders of record on May 11, 2015.

We have evaluated subsequent events through the date the financial statements were issued.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding our future financial performance or operations (including, without limitation, statements to the effect that we “believe,” "expect," "plan," "may," "will," "project," "continue," or "estimate" or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” beginning on page 32, and in the discussion below. Readers are also encouraged to refer to the documents regularly filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2014,  for further discussion of our business and the risks attendant thereto.

Overview

National Instruments Corporation (“we”, “us” or “our”) designs, manufactures and sells systems to engineers and scientists that accelerate productivity, innovation and discovery. Our graphical system design approach to engineering provides an integrated software and hardware platform that speeds the development of systems needing measurement and control. We believe that our long-term vision and focus on technology supports the success of our customers, employees, suppliers and stockholders. We sell to a large number of customers in a wide variety of industries. We have been profitable in every year since 1990.

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

Maintaining a high level of customer satisfaction

To maintain a high level of customer satisfaction we strive to offer innovative, modular and integrated products through a global sales and support network. We strive to maintain a high degree of backwards compatibility across different platforms to preserve the customer’s investment in our products. In this time of intense global competition, we believe that it is crucial that we continue to offer products with high quality and reliability, and that our products provide cost-effective solutions for our customers.

Leveraging external and internal technology

Our product strategy is to provide superior products by leveraging generally available technology, supporting open architectures on multiple platforms and leveraging our core technologies such as custom application specific integrated circuits (“ASICs”) across multiple products.

We sell into test and measurement (“T&M”) and industrial/embedded applications in a broad range of industries and are subject to the economic and industry forces that drive those markets. It has been our experience that the performance of these industries and our performance are impacted by general trends in industrial production for the global economy and by the specific performance of certain vertical markets that are intensive consumers of measurement technologies. Examples of these markets are semiconductor capital equipment, telecom and mobile devices, consumer electronics, defense, aerospace and automotive.

Leveraging a worldwide sales, distribution and manufacturing network

We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators, and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 59% and 60% of our revenues during the three month periods ended March 31, 2015 and 2014, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See “Note 12 – Segment information” of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales)

We manufacture a substantial majority of our product volume at our facilities in Debrecen, Hungary and Penang, Malaysia. Additional production, primarily of RF products and of low volume, complex or newly introduced products is done in Austin, Texas, however, we will be transitioning all of our Austin, Texas based manufacturing activities to our manufacturing facilities in Hungary and Malaysia over the next six to 12 months. As of December 31, 2014, we had successfully transferred approximately 45% of our Austin based production into Hungary and Malaysia. In 2015, our site in Malaysia is expected to produce approximately 30% of our global production. This production is being generated by transferring existing products from our Austin production facility in support of anticipated growth in our business and introducing new products directly into our Malaysian facility. Our site in Hungary is expected to produce approximately 65% of our global production in 2015. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. Most of our electronic circuit card assemblies, modules and chassis are manufactured in house, although subcontractors are used from time to time. The majority of our electronic cable assemblies are produced by subcontractors; however, we do manufacture some on an exception basis. Our software duplication, technical manuals and product support documentation is primarily produced by subcontractors.

Delivering high quality, reliable products

We believe that our long-term growth and success depend on delivering high quality software and hardware products on a timely basis. Accordingly, we focus significant efforts on research and development. We focus our research and development efforts on enhancing existing products and developing new products that incorporate appropriate features and functionality to be competitive with respect to technology, price and performance. Our success also depends on our ability to obtain and maintain patents and other proprietary rights related to technologies used in our products. We have engaged in litigation and where necessary, will likely engage in future litigation to protect our intellectual property rights. In monitoring and policing our intellectual property rights, we have been and may be required to spend significant resources.

Our operating results fluctuate from period to period due to changes in global economic conditions and a number of other factors. As a result, we believe our historical results of operations should not be relied upon as indications of future performance. There can be no assurance that our net sales will grow or that we will remain profitable in future periods.

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. In assessing our business, we consider the trends in the Global Purchasing Managers’ Index (“PMI”), global industrial production as well as industry reports on the specific vertical industries that we target. In the three month period ended March 31, 2015, the average of the PMI was 51.8 and the average of the new order element of the PMI was 52.3, both indicating economic expansion. During the three month period ended March 31, 2015, the PMI in the U.S. and the Eurozone maintained readings above 50. We are unable to predict whether the industrial economy, as measured by the PMI, will remain above the neutral reading of 50, strengthen or contract during the remainder of 2015.

During the three month periods ended March 31, 2015 and 2014, we received $3 million and $12 million in new orders from our largest customer, respectively. During the three month periods ended March 31, 2015 and 2014, we recognized net revenue of $5 million and $7 million from these orders, respectively. The timing and amount of orders from this customer are unpredictable and therefore can cause unusual variations in the results and trends of our business.

During the first quarter of 2015, we saw challenges in our business as a result of the strength of the U.S. dollar and weakness in the personal computer (“PC”) market.  In the first quarter of 2015, we also saw a 5% year over year decrease from orders under $20,000, a 4% year over year decrease from orders between $20,000 and $100,000, and 14% year over year growth from orders over $100,000. Excluding our largest customer, orders over $100,000 were up 37% year over year.

During the first quarter of 2015, we continued to see broad volatility in the foreign exchange markets and a continued sharp and broad appreciation of the U.S. dollar against many of the currency markets where we have exposure. The change in exchange rates had the effect of decreasing our consolidated sales by $17 million or 6%, decreasing Americas sales by $1.5 million or 1.3%, decreasing European sales by $11 million or 14%, decreasing East Asia sales by $1.0 million or 1.7%, and decreasing sales in Emerging Markets by $3.2 million or 13%. As of the date of filing, the U.S. dollar index, as tracked by the St. Louis Federal Reserve, is at a ten year high and its average for the month of April 2015 is approximately 23% higher compared to April 2014. For the second quarter of 2015, we expect the strong U.S. dollar will continue to have a negative impact on the U.S. dollar equivalent of our foreign currency denominated sales. The Euro represents our most significant exposure and where we expect to see the greatest negative impact from the strength of the U.S. dollar during the second quarter of 2015 compared to second quarter of 2014. We have hedging programs in place to help mitigate the risks associated with these types of foreign currency risks. However, there can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in the foreign currency markets in which we do business. (See “Note 5 – Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for additional details concerning hedging programs.)

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended March 31,
	(Unaudited)
	2015	2014
Net sales:
Americas	40.9%	40.4%
Europe	27.9	29.5
East Asia	22.3	21.6
Emerging Markets	8.9	8.6
Consolidated net sales	100.0	100.0
Cost of sales	26.4	25.0
Gross profit	73.6	75.0
Operating expenses:
Sales and marketing	37.8	39.3
Research and development	20.9	19.4
General and administrative	7.9	7.9
Total operating expenses	66.7	66.6
Operating income	7.0	8.4
Other income (expense):
Interest income	0.1	0.1
Net foreign exchange (loss) gain	(0.6)	0.0
Other income, net	0.2	0.0
Income before income taxes	6.7	8.5
(Benefit from) provision for income taxes	1.5	1.9
Net income	5.2%	6.6%

  Figures may not sum due to rounding.

Results of Operations for the three months ended March 31, 2015 and 2014

Net Sales.    Our net sales were $289.5 million and $284.7 million for the three month periods ended March 31, 2015 and 2014, respectively, an increase of 1.7%. For such periods, product sales were $262 million and software maintenance sales were $27.9 million and $22.4 million, respectively, an increase of 25%. Software maintenance sales grew at a faster rate than our overall net sales as a result of increased sales of our enterprise software agreements.

We do not typically maintain a large amount of order backlog as orders typically translate to sales quickly. As such, any weakness in orders typically has a pronounced impact on our net sales in the short term.

Our strategy for managing the impact of currency volatility relies on strong product differentiation to enable us to adjust local currency pricing quarterly to help mitigate the impact of currency changes. We made a local currency pricing adjustment in January; however, the rapid strengthening of the US dollar limited the effectiveness of this price increase.

Large orders, defined as orders with a value greater than $100,000, increased by 14% year over year during the three months ended March 31, 2015, compared to the year over year decrease of 10% in the three month period ended March 31, 2014. Year over year, orders from our largest customer decreased by 73% in the three months ended March 31, 2015. Excluding the impact of our largest customer, large orders increased by 37% year over year. Orders from our largest customer are discussed in more detail below. During the three month periods ended March 31, 2015 and 2014, large orders were 23% and 20% of our total orders, respectively. Larger orders are more volatile, are subject to greater discount variability and may contract at a faster pace during an economic downturn.

With respect to our largest customer, we are serving several different applications for this customer. During the three month periods ended March 31, 2015 and 2014, we received $3 million and $12 million, respectively, in new orders from our largest customer. In the three month periods ended March 31, 2015 and 2014, we recognized net revenue of $5 million and $7 million, respectively, from this customer.

For the three month periods ended March 31, 2015 and 2014, net sales in the Americas were $118 million and $115 million, respectively, an increase of 3%. Sales in the Americas, as a percentage of consolidated sales were 41% and 40% in the three month periods ended March 31, 2015 and 2014, respectively. In Europe, net sales were $81 million and $84 million in the three month periods ended March 31, 2015 and 2014, respectively, a decrease of 4%. Sales in Europe, as a percentage of consolidated sales were 28% and 29% in the three month periods ended March 31, 2015 and 2014, respectively. In East Asia, net sales were $65 million and $61 million in the three month periods ended March 31, 2015 and 2014, respectively, an increase of 5%. Sales in East Asia, as a percentage of consolidated sales were 22% in each of the three month periods ended March 31, 2015 and 2014. In Emerging Markets, net sales were $26 million and $24 million in the three month periods ended March 31, 2015 and 2014, respectively, an increase of 6%. Sales in Emerging Markets, as a percentage of consolidated sales were 9% in each of the three month periods ended March 31, 2015 and 2014.

We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), Europe, East Asia, and Emerging Markets are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. For the three month period ended March 31, 2015, in local currency terms, our consolidated net sales increased by $22 million or 8%, Americas sales increased by $4.7 million or 4%, European sales increased by $8.3 million or 10%, East Asia sales increased by $4.2 million or 7%, and Emerging Markets sales increased by $4.5 million or 19%, compared to the three month period ended March 31, 2014. During this same period, the change in exchange rates had the effect of decreasing our consolidated sales by $17 million or 6%, decreasing Americas sales by $1.5 million or 1.3%, decreasing European sales by $11 million or 14%, decreasing East Asia sales by $1.0 million or 1.7%, and decreasing sales in Emerging Markets by $3.2 million or 13%.

For the three months ended March 31, 2014, in local currency terms, our consolidated net sales increased by $1.9 million or 0.6%, Americas sales decreased by $3.5 million or 3%, European sales increased by $3.4 million or 4%, sales in East Asia increased by $2.0 million or 3%, and sales in Emerging Markets decreased by $111,000 or 0.1%, compared to the three month period ended March 31, 2013. During this same period, the change in exchange rates had the effect of decreasing our consolidated sales by $4.0 million or 1.4%, decreasing Americas sales by $1.2 million or 1%, increasing European sales by $2.2 million or 3%, decreasing East Asia sales by $2.6 million or 4%, and decreasing sales in Emerging Markets by $2.5 million or 9%.

To help protect against changes in U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue denominated in foreign currencies with average rate forward contracts. During the three month periods ended March 31, 2015 and 2014, these hedges had the effect of increasing our consolidated sales by $5.1 million and $346,000, respectively. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our consolidated sales for 2015 and 2014).

Gross Profit. For both of the three month periods ended March 31, 2015 and 2014, gross profit was $213 million. As a percentage of sales, gross profit was 74% and 75% for the three month periods ended March 31, 2015 and 2014, respectively. The decrease in gross profit as a percentage of sales was primarily due to the strength of the U.S. dollar. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle.

For the three month periods ended March 31, 2015 and 2014, the change in exchange rates had the effect of decreasing our cost of sales by $1.8 million and decreasing our cost of sales by $503,000, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During the three month periods ended March 31, 2015 and 2014, these hedges had the effect of increasing our cost of sales by $333,000 and decreasing our cost of sales by $81,000, respectively. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our consolidated cost of sales for 2015 and 2014.)

Operating Expenses. For the three month periods ended March 31, 2015 and 2014, operating expenses were $193 million and $190 million, respectively, an increase of 1.8%. As a percentage of sales, operating expenses were 67% for both of the three month periods ended March 31, 2015 and 2014. Software development costs increased by $5.7 million as a result of a decrease in capitalization of software development costs from $8 million during the three month period ended March 31, 2014 to $2.3 million during the three month period ended March 31, 2015. Additionally, there were increases in other operating expenses including personnel related expenses of $2.7 million and travel, marketing, outside services and building and equipment of $3.3 million. During the three month period ending March 31, 2015, the year over year change in exchange rates had the effect of decreasing our operating expenses by $8 million.

We believe that our long-term growth and success depends on developing high quality software and hardware products on a timely basis. We are focused on leveraging recent investments in research and development and in our field sales force and taking actions to help ensure those resources are concentrated in areas and on initiatives that will contribute to future growth in our business. For the three month periods ended March 31, 2015 and 2014, our sales and marketing expenses were $110 million and $112 million, respectively, and our research and development expenses were $61 million and $55 million, respectively.

Overall headcount for our operating functions remained flat from March 31, 2014 to March 31, 2015. The increase in research and development expenses was primarily driven by the decrease in capitalized software development costs. From a regional perspective, the increase in research and development expenses had a larger impact on the operating expenses of the Americas as the Americas absorbed $5.1 million of the overall increase.

Operating Income.  For the three month periods ended March 31, 2015 and 2014, operating income was $20 million and $24 million, respectively, a decrease of 15%. As a percentage of net sales, operating income was 7% and 8%, respectively, in these same periods. The decreases in operating income in absolute dollars and as a percentage of sales for the three month period ended March 31, 2015, compared to the March 31, 2014 period, are attributable to the factors discussed in Net Sales, Gross Profit and Operating Expenses above.

Interest Income.    For the three month periods ended March 31, 2015 and 2014, interest income was $353,000 and $197,000, respectively. We continue to see low yields for high quality investment alternatives that comply with our corporate investment policy. We do not expect yields in these types of investments to increase significantly during the remainder of 2015.

Net Foreign Exchange Gain (Loss).    For the three month periods ended March 31, 2015 and 2014, net foreign exchange loss was $1.7 million and a gain of $50,000, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During the first quarter of 2015, we continued to see broad volatility in the foreign exchange markets and a continued sharp and broad appreciation of the U.S. dollar against many of the currency markets where we have exposure, with the U.S. dollar index, as tracked by the St. Louis Federal Reserve, at a ten year high. We cannot predict the direction or degree of future volatility in these exchange rates. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange gain (loss)”. Our hedging strategy decreased our foreign exchange losses by $1.9 million in the three month period ended March 31, 2015 and decreased our foreign exchange gains by $68,000 in the three month period ended March 31, 2014. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities.)

Provision for Income Taxes.    For each of the three month periods ended March 31, 2015 and 2014, our provision for income taxes reflected an effective tax rate of 23%.   (See “Note 9 – Income taxes” of Notes to Consolidated Financial Statements for further discussion regarding our effective tax rate)

Other operational metrics

We believe that the following additional unaudited operational metrics assist investors in assessing our operational performance relative to our others in our industry and to our historical results.

 Charges related to stock-based compensation, amortization of acquired intangibles and acquisition related transaction costs.   For the three months ended March 31, 2015 and 2014,  the gross charges related to stock-based compensation as a component of cost of sales, sales and marketing, research and development, general and administrative expenses, the provision for income taxes and the total charges were as follows:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2015	2014
Stock-based compensation
Cost of sales	$456	$441
Sales and marketing	2,643	2,811
Research and development	2,461	2,451
General and administrative	831	850
Provision for income taxes	(1,566)	(1,836)
Total	$4,825	$4,717

For the three months ended March 31, 2015 and 2014,  the gross charges related to the amortization of acquisition related intangibles as a component of cost of sales, sales and marketing, research and development, other income, net,  the provision for income taxes and the total charges were as follows:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2015	2014
Amortization of acquired intangibles
Cost of sales	$2,575	$2,666
Sales and marketing	438	466
Research and development	344	406
Other income, net	154	170
Provision for income taxes	(1,162)	(1,224)
Total	$2,349	$2,484

For the three months ended March 31, 2015 and 2014,  the gross charges related to acquisition related transaction costs as a component of cost of sales, sales and marketing, research and development, general and administrative expenses, the provision for income taxes and the total charges were as follows:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2015	2014
Acquisition transaction costs and restructuring
Cost of sales	$573	$-
Sales and marketing	-	88
Research and development	-	153
General and administrative	201	65
Provision for income taxes	(249)	(107)
Total	$525	$199

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments.  Cash, cash equivalents and short-term investments decreased by $28 million to $443 million at March 31, 2015 from $471 million at December 31, 2014. The following table presents our working capital, cash and cash equivalents and short-term investments:

	March 31, 2015	December 31,	Increase/
(In thousands)	(unaudited)	2014	(Decrease)

Working capital	$681,076	$700,163	$(19,087)
Cash and cash equivalents (1)	239,548	274,030	(34,482)
Short-term investments (1)	203,721	197,163	6,558
Total cash, cash equivalents and short-term investments	$443,269	$471,193	$(27,924)

(1) Included in working capital

During the three month period ended March 31, 2015, our working capital decreased by $19 million compared to December 31, 2014. Overall, current assets decreased by $32 million while current liabilities decreased by $13 million. The decrease in our current assets was the result of a $28 million decrease in cash, cash equivalents and short-term investments and a decrease in accounts receivable of $11 million, offset by an increase in prepaid expenses and other current assets of $2.5 million and an increase in inventory of $5 million. The decrease in current liabilities was the result of a decrease in accrued compensation of $10 million, and a decrease in accounts payable and other liabilities of $3 million. The overall decrease in our working capital was primarily the result of the decrease in our cash, cash equivalents and short-term investments due to payments related to our acquisitions of $25 million and our corporate dividend of $24 million.

Accounts receivable decreased by $11 million to $191 million at March 31, 2015, from $202 million at December 31, 2014. Days sales outstanding increased to 61 days at March 31, 2015, compared to 56 days at December 31, 2014. The decrease in accounts receivable is consistent with the lower sales for the three month period ended March 31, 2015 compared to the three month period ended December 31, 2014.

Inventory increased by $5 million to $178 million at March 31, 2015, from $173 million at December 31, 2014. Inventory turns were 1.8 at both March 31, 2015 and December 31, 2014.

Prepaid expenses and other current assets increased $2.5 million to $72.6 million at March 31, 2015, from $70 million at December 31, 2014. The increase in our prepaid expenses and other current assets was primarily the result of an increase in the fair value of our derivatives designated as hedging instruments of $5 million offset by a $3.5 million decrease in other receivables related to a 2014 tax provision. The timing of payments of insurance and maintenance contracts accounted for the remaining $1 million of this change. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities.)

Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our cash and investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $6.5 million U.S. dollar equivalent of German government sovereign debt and $20 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. Our German government sovereign debt holdings have a maximum remaining maturity of two months and carry Aaa/AAA ratings. Our short-term investments do not include sovereign debt from any other countries in Europe. At March 31, 2015, we had $443 million in cash, cash equivalents and short-term investments. Approximately $86 million or 19% of these amounts were held in domestic accounts with various financial institutions and $357 million or 81% was held in accounts outside of the U.S. with various financial institutions. At March 31, 2015, we had cash and cash equivalents of $239 million of which $86 million or 36% was held in domestic accounts and $153 million or 64% was held in various accounts of our foreign subsidiaries. At March 31, 2015, we had short-term investments of $204 million, all of which was held in investment accounts of our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

Cash Provided by and (Used in) in the three month periods ended March 31, 2015 and 2014. The following table summarizes the proceeds and (uses) of cash:

	Three Months Ended March 31,
(In thousands)	(unaudited)
	2015	2014
Cash provided by operating activities	$26,411	$46,142
Cash used in investing activities	(43,965)	(26,870)
Cash used in financing activities	(16,928)	(8,834)
Net change in cash equivalents	(34,482)	10,438
Cash and cash equivalents at beginning of year	274,030	230,263
Cash and cash equivalents at end of period	$239,548	$240,701

For the three month periods ended March 31, 2015 and 2014, cash provided by operating activities was $26 million and $46 million, respectively, a decrease of $20 million. This decrease was due to a decrease in net income of $3.7 million and a decrease in cash provided by our operating assets of $16 million.

Investing activities used cash of $44 million during the three month period ended March 31, 2015, as the result of the purchase price of two acquisitions for $25 million, net of cash received, capital expenditures of $10 million, capitalization of internally developed software and other intangibles of $2.6 million and the net purchase of short-term investments of $6.6 million. Capital expenditures during the three month period ended March 31, 2015 included leasehold improvements, expansion of existing facilities, computers, equipment and furniture and fixtures to support operations throughout our business. Investing activities used cash of $27 million during the three month period ended March 31, 2014, as the result of capital expenditures of $12 million for the construction of our new general and administrative building in Debrecen, Hungary, capitalization of internally developed software and other intangibles of $9 million, and the net purchase of $6 million of short-term investments.

Financing activities used cash of $17 million during the three month period ended March 31, 2015, which was the net result of $24 million used to pay dividends offset by $7 million received from the issuance of our common stock from the exercise of employee stock options and from our employee stock purchase plan. Financing activities used cash of $9 million during the three month period ended March 31, 2014, which was the net result of $10 million received from the issuance of our common stock from the exercise of employee stock options and from our employee stock purchase plan, offset by $19 million used to pay dividends to our stockholders.

From time to time, our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. We did not make any purchases under this program during the three month period ended March 31, 2015. At March 31, 2015, there were 3,932,245 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date.

During the three month period ended March 31, 2015, we received less proceeds from the exercise of stock options compared to the three month period ended March 31, 2014. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control. Since 2005, it has been our practice to issue restricted stock units and not stock options to eligible employees which has reduced the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to us. As of March 31, 2015, there were outstanding options to purchase 6,652 shares, and all of such options have contractual expiration dates in 2015. These options have a weighted average exercise price of $14.99 per share. As such, we will generate significantly less proceeds from stock option exercises in the remainder of 2015 compared to 2014.

Contractual Cash Obligations.  Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. At the end of both of the three month periods ended March 31, 2015 and December 31, 2014, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $8 million.

Guarantees are related to payments of customs and foreign grants. At March 31, 2015, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $11 million. At December 31, 2014, we had outstanding guarantees for payment of customs, foreign grants and potential customer disputes totaling approximately $12 million.

Loan Agreement. On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association. The Loan Agreement provides for a $50 million unsecured revolving line of credit with a scheduled maturity date of May 9, 2018 (the “Maturity Date”). Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Loan Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Loan Agreement. We may choose to borrow funds against this line of credit in future periods to have sufficient domestic cash to fund continued dividends to our stockholders, to fund potential acquisitions or other domestic general corporate purposes without the need to repatriate foreign earnings. At March 31, 2015, we did not have any amounts outstanding under this line of credit.

Off-Balance Sheet Arrangements.    We do not have any off-balance sheet debt. At March 31, 2015, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

Recently Issued Accounting Pronouncements

See “Note 15 – Recently issued accounting pronouncements” in Notes to Consolidated Financial Statements.

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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect of decreasing our consolidated sales by $17 million in the three month period ended March 31, 2015, and decreasing our consolidated sales by $4 million in the three month period ended March 31, 2014. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing our consolidated operating expenses by $8 million in the three month period ended March 31, 2015, and decreasing our consolidated operating expenses by $1.7 million in the three month period ended March 31, 2014.

During the first quarter of 2015, we continued to see broad volatility in the foreign exchange markets and a continued sharp and broad appreciation of the U.S. dollar against many of the currency markets where we have exposure, with the U.S. dollar index, as tracked by the St. Louis Federal Reserve, at a ten year high.  We cannot predict to what degree or how long this volatility in the foreign currency exchange markets will continue. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales price increases cannot be passed through to our customers due to competitive pressures, we will experience a deterioration of our gross and net profit margins. To help protect against the change in the value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales and expenses over the next one to two years, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue, cost of sales and operating expenses denominated in foreign currencies with foreign currency forward contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. For purchased option contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the option contracts designated as hedges, net of the premium paid. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” We purchase foreign currency forward and option contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, Hungarian forint, British pound, and Malaysian ringgit) and limit the duration of these contracts to 40 months or less. As a result, our hedging activities only partially address our risks from foreign currency transactions, and there can be no assurance that this strategy will be successful. We do not invest in contracts for speculative purposes.

During the three month period ended March 31, 2015, our hedges had the effect of increasing our consolidated sales by $5.1 million, increasing our cost of sales by $333,000 and increasing our operating expenses by $364,000. During the three month period ended March 31, 2014, our hedges had the effect of increasing our consolidated sales by $346,000, decreasing our cost of sales by $81,000, and decreasing our operating expenses by $18,000. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales, cost of sales and operating expenses for the three months ended March 31, 2015 and 2014).

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

Cash, Cash Equivalents and Short-Term Investments

At March 31, 2015, we had $443 million in cash, cash equivalents and short-term investments. See Liquidity and Capital Resources above for further discussion regarding our cash, cash equivalents and short-term investments.

We report our available-for-sale short-term investments at fair value. (See “Note 4 – Fair value measurements” of Notes to Consolidated Financial Statements for a further description of the fair value measurement of our short term investments).

The goal of our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the full investment of available funds. We place our cash investments in instruments that meet credit quality standards, as specified in our corporate investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. Our cash equivalents and short-term investments carried ratings from the major credit rating agencies that were in accordance with our corporate investment policy. Our investment policy allows investments in the following: government and federal agency obligations, repurchase agreements (“Repos”), certificates of deposit and time deposits, corporate obligations, medium term notes and deposit notes, commercial paper including asset-backed commercial paper (“ABCP”), puttable bonds, general obligation and revenue bonds, money market funds, taxable commercial paper, corporate notes/bonds, municipal notes, municipal obligations, and tax exempt commercial paper. All such instruments must carry minimum ratings of A1/P1/F1, MIG1/VMIG1/SP1 and A2/A/A, as applicable, all of which are considered “investment grade.” Our investment policy for marketable securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months with at least 10% maturing in 90 days or less.

We account for our investments in debt and equity instruments under FASB ASC 320 Investments – Debt and Equity Securities (FASB ASC 320). Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other-than-temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments at March 31, 2015 and December 31, 2014 was $204 million and $197 million, respectively.

We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income. There were not any other-than-temporary impairments recognized in other expense during three month period ended March 31, 2015.

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

In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of March 31, 2015, a 100 basis point increase or decrease in interest rates across all maturities would result in a $998,000 increase or decrease in the fair market value of our portfolio. As of December 31, 2014, a similar 100 basis point increase or decrease in interest rates across all maturities would have resulted in a $965,000 increase or decrease in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is an other-than-temporary impairment. Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of March 31, 2015, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

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

Exchange Rate Risk

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at March 31, 2015 and December 31, 2014, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $11 million and $13 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2015, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2015, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

Our financial performance is subject to risks associated with changes in the value of the U.S. dollar versus local currencies. The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales price increases cannot be passed through to our customers due to competitive pressures, we will experience a deterioration of our gross and net profit margins. (See Financial Risk Management under Item 3. Quantitative and Qualitative Disclosures About Market Risk for further discussion on the effect changes in the foreign currency exchange rates have on our operating results.)

During the first quarter of 2015, we continued to see broad volatility in the foreign exchange markets and a continued sharp and broad appreciation of the U.S. dollar against many of the currency markets where we have exposure. The U.S. dollar index, as tracked by the St. Louis Federal Reserve, is at a ten year high and its average for the month of April 2015 is approximately 23% higher compared to April 2014. For the second quarter of 2015, we expect the strong U.S. dollar to continue to have a negative impact on the U.S. dollar equivalent of our foreign currency denominated sales. The Euro represents our most significant exposure and where we expect to see the greatest negative impact from the strength of the U.S. dollar. We have hedging programs in place to help mitigate the risks associated with these types of foreign currency risks.  However, there can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in the foreign currency markets in which we do business. (See “Note 5 – Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for additional details concerning hedging programs.)

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

Uncertain Global Economic Conditions Could Materially Adversely Affect Our Business and Results of Operations.  Our operations and performance are sensitive to fluctuations in general economic conditions, both in the U.S. and globally. The ongoing uncertainty created by volatile currency markets, the continued impact of the sanctions against Russia, the weakness in the PC market and volatile oil prices, alone or in combination, may continue to have a material adverse effect on our revenues and the financial results of our operations. In addition, we remain concerned about the geopolitical instability in the Middle East as well as the continued volatility of the equity markets. These factors as well as others we may not contemplate could have a material adverse effect on the spending patterns of businesses including our current and potential customers which could have a material adverse effect our revenues and our results of operations. Other factors that could adversely influence demand for our products include  unemployment, labor and healthcare costs, access to credit, consumer and business confidence, and other macroeconomic factors that could have a negative impact on capital investment and spending behavior.

Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the PMI. In the three month period ended March 31, 2015, the average of the PMI was 51.8 and the average of the new order element of the PMI was 52.3, both indicating economic expansion. During the three month period ended March 31, 2015, the PMI in the U.S. and the Eurozone maintained readings above 50. The average of the global PMI during the first three months of 2014 was 52.9. While this is an indication of continued overall expansion in the broad industrial economy, we remain concerned with other economic and political events, particularly those discussed above. We are unable to predict whether the industrial economy, as measured by the PMI, will remain above the neutral reading of 50, strengthen or contract during the remainder of 2015. If the industrial economy as measured by the PMI begins to contract, it could have an adverse effect on the spending patterns of businesses including our current and potential customers which could adversely affect our revenues and result of operations.

Revenue Derived from Large Orders Could Adversely Affect our Gross Margin and Could Lead to Greater Variability in our Quarterly Results.    We define our large order business as orders with a value greater than $100,000. As a percentage of our overall business, orders over $100,000 represented 23% and 20% of our total orders during the three month periods ended March 31, 2015 and 2014. These orders may be more sensitive to changes in the global industrial economy, may be subject to greater discount variability, lower gross margins, and may contract at a faster pace during an economic downturn.  Excluding the impact of our largest customer, large orders increased by 37% in three months ended March 31, 2015 compared to an increase of 20% during the three month period ended March 31, 2014. Historically, our gross margins have been relatively stable from period to period. To the extent that the amount of our revenue derived from larger orders increases in future periods, either in absolute dollars or as a percentage of our overall business, our gross margins could decline, and we could experience greater volatility and see a greater negative impact from future downturns in the global industrial economy. This dynamic may also have an adverse effect on the historical seasonal pattern of our revenues and our results of operations. These types of orders also make managing inventory levels more difficult as we have in the past and may have to in the future build large quantities of inventory in anticipation of future demand that may not materialize.

Orders With a Value of Greater than One Million Dollars Expose Us to Significant Additional Business and Legal Risks that Could Have a Material Adverse Impact on our Business, Results of Operations and Financial Condition. In recent years, we have made a concentrated effort to increase our revenue through the pursuit of orders with a value greater than $1.0 million. During the three month periods ended March 31, 2015 and 2014, we received $3 million and $12 million, respectively, in new orders from our largest customer. In the three month periods ended March 31, 2015 and 2014, we recognized net revenue of $5 million and $7 million, respectively, from this customer. These types of orders expose us to significant additional business and legal risks compared to smaller orders. Our very large customers frequently require contract terms that vary substantially from our standard terms of sale. These orders can be accompanied by critical delivery commitments and severe contractual liabilities can be imposed on us if we fail to provide the quantity of product at the required delivery times. These customers may also impose product acceptance requirements and product performance evaluations which create uncertainty with respect to the timing of our ability to recognize revenue from such orders. In addition, these larger orders are more volatile, are subject to greater discount variability and may contract at a faster pace during an economic downturn. These contracts may also have supply constraint requirements which mandate that we allocate large product inventories for a specific contract. These inventory requirements expose us to higher risks of inventory obsolescence and can adversely impact our ability to provide adequate product supply to other customers.

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

Our Product Revenues are Dependent on Certain Industries and Contractions in these Industries Could Have a Material Adverse Effect on Our Results of Operations.    Sales of our products are dependent on customers in certain industries, particularly the telecommunications, semiconductor, consumer electronics, automotive, energy, automated test equipment, defense and aerospace industries. For example, during the first quarter of 2015, we saw challenges in our business as a result of the weakness in the PC market. As we have experienced in the past, and as we may continue to experience in the future, downturns characterized by diminished product demand in any one or more of these industries may result in decreased sales, and a material adverse effect on our operating results. We cannot predict when and to what degree contractions in these industries may occur, however any sharp or prolonged contraction in one or more of these industries could have a material adverse effect on our business and results of operations.

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

Our Current Domestic Cash Position May Not Be Sufficient to Fund our Domestic Cash Needs in the Next Twelve Months and We May Need to Borrow Under our Credit Agreement, Seek Funding from External Sources or Repatriate Foreign Earnings.  At March 31, 2015, we had $443 million in cash, cash equivalents and short-term investments of which $357 million was held in operating and investment accounts of our foreign subsidiaries. On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association. The Loan Agreement provides for a $50 million unsecured revolving line of credit with a scheduled maturity date of May 9, 2018 (the “Maturity Date”). Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may choose to borrow funds against this line of credit in future periods in order to have sufficient domestic cash to fund continued dividends to our stockholders, to fund potential acquisitions, to purchase shares under our board authorized share repurchase program or other domestic general corporate purposes without the need to repatriate foreign earnings. Future dividends are subject to declaration by our Board of Directors, and our share repurchase program does not obligate us to acquire any specific number of shares. At March 31, 2015, we did not have any amounts outstanding under this line of credit.

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

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

•	general market and economic conditions;
•	our ability to maintain and grow our business with our largest customers;
•	our ability to meet the volume and service requirements of our very large customers;
•	industry consolidation, including acquisitions by our competitors;
•	capacity utilization and the efficiency of manufacturing operations;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low cost geographies for manufacturing and/or distribution;
•	product pricing;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	strategic relationships with our suppliers;
•	product quality and performance;
•	protection of our products by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	the outcome of any future litigation or commercial dispute;
•	barriers to entry imposed by competitors with significant market power in new markets; or,
•	government actions throughout the world.

There can be no assurance that we will be able to compete successfully in the future.

 We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results.    We have an operating budget for 2015. Our budget was established based on the estimated revenue from sales of our products which are based on anticipated economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. If demand for our products in the remainder of 2015 is less than the demand we anticipated in setting our 2015 budget, our operating results could be negatively impacted.

If we exceed our budgeted level of expenses or if we cannot reduce expenditures in response to a decrease in revenue, our operating results could be adversely affected. Our spending could exceed our budget due to a number of factors, including:

•	unanticipated foreign currency fluctuations;
•	additional costs related to acquisitions, if any;
•	less than expected capacity utilization of our manufacturing facility in Penang, Malaysia;
•	increased manufacturing costs resulting from component supply shortages or component price fluctuations;
•	additional marketing costs for new product introductions or for conferences and tradeshows;
•	the timing, cost or outcome of any future intellectual property litigation or commercial disputes; or
•	increased component costs resulting from vendors increasing their sales price.

Our Quarterly Results are Subject to Fluctuations Due to Various Factors that May Adversely Affect Our Business and Result of Operations.  Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including:

•	fluctuations in foreign currency exchange rates;
•	changes in the global economy or global credit markets;
•	increasing concentration in the amount of revenue derived from very large orders and the pricing, margins, and other terms of such orders;
•	changes in the capacity utilization including at our facility in Malaysia;
•	changes in the mix of products sold;
•	the availability and pricing of components from third parties (especially limited sources);
•	the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales;
•	changes in pricing policies by us, our competitors or suppliers;
•	the timing, cost or outcome of any future intellectual property litigation or commercial disputes;
•	delays in product shipments caused by human error or other factors; or,
•	disruptions in transportation channels.

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

Our Reported Financial Results May be Adversely Affected by Changes in Accounting Principles Generally Accepted in the United States. We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The update is a comprehensive new revenue recognition model that will require a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This new standard will also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This new standard will be effective for our fiscal year 2017. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

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

Tax Law Changes in Hungary Could Have a Negative Impact on our Effective Tax Rate, Earnings and Results of Operations. The profit from our Hungarian operation benefits from the fact that it is subject to an effective income tax rate that is lower than the U.S. federal statutory tax rate of 35%. Our earnings in Hungary are subject to a statutory tax rate of 19%.The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $901,000 and $1.6 million for the three month periods ended March 31, 2015 and 2014, respectively. In addition, effective January 1, 2010, certain qualified research and development expenses in Hungary became eligible for an enhanced tax deduction. The enhanced tax deduction for research and development expenses resulted in income tax benefits of $1.8 million and $2.5 million for the three month periods ended March 31, 2015 and 2014, respectively. This tax benefit may not be available in future years due to changes in political conditions in Hungary or changes in tax laws in Hungary and in the U.S. The reduction or elimination of these benefits in Hungary or future changes in U.S. law pertaining to the taxation of foreign earnings could result in an increase in our future effective income tax rate which could have a material adverse effect on our operating results.

 Our Income Tax Rate could be Adversely Affected by the Expiration of a Tax Holiday in Malaysia. Profits from our manufacturing facility in Penang, Malaysia are free of tax under a 15 year tax holiday effective January 1, 2013. The tax holiday resulted in an income tax benefit of $447,000 and $306,000 for the three month periods ended March 31, 2015 and 2014, respectively. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The expiration of the tax holiday in Malaysia or future changes in U.S. law pertaining to the taxation of foreign earnings could have a material adverse effect on our operating results.

A Substantial Majority of our Manufacturing, Warehousing and Distribution Capacity is Located Outside of the United States. We manufacture a substantial majority of our product volume at our facilities in Debrecen, Hungary and Penang, Malaysia. Additional production, primarily of RF products and of low volume, complex or newly introduced products is done in Austin, Texas, however, we will be transitioning all of our Austin, Texas based manufacturing activities to our manufacturing facilities in Hungary and Malaysia over the next six to 12 months. As of December 31, 2014, we had successfully transferred approximately 45% of our remaining Austin based production into Hungary and Malaysia. In the remainder of 2015, our site in Malaysia is expected to produce approximately 30% of our global production. This production is being generated by transferring existing products from our Austin production facility in support of anticipated growth in our business and introducing new products directly into our Malaysian facility. Our site in Hungary is expected to produce approximately 65% of our global production in 2015.

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

Our Manufacturing Facility in Penang, Malaysia Could Adversely Affect our Gross Margin, Results of Operations and Earnings if Anticipated Demand is Not Achieved. Our facility in Malaysia is intended to support our long term manufacturing and warehousing capacity needs. In 2015, our site in Malaysia is expected to produce approximately 30% of our global production. If demand for our products does not grow as expected or if it contracts in future periods, we will have excess warehousing and manufacturing capacity which will cause an increase in overhead that will likely negatively impact our gross margins and results of operations in future periods.

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

Adoption of Complex Health Care Legislation and Related Regulations and Financial Reform Have Increased our Operating Costs and Adversely Affected Our Result of Operations. The adoption of the Patient Protection and Affordable Care Act and the related reconciliation measure, the Health Care and Education Reconciliation Act of 2010, and the regulations resulting from such legislation have increased the costs of providing health care to our employees as well as caused us to incur additional administrative burdens and costs to comply with certain provisions of this legislation. We are unable to predict the ultimate amount or timing of any such increased costs or to what extent we may need to divert other resources to comply with various provisions of this legislation. Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act has resulted in increased costs to us as a result of fees as well as incremental efforts we have had to undertake to comply with provisions of this law which are applicable to our derivative contracts or other financial instruments. In addition to the fees and efforts we have already incurred and undertaken to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act, we may incur additional costs in future periods as new rules are published and become effective.

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

Our Acquisitions are Subject to a Number of Related Costs and Challenges that Could Have a Material Adverse Effect on Our Business and Results of Operations.    In the quarter ended March 31, 2015 and in recent years, we have completed several acquisitions. Achieving the anticipated benefits of an acquisition depends upon whether the integration of the acquired business, products or technology is accomplished efficiently and effectively. In addition, successful acquisitions generally require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and R&D efforts. These difficulties can become more challenging due to the need to coordinate geographically separated organizations, the complexities of the technologies being integrated, and the necessities of integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration of operations following an acquisition also requires the dedication of management resources, which may distract attention from our day-to-day business and may disrupt key R&D, marketing or sales efforts. Our inability to successfully integrate any of our acquisitions could harm our business. The existing products previously sold by entities we have acquired may be of a lesser quality than our products and/or could contain errors that produce incorrect results on which users rely or cause failure or interruption of systems or processes that could subject us to liability claims that could have a material adverse effect on our operating results or financial position. Furthermore, products acquired in connection with acquisitions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transactions.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our management’s certification of adequate disclosure controls and procedures as of March 31, 2015. Our most recent annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. Our most recent annual report on Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any shares of common stock during the first quarter of 2015. At March 31, 2015, there were 3,932,245 shares available for repurchase under a repurchase plan approved on April 21, 2010. This repurchase plan does not have an expiration date.

 ITEM 5.OTHER INFORMATION

From time to time our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Jeffrey L. Kodosky and James J. Truchard have made periodic sales of our stock pursuant to such plans.

ITEM 6	EXHIBITS
3.1(1)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(4)	Specimen of Common Stock certificate of the Company.
10.1(4)	Form of Indemnification Agreement.
10.2(5)	1994 Incentive Plan, as amended.*
10.3(6)	1994 Employee Stock Purchase Plan, as amended.*
10.4(7)	National Instruments Corporation Annual Incentive Program, as amended.*
10.5(8)	2005 Incentive Plan.*
10.6(9)	2005 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.7(10)	2005 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.8(11)	2005 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.9(12)	2005 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.10(13)	2010 Incentive Plan.*
10.11(14)	2010 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.12(15)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.13(16)	2010 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.14(17)	2010 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.15(18)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.16(7)	RSU Vesting Acceleration Agreement between the Company and Alexander M. Davern, effective as of October 28, 2014.
10.17(19)	Loan Agreement, dated as of May 9, 2013, by and among National Instruments Corporation, the guarantors from time to time party thereto and Wells Fargo Bank, National Association, as lender.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2013.
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2007.
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 8-A on April 27, 2004.
(4)	Incorporated by reference to the Company’s Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(5)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q on August 5, 2004.
(6)	Incorporated by reference to exhibit B of the Company’s Proxy Statement dated and filed on April 1, 2014.
(7)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2014
(8)	Incorporated by reference to exhibit A of the Company’s Proxy Statement dated and filed on April 4, 2005.
(9)	Incorporated by reference to exhibit 10.8 filed with the Company’s Form 10-Q on August 2, 2006.
(10)	Incorporated by reference to exhibit 10.9 filed with the Company’s Form 10-Q on August 2, 2006.
(11)	Incorporated by reference to exhibit 10.10 filed with the Company’s Form 10-Q on August 2, 2006.
(12)	Incorporated by reference to exhibit 10.11 filed with the Company’s Form 10-Q on August 2, 2006.
(13)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on May 17, 2010.
(14)	Incorporated by reference to exhibit 10.2 filed with the Company’s Form 8-K filed on June 24, 2010.
(15)	Incorporated by reference to exhibit 10.3 filed with the Company’s Form 8-K filed on June 24, 2010.
(16)	Incorporated by reference to exhibit 10.4 filed with the Company’s Form 8-K filed on June 24, 2010.
(17)	Incorporated by reference to exhibit 10.5 filed with the Company’s Form 8-K filed on June 24, 2010.
(18)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on April 25, 2014.
(19)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on May 13, 2013.
*	Management Contract or Compensatory Plan or Arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 1, 2015

NATIONAL INSTRUMENTS CORPORATION
By: /s/ Alex M. Davern
Alex M. Davern
EVP, Chief Operating Officer,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)