Form 10-Q
period 2015-06-30
NATIONAL INSTRUMENTS CORP /DE/
filed 2015-07-31
CIK 935494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2015 or

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

Large accelerated filer ☒Accelerated filer ☐Non-accelerated filer ☐Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2015
Common Stock - $0.01 par value	128,859,698

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.Financial Statements

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2015	2014
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$232,784	$274,030
Short-term investments	190,016	197,163
Accounts receivable, net	205,568	202,329
Inventories, net	187,411	173,052
Prepaid expenses and other current assets	80,885	70,075
Deferred income taxes, net	30,016	31,171
Total current assets	926,680	947,820
Property and equipment, net	264,146	264,086
Goodwill	167,491	144,325
Intangible assets, net	76,488	78,282
Other long-term assets	21,397	20,978
Total assets	$1,456,202	$1,455,491
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$57,289	$58,603
Accrued compensation	27,679	33,774
Deferred revenue - current	109,514	105,964
Accrued expenses and other liabilities	12,985	14,714
Other taxes payable	36,333	34,602
Total current liabilities	243,800	247,657
Deferred income taxes	45,765	47,406
Liability for uncertain tax positions	10,280	10,127
Deferred revenue - long-term	26,705	26,452
Other long-term liabilities	10,026	6,353
Total liabilities	336,576	337,995
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $0.01; 360,000,000 shares authorized; 128,860,566 shares and 127,849,271 shares issued and outstanding, respectively	1,289	1,278
Additional paid-in capital	693,107	662,889
Retained earnings	449,023	464,993
Accumulated other comprehensive loss	(23,793)	(11,664)
Total stockholders’ equity	1,119,626	1,117,496
Total liabilities and stockholders’ equity	$1,456,202	$1,455,491

The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net sales:
Product	$273,807	$288,224	$535,381	$550,488
Software maintenance	27,984	24,487	55,923	46,897
Total net sales	301,791	312,711	591,304	597,385

Cost of sales:
Product	75,621	80,642	150,502	150,263
Software maintenance	1,054	1,179	2,509	2,760
Total cost of sales	76,675	81,821	153,011	153,023

Gross profit	225,116	230,890	438,293	444,362

Operating expenses:
Sales and marketing	111,855	119,374	221,408	231,290
Research and development	55,409	55,851	115,929	111,110
General and administrative	23,165	23,640	46,136	46,113
Total operating expenses	190,429	198,865	383,473	388,513

Operating income	34,687	32,025	54,820	55,849

Other income:
Interest income	341	234	694	431
Net foreign exchange loss	(577)	(603)	(2,251)	(553)
Other income, net	25	265	653	353
Income before income taxes	34,476	31,921	53,916	56,080
Provision for income taxes	9,534	7,398	13,970	12,834

Net income	$24,942	$24,523	$39,946	$43,246

Basic earnings per share	$0.19	$0.19	$0.31	$0.34

Weighted average shares outstanding - basic	128,682	126,887	128,363	126,433

Diluted earnings per share	$0.19	$0.19	$0.31	$0.34

Weighted average shares outstanding - diluted	129,337	127,512	129,013	127,123

Dividends declared per share	$0.19	$0.15	$0.38	$0.30

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$24,942	$24,523	$39,946	$43,246
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	4,467	581	(10,484)	(558)
Unrealized (loss) gain on securities available-for-sale	283	(100)	789	92
Unrealized (loss) gain on derivative instruments	(7,718)	(87)	(6,736)	(1,960)
Other comprehensive (loss) gain, before tax	(2,968)	394	(16,431)	(2,426)
Tax (benefit) expense related to items of other comprehensive income	(1,387)	133	(4,302)	(640)
Other comprehensive (loss) gain, net of tax	(1,581)	261	(12,129)	(1,786)
Comprehensive income	$23,361	$24,784	$27,817	$41,460

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flow from operating activities:
Net income	$39,946	$43,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,502	33,357
Stock-based compensation	12,745	12,881
Tax (benefit) expense from deferred income taxes	(1,561)	1,398
Tax benefit from stock option plans	(937)	(1,055)
Changes in operating assets and liabilities:
Accounts receivable	(2,748)	(30,140)
Inventories	(12,228)	4,815
Prepaid expenses and other assets	(19,544)	(25,942)
Accounts payable	(2,082)	7,368
Deferred revenue	3,692	10,499
Taxes, accrued expenses and other liabilities	(3,002)	12,011
Net cash provided by operating activities	50,783	68,438

Cash flow from investing activities:
Capital expenditures	(20,626)	(22,109)
Capitalization of internally developed software	(11,446)	(16,797)
Additions to other intangibles	(520)	(1,634)
Acquisitions, net of cash received	(24,523)	-
Purchases of short-term investments	(29,649)	(80,515)
Sales and maturities of short-term investments	36,796	79,647
Net cash used in investing activities	(49,968)	(41,408)

Cash flow from financing activities:
Proceeds from issuance of common stock	14,416	17,124
Repurchase of common stock	(8,545)	-
Dividends paid	(48,869)	(37,976)
Tax benefit from stock option plans	937	1,055
Net cash used in financing activities	(42,061)	(19,797)

Net change in cash and cash equivalents	(41,246)	7,233
Cash and cash equivalents at beginning of period	274,030	230,263
Cash and cash equivalents at end of period	$232,784	$237,496

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at June 30, 2015 and December 31, 2014, and the results of our operations and comprehensive income for the three and six month periods ended June 30, 2015, and the cash flows for the six month period ended June 30, 2015. Our operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six month periods ended June 30, 2015 and 2014, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)		(In thousands)
	(Unaudited)		(Unaudited)
	2015	2014	2015	2014
Weighted average shares outstanding-basic	128,682	126,887	128,363	126,433
Plus: Common share equivalents
Stock options and RSUs	655	625	650	690
Weighted average shares outstanding-diluted	129,337	127,512	129,013	127,123

Stock awards to acquire 556,000 shares and 13,500 shares for the three month periods ended June 30, 2015 and 2014, respectively, and 304,000 shares and 29,400 shares for the six month periods ended June 30, 2015 and 2014, respectively, were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.

Note 3 – Cash, cash equivalents and short-term investments

The following tables summarize unrealized gains and losses related to our cash, cash equivalents, and short-term investments designated as available-for-sale:

	As of June 30, 2015
(In thousands)	(Unaudited)
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$133,791	$-	$-	$-	$133,791
Money Market Accounts	98,993	-	-	-	98,993
Corporate bonds	126,798	60	(132)	(8,922)	117,804
U.S. treasuries and agencies	69,231	69	-	-	69,300
Foreign government bonds	-	-	-	-	-
Time deposits	2,912	-	-	-	2,912
Cash, cash equivalents, and short-term investments	$431,725	$129	$(132)	$(8,922)	$422,800

(In thousands)	December 31, 2014
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$149,598	$-	$-	$-	$149,598
Money Market Accounts	124,432	-	-	-	124,432
Corporate bonds	118,242	54	(254)	(4,966)	113,076
U.S. treasuries and agencies	73,919	1	(8)	-	73,912
Foreign government bonds	8,841	8	-	(1,586)	7,263
Time deposits	2,912	-	-	-	2,912
Cash, cash equivalents, and short-term investments	$477,944	$63	$(262)	$(6,552)	$471,193

The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale:

	As of June 30, 2015
(In thousands)	(Unaudited)
	Adjusted Cost	Fair Value
Due in less than 1 year	$104,303	$104,371
Due in 1 to 5 years	94,638	85,645
Total available-for-sale debt securities	$198,941	$190,016

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$36,937	$36,959
U.S. treasuries and agencies	64,454	64,500
Foreign government bonds	-	-
Time deposits	2,912	2,912
Total available-for-sale debt securities	$104,303	$104,371

Due in 1 to 5 years	Adjusted Cost	Fair Value
Corporate bonds	$89,861	$80,845
U.S. treasuries and agencies	4,777	4,800
Total available-for-sale debt securities	$94,638	$85,645

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Inputs that are not based on observable market data

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$98,993	$98,993	$-	$-
Short-term investments available for sale:
Corporate bonds	117,804	-	117,804	-
U.S. treasuries and agencies	69,300	-	69,300	-
Time deposits	2,912	2,912	-	-
Derivatives	12,356	-	12,356	-
Total Assets	$301,365	$101,905	$199,460	$-

Liabilities
Derivatives	$(8,131)	$-	$(8,131)	$-
Total Liabilities	$(8,131)	$-	$(8,131)	$-

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$124,432	$124,432	$-	$-
Short-term investments available for sale:
Corporate bonds	113,076	-	113,076	-
U.S. treasuries and agencies	73,912	-	73,912	-
Foreign government bonds	7,263	-	7,263	-
Time deposits	2,912	2,912	-	-
Derivatives	16,151	-	16,151	-
Total Assets	$337,746	$127,344	$210,402	$-

Liabilities
Derivatives	$(4,253)	$-	$(4,253)	$-
Total Liabilities	$(4,253)	$-	$(4,253)	$-

We value our available-for-sale short-term investments based on pricing from third party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. We classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. We believe all of these sources reflect the credit risk associated with each of our available-for-sale short-term investments. Short-term investments available-for-sale consists of debt securities issued by states of the U.S. and political subdivisions of the U.S., corporate debt securities and debt securities issued by U.S. government organizations and agencies as well as debt securities issued by foreign governments. All short-term investments available-for-sale have contractual maturities of less than 36 months.

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of similar instruments. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the six month period ended June 30, 2015. There were no transfers in or out of Level 1 or Level 2 during the six month period ended June 30, 2015.

As of June 30, 2015, our short-term investments did not include sovereign debt from any country other than the United States.

We did not have any items that were measured at fair value on a nonrecurring basis at June 30, 2015 and December 31, 2014.

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

We have operations in over 50 countries. Sales outside of the Americas accounted for approximately 58% and 62% of our net sales during the three month periods ended June 30, 2015 and 2014, respectively, and 59% and 61% of our net sales during the six month periods ended June 30, 2015 and 2014, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

The vast majority of our foreign sales are denominated in the customers’ local currency. We purchase foreign currency forward and option contracts as hedges of forecasted sales that are denominated in foreign currencies and as hedges of foreign currency denominated receivables. These contracts are entered into to help protect against the risk that the eventual dollar-net-cash inflows resulting from such sales or firm commitments will be adversely affected by changes in exchange rates. We also purchase foreign currency forward contracts as hedges of forecasted expenses that are denominated in foreign currencies. These contracts are entered into to help protect against the risk that the eventual dollar-net-cash outflows resulting from foreign currency operating and cost of sales expenses will be adversely affected by changes in exchange rates.

We designate foreign currency forward and purchased option contracts as cash flow hedges of forecasted net sales or forecasted expenses. In addition, we hedge our foreign currency denominated balance sheet exposures using foreign currency forward contracts that are not designated as hedging instruments. None of our derivative instruments contain a credit-risk-related contingent feature.

  Cash flow hedges

  To help protect against the reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales over the next one to three years, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted net sales and forecasted expenses denominated in foreign currencies with forward and purchased option contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. For option contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the option contracts net of the premium paid designated as hedges. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” We purchase foreign currency forward and option contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, Hungarian forint, British pound, and Malaysian ringgit) and limit the duration of these contracts to 40 months or less.

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

We held forward contracts with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of June 30, 2015	As of December 31,
	(Unaudited)	2014
Euro	$54,053	$97,198
Japanese yen	3,451	7,798
Hungarian forint	52,086	61,067
British pound	11,227	22,809
Malaysian ringgit	16,072	10,241
Total forward contracts notional amount	$136,889	$199,113

The contracts in the foregoing table had contractual maturities of 36 months or less at June 30, 2015 and December 31, 2014.

At June 30, 2015, we expect to reclassify $12 million of gains on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $1.9 million of losses on derivative instruments from accumulated OCI to cost of sales during the next twelve months when the cost of sales are incurred and $1.5 million of losses on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at June 30, 2015. Actual results may vary materially as a result of changes in the corresponding exchange rates subsequent to this date.

We did not record any ineffectiveness from our hedges during the three and six month periods ended June 30, 2015 and 2014.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 120 days or less. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange loss.” As of June 30, 2015 and December 31, 2014, we held foreign currency forward contracts with a notional amount of $81 million and $78 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, respectively.

	Asset Derivatives
	June 30, 2015		December 31, 2014
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$11,598	Prepaid expenses and other current assets	$14,492

Foreign exchange contracts - LT forwards	Other long-term assets	-	Other long-term assets	-
Total derivatives designated as hedging instruments		$11,598		$14,492

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$758	Prepaid expenses and other current assets	$1,659
Total derivatives not designated as hedging instruments		$758		$1,659

Total derivatives		$12,356		$16,151

	Liability Derivatives
	June 30, 2015		December 31, 2014
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(3,373)	Accrued expenses and other liabilities	$(1,937)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(3,830)	Other long-term liabilities	(1,536)
Total derivatives designated as hedging instruments		$(7,203)		$(3,473)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(928)	Accrued expenses and other liabilities	$(780)
Total derivatives not designated as hedging instruments		$(928)		$(780)

Total derivatives		$(8,131)		$(4,253)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for three month periods ended June 30, 2015 and 2014, respectively:

June 30, 2015
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(8,096)	Net sales	$5,201	Net foreign exchange gain/(loss)	$-

Foreign exchange contracts - forwards and options	258	Cost of sales	(509)	Net foreign exchange gain/(loss)	-

Foreign exchange contracts - forwards and options	120	Operating expenses	(378)	Net foreign exchange gain/(loss)	-
Total	$(7,718)		$4,314		$-

June 30, 2014
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$58	Net sales	$(231)	Net foreign exchange gain/(loss)	$-

Foreign exchange contracts - forwards and options	(142)	Cost of sales	101	Net foreign exchange gain/(loss)	-

Foreign exchange contracts - forwards and options	(3)	Operating expenses	86	Net foreign exchange gain/(loss)	-
Total	$(87)		$(44)		$-

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		June 30, 2015	June 30, 2014
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$(1,306)	$(742)

Total		$(1,306)	$(742)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the six month periods ended June 30, 2015 and 2014, respectively:

June 30, 2015
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(2,893)	Net sales	$10,282	Net foreign exchange gain/(loss)	$-

Foreign exchange contracts - forwards and options	(1,959)	Cost of sales	(842)	Net foreign exchange gain/(loss)	-

Foreign exchange contracts - forwards and options	(1,884)	Operating expenses	(742)	Net foreign exchange gain/(loss)	-
Total	$(6,736)		$8,698		$-

June 30, 2014
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(977)	Net sales	$115	Net foreign exchange gain/(loss)	$-

Foreign exchange contracts - forwards and options	(739)	Cost of sales	182	Net foreign exchange gain/(loss)	-

Foreign exchange contracts - forwards and options	(244)	Operating expenses	104	Net foreign exchange gain/(loss)	-
Total	$(1,960)		$401		$-

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		June 30, 2015	June 30, 2014
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$639	$(810)

Total		$639	$(810)

Note 6 – Inventories, net

Inventories, net consist of the following:

	June 30, 2015	December 31,
(In thousands)	(Unaudited)	2014

Raw materials	$96,154	$79,376
Work-in-process	8,564	6,675
Finished goods	82,693	87,001
	$187,411	$173,052

Note 7 – Intangible assets, net

Intangible assets at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015
(In thousands)	(Unaudited)			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$68,892	$(30,710)	$38,182	$58,343	$(22,853)	$35,490
Acquired technology	85,528	(65,398)	20,130	88,216	(65,663)	22,553
Patents	28,373	(13,812)	14,561	27,791	(12,859)	14,932
Other	27,149	(23,534)	3,615	28,380	(23,073)	5,307
	$209,942	$(133,454)	$76,488	$202,730	$(124,448)	$78,282

Software development costs capitalized for each of the three month periods ended June 30, 2015 and 2014 were  $9.6 million, and related amortization expense was $4.6 million and $3.0 million, respectively. For the six month periods ended June 30, 2015 and 2014, capitalized software development costs were $12 million and $18 million, respectively, and related amortization expense was $9.2 million and $6.1 million, respectively. Capitalized software development costs for the three month periods ended June 30, 2015 and 2014 included costs related to stock based compensation of $375,000 and $422,000, respectively. For the six month periods ended June 30, 2015 and 2014, capitalized software development costs included costs related to stock based compensation of $471,000 and $800,000, respectively. The related amounts in the table above are net of fully amortized assets.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Acquired technology and other intangible assets are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally 10 to 17 years. Total intangible assets amortization expenses were $8.9 million and $7.3 million for the three months ended June 30, 2015 and 2014, respectively, and $18 million and $15 million for the six month periods ended June 30, 2015 and 2014, respectively.

 Note 8 – Goodwill

The carrying amount of goodwill as of June 30, 2015, was as follows:

Amount
(In thousands)
Balance as of December 31, 2014	$144,325
Acquisitions	24,429
Foreign currency translation impact	(1,263)
Balance as of June 30, 2015 (unaudited)	$167,491

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

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $11.2 million and $11.1 million of unrecognized tax benefits at June 30, 2015 and December 31, 2014, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross decrease in unrecognized tax benefits of $52,000 for the three month period ended June 30, 2015, as a result of tax positions taken during this period. Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2015, we had approximately $1.0 million accrued for interest related to uncertain tax positions. The tax years 2008 through 2014 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 28% and 23% for the three month periods ended June 30, 2015 and 2014, respectively, and 26% and 23% for the six month periods ended June 30, 2015 and 2014, respectively. For the three and six month periods ended June 30, 2015 and 2014, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, and a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit.

Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $837,000 and $2.4 million for the three month periods ended June 30, 2015 and 2014, respectively, and $1.7 million and $4.0 million for the six month periods ended June 30, 2015 and 2014, respectively.

The tax position of our Hungarian operation continues to benefit from assets created by the restructuring of our operations in Hungary. In addition, our research and development activities in Hungary continue to benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. Partial release of the valuation allowance on assets from the restructuring and the enhanced tax deduction for research expenses resulted in income tax benefits of $2.4 million and $3.2 million for the three month periods ended June 30, 2015 and 2014, respectively, and $4.2 million and $5.8 million for the six month periods ended June 30, 2015 and 2014, respectively.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2027. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The tax holiday resulted in income tax benefits of $1.3 million and $6,000 for the three month periods ended June 30, 2015 and 2014, respectively, and $1.8 million and $311,000 for the six month periods ended June 30, 2015 and 2014, respectively.

No other taxing jurisdictions had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the IRS with regard to any foreign jurisdictions.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward and option contracts and securities classified as available-for-sale. The accumulated other comprehensive income, net of tax, for the six month periods ended June 30, 2015 and 2014, consisted of the following:

	June 30, 2015
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2014	$(17,304)	$(1,399)	$7,039	$(11,664)
Current-period other comprehensive (loss) income	(10,484)	789	1,962	(7,733)
Reclassified from accumulated OCI into income	-	-	(8,698)	(8,698)
Income tax (benefit) expense	(2,177)	193	(2,318)	(4,302)
Balance as of June 30, 2015	$(25,611)	$(803)	$2,621	$(23,793)

	June 30, 2014
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2013	$1,311	$(1,066)	$2,305	$2,550
Current-period other comprehensive (loss) income	(558)	92	(1,559)	(2,025)
Reclassified from accumulated OCI into income	-	-	(401)	(401)
Income tax (benefit) expense	(120)	39	(559)	(640)
Balance as of June 30, 2014	$873	$(1,013)	$904	$764

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

Awards under the plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares under the options vested over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may have accelerated based on the Company’s previous year’s earnings and revenue growth but shares could not accelerate to vest over a period of less than five years. Stock options were required to be exercised within ten years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimated the potential forfeitures of stock grants and adjusted the compensation cost recorded accordingly. During the six month period ended June 30, 2015, we did not make any changes in accounting principles or methods of estimates related to the 1994 Plan.

Restricted stock plan

Our stockholders approved our 2005 Incentive Plan (the “2005 Plan”) in May 2005. At the time of approval, 4,050,000 shares of our common stock were reserved for issuance under this plan, as well as the number of shares which had been reserved but not issued under the 1994 Plan (our incentive stock option plan which terminated in May 2005), and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan, administered by the Compensation Committee of the Board of Directors, provided for granting of incentive awards in the form of restricted stock and RSUs to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three,  five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. The 2005 Plan terminated on May 11, 2010, except with respect to outstanding awards previously granted thereunder. There were 3,362,304 shares of common stock that were reserved but not issued under the 2005 Plan as of May 11, 2010.

Our stockholders approved our 2010 Incentive Plan (the “2010 Plan”) on May 11, 2010. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 3,362,304 shares of common stock that were reserved but not issued under the 1994 Plan and the 2005 Plan as of May 11, 2010, and any shares that are returned to the 1994 Plan and the 2005 Plan as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2010 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three,  five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. The 2010 Plan terminated on May 12, 2015, except with respect to the outstanding awards previously granted thereunder. There were 2,518,416 shares of common stock that were reserved but not issued under the 2010 Plan as of May 12, 2015.

Our stockholders approved our 2015 Incentive Plan (the “2015 Plan”) on May 12, 2015. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 2,518,416 shares of common stock that were reserved but not issued under the 2010 Plan as of May 12, 2015, and any shares that were returned to the 1994, 2005, and the 2010 Plans as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2015 Plan, administered by the Compensation Committee of the Board of Directors, provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three,  five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. There were 5,555,523 shares available for grant under the 2015 Plan at June 30, 2015.

We estimate potential forfeitures of RSUs and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the six month period ended June 30, 2015, we did not make any changes in accounting principles or methods of estimates related to the 2010 and 2015 Plans.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. On May 13, 2014, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan. At June 30, 2015, we had 2,697,481 shares of common stock reserved for future issuance under this plan. We issued 561,552 shares under this plan in the six month period ended June 30, 2015. The weighted average purchase price of the employees’ purchase rights was $24.93 per share. During the six month period ended June 30, 2015, we did not make any changes in accounting principles or methods of estimates with respect to such plan.

Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

We have 5,000,000 authorized shares of preferred stock. On January 21, 2004, our Board of Directors designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with the adoption of a Preferred Stock Rights Agreement which expired on May 10, 2014. There were no shares of preferred stock issued and outstanding at June 30, 2015.

Stock repurchases and retirements

From time to time, our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. Under the current program, we repurchased a total of 288,004 shares of our common stock at a weighted average price per share of $29.67 during the six months ended June 30, 2015. We did not make any purchases under this program during the years ended December 31, 2014 and 2013. At June 30, 2015, there were 3,644,241 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date.

During the six month period ended June 30, 2015, we received less proceeds from the exercise of stock options compared to the six month period ended June 30, 2014. Since 2005, it has been our practice to issue RSUs and not stock options to eligible employees which, over time, reduced the number of stock options available for exercise. Unlike the exercise of stock options, the issuance of shares upon vesting of RSUs does not result in any cash proceeds to us. At June 30, 2015, there were no options outstanding as all remaining options were either exercised or expired during the six month period ended June 30, 2015. As such, we will not generate any proceeds from stock option exercises in the future

Note 12 – Segment information

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

  Total net sales by the major geographic areas in which we operate, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2015	2014	2015	2014
Net sales:
Americas	$126,614	$120,013	$245,002	$235,119
Europe	83,473	83,597	164,389	167,454
East Asia	70,084	80,742	134,614	142,090
Emerging Markets	21,620	28,359	47,299	52,722
	$301,791	$312,711	$591,304	$597,385

Based on the billing location of the customer, total sales outside the U.S. for the three month periods ended June 30, 2015 and 2014 were $185 million and $200 million, respectively, and $364 million and $379 million for the six month periods ended June 30, 2015 and 2014, respectively.

Total property and equipment, net, outside the U.S. was $145 million as of June 30, 2015 and December 31, 2014.

Note 13 - Debt

On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association. The Loan Agreement provides for a $50 million unsecured revolving line of credit with a scheduled maturity date of May 9, 2018 (the “Maturity Date”). Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Loan Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Loan Agreement. As of June 30, 2015, we had $50 million available for borrowings under this revolving line of credit.

The loans bear interest, at our option, at a base rate determined in accordance with the Loan Agreement, plus a spread of 0.0% to 0.5%, or a LIBOR rate plus a spread of 1.125% to 2.0%, in each case with such spread determined based on a ratio of consolidated indebtedness to EBITDA, determined in accordance with the Loan Agreement. Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date. We are also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.175% to 0.300%, with such rate determined based on the ratio described above. The Loan Agreement contains customary affirmative and negative covenants. The affirmative covenants include, among other things, delivery of financial statements, compliance certificates and notices; payment of taxes and other obligations; maintenance of existence; maintenance of properties and insurance; and compliance with applicable laws and regulations. The negative covenants include, among other things, limitations on indebtedness, liens, mergers, consolidations, acquisitions and sales of assets, investments, changes in the nature of the business, affiliate transactions and certain restricted payments. The Loan Agreement also requires us to maintain a ratio of consolidated indebtedness to EBITDA equal to or less than 3.25 to 1.00, and a ratio of consolidated EBITDA to interest expense greater than or equal to 3.00 to 1.00, in each case determined in accordance with the Loan Agreement. As of June 30, 2015, we were in compliance with all covenants in the Loan Agreement.

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

Note 14 – Commitments and contingencies

We offer a one-year limited warranty on most hardware products which is included in the terms of sale of such products. We also offer optional two, three and five year warranties on our hardware products. Provision is made for estimated future warranty costs at the time of the sale for the estimated costs that may be incurred under the standard limited warranty. Our estimate is based on historical experience and product sales during the period.

The warranty reserve for the six month periods ended June 30, 2015 and 2014 was as follows:

	Six Months Ended June 30,
(In thousands)	(Unaudited)
	2015	2014
Balance at the beginning of the period	$1,885	$1,764
Accruals for warranties issued during the period	2,523	3,225
Settlements made (in cash or in kind) during the period	(2,689)	(3,119)
Balance at the end of the period	$1,719	$1,870

As of June 30, 2015, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7 million over the next twelve months.

As of June 30, 2015, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $4.0 million, which are generally payable over the next twelve months.

Note 15 – Recently issued accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. As of the date of this filing, the FASB is drafting a final ASU that will change the effective date of ASU 2014-09. Once issued, ASU 2014-09 will be effective for our fiscal year 2018 with early adoption permitted for our fiscal year 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

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

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which amends ASC 350, Intangibles - Goodwill and Other. The amendments provide guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements) includes a software license and, based on that determination, how to account for such arrangements. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. We are currently evaluating the impact that the adoption of these provisions will have on the Company’s consolidated financial statements.

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

Note 17 – Acquisitions

During the first quarter of 2015, we acquired BEECube, a technology innovator and leading supplier of high-performance FPGA prototyping and deployment products for advanced wireless research, wireless infrastructure and military/defense applications and we acquired a PXI modular instruments hardware product line from Cobham plc. As of June 30, 2015, we had not finalized our valuation of acquired identified intangibles and therefore our purchase price allocations remain preliminary. Our consolidated financial statements include the operating results from the dates of acquisition. Pro-forma results of operations have not been presented because the effects of the acquired operations were not material.

Note 18 – Subsequent events

On July 22, 2015, our Board of Directors declared a quarterly cash dividend of $0.19 per common share, payable on August 31, 2015, to stockholders of record on August 10, 2015.

We have evaluated subsequent events through the date the financial statements were issued.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding our future financial performance, operations or other matters (including, without limitation, statements to the effect that we “believe,” "expect," "plan," "may," "will," "project," "continue," or "estimate" or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” beginning on page 34, and in the discussion below. Readers are also encouraged to refer to the documents regularly filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2014,  for further discussion of our business and the risks attendant thereto.

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

Leveraging a worldwide sales, distribution and manufacturing network

We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators, and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 58% and 62% of our net sales during the three month periods ended June 30, 2015 and 2014, respectively, and approximately 59% and 61% of our net sales during the six month periods ended June 30, 2015 and 2014, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total net sales will continue to be derived from international sales. (See “Note 12 – Segment information” of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales).

We manufacture a substantial majority of our product volume at our facilities in Debrecen, Hungary and Penang, Malaysia. Additional production, primarily of RF products and of low volume, complex or newly introduced products is done in Austin, Texas, however, we are transitioning all of our Austin based manufacturing activities to our manufacturing facilities in Hungary and Malaysia by the end of the third quarter. As of June 30, 2015, we had successfully transferred approximately 75% of our Austin based production into Hungary and Malaysia. In 2015, our site in Malaysia is expected to produce approximately 30% of our global production. This production is being generated by transferring existing products from our Austin production facility in support of anticipated growth in our business and introducing new products directly into our Malaysian facility. Our site in Hungary is expected to produce approximately 65% of our global production in 2015. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. Most of our electronic circuit card assemblies, modules and chassis are manufactured in house, although subcontractors are used from time to time. The majority of our electronic cable assemblies are produced by subcontractors; however, we do manufacture some on an exception basis. Our software duplication, technical manuals and product support documentation is primarily produced by subcontractors.

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

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. In assessing our business, we consider the trends in the Global Purchasing Managers’ Index (“PMI”), global industrial production as well as industry reports on the specific vertical industries that we target. Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the Global PMI. In the three month period ended June 30, 2015, the average of the Global PMI was 51.1, the lowest quarterly average since the first quarter of 2013. The average of the new order element of the Global PMI was 51.3 for the quarter ended June 30, 2015. During the three month period ended June 30, 2015, the PMI in the U.S. and the Eurozone maintained readings above 50. We are unable to predict whether the industrial economy, as measured by the PMI, will remain above the neutral reading of 50, strengthen or contract during the remainder of 2015.

During the three month periods ended June 30, 2015 and 2014, we received $10 million and $27 million in new orders from our largest customer, respectively, and in the six month periods ended June 30, 2015 and 2014, we received $13 million and $39 million in new orders from this customer, respectively. During the three month periods ended June 30, 2015 and 2014, we recognized net sales of $9 million and $20 million from these orders, respectively, and in the six month periods ended June 30, 2015 and 2014, we recognized net sales of $14 million and $27 million from these orders, respectively. The timing and amount of orders from this customer are unpredictable and therefore can cause unusual variations in the results and trends of our business.

During the second quarter of 2015, we continued to experience challenges in our business as a result of the continued strength of the U.S. dollar and increasing weakness in the personal computer (“PC”) market. In the second quarter of 2015, we also saw a 1.7% year over year decrease from orders under $20,000, a 4.6% year over year decrease from orders between $20,000 and $100,000, and a 16% year over year decrease from orders over $100,000. Excluding our largest customer, orders over $100,000 were up 9% year over year.

During the second quarter of 2015, we continued to experience broad volatility in the foreign exchange markets and a strong U.S. dollar in many of the currency markets where we have exposure. As of the date of this filing, the U.S. dollar index, as tracked by the St. Louis Federal Reserve, remains near a ten year high. The change in exchange rates in the second quarter of 2015 compared to the second quarter of 2014 had the effect of decreasing our net sales by $19 million or 6%, decreasing Americas sales by $3.9 million or 3.3%, decreasing European sales by $12 million or 14%, decreasing East Asia sales by $2.1 million or 2.6%, and decreasing sales in Emerging Markets by $1.5 million or 5.2%. For the third quarter of 2015, we expect that the strong U.S. dollar will continue to have a negative impact on the U.S. dollar equivalent of our foreign currency denominated sales. The Euro represents our most significant exposure and where we expect to see the greatest negative impact from the strength of the U.S. dollar during the third quarter of 2015 compared to third quarter of 2014. We have hedging programs in place to help mitigate the risks associated with these types of foreign currency risks. However, there can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in the foreign currency markets in which we do business. (See “Note 5 – Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for additional details concerning hedging programs.)

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2015	2014	2015	2014
Net sales:
Americas	42.0%	38.4%	41.4%	39.4%
Europe	27.6	26.7	27.8	28.0
East Asia	23.2	25.8	22.8	23.8
Emerging Markets	7.2	9.1	8.0	8.8
Total net sales	100.0	100.0	100.0	100.0
Cost of sales	25.4	26.2	25.9	25.6
Gross profit	74.6	73.8	74.1	74.4
Operating expenses:
Sales and marketing	37.1	38.2	37.4	38.7
Research and development	18.4	17.9	19.6	18.6
General and administrative	7.7	7.6	7.8	7.7
Total operating expenses	63.1	63.6	64.9	65.0
Operating income	11.5	10.2	9.3	9.3
Other income (expense):
Interest income	0.1	0.1	0.1	0.1
Net foreign exchange loss	(0.2)	(0.2)	(0.4)	(0.1)
Other income, net	0.0	0.1	0.1	0.1
Income before income taxes	11.4	10.2	9.1	9.4
Provision for income taxes	3.2	2.4	2.4	2.1
Net income	8.3%	7.8%	6.8%	7.2%

  Figures may not sum due to rounding.

Results of Operations for the three and six month periods ended June 30, 2015 and 2014

Net Sales.    Our net sales were $302 million and $313 million for the three month periods ended June 30, 2015 and 2014, respectively, a decrease of 3.5%. For such periods, product sales were $274 million and $288 million, respectively, a decrease of 5% and software maintenance sales were $28 million and $24 million, respectively, an increase of 14%. Software maintenance sales grew at a faster rate than our overall net sales as a result of increased sales of our enterprise software agreements.

For the six month periods ended June 30, 2015 and 2014, our net sales were $591 million and $597 million, respectively, a decrease of 1%. For the same periods, product sales were $535 million and $550 million, respectively, a decrease of 3%, and software maintenance sales were $56 million and $47 million, respectively, an increase of 19%. Software maintenance sales grew at a faster rate than overall net sales as a result of a greater mix of software sales during the six month period ended June 30, 2015, compared to the six month period ended June 30, 2014.

We do not typically maintain a large amount of order backlog as orders typically translate to sales quickly. As such, any weakness in orders typically has a pronounced impact on our net sales in the short term.

The factors that most significantly impacted our net sales were the year over year change in orders from our largest customer and the year over year impact of changes in the foreign currency exchange markets, both discussed in more detail below.

Large orders, defined as orders with a value greater than $100,000, decreased by 16% year over year during the three months ended June 30, 2015, compared to the year over year increase of 43% in the three month period ended June 30, 2014. In the six month period ended June 30, 2015, large orders decreased by 5% year over year compared to the year over year increase of 15% during the six month period ended June 30, 2014. A significant factor in the contraction of our large orders in the three and six month periods ended June 30, 2015, compared to the comparable periods in 2014 was the result of a decrease in orders from our largest customer. Year over year, orders from our largest customer decreased by 64% in the three months ended June 30, 2015, and decreased by 66% in the six month period ended June 30, 2015. Excluding the impact of our largest customer, large orders increased by 9% year over year during the three month period ended June 30, 2015, and increased by 22% year over year during the six month period ended June 30, 2015. Orders from our largest customer are discussed in more detail below. During the three month periods ended June 30, 2015 and 2014, large orders were 23% and 26% of our total orders, respectively, and for each of the six month periods ended June 30, 2015 and 2014, large orders were 23% of our total orders. Large orders are more volatile, are subject to greater discount variability and may contract at a faster pace during an economic downturn.

We are serving several different applications for our largest customer. During the three month periods ended June 30, 2015 and 2014, we received $10 million and $27 million, respectively, in orders from our largest customer. During the six month periods ended June 30, 2015 and 2014, we received $13 million and $39 million, respectively, in new orders from our largest customer. In the three month periods ended June 30, 2015 and 2014, we recognized net sales of $9 million and $20 million, respectively, from these orders, and in the six month periods ended June 30, 2015 and 2014, we recognized net sales of $14 million and $27 million, respectively.

For the three month periods ended June 30, 2015 and 2014, net sales in the Americas were $127 million and $120 million, respectively, an increase of 6%. Sales in the Americas, as a percentage of net sales were 42% and 38% in the three month periods ended June 30, 2015 and 2014, respectively. In Europe, net sales were $83 million and $84 million in the three month periods ended June 30, 2015 and 2014, respectively, a decrease of less than 1%. Sales in Europe, as a percentage of net sales were 28% and 27% in the three month periods ended June 30, 2015 and 2014, respectively. In East Asia, net sales were $70 million and $81 million in the three month periods ended June 30, 2015 and 2014, respectively, a decrease of 13%. Sales in East Asia, as a percentage of net sales were 23% and 26% in three month periods ended June 30, 2015 and 2014, respectively. In Emerging Markets, net sales were $22 million and $28 million in the three month periods ended June 30, 2015 and 2014, respectively, a decrease of 24%. Sales in Emerging Markets, as a percentage of net sales were 7% and 9%, respectively, in the three month periods ended June 30, 2015 and 2014.

For the six month periods ended June 30, 2015 and 2014, net sales in the Americas were $245 million and $235 million, respectively, an increase of 4%. Sales in the Americas, as a percentage of net sales were 41% and 39% in the six month periods ended June 30, 2015 and 2014, respectively. In Europe, net sales were $164 million and $167 million in the six month periods ended June 30, 2015 and 2014, respectively, a decrease of 2%. Sales in Europe, as a percentage of net sales were 28% in each of the six month periods ended June 30, 2015 and 2014. In East Asia, net sales were $135 million and $142 million in the six month periods ended June 30, 2015 and 2014, respectively, a decrease of 5%. Sales in East Asia, as a percentage of net sales were 23% and 24% in the six month periods ended June 30, 2015 and 2014, respectively. In Emerging Markets, net sales were $47 million and $53 million in the six month periods ended June 30, 2015 and 2014, respectively, a decrease of 10%. Sales in Emerging Markets, as a percentage of net sales were 8% and 9% in the six month periods ended June 30, 2015 and 2014, respectively.

We expect sales outside of the Americas to continue to represent a significant portion of our net sales. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), Europe, East Asia, and Emerging Markets are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. For the three month period ended June 30, 2015, in local currency terms, our net sales increased by $9 million or 2.7%, Americas sales increased by $11 million or 9%, European sales increased by $12 million or 14%, East Asia sales decreased by $8.6 million or 11%, and Emerging Markets sales decreased by $5.3 million or 19%, compared to the three month period ended June 30, 2014. During this same period, the change in exchange rates had the effect of decreasing our net sales by $19 million or 6.2%, decreasing Americas sales by $3.9 million or 3.3%, decreasing European sales by $12 million or 14.3%, decreasing East Asia sales by $2.1 million or 2.6%, and decreasing sales in Emerging Markets by $1.5 million or 5.2%, respectively.

For the six month period ended June 30, 2015, in local currency terms, our net sales increased by $30 million or 5%, Americas sales increased by $15 million or 6%, European sales increased by $20 million or 12%, sales in East Asia decreased by $4.4 million or 3%, and sales in Emerging Markets decreased by $794,000 or 2%, compared to the six month period ended June 30, 2014. During this same period, the change in exchange rates had the effect of decreasing our net sales by $36 million or 6.1%, decreasing Americas sales by $5.4 million or 2.3%, decreasing European sales by $23 million or 14%, decreasing East Asia sales by $3 million or 2.2%, and decreasing sales in Emerging Markets by $4.6 million or 8.8%.

To help protect against changes in U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted net sales denominated in foreign currencies with average rate forward contracts. During the three month periods ended June 30, 2015 and 2014, these hedges had the effect of increasing our net sales by $5.2 million and decreasing our net sales by $231,000, respectively. During the six month periods ended June 30, 2015 and 2014, these hedges had the effect of increasing our net sales by $10.3 million and $115,000, respectively. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our net sales for 2015 and 2014).

Gross Profit. For the three month periods ended June 30, 2015 and 2014, gross profit was $225 million and $231 million, respectively. As a percentage of sales, gross profit was 75% and 74% for the three month periods ended June 30, 2015 and 2014, respectively. For the six month periods ended June 30, 2015 and 2014, gross profit was $438 million and $444 million, respectively. As a percentage of sales, gross profit was 74% for each of the six month periods ended June 30, 2015 and 2014.  Our gross profit as a percentage of sales is impacted by many factors including changes in the amount of orders from our largest customer and changes in the foreign currency exchange markets. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle.

For the three month periods ended June 30, 2015 and 2014, the change in exchange rates had the effect of decreasing our cost of sales by $2.5 million and $93,000, respectively. For the six month periods ended June 30, 2015 and 2014, the change in exchange rates had the effect of decreasing our cost of sales by $4.3 million and $596,000, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During the three month periods ended June 30, 2015 and 2014, these hedges had the effect of increasing our cost of sales by $509,000 and decreasing our cost of sales by $101,000, respectively. During the six month periods ended June 30, 2015 and 2014, these hedges had the effect of increasing our cost of sales by $842,000 and decreasing our cost of sales by $182,000, respectively. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our cost of sales for 2015 and 2014).

Operating Expenses. For the three month periods ended June 30, 2015 and 2014, operating expenses were $190 million and $199 million, respectively, a decrease of 4%. As a percentage of sales, operating expenses were 63% and 64% for the three month periods ended June 30, 2015 and 2014, respectively.  During the three month period ending June 30, 2015, the year over year change in exchange rates had the effect of decreasing our operating expenses by $11 million. Additionally, there were increases in operating expenses including travel, building and equipment costs of $4.0 million which were partially offset by decreases in personnel, marketing, and outside services costs of $1.6 million.

For the six month periods ended June 30, 2015 and 2014, operating expenses were $383 million and $389 million, respectively, a decrease of 1%. As a percentage of sales, operating expenses were 65% for each of the six month periods ended June 30, 2015 and 2014. During the six month period ending June 30, 2015, the year over year change in exchange rates had the effect of decreasing our operating expenses by $19 million. During the six month period ended June 30, 2015, software development costs increased by $5.4 million as a result of a decrease in capitalization of software development costs compared to the six month period ended June 30, 2014. Additionally, there were increases in operating expenses including personnel related expenses of $2.3 million and travel, building and equipment costs of $8 million which were partially offset by decreases in marketing and outside services costs of $1.5 million.

We believe that our long-term growth and success depends on developing high quality software and hardware products on a timely basis. We are focused on leveraging recent investments in research and development and in our field sales force and taking actions to help ensure those resources are concentrated in areas and on initiatives that will contribute to future growth in our business. For the three month periods ended June 30, 2015 and 2014, our sales and marketing expenses were $112 million and $119 million, respectively, and our research and development expenses were $55 million and $56 million, respectively. For the six month periods ended June 30, 2015 and 2014, our sales and marketing expenses were $221 million and $231 million, respectively, and our research and development expenses were $116 million and $111 million, respectively. The increase in research and development expenses for the six month period ended June 30, 2015, compared to the six month period ended June 30, 2014, was primarily driven by the decrease in capitalized software development costs during the first quarter of 2015. Overall headcount for our operating functions increased by 79 from June 30, 2014 to June 30, 2015.

Operating Income.  For the three month periods ended June 30, 2015 and 2014, operating income was $35 million and $32 million, respectively, an increase of 8%. As a percentage of net sales, operating income was 11% and 10%, respectively, in these same periods.  For the six month periods ended June 30, 2015 and 2014, operating income was $55 million and $56 million, respectively, a decrease of 2%. As a percentage of net sales, operating income was 9% in each of these same periods. The increases in operating income in absolute dollars and as a percentage of sales for the three month period ended June 30, 2015, compared to the three month period ended June 30, 2014,  and the decrease in operating income in absolute dollars for the six month period ended June 30, 2015 compared to the six month period ended June 30, 2014, is attributable to the factors discussed in Net Sales, Gross Profit and Operating Expenses above.

Interest Income.    For the three month periods ended June 30, 2015 and 2014, interest income was $341,000 and $234,000, respectively. For the six month periods ended June 30, 2015 and 2014, interest income was $694,000 and $431,000, respectively. We continue to see low yields for high quality investment alternatives that comply with our corporate investment policy. We do not expect yields in these types of investments to increase significantly during the remainder of 2015.

Net Foreign Exchange Loss.    For the three month periods ended June 30, 2015 and 2014, net foreign exchange loss was $(577,000) and $(603,000), respectively. During the six month periods ended June 30, 2015 and 2014, net foreign exchange loss was $(2.3) million and $(553,000), respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During the second quarter of 2015, we continued to see broad volatility in the foreign currency exchange markets and a strong U.S. dollar in many of the currency markets where we have exposure, with the U.S. dollar index, as tracked by the St. Louis Federal Reserve, near a ten year high. We cannot predict the direction or degree of future volatility in these exchange rates. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent net sales and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our net sales growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange loss”. Our hedging strategy decreased our foreign exchange gains by $1.3 million and $742,000 in the three month period ended June 30, 2015 and June 30, 2014, respectively. Our hedging strategy decreased our foreign exchange losses by $639,000 in the six month period ended June 30, 2015 and decreased our foreign exchange gains by $810,000 in the six month period ended June 30, 2014.  (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities.)

Provision for Income Taxes.    For the three month periods ended June 30, 2015 and 2014, our provision for income taxes reflected an effective tax rate of 28% and 23%, respectively. For the six month periods ended June 30, 2015 and 2014, our provision for income taxes reflected an effective tax rate of 26% and 23%, respectively. The factors that caused our effective tax rate to change year-over-year are detailed in the table below:

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
	(Unaudited)	(Unaudited)
Effective tax rate at June 30, 2014	23%	23%
Change in profit in foreign jurisdictions with reduced tax rates	1	-
Change in enhanced deduction for certain research and development expenses	3	2
Change in intercompany profit	2	2
Change in tax benefit from equity awards	1	1
Decrease in unrecognized tax benefits	(2)	(2)
Effective tax rate at June 30, 2015	28%	26%

  (See “Note 9 – Income taxes” of Notes to Consolidated Financial Statements for further discussion regarding our effective tax rate).

Other operational metrics

We believe that the following additional unaudited operational metrics assist investors in assessing our operational performance relative to our others in our industry and to our historical results.

Charges related to stock-based compensation, amortization of acquired intangibles and acquisition related transaction costs.   For the three and six month periods ended June 30, 2015 and 2014,  the gross charges related to stock-based compensation as a component of cost of sales, sales and marketing, research and development, general and administrative expenses, the provision for income taxes and the total charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2015	2014	2015	2014
Stock-based compensation
Cost of sales	$472	$358	$928	$799
Sales and marketing	2,806	2,767	5,449	5,578
Research and development	2,171	2,273	4,632	4,724
General and administrative	904	930	1,735	1,780
Provision for income taxes	(1,920)	(1,797)	(3,486)	(3,633)
Total	$4,433	$4,531	$9,258	$9,248

For the three and six month periods ended June 30, 2015 and 2014,  the gross charges related to the amortization of acquisition related intangibles as a component of cost of sales, sales and marketing, research and development, other income, net,  the provision for income taxes and the total charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2015	2014	2015	2014
Amortization of acquired intangibles
Cost of sales	$2,640	$2,663	$5,215	$5,329
Sales and marketing	438	452	876	918
Research and development	318	400	662	806
Other income, net	149	167	303	337
Provision for income taxes	(1,155)	(1,216)	(2,317)	(2,440)
Total	$2,390	$2,466	$4,739	$4,950

For the three and six month periods ended June 30, 2015 and 2014,  the gross charges related to acquisition related transaction costs as a component of cost of sales, sales and marketing, research and development, general and administrative expenses, the provision for income taxes and the total charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2015	2014	2015	2014
Acquisition transaction costs and restructuring
Cost of sales	$232	$-	$805	$-
Sales and marketing	-	88	-	176
Research and development	-	153	-	306
General and administrative	4	42	205	107
Provision for income taxes	(82)	(99)	(331)	(206)
Total	$154	$184	$679	$383

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments.  Cash, cash equivalents and short-term investments decreased by $48 million to $423 million at June 30, 2015 from $471 million at December 31, 2014. The following table presents our working capital, cash and cash equivalents and short-term investments:

	June 30, 2015	December 31,	Increase/
(In thousands)	(unaudited)	2014	(Decrease)

Working capital	$682,880	$700,163	$(17,283)
Cash and cash equivalents (1)	232,784	274,030	(41,246)
Short-term investments (1)	190,016	197,163	(7,147)
Total cash, cash equivalents and short-term investments	$422,800	$471,193	$(48,393)

(1) Included in working capital

During the six month period ended June 30, 2015, our working capital decreased by $17 million compared to December 31, 2014. Overall, current assets decreased by $21 million while current liabilities decreased by $3.9 million. The decrease in our current assets was the result of a $48 million decrease in cash, cash equivalents and short-term investments, offset by an increase in accounts receivable of $3.2 million, an increase in prepaid expenses and other current assets of $11 million and an increase in inventory of $14 million. The decrease in current liabilities was the result of a decrease in accrued compensation of $6.1 million and a decrease in accounts payable, accrued expenses and other liabilities of $1.3 million, offset by an increase in deferred revenue of $3.6 million. The overall decrease in our working capital was primarily the result of the decrease in our cash, cash equivalents and short-term investments due to payments related to our acquisitions of $25 million, our corporate dividend of $49 million, and the repurchase of shares of our common stock of $8.5 million.

Accounts receivable increased by $3.2 million to $206 million at June 30, 2015, from $202 million at December 31, 2014. Days sales outstanding increased to 62 days at June 30, 2015, compared to 56 days at December 31, 2014. The increase in our days sales outstanding is due to lower net sales as well as aging of some accounts in Emerging Markets, primarily in Russia and India.

Inventory increased by $14 million to $187 million at June 30, 2015, from $173 million at December 31, 2014. Inventory turns were 1.7 and 1.8 at June 30, 2015 and December 31, 2014, respectively. The increase in our inventory balance was driven by planned increases in product levels to support the transition of our manufacturing operations from Austin, Texas to Debrecen, Hungary and Penang, Malaysia.

Prepaid expenses and other current assets increased $11 million to $81 million at June 30, 2015, from $70 million at December 31, 2014. The increase in our prepaid expenses and other current assets was primarily the result of an increase in other receivables of $11 million primarily related to a 2015 tax provision and reclaimable value added taxes, offset by a $5.4 million decrease in the fair value of our currency hedging contracts. The timing of payments of insurance, maintenance, and other service contracts accounted for the remaining $5.1 million of this change. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities.)

Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our cash and investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $28 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. At June 30, 2015, we had $423 million in cash, cash equivalents and short-term investments. Approximately $79 million or 19% of these amounts were held in domestic accounts with various financial institutions and $344 million or 81% was held in accounts outside of the U.S. with various financial institutions. At June 30, 2015, we had cash and cash equivalents of $233 million, of which $79 million or 34% was held in domestic accounts and $154 million or 66% was held in various accounts of our foreign subsidiaries. At June 30, 2015, we had short-term investments of $190 million, all of which was held in investment accounts of our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

Cash Provided by and (Used in) in the three and six month periods ended June 30, 2015 and 2014. The following table summarizes the proceeds and (uses) of cash:

	Six Months Ended June 30,
(In thousands)	(unaudited)
	2015	2014
Cash provided by operating activities	$50,783	$68,438
Cash used in investing activities	(49,968)	(41,408)
Cash used in financing activities	(42,061)	(19,797)
Net change in cash equivalents	(41,246)	7,233
Cash and cash equivalents at beginning of year	274,030	230,263
Cash and cash equivalents at end of period	$232,784	$237,496

For the six month periods ended June 30, 2015 and 2014, cash provided by operating activities was $51 million and $68 million, respectively, a decrease of $18 million. This decrease was due to a decrease in net income of $3.3 million and a decrease in cash provided by our operating items of $14 million.

Investing activities used cash of $50 million during the six month period ended June 30, 2015, as a result of the purchase price of two acquisitions for $25 million, net of cash received, capital expenditures of $21 million, capitalization of internally developed software and other intangibles of $11 million offset by the net sale of short-term investments of $7 million. Capital expenditures during the six month period ended June 30, 2015 included leasehold improvements, expansion of existing facilities, computers, equipment and furniture and fixtures to support operations throughout our business. Investing activities used cash of $41 million during the six month period ended June 30, 2014, as the result of capital expenditures of $22 million and capitalization of internally developed software and other intangibles of $18 million.

Financing activities used cash of $42 million during the six month period ended June 30, 2015, which was the net result of $49 million used to pay dividends and $8.5 million used to repurchase shares of our common stock, offset by $14 million received from the issuance of our common stock from the exercise of employee stock options and from our employee stock purchase plan. Financing activities used cash of $20 million during the six month period ended June 30, 2014, which was the net result of $17 million received from the issuance of our common stock from the exercise of employee stock options and from our employee stock purchase plan, offset by $38 million used to pay dividends to our stockholders.

From time to time, our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. Under the current program, we repurchased a total of 288,004 shares of our common stock at a weighted average price per share of $29.67 during the six months ended June 30, 2015. We did not make any purchases under this program during the years ended December 31, 2014 and 2013. At June 30, 2015, there were 3,644,241 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date.

During the six month period ended June 30, 2015, we received less proceeds from the exercise of stock options compared to the six month period ended June 30, 2014. At June 30, 2015, there were no options outstanding as all remaining options were either exercised or expired during the six month period ended June 30, 2015. (See “Note 11 – Authorized shares of common and preferred stock and stock-based compensation plans” of Notes to Consolidated Financial Statements for additional discussion about our equity compensation plans).

Contractual Cash Obligations.    Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. At June 30, 2015, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7 million.

Guarantees are related to payments of customs and foreign grants. At June 30, 2015, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $4.0 million. At December 31, 2014, we had outstanding guarantees for payment of customs, foreign grants and potential customer disputes totaling approximately $12 million.

Loan Agreement. On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association. The Loan Agreement provides for a $50 million unsecured revolving line of credit with a scheduled maturity date of May 9, 2018 (the “Maturity Date”). Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Loan Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Loan Agreement. We may choose to borrow funds against this line of credit in future periods to have sufficient domestic cash to fund continued dividends to our stockholders, to fund potential acquisitions or other domestic general corporate purposes without the need to repatriate foreign earnings. At June 30, 2015, we did not have any amounts outstanding under this line of credit.

Off-Balance Sheet Arrangements.    We do not have any off-balance sheet debt. At June 30, 2015, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

Although we believe that we have sufficient capital to fund our operating activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•	repurchases of our common stock;
•	payment of dividends to our stockholders;
•	acquisitions of other businesses, assets, products or technologies;
•	difficulties and the high tax costs associated with the repatriation of earnings;
•	required levels of research and development and other operating costs;
•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;
•	the overall levels of sales of our products and gross profit margins;
•	the levels of inventory and accounts receivable that we maintain;
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

•	capital improvements for new and existing facilities;
•	our relationships with suppliers and customers; and
•	the level of stock purchases under our employee stock purchase plan.

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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect of decreasing our net sales by $19 million in the three month period ended June 30, 2015, and increasing our net sales by $1.5 million in the three month period ended June 30, 2014. The change in exchange rates had the effect of decreasing our net sales by $36 million in the six month period ended June 30, 2015, and decreasing our net sales by $2.9 million in the six month period ended June 30, 2014. Since most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing our net operating expenses by $11 million in the three month period ended June 30, 2015, and increasing our net operating expenses by $127,000 in the three month period ended June 30, 2014.  The change in exchange rates had the effect of decreasing our net operating expenses by $19 million in the six month period ended June 30, 2015, and decreasing our net operating expenses by $1.6 million in the six month period ended June 30, 2014.

During the second quarter of 2015, we continued to experience broad volatility in the foreign currency exchange markets and a strong U.S. dollar in many of the currency markets where we have exposure, with the U.S. dollar index, as tracked by the St. Louis Federal Reserve, near a ten year high. We cannot predict the direction or degree of future volatility in these exchange rates. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent net sales and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our net sales growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales price increases cannot be passed through to our customers due to competitive pressures, we will experience a deterioration of our gross and net profit margins. To help protect against the change in the value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales and expenses over the next one to two years, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted net sales, cost of sales and operating expenses denominated in foreign currencies with foreign currency forward contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. For purchased option contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the option contracts designated as hedges, net of the premium paid. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” We purchase foreign currency forward and option contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, Hungarian forint, British pound, and Malaysian ringgit) and limit the duration of these contracts to 40 months or less. As a result, our hedging activities only partially address our risks from foreign currency transactions, and there can be no assurance that this strategy will be successful. We do not invest in contracts for speculative purposes.

During the three month period ended June 30, 2015, our hedges had the effect of increasing our net sales by $5.2 million, increasing our cost of sales by $509,000 and increasing our operating expenses by $378,000. During the three month period ended June 30, 2014, our hedges had the effect of decreasing our net sales by $231,000, decreasing our cost of sales by $101,000, and decreasing our operating expenses by $86,000. During the six month period ended June 30, 2015, our hedges had the effect of increasing our net sales by $10 million, increasing our cost of sales by $842,000 and increasing our operating expenses by $742,000. During the six month period ended June 30, 2014, our hedges had the effect of increasing our net sales by $115,000, decreasing our cost of sales by $182,000, and decreasing our operating expenses by $104,000. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our net sales, cost of sales and operating expenses for the three and six month periods ended June 30, 2015 and 2014).

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

In recent years, we have made a concentrated effort to increase our net sales through the pursuit of orders with a value greater than $1.0 million. Fulfillment of these contracts can severely challenge our supply chain capabilities at the component acquisition, assembly and delivery stages. These contracts can also require us to develop specific product mitigation plans for product delivery constraints caused by unexpected or catastrophic situations to help assure timely production recovery and to comply with critical delivery commitments where severe contractual liabilities can be imposed on us if we fail to provide the quantity of products at the required delivery times. In order to help mitigate the risks associated with these contractual requirements, we may choose to build inventory levels for certain parts or systems. Because our contracts with such customers may allow the customer to cancel or delay orders without liability, such actions expose our business to increased risk of inventory obsolescence.

Market Risk

We are exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in foreign currency values and changes in the market value of our investments.

Cash, Cash Equivalents and Short-Term Investments

At June 30, 2015, we had $423 million in cash, cash equivalents and short-term investments. See Liquidity and Capital Resources above for further discussion regarding our cash, cash equivalents and short-term investments.

We report our available-for-sale short-term investments at fair value. (See “Note 4 – Fair value measurements” of Notes to Consolidated Financial Statements for a further description of the fair value measurement of our short term investments).

The goal of our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the full investment of available funds. We place our cash investments in instruments that meet credit quality standards, as specified in our corporate investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. Our cash equivalents and short-term investments carried ratings from the major credit rating agencies that were in accordance with our corporate investment policy. Our investment policy allows investments in the following: government and federal agency obligations, repurchase agreements (“Repos”), certificates of deposit and time deposits, corporate obligations, medium term notes and deposit notes, commercial paper including asset-backed commercial paper (“ABCP”), puttable bonds, general obligation and revenue bonds, money market funds, taxable commercial paper, corporate notes/bonds, municipal notes, municipal obligations, and tax exempt commercial paper. All such instruments must carry minimum ratings of A1/P1/F1, MIG1/VMIG1/SP1 and A2/A/A, as applicable, all of which are considered “investment grade.” Our investment policy for marketable securities requires that all securities mature in five years or less, with a weighted average maturity of no longer than 24 months with at least 10% maturing in 90 days or less.

We account for our investments in debt and equity instruments under FASB ASC 320 Investments – Debt and Equity Securities (FASB ASC 320). Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other-than-temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments at June 30, 2015 and December 31, 2014 was $190 million and $197 million, respectively.

We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income, net, in our Consolidated Statements of Income. There were not any other-than-temporary impairments recognized in other expense during six month periods ended June 30, 2015.

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

In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of June 30, 2015, a 100 basis point increase or decrease in interest rates across all maturities would result in a $930,000 increase or decrease in the fair market value of our portfolio. As of December 31, 2014, a similar 100 basis point increase or decrease in interest rates across all maturities would have resulted in a $965,000 increase or decrease in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is an other-than-temporary impairment. Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of June 30, 2015, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

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

Exchange Rate Risk

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at June 30, 2015 and December 31, 2014, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $10 million and $13 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2015, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2015, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed below. The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Our Financial Performance is Subject to Risks Associated with Changes in the Value of the U.S. Dollar versus Local Currencies. The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales price increases cannot be passed through to our customers due to competitive pressures, we will experience a deterioration of our gross and net profit margins. (See Financial Risk Management under Item 3. Quantitative and Qualitative Disclosures About Market Risk for further discussion on the effect changes in the foreign currency exchange rates have on our operating results.) See “Current business outlook” beginning on page 22 of this Form 10-Q for information regarding recent business conditions.

We cannot predict to what degree or how long the recent volatility in the foreign currency exchange markets will continue. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent net sales and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our net sales growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

Uncertain Global Economic Conditions Could Materially Adversely Affect Our Business and Results of Operations.  Our operations and performance are sensitive to fluctuations in general economic conditions, both in the U.S. and globally. The ongoing uncertainty created by volatile currency markets, the continued impact of the sanctions against Russia, the increasing weakness in the PC market and volatile oil prices, alone or in combination, may continue to have a material adverse effect on our net sales and the financial results of our operations. In addition, we remain concerned about the geopolitical instability in the Middle East as well as the continued volatility of the equity markets. These factors as well as others we may not contemplate could have a material adverse effect on the spending patterns of businesses including our current and potential customers which could have a material adverse effect our net sales and our results of operations. Other factors that could adversely influence demand for our products include  unemployment, labor and healthcare costs, access to credit, consumer and business confidence, and other macroeconomic factors that could have a negative impact on capital investment and spending behavior. See “Current business outlook” beginning on page 22 of this Form 10-Q for information regarding recent business conditions.

Our Current Domestic Cash Position May Not Be Sufficient to Fund our Domestic Cash Needs in the Next Twelve Months and We May Need to Borrow Under our Credit Agreement, Seek Funding from External Sources or Repatriate Foreign Earnings.    On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association. The Loan Agreement provides for a $50 million unsecured revolving line of credit with a scheduled maturity date of May 9, 2018 (the “Maturity Date”). Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may choose to borrow funds against this line of credit in future periods in order to have sufficient domestic cash to fund continued dividends to our stockholders, to fund potential acquisitions, to purchase shares under our board authorized share repurchase program or other domestic general corporate purposes without the need to repatriate foreign earnings. Future dividends are subject to declaration by our Board of Directors, and our share repurchase program does not obligate us to acquire any specific number of shares. At June 30, 2015, we did not have any amounts outstanding under the Loan Agreement.

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

Orders With a Value of Greater than One Million Dollars Expose Us to Significant Additional Business and Legal Risks that Could Have a Material Adverse Impact on our Business, Results of Operations and Financial Condition. In recent years, we have made a concentrated effort to increase our net sales through the pursuit of orders with a value greater than $1.0 million. These types of orders expose us to significant additional business and legal risks compared to smaller orders. Our very large customers frequently require contract terms that vary substantially from our standard terms of sale. These orders can be accompanied by critical delivery commitments and severe contractual liabilities can be imposed on us if we fail to provide the quantity of product at the required delivery times. These customers may also impose product acceptance requirements and product performance evaluations which create uncertainty with respect to the timing of our ability to recognize revenue from such orders. In addition, these larger orders are more volatile, are subject to greater discount variability and may contract at a faster pace during an economic downturn. These contracts may also have supply constraint requirements which mandate that we allocate large product inventories for a specific contract. These inventory requirements expose us to higher risks of inventory obsolescence and can adversely impact our ability to provide adequate product supply to other customers.

Fulfillment of these contracts can severely challenge our supply chain capabilities at the component acquisition, assembly and delivery stages. Our contracts with such customers may allow the customer to cancel or delay orders without liability which exposes our business and financial results to significant risk. These contracts can require us to develop specific product mitigation plans for product delivery constraints caused by unexpected or catastrophic situations to help assure quick production recovery. We can attempt to manage this risk but there can be no assurance that we will be successful in our efforts. These customers may demand most favored customer pricing, significant discounts, extended payment terms and volume rebates and such terms can adversely impact our net sales, margins and financial results and may also negatively impact our days sales outstanding to the extent these orders become a larger proportion of our overall net sales. These customers may request broad indemnity obligations and large direct and consequential damage provisions in the event their contracts with us are breached, and these provisions may expose us to risk and liabilities in excess of our standard terms and conditions of sale. While we attempt to limit the number of contracts that contain the non-standard terms of sale described above and attempt to contractually limit our potential liability under such contracts, we have been and expect to be required to agree to some or all of such provisions to secure these customers and to continue to grow our business. Such actions expose us to significant additional risks which could result in a material adverse impact on our business, results of operations and financial condition.

Revenue Derived from Large Orders Could Adversely Affect our Gross Margin and Could Lead to Greater Variability in our Quarterly Results.    We define our large order business as orders with a value greater than $100,000. These orders may be more sensitive to changes in the global industrial economy, may be subject to greater discount variability, lower gross margins, and may contract at a faster pace during an economic downturn.  To the extent that the amount of our net sales derived from large orders increases in future periods, either in absolute dollars or as a percentage of our overall business, our gross margins could decline, and we could experience greater volatility and see a greater negative impact from future downturns in the global industrial economy. This dynamic may also have an adverse effect on the historical seasonal pattern of our net sales and our results of operations. These types of orders also make managing inventory levels more difficult as we have in the past and may have to in the future build large quantities of inventory in anticipation of future demand that may not materialize.

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

We Operate in Intensely Competitive Markets.    The markets in which we operate are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than we have, and we may face further competition from new market entrants in the future. A key competitor is Keysight Technologies Inc. (“Keysight”) which was formerly part of Agilent. Agilent completed the spin off of Keysight in November 2014. Keysight offers hardware and software products that provide solutions that directly compete with our virtual instrumentation products including its own line of PXI based hardware. Keysight is aggressively advertising and marketing products that are competitive with our products. Because of Keysight’s strong position in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse effect on our operating results.  In May 2015, Danaher Corporation announced its intention to separate into two publicly traded companies. The split-off will result in a new public company comprised of Danaher’s test and measurement platform and other specialty industrial businesses which can compete directly with us.

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

•	general market and economic conditions;
•	our ability to maintain and grow our business with our largest customers;
•	our ability to meet the volume and service requirements of our very large customers;
•	industry consolidation, including acquisitions by us or our competitors;
•	capacity utilization and the efficiency of manufacturing operations;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low cost geographies for manufacturing and/or distribution;
•	product pricing;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	strategic relationships with our suppliers;
•	product quality and performance;
•	protection of our products by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	the outcome of any future litigation or commercial dispute;
•	barriers to entry imposed by competitors with significant market power in new markets; or,
•	government actions throughout the world.

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

If we exceed our budgeted level of expenses or if we cannot reduce expenditures in response to a decrease in net sales, our operating results could be adversely affected. Our spending could exceed our budget due to a number of factors, including:

•	continued foreign currency fluctuations;
•	additional costs related to acquisitions, if any;
•	less than expected capacity utilization of our manufacturing facility in Penang, Malaysia;
•	increased manufacturing costs resulting from component supply shortages or component price fluctuations;
•	additional marketing costs for new product introductions or for conferences and tradeshows;
•	the timing, cost or outcome of any future intellectual property litigation or commercial disputes; or
•	increased component costs resulting from vendors increasing their sales price.

Our Acquisitions are Subject to a Number of Related Costs and Challenges that Could Have a Material Adverse Effect on Our Business and Results of Operations.    In the six month period ended June 30, 2015 and in recent years, we have completed several acquisitions. Achieving the anticipated benefits of an acquisition depends upon whether the integration of the acquired business, products or technology is accomplished efficiently and effectively. In addition, successful acquisitions generally require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and R&D efforts. These difficulties can become more challenging due to the need to coordinate geographically separated organizations, the complexities of the technologies being integrated, and the necessities of integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration of operations following an acquisition also requires the dedication of management resources, which may distract attention from our day-to-day business and may disrupt key R&D, marketing or sales efforts. Our inability to successfully integrate any of our acquisitions could harm our business. The existing products previously sold by entities we have acquired may be of a lesser quality than our products and/or could contain errors that produce incorrect results on which users rely or cause failure or interruption of systems or processes that could subject us to liability claims that could have a material adverse effect on our operating results or financial position. Furthermore, products acquired in connection with acquisitions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transactions.

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

Our Reported Financial Results May be Adversely Affected by Changes in Accounting Principles Generally Accepted in the United States. We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The update is a comprehensive new revenue recognition model that will require a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This new standard will also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. As of the date of this filing, the FASB is drafting a final Accounting Standards Update that is expected to change the effective date of ASU 2014-09 so that it will be effective for our fiscal year 2018 with early adoption permitted for our fiscal year 2017. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

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

Tax Law Changes in Hungary Could Have a Negative Impact on our Effective Tax Rate, Earnings and Results of Operations. The profit from our Hungarian operation benefits from the fact that it is subject to an effective income tax rate that is lower than the U.S. federal statutory tax rate of 35%. Our earnings in Hungary are subject to a statutory tax rate of 19%. In addition, effective January 1, 2010, certain qualified research and development expenses in Hungary became eligible for an enhanced tax deduction. These tax benefits may not be available in future years due to changes in political conditions in Hungary or changes in tax laws in Hungary or in the U.S. The reduction or elimination of these benefits in Hungary or future changes in U.S. law pertaining to the taxation of foreign earnings could result in an increase in our future effective income tax rate which could have a material adverse effect on our operating results. (See “Note 9 – Income taxes” of Notes to Consolidated Financial Statements for additional discussion regarding the impact of these matters on our income taxes).

 Our Income Tax Rate could be Adversely Affected by the Expiration of a Tax Holiday in Malaysia. Profits from our manufacturing facility in Penang, Malaysia are free of tax under a 15 year tax holiday effective January 1, 2013. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The expiration of the tax holiday in Malaysia or future changes in U.S. law pertaining to the taxation of foreign earnings could have a material adverse effect on our operating results. (See “Note 9 – Income taxes” of Notes to Consolidated Financial Statements for additional discussion regarding the impact of this tax holiday on our income taxes).

A Substantial Majority of our Manufacturing, Warehousing and Distribution Capacity is Located Outside of the United States. We manufacture a substantial majority of our product volume at our facilities in Debrecen, Hungary and Penang, Malaysia. Additional production, primarily of RF products and of low volume, complex or newly introduced products is done in Austin, Texas, however, we are transitioning all of our Austin based manufacturing activities to our manufacturing facilities in Hungary and Malaysia by the end of the third quarter. As of June 30, 2015, we had successfully transferred approximately 75% of our remaining Austin based production into Hungary and Malaysia. In 2015, our site in Malaysia is expected to produce approximately 30% of our global production. This production is being generated by transferring existing products from our Austin production facility in support of anticipated growth in our business and introducing new products directly into our Malaysian facility. Our site in Hungary is expected to produce approximately 65% of our global production in 2015.

In order to enable timely shipment of products to our customers we also maintain the vast majority of our inventory at our international locations. In addition to being subject to the risks of maintaining such a concentration of manufacturing capacity and global inventory, these facilities and their operations are also subject to risks associated with doing business internationally, including:

•	the volatility of the Hungarian forint and the Malaysian ringgit relative to the U.S. dollar;
•	changing and potentially unstable political environments;
•	significant and frequent changes in corporate tax laws;
•	difficulty in managing manufacturing operations in foreign countries;
•	challenges in expanding capacity to meet increased demand;
•	difficulty in achieving or maintaining product quality;
•	interruption to transportation flows for delivery of components to us and finished goods to our customers;
•	restrictive labor codes; and,
•	increasing labor costs.

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

Our Business is Dependent on Key Suppliers and Distributors and Disruptions in these Businesses Could Adversely Affect our Business and Results of Operations. Our manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these components are only available through limited sources. Limited source components purchased include custom ASICs, chassis and other components. We have in the past experienced delays and quality problems in connection with limited source components, and there can be no assurance that these problems will not recur in the future. Accordingly, our failure to receive components from limited suppliers could result in a material adverse effect on our net sales and operating results. In the event that any of our limited source suppliers experience significant financial or operational difficulties due to adverse global economic conditions or otherwise, our business and operating results would likely be adversely impacted until we are able to secure another source for the required materials.

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

We Rely on Management Information Systems and Interruptions in our Information Technology Systems Could Adversely Affect our Business.    We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business. We rely on a primary global center for our management information systems and on multiple systems in branches not covered by our global center. As with any information system, unforeseen issues may arise that could affect our ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that our global center for information systems or our branch operations could experience a complete or partial shutdown. A significant system or network disruption could be the result of new system implementations, computer viruses, security breaches, facility issues or energy blackouts. If such a shutdown or disruption occurred, it would adversely impact our product shipments and net sales, as order processing and product distribution are heavily dependent on our management information systems. Such an interruption could also result in a loss of our intellectual property or the release of sensitive competitive information or partner, customer or employee personal data. Any loss of such information could harm our competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages caused by the disruptions or security breaches. Accordingly, our operating results in such periods would be adversely impacted.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our management’s certification of adequate disclosure controls and procedures as of June 30, 2015. Our most recent annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. Our most recent annual report on Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

At June 30, 2015, there were 3,644,241 shares available for repurchase under a repurchase plan approved on April 21, 2010. This repurchase plan does not have an expiration date. The following table provides information as of June 30, 2015 with respect to the shares of our common stock that we repurchased during the second quarter of 2015.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

April 1, 2015 to April 30, 2015	-	-	-	3,932,245

May 1, 2015 to May 31, 2015	288,004	$29.67	288,004	3,644,241

June 1, 2015 to June 30, 2015	-	-	-	3,644,241
Total	288,004	$29.67	288,004	3,644,241

 ITEM 5.OTHER INFORMATION

From time to time our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Jeffrey L. Kodosky and James J. Truchard have made periodic sales of our stock pursuant to such plans.

ITEM 6	EXHIBITS
3.1(1)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(4)	Specimen of Common Stock certificate of the Company.
10.1(4)	Form of Indemnification Agreement.
10.2(5)	1994 Employee Stock Purchase Plan, as amended.*
10.3(6)	National Instruments Corporation Annual Incentive Program, as amended.*
10.4(7)	2005 Incentive Plan.*
10.5(8)	2005 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.6(9)	2005 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.7(10)	2005 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.8(11)	2005 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.9(12)	2010 Incentive Plan.*
10.10(13)	2010 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.11(14)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.12(15)	2010 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.13(16)	2010 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.14(17)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.15(18)	RSU Vesting Acceleration Agreement between the Company and Alexander M. Davern, effective as of October 28, 2014.
10.16(19)	Loan Agreement, dated as of May 9, 2013, by and among National Instruments Corporation, the guarantors from time to time party thereto and Wells Fargo Bank, National Association, as lender.
10.17(20)	2015 Equity Incentive Plan.*
10.18	2015 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.19	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.20	2015 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.21	2015 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.22	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting – Threshold Performance Goal).*
10.23(21)	Performance Cash Incentive Plan.*
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2013.
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2007.
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 8-A on April 27, 2004.
(4)	Incorporated by reference to the Company’s Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(5)	Incorporated by reference to exhibit B of the Company’s Proxy Statement filed on April 1, 2014.
(6)	Incorporated by reference to exhibit 10.4 filed with the Company’s Form 10-K for the fiscal year ended December 31, 2014
(7)	Incorporated by reference to exhibit A of the Company’s Proxy Statement filed on April 4, 2005.
(8)	Incorporated by reference to exhibit 10.8 filed with the Company’s Form 10-Q on August 2, 2006.
(9)	Incorporated by reference to exhibit 10.9 filed with the Company’s Form 10-Q on August 2, 2006.
(10)	Incorporated by reference to exhibit 10.10 filed with the Company’s Form 10-Q on August 2, 2006.
(11)	Incorporated by reference to exhibit 10.11 filed with the Company’s Form 10-Q on August 2, 2006.
(12)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on May 17, 2010.
(13)	Incorporated by reference to exhibit 10.2 filed with the Company’s Form 8-K filed on June 24, 2010.
(14)	Incorporated by reference to exhibit 10.3 filed with the Company’s Form 8-K filed on June 24, 2010.
(15)	Incorporated by reference to exhibit 10.4 filed with the Company’s Form 8-K filed on June 24, 2010.
(16)	Incorporated by reference to exhibit 10.5 filed with the Company’s Form 8-K filed on June 24, 2010.
(17)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on April 25, 2014.
(18)	Incorporated by reference to exhibit 10.16 filed with the Company’s Form 10-K for the fiscal year ended December 31, 2014.
(19)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on May 13, 2013.
(20)	Incorporated by reference to exhibit B of the Company’s Proxy Statement filed on April 1, 2015.
(21)	Incorporated by reference to exhibit C of the Company’s Proxy Statement filed on April 1, 2015.

*	Management Contract or Compensatory Plan or Arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 31, 2015

NATIONAL INSTRUMENTS CORPORATION
By: /s/ Alex M. Davern
Alex M. Davern
EVP, Chief Operating Officer,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)