Form 10-Q
period 2015-09-30
NATIONAL INSTRUMENTS CORP /DE/
filed 2015-10-30
CIK 935494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2015 or

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

Large accelerated filer ☒Accelerated filer ☐Non-accelerated filer ☐Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2015
Common Stock - $0.01 par value	127,296,143

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.Financial Statements

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2015	2014
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$229,235	$274,030
Short-term investments	182,060	197,163
Accounts receivable, net	185,658	202,329
Inventories, net	189,992	173,052
Prepaid expenses and other current assets	58,410	70,075
Deferred income taxes, net	33,675	31,171
Total current assets	879,030	947,820
Property and equipment, net	260,775	264,086
Goodwill	169,770	144,325
Intangible assets, net	82,245	78,282
Other long-term assets	21,487	20,978
Total assets	$1,413,307	$1,455,491
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$53,762	$58,603
Accrued compensation	28,946	33,774
Deferred revenue - current	104,509	105,964
Accrued expenses and other liabilities	14,078	14,714
Other taxes payable	34,636	34,602
Total current liabilities	235,931	247,657
Long-term debt	25,000	-
Deferred income taxes	44,093	47,406
Liability for uncertain tax positions	10,379	10,127
Deferred revenue - long-term	26,427	26,452
Other long-term liabilities	11,874	6,353
Total liabilities	353,704	337,995
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $0.01; 360,000,000 shares authorized; 126,928,562 shares and 127,849,271 shares issued and outstanding, respectively	1,269	1,278
Additional paid-in capital	694,817	662,889
Retained earnings	395,154	464,993
Accumulated other comprehensive loss	(31,637)	(11,664)
Total stockholders’ equity	1,059,603	1,117,496
Total liabilities and stockholders’ equity	$1,413,307	$1,455,491

The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net sales:
Product	$271,683	$287,336	$807,064	$837,824
Software maintenance	28,129	26,365	84,053	73,262
Total net sales	299,812	313,701	891,117	911,086

Cost of sales:
Product	75,144	79,266	225,646	229,529
Software maintenance	2,022	1,683	4,531	4,443
Total cost of sales	77,166	80,949	230,177	233,972

Gross profit	222,646	232,752	660,940	677,114

Operating expenses:
Sales and marketing	114,507	116,736	335,916	348,026
Research and development	52,533	58,972	168,462	170,082
General and administrative	23,255	22,741	69,391	68,854
Total operating expenses	190,295	198,449	573,769	586,962

Operating income	32,351	34,303	87,171	90,152

Other income:
Interest income	396	362	1,089	793
Net foreign exchange gain (loss)	286	(452)	(1,965)	(1,005)
Other income (loss), net	133	(70)	787	283
Income before income taxes	33,166	34,143	87,082	90,223
Provision for (benefit from) income taxes	9,988	(5,559)	23,958	7,275

Net income	$23,178	$39,702	$63,124	$82,948

Basic earnings per share	$0.18	$0.31	$0.49	$0.65

Weighted average shares outstanding - basic	127,935	127,478	128,219	126,785

Diluted earnings per share	$0.18	$0.31	$0.49	$0.65

Weighted average shares outstanding - diluted	128,229	127,903	128,856	127,529

Dividends declared per share	$0.19	$0.15	$0.57	$0.45

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$23,178	$39,702	$63,124	$82,948
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	(3,789)	(9,909)	(14,273)	(10,467)
Unrealized (loss) gain on securities available-for-sale	(348)	(221)	441	(129)
Unrealized (loss) gain on derivative instruments	(7,642)	10,023	(14,378)	8,063
Other comprehensive loss, before tax	(11,779)	(107)	(28,210)	(2,533)
Tax (benefit) expense related to items of other comprehensive income	(3,935)	5,224	(8,238)	4,584
Other comprehensive loss, net of tax	(7,844)	(5,331)	(19,972)	(7,117)
Comprehensive income	$15,334	$34,371	$43,152	$75,831

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flow from operating activities:
Net income	$63,124	$82,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,157	51,011
Stock-based compensation	19,151	19,531
Tax (benefit) expense from deferred income taxes	(7,404)	2,222
Tax benefit from stock option plans	(944)	(1,189)
Changes in operating assets and liabilities:
Accounts receivable	17,162	(7,046)
Inventories	(14,809)	1,247
Prepaid expenses and other assets	(3,370)	(24,887)
Accounts payable	(5,609)	5,279
Deferred revenue	(1,591)	8,709
Taxes, accrued expenses and other liabilities	(386)	2,891
Net cash provided by operating activities	120,481	140,716

Cash flow from investing activities:
Capital expenditures	(28,102)	(30,645)
Capitalization of internally developed software	(22,639)	(22,055)
Additions to other intangibles	(2,240)	(2,238)
Acquisitions, net of cash received	(28,629)	-
Purchases of short-term investments	(29,649)	(107,664)
Sales and maturities of short-term investments	44,752	82,514
Net cash used in investing activities	(66,507)	(80,088)

Cash flow from financing activities:
Proceeds from revolving line of credit	42,000	-
Principal payments on revolving line of credit	(17,000)	-
Proceeds from issuance of common stock	21,252	24,483
Repurchase of common stock	(72,559)	-
Dividends paid	(73,406)	(57,108)
Tax benefit from stock option plans	944	1,189
Net cash used in financing activities	(98,769)	(31,436)

Net change in cash and cash equivalents	(44,795)	29,192
Cash and cash equivalents at beginning of period	274,030	230,263
Cash and cash equivalents at end of period	$229,235	$259,455

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at September 30, 2015 and December 31, 2014, and the results of our operations and comprehensive income for the three and nine month periods ended September 30, 2015, and the cash flows for the nine month period ended September 30, 2015. Our operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine month periods ended September 30, 2015 and 2014, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)		(In thousands)
	(Unaudited)		(Unaudited)
	2015	2014	2015	2014
Weighted average shares outstanding-basic	127,935	127,478	128,219	126,785
Plus: Common share equivalents
Stock options and RSUs	294	425	637	744
Weighted average shares outstanding-diluted	128,229	127,903	128,856	127,529

Stock awards to acquire 1,331,000 shares and 420,000 shares for the three months ended September 30, 2015 and 2014, respectively, and 433,400 shares and 24,300 shares for the nine month periods ended September 30, 2015 and 2014, respectively, were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.

Note 3 – Cash, cash equivalents and short-term investments

The following tables summarize unrealized gains and losses related to our cash, cash equivalents, and short-term investments designated as available-for-sale:

	As of September 30, 2015
(In thousands)	(Unaudited)
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$133,240	$-	$-	$-	$133,240
Money Market Accounts	95,995	-	-	-	95,995
Corporate bonds	118,933	44	(362)	(8,852)	109,763
U.S. treasuries and agencies	69,302	83	-	-	69,385
Time deposits	2,912	-	-	-	2,912
Cash, cash equivalents, and short-term investments	$420,382	$127	$(362)	$(8,852)	$411,295

(In thousands)	December 31, 2014
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$149,598	$-	$-	$-	$149,598
Money Market Accounts	124,432	-	-	-	124,432
Corporate bonds	118,242	54	(254)	(4,966)	113,076
U.S. treasuries and agencies	73,919	1	(8)	-	73,912
Foreign government bonds	8,841	8	-	(1,586)	7,263
Time deposits	2,912	-	-	-	2,912
Cash, cash equivalents, and short-term investments	$477,944	$63	$(262)	$(6,552)	$471,193

The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale:

	As of September 30, 2015
(In thousands)	(Unaudited)
	Adjusted Cost	Fair Value
Due in less than 1 year	$103,808	$103,885
Due in 1 to 5 years	87,339	78,175
Total available-for-sale debt securities	$191,147	$182,060

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$36,381	$36,397
U.S. treasuries and agencies	64,515	64,576
Time deposits	2,912	2,912
Total available-for-sale debt securities	$103,808	$103,885

Due in 1 to 5 years	Adjusted Cost	Fair Value
Corporate bonds	$82,552	$73,366
U.S. treasuries and agencies	4,787	4,809
Total available-for-sale debt securities	$87,339	$78,175

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Inputs that are not based on observable market data

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$95,995	$95,995	-	$-
Short-term investments available for sale:
Corporate bonds	109,763	-	109,763	-
U.S. treasuries and agencies	69,385	-	69,385	-
Time deposits	2,912	2,912	-	-
Derivatives	8,135	-	8,135	-
Total Assets	$286,190	$98,907	$187,283	$-

Liabilities
Derivatives	$(10,948)	-	(10,948)	$-
Total Liabilities	$(10,948)	$-	$(10,948)	$-

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$124,432	$124,432	$-	$-
Short-term investments available for sale:
Corporate bonds	113,076	-	113,076	-
U.S. treasuries and agencies	73,912	-	73,912	-
Foreign government bonds	7,263	-	7,263	-
Time deposits	2,912	2,912	-	-
Derivatives	16,151	-	16,151	-
Total Assets	$337,746	$127,344	$210,402	$-

Liabilities
Derivatives	$(4,253)	$-	$(4,253)	$-
Total Liabilities	$(4,253)	$-	$(4,253)	$-

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

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of similar instruments. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the nine month period ended September 30, 2015. There were no transfers in or out of Level 1 or Level 2 during the nine month period ended September 30, 2015.

As of September 30, 2015, our short-term investments did not include sovereign debt from any country other than the United States.

We did not have any items that were measured at fair value on a nonrecurring basis at September 30, 2015 and December 31, 2014.

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

We have operations in over 50 countries. Sales outside of the Americas accounted for approximately 58% and 58% of our net sales during the three month periods ended September 30, 2015 and 2014, respectively, and 58% and 60% of our net sales during the nine month periods ended September 30, 2015 and 2014, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

  Cash flow hedges

  To help protect against the reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales over the next one to three years, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted net sales and forecasted expenses denominated in foreign currencies with forward and purchased option contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. For option contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the option contracts net of the premium paid designated as hedges. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” We purchase foreign currency forward and option contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, Hungarian forint, British pound, Chinese yuan and Malaysian ringgit) and limit the duration of these contracts to 40 months or less.

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

We held forward contracts with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of September 30, 2015	As of December 31,
	(Unaudited)	2014
Euro	$40,929	$97,198
Japanese yen	1,799	7,798
Hungarian forint	45,516	61,067
British pound	5,770	22,809
Malaysian ringgit	44,467	10,241
Chinese yuan	22,787	-
Total forward contracts notional amount	$161,268	$199,113

The contracts in the foregoing table had contractual maturities of 40 months or less at September 30, 2015 and December 31, 2014.

At September 30, 2015, we expect to reclassify $7 million of gains on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $2.3 million of losses on derivative instruments from accumulated OCI to cost of sales during the next twelve months when the cost of sales are incurred and $2.6 million of losses on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at September 30, 2015. Actual results may vary materially as a result of changes in the corresponding exchange rates subsequent to this date.

We did not record any ineffectiveness from our hedges during the three and nine month periods ended September 30, 2015 and 2014.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 120 days or less. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange loss.” As of September 30, 2015 and December 31, 2014, we held foreign currency forward contracts with a notional amount of $72 million and $78 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, respectively.

	Asset Derivatives
	September 30, 2015		December 31, 2014
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$7,181	Prepaid expenses and other current assets	$14,492

Foreign exchange contracts - LT forwards	Other long-term assets	-	Other long-term assets	-
Total derivatives designated as hedging instruments		$7,181		$14,492

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$954	Prepaid expenses and other current assets	$1,659
Total derivatives not designated as hedging instruments		$954		$1,659

Total derivatives		$8,135		$16,151

	Liability Derivatives
	September 30, 2015		December 31, 2014
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(5,150)	Accrued expenses and other liabilities	$(1,937)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(5,322)	Other long-term liabilities	(1,536)
Total derivatives designated as hedging instruments		$(10,472)		$(3,473)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(476)	Accrued expenses and other liabilities	$(780)
Total derivatives not designated as hedging instruments		$(476)		$(780)

Total derivatives		$(10,948)		$(4,253)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for three month periods ended September 30, 2015 and 2014, respectively:

September 30, 2015
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(4,706)	Net sales	$5,405	Net foreign exchange gain/(loss)	$-

Foreign exchange contracts - forwards and options	(649)	Cost of sales	(698)	Net foreign exchange gain/(loss)	-

Foreign exchange contracts - forwards and options	(2,287)	Operating expenses	(573)	Net foreign exchange gain/(loss)	-
Total	$(7,642)		$4,134		$-

September 30, 2014
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$11,637	Net sales	$999	Net foreign exchange gain/(loss)	$-

Foreign exchange contracts - forwards and options	(1,009)	Cost of sales	32	Net foreign exchange gain/(loss)	-

Foreign exchange contracts - forwards and options	(605)	Operating expenses	24	Net foreign exchange gain/(loss)	-
Total	$10,023		$1,055		$-

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		September 30, 2015	September 30, 2014
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$2,967	$2,223

Total		$2,967	$2,223

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the nine month periods ended September 30, 2015 and 2014, respectively:

September 30, 2015
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(7,599)	Net sales	$	$ 15,687	Net foreign exchange gain/(loss)	$-

Foreign exchange contracts - forwards and options	(2,608)	Cost of sales		(1,540)	Net foreign exchange gain/(loss)	-

Foreign exchange contracts - forwards and options	(4,171)	Operating expenses		(1,315)	Net foreign exchange gain/(loss)	-
Total	$(14,378)			$12,832		$-

September 30, 2014
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$10,660	Net sales	$1,114	Net foreign exchange gain/(loss)	$-

Foreign exchange contracts - forwards and options	(1,748)	Cost of sales	214	Net foreign exchange gain/(loss)	-

Foreign exchange contracts - forwards and options	(849)	Operating expenses	128	Net foreign exchange gain/(loss)	-
Total	$8,063		$1,456		$-

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		September 30, 2015	September 30, 2014
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$3,606	$1,413

Total		$3,606	$1,413

Note 6 – Inventories, net

Inventories, net consist of the following:

	September 30, 2015	December 31,
(In thousands)	(Unaudited)	2014

Raw materials	$98,253	$79,376
Work-in-process	8,898	6,675
Finished goods	82,841	87,001
	$189,992	$173,052

Note 7 – Intangible assets, net

Intangible assets at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015
(In thousands)	(Unaudited)			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$70,529	$(25,050)	$45,479	$58,343	$(22,853)	$35,490
Acquired technology	85,545	(68,302)	17,243	88,216	(65,663)	22,553
Patents	29,794	(14,419)	15,375	27,791	(12,859)	14,932
Other	27,776	(23,628)	4,148	28,380	(23,073)	5,307
	$213,644	$(131,399)	$82,245	$202,730	$(124,448)	$78,282

Software development costs capitalized for the three month periods ended September 30, 2015 and 2014 were  $11.7 million and $5.5 million,  respectively, and related amortization expense was $4.4 million and $4.1 million, respectively. For the nine month periods ended September 30, 2015 and 2014, capitalized software development costs were $24 million and $23 million, respectively, and related amortization expense was $14 million and $10 million, respectively. Capitalized software development costs for the three month periods ended September 30, 2015 and 2014 included costs related to stock based compensation of $480,000 and $193,000, respectively. For the nine month periods ended September 30, 2015 and 2014, capitalized software development costs included costs related to stock based compensation of $950,000 and $533,000, respectively. The related amounts in the table above are net of fully amortized assets.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Acquired technology and other intangible assets are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally 10 to 17 years. Total intangible assets amortization expenses were $9 million for each of the three months ended September 30, 2015 and 2014, and $26 million and $24 million for the nine month periods ended September 30, 2015 and 2014, respectively.

 Note 8 – Goodwill

The carrying amount of goodwill as of September 30, 2015, was as follows:

Amount
(In thousands)
Balance as of December 31, 2014	$144,325
Acquisitions	26,797
Foreign currency translation impact	(1,352)
Balance as of September 30, 2015 (unaudited)	$169,770

The excess purchase price over the fair value of assets acquired is recorded as goodwill. As we have one operating segment, we allocate goodwill to one reporting unit for goodwill impairment testing. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 28, 2015. No impairment of goodwill was identified during 2015 or 2014. (See “Note 17 – Acquisitions” of Notes to Consolidated Financial Statements for additional discussion related to our acquisitions during the nine month period ended September 30, 2015.)

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

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $11.3 million and $11.1 million of unrecognized tax benefits at September 30, 2015 and December 31, 2014, respectively, all of which would affect our effective income tax rate if recognized. We recorded no change in unrecognized tax benefits for the nine month period ended September 30, 2015. As of September 30, 2015, it is reasonably possible that we will recognize tax benefits in the amount of $3.4 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority.  Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2015, we had approximately $1.1 million accrued for interest related to uncertain tax positions. The tax years 2008 through 2014 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 30% and (16)% for the three month periods ended September 30, 2015 and 2014, respectively, and 28% and 8% for the nine month periods ended September 30, 2015 and 2014, respectively. For the three and nine month periods ended September 30, 2015, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, and the release of a deferred tax asset valuation allowance.  For the three and nine month periods ended September 30, 2014, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit, and a decrease in unrecognized tax benefits. We also recognized a tax benefit of $14 million for the year ended December 31, 2014 related to a settlement with the Internal Revenue Service of the examination of our U.S. income tax returns for 2010 and 2011.

Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $500,000 and $600,000 for the three month periods ended September 30, 2015 and 2014, respectively, and $2.2 million and $4.6 million for the nine month periods ended September 30, 2015 and 2014, respectively.

The tax position of our Hungarian operation continues to benefit from assets created by the restructuring of our operations in Hungary. In addition, our research and development activities in Hungary continue to benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. Partial release of the valuation allowance on assets from the restructuring and the enhanced tax deduction for research expenses resulted in income tax benefits of $1.9 million and $1.5 million for the three month periods ended September 30, 2015 and 2014, respectively, and $6.0 million and $7.3 million for the nine month periods ended September 30, 2015 and 2014, respectively.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2027. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The tax holiday resulted in income tax benefits of $460,000 and $1.3 million for the three month periods ended September 30, 2015 and 2014, respectively, and $2.2 and $1.6 million for the nine month periods ended September 30, 2015 and 2014, respectively.

No other taxing jurisdictions had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the IRS with regard to any foreign jurisdictions.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward and option contracts and securities classified as available-for-sale. The accumulated other comprehensive income, net of tax, for the nine month periods ended September 30, 2015 and 2014, consisted of the following:

	September 30, 2015
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2014	$(17,304)	$(1,399)	$7,039	$(11,664)
Current-period other comprehensive (loss) income	(14,273)	441	(1,547)	(15,379)
Reclassified from accumulated OCI into income	-	-	(12,832)	(12,832)
Income tax (benefit) expense	(3,318)	88	(5,008)	(8,238)
Balance as of September 30, 2015	$(28,259)	$(1,046)	$(2,332)	$(31,637)

	September 30, 2014
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2013	$1,311	$(1,066)	$2,305	$2,550
Current-period other comprehensive (loss) income	(10,467)	(129)	9,519	(1,077)
Reclassified from accumulated OCI into income	-	-	(1,456)	(1,456)
Income tax expense	1,494	75	3,015	4,584
Balance as of September 30, 2014	$(10,650)	$(1,270)	$7,353	$(4,567)

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

Awards under the plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares under the options vested over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may have accelerated based on the Company’s previous year’s earnings and revenue growth but shares could not accelerate to vest over a period of less than five years. Stock options were required to be exercised within ten years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimated the potential forfeitures of stock grants and adjusted the compensation cost recorded accordingly. During nine month period ended September 30, 2015, we did not make any changes in accounting principles or methods of estimates related to the 1994 Plan.

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

Our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”) on May 12, 2015. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 2,518,416 shares of common stock that were reserved but not issued under the 2010 Plan as of May 12, 2015, and any shares that were returned to the 1994, 2005, and the 2010 Plans as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2015 Plan, administered by the Compensation Committee of the Board of Directors, provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. There were 5,437,262 shares available for grant under the 2015 Plan at September 30, 2015.

We estimate potential forfeitures of RSUs and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the nine month period ended September 30, 2015, we did not make any changes in accounting principles or methods of estimates related to the 2010 and 2015 Plans.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. On May 13, 2014, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan. At September 30, 2015, we had 2,416,316 shares of common stock reserved for future issuance under this plan. We issued 842,717 shares under this plan in the nine month period ended September 30, 2015. The weighted average purchase price of the employees’ purchase rights was $24.72 per share. During the nine month period ended September 30, 2015, we did not make any changes in accounting principles or methods of estimates with respect to such plan.

Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

We have 5,000,000 authorized shares of preferred stock. On January 21, 2004, our Board of Directors designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with the adoption of a Preferred Stock Rights Agreement which expired on May 10, 2014. There were no shares of preferred stock issued and outstanding at September 30, 2015.

Stock repurchases and retirements

From time to time, our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. Under the current program, we repurchased a total of 2,212,301 shares of our common stock at a weighted average price per share of $28.94 during the three months ended September 30, 2015. We repurchased a total of 2,500,305 shares of our common stock at a weighted average price per share of $29.02 during the nine months ended September 30, 2015. We did not make any purchases under this program during the years ended December 31, 2014 and 2013. At September 30, 2015, there were 1,431,940 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date.

During the nine month period ended September 30, 2015, we received less proceeds from the exercise of stock options compared to the nine month period ended September 30, 2014. Since 2005, it has been our practice to issue RSUs and not stock options to eligible employees which, over time, reduced the number of stock options available for exercise. Unlike the exercise of stock options, the issuance of shares upon vesting of RSUs does not result in any cash proceeds to us. At September 30, 2015, there were no options outstanding as all remaining options were either exercised or expired during the nine month period ended September 30, 2015. As such, we will not generate any proceeds from stock option exercises in the future.

Note 12 – Segment and geographic information

We operate as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who is our chief executive officer, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Since we operate in one operating segment, all required financial segment information can be found in the condensed consolidated financial statements and the notes thereto.

We previously disaggregated net sales for four geographic regions which are the Americas, Europe, East Asia, and Emerging Markets. Beginning with the third quarter of 2015, we are disaggregating net sales into three geographic regions which will include Americas; Europe, Middle East, India, and Africa (EMEIA); and Asia-Pacific (APAC). This resulted in the revenue previously reported under the Emerging Markets region being allocated to the EMEIA and APAC regions. We have revised information from comparative periods to conform to the September 30, 2015 presentation. Our sales to these regions share similar economic characteristics, similar product mix, similar customers, and similar distribution methods. Revenue from the sale of our products, which are similar in nature, and software maintenance is reflected as total net sales in our Consolidated Statements of Income.

  Total net sales by the major geographic areas in which we operate, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2015	2014	2015	2014
Net sales:
Americas	$126,477	$130,314	$371,479	$365,433
EMEIA	97,899	95,839	289,130	296,396
APAC	75,436	87,548	230,508	249,257
	$299,812	$313,701	$891,117	$911,086

Based on the billing location of the customer, total sales outside the U.S. for the three month periods ended September 30, 2015 and 2014 were $180 million and $191 million, respectively, and $544 million and $569 million for the nine month periods ended September 30, 2015 and 2014, respectively.

Total property and equipment, net, outside the U.S. was $140 million and $145 million as of September 30, 2015 and December 31, 2014, respectively.

Note 13 - Debt

On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association. The Loan Agreement provides for a $50 million unsecured revolving line of credit with a scheduled maturity date of May 9, 2018 (the “Maturity Date”). Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Loan Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Loan Agreement. As of September 30, 2015, we had outstanding $25 million in borrowings under this line of credit. During the three and nine month periods ended September 30, 2015, we incurred interest expense related to our outstanding borrowings of $53,000 based on a weighted average annual interest rate of 1.33%.

The loans bear interest, at our option, at a base rate determined in accordance with the Loan Agreement, plus a spread of 0.0% to 0.5%, or a LIBOR rate plus a spread of 1.125% to 2.0%, in each case with such spread determined based on a ratio of consolidated indebtedness to EBITDA, determined in accordance with the Loan Agreement. Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date. We are also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.175% to 0.300%, with such rate determined based on the ratio described above. The Loan Agreement contains customary affirmative and negative covenants. The affirmative covenants include, among other things, delivery of financial statements, compliance certificates and notices; payment of taxes and other obligations; maintenance of existence; maintenance of properties and insurance; and compliance with applicable laws and regulations. The negative covenants include, among other things, limitations on indebtedness, liens, mergers, consolidations, acquisitions and sales of assets, investments, changes in the nature of the business, affiliate transactions and certain restricted payments. The Loan Agreement also requires us to maintain a ratio of consolidated indebtedness to EBITDA equal to or less than 3.25 to 1.00, and a ratio of consolidated EBITDA to interest expense greater than or equal to 3.00 to 1.00, in each case determined in accordance with the Loan Agreement. As of September 30, 2015, we were in compliance with all covenants in the Loan Agreement.

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

We amended the Loan Agreement in October 2015. (See “Note 18 – Subsequent Events” of Notes to Consolidated Financial Statements for additional information on the amendment of our revolving line of credit)

Note 14 – Commitments and contingencies

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

The warranty reserve for the nine month periods ended September 30, 2015 and 2014 was as follows:

	Nine Months Ended September 30,
(In thousands)	(Unaudited)
	2015	2014
Balance at the beginning of the period	$1,885	$1,764
Accruals for warranties issued during the period	3,572	4,929
Settlements made (in cash or in kind) during the period	(3,732)	(4,684)
Balance at the end of the period	$1,725	$2,009

As of September 30, 2015, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $6.8 million over the next twelve months.

As of September 30, 2015, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $1.1 million, which are generally payable over the next twelve months.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. The adoption of this standard is not expected to have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which amends ASC 350, Intangibles - Goodwill and Other. The amendments provide guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements) includes a software license and, based on that determination, how to account for such arrangements. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. The adoption of this standard is not expected to have a material impact on our financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The amendments in ASU 2015-11 require that an entity measure inventory at the lower of cost and net realizable value. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The adoption of this standard is not expected to have a material impact on our financial statements.

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

Note 17 – Acquisitions

During the nine month period ending September 30, 2015, we acquired three businesses, all of which were treated as business combinations. The total purchase price for these acquisitions was $32 million and consisted of $29 million in cash and $3 million in shares of our common stock. The acquired businesses included BEECube, a technology innovator and leading supplier of high-performance FPGA prototyping and deployment products for advanced wireless research, wireless infrastructure and military/defense applications and a PXI modular instruments hardware product line from Cobham plc. Our consolidated financial statements include the operating results from the dates of acquisition. Pro-forma results of operations have not been presented because the effects of the acquired operations were not material.

Note 18 – Subsequent events

 Acquisition of Micropross. On October 23, 2015, we completed the acquisition of Micropross, a supplier of software-based test systems for Near Field Communications (NFC), smart cards, and wireless charging test systems, pursuant to an Agreement for the Sale and Purchase of Shares (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the purchase price was approximately $108 million, net of cash and debt assumed, of which approximately 90 percent was paid in cash and the remainder was paid by us issuing an aggregate of 367,481 shares of our common stock.  The results of operations of Micropross will be included in our consolidated financial statements from the date of acquisition.  Micropross is a wholly owned subsidiary of M2, a privately held French holding company.

Amendment of unsecured credit facility. On October 29, 2015, we entered into a First Amendment to Loan Agreement (the “Amendment”) with Wells Fargo, which amends our Loan Agreement.  Among other things, the Amendment amends the Loan Agreement to (i) increase the unsecured revolving line of credit from $50.0 million to $125.0 million, (ii) extend the maturity date of the line of credit from May 9, 2018 to October 29, 2020, and (iii) provide us with an option to request increases to the line of credit of up to an additional $25.0 million in the aggregate, subject to consent of the Lender and terms and conditions to be mutually agreed between us and the Lender.

Dividends declared. On October 21, 2015, our Board of Directors declared a quarterly cash dividend of $0.19 per common share, payable on November 30, 2015, to stockholders of record on November 9, 2015.

We have evaluated subsequent events through the date the financial statements were issued.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding our future financial performance, operations or other matters (including, without limitation, statements to the effect that we “believe,” "expect," "plan," "may," "will," "project," "continue," or "estimate" or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” beginning on page 35, and in the discussion below. Readers are also encouraged to refer to the documents regularly filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2014,  for further discussion of our business and the risks attendant thereto.

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

Leveraging a worldwide sales, distribution and manufacturing network

We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators, and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 58% of our net sales during each of the three month periods ended September 30, 2015 and 2014, and approximately 58% and 60% of our net sales during the nine month periods ended September 30, 2015 and 2014, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total net sales will continue to be derived from international sales. (See “Note 12 – Segment and geographic information” of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales).

We manufacture all of our product volume at our facilities in Debrecen, Hungary and Penang, Malaysia. Additional production, primarily of RF products and of low volume, complex or newly introduced products was previously done in Austin, Texas, however, we completed the transition of all of our Austin based manufacturing activities to our manufacturing facilities in Hungary and Malaysia in the third quarter. In the remainder of 2015, our site in Malaysia is expected to produce approximately 35% of our global production and our site in Hungary is expected to produce approximately 65% of our global production in 2015. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. Most of our electronic circuit card assemblies, modules and chassis are manufactured in house, although subcontractors are used from time to time. The majority of our electronic cable assemblies are produced by subcontractors; however, we do manufacture some on an exception basis. Our software duplication, technical manuals and product support documentation is primarily produced by subcontractors.

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

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. In assessing our business, we consider the trends in the Global Purchasing Managers’ Index (“PMI”), global industrial production as well as industry reports on the specific vertical industries that we target. Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the Global PMI. In the three month period ended September 30, 2015, the average of the Global PMI was 50.8, the lowest quarterly average since the fourth quarter of 2012. The average of the new order element of the Global PMI was 51.3 for the quarter ended September 30, 2015. During the three month period ended September 30, 2015, the PMI in the U.S. and the Eurozone maintained readings above 50. We are unable to predict whether the industrial economy, as measured by the PMI, will remain above the neutral reading of 50, strengthen or contract during the remainder of 2015.

During the third quarter of 2015, we continued to experience challenges in our business as a result of the continued strength of the U.S. dollar, a decrease in revenue from our largest customer, and continued weakness in the oil and gas and personal computer (“PC”) markets. In the third quarter of 2015, we also saw a 2% year over year decrease from orders under $20,000, a 3% year over year increase from orders between $20,000 and $100,000, and a 7% year over year decrease from orders over $100,000. Excluding our largest customer, orders over $100,000 were up 4% year over year. The timing and amount of orders from our largest customer are unpredictable and therefore can cause unusual variations in the results and trends of our business. See “Results of Operations” below for additional discussion on the impact of orders from our largest customer on our business for the nine month period ended September 30, 2015.

During the third quarter of 2015, we continued to experience broad volatility in the foreign exchange markets and a strong U.S. dollar in many of the currency markets where we have exposure. As of the date of this filing, the U.S. dollar index, as tracked by the St. Louis Federal Reserve, remains near a ten year high. See “Results of Operations” below for additional discussion on the impact of foreign exchange rates on our business for the nine month period ended September 30, 2015.

For the fourth quarter of 2015, we expect that the strong U.S. dollar will continue to have a negative impact on the U.S. dollar equivalent of our foreign currency denominated sales. The Euro represents our most significant exposure and where we expect to see the greatest negative impact from the strength of the U.S. dollar during the fourth quarter of 2015 compared to fourth quarter of 2014. We have hedging programs in place to help mitigate the risks associated with these types of foreign currency risks. However, there can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in the foreign currency markets in which we do business. (See “Note 5 – Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for additional details concerning hedging programs.)

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2015	2014	2015	2014
Net sales:
Americas	42.2%	41.5%	41.7%	40.1%
EMEIA	32.6	30.6	32.4	32.5
APAC	25.2	27.9	25.9	27.4
Total net sales	100.0	100.0	100.0	100.0
Cost of sales	25.7	25.8	25.8	25.7
Gross profit	74.3	74.2	74.2	74.3
Operating expenses:
Sales and marketing	38.2	37.2	37.7	38.2
Research and development	17.5	18.8	18.9	18.7
General and administrative	7.8	7.2	7.8	7.6
Total operating expenses	63.5	63.3	64.4	64.4
Operating income	10.8	10.9	9.8	9.9
Other income (expense):
Interest income	0.1	0.1	0.1	0.1
Net foreign exchange loss	0.1	(0.1)	(0.2)	(0.1)
Other income, net	0.0	0.0	0.1	0.0
Income before income taxes	11.1	10.9	9.8	9.9
Provision for income taxes	3.3	(1.8)	2.7	0.8
Net income	7.7%	12.7%	7.1%	9.1%

  Figures may not sum due to rounding.

Results of Operations for the three and nine month periods ended September 30, 2015 and 2014

Net Sales.    Our net sales were $300 million and $314 million for the three month periods ended September 30, 2015 and 2014, respectively, a decrease of 4%. For such periods, product sales were $272 million and $287 million, respectively, a decrease of 5% and software maintenance sales were $28 million and $26 million, respectively, an increase of 7%. Software maintenance sales grew at a faster rate than our overall net sales as a result of increased sales of our enterprise software agreements.

For the nine month periods ended September 30, 2015 and 2014, our net sales were $891 million and $911 million, respectively, a decrease of 2%. For the same periods, product sales were $807 million and $838 million, respectively, a decrease of 4%, and software maintenance sales were $84 million and $73 million, respectively, an increase of 15%. Software maintenance sales grew at a faster rate than overall net sales as a result of increased sales of our enterprise software agreements during the nine month period ended September 30, 2015, compared to the nine month period ended September 30, 2014.

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

Large orders, defined as orders with a value greater than $100,000, decreased by 7% year over year during the three months ended September 30, 2015, compared to the year over year increase of 10% in the three month period ended September 30, 2014. In the nine month period ended September 30, 2015, large orders decreased by 7% year over year compared to the year over year increase of 13% during the nine month period ended September 30, 2014. A significant factor in the contraction of our large orders in the three and nine month periods ended September 30, 2015, compared to the comparable periods in 2014 was the result of a decrease in orders from our largest customer. Year over year, orders from our largest customer decreased by 54% in the three months ended September 30, 2015 and decreased by 64% in the nine month period ended September 30, 2015. Excluding the impact of our largest customer, large orders increased by 4% year over year during the three month period ended September 30, 2015, and increased by 13% year over year during the nine month period ended September 30, 2015. Orders from our largest customer are discussed in more detail below. During the three month periods ended September 30, 2015 and 2014, large orders were 20% and

22% of our total orders, respectively, and for the nine month periods ended September 30, 2015 and 2014, large orders were 22% and 23% of our total orders, respectively. Large orders are more volatile, are subject to greater discount variability and may contract at a faster pace during an economic downturn compared to our other orders.

We are serving several different applications for our largest customer. During the three month periods ended September 30, 2015 and 2014, we received $5.7 million and $12 million, respectively, in orders from our largest customer. During the nine month periods ended September 30, 2015 and 2014, we received $19 million and $51 million, respectively, in new orders from our largest customer. In the three month periods ended September 30, 2015 and 2014, we recognized net sales of $5.9 million and $17 million, respectively, from these orders, and in the nine month periods ended September 30, 2015 and 2014, we recognized net sales of $19 million and $44 million, respectively.

For the three month periods ended September 30, 2015 and 2014, net sales in the Americas were $126 million and $130 million, respectively, a decrease of 3%. Sales in the Americas, as a percentage of net sales were 42% in each of the three month periods ended September 30, 2015 and 2014. In EMEIA, net sales were $98 million and $96 million in the three month periods ended September 30, 2015 and 2014, respectively, an increase of 2%. Sales in EMEIA, as a percentage of net sales were 33% and 31% in the three month periods ended September 30, 2015 and 2014, respectively. In APAC, net sales were $75 million and $88 million in the three month periods ended September 30, 2015 and 2014, respectively, a decrease of 14%. Sales in APAC, as a percentage of net sales were 25% and 28% for the three month periods ended September 30, 2015 and 2014, respectively.

For the nine month periods ended September 30, 2015 and 2014, net sales in the Americas were $371 million and $365 million, respectively, an increase of 2%. Sales in the Americas, as a percentage of net sales were 42% and 40% in the nine month periods ended September 30, 2015 and 2014, respectively. In EMEIA, net sales were $289 million and $296 million in the nine month periods ended September 30, 2015 and 2014, respectively, a decrease of 2%. Sales in EMEIA, as a percentage of net sales were 32% and 33% in the nine month periods ended September 30, 2015 and 2014, respectively. In APAC, net sales were $231 million and $249 million in the nine month periods ended September 30, 2015 and 2014, respectively, a decrease of 8%. Sales in APAC, as a percentage of net sales were 26% and 27% in the nine month periods ended September 30, 2015 and 2014, respectively.

We expect sales outside of the Americas to continue to represent a significant portion of our net sales. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), EMEIA, and APAC are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. For the three month period ended September 30, 2015, in local currency terms, our net sales increased by $3.4 million or 1.1%, Americas sales decreased by $1.1 million or 1%, EMEIA sales increased by $11 million or 12%, and APAC sales decreased by $7 million or 8%, compared to the three month period ended September 30, 2014. During the same period, the change in exchange rates had the effect of decreasing our net sales by $17 million or 5.5%, decreasing Americas sales by $2.7 million or 2.1%, decreasing EMEIA sales by $9.4 million or 9.8%, and decreasing APAC sales by $5.2 million or 5.9%.

For the nine month period ended September 30, 2015, in local currency terms, our net sales increased by $34 million or 4%, Americas sales increased by $14 million or 4%, EMEIA sales increased by $26 million or 9%, and APAC sales decreased by $6 million or 2%, compared to the nine month period ended September 30, 2014. During this same period, the change in exchange rates had the effect of decreasing our net sales by $54 million or 6%, decreasing Americas sales by $8 million or 2.2%, decreasing EMEIA sales by $33 million or 11%, and decreasing APAC sales by $13 million or 5.1%.

To help protect against changes in U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted net sales denominated in foreign currencies with average rate forward contracts. During the three month periods ended September 30, 2015 and 2014, these hedges had the effect of increasing our net sales by $5.4 million and $999,000, respectively. During the nine month periods ended September 30, 2015 and 2014, these hedges had the effect of increasing our net sales by $16 million and $1.1 million, respectively. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our net sales for 2015 and 2014).

Gross Profit. For the three month periods ended September 30, 2015 and 2014, gross profit was $223 million and $233 million, respectively, a decrease of 4%. As a percentage of sales, gross profit was 74% for each of the three month periods ended September 30, 2015 and 2014. For the nine month periods ended September 30, 2015 and 2014, gross profit was $661 million and $677 million, respectively, a decrease of 2%. As a percentage of sales, gross profit was 74% for each of the nine month periods ended September 30, 2015 and 2014.  Our gross profit as a percentage of sales is impacted by many factors including changes in the amount of orders from our largest customer and changes in the foreign currency exchange markets. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle.

For the three month periods ended September 30, 2015 and 2014, the change in exchange rates had the effect of decreasing our cost of sales by $3.0 million and $186,000, respectively. For the nine month periods ended September 30, 2015 and 2014, the change in exchange rates had the effect of decreasing our cost of sales by $7.3 million and $782,000, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During the three month periods ended September 30, 2015 and 2014, these hedges had the effect of increasing our cost of sales by $698,000 and decreasing our cost of sales by $32,000, respectively. During the nine month periods ended September 30, 2015 and 2014, these hedges had the effect of increasing our cost of sales by $1.5 million and decreasing our cost of sales by $214,000, respectively. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our cost of sales for 2015 and 2014).

Operating Expenses. For the three month periods ended September 30, 2015 and 2014, operating expenses were $190 million and $198 million, respectively, a decrease of 4%. As a percentage of sales, operating expenses were 63% for each of the three month periods ended September 30, 2015 and 2014. During the three month period ending September 30, 2015, the year over year change in exchange rates had the effect of decreasing our operating expenses by $11 million. Additionally, there were increases in operating expenses including travel costs of $1.4 million, personnel related expenses of $3.7 million, marketing and outside services costs of $1 million, and building and equipment costs of $2.3 million which were partially offset by a decrease in software development costs of $5.9 million due to an increase in capitalization of software development costs compared to the three month period ending September 30, 2014.

For the nine month periods ended September 30, 2015 and 2014, operating expenses were $574 million and $587 million, respectively, a decrease of 2%. As a percentage of sales, operating expenses were 64% for each of the nine month periods ended September 30, 2015 and 2014. During the nine month period ending September 30, 2015, the year over year change in exchange rates had the effect of decreasing our operating expenses by $30 million. During the nine month period ended September 30, 2015, software development costs were relatively flat compared to the nine month period ended September 30, 2014. Additionally, there were decreases in marketing and outside services costs of $1 million offset by increases in other operating expenses including travel costs of $4 million, personnel related expenses of $6 million, and building and equipment costs of $7 million.

We believe that our long-term growth and success depends on developing high quality software and hardware products on a timely basis. We are focused on leveraging recent investments in research and development and in our field sales force and taking actions to help ensure that those resources are concentrated in areas and on initiatives that will contribute to future growth in our business. For the three month periods ended September 30, 2015 and 2014, our sales and marketing expenses were $115 million and $117 million, respectively, and our research and development expenses were $53 million and $59 million, respectively. For the nine month periods ended September 30, 2015 and 2014, our sales and marketing expenses were $336 million and $348 million, respectively, and our research and development expenses were $168 million and $170 million, respectively. The decrease in research and development expenses for the nine month period ended September 30, 2015, compared to the nine month period ended September 30, 2014, was primarily driven by the increase in capitalized software development costs during the first nine months of 2015. Overall headcount for our operating functions increased by 264 from September 30, 2014 to September 30, 2015.

Operating Income.  For the three month periods ended September 30, 2015 and 2014, operating income was $32 million and $34 million, respectively, a decrease of 6%. As a percentage of net sales, operating income was 11% in both periods.  For the nine month periods ended September 30, 2015 and 2014, operating income was $87 million and $90 million, respectively, a decrease of 3%. As a percentage of net sales, operating income was 10% in both periods. The decreases in operating income in absolute dollars for the three month period ended September 30, 2015, compared to the three month period ended September 30, 2014, and for the nine month period ended September 30, 2015, compared to the nine month period ended September 30, 2014, are attributable to the factors discussed in Net Sales, Gross Profit and Operating Expenses above.

Interest Income.    For the three month periods ended September 30, 2015 and 2014, interest income was $396,000 and $362,000, respectively. For the nine month periods ended September 30, 2015 and 2014, interest income was $1.1 million and $793,000, respectively. We continue to see low yields for high quality investment alternatives that comply with our corporate investment policy. We do not expect yields in these types of investments to increase significantly during the remainder of 2015.

Net Foreign Exchange Loss.    For the three month periods ended September 30, 2015 and 2014, net foreign exchange gain was $286,000 and net foreign exchange loss was $(452,000), respectively. During the nine month periods ended September 30, 2015 and 2014, net foreign exchange loss was $(2.0) million and $(1.0) million, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During the third quarter of 2015, we continued to see broad volatility in the foreign currency exchange markets and a strong U.S. dollar in many of the currency markets where we have exposure, with the trade-weighted U.S. dollar index, as tracked by the St. Louis Federal Reserve, near a ten year high. We cannot predict the direction or degree of future volatility in these exchange rates. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent net sales and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our net sales growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange loss”. Our hedging strategy decreased our foreign exchange losses by $3 million and decreased our foreign exchange gains by $2.2 million in the three month period ended September 30, 2015 and 2014. Our hedging strategy decreased our foreign exchange losses by $3.6 million and by $1.4 million in the nine month period ended September 30, 2015 and 2014, respectively.  (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities.)

Provision for Income Taxes.    For the three month periods ended September 30, 2015 and 2014, our provision for income taxes reflected an effective tax rate of 30% and (16)%, respectively. For the nine month periods ended September 30, 2015 and 2014, our provision for income taxes reflected an effective tax rate of 28% and 8%, respectively. The factors that caused our effective tax rate to change year-over-year are detailed in the table below:

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
	(Unaudited)	(Unaudited)
Effective tax rate at September 30, 2014	(16)%	8%
Change in profit in foreign jurisdictions with reduced tax rates	4	1
Change in enhanced deduction for certain research and development expenses	1	1
Change in intercompany profit	3	3
Change in tax benefit from equity awards	1	1
Change in unrecognized tax benefits	40	15
Change in valuation allowance related to deferred tax assets	(3)	(1)
Effective tax rate at September 30, 2015	30%	28%

  (See “Note 9 – Income taxes” of Notes to Consolidated Financial Statements for further discussion regarding our effective tax rate).

Other operational metrics

We believe that the following additional unaudited operational metrics assist investors in assessing our operational performance relative to our others in our industry and to our historical results.

Charges related to stock-based compensation, amortization of acquired intangibles and acquisition related transaction costs and restructuring.   For the three and nine month periods ended September 30, 2015 and 2014,  the gross charges related to stock-based compensation as a component of cost of sales, sales and marketing, research and development, general and administrative expenses, the provision for income taxes and the total charges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2015	2014	2015	2014
Stock-based compensation
Cost of sales	$499	$465	$1,427	$1,264
Sales and marketing	2,854	2,756	8,303	8,334
Research and development	2,132	2,497	6,764	7,221
General and administrative	921	877	2,656	2,657
Provision for income taxes	(1,933)	(2,284)	(5,420)	(5,917)
Total	$4,473	$4,311	$13,730	$13,559

For the three and nine month periods ended September 30, 2015 and 2014,  the gross charges related to the amortization of acquisition related intangibles as a component of cost of sales, sales and marketing, research and development, other income, net,  the provision for income taxes and the total charges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2015	2014	2015	2014
Amortization of acquired intangibles
Cost of sales	$2,643	$2,662	$7,858	$7,991
Sales and marketing	423	433	1,299	1,351
Research and development	322	392	983	1,198
Other income, net	145	170	448	507
Provision for income taxes	(1,152)	(1,207)	(3,469)	(3,647)
Total	$2,381	$2,450	$7,119	$7,400

For the three and nine month periods ended September 30, 2015 and 2014,  the gross charges related to acquisition related transaction costs and restructuring as a component of cost of sales, sales and marketing, research and development, general and administrative expenses, the provision for income taxes and the total charges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2015	2014	2015	2014
Acquisition transaction costs and restructuring
Cost of sales	$169	$547	$974	$547
Sales and marketing	-	(24)	-	152
Research and development	-	(42)	-	264
General and administrative	238	38	442	145
Provision for income taxes	(59)	(182)	(390)	(388)
Total	$348	$337	$1,026	$720

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments.  Cash, cash equivalents and short-term investments decreased by $60 million to $411 million at September 30, 2015 from $471 million at December 31, 2014. The following table presents our working capital, cash and cash equivalents and short-term investments:

	September 30, 2015	December 31,	Increase/
(In thousands)	(unaudited)	2014	(Decrease)

Working capital	$643,099	$700,163	$(57,064)
Cash and cash equivalents (1)	229,235	274,030	(44,795)
Short-term investments (1)	182,060	197,163	(15,103)
Total cash, cash equivalents and short-term investments	$411,295	$471,193	$(59,898)

(1) Included in working capital

During the nine month period ended September 30, 2015, our working capital decreased by $57 million compared to December 31, 2014. Overall, current assets decreased by $69 million while current liabilities decreased by $12 million. The decrease in our current assets was the result of a $60 million decrease in cash, cash equivalents and short-term investments, a decrease in accounts receivable of $17 million, and a decrease in prepaid expenses and other current assets of $12 million which was partially offset by an increase in inventory of $17 million and an increase in deferred income taxes of $3 million. The decrease in current liabilities was the result of a decrease in accrued compensation of $4.8 million and a decrease in accounts payable, accrued expenses and other liabilities of $5.5 million, and a decrease in the current portion of our deferred revenue of $1.5 million. The overall decrease in our working capital was primarily the result of the decrease in our cash, cash equivalents and short-term investments due to payments related to our acquisitions of $29 million, our corporate dividend of $73 million, and the repurchase of shares of our common stock of $73 million which was partially offset by net borrowings of $25 million from our line of credit.

Accounts receivable decreased by $17 million to $186 million at September 30, 2015, from $202 million at December 31, 2014. Days sales outstanding increased to 60 days at September 30, 2015, compared to 56 days at December 31, 2014. The decrease in our accounts receivable can primarily be attributed to the decrease in our net sales.

Inventory increased by $17 million to $190 million at September 30, 2015, from $173 million at December 31, 2014. Inventory turns were 1.7 and 1.8 at September 30, 2015 and December 31, 2014, respectively. The increase in our inventory balance was driven by planned increases in product levels to support the transition of our manufacturing operations from Austin, Texas to Debrecen, Hungary and Penang, Malaysia.

Prepaid expenses and other current assets decreased by $12 million to $58 million at September 30, 2015, from $70 million at December 31, 2014. The decrease in our prepaid expenses and other current assets was primarily the result of a decrease of $4.8 million related to federal tax prepayments and an $8 million decrease in the fair value of our currency hedging contracts. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities.)

Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our cash and investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $28 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. At September 30, 2015, we had $411 million in cash, cash equivalents and short-term investments. Approximately $34 million or 8% of these amounts were held in domestic accounts with various financial institutions and $377 million or 92% was held in accounts outside of the U.S. with various financial institutions. At September 30, 2015, we had cash and cash equivalents of $229 million, of which $34 million or 15% was held in domestic accounts and $195 million or 85% was held in various accounts of our foreign subsidiaries. At September 30, 2015, we had short-term investments of $182 million, all of which was held in investment accounts of our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

Cash Provided by and (Used in) in the nine month periods ended September 30, 2015 and 2014. The following table summarizes the proceeds and (uses) of cash:

	Nine Months Ended September 30,
(In thousands)	(unaudited)
	2015	2014
Cash provided by operating activities	$120,481	$140,716
Cash used in investing activities	(66,507)	(80,088)
Cash used in financing activities	(98,769)	(31,436)
Net change in cash equivalents	(44,795)	29,192
Cash and cash equivalents at beginning of year	274,030	230,263
Cash and cash equivalents at end of period	$229,235	$259,455

For the nine month periods ended September 30, 2015 and 2014, cash provided by operating activities was $120 million and $141 million, respectively, a decrease of $21 million. This decrease was due to a decrease in net income of $20 million and a decrease in cash provided by our operating items of less than $1 million.

Investing activities used cash of $67 million during the nine month period ended September 30, 2015, as a result of the purchase price of three acquisitions for $29 million, net of cash received, capital expenditures of $28 million, capitalization of internally developed software and other intangibles of $25 million offset by the net sale of short-term investments of $15 million. Capital expenditures during the nine month period ended September 30, 2015 included leasehold improvements, expansion of existing facilities, computers, equipment and furniture and fixtures to support operations throughout our business. Investing activities used cash of $80 million during the nine month period ended September 30, 2014, as the result of capital expenditures of $31 million, capitalization of internally developed software and other intangibles of $22 million, and the net purchase of short-term investments of $25 million.

Financing activities used cash of $99 million during the nine month period ended September 30, 2015, which was the net result of $73 million used to pay dividends and $73 million used to repurchase shares of our common stock, offset by $25 million received from borrowings from our revolving line of credit and $22 million received from the issuance of our common stock from our employee stock purchase plan and the exercise of employee stock options. Financing activities used cash of $31 million during the nine month period ended September 30, 2014, which was the net result of $57 million used to pay dividends, offset by $24 million received from the issuance of our common stock from our employee stock purchase plan and the exercise of employee stock options.

From time to time, our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. Under the current program, we repurchased a total of 2,500,305 shares of our common stock at a weighted average price per share of $29.02 during the nine months ended September 30, 2015. We did not make any purchases under this program during the years ended December 31, 2014 and 2013. At September 30, 2015, there were 1,431,940 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date.

During the nine month period ended September 30, 2015, we received less proceeds from the exercise of stock options compared to the nine month period ended September 30, 2014. At September 30, 2015, there were no options outstanding as all remaining options were either exercised or expired during the six month period ended June 30, 2015. (See “Note 11 – Authorized shares of common and preferred stock and stock-based compensation plans” of Notes to Consolidated Financial Statements for additional discussion about our equity compensation plans).

Contractual Cash Obligations.    Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. At September 30, 2015, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $6.8 million.

Guarantees are related to payments of customs and foreign grants. At September 30, 2015, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $1.1 million. At December 31, 2014, we had outstanding guarantees for payment of customs, foreign grants and potential customer disputes totaling approximately  $12 million.

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

On October 29, 2015, we entered into a First Amendment to Loan Agreement (the “Amendment”) with Wells Fargo, which amends our Loan Agreement. Among other things, the Amendment amends the Loan Agreement to (i) increase the unsecured revolving line of credit from $50.0 million to $125.0 million, (ii) extend the maturity date of the line of credit from May 9, 2018 to October 29, 2020, and (iii) provide us with an option to request increases to the line of credit of up to an additional $25.0 million in the aggregate, subject to consent of the Lender and terms and conditions to be mutually agreed between us and the Lender.

We may choose to borrow additional funds against our line of credit in future periods to have sufficient domestic cash to fund continued dividends to our stockholders, to fund potential acquisitions or other domestic general corporate purposes without the need to repatriate foreign earnings.

Off-Balance Sheet Arrangements.    We do not have any off-balance sheet debt. At September 30, 2015, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. See “Results of Operations” in this Form 10-Q for further discussion on the effect that changes in the foreign currency exchange rates have on our operating results.

During the third quarter of 2015, we continued to experience broad volatility in the foreign currency exchange markets and a strong U.S. dollar in many of the currency markets where we have exposure, with the trade-weighted U.S. dollar index, as tracked by the St. Louis Federal Reserve, near a ten year high. We cannot predict the direction or degree of future volatility in these exchange rates. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent net sales and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our net sales growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

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

During the three month period ended September 30, 2015, our hedges had the effect of increasing our net sales by $5.4 million, increasing our cost of sales by $698,000 and increasing our operating expenses by $573,000. During the three month period ended September 30, 2014, our hedges had the effect of increasing our net sales by $999,000, decreasing our cost of sales by $32,000, and decreasing our operating expenses by $24,000. During the nine month period ended September 30, 2015, our hedges had the effect of increasing our net sales by $16 million, increasing our cost of sales by $1.5 and increasing our operating expenses by $1.3 million. During the nine month period ended September 30, 2014, our hedges had the effect of increasing our net sales by $1.1 million, decreasing our cost of sales by $214,000, and decreasing our operating expenses by $128,000. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our net sales, cost of sales and operating expenses for the three and nine month periods ended September 30, 2015 and 2014).

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

In recent years, we have made a concentrated effort to increase our net sales through the pursuit of orders with a value greater than $1.0 million. Fulfillment of these contracts can severely challenge our supply chain capabilities at the component acquisition, assembly and delivery stages. These contracts can also require us to develop specific product mitigation plans for product delivery constraints caused by unexpected or catastrophic situations to help assure timely production recovery and to comply with critical delivery commitments where severe contractual liabilities can be imposed on us if we fail to provide the quantity of products at the required delivery times. In order to help mitigate the risks associated with these contractual requirements, we may choose to build inventory levels for certain parts or systems. To the extent our contracts with such customers allow the customer to cancel or delay orders without liability, such contracts expose our business to increased risk of inventory obsolescence.

Market Risk

We are exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in foreign currency values and changes in the market value of our investments.

Cash, Cash Equivalents and Short-Term Investments

At September 30, 2015, we had $229 million in cash, cash equivalents and short-term investments. See Liquidity and Capital Resources above for further discussion regarding our cash, cash equivalents and short-term investments.

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

We account for our investments in debt and equity instruments under FASB ASC 320 Investments – Debt and Equity Securities (“FASB ASC 320”). Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other-than-temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments at September 30, 2015 and December 31, 2014 was $182 million and $197 million, respectively.

We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income, net, in our Consolidated Statements of Income. There were not any other-than-temporary impairments recognized in other expense during nine month period ended September 30, 2015.

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

In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of September 30, 2015, a 100 basis point increase or decrease in interest rates across all maturities would result in a $890,000 increase or decrease in the fair market value of our portfolio. As of December 31, 2014, a similar 100 basis point increase or decrease in interest rates across all maturities would have resulted in a $965,000 increase or decrease in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is an other-than-temporary impairment. Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of September 30, 2015, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

We continue to monitor the stability of the financial markets, particularly those in the emerging markets. We can give no assurance that we will not be negatively impacted by any adverse outcomes in those markets. We also continue to weigh the benefit of the higher yields associated with longer maturities against the interest rate risk and credit rating risk, also associated with these longer maturities when making these decisions. We cannot predict when or if interest rates and investment yields will rise. If yields continue to stay at these low levels, our investment income will continue to be negatively impacted.

Exchange Rate Risk

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at September 30, 2015 and December 31, 2014, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $15.7 million and $13 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2015, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2015, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Financial Performance is Subject to Risks Associated with Changes in the Value of the U.S. Dollar versus Local Currencies. The vast majority of our sales outside of North America are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales price increases cannot be passed through to our customers due to competitive pressures, we will experience a deterioration of our gross and net profit margins. See “Results of Operations” in this Form 10-Q for further discussion on the effect that changes in the foreign currency exchange rates have on our operating results. See “Current business outlook” beginning on page 23 of this Form 10-Q for information regarding recent business conditions.

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

Uncertain Global Economic Conditions Could Materially Adversely Affect Our Business and Results of Operations.  Our operations and performance are sensitive to fluctuations in general economic conditions, both in the U.S. and globally. The ongoing uncertainty created by volatile currency markets, the continued impact of the sanctions against Russia, the continued weakness in the PC and energy sectors, alone or in combination, may continue to have a material adverse effect on our net sales and the financial results of our operations. In addition, we remain concerned about the geopolitical instability in the Middle East as well as the continued volatility of the equity markets. These factors as well as others we may not contemplate could have a material adverse effect on the spending patterns of businesses including our current and potential customers which could have a material adverse effect our net sales and our results of operations. Other factors that could adversely influence demand for our products include  unemployment, labor and healthcare costs, access to credit, consumer and business confidence, and other macroeconomic factors that could have a negative impact on capital investment and spending behavior. See “Current business outlook” beginning on page 23 of this Form 10-Q for information regarding recent business conditions.

Our Current Domestic Cash Position May Not Be Sufficient to Fund our Domestic Cash Needs in the Next Twelve Months and We May Need to Borrow Additional Amounts Under our Credit Agreement, Seek Funding from External Sources or Repatriate Foreign Earnings.    On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association. The Loan Agreement provides for a $50 million unsecured revolving line of credit.  Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. At September 30, 2015, we had $25 million in borrowings outstanding under the Loan Agreement. In October 2015, we entered into a First Amendment to Loan Agreement with Wells Fargo that, among other things, increased the line of credit from $50.0 million to $125.0 million. (See “Note 18 – Subsequent events” for additional information). We may choose to borrow additional funds against our line of credit in future periods in order to have sufficient domestic cash to fund continued dividends to our stockholders, to fund potential acquisitions, to purchase shares under our board authorized share repurchase program or other domestic general corporate purposes without the need to repatriate foreign earnings. Future dividends are subject to declaration by our Board of Directors, and our share repurchase program does not obligate us to acquire any specific number of shares.

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

Orders With a Value of Greater than One Million Dollars Expose Us to Significant Additional Business and Legal Risks that Could Have a Material Adverse Impact on our Business, Results of Operations and Financial Condition. In recent years, we have made a concentrated effort to increase our net sales through the pursuit of orders with a value greater than $1.0 million. These types of orders expose us to significant additional business and legal risks compared to smaller orders. Our very large customers frequently require contract terms that vary substantially from our standard terms of sale. These orders can be accompanied by critical delivery commitments and severe contractual liabilities can be imposed on us if we fail to provide the required quantity of product at the required delivery times. These customers may also impose product acceptance requirements and product performance evaluations which create uncertainty with respect to the timing of our ability to recognize revenue from such orders. In addition, these larger orders are more volatile, are subject to greater discount variability and may contract at a faster pace during an economic downturn. These contracts may also have supply constraint requirements which mandate that we allocate large product inventories for a specific contract. These inventory requirements expose us to higher risks of inventory obsolescence and can adversely impact our ability to provide adequate product supply to other customers.

Fulfillment of these contracts can severely challenge our supply chain capabilities at the component acquisition, assembly and delivery stages. Our contracts with such customers may allow the customer to cancel or delay orders without liability which exposes our business and financial results to significant risk. These contracts can require us to develop specific product mitigation plans for product delivery constraints caused by unexpected or catastrophic situations to help assure quick production recovery. We can attempt to manage this risk but there can be no assurance that we will be successful in our efforts. These customers may demand most favored customer pricing, significant discounts, extended payment terms and volume rebates and such terms can adversely impact our net sales, margins and financial results and may also negatively impact our days sales outstanding to the extent these orders become a larger proportion of our overall net sales. These customers may request broad indemnity obligations and large direct and consequential damage provisions in the event their contracts with us are breached, and these provisions may expose us to risk and liabilities in excess of our standard terms and conditions of sale. While we attempt to limit the number of contracts that contain the non-standard terms of sale described above and attempt to contractually limit our potential liability under such contracts, we have been and expect to be required to agree to some or all of such provisions to secure orders from these customers and to continue to grow our business. Such actions expose us to significant additional risks which could result in a material adverse impact on our business, results of operations and financial condition.

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

Our Product Revenues are Dependent on Certain Industries and Contractions in these Industries Could Have a Material Adverse Effect on Our Results of Operations.    Sales of our products are dependent on customers in certain industries, particularly the telecommunications, semiconductor, consumer electronics, automotive, energy, automated test equipment, defense and aerospace industries. As we have experienced in the past, and as we may continue to experience in the future, downturns characterized by diminished product demand in any one or more of these industries may result in decreased sales and a material adverse effect on our operating results. We cannot predict when and to what degree contractions in these industries may occur, however any sharp or prolonged contraction in one or more of these industries could have a material adverse effect on our business and results of operations.

We are Subject to Various Risks Associated with International Operations and Foreign Economies. Our international sales are subject to inherent risks, including:

•	fluctuations in foreign currencies relative to the U.S. dollar;
•	difficulties and the high tax costs associated with the repatriation of earnings;
•	fluctuations in local economies;
•	difficulties in staffing and managing foreign operations;
•	greater difficulty in accounts receivable collection;
•	costs and risks of localizing products for foreign countries;
•	unexpected changes in regulatory requirements;
•	tariffs and other trade barriers; or,
•	the burdens of complying with a wide variety of foreign laws.

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

We Make Significant Investments in New Products that May Not Be Successful or Achieve Expected Returns. We plan to continue to make significant investments in research, development, and marketing for new and existing products and technologies.  These investments involve a numbers of risks as the commercial success of such efforts depend on many factors, including our ability to anticipate and respond to innovation, achieve the desired technological fit, and be effective with our marketing and distribution efforts.  If our existing or potential customers do not perceive our latest product offerings as providing significant new functionality or value, or if we are late to market with a new product or technology, we may not achieve our expected return on our investments or be able recover the costs expended to develop new product offerings, which could have a material adverse effect on our operating results.  Even if our new products are profitable, our operating margins for new products may not be as high as the margins we have experienced historically.

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

Our Acquisitions are Subject to a Number of Related Costs and Challenges that Could Have a Material Adverse Effect on Our Business and Results of Operations.    In the nine month period ended September 30, 2015 and in recent years, we have completed several acquisitions. Achieving the anticipated benefits of an acquisition depends upon whether the integration of the acquired business, products or technology is accomplished efficiently and effectively. In addition, successful acquisitions generally require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and R&D efforts. These difficulties can become more challenging due to the need to coordinate geographically separated organizations, the complexities of the technologies being integrated, and the necessities of integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration of operations following an acquisition also requires the dedication of management resources, which may distract attention from our day-to-day business and may disrupt key R&D, marketing or sales efforts. Our inability to successfully integrate any of our acquisitions could harm our business. The existing products previously sold by entities we have acquired may be of a lesser quality than our products and/or could contain errors that produce incorrect results on which users rely or cause failure or interruption of systems or processes that could subject us to liability claims that could have a material adverse effect on our operating results or financial position. Furthermore, products acquired in connection with acquisitions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transactions.

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

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

•	general market and economic conditions;
•	our ability to maintain and grow our business with our largest customer;
•	our ability to meet the volume and service requirements of our large customers;
•	industry consolidation, including acquisitions by us or our competitors;
•	capacity utilization and the efficiency of manufacturing operations;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low cost geographies for manufacturing and/or distribution;
•	product pricing;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	strategic relationships with our suppliers;
•	product quality and performance;
•	protection of our products by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	the outcome of any future litigation or commercial dispute;
•	barriers to entry imposed by competitors with significant market power in new markets; or,
•	government actions throughout the world.

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

Our Reported Financial Results May be Adversely Affected by Changes in Accounting Principles Generally Accepted in the U.S. We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The update is a comprehensive new revenue recognition model that will require a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This new standard will also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new standard will be effective for our fiscal year 2018 with early adoption permitted for our fiscal year 2017. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

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

Tax Law Changes in the U.S. Could Have a Negative Impact on our Effective Tax Rate, Earnings and Results of Operations. In 2014, our effective tax rate benefited from the research tax credit in the U.S. This credit expired at the end of 2014 and unless it is extended, we will not be able to take this credit in 2015 or beyond which will have a material negative impact on our effective tax rate in future periods.

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

A Substantial Majority of our Manufacturing, Warehousing and Distribution Capacity is Located Outside of the U.S. In recent years, we have manufactured a substantial majority of our product volume at our facilities in Debrecen, Hungary and Penang, Malaysia. Additional production, primarily of RF products and of low volume, complex or newly introduced products was done in Austin, Texas; however, we recently completed the transition of all of our Austin based manufacturing activities to our manufacturing facilities in Hungary and Malaysia.

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

Concentrations of Credit Risk and Uncertain Conditions in the Global Financial Markets May Adversely Affect Our Business and Result of Operations.    By virtue of our holdings of cash, investment securities and foreign currency derivatives, we have exposure to many different counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks and investment banks. Many of these transactions expose us to credit risk in the event of a default of our counterparties. We continue to monitor the stability of the financial markets, particularly those in the emerging markets. We can give no assurance that we will not be negatively impacted by any adverse outcomes in those markets. There can be no assurance that any losses or impairments to the carrying value of our financial assets as a result of defaults by our counterparties, would not materially and adversely affect our business, financial position and results of operations.

We Rely on Management Information Systems and Interruptions in our Information Technology Systems or Cyber-Attacks on our Systems Could Adversely Affect our Business.  We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business. We rely on a primary global center for our management information systems and on multiple systems in branches not covered by our global center. As with any information system, unforeseen issues may arise that could affect our ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that our global center for information systems or our branch operations could experience a complete or partial shutdown. A significant system or network disruption could be the result of new system implementations, computer viruses, cyber-attacks, security breaches, facility issues or energy blackouts.  Threats to our information technology security can take a variety of forms and individuals or groups of hackers or sophisticated organizations including state-sponsored organizations, may take steps that pose threats to our customers and our infrastructure. If we were to experience a shutdown, disruption or attack, it would adversely impact our product shipments and net sales, as order processing and product distribution are heavily dependent on our management information systems. Such an interruption could also result in a loss of our intellectual property or the release of sensitive competitive information or partner, customer or employee personal data. Any loss of such information could harm our competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages caused by the disruptions or security breaches. Accordingly, our operating results in such periods would be adversely impacted.

We are continually working to maintain reliable systems to control costs and improve our ability to deliver our products in our markets worldwide. Our efforts include, but are not limited to the following: firewalls, antivirus protection, patches, log monitors, routine backups with offsite retention of storage media, system audits, data partitioning and routine password modifications. Our internal information technology systems environment continues to evolve and our business policies and internal security controls may not keep pace as new threats emerge.  No assurance can be given that our efforts to continue to enhance our systems will be successful.

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

Our Business Depends on the Continued Service of Key Management and Technical Personnel.  Our success depends upon the continued contributions of our key management, sales, marketing, research and development and operational personnel, including Dr. Truchard, our Chairman and Chief Executive Officer, and other members of our senior management and key technical personnel. We have no agreements providing for the employment of any of our key employees for any fixed term and our key employees may voluntarily terminate their employment with us at any time. The loss of the services of one or more of our key employees in the future could have a material adverse effect on our operating results. We also believe our future success will depend upon our ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, as well as training, motivating and supervising employees. The market for hiring and retaining certain technical personnel, including software engineers, has become more competitive and intense in recent periods. Failure to attract a sufficient number of qualified technical personnel, including software engineers or retain our key personnel could have a material adverse effect on our operating results.

Our Operations are Subject to a Variety of Environmental Regulations and Costs that May Have a Material Adverse Effect on our Business and Results of our Operations.    We must comply with many different governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our operations in the U.S., Hungary, and Malaysia. Although we believe that our activities conform to presently applicable environmental regulations, our failure to comply with present or future regulations could result in the imposition of fines, suspension of production or a cessation of operations. Any such environmental regulations could require us to acquire costly equipment or to incur other significant expenses to comply with such regulations. Any failure by us to control the use of or adequately restrict the discharge of hazardous substances could subject us to future liabilities.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our management’s certification of adequate disclosure controls and procedures as of September 30, 2015. Our most recent annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. Our most recent annual report on Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

At September 30, 2015,  there were 1,431,940 shares available for repurchase under a repurchase plan approved on April 21, 2010. This repurchase plan does not have an expiration date. The following table provides information as of September 30, 2015 with respect to the shares of our common stock that we repurchased during the third quarter of 2015.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

July 1, 2015 to July 31, 2015	-	-	-	3,644,241

August 1, 2015 to August 31, 2015	2,212,301	$28.94	2,212,301	1,431,940

September 1, 2015 to September 30, 2015	-	-	-	1,431,940
Total	2,212,301	$28.94	2,212,301	1,431,940

 ITEM 5.OTHER INFORMATION

From time to time our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Jeffrey L. Kodosky and James J. Truchard have made periodic sales of our stock pursuant to such plans.

ITEM 6	EXHIBITS
3.1(1)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(4)	Specimen of Common Stock certificate of the Company.
10.1(4)	Form of Indemnification Agreement.
10.2(5)	1994 Employee Stock Purchase Plan, as amended.*
10.3(6)	National Instruments Corporation Annual Incentive Program, as amended.*
10.4(7)	2005 Incentive Plan.*
10.5(8)	2005 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.6(9)	2005 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.7(10)	2005 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.8(11)	2005 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.9(12)	2010 Incentive Plan.*
10.10(13)	2010 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.11(14)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.12(15)	2010 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.13(16)	2010 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.14(17)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.15(18)	RSU Vesting Acceleration Agreement between the Company and Alexander M. Davern, effective as of October 28, 2014.
10.16(19)	Loan Agreement, dated as of May 9, 2013, by and among National Instruments Corporation, the guarantors from time to time party thereto and Wells Fargo Bank, National Association, as lender.
10.17(20)	2015 Equity Incentive Plan.*
10.18(21)	2015 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.19(22)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.20(23)	2015 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.21(24)	2015 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.22(25)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting – Threshold Performance Goal).*
10.23(26)	Performance Cash Incentive Plan.*
10.24(27)	First Amendment to Loan Agreement, dated as of October 29, 2015, by and among National Instruments Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as lender
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2013.
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2007.
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 8-A on April 27, 2004.
(4)	Incorporated by reference to the Company’s Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(5)	Incorporated by reference to exhibit B of the Company’s Proxy Statement filed on April 1, 2014.
(6)	Incorporated by reference to exhibit 10.4 filed with the Company’s Form 10-K for the fiscal year ended December 31, 2014
(7)	Incorporated by reference to exhibit A of the Company’s Proxy Statement filed on April 4, 2005.
(8)	Incorporated by reference to exhibit 10.8 filed with the Company’s Form 10-Q on August 2, 2006.
(9)	Incorporated by reference to exhibit 10.9 filed with the Company’s Form 10-Q on August 2, 2006.
(10)	Incorporated by reference to exhibit 10.10 filed with the Company’s Form 10-Q on August 2, 2006.
(11)	Incorporated by reference to exhibit 10.11 filed with the Company’s Form 10-Q on August 2, 2006.
(12)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on May 17, 2010.
(13)	Incorporated by reference to exhibit 10.2 filed with the Company’s Form 8-K filed on June 24, 2010.
(14)	Incorporated by reference to exhibit 10.3 filed with the Company’s Form 8-K filed on June 24, 2010.
(15)	Incorporated by reference to exhibit 10.4 filed with the Company’s Form 8-K filed on June 24, 2010.
(16)	Incorporated by reference to exhibit 10.5 filed with the Company’s Form 8-K filed on June 24, 2010.
(17)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on April 25, 2014.
(18)	Incorporated by reference to exhibit 10.16 filed with the Company’s Form 10-K for the fiscal year ended December 31, 2014.
(19)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on May 13, 2013.
(20)	Incorporated by reference to exhibit B of the Company’s Proxy Statement filed on April 1, 2015.
(21)	Incorporated by reference to exhibit 10.18 filed with the Company’s Form 10-Q filed on July 31, 2015.
(22)	Incorporated by reference to exhibit 10.19 filed with the Company’s Form 10-Q filed on July 31, 2015.
(23)	Incorporated by reference to exhibit 10.20 filed with the Company’s Form 10-Q filed on July 31, 2015.

(24)	Incorporated by reference to exhibit 10.21 filed with the Company’s Form 10-Q filed on July 31, 2015.
(25)	Incorporated by reference to exhibit 10.22 filed with the Company’s Form 10-Q filed on July 31, 2015.
(26)	Incorporated by reference to exhibit C of the Company’s Proxy Statement filed on April 1, 2015.
(27)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on October 30, 2015.
*	Management Contract or Compensatory Plan or Arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 30, 2015

NATIONAL INSTRUMENTS CORPORATION
By: /s/ Alex M. Davern
Alex M. Davern
EVP, Chief Operating Officer,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)