Form 10-K
period 2015-12-31
NATIONAL INSTRUMENTS CORP
filed 2016-02-19
CIK 935494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015 or

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer☐Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at the close of business on June 30, 2015, was $3,013,343,026 based upon the last sales price reported for such date on the NASDAQ Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant as of June 30, 2015, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

At the close of business on February 12, 2016, registrant had outstanding 127,778,067 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant for its Annual Meeting of Stockholders to be held on May 10, 2016 (the “Proxy Statement”).

Form 10-K

For the Fiscal Year Ended December 31, 2015

PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding our future financial performance, operations, or other matters (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “may,” “will,” “project,” “anticipate”, “continue,” or “estimate” or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors including those set forth under the heading “Risk Factors” beginning on page 13, and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

ITEM 1.BUSINESS

National Instruments Corporation (“NI”, “we”, “us” or “our”) designs, manufactures and sells systems to engineers and scientists that accelerate productivity, innovation and discovery. Our platform-based approach to engineering provides an integrated software and hardware platform that speeds the development of systems needing measurement and control. We believe our long-term vision and focus on technology supports the success of our customers, employees, suppliers and stockholders.

We are based in Austin, Texas, were incorporated under the laws of the State of Texas in May 1976 and were reincorporated in Delaware in June 1994. In March 1995, we completed an initial public offering of our common stock. Our common stock, $0.01 par value, is quoted on the NASDAQ Stock Market under the trading symbol NATI.

Our website is http://www.ni.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T are available through our Internet website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC, or upon written request without charge. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

Our Approach to Measurement and Automation

NI offers a different approach called graphical system design. This approach provides an integrated hardware and software platform for measurement and control systems that can be defined by the customer. This allows systems to more easily adapt to changing requirements and technologies over time. NI hardware and software also leverage commercially available technology whenever possible to deliver performance and cost benefits to our customers. Therefore, these customer-defined systems are more flexible, with higher performance and lower costs, compared to traditional vendor-defined systems.

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

System Design Software

For more than 30 years, NI has invested in its flagship software product, LabVIEW, which the company believes is the ultimate system design software for measurement, automation and control. LabVIEW promotes problem-solving, accelerates productivity, and empowers innovation. With LabVIEW, users program graphically and can design custom virtual instruments by connecting graphical icons with software wires to create “block diagrams” which are natural design notations for scientists and engineers. Users can customize front panels with knobs, buttons, dials and graphs to emulate control panels of instruments or add custom graphics to visually represent the control and operation of processes.

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

The LabVIEW Communications System Design Suite is a targeted version of LabVIEW that we built specifically for wireless prototyping. This customized version includes new workflows, specialized IP, and offers a design environment closely integrated with NI software defined radio (“SDR”) hardware for rapidly prototyping communications systems including FPGA-based SDR hardware. LabVIEW Communications simplifies the design process that is complicated by today’s disparate hardware and software tools. Users define and manage the entire prototyping process with a single design tool, and rapidly deploy new algorithms to hardware.  LabVIEW Communications also provides a plug-in architecture to offer productive starting points with open application frameworks for LTE, 802.11 and other key standards.

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

Application Software

NI offers a suite of application software products, including NI TestStand, NI VeriStand, NI DIAdem, NI InsightCM Enterprise and NI Multisim, which are complementary to LabVIEW, LabWindows/CVI, Measurement Studio and 3rd party software.

NI TestStand. NI TestStand is targeted for test and measurement applications in a manufacturing environment. NI TestStand is a test management environment for organizing, controlling, and running automated prototype, validation, and manufacturing test systems. It also generates customized test reports and integrates product and test data across the customers’ enterprise and across the Internet. NI TestStand manages tests that are written in LabVIEW, LabWindows/CVI, Measurement Studio, C and C++, and Microsoft Visual Basic, so test engineers can easily share and re-use test code throughout their organization and from one product to the next. NI TestStand is a key element of our strategy to broaden the reach of our application software products across the corporate enterprise.

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

NI InsightCM Enterprise. NI InsightCM Enterprise is a software solution with tightly integrated hardware options for monitoring critical and ancillary rotating equipment. With this solution, a user can acquire, analyze, and visualize data from a wide breadth of sensors to interpret the health of the user’s machines with confidence. Companies can use this cost-effective, open, and flexible solution to monitor a larger percentage of their fleet and meet evolving maintenance requirements.

NI Multisim Circuit Design Software. NI Multisim is an industry-standard, Simulation Program with Integrated Circuit Emphasis (“SPICE”) simulation environment. It is the cornerstone of the NI circuits teaching solution to build expertise through practical application in designing, prototyping, and testing electrical circuits.

Modular Hardware Products and Related Driver Software

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

NI LabVIEW Reconfigurable I/O (RIO) Architecture.  NI reconfigurable I/O (RIO) hardware combined with NI LabVIEW system design software provides a commercial off-the-shelf solution to simplify development and shorten time to market when designing advanced measurement and control systems. All RIO hardware systems, which include CompactRIO, NI Single-Board RIO, NI System on Module, R Series boards and PXI-based FlexRIO products, feature a standard, high-performance architecture that combines a powerful floating-point processor, reconfigurable FPGA, and modular I/O. Engineers can program all RIO hardware components with LabVIEW, including the LabVIEW FPGA Module, to rapidly create custom timing, signal processing and control for I/O without requiring expertise in low-level hardware description languages or board-level design. NI provides a breadth of RIO hardware targets that provide varying degrees of performance, cost, I/O rates, and ruggedness, to meet a wide variety of application needs. NI first released its LabVIEW RIO architecture in 2003 with its first R Series PXI plug-in board along with its first CompactRIO rugged, high-performance embedded system.

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

Production Test Systems

In addition to modular software and hardware components that engineers combine to create systems, NI also offers complete, enclosed PXI-based systems targeted to specific applications.

NI Semiconductor Test System. The NI Semiconductor Test System (“STS”) series combines modular instrumentation and system design software for RF and mixed-signal production test. These systems feature fully production-ready test systems that use NI technology in a form factor suitable for a semiconductor production test environment. The STS combines the NI PXI platform, TestStand test management software, and LabVIEW graphical programming inside a fully enclosed test head. Its “tester in a head” design houses all the key components of a production tester. Its compact design eliminates the extra floor space, power, and maintenance required by traditional automated test equipment testers. With the open, modular design, engineers can take advantage of the latest industry-standard PXI modules for more instrumentation and computing power.

NI Wireless Test System.  Built on PXI, multicore, and FPGA technologies, the NI Wireless Test System (“WTS”) offers industry-leading measurement speed to help our customers improve test throughput and lower the cost of wireless manufacturing test for devices such as mobile phones, tablets, data cards, and modules. With industry-leading measurement speed and the flexibility to engage in multi-standard, multiple device under test (“DUT”), and parallel test, the WTS integrates easily into a manufacturing line using ready-to-run reference test sequences, integrated DUT control, and remote automation control for quicker and more cost-effective system deployment.

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

Hardware Products for Teaching

National Instruments Educational Laboratory Virtual Instrumentation Suite (“NI ELVIS”). The NI ELVIS measurement and prototyping platform delivers hands-on lab experience with an integrated suite of the most commonly used instruments in one compact form factor specifically designed for education. Based on industry-standard NI LabVIEW graphical system design software, NI ELVIS, with powerful data acquisition and USB plug-and-play capabilities, offers users the flexibility of virtual instrumentation and allows for quick and easy measurement acquisition and instrumentation across multiple disciplines.

NI myDAQ Measurement and Instrumentation Device. This powerful, portable device allows students to measure and analyze the world around them. It is engineered to work with LabVIEW right out of the box. A user can start simply, with built-in virtual instruments, or get creative and connect the user’s own sensors and controls. NI myDAQ combines hardware with eight ready-to-run software-defined instruments, including a function generator, oscilloscope, and digital multimeter (“DMM”); these software instruments are also used on the NI ELVIS hardware platform so the lab experience can be extended to experiments anywhere, anytime. With NI LabVIEW graphical system design software, users can extend the instrument functionality into hundreds of custom applications.

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

NI roboRIO. NI roboRIO is built for advanced robotics and gives users the ability to quickly connect and change the components they need to build and test advanced systems. With the integration of LabVIEW graphical programming capabilities, roboRIO becomes a customizable controller for various applications.

NI Universal Software Radio Peripheral (“USRP”). The NI USRP is an affordable, flexible radio that turns a standard PC into a wireless prototyping platform. The NI USRP platform offers a new approach to RF and communications education, which has traditionally been limited to a focus on mathematical theory. With NI USRP and LabVIEW, students gain hands-on experience exploring a working communications system with live signals to gain a better understanding of the link between theory and practical implementation.

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

Calibration. To help our customers’ calibration needs, NI provides calibration solutions, including recalibration services, manual calibration procedures, and automated calibration software. In 2011, the American Association for Laboratory Accreditation (A2LA) accredited NI Calibration Services Austin to one of the highest international calibration standards in the industry, ISO/IEC 17025:2005 (“17025”). National Instruments now offers 17025 calibration services for OEMs and other organizations seeking to maintain compliance with the strictest governmental, medical, transportation and electronics regulations. The 17025 calibration service offering is designed for companies standardizing their automated test and measurement systems on PXI modular instrumentation, which provides some of the most advanced technology for addressing the latest engineering challenges.

Warranty and Repair. We offer standard and extended warranties to help meet project life-cycle requirements and provide repair services for our products, express repair, and advance replacement services.

Software Maintenance Services

Software Services for End Users: Our Standard Service Program (“SSP”) and Enterprise Agreements (“EAs”) are designed to help ensure that our end users are successful with our products. This software maintenance contract provides the end user with regular product upgrades and service packs, professional technical support from local engineers, 24-hour a day access to self-paced online product training, and access to older versions of their owned software.

Volume Licensing for Account-Level Services: The NI Volume License Program (“VLP”) is designed to meet the needs of the business in addition to the success of each end user. On top of access to the SSP program for each end user, businesses that invest in the VLP receive account-level benefits designed to help effectively manage their software assets and lower their total cost of ownership.

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

Customers

We have a broad base of over 35,000 customers worldwide, with no customer accounting for more than 3%, 5%, and 3% of our sales in 2015, 2014, and 2013, respectively.

Marketing

Through our worldwide marketing efforts, we strive to educate engineers and scientists about the benefits of our platform-based approach, products and technology, and to highlight the performance and cost advantages of our products. We also seek to present our position as a technology leader among producers of instrumentation software and hardware and to help promulgate industry standards that can benefit users of computer-based instrumentation.

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

Sales and Distribution

We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the U.S. accounted for approximately 62%, 63% and 62%, of our revenues in 2015, 2014, and 2013, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 13 – Segment information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales and long-lived assets.)

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

Our foreign operations are subject to certain risks set forth under “We are Subject to Various Risks Associated with International Operations and Foreign Economies.”

See discussion regarding fluctuations in our quarterly results and seasonality in ITEM 1A, Risk Factors, “Our Revenues are Subject to Seasonal Variations.”

We have one operating segment and one reporting unit. For information regarding revenue, results of operations, and total assets for each of our last three fiscal years, please refer to our financial statements included in this Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Form 10-K.

Competition

The markets in which we operate are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than we have, and we may face further competition from new market entrants in the future. A key competitor is Keysight Technologies Inc. (“Keysight”) which was formerly part of Agilent. Keysight offers hardware and software products that provide solutions that directly compete with our virtual instrumentation products including its own line of PXI based hardware. Keysight is aggressively advertising and marketing products that are competitive with our products. Because of Keysight’s strong position in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse effect on our operating results. In May 2015, Danaher Corporation announced its intention to separate into two publicly traded companies. The spin off will result in a new public company to be named Fortive and will be comprised of Danaher’s test and measurement businesses and other specialty industrial businesses which can compete directly with us. The transaction is expected to close in the third quarter of 2016.

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

As of December 31, 2015, we employed 2,172 people in research and development. Our research and development expenses were $225 million, $227 million and $235 million in 2015, 2014, and 2013, respectively.

Intellectual Property

We rely on a combination of patent, trade secret, copyright and trademark law, contracts and technical measures to establish and protect our proprietary rights in our products. As of December 31, 2015, we held 852 U.S. patents (850 utility patents and 2 design patents) and 32 patents in foreign countries (28 patents registered in Europe, 1 patent in China, 2 patents in Japan, and 1 patent in Mexico), and had 170 patent applications pending in the U.S. and foreign countries. 269 of our issued U.S. patents are software patents related to LabVIEW, and cover fundamental aspects of the graphical programming approach used in LabVIEW. Our patents expire from 2016 to 2035. The expiration of any particular patent in the short term is not expected to have any significant negative impact on our business. No assurance can be given that our pending patent applications will result in the issuance of patents. We also own certain registered trademarks in the United States and abroad. See further discussion regarding risks associated with our patents in ITEM 1A, Risk Factors, “Our Business Depends on Our Proprietary Rights and We are Subject to Intellectual Property Litigation.”

Manufacturing and Suppliers

We manufacture a substantial majority of our product volume at our facilities in Debrecen, Hungary and Penang, Malaysia. Additional production, primarily of RF products and of low volume, complex or newly introduced products was previously done in Austin, Texas, however, we completed the transition of all of our Austin based manufacturing activities to our manufacturing facilities in Hungary and Malaysia in the third quarter of 2015. In 2016, our site in Malaysia is expected to produce approximately 35% of our global production and our site in Hungary is expected to produce approximately 65% of our global production. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. Most of our electronic circuit card assemblies, modules and chassis are manufactured in house, although contractors are used from time to time. The majority of our electronic cable assemblies are produced by contractors; however, we do manufacture some on an exception basis. Our software duplication, technical manuals and product support documentation is primarily produced by contractors.

Our manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these components are only available through limited sources. Limited source components purchased include custom ASICs, chassis and other components. We have in the past experienced delays and quality problems in connection with limited source components, and there can be no assurance that these problems will not recur in the future. Accordingly, our failure to receive components from limited suppliers could result in a material adverse effect on our revenues and operating results. See “Our Business is Dependent on Key Suppliers” at page 19 for additional discussion of the risks associated with limited source suppliers.

See “Our Operations are Subject to a Variety of Environmental Regulations and Costs” at page 20 for discussion of environmental matters as they may affect our business.

Backlog

Backlog is a measure of orders that are received but that are not shipped to customers at the end of a quarter. We typically ship products shortly following the receipt of an order. Accordingly, our backlog typically represents less than 5 days sales. Backlog should not be viewed as an indicator of our future sales.

Employees

As of December 31, 2015, we had 7,441 employees worldwide, including 2,172 in research and development, 3,411 in sales and marketing and customer support, 1,020 in manufacturing and 838 in administration and finance. None of our employees are represented by a labor union and we have never experienced a work stoppage. We consider our employee relations to be good.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this Form 10-K, you should carefully consider the risk factors discussed below. The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Our Financial Performance is Subject to Risks Associated with Changes in the Value of the U.S. Dollar versus Local Currencies. The vast majority of our sales outside of the United States are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales price increases cannot be passed through to our customers due to competitive pressures, we will experience a deterioration of our gross and net profit margins. See “Results of Operations” in this Form 10-K for further discussion on the effect that changes in the foreign currency exchange rates have on our operating results. See “Current business outlook” beginning on page 29 of this Form 10-K for information regarding recent business conditions.

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

Uncertain Global Economic Conditions Could Materially Adversely Affect Our Business and Results of Operations.  Our operations and performance are sensitive to fluctuations in general economic conditions, both in the U.S. and globally. The ongoing uncertainty created by volatile currency markets, a weak global Purchasing Managers’ Index (“PMI”), the continued weakness in the PC and energy sectors, alone or in combination, may continue to have a material adverse effect on our net sales and the financial results of our operations. In addition, we remain concerned about the geopolitical and fiscal instability in the Middle East and some Emerging Markets as well as the continued volatility of the equity markets. These factors as well as others we may not contemplate could have a material adverse effect on the spending patterns of businesses including our current and potential customers which could have a material adverse effect on our net sales and our results of operations. Other factors that could adversely influence demand for our products include  unemployment, labor and healthcare costs, access to credit, consumer and business confidence, and other macroeconomic factors that could have a negative impact on capital investment and spending behavior. See “Current business outlook” beginning on page 29 of this Form 10-K for information regarding recent business conditions.

Our Current Domestic Cash Position May Not Be Sufficient to Fund our Domestic Cash Needs in the Next Twelve Months and We May Need to Borrow Additional Amounts Under our Credit Agreement, Seek Funding from External Sources or Repatriate Foreign Earnings.    On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank.  The Loan Agreement provides for a $50 million unsecured revolving line of credit. Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. In October 2015, we entered into a First Amendment to Loan Agreement with Wells Fargo that, among other things, increased the line of credit from $50.0 million to $125.0 million (See Note 14—Debt in Notes to Consolidated Financial Statements for additional discussion of the Loan Agreement). At December 31, 2015, we had $37 million in borrowings outstanding under the Loan Agreement. We may choose to borrow additional funds against our line of credit in future periods to have sufficient domestic cash to fund continued dividends to our stockholders, to fund potential acquisitions, to purchase shares under our board authorized share repurchase program or other domestic general corporate purposes without the need to repatriate foreign earnings. Future dividends are subject to declaration by our Board of Directors, and our share repurchase program does not obligate us to acquire any specific number of shares.

We may also seek to pursue additional financing or to raise additional funds by selling equity or debt to the public or in private transactions. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock. We may also choose to repatriate foreign earnings which would be subject to the U.S. federal statutory tax rate of 35% and therefore would likely have a material adverse effect on our effective tax rate and on our net income and earnings per share. We could also choose to reduce certain expenditures or payments of dividends or suspend our program to repurchase shares of our common stock.

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

Fulfillment of these contracts can challenge our supply chain capabilities at the component acquisition, assembly and delivery stages. Our contracts with such customers may allow the customer to cancel or delay orders without liability which exposes our business and financial results to significant risk. These contracts can require us to develop specific product mitigation plans for product delivery constraints caused by unexpected or catastrophic situations to help assure quick production recovery. We can attempt to manage this risk but there can be no assurance that we will be successful in our efforts. These customers may demand most favored customer pricing, significant discounts, extended payment terms and volume rebates and such terms can adversely impact our net sales, margins and financial results and may also negatively impact our days sales outstanding to the extent these orders become a larger proportion of our overall net sales. These customers may request broad indemnity obligations and large direct and consequential damage provisions in the event their contracts with us are breached, and these provisions may expose us to risk and liabilities in excess of our standard terms and conditions of sale. While we attempt to limit the number of contracts that contain the non-standard terms of sale described above and attempt to contractually limit our potential liability under such contracts, we have been and expect to be required to agree to some or all of such provisions to secure orders from these customers and to continue to grow our business. Such actions expose us to significant additional risks which could result in a material adverse impact on our business, results of operations and financial condition.

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

We are Subject to Various Risks Associated with International Operations and Foreign Economies. Our international sales are subject to inherent risks, including:

•	fluctuations in foreign currencies relative to the U.S. dollar;
•	delays in collecting trade receivable balances from customers in developing economies;
•	difficulties and the high tax costs associated with the repatriation of earnings;
•	fluctuations in local economies;
•	disparate and changing employment laws in foreign jurisdictions;
•	difficulties in staffing and managing foreign operations;
•	greater difficulty in accounts receivable collection;
•	costs and risks of localizing products for foreign countries;
•	unexpected changes in regulatory requirements;
•	government actions throughout the world;
•	tariffs and other trade barriers; and,
•	the burdens of complying with a wide variety of foreign laws.

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

We Make Significant Investments in New Products that May Not Be Successful or Achieve Expected Returns. We plan to continue to make significant investments in research, development, and marketing for new and existing products and technologies.  These investments involve a number of risks as the commercial success of such efforts depend on many factors, including our ability to anticipate and respond to innovation, achieve the desired technological fit, and be effective with our marketing and distribution efforts.  If our existing or potential customers do not perceive our latest product offerings as providing significant new functionality or value, or if we are late to market with a new product or technology, we may not achieve our expected return on our investments or be able recover the costs expended to develop new product offerings, which could have a material adverse effect on our operating results.  Even if our new products are profitable, our operating margins for new products may not be as high as the margins we have experienced historically.

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

Our Acquisitions are Subject to a Number of Related Costs and Challenges that Could Have a Material Adverse Effect on Our Business and Results of Operations.    In the twelve month period ended December 31, 2015 and in recent years, we have completed several acquisitions. Achieving the anticipated benefits of an acquisition depends upon whether the integration of the acquired business, products or technology is accomplished efficiently and effectively. In addition, successful acquisitions generally require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and R&D efforts. These difficulties can become more challenging due to the need to coordinate geographically separated organizations, the complexities of the technologies being integrated, and the necessities of integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration of operations following an acquisition also requires the dedication of management resources, which may distract attention from our day-to-day business and may disrupt key R&D, marketing or sales efforts. Our inability to successfully integrate any of our acquisitions could harm our business. The existing products previously sold by entities we have acquired may be of a lesser quality than our products and/or could contain errors that produce incorrect results on which users rely or cause failure or interruption of systems or processes that could subject us to liability claims that could have a material adverse effect on our operating results or financial position. Furthermore, products acquired in connection with acquisitions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transactions.

We Operate in Intensely Competitive Markets.    The markets in which we operate are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than we have, and we may face further competition from new market entrants in the future. A key competitor is Keysight Technologies Inc. (“Keysight”) which was formerly part of Agilent. Agilent completed the spin off of Keysight in November 2014. Keysight offers hardware and software products that provide solutions that directly compete with our virtual instrumentation products including its own line of PXI based hardware. Keysight is aggressively advertising and marketing products that are competitive with our products. Because of Keysight’s strong position in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse effect on our operating results.  In May 2015, Danaher Corporation announced its intention to separate into two publicly traded companies. The spin-off will result in a new public company to be named Fortive and will be comprised of Danaher’s test and measurement platform and other specialty industrial businesses which can compete directly with us. The transaction is expected to close in the third quarter of 2016.

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

 We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results.    We have an operating budget for 2016. Our budget was established based on the estimated revenue from sales of our products which are based on anticipated economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. If demand for our products in 2016 is less than the demand we anticipated in setting our 2016 budget, our operating results could be negatively impacted.

If we exceed our budgeted level of expenses or if we cannot reduce expenditures in response to a decrease in net sales, our operating results could be adversely affected. Our spending could exceed our budget due to a number of factors, including:

•	continued foreign currency fluctuations;
•	additional unanticipated costs related to our acquisitions;
•	less than expected capacity utilization of our manufacturing facility in Penang, Malaysia;
•	increased manufacturing costs resulting from component supply shortages or component price fluctuations;
•	additional marketing costs for new product introductions or for conferences and tradeshows;
•	the timing, cost or outcome of any future intellectual property litigation or commercial disputes; or
•	increased component costs resulting from vendors increasing their sales price.

Our Quarterly Results are Subject to Fluctuations Due to Various Factors that May Adversely Affect Our Business and Result of Operations.  Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including:

•	fluctuations in foreign currency exchange rates;
•	changes in global economic conditions;
•	changes in the amount of revenue derived from very large orders and the pricing, margins, and other terms of such orders;
•	changes in the capacity utilization including at our facility in Malaysia;
•	changes in the mix of products sold;
•	the availability and pricing of components from third parties (especially limited sources);
•	the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales;
•	changes in pricing policies by us, our competitors or suppliers;
•	the timing, cost or outcome of any future intellectual property litigation or commercial disputes;
•	delays in product shipments caused by human error or other factors; and/or,
•	disruptions in transportation channels.

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

Our Reported Financial Results May be Adversely Affected by Changes in Accounting Principles Generally Accepted in the U.S. We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission. A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which supersedes nearly all existing U.S. GAAP revenue recognition guidance. The new standard will be effective for our fiscal year 2018 with early adoption permitted for our fiscal year 2017. Although we are currently in the process of evaluating the impact of ASU 2014-09 on our consolidated financial statements, it could change the way we account for certain of our sales transactions. Thus, adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption.

Our Tax Returns and Other Tax Matters are Subject to Examination by the U.S. Internal Revenue Service and Other Tax Authorities and Governmental Bodies and the Results of These Examinations Could Have a Material Adverse Effect on Our Financial Condition. We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. These uncertain tax positions are subject to examination by the U.S. Internal Revenue Service and other tax authorities. There can be no assurance as to the outcome of any future examinations. If the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be materially adversely affected. The tax years 2008 through 2015 remain open to examination by the major taxing jurisdictions to which we are subject.

Tax Law Changes in Hungary Could Have a Negative Impact on our Effective Tax Rate, Earnings and Results of Operations. The profit from our Hungarian operation benefits from the fact that it is subject to an effective income tax rate that is lower than the U.S. federal statutory tax rate of 35%. Our earnings in Hungary are subject to a statutory tax rate of 19%. In addition, effective January 1, 2010, certain qualified research and development expenses in Hungary became eligible for an enhanced tax deduction. These tax benefits may not be available in future years due to changes in political conditions in Hungary or changes in tax laws in Hungary or in the U.S. The reduction or elimination of these benefits in Hungary or future changes in U.S. law pertaining to the taxation of foreign earnings could result in an increase in our future effective income tax rate which could have a material adverse effect on our operating results. (See Note 9 – Income taxes of Notes to Consolidated Financial Statements for additional discussion regarding the impact of these matters on our income taxes).

 Our Income Tax Rate could be Adversely Affected by the Expiration of a Tax Holiday in Malaysia. Profits from our manufacturing facility in Penang, Malaysia are free of tax under a 15 year tax holiday effective January 1, 2013. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The expiration of the tax holiday in Malaysia or future changes in U.S. law pertaining to the taxation of foreign earnings could have a material adverse effect on our operating results. (See Note 9 – Income taxes of Notes to Consolidated Financial Statements for additional discussion regarding the impact of this tax holiday on our income taxes).

Our Manufacturing Capacity, and a Substantial Majority of our Warehousing and Distribution Capacity is Located Outside of the U.S. We manufacture a substantial majority of our product volume at our facilities in Debrecen, Hungary and Penang, Malaysia. Additional production, primarily of RF products and of low volume, complex or newly introduced products was done in Austin, Texas; however, we recently completed the transition of all of our Austin based manufacturing activities to our manufacturing facilities in Hungary and Malaysia.

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

Difficulties arising from the centralization of our distribution or delays in the implementation of the systems or processes to support this centralized distribution could result in an interruption of our normal operations, including our ability to process orders and ship products to our customers. Any failure or delay in distribution from our facilities in Hungary and Malaysia could have a material adverse effect on our operating results.

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

We Rely on Management Information Systems and Interruptions in our Information Technology Systems or Cyber-Attacks on our Systems Could Adversely Affect our Business.  We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business. We rely on a primary global center for our management information systems and on multiple systems in branches not covered by our global center. As with any information system, unforeseen issues may arise that could affect our ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that our global center for information systems or our branch operations could experience a complete or partial shutdown. A significant system or network disruption could be the result of new system implementations, computer viruses, cyber-attacks, security breaches, facility issues or energy blackouts.  Threats to our information technology security can take a variety of forms and individuals or groups of hackers or sophisticated organizations including state-sponsored organizations, may take steps that pose threats to our customers and our infrastructure. If we were to experience a shutdown, disruption or attack, it would adversely impact our product shipments and net sales, as order processing and product distribution are heavily dependent on our management information systems. Such an interruption could also result in a loss of our intellectual property or the release of sensitive competitive information or partner, customer or employee personal data. Any loss of such information could harm our competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages caused by the disruptions or security breaches. In addition, changing laws and regulations governing our responsibility to safeguard private data could result in a significant increase in operating and/or capital expenditures needed to comply with these new laws or regulations. Accordingly, our operating results in such periods would be adversely impacted. From time to time, we have experienced attempts to breach our security and attempts to introduce malicious software into our information technology systems; however, such attacks have not previously resulted in any material damage to us.

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

Our Business Depends on the Continued Service of Key Management and Technical Personnel.  Our success depends upon the continued contributions of our key management, sales, marketing, research and development and operational personnel, including Dr. Truchard, our Chairman and Chief Executive Officer, and other members of our senior management and key technical personnel. We have no agreements providing for the employment of any of our key employees for any fixed term and our key employees may voluntarily terminate their employment with us at any time. The loss of the services of one or more of our key employees in the future could have a material adverse effect on our operating results. We also believe our future success will depend upon our ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, as well as training, motivating and supervising employees. The market for hiring and retaining certain technical personnel, including software engineers, has become more competitive and intense in recent years. Failure to attract a sufficient number of qualified technical personnel, including software engineers or retain our key personnel could have a material adverse effect on our operating results.

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

We Are Subject to the Risk of Product Liability Claims.    Our products are designed to provide information upon which users may rely. Our products are also used in “real time” applications requiring extremely rapid and continuous processing and constant feedback. Such applications give rise to the risk that a failure or interruption of the system or application could result in economic damage, bodily harm or property damage. We attempt to assure the quality and accuracy of the processes contained in our products, and to limit our product liability exposure through contractual limitations on liability, limited warranties, express disclaimers and warnings as well as disclaimers contained in our “shrink wrap” and electronically displayed license agreements with end-users. If our products contain errors that produce incorrect results on which users rely or cause failure or interruption of systems or processes, customer acceptance of our products could be adversely affected. Further, we could be subject to liability claims that could have a material adverse effect on our operating results or financial position. Although we maintain liability insurance for product liability matters, there can be no assurance that such insurance or the contractual limitations used by us to limit our liability will be sufficient to cover or limit any claims which may occur.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-K contains our management’s certification of adequate disclosure controls and procedures as of December 31, 2015. This Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. This Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We own approximately 145 acres of land in the Austin, Texas area. Our principal corporate and research and development activities are conducted in three buildings we own in Austin, Texas; 232,000 square foot and 140,000 square foot office facilities, and a 380,000 square foot research and development facility. We also own a 136,000 square foot office building in Austin, Texas which is being leased to third parties.

Our principal manufacturing activities are conducted in Debrecen, Hungary and Penang, Malaysia. We own a 306,000 square foot manufacturing, distribution and general and administrative facility in Debrecen, Hungary and a 314,000 square foot manufacturing, research and development, and general and administrative facility in Penang, Malaysia. In total, we hold a 99 year lease on approximately 23 acres of land comprised of two tracts in an industrial park in Penang, Malaysia.

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

As of December 31, 2015, we also leased a number of sales and support offices in the U.S. and various countries throughout the world. We believe our existing facilities are adequate to meet our current requirements.

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

PART II

ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on The NASDAQ Stock Market under the symbol NATI effective March 13, 1995. The high and low closing prices for our common stock, as reported by Nasdaq for the two most recent fiscal years, are as indicated in the following table:

	High	Low
2015
First Quarter 2015	$32.85	$29.31
Second Quarter 2015	32.92	28.36
Third Quarter 2015	29.80	27.10
Fourth Quarter 2015	31.54	27.55

2014
First Quarter 2014	$32.88	$27.12
Second Quarter 2014	32.39	26.70
Third Quarter 2014	33.35	30.93
Fourth Quarter 2014	33.24	27.06

At the close of business on February 10, 2016, there were approximately 374 holders of record of our common stock and approximately 31,747 beneficial holders of our common stock.

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

Our cash dividend payments for the two most recent fiscal years, on a per share basis, are indicated in the following table. The dividends were paid on the dates set forth below:

Dividend Amount
2015
March 9, 2015	$0.19
June 1, 2015	0.19
August 31, 2015	0.19
November 30, 2015	0.19

2014
March 10, 2014	$0.15
June 2, 2014	0.15
September 2, 2014	0.15
December 8, 2014	0.15

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

On January 27, 2016, our Board of Directors declared a quarterly cash dividend of $0.20 per common share, payable on March 7, 2016, to stockholders of record on February 16, 2016.

See Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Performance Graph

The following graph compares the cumulative total return to holders of NI’s common stock from December 31, 2010 to December 31, 2015  to the cumulative return over such period of the (i) Nasdaq Composite Index and (ii) Russell 2000 Index. We use the Russell 2000 Index due to the fact that we have not been able to identify a published industry or line of business index that we believe appropriately reflects our industry or line of business. We considered that some of our primary competitors are or were divisions of large corporations that have other significant business operations such that any index comprised of such competitors would not be reflective of our industry or line of business. We have also considered using a peer group index but do not believe such index is appropriate as we have not been able to identify other public companies that we believe are principally in the same line of business as we are.

The graph assumes that $100 was invested on December 31, 2010 in NI’s common stock and in each of the other two indices and the reinvestment of all dividends, if any. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

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

  Issuer Purchase of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1, 2015 to October 31, 2015	-	-	-	1,431,940
November 1, 2015 to November 30, 2015	90,913	$29.66	90,913	1,341,027
December 1, 2015 to December 31, 2015	-	-	-	1,341,027
Total	90,913	$29.66	90,913	1,341,027
(1)

For the past several years, we have maintained various stock repurchase programs. At December 31, 2015, there were 1,341,027 shares available for repurchase under the plan approved on April 21, 2010. This repurchase plan does not have an expiration date.

Unregistered Sales of Equity Securities

Pursuant to the Agreement for Sale and Purchase of Shares of M2 dated October 23, 2015, we issued 367,481 shares of our common stock to Blasstech SAS (Blasstech) through one of our wholly owned subsidiaries as consideration for Blasstech’s shares of M2. This issuance of securities was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipient of securities in such transaction represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the electronic records representing such securities in such transaction.

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

	For the years ended December 31,
	(in thousands, except per share data)
	2015	2014	2013	2012	2011
Statements of Income Data:
Net sales:
Americas	$496,746	$495,951	$483,603	$455,024	$411,003
EMEIA	409,119	412,401	390,301	368,744	362,880
APAC	319,591	335,510	298,654	319,924	250,290
Consolidated net sales	1,225,456	1,243,862	1,172,558	1,143,692	1,024,173
Cost of sales:	316,956	318,132	305,243	280,274	240,964
Gross profit	908,500	925,730	867,315	863,418	783,209
Operating expenses:
Sales and marketing	452,262	461,845	447,800	431,468	388,768
Research and development	225,131	227,433	234,796	222,994	199,071
General and administrative	93,935	91,265	87,418	85,239	82,658
Acquisition related adjustment	-	-	(1,316)	6,783	-
Total operating expenses	771,328	780,543	768,698	746,484	670,497
Operating income	137,172	145,187	98,617	116,934	112,712
Other income (expense):
Interest income	1,403	1,133	679	716	1,319
Net foreign exchange loss	(7,075)	(2,250)	(2,578)	(2,246)	(2,755)
Other (expense) income, net	(221)	(69)	450	(567)	(142)
Income before income taxes	131,279	144,001	97,168	114,837	111,134
Provision for income taxes	36,017	17,668	16,655	24,700	17,062
Net income	$95,262	$126,333	$80,513	$90,137	$94,072

Basic earnings per share	$0.74	$0.99	$0.65	$0.74	$0.79

Weighted average shares outstanding - basic	127,997	127,030	124,558	121,973	119,836

Diluted earnings per share	$0.74	$0.99	$0.64	$0.73	$0.78

Weighted average shares outstanding - diluted	128,668	127,799	125,571	122,977	121,220

Cash dividends declared per common share	$0.76	$0.60	$0.56	$0.56	$0.40

	December 31,
	(in thousands)
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents	$251,129	$274,030	$230,263	$161,996	$142,608
Short-term investments	81,789	197,163	163,149	173,166	223,504
Working capital (1)	559,525	700,163	603,240	522,744	506,644
Total assets	1,453,856	1,455,491	1,343,551	1,284,769	1,154,294
Long-term debt, net of current portion	37,000	-	-	-	-
Total stockholders' equity	1,081,721	1,117,496	1,023,084	939,128	852,011

(1)

Effective December 31, 2015, our working capital includes the effects of the adoption of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities and any related valuation allowance to be classified as non-current on our Consolidated Balance Sheets. Prior periods were not retrospectively adjusted.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding our future financial performance,  operations, or other activities (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,”, ”intend to”,“may,” “will,” “project,” “anticipate”, “continue,” or “estimate” or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors including those set forth under the heading “Risk Factors” beginning on page 13, and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

  Overview

National Instruments Corporation (“we”, “us” or “our”) designs, manufactures and sells tools to engineers and scientists that accelerate productivity, innovation and discovery. Our platform-based approach to engineering provides an integrated software and hardware platform that speeds the development of systems needing measurement and control. We believe our long-term vision and focus on technology supports the success of our customers, employees, suppliers and stockholders. We sell to a large number of customers in a wide variety of industries. We have been profitable in every year since 1990. No single customer accounted for more than 3%, 5%, or 3% of our sales in 2015, 2014, and 2013, respectively.

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

We sell into test and measurement and industrial/embedded applications in a broad range of industries and are subject to the economic and industry forces that drive those markets. It has been our experience that the performance of these industries and our performance are impacted by general trends in industrial production for the global economy and by the specific performance of certain vertical markets that are intensive consumers of measurement technologies. Examples of these markets are semiconductor capital equipment, telecom and mobile devices, consumer electronics, energy, defense, aerospace and automotive.

Leveraging a worldwide sales, distribution and manufacturing network

We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 59% of our revenues in 2015, 60% of our revenues in 2014 and 59% of our revenues in 2013. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 13 - Segment information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales and long-lived assets).

We manufacture a substantial majority of our product volume at our facilities in Debrecen, Hungary and Penang, Malaysia. Additional production, primarily of RF products and of low volume, complex or newly introduced products was previously done in Austin, Texas, however, we completed the transition of all of our Austin based manufacturing activities to our manufacturing facilities in Hungary and Malaysia in the third quarter of 2015. In 2016, our site in Malaysia is expected to produce approximately 35% of our global production and our site in Hungary is expected to produce approximately 65% of our global production. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. Most of our electronic circuit card assemblies, modules and chassis are manufactured in house, although contractors are used from time to time. The majority of our electronic cable assemblies are produced by contractors; however, we do manufacture some on an exception basis. Our software duplication, technical manuals and product support documentation is primarily produced by contractors.

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

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. In assessing our business, we consider the trends in the Global Purchasing Managers’ Index (“PMI”), global industrial production as well as industry reports on the specific vertical industries that we target. In the three month period ended December 31, 2015, the average of the PMI was 51.1 and the average of the new order element of the PMI was 51.4, both indicating modest expansion. For January 2016, the most recent PMI reading was 50.9, slightly below the most recent quarterly average but slightly above the December 2015 reading of 50.7. For January 2016, the new order element of the PMI was 51.4, also slightly below the most recent quarterly average, but above the December 2015 new order element reading of 50.8. During the three month period ended December 31, 2015, the PMI in the U.S. and the Eurozone maintained readings above 50. We are unable to predict whether the industrial economy, as measured by the PMI, will remain above the neutral reading of 50, strengthen or contract during 2016.

We remain concerned with the economic trends in early 2016. The ongoing uncertainty created by volatile currency, credit, and equity markets, a weak PMI and continued weakness in the PC and energy sectors are concerning as we look ahead to 2016. During 2015, we saw a sharp and broad appreciation of the U.S. dollar against many of the currencies in which we do business with the U.S. dollar index trading at or near a ten year high. The strength of the U.S. dollar is expected to continue to have a negative impact on the U.S. dollar equivalent of our foreign currency denominated sales. For the first quarter of 2016, we expect the strong U.S. dollar will reduce the U.S. dollar equivalent of our foreign currency denominated sales by as much as 4%. The ongoing uncertainty created by volatile currency, credit, and equity markets, continued weakness in the PMI, a prolonged period of low oil prices, and continued weakness in the PC industry, alone or in combination, may continue to have a material adverse effect on our revenues and the financial results of our operations. In addition, we remain concerned about the geopolitical and fiscal instability in the Middle East and some Emerging Markets where we do business. These factors as well as others we may not contemplate could have a material adverse effect on the spending patterns of businesses including our current and potential customers which could have a material adverse effect our revenues and our results of operations. Other factors that could adversely influence demand for our products include unemployment, labor and healthcare costs, access to credit, consumer and business confidence, and other macroeconomic factors that could have a negative impact on capital investment and spending behavior.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Years ended December 31,
	2015	2014	2013
Net sales:
Americas	40.5%	39.8%	41.2%
EMEIA	33.4	33.2	33.3
APAC	26.1	27.0	25.5
Consolidated net sales	100.0	100.0	100.0
Cost of sales	25.9	25.6	26.0
Gross profit	74.1	74.4	74.0
Operating expenses:
Sales and marketing	36.9	37.1	38.2
Research and development	18.4	18.3	20.0
General and administrative	7.6	7.3	7.5
Acquisition related adjustment	-	-	(0.1)
Total operating expenses	62.9	62.7	65.6
Operating income	11.2	11.7	8.4
Other income (expense):
Interest income	0.1	0.1	0.1
Net foreign exchange loss	(0.6)	(0.2)	(0.2)
Income before income taxes	10.7	11.6	8.3
Provision for income taxes	2.9	1.4	1.4
Net income	7.8%	10.2%	6.9%

  Figures may not sum due to rounding.

Results of Operations for the years ended December 31, 2015, 2014, and 2013

Net Sales.  Our net sales were $1,225 million, $1,244 million, and $1,173 million in the years ended December 31, 2015, 2014, and 2013, respectively, a decrease of 1% in 2015 following an increase of 6% in 2014. Product sales were $1,113 million, $1,143 million and $1,091 million for the years ended December 31, 2015, 2014, and 2013, respectively, a decrease of 3% in 2015 following an increase of 5% in 2014. In 2015, the decrease in product sales was due to a sharp and broad appreciation of the U.S. dollar in many of the markets in which we do business. In 2014, the increase in product sales was due to increased sales volume. Software maintenance sales were $112 million, $101 million and $81 million for the years ended December 31, 2015, 2014, and 2013, respectively, an increase of 11% in 2015 following an increase of 24% in 2014. Software maintenance sales grew at a faster rate than our overall net sales during 2015 and 2014, primarily due to increased growth of our enterprise licensing agreements.

We do not typically maintain a large amount of order backlog as orders typically translate to sales quickly. As such, any weakness in orders typically has a pronounced impact on our net sales in the short term.

The factors that most significantly impacted our net sales were the year over year change in orders from our largest customer and the year over year adverse impact of changes in the foreign currency exchange markets, both discussed in more detail below.

Large orders, defined as orders with a value greater than $100,000, decreased by 2% year over year during 2015, compared to a year over year increase of 18% in 2014. A significant amount of the decrease in our large orders in 2015 compared to 2014 was the result of lower orders from our largest customer. During 2015, orders from this customer decreased by $31 million compared to 2014. During 2014, orders from this customer increased by $23 million compared to 2013. Excluding the impact of our largest customer, large orders grew by 12%, 9% and 19% during 2015, 2014, and 2013, respectively. Orders from our largest customer are discussed in more detail below. Large orders were 23%, 22%, and 21% of our total orders for the years ended December 31, 2015, 2014, and 2013, respectively. Larger orders are more volatile, are subject to greater discount variability and may contract at a faster pace during an economic downturn.

With respect to our largest customer, we are serving several different applications for this customer, each involving the use of LabVIEW and the NI PXI platform. During 2015, we received $28 million in new orders from our largest customer and recognized net revenue of $29 million related to orders from this customer. During 2014, we received new orders totaling $60 million from this customer, of which $52 million was recognized in revenue.

We previously disaggregated net sales for four geographic regions which consisted of the Americas, Europe, East Asia, and Emerging Markets. In the third quarter of 2015, we began disaggregating net sales into three geographic regions which consist of the Americas; Europe, Middle East, India, and Africa (“EMEIA”); and Asia-Pacific (“APAC”). This resulted in the revenue previously reported under the Emerging Markets region being allocated to the EMEIA and APAC regions. We have revised information from comparative periods to conform to the December 31, 2015 presentation.

For the years ended December 31, 2015, 2014, and 2013, net sales in the Americas were $497 million, $496 million, and $484 million, respectively, relatively flat in 2015 following an increase of 3% in 2014. Sales in the Americas, as a percentage of net sales were 41%, 40%, and 41%, respectively over the three year period. In EMEIA, net sales were $409 million, $412 million and $390 million, respectively, a decrease of 1% in 2015 following an increase of 6% in 2014. Sales in EMEIA, as a percentage of net sales were 33%, 33%, and 33%, respectively, over the three year period. In APAC, net sales were $320 million, $336 million, and $299 million, respectively, a decrease of 5% in 2015 following an increase of 12% in 2014. Sales in APAC, as a percentage of net sales were 26%, 27%, and 26%, respectively, over the three year period.

We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), EMEIA, and APAC are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. For the year ended December 31, 2015, in local currency terms, our consolidated net sales increased by $50 million, or 4%, Americas sales increased by $13 million, or 3%, EMEIA sales increased by $36 million, or 9%, and sales in APAC increased by $2 million, or 1%, compared to the year ended December 31, 2014. During this same period, the change in exchange rates had the effect of decreasing our consolidated sales by $69 million, or 6%, decreasing Americas sales by $12 million, or 2%, decreasing EMEIA sales by $39 million, or 9%, and decreasing APAC sales by $18 million, or 5%.

For 2014, in local currency terms, our consolidated net sales increased by $78 million, or 7%, Americas sales increased by $16 million, or 3%, EMEIA sales increased by $22 million, or 6%, and APAC sales increased by $40 million, or 13%, compared to the year ended December 31, 2013. During this same period, the change in exchange rates had the effect of decreasing our consolidated sales by $12 million, or 1%, decreasing Americas sales by $3.4 million, or 0.7%, decreasing EMEIA sales by $2.6 million, or 0.7%, and decreasing APAC sales by $5.5 million, or 1.9%.

To help protect against changes in the U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we hedge portions of our forecasted revenue denominated in foreign currencies with average rate forward contracts. During year ended December 31, 2015, these hedges had the effect of increasing our consolidated sales by $24 million. During 2014, these hedges had the effect of increasing our consolidated sales by $4.9 million. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2015 and 2014).

Gross Profit. For years ended December 31, 2015, 2014, and 2013, gross profit was $909 million, $926 million, and $867 million, respectively. As a percentage of sales, gross profit was 74% in each of the years ended 2015, 2014, and 2013. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle.

During the years ended December 31, 2015, and 2014, the change in exchange rates had the effect of decreasing our cost of sales by $10.5 million and $1.8 million, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During the years ended December 31, 2015 and 2014, these hedges had the effect of increasing our cost of sales by $2.3 million and decreasing our cost of sales by $67,000, respectively. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2015 and 2014).

Operating Expenses. For the years ended December 31, 2015, 2014, and 2013, operating expenses were $771 million, $781 million and $769 million, respectively, a decrease of 1% in 2015, following an increase of 2% in 2014. In 2015, the net impact of changes in foreign currency exchange rates decreased our operating expense by $38 million.  This was partially offset by higher personnel related expenses of $18 million, higher expenses for building and equipment of $11 million, and additional travel costs of $4 million. The increase in personnel costs was driven by an increase in headcount as well as raises for eligible employees. In addition, a $6 million decrease in operating expenses related to software development which coincides with the $6 million increase in our capitalized software compared to the year ended December 31, 2014. The increase in our capitalized software is consistent with our focus on new product development to support future growth in our business. We capitalize software development costs when technological feasibility has been established and amortize those costs as a component of cost of sales once the corresponding product is available for general release to customers. (See Note 1 – Operations and Summary of Significant Accounting Policies and Note 7 – Intangible Assets of Notes to Consolidated Financial Statements for further discussion related to the capitalization and amortization of software development costs.)

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

We believe that our long-term growth and success depends on developing high quality software and hardware products on a timely basis. We are focused on leveraging recent investments in research and development and in our field sales force and taking actions to help ensure that those resources are focused in areas and initiatives that will contribute to future growth in our business. For the years ended December 31, 2015, 2014, and 2013, our sales and marketing expenses were $452 million, $462 million and $448 million, respectively, and research and development expenses were $225 million, $227 million and $235 million, respectively. The decrease in sales and marketing expenses in 2015 was driven by a decrease in commissions due to lower sales volume and a decrease in variable compensation compared to 2014. The increase in sales and marketing expenses in 2014 was driven by an increase in commissions due to higher sales volume, an increase in variable compensation due to the overall improvement in our operating results compared to 2013 as well as raises for eligible employees.

Operating Income.    For the years ended December 31, 2015, 2014, and 2013, operating income was $137 million, $145 million and $99 million, respectively, a decrease of 6% in 2015, following an increase of 47% in 2014. As a percentage of net sales, operating income was 11%, 12% and 8%, respectively, over the three year period.  The decrease in operating income in absolute dollars and as a percent of sales in 2015 and the increase in operating income in absolute dollars and as a percent of sales in 2014, is attributable to the factors discussed in Net Sales, Gross Profit and Operating Expenses above.

Interest Income.    Interest income was $1.4 million, $1.1 million and $679,000 for the years ended December 31, 2015, 2014, and 2013, respectively, an increase of 24% in 2015, following an increase of 67% in 2014. We continue to see low yields for high quality investment alternatives that comply with our corporate investment policy. We do not expect yields in these types of investments to increase significantly in 2016.

Net Foreign Exchange Loss.    Net foreign exchange loss was $(7.1) million, $(2.3) million, and $(2.6) million for the years ended December 31, 2015, 2014, and 2013, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During 2015,  there was sharp volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business and such volatility was characterized by a broad and sharp strengthening of the U.S. dollar against most currencies. In 2015 net foreign exchange loss included a $3.1 million loss on Euro cash holdings that were subsequently used to fund our acquisition of M2 and its wholly-owned subsidiary, Micropross. We cannot predict the direction or degree of future volatility in these exchange rates. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange loss”. Our hedging strategy decreased our foreign exchange losses by $4.3 million in 2015 and $2.5 million in 2014, and increased our foreign exchange losses by $267,000 in 2013.

Provision for Income Taxes.  For the years ended December 31, 2015, 2014, and 2013, our provision for income taxes reflected an effective tax rate of 27%, 12% and 17%, respectively. The factors that caused our effective tax rates to change year-over-year are detailed in the table below:

Years ended
December 31,
Effective tax rate for 2014	12%
Decreased profits in foreign jurisdictions with reduced income tax rates	1
Change in valuation allowance	(1)
Change in enhanced deduction for certain research and development expenses	1
Change in intercompany profit	2
Change in unrecognized tax benefits	11
Other	1
Effective tax rate for 2015	27%

Years ended
December 31,
Effective tax rate for 2013	17%
Increased profits in foreign jurisdictions with reduced income tax rates	(5)
Change in non-deductible stock-based compensation expense	1
Change in enhanced deduction for certain research and development expenses	4
Change in research and development tax credits	5
Change in unrecognized tax benefits	(9)
Other	(1)
Effective tax rate for 2014	12%

(See Note 9 – Income taxes of Notes to Consolidated Financial Statements for further discussion regarding changes in our effective tax rate and a reconciliation of income taxes at the U.S. federal statutory income tax rate of 35% to our effective tax rate).

Quarterly results of operations

The following quarterly results have been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. You should read the following tables presenting our quarterly results of operations in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. The unaudited quarterly financial data for each of the eight quarters in the two years ended December 31, 2015 and December 31, 2014 are as follows:

	Three months ended
	(in thousands, except per share data)
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net sales	$289,513	$301,791	$299,812	$334,340
Gross profit	213,177	225,116	222,646	247,561
Operating income	20,133	34,687	32,351	50,001
Net income	15,004	24,942	23,178	32,138
Basic earnings per share	$0.12	$0.19	$0.18	$0.25
Weighted average shares outstanding - basic	128,040	128,682	127,935	127,341
Diluted earnings per share	$0.12	$0.19	$0.18	$0.25
Weighted average shares outstanding - diluted	128,676	129,337	128,229	127,798
Dividends declared per share	$0.19	$0.19	$0.19	$0.19

	Three months ended
	(in thousands, except per share data)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net sales	$284,674	$312,711	$313,701	$332,776
Gross profit	213,472	230,890	232,752	248,616
Operating income	23,824	32,025	34,303	55,035
Net income	18,723	24,523	39,702	43,385
Basic earnings per share	$0.15	$0.19	$0.31	$0.34
Weighted average shares outstanding - basic	125,973	126,887	127,478	127,755
Diluted earnings per share	$0.15	$0.19	$0.31	$0.34
Weighted average shares outstanding - diluted	126,725	127,512	127,903	128,233
Dividends declared per share	$0.15	$0.15	$0.15	$0.15

Other operational metrics

We believe that the following additional unaudited operational metrics assist investors in assessing our operational performance relative to our others in our industry and to our historical results.

 Charges related to stock-based compensation, amortization of acquisition intangibles, acquisition related transaction costs, restructuring charges, foreign exchange loss on acquisitions and impairment of cost-method investments.  For the three month periods and years ended December 31, 2015 and 2014, the gross charges related to stock-based compensation as a component of cost of sales, sales and marketing, research and development, and general and administrative expenses, the provision for income taxes and the total charges were as follows:

(In thousands)	Three Months Ended December 31,		Years Ended December 31,
	2015	2014	2015	2014
Stock-based compensation
Cost of sales	$509	$447	$1,936	$1,711
Sales and marketing	2,701	2,597	11,003	10,931
Research and development	2,240	2,428	9,004	9,649
General and administrative	888	810	3,544	3,467
Provision for income taxes	(1,870)	(1,497)	(7,289)	(7,414)
Total	$4,468	$4,785	$18,198	$18,344

For the three month periods and years ended December 31, 2015 and 2014, the gross charges related to the amortization of acquired intangibles as a component of cost of sales, sales and marketing, research and development, other income (expense), net, the provision for income taxes and the total charges were as follows:

(In thousands)	Three Months Ended December 31,		Years Ended December 31,
	2015	2014	2015	2014
Amortization of acquired intangibles
Cost of sales	$3,080	$2,660	$10,938	$10,651
Sales and marketing	740	433	2,039	1,784
Research and development	316	369	1,299	1,567
Other income, net	93	165	542	672
Provision for income taxes	(1,398)	(1,199)	(4,867)	(4,846)
Total	$2,831	$2,428	$9,951	$9,828

For the three month periods and years ended December 31, 2015 and 2014, the gross charges related to acquisition related transaction costs, restructuring charges, foreign exchange loss on acquisitions and impairment of cost-method investments as a component of cost of sales, sales and marketing, research and development, general and administrative expenses, foreign exchange loss and other expenses,  the provision for income taxes and the total charges were as follows:

(In thousands)	Three Months Ended December 31,		Years Ended December 31,
	2015	2014	2015	2014
Acquisition transaction costs, restructuring charges, and other
Cost of sales	$296	$742	$1,269	$1,289
Sales and marketing	123	37	123	189
Research and development	198	178	198	442
General and administrative	593	96	1,035	241
Foreign exchange loss on acquisition	3,111	-	3,111	-
Other expense, impairment of cost-method investment	1,000	-	1,000	-
Provision for income taxes	(1,453)	(286)	(1,843)	(674)
Total	$3,868	$767	$4,893	$1,487

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments.  Cash, cash equivalents and short-term investments decreased by $138 million to $333 million at December 31, 2015 from $471 million at December 31, 2014. The following table presents our working capital, cash and cash equivalents and short-term investments:

			Increase/
(In thousands)	December 31, 2015	December 31, 2014	(Decrease)

Working capital (1)	$559,525	$700,163	$(140,638)
Cash and cash equivalents (2)	251,129	274,030	(22,901)
Short-term investments (2)	81,789	197,163	(115,374)
Total cash, cash equivalents and short-term investments	$332,918	$471,193	$(138,275)

(1)    Effective December 31, 2015, our working capital includes the effects of the adoption of ASU No. 2015-17, Balance Sheet Classification of  Deferred Taxes, requiring all deferred tax assets and liabilities and any related valuation allowance to be classified as non-current on our Consolidated Balance Sheets. Prior periods were not retrospectively adjusted.

(2)    Included in working capital

During year ended December 31, 2015, our working capital decreased by $141 million. Overall, current assets decreased by $148 million while current liabilities decreased by $7 million. The decrease in our current assets was primarily driven by a $138 million decrease in cash, cash equivalents and short-term investments. An additional $31 million decrease in working capital relates to the reclassification of all current deferred income tax accounts to noncurrent as of December 31, 2015 in accordance with our adoption of Accounting Standard Update No. 2015-17, Balance Sheet Classification of Deferred Taxes. Prior periods were not retrospectively adjusted.  The decrease in current liabilities was primarily driven by a decrease in accounts payable and accrued compensation of $13 million partially offset by an increase in deferred revenue of $6 million. The overall decreases in working capital can be attributed to the deployment of cash for five acquisitions in 2015 and our stock repurchase efforts.

Accounts receivable increased by $14 million to $216 million at December 31, 2015, from $202 million at December 31, 2014. Days sales outstanding (“DSO”) increased to 62 days at December 31, 2015, compared to 56 days at December 31, 2014. The increase in accounts receivable can be attributed to the year over year increase in DSO. Our DSO has been negatively impacted by accounts in Russia and other countries where the currency devaluation against the U.S. dollar has been significant.

Inventory increased by $12 million to $185 million at December 31, 2015, from $173 million at December 31, 2014. Inventory turns were 1.8 at December 31, 2015 and December 31, 2014. The increase in our inventory balance was a result of increased raw materials to support the final transition of our U.S. based manufacturing activities to Debrecen, Hungary and Penang, Malaysia, as well as to support anticipated sales demand in 2016.

Prepaid expenses and other current assets decreased $5 million to $65 million December 31, 2015, from $70 million at December 31, 2014. The decrease in the fair value of our derivatives designated as hedging instruments accounted for $15 million of this decrease which was offset by a $10 million increase related to the timing of payments of U.S. federal taxes as well as value added taxes (“VAT”) in various jurisdictions and insurance and maintenance contracts. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities)

Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $3.5 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. Our short-term investments do not include any foreign sovereign debt. At December 31, 2015, we had $333 million in cash, cash equivalents and short-term investments. Approximately $32 million or 10% of these amounts were held in domestic accounts with various financial institutions and $301 million or 90% was held in accounts outside of the U.S. with various financial institutions. At December 31, 2014, we had cash and cash equivalents of $471 million of which $91 million or 19% was held in domestic accounts and $380 million or 81% was held in various accounts of our foreign subsidiaries. At December 31, 2015, we had short-term investments of $82 million which was all held in investment accounts of our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Repatriation could result in substantial additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

Cash Provided by and (Used in) in the years ended December 31, 2015 and 2014. The following table summarizes the proceeds and (uses) of cash:

(In thousands)	December 31,
	2015	2014
Cash provided by operating activities	$162,637	$195,110
Cash used by investing activities	(78,392)	(107,573)
Cash used by financing activities	(107,146)	(43,770)
Net change in cash equivalents	(22,901)	43,767
Cash and cash equivalents at beginning of year	274,030	230,263
Cash and cash equivalents at end of period	$251,129	$274,030

For years ended December 31, 2015 and 2014, cash provided by operating activities was $163 million and $195 million, respectively. The year over year decrease was primarily related to a decrease in net income of $31 million.

Investing activities used cash of $78 million during the year ended December 31, 2015, as a result of payments related to our acquisitions for aggregate cash consideration of $126 million, capital expenditures of $34 million, and capitalization of internally developed software and other intangibles of $34 million, all of which was partially offset by the net sale or maturity of $115 million of short-term investments. Capital expenditures during the year ended December 31, 2015 included payments for the construction of our new general and administrative building in Debrecen, Hungary, leasehold improvements, computers, equipment and furniture and fixtures to support operations throughout our business. Investing activities used cash of $108 million during the year ended December 31, 2014, as a result of capital expenditures of $45 million and capitalization of internally developed software and other intangibles of $26 million, and the net purchase of $34 million of short-term investments. Capital expenditures during year ended December 31, 2014 included payments for the construction of our new general and administrative building in Debrecen, Hungary, leasehold improvements, computers, equipment and furniture and fixtures.

Financing activities used cash of $107 million during the year ended December 31, 2015, which was a result of $98 million used to pay dividends to our stockholders, $75 million used to repurchase 2.6 million shares of our common stock at an average price of $29.04 per share, offset by $37 million in net borrowings under our revolving line of credit and $28 million received from the issuance of our common stock from the exercise of employee stock options and from our employee stock purchase plan. Financing activities used cash of $44 million during the year ended December 31, 2014, which was the result of $76 million used to pay dividends to our stockholders, offset by $31 million received from the issuance of our common stock from the exercise of employee stock options and from our employee stock purchase plan.

From time to time, our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. (See Note 11 – Authorized shares of common and preferred stock and stock-based compensation plans of Notes to Consolidated Financial Statements for additional information on our repurchase program.)

During year ended December 31, 2015, we received less proceeds from the exercise of stock options compared to year ended December 31, 2014. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control. Since 2005, it has been our practice to issue restricted stock units and not stock options to eligible employees which has reduced the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to us. At December 31, 2015, there were no outstanding options. As such, we will not generate any proceeds from stock option exercises in 2016.

Contractual Cash Obligations.    The following summarizes our contractual cash obligations as of December 31, 2015:

	Payments due by period
(In thousands)	Total	2016	2017	2018	2019	2020	Beyond
Long-term debt	$37,000	$-	$-	$-	$-	$37,000	$-
Capital lease obligation	-	-	-	-	-	-	-
Operating leases	55,554	17,091	12,242	10,201	8,313	4,271	3,436
Total contractual obligations	$92,554	$17,091	$12,242	$10,201	$8,313	$41,271	$3,436

The following summarizes our other commercial commitments as of December 31, 2015:

(In thousands)	Total	2016	2017	2018	2019	2020	Beyond
Guarantees	$3,963	$3,963	$-	$-	$-	$-	$-
Purchase obligations	6,957	6,957	-	-	-	-	-
Total commercial commitments	$10,920	$10,920	$-	$-	$-	$-	$-

We have commitments under non-cancelable operating leases primarily for office facilities throughout the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. As of December 31, 2015, we had non-cancelable operating lease obligations of approximately $56 million compared to $54 million at December 31, 2014. Rent expense under operating leases was $20 million, $20 million and $19 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. As of December 31, 2015, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7 million over the next twelve months. At December 31, 2014, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $8 million.

At December 31, 2015, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $4 million. At December 31, 2014, we had outstanding guarantees for payment of customs, foreign grants and potential customer disputes totaling approximately $12 million.

Loan Agreement.  On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank (the “Lender”). On October 29, 2015, we entered into a First Amendment to Loan Agreement (the “Amendment”) with the Lender, which amended our Loan Agreement to among other things, i) increase the unsecured revolving line of credit from $50.0 million to $125.0 million, (ii) extend the maturity date of the line of credit from May 9, 2018 to October 29, 2020, and (iii) provide us with an option to request increases to the line of credit of up to an additional $25.0 million in the aggregate, subject to consent of the Lender and terms and conditions to be mutually agreed between us and the Lender. Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Loan Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Loan Agreement. We may choose to borrow additional funds against this line of credit in future periods to have sufficient domestic cash to fund continued dividends to our stockholders, to fund potential acquisitions or other domestic general corporate purposes without the need to repatriate foreign earnings. (See Note 14 – Debt of Notes to Consolidated Financial Statements for additional details on our revolving line of credit).

Off-Balance Sheet Arrangements.    We do not have any debt or off-balance sheet debt. At December 31, 2015, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Prospective Capital Needs.    We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations as well as from the purchase of common stock through our employee stock purchase plan, and available borrowings under our Loan Agreement will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, payment of dividends to our stockholders and repurchases of our common stock for at least the next 12 months, although the use of certain of our funds for domestic purposes may require us to repatriate foreign earnings which would be subject to the U.S. federal statutory tax rate of 35%. We may also seek to pursue additional financing or to raise additional funds by selling equity or debt to the public or in private transactions. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock. We may also choose to repatriate foreign earnings which would be subject to the U.S. federal statutory tax rate of 35% and therefore, would likely have a material adverse effect on our effective tax rate and on our net income and earnings per share. We could also choose to reduce certain expenditures or payments of dividends or suspend our program to repurchase shares of our common stock.

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

•	capital improvements for facilities;
•	repurchases of our common stock;
•	our relationships with suppliers and customers; and
•	the level of stock purchases under our employee stock purchase plan.

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

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. For most of our hardware and software sales, title and risk of loss transfer upon shipment. For services, we recognize revenue when the service is provided, except for extended warranties for which revenue is recognized ratably over the warranty period.

We apply the separation guidance under U.S. GAAP for contracts with multiple deliverables. We analyze revenue arrangements with multiple deliverables to determine whether the deliverables should be divided into more than one unit of accounting. For contracts with more than one unit of accounting, we allocate the consideration we receive among the separate units of accounting based on their relative selling prices, which we determine based on prices of the deliverables as sold on a stand-alone basis, or if not sold on a stand-alone basis, the prices we would charge if sold on a stand-alone basis. We recognize revenue for each deliverable based on the revenue recognition policies described below.

For software arrangements that include multiple elements, including perpetual software licenses and undelivered items (e.g., software maintenance; subscriptions/term licenses), we allocate and defer revenue for the undelivered items based on vendor specific objective evidence (“VSOE”) of the fair value of the undelivered elements, and recognize revenue on the perpetual license using the residual method. We base VSOE of each element on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties or from the stated renewal rate for the undelivered elements. When VSOE does not exist for undelivered items, we recognize the entire arrangement fee ratably over the applicable performance period.

A portion of our revenues are generated from the sale of systems that contain software components that operate together with our hardware platform to provide the essential functionality of the system. When sold in a multiple element arrangement, these systems are considered non-software deliverables, so we can allocate the arrangement fee based upon relative selling price of each element. When applying the relative selling price method, we determine the selling price of each element using best estimate of selling price (“BESP”), because VSOE and third-party evidence (TPE) are not available.

The revenues allocated to the software-related elements are recognized based on software industry specific revenue recognition guidance, as noted above. The revenues allocated to the non-software related elements are recognized based on the nature of the element provided. We estimate BESP by considering internal factors such as historical pricing practices and gross margin objectives, as well as market conditions such as competitor pricing strategies, customer demands and geography, and regularly review these assumptions.

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

The preparation of financial statements requires that we make estimates and assumptions of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of our sales returns allowance. Significant judgments and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. A provision for estimated sales returns is made by reducing recorded revenue by the amount of the allowance. Accounts receivable is reported net of the allowance for sales returns. Our allowance for sales returns was $1.9 million and $1.8 million at December 31, 2015 and 2014, respectively. Material differences may result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates or if our actual results varied materially from our estimates.

•	Estimating allowances, specifically the allowance for doubtful accounts and the adjustment for excess and obsolete inventories

In addition to estimating an allowance for sales returns, we must also make estimates about the uncollectability of our accounts receivable. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. Our allowance for doubtful accounts was $2.5 million and $3.0 million at December 31, 2015 and 2014, respectively. We also write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated net realizable value based on assumptions of future demand and market conditions. Our allowance for excess and obsolete inventories was $10.1 million and $9.6 million at December 31, 2015 and 2014, respectively. Significant judgments and estimates must be made and used in connection with establishing these allowances. Material differences may result in the amount and timing of our bad debt and inventory obsolescence if we made different judgments or utilized different estimates or if actual results varied materially from our estimates.

•	Accounting for costs of computer software

We capitalize costs related to the development and acquisition of certain software products. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Technological feasibility for our products is established when the product is available for beta release. Judgment is required in determining when technological feasibility of a product is established. Amortization is computed on an individual product basis for those products available for market and has been recognized based on the product’s estimated economic life, generally three years. At each balance sheet date, the unamortized costs are reviewed by management and reduced to net realized value when necessary. As of December 31, 2015 and 2014, unamortized capitalized software development costs were $50 million and $35 million, respectively.

•	Valuation of long-lived and intangible assets

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In accordance with FASB ASC 350, Intangibles – Goodwill and Other (FASB ASC 350), goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 28, 2015. No impairment of goodwill and long-lived and intangible assets was identified during 2015 and 2014. Goodwill is deductible for tax purposes in certain jurisdictions. We have one operating segment and one reporting unit. Factors considered important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;
•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•	significant negative industry or economic trends; and,
•	our market capitalization relative to net book value.

When it is determined that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate. As of December 31, 2015 and 2014, we had goodwill of approximately $258 million and $144 million, respectively.

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

The tax position of our Hungarian operations continues to benefit from assets created by the restructuring of our operations in Hungary. In addition, our research and development activities in Hungary continue to benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. Partial release of the valuation allowance on assets from the restructuring and the enhanced tax deduction for research expenses resulted in income tax benefits of $9.7 million and $12 million for the years ended December 31, 2015 and 2014, respectively. In addition, our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $5.3 million and $8 million for the years ended December 31, 2015 and 2014, respectively.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2027. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The tax holiday resulted in income tax benefits of $3.4 million and $1.9 million for the years ended December 31, 2015 and 2014, respectively.

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

The vast majority of our sales outside of the United States are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect of decreasing our consolidated sales by $69 million in the year ended December 31, 2015, and by $12 million in the year ended December 31, 2014. Because most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing our consolidated operating expenses by $38 million in the year ended December 31, 2015, and by $5.2 million in the year ended December 31, 2014.

During 2015, there was sharp volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business and such volatility was characterized by a broad and sharp strengthening of the U.S. dollar against most currencies. We cannot predict to what degree or how long this volatility in the foreign currency exchange markets will continue. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In recent periods, these dynamics have also adversely affected our revenue growth in international markets and will likely pose similar challenges in the near future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins. To help protect against the change in the value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales and expenses over the next one to two years, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue, cost of sales and operating expenses denominated in foreign currencies with foreign currency forward contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. For purchased option contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the option contracts designated as hedges, net of the premium paid. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” We purchase foreign currency forward and option contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, Chinese yuan, British pound, Malaysian ringgit and Hungarian forint) and limit the duration of these contracts to 40 months or less. As a result, our hedging activities only partially address our risks from foreign currency transactions, and there can be no assurance that this strategy will be successful. We do not invest in contracts for speculative purposes.

During the year ended December 31, 2015, our hedges had the effect of increasing our consolidated sales by $24 million, increasing our cost of sales by $2.3 million, and increasing our operating expenses by $2.0 million. During December 31, 2014, our hedges had the effect of increasing our consolidated sales by $4.9 million, decreasing our cost of sales by $67,000, and increasing our operating expenses by $16,000. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales, cost of sales and operating expenses for the years ended December 31, 2015 and 2014).

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

Cash, Cash Equivalents and Short-Term Investments

At December 31, 2015, we had $333 million in cash, cash equivalents and short-term investments. See Liquidity and Capital Resources above for further discussion regarding our cash, cash equivalents and short-term investments.

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

We account for our investments in debt and equity instruments under FASB ASC 320 Investments – Debt and Equity Securities (FASB ASC 320). Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other-than-temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments at December 31, 2015 and 2014 was $82 million and $197 million, respectively. This decrease was due to our net sale of $115 million of short-term investments.

We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income. During the fourth quarter of 2015, we recorded a non-cash charge of $1 million (recorded in other, net) for the impairment of a  cost-method investment.

Interest Expense Risk

We are exposed to interest rate fluctuations in the normal course of our business, including through our Loan Agreement. The interest payments on the Loan Agreement consist of a variable-rate of interest and an applicable margin.

Interest Income Risk

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

In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of December 31, 2015, a 100 basis point increase or decrease in interest rates across all maturities would result in approximately a $802,000 increase or decrease in the fair market value of our portfolio. As of December 31, 2014, a similar 100 basis point increase or decrease in interest rates across all maturities would result in approximately a $965,000 increase or decrease in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is an other-than-temporary impairment. Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of December 31, 2015, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

We continue to monitor the stability of the financial markets, particularly those in the developing economies and have taken steps to limit our direct and indirect exposure to these markets; however, we can give no assurance that we will not be negatively impacted by any adverse outcomes in those markets. We also continue to weigh the benefit of the higher yields associated with longer maturities against the interest rate risk and credit rating risk, also associated with these longer maturities when making these decisions. We cannot predict when or if interest rates and investment yields will rise. If yields continue to stay at these low levels, our investment income will continue to be negatively impacted.

Exchange Rate Risk

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at December 31, 2015 and December 31, 2014, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $16 million and $13 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to the Consolidated Financial Statements and Notes to Consolidated Financial Statements beginning on page F-1 hereof. Also see “Quarterly results of operations” on page 34.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer, Dr. James Truchard and our Executive Vice President, Chief Operating Officer and Chief Financial Officer, Alex Davern, have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of December 31, 2015, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting.

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

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). We conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2015, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2015, which were identified in connection with our evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

From time to time, our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Exchange Act.  Jeffrey L. Kodosky and James J. Truchard have made periodic sales of our stock pursuant to such plans. The foregoing is provided for informational purposes and not in response to any particular requirement of Form 10-K.

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

Registrant
NATIONAL INSTRUMENTS CORPORATION
February 19, 2016	BY:	/s/ Dr. James J. Truchard
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

Signature	Capacity in Which Signed	Date

/s/ Dr. James J. Truchard	Chairman of the Board and President (Principal Executive Officer)	February 19, 2016
Dr. James J. Truchard
/s/ Alex M. Davern	EVP, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 19, 2016
Alex M. Davern

/s/ Jeffrey L. Kodosky	Director	February 19, 2016
Jeffrey L. Kodosky

/s/ John M. Berra	Director	February 19, 2016
John M. Berra

	Director	February 19, 2016
Dr. Donald M. Carlton

/s/ Duy-Loan T. Le	Director	February 19, 2016
Duy-Loan T. Le

/s/ Michael E. McGrath	Director	February 19, 2016
Michael E. McGrath

/s/ Charles J. Roesslein	Director	February 19, 2016
Charles J. Roesslein

NATIONAL INSTRUMENTS CORPORATION

All schedules are omitted because the required information is already included in our notes to our consolidated financial statements or because they are not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of National Instruments Corporation:

We have audited the accompanying consolidated balance sheets of National Instruments Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Instruments Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Instruments Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2016 expressed an unqualified opinion thereon.

As discussed in Note 1, the Company prospectively adopted ASU 2015-17 as of December 31, 2015 and reclassified all current deferred tax assets and liabilities to long-term.

/s/ Ernst & Young LLP

Austin, Texas

February 19, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of National Instruments Corporation:

We have audited National Instruments Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). National Instruments Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

     In our opinion, National Instruments Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Instruments Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of National Instruments Corporation and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

February 19, 2016

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$251,129	$274,030
Short-term investments	81,789	197,163
Accounts receivable, net	216,244	202,329
Inventories, net	185,197	173,052
Prepaid expenses and other current assets	65,381	70,075
Deferred income taxes, net	-	31,171
Total current assets	799,740	947,820
Property and equipment, net	257,853	264,086
Goodwill	257,718	144,325
Intangible assets, net	108,196	78,282
Other long-term assets	30,349	20,978
Total assets	$1,453,856	$1,455,491
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$50,970	$58,603
Accrued compensation	27,956	33,774
Deferred revenue - current	112,283	105,964
Accrued expenses and other liabilities	11,756	14,714
Other taxes payable	37,250	34,602
Total current liabilities	240,215	247,657
Long-term debt	37,000	-
Deferred income taxes	44,673	47,406
Liability for uncertain tax positions	11,974	10,127
Deferred revenue - long-term	27,708	26,452
Other long-term liabilities	10,565	6,353
Total liabilities	372,135	337,995
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $0.01; 360,000,000 shares authorized; 127,471,604 and 127,849,271 shares issued and outstanding, respectively	1,275	1,278
Additional paid-in capital	717,705	662,889
Retained earnings	400,831	464,993
Accumulated other comprehensive loss	(38,090)	(11,664)
Total stockholders’ equity	1,081,721	1,117,496
Total liabilities and stockholders’ equity	$1,453,856	$1,455,491

The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the years ended December 31,
	2015	2014	2013

Net sales:
Product	$1,113,590	$1,143,000	$1,091,186
Software maintenance	111,866	100,862	81,372
Total net sales	1,225,456	1,243,862	1,172,558

Cost of sales:
Product	311,226	312,623	299,854
Software maintenance	5,730	5,509	5,389
Total cost of sales	316,956	318,132	305,243

Gross profit	908,500	925,730	867,315

Operating expenses:
Sales and marketing	452,262	461,845	447,800
Research and development	225,131	227,433	234,796
General and administrative	93,935	91,265	87,418
Acquisition related adjustment	-	-	(1,316)
Total operating expenses	771,328	780,543	768,698

Operating income	137,172	145,187	98,617

Other income (expense):
Interest income	1,403	1,133	679
Net foreign exchange loss	(7,075)	(2,250)	(2,578)
Other (expense) income, net	(221)	(69)	450
Income before income taxes	131,279	144,001	97,168
Provision for income taxes	36,017	17,668	16,655

Net income	$95,262	$126,333	$80,513

Basic earnings per share	$0.74	$0.99	$0.65

Weighted average shares outstanding - basic	127,997	127,030	124,558

Diluted earnings per share	$0.74	$0.99	$0.64

Weighted average shares outstanding - diluted	128,668	127,799	125,571

Dividends declared per share	$0.76	$0.60	$0.56

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the years ended December 31,
	2015	2014	2013

Net income	$95,262	$126,333	$80,513
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	(19,240)	(21,218)	1,332
Unrealized gain (loss) on securities available-for-sale	701	(380)	(538)
Unrealized gain (loss) on derivative instruments	(19,012)	7,692	1,238
Other comprehensive income (loss), before tax	(37,551)	(13,906)	2,032
Tax provision related to items of other comprehensive income (loss)	(11,125)	308	326
Other comprehensive (loss) income, net of tax	(26,426)	(14,214)	1,706
Comprehensive income	$68,836	$112,119	$82,219

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2015	2014	2013
Cash flow from operating activities:
Net income	$95,262	$126,333	$80,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,329	70,206	67,974
Stock-based compensation	25,489	25,759	28,992
Tax (benefit) expense from deferred income taxes	11,019	(3,240)	(4,353)
Tax benefit from stock option plans	(967)	(1,242)	(2,407)
Changes in operating assets and liabilities(net of effects of acquisitions):
Accounts receivable	(11,760)	(21,649)	6,820
Inventories	(8,381)	(943)	(1,563)
Prepaid expenses and other assets	(13,126)	(16,864)	(1,767)
Accounts payable	(9,003)	1,989	(8,604)
Deferred revenue	5,656	14,910	6,346
Taxes, accrued benefit (expenses) and other liabilities	(4,881)	(149)	(2,472)
Net cash provided by operating activities	162,637	195,110	169,479

Cash flow from investing activities:
Capital expenditures	(33,987)	(44,944)	(47,796)
Capitalization of internally developed software	(31,356)	(25,781)	(14,883)
Additions to other intangibles	(2,811)	(2,834)	(5,182)
Acquisitions, net of cash received	(125,612)	-	-
Purchases of short-term investments	(36,063)	(123,849)	(70,354)
Sales and maturities of short-term investments	151,437	89,835	80,371
Net cash used in investing activities	(78,392)	(107,573)	(57,844)

Cash flow from financing activities:
Proceeds from revolving line of credit	54,000	-	-
Principal payments on revolving line of credit	(17,000)	-	-
Proceeds from issuance of common stock	27,785	31,275	39,319
Repurchases of common stock	(75,255)	-	-
Deferred acquisition payments	-	-	(15,318)
Dividends paid	(97,643)	(76,287)	(69,776)
Tax benefit from stock option plans	967	1,242	2,407
Net cash used in financing activities	(107,146)	(43,770)	(43,368)

Net change in cash and cash equivalents	(22,901)	43,767	68,267
Cash and cash equivalents at beginning of period	274,030	230,263	161,996
Cash and cash equivalents at end of period	$251,129	$274,030	$230,263
Supplementary information:
Equity consideration issued in business combinations	$13,778	$-	$-
Interest paid	$287	$144	$110
Income taxes paid	$29,038	$28,003	$10,510

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2012	122,878,690	$1,229	$532,845	$404,210	$844	$939,128
Net income	-	-	-	80,513	-	80,513
Other comprehensive income, net of tax	-	-	-	-	1,706	1,706
Issuance of common stock under employee plans, including tax benefits	2,811,550	28	39,291	-	-	39,319
Stock-based compensation	-	-	29,151	-	-	29,151
Dividends paid	-	-	-	(69,776)	-	(69,776)
Disqualified dispositions	-	-	3,043	-	-	3,043
Balance at December 31, 2013	125,690,240	$1,257	$604,330	$414,947	$2,550	$1,023,084
Net income	-	-	-	126,333	-	126,333
Other comprehensive loss, net of tax	-	-	-	-	(14,214)	(14,214)
Issuance of common stock under employee plans, including tax benefits	2,159,031	21	31,254	-	-	31,275
Stock-based compensation	-	-	26,242	-	-	26,242
Dividends paid	-	-	-	(76,287)	-	(76,287)
Disqualified dispositions	-	-	1,063	-	-	1,063
Balance at December 31, 2014	127,849,271	$1,278	$662,889	$464,993	$(11,664)	$1,117,496
Net income	-	-	-	95,262	-	95,262
Other comprehensive loss, net of tax	-	-	-	-	(26,426)	(26,426)
Issuance of common stock under employee plans, including tax benefits	1,846,070	18	27,767	-	-	27,785
Stock-based compensation	-	-	25,891	-	-	25,891
Issuance of common stock in business acquisitions	367,481	4	13,774	-	-	13,778
Repurchase of common stock	(2,591,218)	(25)	(13,449)	(61,781)		(75,255)
Dividends paid	-	-	-	(97,643)	-	(97,643)
Disqualified dispositions	-	-	833	-	-	833
Balance at December 31, 2015	127,471,604	$1,275	$717,705	$400,831	$(38,090)	$1,081,721

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Operations and summary of significant accounting policies

National Instruments Corporation is a Delaware corporation. We provide flexible application software and modular, multifunction hardware that users combine with industry-standard computers, networks and third party devices to create measurement, automation and embedded systems, which we refer to as “virtual instruments.” Our approach gives customers the ability to quickly and cost-effectively design, prototype and deploy unique custom-defined solutions for their design, control and test application needs. We offer hundreds of products used to create virtual instrumentation systems for general, commercial, industrial and scientific applications. Our products may be used in different environments, and consequently, specific application of our products is determined by the customer and generally is not known to us. We approach all markets with essentially the same products, which are used in a variety of applications from research and development to production testing, monitoring and industrial control. The following industries and applications are served by us worldwide: advanced research, automotive, commercial aerospace, computers and electronics, continuous process manufacturing, education, government/defense, medical research/pharmaceutical, power/energy, semiconductors, automated test equipment, telecommunications and others. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

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

Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments in debt securities at December 31, 2015 and December 31, 2014 was $82 million and $197 million, respectively. The decrease was due to the net sales of $115 million of short-term investments. We had $3.5 million U.S. dollar equivalent of corporate bonds that were denominated in Euro at December 31, 2015.

We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income. We did not identify or record any other-than-temporary impairments on our available-for-sale securities during 2015 and 2014.

Accounts Receivable, net

Accounts receivable are recorded net of allowances for sales returns of $1.9 million and $1.8 million at December 31, 2015 and 2014, respectively, and net of allowances for doubtful accounts of $2.5 million and $3.0 million at December 31, 2015 and 2014, respectively. A provision for estimated sales returns is made by reducing recorded revenue based on historical experience. We analyze historical returns, current economic trends and changes in customer demand of our products when evaluating the adequacy of our sales returns allowance. Our allowance for doubtful accounts is based on historical experience. We analyze historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts.

(In thousands) Year	Description	Balance at Beginning of Period	Provisions/ (Recapture)	Write-Offs/ (Recapture)	Balance at End of Period
2013	Allowance for doubtful accounts and sales returns	$4,870	$(43)	$396	$4,431
2014	Allowance for doubtful accounts and sales returns	$4,431	$760	$393	$4,798
2015	Allowance for doubtful accounts and sales returns	$4,798	$536	$968	$4,366

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

Inventory is shown net of adjustment for excess and obsolete inventories of $10.1 million, $9.6 million and $5.5 million at December 31, 2015, 2014 and 2013, respectively.

(In thousands) Year	Description	Balance at Beginning of Period	Provisions	Write-Offs	Balance at End of Period
2013	Adjustment for excess and obsolete inventories	$3,844	$3,488	$1,873	$5,459
2014	Adjustment for excess and obsolete inventories	$5,459	$5,812	$1,673	$9,598
2015	Adjustment for excess and obsolete inventories	$9,598	$3,087	$2,631	$10,054

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

Goodwill

The excess purchase price over the fair value of net assets acquired is recorded as goodwill. We have one operating segment and one reporting unit. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 28, 2015.  No impairment of goodwill was identified during 2015 and 2014. Goodwill is deductible for tax purposes in certain jurisdictions.

Concentrations of credit risk

We maintain cash and cash equivalents with various financial institutions located in many countries throughout the world. At December 31, 2015, $164 million or 65% of our cash and cash equivalents was held in cash in various operating accounts with financial institutions throughout the world, and $87 million or 35% was held in money market accounts. The most significant of our operating accounts was our domestic Wells Fargo operating account which held approximately $13 million or 5% of our total cash and cash equivalents at a bank that carried A/A2/AA- ratings at December 31, 2015. From a geographic standpoint, approximately $32 million or 13% of our cash was held in various domestic accounts with financial institutions and $219 million or 87% was held in various accounts outside of the U.S. with financial institutions. At December 31, 2015, our short-term investments consisted of $4.4 million or 5% of U.S. treasuries and agencies, $68 million or 84% of corporate notes, and $9 million or 11% in time deposits.

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

Concentration of credit risk with respect to trade accounts receivable is limited due to our large number of customers and their dispersion across many countries and industries. No single customer accounted for more than 3%, 5%, or 3% of sales for the years ended December 31, 2015, 2014, and 2013, respectively. The largest trade account receivable from any individual customer at December 31, 2015 was approximately $5 million.

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

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. For most of our hardware and software sales, title and risk of loss transfer upon shipment. For services, we recognize revenue when the service is provided, except for extended warranties for which revenue is recognized ratably over the warranty period.

We apply the separation guidance under U.S. GAAP for contracts with multiple deliverables. We analyze revenue arrangements with multiple deliverables to determine whether the deliverables should be divided into more than one unit of accounting. For contracts with more than one unit of accounting, we allocate the consideration we receive among the separate units of accounting based on their relative selling prices, which we determine based on prices of the deliverables as sold on a stand-alone basis, or if not sold on a stand-alone basis, the prices we would charge if sold on a stand-alone basis. We recognize revenue for each deliverable based on the revenue recognition policies described below.

For software arrangements that include multiple elements, including perpetual software licenses and undelivered items (e.g., software maintenance; subscriptions/term licenses), we allocate and defer revenue for the undelivered items based on vendor specific objective evidence (“VSOE”) of the fair value of the undelivered elements, and recognize revenue on the perpetual license using the residual method. We base VSOE of each element on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties or from the stated renewal rate for the undelivered elements. When VSOE does not exist for undelivered items, we recognize the entire arrangement fee ratably over the applicable performance period.

A portion of our revenues are generated from the sale of systems that contain software components that operate together with our hardware platform to provide the essential functionality of the system. When sold in a multiple element arrangement, these systems are considered non-software deliverables, so we can allocate the arrangement fee based upon relative selling price of each element. When applying the relative selling price method, we determine the selling price of each element using best estimate of selling price (“BESP”), because VSOE and third-party evidence (“TPE”) are not available.

The revenues allocated to the software-related elements are recognized based on software industry specific revenue recognition guidance, as noted above. The revenues allocated to the non-software related elements are recognized based on the nature of the element provided. We estimate BESP by considering internal factors such as historical pricing practices and gross margin objectives, as well as market conditions such as competitor pricing strategies, customer demands and geography, and regularly review these assumptions.

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

Warranty reserve

We offer a one-year limited warranty on most hardware products which is included in the terms of sale of such products. We also offer optional extended warranties on our hardware products for which the related revenue is recognized ratably over the warranty period. Provision is made for estimated future warranty costs at the time of the sale for the estimated costs that may be incurred under the limited warranty. Our estimate is based on historical experience and product sales during the period.

The warranty reserve for the years ended December 31, 2015, 2014, and 2013 was as follows:

(In thousands)
	2015	2014	2013
Balance at the beginning of the period	$1,885	$1,764	$1,435
Accruals for warranties issued during the period	4,867	6,445	3,737
Settlements made (in cash or in kind) during the period	(4,997)	(6,324)	(3,408)
Balance at the end of the period	$1,755	$1,885	$1,764

Loss contingencies

We accrue for probable losses from contingencies including legal defense costs, on an undiscounted basis,  when such costs are considered probable of being incurred and are reasonably estimable. We periodically evaluate available information, both internal and external, relative to such contingencies and adjust this accrual as necessary.

Advertising expense

We expense costs of advertising as incurred. Advertising expense for the years ended December 31, 2015, 2014, and 2013 was $12 million, $14 million, and $14 million, respectively.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for years ended December 31, 2015, 2014, and 2013 are as follows:

	Years ended December 31,
(In thousands)	2015	2014	2013
Weighted average shares outstanding-basic	127,997	127,030	124,558
Plus: Common share equivalents
Stock options, RSUs	671	769	1,013
Weighted average shares outstanding-diluted	128,668	127,799	125,571

Stock awards to acquire 292,400 shares, 19,400 shares, and 43,600 shares for the years ended December 31, 2015, 2014, and 2013 were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.

Stock-based compensation

We account for stock-based compensation plans, which are more fully described in Note 11 – Authorized shares of common and preferred stock and stock-based compensation plans, using a fair-value method and recognize the expense in our Consolidated Statement of Income.

Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation and unrealized gains and losses on forward and option contracts and securities available-for-sale. Comprehensive income in 2015, 2014, and 2013 was $69 million, $112 million and $82 million, respectively.

Recently issued and adopted accounting pronouncements

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall. This standard makes several modifications to Subtopic 825-10 including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. It is effective for interim and annual periods beginning after December 15, 2017.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position. We adopted these accounting changes during the three months ended December 31, 2015. We did not retrospectively apply the new guidance to the balance sheet at December 31, 2014.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. This guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any. The guidance is effective for interim and annual periods beginning after December 15, 2015, and is to be applied prospectively to adjustments to provisional amounts that occur after the effective date, with earlier application permitted for financial statements that have not yet been made available for issuance. The adoption of this standard is not expected to have a material impact on our financial statements.

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

In August 2014, the FASB issued ASU 2014-15. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2017 (fiscal year 2018 for the Company) and early adoption is permitted for annual reporting periods, and interim periods within that period, beginning after December 31, 2016 (fiscal year 2017). Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We have not yet selected an adoption date or transition method. We are currently evaluating the effect that the updated standard will have on our Consolidated Financial Statements and related disclosures. The adoption of this standard will likely impact the timing of revenue recognition for some of our software licensing arrangements, particularly arrangements with customers of our enterprise licensing agreements.

Note 2 – Cash, cash equivalents and short-term investments

The following tables summarize unrealized gains and losses related to our cash, cash equivalents, and short-term investments designated as available-for-sale:

(In thousands)	As of December 31, 2015
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$165,251	$-	$-	$(1,551)	$163,700
Money Market Accounts	87,429	-	-	-	87,429
Corporate bonds	69,442	2	(281)	(1,119)	68,044
U.S. treasuries and agencies	4,419	-	(2)	-	4,417
Foreign government bonds	-	-	-	-	-
Time deposits	9,326	2	-	-	9,328
Cash, cash equivalents, and short-term investments	$335,867	$4	$(283)	$(2,670)	$332,918

(In thousands)	As of December 31, 2014
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$149,598	$-	$-	$-	$149,598
Money Market Accounts	124,432	-	-	-	124,432
Corporate bonds	118,242	54	(254)	(4,966)	113,076
U.S. treasuries and agencies	73,919	1	(8)	-	73,912
Foreign government bonds	8,841	8	-	(1,586)	7,263
Time deposits	2,912	-	-	-	2,912
Cash, cash equivalents, and short-term investments	$477,944	$63	$(262)	$(6,552)	$471,193

The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale:

(In thousands)	As of December 31, 2015
	Adjusted Cost	Fair Value
Due in less than 1 year	$45,360	45,328
Due in 1 to 5 years	37,827	36,461
Total available-for-sale debt securities	$83,187	$81,789

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$31,615	31,583
U.S. treasuries and agencies	4,419	4,417
Foreign government bonds	-	-
Time deposits	9,326	9,328
Total available-for-sale debt securities	$45,360	$45,328

Due in 1 to 5 years	Adjusted Cost	Fair Value
Corporate bonds	37,827	36,461
U.S. treasuries and agencies	-	-
Total available-for-sale debt securities	$37,827	$36,461

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Inputs that are not based on observable market data

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$87,429	$87,429	$-	$-
Short-term investments available for sale:
Corporate bonds	68,044	-	68,044	-
U.S. treasuries and agencies	4,417	-	4,417	-
Foreign government bonds	-	-	-	-
Time deposits	9,328	9,328	-	-
Derivatives	1,231	-	1,231	-
Total Assets	$170,449	$96,757	$73,692	$-

Liabilities
Derivatives	$(8,746)	$-	$(8,746)	$-
Total Liabilities	$(8,746)	$-	$(8,746)	$-

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$124,432	$124,432	$-	$-
Short-term investments available for sale:
Corporate bonds	113,076	-	113,076	-
U.S. treasuries and agencies	73,912	-	73,912	-
Foreign government bonds	7,263	-	7,263	-
Time deposits	2,912	2,912	-	-
Derivatives	16,151	-	16,151	-
Total Assets	$337,746	$127,344	$210,402	$-

Liabilities
Derivatives	$(4,253)	$-	$(4,253)	$-
Total Liabilities	$(4,253)	$-	$(4,253)	$-

We value our available-for-sale short-term investments based on pricing from third party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. We classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. We believe all of these sources reflect the credit risk associated with each of our available-for-sale short-term investments. Short-term investments available-for-sale consists of debt securities issued by states of the U.S. and political subdivisions of the U.S., corporate debt securities and debt securities issued by U.S. government organizations and agencies. All short-term investments available-for-sale have contractual maturities of less than 36 months.

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of similar instruments. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the year ended December 31, 2015. There were not any transfers in or out of Level 1 or Level 2 during the year ended December 31, 2015.

Our short-term investments do not include any foreign sovereign debt. The majority of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $3.5 million U.S. dollar equivalent of corporate bonds that are denominated in Euro.

We did not have any items that were measured at fair value on a nonrecurring basis at December 31, 2015 and December 31, 2014.

The carrying value of net accounts receivable, accounts payable, and long-term debt contained in the Consolidated Balance Sheets approximates fair value.

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

We have operations in over 50 countries. Sales outside of the Americas accounted for approximately 59%, 60%, and 59% of our revenues during years ended December 31, 2015, 2014, and 2013, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

Cash flow hedges

  To help protect against the reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales over the next one to three years, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue and forecasted expenses denominated in foreign currencies with forward and purchased option contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. For option contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the option contracts net of the premium paid designated as hedges. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money”. We purchase foreign currency forward and option contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, Malaysian ringgit, British pound, Chinese yuan, and Hungarian forint) and limit the duration of these contracts to 40 months or less.

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

We held forward contracts with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of December 31, 2015	As of December 31, 2014
Chinese yuan	$26,548	$-
Euro	30,867	97,198
Japanese yen	4,119	7,798
Hungarian forint	38,836	61,067
British pound	4,342	22,809
Malaysian ringgit	40,249	10,241
Total forward contracts notional amount	$144,961	$199,113

The contracts in the foregoing table had contractual maturities of 36 months or less at December 31, 2015 and December 31, 2014.

At December 31, 2015, we expect to reclassify $351,000 of gains on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $2.3 million of losses on derivative instruments from accumulated OCI to cost of sales when the cost of sales are incurred and $2.4 million of losses on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at December 31, 2015. Actual results may vary as a result of changes in the corresponding exchange rates subsequent to this date.

We did not record any ineffectiveness from our hedges during the years ended December 31, 2015 and 2014.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 120 days. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange loss”. As of December 31, 2015 and December 31, 2014, we held foreign currency forward contracts with a notional amount of $97 million and $78 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets and the effect of derivative instruments on our Consolidated Statements of Income.

Fair Values of Derivative Instruments:

	Asset Derivatives
	December 31, 2015		December 31, 2014
(In thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$391	Prepaid expenses and other current assets	$14,492

Foreign exchange contracts - LT forwards	Other long-term assets	-	Other long-term assets	-
Total derivatives designated as hedging instruments		$391		$14,492

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$840	Prepaid expenses and other current assets	$1,659
Total derivatives not designated as hedging instruments		$840		$1,659

Total derivatives		$1,231		$16,151

	Liability Derivatives
	December 31, 2015		December 31, 2014
(In thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(4,653)	Accrued expenses and other liabilities	$(1,937)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(3,613)	Other long-term liabilities	(1,536)
Total derivatives designated as hedging instruments		$(8,266)		$(3,473)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(480)		$(780)
Total derivatives not designated as hedging instruments		$(480)		$(780)

Total derivatives		$(8,746)		$(4,253)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for years ended December 31, 2015 and 2014, respectively:

December 31, 2015
(In thousands)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(14,140)	Net sales	$23,736	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	(1,951)	Cost of sales	(2,279)	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	(2,921)	Operating expenses	(2,029)	Net foreign exchange gain (loss)	-
Total	$(19,012)		$19,428		$-

December 31, 2014
(In thousands)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$12,615	Net sales	$4,889	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	(3,151)	Cost of sales	67	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	(1,772)	Operating expenses	(16)	Net foreign exchange gain (loss)	-
Total	$7,692		$4,940		$-

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		December 31, 2015	December 31, 2014
Foreign exchange contracts - forwards	Net foreign exchange (loss)/gain	$4,273	$2,484

Total		$4,273	$2,484

Gains or losses recognized in OCI on the effective portion of our derivatives are reported net of gains or losses reclassified from accumulated OCI into income.

Note 5 – Inventories

Inventories, net consist of the following:

(In thousands)	December 31, 2015	December 31, 2014

Raw materials	$94,816	$79,376
Work-in-process	10,819	6,675
Finished goods	79,562	87,001
Total	$185,197	$173,052

Note 6 – Property and equipment

Property and equipment at December 31, 2015 and December 31, 2014, consist of the following:

	December 31,	December 31,
(In thousands)	2015	2014

Land	$32,949	$32,861
Buildings	207,977	213,352
Furniture and equipment	320,410	298,653
	561,336	544,866
Accumulated depreciation	(303,483)	(280,780)
Total	$257,853	$264,086

Depreciation expense for the years ended December 31, 2015, 2014, and 2013, was $38 million, $38 million and $36 million, respectively.

Note 7 – Intangible assets

Intangible assets at December 31, 2015 and December 31, 2014 are as follows:

(In thousands)	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$80,682	$(30,434)	$50,248	$58,343	$(22,853)	$35,490
Acquired technology	93,976	(69,908)	24,068	88,216	(65,663)	22,553
Patents	30,221	(14,941)	15,280	27,791	(12,859)	14,932
Other	43,201	(24,601)	18,600	28,380	(23,073)	5,307
Total	$248,080	$(139,884)	$108,196	$202,730	$(124,448)	$78,282

Software development costs capitalized in 2015, 2014, and 2013 were $33 million, $27 million, and $16 million, respectively, and related amortization expense was $18 million, $15 million, and $14 million, respectively. Capitalized software development costs for the years ended December 31, 2015, 2014, and 2013 included costs related to stock based compensation of $1.3 million, $1.2 million and $742,000, respectively. The related amounts in the table above are net of fully amortized assets.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Acquired technology and other intangible assets are amortized over their useful lives, which range from two to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally 10 to 17 years. Total intangible assets amortization expenses were $36 million,  $32 million, and $32 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Capitalized software development costs, acquired technology, patents and other had weighted-average useful lives of 2.1 years, 2.1 years, 6.0 years, and 4.3 years, respectively, as of December 31, 2015. The estimated future amortization expense related to intangible assets as of December 31, 2015 was as follows:

Amount
(In thousands)
2016	$40,099
2017	30,393
2018	13,745
2019	6,146
2020	5,126
Thereafter	12,687
Total	$108,196

Note 8 – Goodwill

The carrying amounts of goodwill for 2014 and 2015 are as follows:

Amount
(In thousands)
Balance as of December 31, 2013	$146,520
Acquisitions	-
Foreign currency translation impact	(2,195)
Balance as of December 31, 2014	$144,325
Acquisitions	116,635
Foreign currency translation impact	(3,242)
Balance as of December 31, 2015	$257,718

The excess purchase price over the fair value of assets acquired is recorded as goodwill. During 2013, we also adjusted the purchase price for one of our 2012 acquisitions, which resulted in the reduction of goodwill by $1.5 million. We have one operating segment and one reporting unit. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 28, 2015.  No impairment of goodwill was identified during 2015 and 2014. Goodwill is deductible for tax purposes in certain jurisdictions.

See Note 17 – Acquisitions of Notes to Consolidated Financial Statements for additional discussion related to our acquisitions in 2015.

Note 9 – Income taxes

The components of income before income taxes are as follows:

(In thousands)	Years Ended December 31,
	2015	2014	2013
Domestic	$50,102	$50,893	$41,315
Foreign	81,177	93,108	55,853
Total	$131,279	$144,001	$97,168

The provision for income taxes charged to operations is as follows:

(In thousands)	Years Ended December 31,
	2015	2014	2013
Current tax expense:
U.S. federal	$12,678	$11,292	$27,161
State	446	1,302	813
Foreign	11,874	8,314	4,917
Total current	$24,998	$20,908	$32,891
Deferred tax expense (benefit):
U.S. federal	$14,148	$(2,330)	$(15,401)
State	747	(42)	(473)
Foreign	(3,114)	(868)	(362)
Total deferred	$11,781	$(3,240)	$(16,236)
Change in valuation allowance	(762)	-	-
Total provision	$36,017	$17,668	$16,655

Deferred tax liabilities (assets) at December 31, 2015 and 2014 as follows:

(In thousands)	December 31,
	2015	2014
Capitalized software	$17,303	$12,058
Depreciation and amortization	15,858	15,456
Intangible assets	21,839	15,945
Inventory valuation and warranty provisions	1,000	-
Unrealized exchange gain	1,324	-
Unrealized gain on derivative instruments	-	3,857
Undistributed earnings of foreign subsidiaries	8,924	8,694
Gross deferred tax liabilties	66,248	56,010
Operating loss carryforwards	(108,073)	(105,022)
Vacation and other accruals	(5,963)	(5,878)
Inventory valuation and warranty provisions	-	(15,657)
Doubtful accounts and sales provisions	(1,209)	(1,298)
Unrealized exchange loss	-	(282)
Deferred revenue	(10,146)	(7,927)
Accrued rent expenses	(486)	(505)
Unrealized loss on derivative instruments	(2,756)	-
10% minority stock investment	(1,273)	(910)
Stock-based compensation	(5,824)	(5,451)
Research and development tax credit carryforward	(1,440)	(2,224)
Foreign tax credit carryforward	(320)	(335)
Other	(480)	(570)
Gross deferred tax assets	(137,970)	(146,059)
Valuation allowance	101,837	102,378
Net deferred tax liability	$30,115	$12,329

A reconciliation of income taxes at the U.S. federal statutory income tax rate to our effective tax rate follows:

	Years Ended December 31,
	2015	2014	2013
U.S. federal statutory rate	35%	35%	35%
Foreign taxes greater (less) than federal statutory rate	(1)	(2)	2
Research and development tax credits	(3)	(2)	(7)
Enhanced deduction for certain research and development expenses	(7)	(8)	(13)
State income taxes, net of federal tax benefit	1	1	1
Employee share-based compensation	1	1	-
Intercompany profit	1	(1)	(2)
Change in valuation allowance	(1)	-	-
Domestic production activities deduction	-	(1)	(1)
Decrease in unrecognized tax benefits	-	(10)	-
Other	1	(1)	2
Effective tax rate	27%	12%	17%

As of December 31, 2015,  we had a federal net operating loss carryforward of $3 million which expires in the years 2032 to 2034, and federal tax credit carryforwards of $1.8 million which expire during the years 2021 to 2035. Certain of these carryforwards are subject to limitations following a change in ownership.

As of December 31, 2015, 9 of our subsidiaries had available, for income tax purposes, foreign net operating loss carryforwards of an aggregate of approximately $556 million, of which $544 million expires during the years 2019 to 2024 and $12 million of which may be carried forward indefinitely. Our tax valuation allowance relates primarily to our ability to realize certain of these foreign net operating loss carryforwards.

Effective January 1, 2010, a new tax law in Hungary provided for an enhanced deduction for the qualified research and development expenses of NI Hungary Software and Hardware Manufacturing Kft. (“NI Hungary”). During the three months ended December 31, 2009, we obtained confirmation of the application of this new tax law for the qualified research and development expenses of NI Hungary. Based on the application of this new tax law to the qualified research and development expense of NI Hungary, we no longer expect to have sufficient future taxable income in Hungary to realize the benefits of these tax assets. As such, we recorded an income tax charge of $21.6 million during the three months ended December 31, 2009, $18.4 million of which was related to a valuation allowance on the previously recognized assets created by the restructuring and $3.2 million of which was related to tax benefits from other assets that we will no longer be able to realize as a result of this change. We do not expect to realize the tax benefit of the remaining assets created by the restructuring and therefore we had a full valuation allowance against those assets at December 31, 2015.

We have not provided for U.S. federal income and foreign withholding taxes on approximately $642 million of certain non-U.S. subsidiaries’ undistributed earnings as of December 31, 2015. These earnings would become subject to taxes of approximately $208 million, if they were actually or deemed to be remitted to the parent company as dividends or if we should sell our stock in these subsidiaries. We intend to permanently reinvest the undistributed earnings.

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

(In thousands)	2015	2014
Balance at beginning of period	$11,070	$23,572
Additions based on tax positions related to the current year	1,225	1,330
Additions for tax positions of prior years	201	337
Reductions as a result of settlement with taxing authorities	-	(14,169)
Balance at end of period	$12,496	$11,070

All of our unrecognized tax benefits at December 31, 2015 would affect our effective income tax rate if recognized.

We recognize interest and penalties related to income tax matters in income tax expense. During each of the years ended December 31, 2015 and 2014, we recognized interest expense related to uncertain tax positions of approximately $201,000 and $337,000, respectively.

The tax years 2008 through 2015 remain open to examination by the major taxing jurisdictions to which we are subject.  The Internal Revenue Service (“IRS”) concluded an examination of our U.S. income tax returns for 2010 and 2011 in the third quarter of 2014.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2027. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The tax holiday resulted in income tax benefits of $3.4 million and $1.9 million for the years ended December 31, 2015 and 2014, respective1y.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward and option contracts and securities classified as available-for-sale. The accumulated other comprehensive income, net of tax, for the years ended December 31, 2015 and 2014, consisted of the following:

	December 31, 2015
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income (loss)
Balance as of December 31, 2014	$(17,304)	$(1,399)	$7,039	$(11,664)
Current-period other comprehensive income	(19,240)	701	416	(18,123)
Reclassified from accumulated OCI into income	-	-	(19,428)	(19,428)
Income tax expense (benefit)	4,673	(159)	6,611	11,125
Balance as of December 31, 2015	$(31,871)	$(857)	$(5,362)	$(38,090)

	December 31, 2014
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income (loss)
Balance as of December 31, 2013	$1,311	$(1,066)	$2,305	$2,550
Current-period other comprehensive income (loss)	(21,218)	(380)	12,632	(8,966)
Reclassified from accumulated OCI into income	-	-	(4,940)	(4,940)
Income tax (benefit) expense	2,603	47	(2,958)	(308)
Balance as of December 31, 2014	$(17,304)	$(1,399)	$7,039	$(11,664)

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

Awards under the plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares under the options vests over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and revenue growth but shares cannot accelerate to vest over a period of less than five years. Stock options must be exercised within ten years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the year ended December 31, 2015, we did not make any changes in accounting principles or methods of estimates related to the 1994 Plan.

Transactions under all stock option plans are summarized as follows:

	Number of shares under option	Weighted average exercise price
Outstanding at December 31, 2012	1,053,125	$18.44
Exercised	(713,737)	$18.36
Canceled	(51,980)	$18.47
Granted	-	$-
Outstanding at December 31, 2013	287,408	$18.62
Exercised	(215,403)	$18.77
Canceled	(42,530)	$19.99
Granted	-	$-
Outstanding at December 31, 2014	29,475	$15.51
Exercised	(28,193)	$15.52
Canceled	(1,282)	$15.09
Granted	-	$-
Outstanding at December 31, 2015	-	$-

Options exercisable at December 31:
2013	275,643	$18.56
2014	29,475	$15.51
2015	-	$-

The aggregate intrinsic value of stock options at exercise, represented in the table above, was $442,000,  $2.5 million and $8.3 million for the years ended December 31, 2015, 2014, and 2013, respectively. There was no unrecognized stock-based compensation expense related to non-vested stock options as of December 31, 2015.

Restricted stock plan

Our stockholders approved our 2005 Incentive Plan (the “2005 Plan”) in May 2005. At the time of approval, 4,050,000 shares of our common stock were reserved for issuance under this plan, as well as the number of shares which had been reserved but not issued under the 1994 Plan (our incentive stock option plan which terminated in May 2005), and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan provided for the granting of incentive awards in the form of restricted stock and RSUs to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three,  five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. The 2005 Plan terminated on May 11, 2010, except with respect to outstanding awards previously granted thereunder. There were 3,362,304 shares of common stock that were reserved but not issued under the 1994 Plan and the 2005 Plan as of May 11, 2010.

Our stockholders approved our 2010 Incentive Plan (the “2010 Plan”) on May 11, 2010. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 3,362,304 shares of common stock that were reserved but not issued under the 1994 Plan and the 2005 Plan as of May 11, 2010, and any shares that are returned to the 1994 Plan and the 2005 Plan as a result of forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2010 Plan provided for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. There were 2,518,416 shares of common stock that were reserved but not issued under the 2010 Plan as of May 12, 2015.

Our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”) on May 12, 2015. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 2,518,416 shares of common stock that were reserved but not issued under the 2010 Plan, and any shares that were returned to the 1994, 2005, and the 2010 Plans as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2015 Plan provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. There were 5,449,438 shares available for grant under the 2015 Plan at December 31, 2015.

We estimate potential forfeitures of RSUs and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the year ended December 31, 2015, we did not make any changes in accounting principles or methods of estimates related to the 2010 and 2015 Plans.

Transactions under our 2010 Plan and 2015 Plan are summarized as follows:

	RSUs
	Number of RSUs	Weighted average grant price
Outstanding at December 31, 2012	3,805,274	$24.62
Granted	764,315	$29.50
Earned	(906,214)	$22.25
Canceled	(156,813)	$25.99
Outstanding at December 31, 2013	3,506,562	$26.23
Granted	394,143	$28.46
Earned	(822,269)	$24.75
Canceled	(233,017)	$27.04
Outstanding at December 31, 2014	2,845,419	$26.90
Granted	951,265	$31.39
Earned	(709,724)	$28.60
Canceled	(200,219)	$28.39
Outstanding at December 31, 2015	2,886,741	$28.64

Total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $91.2 million as of December 31, 2015, related to 2,886,741 shares with a per share weighted average fair value of $28.64. We anticipate this expense to be recognized over a weighted average period of approximately 5.26 years.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. On May 10, 2011, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan, and at December 31, 2015, we had 2,150,880 shares of common stock reserved for future issuance under this plan. We issued 1,108,153 shares under this plan in the year ended December 31, 2015. The weighted average purchase price of the employees’ purchase rights was $24.70 per share and was estimated using the Black-Scholes model with the following assumptions:

	2015	2014	2013
Dividend expense yield	0.625%	0.500%	0.475%
Expected life	3 months	3 months	3 months
Expected volatility	21%	27%	25%
Risk-free interest rate	0.02%	0.04%	0.1%

During the year ended December 31, 2015, we did not make any changes in accounting principles or methods of estimates with respect to the employee stock purchase plan.

Weighted average, grant date fair value of purchase rights granted under the employee stock purchase plan are as follows:

	Number of Shares	Weighted average fair value
2013	1,191,599	$5.64
2014	1,121,709	$6.05
2015	1,108,153	$5.58

Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

We have 5,000,000 authorized shares of preferred stock. On January 21, 2004, our Board of Directors designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with its adoption of a Preferred Stock Rights Agreement which expired on May 10, 2014. There were not any shares of preferred stock issued and outstanding as of December 31, 2015.

Stock repurchases and retirements

       From time to time, our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. Under the current program, we repurchased a total of 90,913 shares of our common stock at a weighted average price per share of $29.66 during the three months ended December 31, 2015. We repurchased a total of 2,591,218 shares of our common stock at a weighted average price per share of $29.04 during the twelve months ended December 31, 2015. We did not make any purchases under this program during the year ended December 31, 2014. At December 31, 2015, there were 1,341,027 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date.

       During the twelve month period ended December 31, 2015, we received less proceeds from the exercise of stock options compared to the twelve month period ended December  31, 2014. Since 2005, it has been our practice to issue RSUs and not stock options to eligible employees which, over time, reduced the number of stock options available for exercise. Unlike the exercise of stock options, the issuance of shares upon vesting of RSUs does not result in any cash proceeds to us. At December 31, 2015, there were no options outstanding as all remaining options were either exercised or expired during the twelve month period ended December 31, 2015. As such, we will not generate any proceeds from stock option exercises in the future

Note 12 – Employee retirement plan

We have a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code. Substantially all domestic employees with at least 30 days of continuous service are eligible to participate and may contribute up to 15% of their compensation to such plan. The Board of Directors has elected to make matching contributions equal to 50% of employee contributions, which may be applied to a maximum of 6% of each participant’s compensation. Employees are eligible for matching contributions after one year of continuous service. Company contributions vest immediately. Our policy prohibits participants from direct investment in shares of our common stock within the plan. Company contributions charged to expense were $6.8 million, $6.3 million and $5.8 million in 2015, 2014, and 2013, respectively.

Note 13 – Segment information

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

We previously disaggregated net sales for four geographic regions which consisted of the Americas, Europe, East Asia, and Emerging Markets. In the third quarter of 2015, we began disaggregating net sales into three geographic regions which consist of the Americas; Europe, Middle East, India, and Africa (“EMEIA”); and Asia-Pacific (“APAC”). This resulted in the revenue previously reported under the Emerging Markets region being allocated to the EMEIA and APAC regions. We have revised information from comparative periods to conform to the December 31, 2015 presentation. Our sales to these regions share similar economic characteristics, similar product mix, similar customers, and similar distribution methods. Revenue from the sale of our products, which are similar in nature, and software maintenance is reflected as total net sales in our Consolidated Statements of Income.

Total net sales by the major geographic areas in which we operate, are as follows:

(In thousands)	Years ended December 31,
	2015	2014	2013
Net sales:
Americas	$496,746	$495,951	$483,603
EMEIA	409,119	412,401	390,301
APAC	319,591	335,510	298,654
Total	$1,225,456	$1,243,862	$1,172,558

Based on the billing location of the customer, total sales outside the U.S. for years ended December 31, 2015, 2014, and 2013 were $762 million, $780 million, and $726 million, respectively.

Total property and equipment, net, outside the U.S. for the years ended December 31, 2015, 2014, and 2013 were $138 million,  $145 million, and $142 million, respectively.

Note 14 - Debt

On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank (the “Lender”). The Loan Agreement provided for a $50 million unsecured revolving line of credit with a scheduled maturity date of May 9, 2018 (the “Maturity Date”). On October 29, 2015, we entered into a First Amendment to Loan Agreement (the “Amendment”) with the Lender, which amended our Loan Agreement to among other things, (i) increase the unsecured revolving line of credit from $50.0 million to $125.0 million, (ii) extend the Maturity Date of the line of credit from May 9, 2018 to October 29, 2020, and (iii) provide us with an option to request increases to the line of credit of up to an additional $25.0 million in the aggregate, subject to consent of the Lender and terms and conditions to be mutually agreed between us and the Lender.

The loans bear interest, at our option, at a base rate determined in accordance with the Loan Agreement, plus a spread of 0.0% to 0.5%, or a LIBOR rate plus a spread of 1.125% to 2.0%, in each case with such spread determined based on a ratio of consolidated indebtedness to EBITDA, determined in accordance with the Loan Agreement. Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date. We are also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.175% to 0.300%, with such rate determined based on the ratio described above. The Loan Agreement contains customary affirmative and negative covenants. The affirmative covenants include, among other things, delivery of financial statements, compliance certificates and notices; payment of taxes and other obligations; maintenance of existence; maintenance of properties and insurance; and compliance with applicable laws and regulations. The negative covenants include, among other things, limitations on indebtedness, liens, mergers, consolidations, acquisitions and sales of assets, investments, changes in the nature of the business, affiliate transactions and certain restricted payments. The Loan Agreement also requires us to maintain a ratio of consolidated indebtedness to EBITDA equal to or less than 3.25 to 1.00, and a ratio of consolidated EBITDA to interest expense greater than or equal to 3.00 to 1.00, in each case determined in accordance with the Loan Agreement. As of December 31, 2015, we were in compliance with all covenants in the Loan Agreement.

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

As of December 31, 2015, we had outstanding $37 million in borrowings under this revolving line of credit. During the years ended December 31, 2015 and 2014, we incurred interest expense related to our outstanding borrowings of $245,000 and $0, respectively, based on a weighted average annual interest rate of 1.38% and 0%, respectively.

Note 15 – Commitments and Contingencies

We have commitments under non-cancelable operating leases primarily for office facilities throughout the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Future minimum lease payments as of December 31, 2015, for each of the next five years are as follows:

Amount
(In thousands)
2016	$17,091
2017	12,242
2018	10,201
2019	8,313
2020	4,271
Thereafter	3,436
Total	$55,554

Rent expense under operating leases was approximately $20 million, $20 million and $19 million for the years ended December 31, 2015, 2014, and 2013, respectively.

As of December 31, 2015, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7 million over the next twelve months.

As of December 31, 2015, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $4 million, which are generally payable over the next twelve months.

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

Note 17 – Acquisitions

Micropross

On October 23, 2015, we completed the acquisition of M2, a privately held French holding company and its wholly-owned subsidiary, Micropross, a supplier of software-based test systems for Near Field Communications (NFC), smart cards, and wireless charging test systems, pursuant to an Agreement for the Sale and Purchase of Shares (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the purchase price of the transaction was approximately $99 million, which included $89 million cash consideration paid directly to existing shareholders and $10.4 million of consideration which was paid by issuing an aggregate of 367,481 shares of our common stock. We also assumed and repaid $5 million of existing Micropross borrowings, net of cash received. The results of operations of Micropross are included in our consolidated financial statements from the date of acquisition.

The allocation of the purchase price was determined using the fair value of assets and liabilities acquired as of October 23, 2015.

Other Acquisitions

During the twelve month period ending December 31, 2015, we also acquired four additional businesses, all of which were treated as business combinations. The total purchase price for these four acquisitions was approximately $36 million which consisted of $31 million cash, net of $1.5 million in cash received, $1.1 million in cash obligations incurred to former owners,  $3.4 million in shares of our common stock, and $0.2 million of a previously-held interest in an equity-method investee. The acquired businesses included a leading designer, manufacturer, and provider of data acquisition solutions for the test and measurement marketplace, a technology innovator and leading supplier of high-performance FPGA prototyping and deployment products for advanced wireless research, wireless infrastructure and military/defense applications and a PXI modular instruments hardware product line. Our consolidated financial statements include the operating results from the dates of acquisition.

The allocation of the purchase price was determined using the fair value of assets and liabilities acquired as of the acquisition date.

Pro-forma Results of Operations

Pro-forma results of operations have not been presented because the effects of the acquired operations were not material individually or in the aggregate. The preliminary purchase price allocation related to the Micropross acquisition was not finalized as of December 31, 2015, and is based upon a preliminary valuation which is subject to change as we obtain additional information, including with respect to deferred revenue, inventory, and certain intangible assets.

We allocate the fair value of the purchase consideration of the Company’s acquisitions to the tangible assets, intangible assets, including in-process research and development (“IPR&D”), if any, and liabilities assumed, based on estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is amortized over the asset’s estimated useful life. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred in “Selling, General, and Administrative” in the Consolidated Statements of Operations. The following table summarizes the aggregate allocation of the purchase price of our acquisitions resulting from all adjustments as of December 31, 2015 (in thousands):

Purchase Price

Cash consideration paid to former shareholders	$121,944

Issuance of common stock	13,778
Fair value of previously held interest in equity method investee	214
Future payment obligations	1,139
Non-Cash Consideration	15,131

Total Purchase Price	$137,075

Net Assets Acquired

Fair value of debt assumed and cash received	$(3,668)
Fair value of tangible net assets acquired (excluding debt assumed and cash received)	1,136
Fair value of identifiable intangible assets acquired	30,783
Goodwill	116,635
Deferred Tax Assets/(Liabilities)	(7,811)

Total Net Assets Acquired	$137,075

Goodwill is not deductible for tax purposes for two of our five acquisitions. Amortizable intangible assets have useful lives of 2 years to 5 years from the date of acquisition. These assets are not deductible for tax purposes for two of our five acquisitions.

Note 18 – Subsequent events

  On January 27, 2016, our Board of Directors declared a quarterly cash dividend of $0.20 per common share, payable on March 7, 2016, to stockholders of record on February 16, 2016. We have evaluated subsequent events through the date the financial statements were issued.