Form 10-Q
period 2016-03-31
NATIONAL INSTRUMENTS CORP
filed 2016-05-02
CIK 935494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2016 or

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

Large accelerated filer ☒Accelerated filer ☐Non-accelerated filer ☐Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2016
Common Stock - $0.01 par value	127,651,281

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.Financial Statements

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2016	2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$265,400	$251,129
Short-term investments	63,208	81,789
Accounts receivable, net	207,308	216,244
Inventories, net	192,054	185,197
Prepaid expenses and other current assets	65,523	65,381
Total current assets	793,493	799,740
Property and equipment, net	256,961	257,853
Goodwill	262,900	257,718
Intangible assets, net	110,100	108,196
Other long-term assets	32,826	30,349
Total assets	$1,456,280	$1,453,856
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$54,347	$50,970
Accrued compensation	26,546	27,956
Deferred revenue - current	116,656	112,283
Accrued expenses and other liabilities	26,272	11,756
Other taxes payable	31,264	37,250
Total current liabilities	255,085	240,215
Long-term debt	25,000	37,000
Deferred income taxes	39,353	44,673
Liability for uncertain tax positions	12,283	11,974
Deferred revenue - long-term	27,359	27,708
Other long-term liabilities	8,738	10,565
Total liabilities	367,818	372,135
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $0.01; 360,000,000 shares authorized; 127,652,149 shares and 127,471,604 shares issued and outstanding, respectively	1,277	1,275
Additional paid-in capital	730,970	717,705
Retained earnings	380,896	400,831
Accumulated other comprehensive loss	(24,681)	(38,090)
Total stockholders’ equity	1,088,462	1,081,721
Total liabilities and stockholders’ equity	$1,456,280	$1,453,856

The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015

Net sales:
Product	$259,434	$261,574
Software maintenance	27,743	27,939
Total net sales	287,177	289,513

Cost of sales:
Product	74,209	74,881
Software maintenance	1,937	1,455
Total cost of sales	76,146	76,336

Gross profit	211,031	213,177

Operating expenses:
Sales and marketing	113,207	109,553
Research and development	59,340	60,520
General and administrative	24,640	22,971
Total operating expenses	197,187	193,044

Operating income	13,844	20,133

Other income:
Interest income	253	353
Net foreign exchange gain/(loss)	574	(1,674)
Other income (loss), net	(2,406)	628
Income before income taxes	12,265	19,440
Provision for income taxes	2,967	4,436

Net income	$9,298	$15,004

Basic earnings per share	$0.07	$0.12

Weighted average shares outstanding - basic	127,595	128,040

Diluted earnings per share	$0.07	$0.12

Weighted average shares outstanding - diluted	128,103	128,676

Dividends declared per share	$0.20	$0.19

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015

Net income	$9,298	$15,004
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	14,357	(14,951)
Unrealized gain on securities available-for-sale	338	506
Unrealized gain on derivative instruments	3,427	982
Other comprehensive (loss) gain, before tax	18,122	(13,463)
Tax (benefit) expense related to items of other comprehensive income	4,713	(2,915)
Other comprehensive (loss) gain, net of tax	13,409	(10,548)
Comprehensive income	$22,707	$4,456

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flow from operating activities:
Net income	$9,298	$15,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,432	17,924
Stock-based compensation	6,748	6,391
Tax benefit from deferred income taxes	(6,915)	(2,238)
Tax benefit from stock option plans	(7)	(16)
Changes in operating assets and liabilities:
Accounts receivable	8,936	11,828
Inventories	(6,856)	(2,797)
Prepaid expenses and other assets	5,579	(8,254)
Accounts payable	3,377	(1,700)
Deferred revenue	4,024	2,909
Taxes, accrued expenses and other liabilities	5,002	(12,640)
Net cash provided by operating activities	48,618	26,411

Cash flow from investing activities:
Capital expenditures	(9,267)	(10,263)
Capitalization of internally developed software	(8,003)	(2,222)
Additions to other intangibles	(363)	(399)
Acquisitions, net of cash received	(549)	(24,523)
Purchases of short-term investments	(5,008)	(22,332)
Sales and maturities of short-term investments	23,589	15,774
Net cash used in investing activities	399	(43,965)

Cash flow from financing activities:
Proceeds from revolving line of credit	-	-
Principal payments on revolving line of credit	(12,000)	-
Proceeds from issuance of common stock	7,445	7,402
Repurchase of common stock	(4,642)	-
Dividends paid	(25,556)	(24,346)
Tax benefit from stock option plans	7	16
Net cash used in financing activities	(34,746)	(16,928)

Net change in cash and cash equivalents	14,271	(34,482)
Cash and cash equivalents at beginning of period	251,129	274,030
Cash and cash equivalents at end of period	$265,400	$239,548

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at March 31, 2016 and December 31, 2015, and the results of our operations, comprehensive income, and cash flows for the three month periods ended March 31, 2016 and March 31, 2015. Our operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2016 and 2015, are as follows:

	Three Months Ended March 31,
	(In thousands)
	(Unaudited)
	2016	2015
Weighted average shares outstanding-basic	127,595	128,040
Plus: Common share equivalents
Stock options and RSUs	508	636
Weighted average shares outstanding-diluted	128,103	128,676

Stock awards to acquire 393,847 shares and 46,400 shares for the three months ended March 31, 2016 and 2015 were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.

Note 3 – Cash, cash equivalents and short-term investments

The following tables summarize unrealized gains and losses related to our cash, cash equivalents, and short-term investments designated as available-for-sale:

	As of March 31, 2016
(In thousands)	(Unaudited)
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$189,674	-	-	-	189,674
Money Market Accounts	75,726	-	-	-	75,726
Corporate bonds	58,533	57	(83)	(2,581)	55,926
U.S. treasuries and agencies	4,422	1	-	-	4,423
Time deposits	2,859	-	-	-	2,859
Cash, cash equivalents, and short-term investments	$331,214	$58	$(83)	$(2,581)	$328,608

(In thousands)	December 31, 2015
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$165,251	$-	$-	$(1,551)	$163,700
Money Market Accounts	87,429	-	-	-	87,429
Corporate bonds	69,442	2	(281)	(1,119)	68,044
U.S. treasuries and agencies	4,419	-	(2)	-	4,417
Foreign government bonds	-	-	-	-	-
Time deposits	9,326	2	-	-	9,328
Cash, cash equivalents, and short-term investments	$335,867	$4	$(283)	$(2,670)	$332,918

The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale:

	As of March 31, 2016
(In thousands)	(Unaudited)
	Adjusted Cost	Fair Value
Due in less than 1 year	$33,761	$33,749
Due in 1 to 5 years	32,053	29,459
Total available-for-sale debt securities	$65,814	$63,208

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$26,480	$26,467
U.S. treasuries and agencies	4,422	4,423
Time deposits	2,859	2,859
Total available-for-sale debt securities	$33,761	$33,749

Due in 1 to 5 years	Adjusted Cost	Fair Value
Corporate bonds	$32,053	$29,459
U.S. treasuries and agencies	-	-
Total available-for-sale debt securities	$32,053	$29,459

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Inputs that are not based on observable market data

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$75,726	$75,726	-	$-
Short-term investments available for sale:
Corporate bonds	55,926	-	55,926	-
U.S. treasuries and agencies	4,423	-	4,423	-
Time deposits	2,859	2,859	-	-
Derivatives	1,609	-	1,609	-
Total Assets	$140,543	$78,585	$61,958	$-

Liabilities
Derivatives	$(7,951)	-	(7,951)	$-
Total Liabilities	$(7,951)	$-	$(7,951)	$-

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$87,429	$87,429	$-	$-
Short-term investments available for sale:
Corporate bonds	68,044	-	68,044	-
U.S. treasuries and agencies	4,417	-	4,417	-
Foreign government bonds	-	-	-	-
Time deposits	9,328	9,328	-	-
Derivatives	1,231	-	1,231	-
Total Assets	$170,449	$96,757	$73,692	$-

Liabilities
Derivatives	$(8,746)	$-	$(8,746)	$-
Total Liabilities	$(8,746)	$-	$(8,746)	$-

We value our available-for-sale short-term investments based on pricing from third party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. We classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. We believe all of these sources reflect the credit risk associated with each of our available-for-sale short-term investments. Short-term investments available-for-sale consists of debt securities issued by states of the U.S. and political subdivisions of the U.S., corporate debt securities and debt securities issued by U.S. government organizations and agencies. All short-term investments available-for-sale have contractual maturities of less than 56 months.

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of similar instruments. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the three month period ended March 31, 2016. There were no transfers in or out of Level 1 or Level 2 during the three month period ended March 31, 2016.

As of March 31, 2016, our short-term investments did not include sovereign debt from any country other than the United States.

We did not have any items that were measured at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015.

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

We have operations in over 50 countries. Sales outside of the Americas accounted for approximately 61% and 59% of our net sales during the three month periods ended March 31, 2016 and 2015, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

The vast majority of our foreign sales are denominated in the customers’ local currency. We purchase foreign currency forward and option contracts as hedges of forecasted sales that are denominated in foreign currencies and as hedges of foreign currency denominated financial assets or liabilities. These contracts are entered into to help protect against the risk that the eventual dollar-net-cash inflows resulting from such sales or firm commitments will be adversely affected by changes in exchange rates. We also purchase foreign currency forward contracts as hedges of forecasted expenses that are denominated in foreign currencies. These contracts are entered into to help protect against the risk that the eventual dollar-net-cash outflows resulting from foreign currency operating and cost of sales expenses will be adversely affected by changes in exchange rates.

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

We held forward contracts with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of March 31, 2016	As of December 31,
	(Unaudited)	2015
Euro	$51,190	$30,867
Japanese yen	11,052	4,119
Hungarian forint	54,191	38,836
British pound	-	4,342
Malaysian ringgit	50,074	40,249
Chinese yuan	36,287	26,548
Total forward contracts notional amount	$202,794	$144,961

The contracts in the foregoing table had contractual maturities of 40 months or less at March 31, 2016 and December 31, 2015.

At March 31, 2016, we expect to reclassify $2.1 million of losses on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $1.1 million of losses on derivative instruments from accumulated OCI to cost of sales during the next twelve months when the cost of sales are incurred and $1.0 million of losses on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at March 31, 2016. Actual results may vary materially as a result of changes in the corresponding exchange rates subsequent to this date.

We did not record any ineffectiveness from our hedges during the three month periods ended March 31, 2016 and 2015.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 120 days or less. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange loss.” As of March 31, 2016 and December 31, 2015, we held foreign currency forward contracts with a notional amount of $83 million and  $97 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, respectively.

	Asset Derivatives
	March 31, 2016		December 31, 2015
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$209	Prepaid expenses and other current assets	$391

Foreign exchange contracts - LT forwards	Other long-term assets	1,347	Other long-term assets	-
Total derivatives designated as hedging instruments		$1,556		$391

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$53	Prepaid expenses and other current assets	$840
Total derivatives not designated as hedging instruments		$53		$840

Total derivatives		$1,609		$1,231

	Liability Derivatives
	March 31, 2016		December 31, 2015
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(4,391)	Accrued expenses and other liabilities	$(4,653)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(1,732)	Other long-term liabilities	(3,613)
Total derivatives designated as hedging instruments		$(6,123)		$(8,266)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(1,828)	Accrued expenses and other liabilities	$(480)
Total derivatives not designated as hedging instruments		$(1,828)		$(480)

Total derivatives		$(7,951)		$(8,746)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for three month periods ended March 31, 2016 and 2015, respectively:

March 31, 2016
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(3,040)	Net sales	$(237)	Net foreign exchange gain/(loss)	$-

Foreign exchange contracts - forwards and options	3,039	Cost of sales	(571)	Net foreign exchange gain/(loss)	-

Foreign exchange contracts - forwards and options	3,428	Operating expenses	(529)	Net foreign exchange gain/(loss)	-
Total	$3,427		$(1,337)		$-

March 31, 2015
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$5,203	Net sales	$5,081	Net foreign exchange gain/(loss)	$-

Foreign exchange contracts - forwards and options	(2,217)	Cost of sales	(333)	Net foreign exchange gain/(loss)	-

Foreign exchange contracts - forwards and options	(2,004)	Operating expenses	(364)	Net foreign exchange gain/(loss)	-
Total	$982		$4,384		$-

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		March 31, 2016	March 31, 2015
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards		$(2,254)	$1,945

Total		$(2,254)	$1,945

Note 6 – Inventories, net

Inventories, net consist of the following:

	March 31, 2016	December 31,
(In thousands)	(Unaudited)	2015

Raw materials	$96,770	$94,816
Work-in-process	10,205	10,819
Finished goods	85,079	79,562
	$192,054	$185,197

Note 7 – Intangible assets, net

Intangible assets at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016
(In thousands)	(Unaudited)			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$88,427	$(34,219)	$54,208	$80,682	$(30,434)	$50,248
Acquired technology	95,366	(73,316)	22,050	93,976	(69,908)	24,068
Patents	30,592	(15,603)	14,989	30,221	(14,941)	15,280
Other	44,780	(25,927)	18,853	43,201	(24,601)	18,600
	$259,165	$(149,065)	$110,100	$248,080	$(139,884)	$108,196

Software development costs capitalized for the three month periods ended March 31, 2016 and 2015 were $8.3 million and $2.3 million, respectively, and related amortization expense was $4.4 million and $4.6 million, respectively. Capitalized software development costs for the three month periods ended March 31, 2016 and 2015 included costs related to stock based compensation of $324,000 and $95,000, respectively. The related amounts in the table above are net of fully amortized assets.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Acquired technology and other intangible assets are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally 10 to 17 years. Total intangible assets amortization expenses were $9.4 million and $8.8 million for the three months ended March 31, 2016 and 2015, respectively.

 Note 8 – Goodwill

The carrying amount of goodwill as of March 31, 2016 was as follows:

Amount
(In thousands)
Balance as of December 31, 2015	$257,718
Acquisitions	419
Foreign currency translation impact	4,763
Balance as of March 31, 2016 (unaudited)	$262,900

The excess purchase price over the fair value of assets acquired is recorded as goodwill. As we have one operating segment, we allocate goodwill to one reporting unit for goodwill impairment testing. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 28, 2016.  No impairment of goodwill was identified during 2016 or 2015.

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

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $12.8 million and $12.5 million of unrecognized tax benefits at March 31, 2016 and December 31, 2015, respectively, all of which would affect our effective income tax rate if recognized. We recorded a $218,000 change in unrecognized tax benefits for the three month period ended March 31, 2016. As of March 31, 2016, it is reasonably possible that we will recognize tax benefits in the amount of $3.4 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority.  Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2016, we had approximately $1.2 million accrued for interest related to uncertain tax positions. The tax years 2008 through 2016 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 24% and 23% for the three month periods ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, the research and development tax credit, and a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit.   For the three months ended March 31, 2015, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, and a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit.

Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $589,000 and $901,000 for the three month periods ended March 31, 2016 and 2015, respectively.

The tax position of our Hungarian operation continues to benefit from assets created by the restructuring of our operations in Hungary. In addition, our research and development activities in Hungary continue to benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. Partial release of the valuation allowance on assets from the restructuring and the enhanced tax deduction for research expenses resulted in income tax benefits of $1.3 million and $1.8 million for the three month periods ended March 31, 2016 and 2015, respectively.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2027. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The tax holiday resulted in income tax benefits of $342,000 and $447,000 for the three month periods ended March 31, 2016 and 2015, respectively.

No other taxing jurisdictions had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the IRS with regard to any foreign jurisdictions.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward and option contracts and securities classified as available-for-sale. The accumulated other comprehensive income, net of tax, for the three month periods ended March 31, 2016 and 2015, consisted of the following:

	March 31, 2016
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2015	$(31,871)	$(857)	(5,362)	$(38,090)
Current-period other comprehensive income	14,357	338	2,090	16,785
Reclassified from accumulated OCI into income	-	-	1,337	1,337
Income tax expense	3,473	83	1,157	4,713
Balance as of March 31, 2016	$(20,987)	$(602)	$(3,092)	$(24,681)

	March 31, 2015
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2014	$(17,304)	$(1,399)	$7,039	$(11,664)
Current-period other comprehensive (loss) income	(14,951)	506	5,366	(9,079)
Reclassified from accumulated OCI into income	-	-	(4,384)	(4,384)
Income tax (benefit) expense	(3,412)	115	382	(2,915)
Balance as of March 31, 2015	$(28,843)	$(1,008)	$7,639	$(22,212)

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

Awards under the plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares under the options vested over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may have accelerated based on the Company’s previous year’s earnings and revenue growth but shares could not accelerate to vest over a period of less than five years. Stock options were required to be exercised within ten years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimated the potential forfeitures of stock grants and adjusted the compensation cost recorded accordingly. During three month period ended March 31, 2016, we did not make any changes in accounting principles or methods of estimates related to the 1994 Plan.

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

Our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”) on May 12, 2015. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 2,518,416 shares of common stock that were reserved but not issued under the 2010 Plan as of May 12, 2015, and any shares that were returned to the 1994, 2005, and the 2010 Plans as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2015 Plan, administered by the Compensation Committee of the Board of Directors, provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. There were 5,447,059 shares available for grant under the 2015 Plan at March 31, 2016.

We estimate potential forfeitures of RSUs and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the three month period ended March 31, 2016, we did not make any changes in accounting principles or methods of estimates related to the 2015 Plan.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. On May 13, 2014, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan. At March 31, 2016, we had 1,843,549 shares of common stock reserved for future issuance under this plan. We issued 307,331 shares under this plan in the three month period ended March 31, 2016. The weighted average purchase price of the employees’ purchase rights was $24.23 per share. During the three month period ended March 31, 2016, we did not make any changes in accounting principles or methods of estimates with respect to such plan.

 Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

We have 5,000,000 authorized shares of preferred stock. On January 21, 2004, our Board of Directors designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with the adoption of a Preferred Stock Rights Agreement which expired on May 10, 2014. There were no shares of preferred stock issued and outstanding at March 31, 2016.

Stock repurchases and retirements

From time to time, our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. Under the current program, we repurchased a total of 170,790 shares of our common stock at a weighted average price per share of $27.18 during the three months ended March 31, 2016. We did not make any purchases under this program during the three month period ended March 31, 2015. At March 31, 2016, there were 1,170,237 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date.

During the three month period ended March 31, 2016, we did not receive any proceeds from the exercise of stock options as all remaining options outstanding under our 1994 Plan were exercised or expired in 2015.

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

We previously disaggregated net sales for four geographic regions which consisted of the Americas, Europe, East Asia, and Emerging Markets. In the third quarter of 2015, we began disaggregating net sales into three geographic regions which consist of the Americas; Europe, Middle East, India, and Africa (EMEIA); and Asia-Pacific (APAC). This resulted in the revenue previously reported under the Emerging Markets region being allocated to the EMEIA and APAC regions. We have revised information from comparative periods to conform to the March 31, 2016 presentation. Our sales to these regions share similar economic characteristics, similar product mix, similar customers, and similar distribution methods. Revenue from the sale of our products, which are similar in nature, and software maintenance is reflected as total net sales in our Consolidated Statements of Income.

  Total net sales by the major geographic areas in which we operate, are as follows:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2016	2015
Net sales:
Americas	$110,851	$118,398
EMEIA	91,852	95,148
APAC	84,474	75,967
Total	$287,177	$289,513

Based on the billing location of the customer, total sales outside the U.S. for the three month periods ended March 31, 2016 and 2015 were $183 million and $179 million, respectively.

Total property and equipment, net, outside the U.S. was $137 million and $138 million as of March 31, 2016 and December 31, 2015, respectively.

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

The loans bear interest, at our option, at a base rate determined in accordance with the Loan Agreement, plus a spread of 0.0% to 0.5%, or a LIBOR rate plus a spread of 1.125% to 2.0%, in each case with such spread determined based on a ratio of consolidated indebtedness to EBITDA, determined in accordance with the Loan Agreement. Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date. We are also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.175% to 0.300%, with such rate determined based on the ratio described above. The Loan Agreement contains customary affirmative and negative covenants. The affirmative covenants include, among other things, delivery of financial statements, compliance certificates and notices; payment of taxes and other obligations; maintenance of existence; maintenance of properties and insurance; and compliance with applicable laws and regulations. The negative covenants include, among other things, limitations on indebtedness, liens, mergers, consolidations, acquisitions and sales of assets, investments, changes in the nature of the business, affiliate transactions and certain restricted payments. The Loan Agreement also requires us to maintain a ratio of consolidated indebtedness to EBITDA equal to or less than 3.25 to 1.00, and a ratio of consolidated EBITDA to interest expense greater than or equal to 3.00 to 1.00, in each case determined in accordance with the Loan Agreement. As of March 31, 2016, we were in compliance with all covenants in the Loan Agreement.

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

As of March 31, 2016, we had outstanding $25 million in borrowings under this revolving line of credit with a weighted average interest rate of 1.6%. During the three month periods ended March 31, 2016 and 2015, we incurred interest expense related to our outstanding borrowings of $135,000 and $0, respectively. These charges are included in “Other income (loss), net” in our Consolidated Statements of Income.

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

The warranty reserve for the three month periods ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2016	2015
Balance at the beginning of the period	$1,755	$1,885
Accruals for warranties issued during the period	1,225	1,369
Settlements made (in cash or in kind) during the period	(1,219)	(1,541)
Balance at the end of the period	$1,761	$1,713

As of March 31, 2016, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $6.5 million over the next twelve months.

As of March 31, 2016, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $4 million, which are generally payable over the next twelve months.

Note 15 – Recently issued and adopted accounting pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, which simplifies the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The update is effective for annual and interim periods beginning after December 31, 2016 and early adoption is permitted. We are currently evaluating the effect that the updated standard will have on our Consolidated Financial Statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC840, Leases. The guidance requires lessees to recognize most lease liabilities on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The update states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The update is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the effect that the updated standard will have on our Consolidated Financial Statements and related disclosures.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. This guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any. The guidance is effective for interim and annual periods beginning after December 15, 2015, and is to be applied prospectively to adjustments to provisional amounts that occur after the effective date, with earlier application permitted for financial statements that have not yet been made available for issuance. The adoption of this standard did not have a material impact on our financial statements.

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

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which amends ASC 350, Intangibles - Goodwill and Other. The amendments provide guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements) includes a software license and, based on that determination, how to account for such arrangements. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.   The adoption of this standard did not have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. Additionally, in accordance with ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, issued in August 2015, we will continue to present debt issuance costs related to our line-of-credit arrangement as an asset and amortize them ratably over the term of the related facilities. The adoption of this standard did not have a material impact on our financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2017 (fiscal year 2018 for the Company) and early adoption is permitted for annual reporting periods, and interim periods within that period, beginning after December 31, 2016 (fiscal year 2017 for the Company). Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We have not yet selected an adoption date or transition method. We are currently evaluating the effect that the updated standard will have on our Consolidated Financial Statements and related disclosures. The adoption of this standard will likely impact the timing of revenue recognition for some of our software licensing arrangements, particularly arrangements with customers of our enterprise licensing agreements.

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

2015 Acquisitions

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

The allocation of the purchase price was determined using the fair value of assets and liabilities acquired as of October 23, 2015. The preliminary purchase price allocation related to the Micropross acquisition was not finalized as of March 31, 2016, and is based upon a preliminary valuation which is subject to change as we obtain additional information, including with respect to deferred revenue, inventory, and certain intangible assets.

Other Acquisitions

During the twelve month period ending December 31, 2015, we acquired four additional businesses, all of which were treated as business combinations. The total purchase price for these four acquisitions was approximately $36 million which consisted of $31 million cash, net of $1.5 million in cash received, $1.1 million in cash obligations incurred to former owners,  $3.4 million in shares of our common stock, and $ 0.2 million of a previously-held interest in an equity-method investee. The acquired businesses included a leading designer, manufacturer, and provider of data acquisition solutions for the test and measurement marketplace, a technology innovator and leading supplier of high-performance FPGA prototyping and deployment products for advanced wireless research, wireless infrastructure and military/defense applications and a PXI modular instruments hardware product line. Our consolidated financial statements include the operating results from the dates of acquisition.

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

Note 18 – Subsequent events

On April 27, 2016, our Board of Directors declared a quarterly cash dividend of $0.20 per common share, payable on June 6, 2016, to stockholders of record on May 16, 2016.

We have evaluated subsequent events through the date the financial statements were issued.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein regarding our future financial performance, operations or other matters (including, without limitation, statements to the effect that we “believe,” "expect," "plan," "may," "will," “intend to”, "project," “anticipate”, "continue," or "estimate" or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” beginning on page 34, and in the discussion below. Readers are also encouraged to refer to the documents regularly filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2015,  for further discussion of our business and the risks attendant thereto.

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

Leveraging a worldwide sales, distribution and manufacturing network

We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators, and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 61% and 59% of our net sales during the three month periods ended March 31, 2016 and 2015, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total net sales will continue to be derived from international sales. (See “Note 12 – Segment and geographic information” of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales).

We manufacture substantially all of our product volume at our facilities in Debrecen, Hungary and Penang, Malaysia. In the remainder of 2016, our site in Malaysia is expected to produce approximately 35% of our global production and our site in Hungary is expected to produce approximately 65% of our global production~~.~~ Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. Most of our electronic circuit card assemblies, modules and chassis are manufactured in house, although subcontractors are used from time to time. The majority of our electronic cable assemblies are produced by subcontractors; however, we do manufacture some on an exception basis. Our software duplication, technical manuals and product support documentation is primarily produced by subcontractors.

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

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. In assessing our business, we consider the trends in the Global Purchasing Managers’ Index (“PMI”), global industrial production as well as industry reports on the specific vertical industries that we target. Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the Global PMI. In the three month period ended March 31, 2016, the average of the Global PMI was 50.5, the lowest quarterly average since the fourth quarter of 2012. The average of the new order element of the Global PMI was 51.0 for the quarter ended March 31, 2016. During the three month period ended March 31, 2016, the PMI in the U.S. and the Eurozone maintained readings slightly above 50. We are unable to predict whether the industrial economy, as measured by the PMI, will remain above the neutral reading of 50, strengthen or contract during the remainder of 2016.

During the first quarter of 2016, we continued to experience challenges in our business as a result of the continued strength of the U.S. dollar and continued weakness in the energy and personal computer (“PC”) markets. Furthermore, we experienced unexpected challenges from several customers in the semiconductor industry that are an integral part of the wireless supply chain.  In the first quarter of 2016, we saw a 2% year over year decrease from orders under $20,000, a 2% year over year increase from orders between $20,000 and $100,000, and a 3% year over year increase from orders over $100,000. Excluding our largest customer, orders over $100,000 were down 2% year over year. The timing and amount of orders from our largest customer are unpredictable and therefore can cause unusual variations in the results and trends of our business. See “Results of Operations” below for additional discussion on the impact of orders from our largest customer on our business for the three month period ended March 31, 2016.

During the first quarter of 2016, we continued to experience broad volatility in the foreign exchange markets and a strong U.S. dollar in many of the currency markets where we have exposure. As of the date of this filing, the U.S. dollar index, as tracked by the St. Louis Federal Reserve, remains near a ten year high. See “Results of Operations” below for additional discussion on the impact of foreign exchange rates on our business for the three month period ended March 31, 2016.

For the second quarter of 2016, we expect that the strong U.S. dollar will continue to have a negative impact on the U.S. dollar equivalent of our foreign currency denominated sales. We expect to see the greatest negative impact from the strength of the U.S. dollar during the second quarter of 2016 compared to second quarter of 2015 from the British pound and from currency exposures in Asia and Latin America. We have hedging programs in place to help mitigate the risks associated with these types of foreign currency risks. However, there can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in the foreign currency markets in which we do business. (See “Note 5 – Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for additional details concerning hedging programs.)

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended March 31,
	(Unaudited)
	2016	2015
Net sales:
Americas	38.6%	40.9%
EMEIA	32.0	32.9
APAC	29.4	26.2
Total net sales	100.0	100.0
Cost of sales	26.5	26.4
Gross profit	73.5	73.6
Operating expenses:
Sales and marketing	39.4	37.8
Research and development	20.7	20.9
General and administrative	8.6	7.9
Total operating expenses	68.7	66.6
Operating income	4.8	7.0
Other income (expense):
Interest income	0.1	0.1
Net foreign exchange loss	0.2	(0.6)
Other income, net	-0.8	0.2
Income before income taxes	4.3	6.7
Provision for income taxes	1.0	1.5
Net income	3.3%	5.2%

  Figures may not sum due to rounding.

Results of Operations for the three month periods ended March 31, 2016 and 2015

Net Sales.  Our net sales were $287.2 million and $289.5 million for the three month periods ended March 31, 2016 and 2015, respectively, a decrease of less than 1%. For such periods, product sales were $259.4 million and $262 million, respectively, a decrease of less than 1% and software maintenance sales were $27.7 million and $27.9 million, respectively, a decrease of less than 1%.

We do not typically maintain a large amount of order backlog as orders typically translate to sales quickly. As such, any weakness in orders typically has a pronounced impact on our net sales in the short term.

The factors that most significantly impacted our net sales were weakness in orders from customers in the energy and semiconductor industries as well as the year over year impact of changes in the foreign currency exchange markets.

Large orders, defined as orders with a value greater than $100,000, increased by 3% year over year during the three months ended March 31, 2016, compared to the year over year increase of 14% in the three month period ended March 31, 2015. Year over year, orders from our largest customer increased by 91% in the three months ended March 31, 2016. Excluding the impact of our largest customer, large orders decreased by 1.6% year over year during the three month period ended March 31, 2016. Orders from our largest customer are discussed in more detail below. During the three month periods ended March 31, 2016 and 2015, large orders were 23% of our total orders. Large orders are more volatile, are subject to greater discount variability and may contract at a faster pace during an economic downturn compared to our other orders.

We are serving several different applications for our largest customer. During the three month periods ended March 31, 2016 and 2015, we received $6 million and $3 million, respectively, in orders from our largest customer. In the three month periods ended March 31, 2016 and 2015, we recognized net sales of $9 million and $5 million, respectively, from this customer.

For the three month periods ended March 31, 2016 and 2015, net sales in the Americas were $111 million and $118 million, respectively, a decrease of 6%. Sales in the Americas, as a percentage of net sales were 39% and 41% in the three month periods ended March 31, 2016 and 2015. In EMEIA, net sales were $92 million and $95 million in the three month periods ended March 31, 2016 and 2015, respectively, a decrease of 3.5%. Sales in EMEIA, as a percentage of net sales were 32% and 33% in the three month periods ended March 31, 2016 and 2015, respectively. In APAC, net sales were $84 million and $76 million in the three month periods ended March 31, 2016 and 2015, respectively, an increase of 11%. Sales in APAC, as a percentage of net sales were 29% and 26% and three month periods ended March 31, 2016 and 2015, respectively.

We expect sales outside of the Americas to continue to represent a significant portion of our net sales. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), EMEIA, and APAC are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. For the three month period ended March 31, 2016, in local currency terms, our net sales increased by $14 million or 5%, Americas sales decreased by $5.6 million or 5%, EMEIA sales increased by $6 million or 6%, and APAC sales increased by $13.5 million or 18%, compared to the three month period ended March 31, 2015. During the three month period ending March 31, 2016, the change in exchange rates had the effect of decreasing our net sales by $16 million or 5.6%, decreasing Americas sales by $1.9 million or 1.6%, decreasing EMEIA sales by $9.4 million or 10%, and decreasing APAC sales by $5 million or 7%.

For the three month period ended March 31, 2015, in local currency terms, our net sales increased by $22 million or 8%, Americas sales increased by $4 million or 4%, EMEIA sales increased by $7 million or 7%, and APAC sales increased by $11 million or 15%, compared to the three month period ended March 31, 2015.   During this same period, the change in exchange rates had the effect of decreasing our net sales by $17 million or 6%, decreasing Americas sales by $1 million or 1%, decreasing EMEIA sales by $11 million or 11%, and decreasing APAC sales by $5 million or 7%.

To help protect against changes in U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted net sales denominated in foreign currencies with average rate forward contracts. During the three month periods ended March 31, 2016 and 2015, these hedges had the effect of decreasing our net sales by $237,000 and increasing our net sales by $5.1 million, respectively. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our net sales).

Gross Profit. For the three month periods ended March 31, 2016 and 2015, gross profit was $211 million and $213 million, respectively, a decrease of less than 1%. As a percentage of sales, gross profit was 73% and 74% for the three month periods ended March 31, 2016 and 2015, respectively. Our gross profit as a percentage of sales is impacted by many factors including changes in the amount of orders from our largest customer and changes in the foreign currency exchange markets. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle.

For the three month periods ended March 31, 2016 and 2015, the change in exchange rates had the effect of decreasing our cost of sales by $2.0 million and $1.8 million, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During the three month periods ended March 31, 2016 and 2015, these hedges had the effect of increasing our cost of sales by $571,000 and $333,000, respectively. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our cost of sales).

Operating Expenses. For the three month periods ended March 31, 2016 and 2015, operating expenses were $197 million and $193 million, respectively, an increase of 2%. As a percentage of sales, operating expenses were 69% and 67% for three month periods ended March 31, 2016 and 2015, respectively. The increase in operating expenses included increases in personnel related expenses of $12 million and building and equipment costs of $2.2 million which were partially offset by a decrease in software development costs of $5.8 million due to an increase in capitalization of software development costs as well as decreases related to foreign exchange of $5.6 million compared to the three month period ending March 31, 2015.

We believe that our long-term growth and success depends on developing high quality software and hardware products on a timely basis. We are focused on leveraging recent investments in research and development and in our field sales force and taking actions to help ensure that those resources are concentrated in areas and on initiatives that will contribute to future growth in our business. For the three month periods ended March 31, 2016 and 2015, our sales and marketing expenses were $113 million and $110 million, respectively, and our research and development expenses were $59 million and $61 million, respectively.

Overall headcount for our operating functions increased by 305 from March 31, 2015 to March 31, 2016. The slight decrease in research and development expenses for the three month period ended March 31, 2016, compared to the three month period ended March 31, 2015, was primarily driven by the $5.8 million increase in capitalized software development costs during the first three months of 2015.

Operating Income.  For the three month period ended March 31, 2016 and 2015, operating income was $14 million and $20 million, respectively, a decrease of 31%. As a percentage of net sales, operating income was 5% and 7%, respectively, in these same periods. The decrease in operating income in absolute dollars for the three month period ended March 31, 2016, compared to the three month period ended March 31, 2015, are attributable to the factors discussed in Net Sales, Gross Profit and Operating Expenses above.

Interest Income.    For the three month periods ended March 31, 2016 and 2015, interest income was $253,000 and $353,000, respectively. We continue to see low yields for high quality investment alternatives that comply with our corporate investment policy. We do not expect yields in these types of investments to increase significantly during the remainder of 2016.

Net Foreign Exchange Loss.    For the three month periods ended March 31, 2016 and 2015, net foreign exchange gain was $574,000 and net foreign exchange loss was $1.7 million, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During the first quarter of 2016, we continued to see broad volatility in the foreign currency exchange markets and a strong U.S. dollar in many of the currency markets where we have exposure, with the trade-weighted U.S. dollar index, as tracked by the St. Louis Federal Reserve, near a ten year high. We cannot predict the direction or degree of future volatility in these exchange rates. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent net sales and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our net sales growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange loss”. Our hedging strategy decreased our foreign exchange gains by $2.3 million and decreased our foreign exchange losses by $1.9 million in the three month periods ended March 31, 2016 and 2015, respectively. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities.)

Provision for Income Taxes.    For the three month periods ended March 31, 2016 and 2015, our provision for income taxes reflected an effective tax rate of 24% and 23%, respectively. The factors that caused our effective tax rate to change year-over-year are detailed in the table below:

Three Months Ended
March 31, 2016
(Unaudited)
Effective tax rate at March 31, 2015	23%
Change in research and development credit	(2)
Change in profit in foreign jurisdictions with reduced tax rates	(1)
Change in enhanced deduction for certain research and development expenses	(2)
Change in intercompany profit	4
Change in unrecognized tax benefits	2
Effective tax rate at March 31, 2016	24%

  (See “Note 9 – Income taxes” of Notes to Consolidated Financial Statements for further discussion regarding our effective tax rate).

Other operational metrics

We believe that the following additional unaudited operational metrics assist investors in assessing our operational performance relative to our others in our industry and to our historical results.

Charges related to stock-based compensation, amortization of acquisition intangibles, acquisition related transaction costs, restructuring charges, foreign exchange loss on acquisitions and taxes levied on the transfer of acquired intellectual property.

 For the three months ended March 31, 2016 and 2015,  the gross charges related to stock-based compensation as a component of cost of sales, sales and marketing, research and development, general and administrative expenses, the provision for income taxes and the total charges were as follows:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2016	2015
Stock-based compensation
Cost of sales	$548	$456
Sales and marketing	2,937	2,643
Research and development	2,349	2,461
General and administrative	908	831
Provision for income taxes	(2,093)	(1,566)
Total	$4,649	$4,825

For the three months ended March 31, 2016 and 2015, the gross charges related to the amortization of acquisition related intangibles as a component of cost of sales, sales and marketing, research and development, other income, net,  the provision for income taxes and the total charges were as follows:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2016	2015
Amortization of acquired intangibles
Cost of sales	$3,042	$2,575
Sales and marketing	819	438
Research and development	261	344
Other income, net	-	154
Provision for income taxes	221	(1,162)
Total	$4,343	$2,349

For the three months ended March 31, 2016 and 2015, the gross charges related to acquisition related transaction costs, restructuring charges, foreign exchange loss on acquisitions and taxes levied on the transfer of acquired intellectual property as a component of cost of sales, sales and marketing, research and development, general and administrative expenses, the provision for income taxes and the total charges were as follows:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2016	2015
Acquisition transaction costs, restructuring charges, and other
Cost of sales	$106	$573
Sales and marketing	57	-
Research and development	258	-
General and administrative	30	201
Foreign exchange loss on acquisition	94	-
Taxes levied on transfer of acquired intellectual property	2,474	-
Provision for income taxes	(1,041)	(249)
Total	$1,978	$525

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments.  Cash, cash equivalents and short-term investments decreased by $4 million to $329 million at March 31, 2016 from  $333 million at December 31, 2015. The following table presents our working capital, cash and cash equivalents and short-term investments:

	March 31, 2016	December 31,	Increase/
(In thousands)	(unaudited)	2015	(Decrease)

Working capital	$538,408	$559,525	$(21,117)
Cash and cash equivalents (1)	265,400	251,129	14,271
Short-term investments (1)	63,208	81,789	(18,581)
Total cash, cash equivalents and short-term investments	$328,608	$332,918	$(4,310)

(1) Included in working capital

During the three month period ended March 31, 2016, our working capital decreased by $21 million compared to December 31, 2015. Overall, current assets decreased by $6 million while current liabilities increased by $15 million. The decrease in our current assets was the result of a $4 million decrease in cash, cash equivalents and short-term investments and a decrease in accounts receivable of $9 million which was partially offset by an increase in inventory of $7 million. The increase in current liabilities was the result of an increase in accounts payable of $3 million, an increase in accrued expenses and other liabilities of $7 million, and an increase in the current portion of our deferred revenue of $4 million. The increase in our accrued expenses and other liabilities was primarily related to increased accruals for tax liabilities.

Accounts receivable decreased by $9 million to $207 million at March 31, 2016, from $216 million at December 31, 2015. Days sales outstanding increased to 67 days at March 31, 2016, compared to 62 days at December 31, 2015. The decrease in our accounts receivable can primarily be attributed to the sequential decrease in our net sales during the three months ended March 31, 2016. The increase in our days sales outstanding is related to slower collections from customers in some emerging markets, primarily in India and Russia.

Inventory increased by $7 million to $192 million at March 31, 2016, from $185 million at December 31, 2015. Inventory turns were 1.6 and 1.8 at March 31, 2016 and December 31, 2015, respectively. The increase in our inventory balance and decrease in our inventory turns was the result of lower than anticipated sales during the three month period ended March 31, 2016.

Prepaid expenses and other current assets remained relatively flat at $66 million at March 31, 2016 and December 31, 2015.

Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $8 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. At March 31, 2016, we had $329 million in cash, cash equivalents and short-term investments. Approximately $42 million or 13% of these amounts were held in domestic accounts with various financial institutions and $286 million or 87% was held in accounts outside of the U.S. with various financial institutions. At March 31, 2016, we had cash and cash equivalents of $265 million, of which $42 million or 16% was held in domestic accounts and $223 million or  84% was held in various accounts of our foreign subsidiaries. At March 31, 2016, we had short-term investments of $63 million, all of which was held in investment accounts of our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

Cash Provided by and (Used in) in the three month periods ended March 31, 2016 and 2015. The following table summarizes the proceeds and (uses) of cash:

	Three Months Ended March 31,
(In thousands)	(unaudited)
	2016	2015
Cash provided by operating activities	$48,618	$26,411
Cash used in investing activities	399	(43,965)
Cash used in financing activities	(34,746)	(16,928)
Net change in cash equivalents	14,271	(34,482)
Cash and cash equivalents at beginning of year	251,129	274,030
Cash and cash equivalents at end of period	$265,400	$239,548

For the three month periods ended March 31, 2016 and 2015, cash provided by operating activities was $49 million and $26 million, respectively, an increase of $22 million. This increase was due to an increase of $28 million in cash provided by our operating items offset by a decrease in net income of $6 million.

Investing activities generated cash of $399,000 during the three month period ended March 31, 2016. Capital expenditures were $9 million and capitalization of internally developed software and other intangibles was $9 million. This was offset by the net sale of short-term investments of $19 million. Capital expenditures during the three month period ended March 31, 2016 included leasehold improvements, expansion of existing facilities, computers, equipment and furniture and fixtures to support operations throughout our business. Investing activities used cash of $44 million during the three month period ended March 31, 2015, as the result of the purchase price of two acquisitions for $25 million, net of cash received, capital expenditures of $10 million, capitalization of internally developed software and other intangibles of $2.6 million, and the net purchase of short-term investments of $6.6 million.

Financing activities used cash of $35 million during the three month period ended March 31, 2016, which was the net result of $26 million used to pay dividends, $4.6 million used to repurchase shares of our common stock, and $12 million used to repay principal on our revolving line of credit offset by $7 million received from the issuance of our common stock from our employee stock purchase plan. Financing activities used cash of $17 million during the three month period ended March 31, 2015, which was the net result of $24 million used to pay dividends, offset by $7 million received from the issuance of our common stock from our employee stock purchase plan and the exercise of employee stock options.

From time to time, our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. Under the current program, we repurchased a total of 170,790 shares of our common stock at a weighted average price per share of $27.18 during the three months ended March 31, 2016. At March 31, 2016, there were 1,170,237 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date. At March 31, 2016, there were no options outstanding as all remaining options were either exercised or expired during the six month period ended June 30, 2015. (See “Note 11 – Authorized shares of common and preferred stock and stock-based compensation plans” of Notes to Consolidated Financial Statements for additional discussion about our equity compensation and stock repurchase plans).

Contractual Cash Obligations.  Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. At March 31, 2016 and December 31, 2015, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $6.5 and  $7.0 million, respectively.

Guarantees are related to payments of customs and foreign grants. At March 31, 2016 and December 31, 2015, we had outstanding guarantees for payment of customs, foreign grants and potential customer disputes totaling approximately $4 million.

Loan Agreement.  On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank (the “Lender”). On October 29, 2015, we entered into a First Amendment to Loan Agreement (the “Amendment”) with the Lender, which amended our Loan Agreement to among other things, (i) increase the unsecured revolving line of credit from $50.0 million to $125.0 million, (ii) extend the maturity date of the line of credit from May 9, 2018 to October 29, 2020, and (iii) provide us with an option to request increases to the line of credit of up to an additional $25.0 million in the aggregate, subject to consent of the Lender and terms and conditions to be mutually agreed between us and the Lender. Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Loan Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Loan Agreement. We may choose to borrow additional funds against this line of credit in future periods to have sufficient domestic cash to fund continued dividends to our stockholders, to fund potential acquisitions or other domestic general corporate purposes without the need to repatriate foreign earnings. (See “Note 13 – Debt” of Notes to Consolidated Financial Statements for additional details on our revolving line of credit).

Off-Balance Sheet Arrangements.    We do not have any off-balance sheet debt. At March 31, 2016, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

Although we believe that we have sufficient capital to fund our operating activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•	payment of dividends to our stockholders;
•	repurchases of our common stock;
•	the overall levels of sales of our products and gross profit margins;
•	difficulties and the high tax costs associated with the repatriation of earnings;
•	acquisitions of other businesses, assets, products or technologies;
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

The vast majority of our sales outside of the U.S. are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. See “Results of Operations” in this Form 10-Q for further discussion on the effect that changes in the foreign currency exchange rates have on our operating results.

During the first quarter of 2016, we continued to experience broad volatility in the foreign currency exchange markets and a strong U.S. dollar in many of the currency markets where we have exposure, with the trade-weighted U.S. dollar index, as tracked by the St. Louis Federal Reserve, near a ten year high. We cannot predict the direction or degree of future volatility in these exchange rates. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent net sales and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our net sales growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins. To help protect against the change in the value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales and expenses over the next one to two years, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted net sales, cost of sales and operating expenses denominated in foreign currencies with foreign currency forward contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. For purchased option contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the option contracts designated as hedges, net of the premium paid. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” We purchase foreign currency forward and option contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, Hungarian forint, British pound, Chinese yuan, and Malaysian ringgit) and limit the duration of these contracts to 40 months or less. As a result, our hedging activities only partially address our risks from foreign currency transactions, and there can be no assurance that this strategy will be successful. We do not invest in contracts for speculative purposes.

During the three month period ended March 31, 2016, our hedges had the effect of decreasing our net sales by $237,000, increasing our cost of sales by $571,000 and increasing our operating expenses by $529,000. During the three month period ended March 31, 2015, our hedges had the effect of increasing our net sales by $5.1 million, increasing our cost of sales by $333,000, and increasing our operating expenses by $364,000. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our net sales, cost of sales and operating expenses for the three months ended March 31, 2016 and 2015).

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

Cash, Cash Equivalents and Short-Term Investments

At March 31, 2016, we had $329 million in cash, cash equivalents and short-term investments. See Liquidity and Capital Resources above for further discussion regarding our cash, cash equivalents and short-term investments.

We report our available-for-sale short-term investments at fair value. (See “Note 4 – Fair value measurements” of Notes to Consolidated Financial Statements for a further description of the fair value measurement of our short-term investments).

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

We account for our investments in debt and equity instruments under FASB ASC 320 Investments – Debt and Equity Securities (“FASB ASC 320”). Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other-than-temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments at March 31, 2016 and December 31, 2015 was $63 million and $82 million, respectively.

We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (loss), net, in our Consolidated Statements of Income. There were not any other-than-temporary impairments recognized in other expense during three month periods ended March 31, 2016 and 2015.

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

In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of March 31, 2016, a 100 basis point increase or decrease in interest rates across all maturities would result in a $769,000 increase or decrease in the fair market value of our portfolio. As of December 31, 2015, a similar 100 basis point increase or decrease in interest rates across all maturities would have resulted in a $802,000 increase or decrease in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is an other-than-temporary impairment. Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of March 31, 2016, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

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

Exchange Rate Risk

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at March 31, 2016 and December 31, 2015, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $16 million. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2016, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2016, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Financial Performance is Subject to Risks Associated with Changes in the Value of the U.S. Dollar versus Local Currencies. The vast majority of our sales outside of the United States are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins. See “Results of Operations” in this Form 10-Q for further discussion on the effect that changes in the foreign currency exchange rates have had on our operating results. See “Current business outlook” in this Form 10-Q for information regarding recent business conditions.

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

Uncertain Global Economic Conditions Could Materially Adversely Affect Our Business and Results of Operations.  Our operations and performance are sensitive to fluctuations in general economic conditions, both in the U.S. and globally. The ongoing uncertainty created by volatile currency markets, a weak Global Purchasing Managers’ Index (“PMI”), the continued weakness in the PC, energy, and semiconductor sectors, alone or in combination, may continue to have a material adverse effect on our net sales and the financial results of our operations. In addition, we remain concerned about the geopolitical and fiscal instability in the Middle East and some Emerging Markets as well as the continued volatility of the equity markets. These factors as well as others we may not contemplate could have a material adverse effect on the spending patterns of businesses including our current and potential customers which could have a material adverse effect on our net sales and our results of operations. Other factors that could adversely influence demand for our products include  unemployment, labor and healthcare costs, access to credit, consumer and business confidence, and other macroeconomic factors that could have a negative impact on capital investment and spending behavior. See “Current business outlook” in this Form 10-Q for information regarding recent business conditions.

 We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results.    We have an operating budget for 2016. Our budget was established based on the estimated revenue from sales of our products which are based on anticipated economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. If demand for our products during the remainder of 2016 is less than the demand we anticipated in setting our 2016 budget, our operating results could be negatively impacted.

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

Our Current Domestic Cash Position May Not Be Sufficient to Fund our Domestic Cash Needs in the Next Twelve Months and We May Need to Borrow Additional Amounts Under our Loan Agreement, Seek Funding from External Sources or Repatriate Foreign Earnings.    Our Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank provides for a $125 million unsecured revolving line of credit. Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. (See “Note 13—Debt” in Notes to Consolidated Financial Statements for additional discussion of the Loan Agreement). We may choose to borrow additional funds against our line of credit in future periods to have sufficient domestic cash to fund continued dividends to our stockholders, to fund potential acquisitions, to purchase shares under our board authorized share repurchase program or other domestic general corporate purposes without the need to repatriate foreign earnings. Future dividends are subject to declaration by our Board of Directors, and our share repurchase program does not obligate us to acquire any specific number of shares.

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

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

•	general market and economic conditions;
•	our ability to maintain and grow our business with our current largest customer;
•	our ability to meet the volume and service requirements of our large customers;
•	industry consolidation, including acquisitions by us or our competitors;
•	capacity utilization and the efficiency of manufacturing operations;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low cost geographies for manufacturing and/or distribution;
•	product pricing;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	strategic relationships with our suppliers;
•	product quality and performance;
•	protection of our products by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	the outcome of any future litigation or commercial dispute;
•	barriers to entry imposed by competitors with significant market power in new markets; and,
•	government actions throughout the world.

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

Our Reported Financial Results May be Adversely Affected by Changes in Accounting Principles Generally Accepted in the U.S. We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission. A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which supersedes nearly all existing U.S. GAAP revenue recognition guidance. The new standard will be effective for our fiscal year 2018 with early adoption permitted for our fiscal year 2017. Although we are currently in the process of evaluating the impact of ASU 2014-09 on our consolidated financial statements, it could change the way we account for certain of our sales transactions. Thus, adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption. (See “Note 15 – Recently Issued and Adopted Accounting Pronouncements” for additional discussion of the accounting changes).

Our Tax Returns and Other Tax Matters are Subject to Examination by the U.S. Internal Revenue Service and Other Tax Authorities and Governmental Bodies and the Results of These Examinations Could Have a Material Adverse Effect on Our Financial Condition. We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. These uncertain tax positions are subject to examination by the U.S. Internal Revenue Service and other tax authorities. There can be no assurance as to the outcome of any future examinations. If the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be materially adversely affected. Our tax years 2008 through 2015 remain open to examination by the major taxing jurisdictions to which we are subject.

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

Our Manufacturing Capacity, and a Substantial Majority of our Warehousing and Distribution Capacity is Located Outside of the U.S. We manufacture substantially all of our product volume at our facilities in Debrecen, Hungary and Penang, Malaysia.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our management’s certification of adequate disclosure controls and procedures as of March 31, 2016. Our most recent annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. Our most recent annual report on Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

At March 31, 2016, there were 1,170,237 shares available for repurchase under a repurchase plan approved on April 21, 2010. This repurchase plan does not have an expiration date. The following table provides information as of March 31, 2016 with respect to the shares of our common stock that we repurchased during the first quarter of 2016.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

January 1, 2016 to January 31, 2016	-	-	-	1,341,027

February 1, 2016 to February 29, 2016	170,790	$27.18	170,790	1,170,237

March 1, 2016 to March 31, 2016	-	-	-	1,170,237
Total	170,790	$27.18	170,790	1,170,237

 ITEM 5.OTHER INFORMATION

From time to time our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Jeffrey L. Kodosky and James J. Truchard have made periodic sales of our stock pursuant to such plans.

ITEM 6	EXHIBITS
3.1(1)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(4)	Specimen of Common Stock certificate of the Company.
10.1(4)	Form of Indemnification Agreement.
10.2(5)	1994 Employee Stock Purchase Plan, as amended.*
10.3	National Instruments Corporation Annual Incentive Program, as amended.*
10.4(6)	2005 Incentive Plan.*
10.5(7)	2005 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.6(8)	2005 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.7(9)	2005 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.8(10)	2005 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.9(11)	2010 Incentive Plan.*
10.10(12)	2010 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.11(13)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.12(14)	2010 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.13(15)	2010 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.14(16)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.15(17)	RSU Vesting Acceleration Agreement between the Company and Alexander M. Davern, effective as of October 28, 2014.
10.16(18)	Loan Agreement, dated as of May 9, 2013, by and among National Instruments Corporation, the guarantors from time to time party thereto and Wells Fargo Bank, National Association, as lender.
10.17(19)	2015 Equity Incentive Plan.*
10.18(20)	2015 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.19(21)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.20(22)	2015 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.21(23)	2015 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.22(24)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting – Threshold Performance Goal).*
10.23(25)	Performance Cash Incentive Plan.*
10.24(26)	First Amendment to Loan Agreement, dated as of October 29, 2015, by and among National Instruments Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as lender
10.25	RSU Vesting Acceleration Agreement between the Company and Eric H. Starkloff, effective as of February 26, 2016
10.26	RSU Vesting Acceleration Agreement between the Company and Scott A. Rust, effective as of February 26, 2016
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2013.
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2007.
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 8-A on April 27, 2004.
(4)	Incorporated by reference to the Company’s Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(5)	Incorporated by reference to exhibit B of the Company’s Proxy Statement filed on April 1, 2014.
(6)	Incorporated by reference to exhibit A of the Company’s Proxy Statement filed on April 4, 2005.
(7)	Incorporated by reference to exhibit 10.8 filed with the Company’s Form 10-Q on August 2, 2006.
(8)	Incorporated by reference to exhibit 10.9 filed with the Company’s Form 10-Q on August 2, 2006.
(9)	Incorporated by reference to exhibit 10.10 filed with the Company’s Form 10-Q on August 2, 2006.
(10)	Incorporated by reference to exhibit 10.11 filed with the Company’s Form 10-Q on August 2, 2006.
(11)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on May 17, 2010.
(12)	Incorporated by reference to exhibit 10.2 filed with the Company’s Form 8-K filed on June 24, 2010.
(13)	Incorporated by reference to exhibit 10.3 filed with the Company’s Form 8-K filed on June 24, 2010.
(14)	Incorporated by reference to exhibit 10.4 filed with the Company’s Form 8-K filed on June 24, 2010.
(15)	Incorporated by reference to exhibit 10.5 filed with the Company’s Form 8-K filed on June 24, 2010.
(16)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on April 25, 2014.
(17)	Incorporated by reference to exhibit 10.16 filed with the Company’s Form 10-K for the fiscal year ended December 31, 2014.
(18)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on May 13, 2013.
(19)	Incorporated by reference to exhibit B of the Company’s Proxy Statement filed on April 1, 2015.
(20)	Incorporated by reference to exhibit 10.18 filed with the Company’s Form 10-Q filed on July 31, 2015.
(21)	Incorporated by reference to exhibit 10.19 filed with the Company’s Form 10-Q filed on July 31, 2015.

(22)	Incorporated by reference to exhibit 10.20 filed with the Company’s Form 10-Q filed on July 31, 2015.
(23)	Incorporated by reference to exhibit 10.21 filed with the Company’s Form 10-Q filed on July 31, 2015.
(24)	Incorporated by reference to exhibit 10.22 filed with the Company’s Form 10-Q filed on July 31, 2015.
(25)	Incorporated by reference to exhibit C of the Company’s Proxy Statement filed on April 1, 2015.
(26)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on October 30, 2015.
*	Management Contract or Compensatory Plan or Arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 2, 2016

NATIONAL INSTRUMENTS CORPORATION
By: /s/ Alex M. Davern
Alex M. Davern
EVP, Chief Operating Officer,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)