Form 10-Q
period 2016-06-30
NATIONAL INSTRUMENTS CORP
filed 2016-08-01
CIK 935494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2016 or

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

Large accelerated filer ☒Accelerated filer ☐Non-accelerated filer ☐Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2016
Common Stock - $0.01 par value	128,606,767

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.Financial Statements

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2016	2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$285,261	$251,129
Short-term investments	55,063	81,789
Accounts receivable, net	222,243	216,244
Inventories, net	194,585	185,197
Prepaid expenses and other current assets	63,502	65,381
Total current assets	820,654	799,740
Property and equipment, net	257,868	257,853
Goodwill	260,224	257,718
Intangible assets, net	108,241	108,196
Other long-term assets	26,302	30,349
Total assets	$1,473,289	$1,453,856
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$50,724	$50,970
Accrued compensation	31,071	27,956
Deferred revenue - current	116,202	112,283
Accrued expenses and other liabilities	23,374	11,756
Other taxes payable	32,869	37,250
Total current liabilities	254,240	240,215
Long-term debt	40,000	37,000
Deferred income taxes	37,751	44,673
Liability for uncertain tax positions	12,823	11,974
Deferred revenue - long-term	28,066	27,708
Other long-term liabilities	9,218	10,565
Total liabilities	382,098	372,135
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $0.01; 360,000,000 shares authorized; 128,606,647 shares and 127,849,271 shares issued and outstanding, respectively	1,286	1,275
Additional paid-in capital	744,800	717,705
Retained earnings	374,190	400,831
Accumulated other comprehensive loss	(29,085)	(38,090)
Total stockholders’ equity	1,091,191	1,081,721
Total liabilities and stockholders’ equity	$1,473,289	$1,453,856

The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net sales:
Product	$278,530	$273,807	$537,963	$535,381
Software maintenance	27,575	27,984	55,319	55,923
Total net sales	306,105	301,791	593,282	591,304

Cost of sales:
Product	75,194	75,621	149,404	150,502
Software maintenance	2,314	1,054	4,250	2,509
Total cost of sales	77,508	76,675	153,654	153,011

Gross profit	228,597	225,116	439,628	438,293

Operating expenses:
Sales and marketing	116,361	111,855	229,568	221,408
Research and development	59,839	55,409	119,179	115,929
General and administrative	25,130	23,165	49,770	46,136
Total operating expenses	201,330	190,429	398,517	383,473

Operating income	27,267	34,687	41,111	54,820

Other income:
Interest income	258	341	511	694
Net foreign exchange loss	(1,285)	(577)	(711)	(2,251)
Other income (loss), net	53	25	(2,353)	653
Income before income taxes	26,293	34,476	38,558	53,916
Provision for (benefit from) income taxes	6,493	9,534	9,460	13,970

Net income	$19,800	$24,942	$29,098	$39,946

Basic earnings per share	$0.15	$0.19	$0.23	$0.31

Weighted average shares outstanding - basic	128,282	128,682	127,938	128,363

Diluted earnings per share	$0.15	$0.19	$0.23	$0.31

Weighted average shares outstanding - diluted	128,746	129,337	128,429	129,013

Dividends declared per share	$0.20	$0.19	$0.40	$0.38

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$19,800	$24,942	$29,098	$39,946
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	(6,191)	4,467	8,166	(10,484)
Unrealized gain on securities available-for-sale	211	283	549	789
Unrealized (loss) gain on derivative instruments	138	(7,718)	3,565	(6,736)
Other comprehensive (loss) gain, before tax	(5,842)	(2,968)	12,280	(16,431)
Tax (benefit) expense related to items of other comprehensive income	(1,436)	(1,387)	3,275	(4,302)
Other comprehensive (loss) gain, net of tax	(4,406)	(1,581)	9,005	(12,129)
Comprehensive income	$15,394	$23,361	$38,103	$27,817

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flow from operating activities:
Net income	$29,098	$39,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,217	36,502
Stock-based compensation	13,497	12,745
Tax (benefit) expense from deferred income taxes	(2,927)	(1,561)
Tax benefit from stock option plans	(439)	(937)
Changes in operating assets and liabilities:
Accounts receivable	(5,999)	(2,748)
Inventories	(9,388)	(12,228)
Prepaid expenses and other assets	8,855	(19,544)
Accounts payable	(246)	(2,082)
Deferred revenue	4,277	3,692
Taxes, accrued expenses and other liabilities	8,714	(3,002)
Net cash provided by operating activities	83,659	50,783

Cash flow from investing activities:
Capital expenditures	(20,970)	(20,626)
Capitalization of internally developed software	(15,406)	(11,446)
Additions to other intangibles	(689)	(520)
Acquisitions, net of cash received	(549)	(24,523)
Purchases of short-term investments	(5,008)	(29,649)
Sales and maturities of short-term investments	31,734	36,796
Net cash used in investing activities	(10,888)	(49,968)

Cash flow from financing activities:
Proceeds from revolving line of credit	15,000	-
Principal payments on revolving line of credit	(12,000)	-
Proceeds from issuance of common stock	14,830	14,416
Repurchase of common stock	(5,635)	(8,545)
Dividends paid	(51,273)	(48,869)
Tax benefit from stock option plans	439	937
Net cash used in financing activities	(38,639)	(42,061)

Net change in cash and cash equivalents	34,132	(41,246)
Cash and cash equivalents at beginning of period	251,129	274,030
Cash and cash equivalents at end of period	$285,261	$232,784

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at June 30, 2016 and December 31, 2015, the results of our operations and comprehensive income for the three and six month periods ended June 30, 2016, and the cash flows for the six month period ended June 30, 2016. Our operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six month periods ended June 30, 2016 and 2015, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)		(In thousands)
	(Unaudited)		(Unaudited)
	2016	2015	2016	2015
Weighted average shares outstanding-basic	128,282	128,682	127,938	128,363
Plus: Common share equivalents
Stock options and RSUs	464	655	491	650
Weighted average shares outstanding-diluted	128,746	129,337	128,429	129,013

Stock awards to acquire 51,000 shares and 556,000 shares for the three months ended June 30, 2016 and 2015, respectively, and 333,000 shares and 304,000 shares for the six month periods ended June 30, 2016 and 2015, respectively, were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.

Note 3 – Cash, cash equivalents and short-term investments

The following tables summarize unrealized gains and losses related to our cash, cash equivalents, and short-term investments designated as available-for-sale:

	As of June 30, 2016
(In thousands)	(Unaudited)
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$238,514	-	-	-	238,514
Money Market Accounts	46,747	-	-	-	46,747
Corporate bonds	54,717	159	(24)	(2,649)	52,203
Time deposits	2,860	-	-	-	2,860
Cash, cash equivalents, and short-term investments	$342,838	$159	$(24)	$(2,649)	$340,324

(In thousands)	December 31, 2015
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$165,251	$-	$-	$(1,551)	$163,700
Money Market Accounts	87,429	-	-	-	87,429
Corporate bonds	69,442	2	(281)	(1,119)	68,044
U.S. treasuries and agencies	4,419	-	(2)	-	4,417
Time deposits	9,326	2	-	-	9,328
Cash, cash equivalents, and short-term investments	$335,867	$4	$(283)	$(2,670)	$332,918

The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale:

	As of June 30, 2016
(In thousands)	(Unaudited)
	Adjusted Cost	Fair Value
Due in less than 1 year	$34,863	$34,874
Due in 1 to 5 years	22,714	20,189
Total available-for-sale debt securities	$57,577	$55,063

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$32,003	$32,014
Time deposits	2,860	2,860
Total available-for-sale debt securities	$34,863	$34,874

Due in 1 to 5 years	Adjusted Cost	Fair Value
Corporate bonds	$22,714	$20,189
Total available-for-sale debt securities	$22,714	$20,189

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Inputs that are not based on observable market data

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$46,747	46,747	-	-
Short-term investments available for sale:
Corporate bonds	52,203	-	52,203	-
Time deposits	2,860	2,860	-	-
Derivatives	5,263	-	5,263	-
Total Assets	$107,073	$49,607	$57,466	$-

Liabilities
Derivatives	$(7,833)	-	(7,833)	-
Total Liabilities	$(7,833)	$-	$(7,833)	$-

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$87,429	$87,429	$-	$-
Short-term investments available for sale:
Corporate bonds	68,044	-	68,044	-
U.S. treasuries and agencies	4,417	-	4,417	-
Time deposits	9,328	9,328	-	-
Derivatives	1,231	-	1,231	-
Total Assets	$170,449	$96,757	$73,692	$-

Liabilities
Derivatives	$(8,746)	$-	$(8,746)	$-
Total Liabilities	$(8,746)	$-	$(8,746)	$-

We value our available-for-sale short-term investments based on pricing from third party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. We classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. We believe all of these sources reflect the credit risk associated with each of our available-for-sale short-term investments. Short-term investments available-for-sale consists of debt securities issued by states of the U.S. and political subdivisions of the U.S., corporate debt securities and debt securities issued by U.S. government organizations and agencies. All short-term investments available-for-sale have contractual maturities of less than 54 months.

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of similar instruments. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the six month period ended June 30, 2016. There were no transfers in or out of Level 1 or Level 2 during the six month period ended June 30, 2016.

As of June 30, 2016, our short-term investments did not include sovereign debt from any country other than the United States.

We did not have any items that were measured at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015.

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

We have operations in over 50 countries. Sales outside of the Americas accounted for approximately 63% and 58% of our net sales during the three month periods ended June 30, 2016 and 2015, respectively, and 62% and 59% of our net sales during the six month periods ended June 30, 2016 and 2015, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

We held forward contracts with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of June 30, 2016	As of December 31,
	(Unaudited)	2015
Euro	$76,554	$30,867
Japanese yen	23,087	4,119
Hungarian forint	36,696	38,836
British pound	7,569	4,342
Malaysian ringgit	43,077	40,249
Chinese yuan	40,926	26,548
Total forward contracts notional amount	$227,909	$144,961

The contracts in the foregoing table had contractual maturities of 40 months or less at June 30, 2016 and December 31, 2015.

At June 30, 2016, we expect to reclassify $304,000 of gains on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $1.5 million of losses on derivative instruments from accumulated OCI to cost of sales during the next twelve months when the cost of sales are incurred and $1.4 million of losses on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at June 30, 2016. Actual results may vary materially as a result of changes in the corresponding exchange rates subsequent to this date.

We did not record any ineffectiveness from our hedges during the three and six month periods ended June 30, 2016 and 2015.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 120 days or less. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange loss.” As of June 30, 2016 and December 31, 2015, we held foreign currency forward contracts with a notional amount of $106 million and $97 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, respectively.

	Asset Derivatives
	June 30, 2016		December 31, 2015
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$1,908		$391

Foreign exchange contracts - LT forwards	Other long-term assets	579		-
Total derivatives designated as hedging instruments		$2,487		$391

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$2,776		$840
Total derivatives not designated as hedging instruments		$2,776		$840

Total derivatives		$5,263		$1,231

	Liability Derivatives
	June 30, 2016		December 31, 2015
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(4,547)		$(4,653)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(2,395)		(3,613)
Total derivatives designated as hedging instruments		$(6,942)		$(8,266)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(891)		$(480)
Total derivatives not designated as hedging instruments		$(891)		$(480)

Total derivatives		$(7,833)		$(8,746)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for three month periods ended June 30, 2016 and 2015, respectively:

June 30, 2016
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$2,764	Net sales	$(904)	Net foreign exchange gain/(loss)	$-

Foreign exchange contracts - forwards and options	(1,442)	Cost of sales	(382)	Net foreign exchange gain/(loss)	-

Foreign exchange contracts - forwards and options	(1,184)	Operating expenses	(360)	Net foreign exchange gain/(loss)	-
Total	$138		$(1,646)		$-

June 30, 2015
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(8,096)	Net sales	$5,201	Net foreign exchange gain/(loss)	$-

Foreign exchange contracts - forwards and options	258	Cost of sales	(509)	Net foreign exchange gain/(loss)	-

Foreign exchange contracts - forwards and options	120	Operating expenses	(378)	Net foreign exchange gain/(loss)	-
Total	$(7,718)		$4,314		$-

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		June 30, 2016	June 30, 2015
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards		$2,063	$(1,306)

Total		$2,063	$(1,306)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the six month periods ended June 30, 2016 and 2015, respectively:

June 30, 2016
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(276)	Net sales	$	$(1,141)	Net foreign exchange gain/(loss)	$-

Foreign exchange contracts - forwards and options	1,597	Cost of sales		$(953)	Net foreign exchange gain/(loss)	-

Foreign exchange contracts - forwards and options	2,244	Operating expenses		$(889)	Net foreign exchange gain/(loss)	-
Total	$3,565			$(2,983)		$-

June 30, 2015
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(2,893)	Net sales	$10,282	Net foreign exchange gain/(loss)	$-

Foreign exchange contracts - forwards and options	(1,959)	Cost of sales	(842)	Net foreign exchange gain/(loss)	-

Foreign exchange contracts - forwards and options	(1,884)	Operating expenses	(742)	Net foreign exchange gain/(loss)	-
Total	$(6,736)		$8,698		$-

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		June 30, 2016	June 30, 2015
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$(191)	$639

Total		$(191)	$639

Note 6 – Inventories, net

Inventories, net consist of the following:

	June 30, 2016	December 31,
(In thousands)	(Unaudited)	2015

Raw materials	$96,697	$94,816
Work-in-process	10,357	10,819
Finished goods	87,531	79,562
	$194,585	$185,197

Note 7 – Intangible assets, net

Intangible assets at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016
(In thousands)	(Unaudited)			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$89,888	$(32,345)	$57,543	$80,682	$(30,434)	$50,248
Acquired technology	94,950	(76,272)	18,678	93,976	(69,908)	24,068
Patents	30,879	(16,251)	14,628	30,221	(14,941)	15,280
Other	44,164	(26,772)	17,392	43,201	(24,601)	18,600
	$259,881	$(151,640)	$108,241	$248,080	$(139,884)	$108,196

Software development costs capitalized for the three month periods ended June 30, 2016 and 2015 were $7.6 million and $9.6 million, respectively, and related amortization expense was $4.3 million and $4.6 million, respectively. For the six month periods ended June 30, 2016 and 2015, capitalized software development costs were $16 million and $12 million, respectively, and related amortization expense was $8.6 million and $9.2 million, respectively. Capitalized software development costs for the three month periods ended June 30, 2016 and 2015 included costs related to stock based compensation of $200,000 and $375,000, respectively. For the six month periods ended June 30, 2016 and 2015, capitalized software development costs included costs related to stock based compensation of $525,000 and $471,000 respectively. The related amounts in the table above are net of fully amortized assets.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three years. Acquired technology and other intangible assets are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally 10 to 17 years. Total intangible assets amortization expenses were $9.2 million and $8.9 million for the three months ended June 30, 2016 and 2015, respectively, and $18.5 million and $18 million for the six month periods ended June 30, 2016 and 2015, respectively.

 Note 8 – Goodwill

The carrying amount of goodwill as of June 30, 2016, was as follows:

Amount
(In thousands)
Balance as of December 31, 2015	$257,718
Acquisitions	419
Foreign currency translation impact	2,087
Balance as of June 30, 2016 (unaudited)	$260,224

The excess purchase price over the fair value of assets acquired is recorded as goodwill. As we have one operating segment, we allocate goodwill to one reporting unit for goodwill impairment testing. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 28, 2016.  No impairment of goodwill was identified during 2016 or 2015.  (See “Note 17 – Acquisitions” of Notes to Consolidated Financial Statements for additional discussion related to our recent acquisitions)

Note 9 – Income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $13.3 million and $12.5 million unrecognized tax benefits at June 30, 2016 and December 31, 2015, respectively, all of which would affect our effective income tax rate if recognized. We recorded a $422,000 change in unrecognized tax benefits for the three-month period ended June 30, 2016. As of June 30, 2016, it is reasonably possible that we will recognize tax benefits in the amount of $3.5 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority.  Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2016, we had approximately $1.3 million accrued for interest related to uncertain tax positions. The tax years 2008 through 2016 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 25% and 28% for the three month periods ended June 30, 2016 and 2015, respectively, and 25% and 26% for the six month periods ended June 30, 2016 and 2015, respectively. For the three and six month periods ended June 30, 2016, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, the research and development tax credit,  and a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit.  For the three and six month periods ended June 30, 2015, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, and a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit.

Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $1.4 million and $837,000, for the three month periods ended June 30, 2016 and 2015, respectively, and $2.0 million and $1.7 million for the six month periods ended June 30, 2016 and 2015, respectively.

The tax position of our Hungarian operation continues to benefit from assets created by the restructuring of our operations in Hungary. In addition, our research and development activities in Hungary continue to benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. Partial release of the valuation allowance on assets from the restructuring and the enhanced tax deduction for research expenses resulted in income tax benefits of $2.5 million and $2.4 million for the three month periods ended June 30, 2016 and 2015, respectively, and $3.8 million and $4.2 million for the six month periods ended June 30, 2016 and 2015, respectively.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2027. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The tax holiday resulted in income tax benefits of $715,000 and $1.3 million for the three month periods ended June 30, 2016 and 2015, respectively, and $1.1 million and $1.8 million for the six month periods ended June 30, 2016 and 2015, respectively.

No other taxing jurisdictions had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the IRS with regard to any foreign jurisdictions.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward and option contracts and securities classified as available-for-sale. The accumulated other comprehensive income, net of tax, for the six month periods ended June 30, 2016 and 2015, consisted of the following:

	June 30, 2016
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2015	$(31,871)	$(857)	(5,362)	$(38,090)
Current-period other comprehensive (loss) income	8,166	549	582	9,297
Reclassified from accumulated OCI into income	-	-	2,983	2,983
Income tax (benefit) expense	1,944	134	1,197	3,275
Balance as of June 30, 2016	$(25,649)	$(442)	$(2,994)	$(29,085)

	June 30, 2015
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2014	$(17,304)	$(1,399)	$7,039	$(11,664)
Current-period other comprehensive (loss) income	(10,484)	789	1,962	(7,733)
Reclassified from accumulated OCI into income	-	-	(8,698)	(8,698)
Income tax (benefit) expense	(2,177)	193	(2,318)	(4,302)
Balance as of June 30, 2015	$(25,611)	$(803)	$2,621	$(23,793)

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

Awards under the 1994 Plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares under the options vested over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may have accelerated based on the Company’s previous year’s earnings and revenue growth but shares could not accelerate to vest over a period of less than five years. Stock options were required to be exercised within ten years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimated the potential forfeitures of stock grants and adjusted the compensation cost recorded accordingly. During the six month period ended June 30, 2016, we did not make any changes in accounting principles or methods of estimates related to the 1994 Plan.

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

Our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”) on May 12, 2015. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 2,518,416 shares of common stock that were reserved but not issued under the 2010 Plan as of May 12, 2015, and any shares that were returned to the 1994, 2005, and the 2010 Plans as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2015 Plan, administered by the Compensation Committee of the Board of Directors, provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. There were 4,811,241 shares available for grant under the 2015 Plan at June 30, 2016.

We estimate potential forfeitures of RSUs and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the six month period ended June 30, 2016, we did not make any changes in accounting principles or methods of estimates related to the 2005, 2010 and 2015 Plans.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. On May 13, 2014, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan. At June 30, 2016, we had 1,528,395 shares of common stock reserved for future issuance under this plan. We issued 622,485 shares under this plan in the six month period ended June 30, 2016. The weighted average purchase price of the employees’ purchase rights was $23.82 per share. During the six month period ended June 30, 2016, we did not make any changes in accounting principles or methods of estimates with respect to such plan.

Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

We have 5,000,000 authorized shares of preferred stock. On January 21, 2004, our Board of Directors designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with the adoption of a Preferred Stock Rights Agreement which expired on May 10, 2014. There were no shares of preferred stock issued and outstanding at June 30, 2016.

Stock repurchases and retirements

From time to time, our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. Under the current program, we repurchased a total of 35,990 shares and 288,004 shares of our common stock at a weighted average price per share of $27.59 and $29.67 during the three month periods ended June 30, 2016 and 2015, respectively. We repurchased a total of 206,780 shares and 288,004 shares of our common stock at a weighted average price per share of $27.25 and $29.67 during the six month periods ended June 30, 2016 and 2015, respectively. We did not make any purchases under this program during the year ended December 31, 2014. At June 30, 2016, there were 1,134,247 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date.

During the three and six month periods ended June 30, 2016, we did not receive any proceeds from the exercise of stock options as all remaining options outstanding under our 1994 Plan were exercised or expired in 2015.

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

We previously disaggregated net sales for four geographic regions which consisted of the Americas, Europe, East Asia, and Emerging Markets. In the third quarter of 2015, we began disaggregating net sales into three geographic regions which consist of Americas; Europe, Middle East, India, and Africa (EMEIA); and Asia-Pacific (APAC). This resulted in the revenue previously reported under the Emerging Markets region being allocated to the EMEIA and APAC regions. We have revised information from comparative periods to conform to the June 30, 2016 presentation. Our sales to these regions share similar economic characteristics, similar product mix, similar customers, and similar distribution methods. Revenue from the sale of our products, which are similar in nature, and software maintenance is reflected as total net sales in our Consolidated Statements of Income.

  Total net sales by the major geographic areas in which we operate, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2016	2015	2016	2015
Net sales:
Americas	$114,243	$126,614	$225,095	$245,012
EMEIA	94,533	96,072	186,384	191,220
APAC	97,329	79,105	181,803	155,072
	$306,105	$301,791	$593,282	$591,304

Based on the billing location of the customer, total sales outside the U.S. for the three month periods ended June 30, 2016 and 2015 were $198 million and $185 million, respectively, and $381 million and $364 million for the six month periods ended June 30, 2016 and 2015, respectively.

Total property and equipment, net, outside the U.S. was $136 million and $138 million as of June 30, 2016 and December 31, 2015, respectively.

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

The loans bear interest, at our option, at a base rate determined in accordance with the Loan Agreement, plus a spread of 0.0% to 0.5%, or a LIBOR rate plus a spread of 1.125% to 2.0%, in each case with such spread determined based on a ratio of consolidated indebtedness to EBITDA, determined in accordance with the Loan Agreement. Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date. We are also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.175% to 0.300%, with such rate determined based on the ratio described above. The Loan Agreement contains customary affirmative and negative covenants. The affirmative covenants include, among other things, delivery of financial statements, compliance certificates and notices; payment of taxes and other obligations; maintenance of existence; maintenance of properties and insurance; and compliance with applicable laws and regulations. The negative covenants include, among other things, limitations on indebtedness, liens, mergers, consolidations, acquisitions and sales of assets, investments, changes in the nature of the business, affiliate transactions and certain restricted payments. The Loan Agreement also requires us to maintain a ratio of consolidated indebtedness to EBITDA equal to or less than 3.25 to 1.00, and a ratio of consolidated EBITDA to interest expense greater than or equal to 3.00 to 1.00, in each case determined in accordance with the Loan Agreement. As of June 30, 2016, we were in compliance with all covenants in the Loan Agreement.

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

As of June 30, 2016, we had outstanding $40 million in borrowings under this line of credit. During the three and six month periods ended June 30, 2016, we incurred interest expense related to our outstanding borrowings of $119,000 and $254,000. As of June 30, 2016, the weighted-average interest rate on the revolving line of credit was 1.6%.

Note 14 – Commitments and contingencies

We offer a one-year limited warranty on most hardware products which is included in the terms of sale of such products. We also offer optional extended warranties on our hardware products for which the related revenue is recognized ratably over the warranty period. Provision is made for estimated future warranty costs at the time of the sale for the estimated costs that may be incurred under the standard warranty. Our estimate is based on historical experience and product sales during the period.  The warranty reserve for the six month periods ended June 30, 2016 and 2015 was as follows:

	Six Months Ended June 30,
(In thousands)	(Unaudited)
	2016	2015
Balance at the beginning of the period	$1,755	$1,885
Accruals for warranties issued during the period	1,879	2,523
Settlements made (in cash or in kind) during the period	(1,867)	(2,689)
Balance at the end of the period	$1,767	$1,719

As of June 30, 2016, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $6.3 million over the next twelve months.

As of June 30, 2016, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $4.2 million, which are generally payable over the next twelve months.

Note 15 – Recently issued and adopted accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers. The update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. As currently issued and amended, ASU 2014-09 is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2017 and early adoption is permitted for annual reporting periods, and interim periods within that period, beginning after December 31, 2016. We intend to adopt this standard as of January 1, 2018 by applying the modified retrospective transition method. Consequently, the cumulative effect of applying the standard will be recognized in the first quarter of 2018. We are currently evaluating the effect that the updated standard will have on our Consolidated Financial Statements and related disclosures. The adoption of this standard will likely impact the timing of revenue recognition for some of our software licensing arrangements, particularly arrangements with customers of our enterprise licensing agreements.

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation, which simplifies the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The update is effective for annual and interim periods beginning after December 31, 2016 and early adoption is permitted. We are currently evaluating the effect that the updated standard will have on our Consolidated Financial Statements and related disclosures.

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

Other Updates

The FASB also issued the following Accounting Standards Updates which are not expected to have a material impact on our financial condition, results of operations or cash flows upon adoption. Those updates are as follows:

•	Financial Instruments: ASU 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is effective for our fiscal year beginning January 1, 2020.

•	Derivatives and Hedging: ASU 2016-06, Contingent Put and Call Options in Debt Instruments, which is effective for our fiscal year beginning January 1, 2017 with early adoption permitted.

•

Derivatives and Hedging: ASU 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which is effective for our fiscal year beginning January 1, 2017 with early adoption permitted.

•	Inventory: ASU 2015-11, Simplifying the Subsequent Measurement of Inventory, which is effective for our fiscal year beginning January 1, 2017.

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

The allocation of the purchase price was determined using the fair value of assets and liabilities acquired as of October 23, 2015. The preliminary purchase price allocation related to the Micropross acquisition was not finalized as of June 30, 2016, and is based upon a preliminary valuation which is subject to change as we obtain additional information, including with respect to deferred revenue, inventory, and certain intangible assets.

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

The allocation of the purchase prices for the four acquisitions was determined using the fair value of assets and liabilities acquired as of the acquisition dates.

Pro-forma Results of Operations

Pro-forma results of operations have not been presented because the effects of the acquired operations were not material individually or in the aggregate.

We allocate the fair value of the purchase consideration of the Company’s acquisitions to the tangible assets, intangible assets, including in-process research and development (“IPR&D”), if any, and liabilities assumed, based on estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is amortized over the asset’s estimated useful life. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred in “Selling, General, and Administrative” in the Consolidated Statements of Operations. The following table summarizes the aggregate allocation of the purchase price of our acquisitions resulting from all adjustments as of June  30, 2016 (in thousands):

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

Note 18 – Subsequent events

On July 26, 2016, our Board of Directors declared a quarterly cash dividend of $0.20 per common share, payable on September 6, 2016, to stockholders of record on August 15, 2016.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein regarding our future financial performance, operations or other matters (including, without limitation, statements to the effect that we “believe,” "expect," "plan," "may," "will,” “intend to,” "project," “anticipate”, "continue," or "estimate" or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” beginning on page 37, and in the discussion below. Readers are also encouraged to refer to the documents regularly filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2015, for further discussion of our business and the risks attendant thereto.

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

Leveraging a worldwide sales, distribution and manufacturing network

We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators, and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 63% and 58% of our net sales during the three month periods ended June 30, 2016 and 2015, respectively, and approximately 62% and 59% of our net sales during the six month periods ended June 30, 2016 and 2015, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total net sales will continue to be derived from international sales. (See “Note 12 – Segment and geographic information” of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales).

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

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. In assessing our business, we consider the trends in the Global Purchasing Managers’ Index (“PMI”), global industrial production as well as industry reports on the specific vertical industries that we target. Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the Global PMI. In the three month period ended June 30, 2016, the average of the Global PMI was 50.2, the lowest quarterly average since the fourth quarter of 2012. The average of the new order element of the Global PMI was 50.5 for the quarter ended June 30, 2016. During the quarter ended June 30, 2016, the PMI in the U.S. and the Eurozone maintained readings at or above 50. Although these readings are indicative of expansion in the industrial sector, the current trend indicates slowing expansion and continued challenges for industrial production. We are unable to predict whether the industrial economy, as measured by the PMI, will remain above the neutral reading of 50, strengthen or contract during the remainder of 2016.

During the second quarter of 2016, we continued to experience challenges in our business as a result of the continued strength of the U.S. dollar  and continued weakness in the energy and personal computer (“PC”) markets. In the second quarter of 2016, we saw a 3% year over year decrease from orders under $20,000, an 8% year over year increase from orders between $20,000 and $100,000, and a 2% year over year increase from orders over $100,000. Excluding our largest customer, orders over $100,000 were down 12% year over year. The timing and amount of orders from our largest customer are unpredictable and therefore can cause unusual variations in the results and trends of our business. See “Results of Operations” below for additional discussion on the impact of orders from our largest customer on our business for the six month period ended June 30, 2016.

During the second quarter of 2016, we continued to experience broad volatility in the foreign exchange markets and a strong U.S. dollar in many of the currency markets where we have exposure. As of the date of this filing, the U.S. dollar index, as tracked by the St. Louis Federal Reserve, remains near a ten year high. See “Results of Operations” below for additional discussion on the impact of foreign exchange rates on our business for the six month period ended June 30, 2016.

For the third quarter of 2016, we expect continued market uncertainty and volatility following the United Kingdom (U.K.) vote to exit the European Union (“E.U.”). We expect the devaluation of the British pound resulting from the vote to have a negative impact on our U.S dollar equivalent sales in the U.K. If the uncertainty surrounding the U.K. referendum and its implementation has a broader future negative impact on equity, commodity and foreign currency markets outside of the U.K. and Europe, we could see a broader negative impact on our net sales and results of operations across the geographic regions where we do business. We have hedging programs in place to help mitigate the risks associated with these types of foreign currency risks. However, there can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in the foreign currency markets in which we do business. (See “Note 5 – Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for additional details concerning hedging programs.)

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2016	2015	2016	2015
Net sales:
Americas	37.3%	42.0%	38.0%	41.4%
EMEIA	30.9	31.8	31.4	32.3
APAC	31.8	26.2	30.6	26.2
Total net sales	100.0	100.0	100.0	100.0
Cost of sales	25.3	25.4	25.9	25.9
Gross profit	74.7	74.6	74.1	74.1
Operating expenses:
Sales and marketing	38.0	37.1	38.7	37.4
Research and development	19.5	18.4	20.1	19.6
General and administrative	8.2	7.7	8.4	7.8
Total operating expenses	65.8	63.2	67.2	64.8
Operating income	8.9	11.4	6.9	9.3
Other income (expense):
Interest income	0.1	0.1	0.1	0.1
Net foreign exchange loss	(0.4)	(0.2)	(0.1)	(0.4)
Other income, net	0.0	0.0	(0.4)	0.1
Income before income taxes	8.6	11.3	6.5	9.1
Provision for income taxes	2.1	3.2	1.6	2.4
Net income	6.6%	8.1%	4.9%	6.7%

  Figures may not sum due to rounding.

Results of Operations for the three and six month periods ended June 30, 2016 and 2015

Net Sales.  Our net sales were $306 million and $302 million for the three month periods ended June 30, 2016 and 2015, respectively, an increase of 1.4%. For such periods, product sales were $279 million and $274 million, respectively, an increase of 1.7% and software maintenance sales were $28 million and $28 million, respectively, a decrease of 1.5%.

For the six month periods ended June 30, 2016 and 2015, our net sales were $593 million and $591 million, respectively, an increase of 0.3%. For the same periods, product sales were $538 million and $535 million, respectively, an increase of 0.5%, and software maintenance sales were $55 million and $56 million, respectively, a decrease of 1.1%.

The factors that most significantly impacted our net sales were the year over year change in orders from our largest customer and the year over year impact of changes in the foreign currency exchange markets, both discussed in more detail below.

Large orders, defined as orders with a value greater than $100,000, increased by 2% year over year during the three months ended June 30, 2016, compared to the year over year decrease of 16% in the three month period ended June 30, 2015. In the six month period ended June 30, 2016, large orders increased by 3% year over year compared to the year over year decrease of 5% during the six month period ended June 30, 2015. A significant factor in the continued expansion of our large orders in the three and six month periods ended June 30, 2016, compared to the comparable periods in 2015 was the result of an increase in orders from our largest customer. Year over year, orders from our largest customer increased by 83% in the three months ended June 30, 2016. Excluding the impact of our largest customer, large orders decreased by 12% year over year during the three month period ended June 30, 2016, and decreased by 7% year over year during the six month period ended June 30, 2016. Orders from our largest customer are discussed in more detail below. During each of the three month periods ended June 30, 2016 and 2015, and the six month periods ended June 30, 2016 and 2015, large orders were 23% of our total orders. Large orders are more volatile, are subject to greater discount variability and may contract at a faster pace during an economic downturn compared to our other orders.

We are serving several different applications for our largest customer. During the three month periods ended June 30, 2016 and 2015, we received $18 million and $10 million, respectively, in orders from our largest customer. During the six month periods ended June 30, 2016 and 2015, we received $25 million and $13 million, respectively, in new orders from our largest customer. In the three month periods ended June 30, 2016 and 2015, we recognized net sales of $14 million and $9 million, respectively, from these orders, and in the six month periods ended June 30, 2016 and 2015, we recognized net sales of $23 million and $14 million, respectively, from these orders.

For the three month periods ended June 30, 2016 and 2015, net sales in the Americas were $114 million and $127 million, respectively, a decrease of 10%. Sales in the Americas, as a percentage of net sales were 37% and 42% in the three month periods ended June 30, 2016 and 2015 respectively. In EMEIA, net sales were $95 million and $96 million in the three month periods ended June 30, 2016 and 2015, respectively, a decrease of 2%. Sales in EMEIA, as a percentage of net sales were 31% and 32% in the three month periods ended June 30, 2016 and 2015, respectively. In APAC, net sales were $97 million and $79 million in the three month periods ended June 30, 2016 and 2015, respectively, an increase of 23%. Sales in APAC, as a percentage of net sales were 32% and 26% in the three month periods ended June 30, 2016 and 2015, respectively.  For the six month periods ended June 30, 2016 and 2015, net sales in the Americas were $225 million and $245 million, respectively, a decrease of 8%. Sales in the Americas, as a percentage of net sales were 38% and 41% in the six month periods ended June 30, 2016 and 2015, respectively. In EMEIA, net sales were $186 million and $191 million in the six month periods ended June 30, 2016 and 2015, respectively, a decrease of 3%. Sales in EMEIA, as a percentage of net sales were 31% and 32% in the six month periods ended June 30, 2016 and 2015, respectively. In APAC, net sales were $182 million and $155 million in the six month periods ended June 30, 2016 and 2015, respectively, an increase of 17%. Sales in APAC, as a percentage of net sales were 31% and 26% in the six month periods ended June 30, 2016 and 2015, respectively.

We expect sales outside of the Americas to continue to represent a significant portion of our net sales. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), EMEIA, and APAC are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. For the three month period ended June 30, 2016, in local currency terms, our net sales increased by $13 million or 4%, Americas sales decreased by $11 million or 9%, EMEIA sales increased by $3.6 million or 4%, and APAC sales increased by $21 million or 26%, compared to the three month period ended June 30, 2015. During the same period, the change in exchange rates had the effect of decreasing our net sales by $9 million or 3%, decreasing Americas sales by $1 million or 1%, decreasing EMEIA sales by $5 million or 5%, and decreasing APAC sales by $3 million or 3%.

For the six month period ended June 30, 2016, in local currency terms, our net sales increased by $27 million or 5%, Americas sales decreased by $17 million or 7%, EMEIA sales increased by $10 million or 5%, and APAC sales increased by $34 million or 22%, compared to the six month period ended June 30, 2015. During this same period, the change in exchange rates had the effect of decreasing our net sales by $25 million or 4%, decreasing Americas sales by $3 million or 1%, decreasing EMEIA sales by $15 million or 7%, and decreasing APAC sales by $8 million or 4%.

To help protect against changes in U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted net sales denominated in foreign currencies with average rate forward contracts. During the three month periods ended June 30, 2016 and 2015, these hedges had the effect of decreasing our net sales by $904,000 and increasing our net sales by $5.2 million, respectively. During the six month periods ended June 30, 2016 and 2015, these hedges had the effect of decreasing our net sales by $1.1 million and increasing our net sales by $10.3 million, respectively. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our net sales for 2016 and 2015).

Gross Profit. For the three month periods ended June 30, 2016 and 2015, gross profit was $229 million and $225 million, respectively, an increase of 2%. As a percentage of sales, gross profit was 75% for each of the three month periods ended June 30, 2016 and 2015. For the six month periods ended June 30, 2016 and 2015, gross profit was $440 million and $438 million, respectively, an increase of less than 1%. As a percentage of sales, gross profit was 74% for each of the six month periods ended June 30, 2016 and 2015.  Our gross profit as a percentage of sales is impacted by many factors including changes in the amount of revenues from our largest customer and changes in the foreign currency exchange markets. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle.

For the three month periods ended June 30, 2016 and 2015, the change in exchange rates had the effect of decreasing our cost of sales by $742,000 and $2.5 million, respectively. For the six month periods ended June 30, 2016 and 2015, the change in exchange rates had the effect of decreasing our cost of sales by $2.7 million and $4.3 million, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During the three month periods ended June 30, 2016 and 2015, these hedges had the effect of increasing our cost of sales by $382,000 and $509,000, respectively. During the six month periods ended June 30, 2016 and 2015, these hedges had the effect of increasing our cost of sales by $953,000 and $842,000, respectively. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our cost of sales for 2016 and 2015).

We do not typically maintain a large amount of order backlog as orders typically translate to sales quickly. As such, any weakness in orders typically has a pronounced impact on our net sales in the short term.

Operating Expenses. For the three month periods ended June 30, 2016 and 2015, operating expenses were $201 million and $190 million, respectively, an increase of 6%. As a percentage of sales, operating expenses were 66% and 63% for the three month periods ended June 30, 2016 and 2015. During the three month period ending June 30, 2016, the year over year increases in operating expenses was primarily the result of an increase in personnel related expenses of $9.1 million due to increased headcount and increased variable compensation in regions with strong local currency growth. In addition, marketing and outside services costs increased by $1.4 million, building and equipment costs increased by $519,000, and software development costs increased by $1.8 million due to a decrease in capitalization of software development costs compared to the three month period ended June 30, 2015. The year over year change in exchange rates had the effect of decreasing our operating expenses by $1.7 million.

For the six month periods ended June 30, 2016 and 2015, operating expenses were $399 million and $383 million, respectively, an increase of 4%. As a percentage of sales, operating expenses were 67% and 65% for the six month periods ended June 30, 2016 and 2015, respectively. During the six month period ending June 30, 2016, the year over year increases in operating expenses was primarily the result of an increase in personnel related expenses of $21 million due to an increase in head count of 223 employees and increased variable compensation in regions with strong local currency growth. In addition, building and equipment costs increased by $2.7 million, marketing and outside services costs increased by $2 million, offset by a decrease in software development costs of $4 million due to an increase in capitalization of software development costs compared to the six month period ending June 30, 2015. During the six month period ending June 30, 2016, the year over year change in exchange rates had the effect of decreasing our operating expenses by $7.3 million.

We believe that our long-term growth and success depends on developing high quality software and hardware products on a timely basis. We are focused on leveraging recent investments in research and development and in our field sales force and taking actions to help ensure that those resources are concentrated in areas and on initiatives that will contribute to future growth in our business. For the three month periods ended June 30, 2016 and 2015, our sales and marketing expenses were $116 million and $112 million, respectively, and our research and development expenses were $60 million and $55 million, respectively. For the six month periods ended June 30, 2016 and 2015, our sales and marketing expenses were $230 million and $221 million, respectively, and our research and development expenses were $119 million and $116 million, respectively. The increase in our research and development expenses for the six month period ended June 30, 2016, compared to the six month period ended June 30, 2015, was primarily driven by the increase in research and development headcount of 58 employees. The increase in our sales and marketing expenses for the six month period ended June 30, 2016, compared to the six month period ended June 30, 2015, was primarily driven by the increase in sales and marketing headcount of 82 employees and increased variable compensation in regions with strong local currency growth.

Operating Income.  For the three month periods ended June 30, 2016 and 2015, operating income was $27 million and $35 million, respectively, a decrease of 21%. As a percentage of net sales, operating income was 9% and 11% for three month periods ended June 30, 2016 and 2015, respectively.  For the six month periods ended June 30, 2016 and 2015, operating income was $41 million and $55 million, respectively, a decrease of 25%. As a percentage of net sales, operating income was 7% and 9% for the six month periods ended June 30, 2016 and 2015, respectively. The decreases in operating income in absolute dollars for the three month period ended June 30, 2016, compared to the three month period ended June 30, 2015, and for the six month period ended June 30, 2016, compared to the six month period ended June 30, 2015, are attributable to the factors discussed in Net Sales, Gross Profit and Operating Expenses above.

Interest Income.    For the three month periods ended June 30, 2016 and 2015, interest income was $258,000 and $341,000, respectively. For the six month periods ended June 30, 2016 and 2015, interest income was $511,000 and $694,000, respectively. We continue to see low yields for high quality investment alternatives that comply with our corporate investment policy. We do not expect yields in these types of investments to increase significantly during the remainder of 2016.

Net Foreign Exchange Loss.    For the three month periods ended June 30, 2016 and 2015, net foreign exchange loss was $(1.3) million and $(577,000), respectively. During the six month periods ended June 30, 2016 and 2015, net foreign exchange loss was

$(711,000) and $(2.3) million, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During the second quarter of 2016, we continued to see broad volatility in the foreign currency exchange markets and a strong U.S. dollar in many of the currency markets where we have exposure, with the trade-weighted U.S. dollar index, as tracked by the St. Louis Federal Reserve, near a ten year high. In addition, the U.K. voted in favor of a referendum to exit from the E.U. commonly referred to as “Brexit”. This vote caused significant short-term volatility in the foreign currency markets and an approximately 10% devaluation of the GBP against the U.S. dollar. We cannot predict the direction or degree of future volatility in the foreign exchange markets or the impact the U.K. referendum will have in future periods. In the past, we have noted that significant volatility in the foreign currency exchange markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent net sales and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our net sales growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange loss”. Our hedging strategy decreased our foreign exchange losses by $2.1 million and decreased our foreign exchange gains by $1.3 million in the three month periods ended June 30, 2016 and June 30, 2015, respectively. Our hedging strategy increased our foreign exchange losses by $191,000 and decreased our foreign exchange losses by $639,000 in the six month periods ended June 30, 2016 and 2015, respectively.  (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities.)

Provision for Income Taxes.    For the three month periods ended June 30, 2016 and June 30, 2015, our provision for income taxes reflected an effective tax rate of 25% and 28%, respectively. For the six month periods ended June 30, 2016 and 2015, our provision for income taxes reflected an effective tax rate of 25% and 26%, respectively. The factors that caused our effective tax rate to change year-over-year are detailed in the table below:

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
	(Unaudited)	(Unaudited)
Effective tax rate at June 30, 2015	28%	26%
Change in research and development credit	(2)	(2)
Change in profit in foreign jurisdictions with reduced tax rates	(4)	(2)
Change in enhanced deduction for certain research and development expenses	(2)	(2)
Change in intercompany profit	3	3
Change in unrecognized tax benefits	2	2
Effective tax rate at June 30, 2016	25%	25%

  (See “Note 9 – Income taxes” of Notes to Consolidated Financial Statements for further discussion regarding our effective tax rate).

Other operational metrics

We believe that the following additional unaudited operational metrics assist investors in assessing our operational performance relative to our others in our industry and to our historical results.

Charges related to stock-based compensation, amortization of acquired intangibles, acquisition related transaction costs, restructuring charges, foreign exchange loss on acquisitions and taxes levied on the transfer of acquired intellectual property.

For the three and six month periods ended June 30, 2016 and 2015,  the gross charges related to stock-based compensation as a component of cost of sales, sales and marketing, research and development, general and administrative expenses, the provision for income taxes and the total charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2016	2015	2016	2015
Stock-based compensation
Cost of sales	$539	$472	$1,087	$928
Sales and marketing	2,851	2,806	5,787	5,449
Research and development	2,369	2,171	4,718	4,632
General and administrative	935	904	1,843	1,735
Provision for income taxes	(2,016)	(1,920)	(4,110)	(3,486)
Total	$4,678	$4,433	$9,325	$9,258

For the three and six month periods ended June 30, 2016 and 2015,  the gross charges related to the amortization of acquisition related intangibles as a component of cost of sales, sales and marketing, research and development, other income, net,  the provision for income taxes and the total charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2016	2015	2016	2015
Amortization of acquired intangibles
Cost of sales	$2,980	$2,640	$6,022	$5,215
Sales and marketing	820	438	1,639	876
Research and development	278	318	539	662
Other income, net	-	149	-	303
Provision for income taxes	237	(1,155)	458	(2,317)
Total	$4,315	$2,390	$8,658	$4,739

For the three and six month periods ended June 30, 2016 and 2015, the gross charges related to acquisition related transaction costs, restructuring charges, foreign exchange loss on acquisitions and taxes levied on the transfer of acquired intellectual property as a component of cost of sales, sales and marketing, research and development, general and administrative expenses, net foreign exchange loss, other income (loss), net, the provision for income taxes and the total charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2016	2015	2016	2015
Acquisition transaction costs, restructuring charges, and other
Cost of sales	$74	$232	$179	$805
Sales and marketing	42	-	99	-
Research and development	153	-	411	-
General and administrative	190	4	220	205
Net foreign exchange loss[1]	-	-	94	-
Other income (loss), net[2]	-	-	2,475	(331)
Provision for income taxes	(160)	(82)	(1,202)	-
Total	$299	$154	$2,276	$679
(1) Foreign exchange losses on acquisitions were $94 and $0 for the six month periods ended June 30, 2016 and 2015, respectively
(2) Taxes levied on the transfer of acquired intellectual property were $2,475 and $0 for the six month periods ended June 30, 2016 and 2015, respectively

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments.  Cash, cash equivalents and short-term investments increased by $7 million to $340 million at June 30, 2016 from $333 million at December 31, 2015. The following table presents our working capital, cash and cash equivalents and short-term investments:

	June 30, 2016	December 31,	Increase/
(In thousands)	(unaudited)	2015	(Decrease)

Working capital	$566,414	$559,525	$6,889
Cash and cash equivalents (1)	285,261	251,129	34,132
Short-term investments (1)	55,063	81,789	(26,726)
Total cash, cash equivalents and short-term investments	$340,324	$332,918	$7,406

(1) Included in working capital

During the six month period ended June 30, 2016, our working capital increased by $7 million compared to December 31, 2015. Overall, current assets increased by $21 million while current liabilities increased by $14 million. The increase in our current assets was the result of a $7 million increase in cash, cash equivalents and short-term investments, an increase in accounts receivable of $6 million, a decrease in prepaid expenses and other current assets of $1.8 million and an increase in inventory of $9 million. The increase in current liabilities was the result of an increase in accrued compensation of $3 million, an increase in accrued expenses and other liabilities of $7 million, and an increase in the current portion of our deferred revenue of $4 million.

Accounts receivable increased by $6 million to $222 million at June 30, 2016, from $216 million at December 31, 2015. Days sales outstanding (“DSO”) increased to 67 days at June 30, 2016, compared to 62 days at December 31, 2015. The increase in our accounts receivable can primarily be attributed to the increase in DSO. Our DSO has been negatively impacted by accounts in Russia and other countries where the currency devaluation against the U.S. dollar has been significant.

Inventory increased by $9 million to $195 million at June 30, 2016, from $185 million at December 31, 2015. Inventory turns were 1.6 and 1.8 at June 30, 2016 and December 31, 2015, respectively. The increase in our inventory and decrease in our inventory turns can primarily be attributed to an anticipated increase in sales volume during the remainder of 2016.

Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our cash and investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $8.3 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. At June 30, 2016, we had $340 million in cash, cash equivalents and short-term investments. Approximately $37 million or 11% of these amounts were held in domestic accounts with various financial institutions and $303 million or 89% was held in accounts outside of the U.S. with various financial institutions. At June 30, 2016, we had cash and cash equivalents of $285 million, of which $37 million or 13% was held in domestic accounts and $248 million or 87% was held in various accounts of our foreign subsidiaries. At June 30, 2016, we had short-term investments of $55 million, all of which was held in investment accounts of our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

Cash Provided by and (Used in) in the six month periods ended June 30, 2016 and 2015. The following table summarizes the proceeds and (uses) of cash:

	Six Months Ended June 30,
(In thousands)	(unaudited)
	2016	2015
Cash provided by operating activities	$83,659	$50,783
Cash used in investing activities	(10,888)	(49,968)
Cash used in financing activities	(38,639)	(42,061)
Net change in cash equivalents	34,132	(41,246)
Cash and cash equivalents at beginning of year	251,129	274,030
Cash and cash equivalents at end of period	$285,261	$232,784

For the six month periods ended June 30, 2016 and 2015, cash provided by operating activities was $84 million and $51 million, respectively, an increase of $32 million. This increase was due to a $42 million increase in cash provided by operating assets offset by an $11 million decrease in net income. The increase in cash provided by operating assets was related to reductions in prepaid expenses and taxes.

Investing activities used cash of $11 million during the six month period ended June 30, 2016, as a result of capital expenditures of $21 million, capitalization of internally developed software and other intangibles of $16 million offset by the net sale of short-term investments of $27 million. Capital expenditures during the six month period ended June 30, 2016 included leasehold improvements, expansion of existing facilities, computers, equipment and furniture and fixtures to support operations throughout our business. Investing activities used cash of $50 million during the six month period ended June 30, 2015, as the result of the purchase price of two acquisitions for $25 million, net of cash received, capital expenditures of $21 million, capitalization of internally developed software and other intangibles of $11 million, offset by the net sale of short-term investments of $7 million.

Financing activities used cash of $39 million during the six month period ended June 30, 2016, which was the net result of $51 million used to pay dividends and $6 million used to repurchase shares of our common stock, offset by $3 million received from net borrowings from our revolving line of credit and $15 million received from the issuance of our common stock through our employee stock purchase plan. Financing activities used cash of $42 million during the six month period ended June 30, 2015, which was the net result of $49 million used to pay dividends and $8.5 million used to repurchase shares of our common stock, offset by $14 million received from the issuance of our common stock from our employee stock purchase plan and the exercise of employee stock options.

From time to time, our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. Under the current program, we repurchased a total of 206,780 shares of our common stock at a weighted average price per share of $27.25 during the six months ended June 30, 2016. At June 30, 2016, there were 1,134,247 shares remaining available for repurchase under this program. We repurchased a total of 288,004 shares of our common stock at a weighted average price per share of $29.67 during the six months ended June 30, 2015. This repurchase program does not have an expiration date.

During the six month period ended June 30, 2016,  we did not receive any proceeds from the exercise of stock options as all remaining options outstanding under our 1994 Plan were exercised or expired in 2015. (See “Note 11 – Authorized shares of common and preferred stock and stock-based compensation plans” of Notes to Consolidated Financial Statements for additional discussion about our equity compensation plans).

Contractual Cash Obligations.  Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. At June 30, 2016, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $6.3 million.

Guarantees are related to payments of customs and foreign grants. At June 30, 2016, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $4.2 million. At December 31, 2015, we had outstanding guarantees for payment of customs, foreign grants and potential customer disputes totaling approximately  $4 million.

Loan Agreement.  On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank (the “Lender”). On October 29, 2015, we entered into a First Amendment to Loan Agreement (the “Amendment”) with the Lender, which amended our Loan Agreement to among other things, (i) increase the unsecured revolving line of credit from $50.0 million to $125.0 million, (ii) extend the maturity date of the line of credit from May 9, 2018 to October 29, 2020, and (iii) provide us with an option to request increases to the line of credit of up to an additional $25.0 million in the aggregate, subject to consent of the Lender and terms and conditions to be mutually agreed between us and the Lender. Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Loan Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Loan Agreement. We may choose to borrow additional funds against this line of credit in future periods to have sufficient domestic cash to fund continued dividends to our stockholders, to fund potential acquisitions or other domestic general corporate purposes without the need to repatriate foreign earnings. (See “ Note 13 – Debt ” of Notes to Consolidated Financial Statements for additional details on our revolving line of credit).

Off-Balance Sheet Arrangements.    We do not have any off-balance sheet debt. At June 30, 2016, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

•	the overall levels of sales of our products and gross profit margins;
•	the levels of inventory and accounts receivable that we maintain;
•	difficulties and the high tax costs associated with the repatriation of earnings;
•	acquisitions of other businesses, assets, products or technologies;
•	required levels of research and development and other operating costs;
•	repurchases of our common stock;
•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;
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

During the second quarter of 2016, we continued to see broad volatility in the foreign currency exchange markets and a strong U.S. dollar in many of the currency markets where we have exposure, with the trade-weighted U.S. dollar index, as tracked by the St. Louis Federal Reserve, near a ten year high. In addition, the U.K. voted in favor of a referendum to exit from the E.U., commonly referred to as “Brexit”. This vote caused significant short-term volatility in the foreign currency markets and an approximately 10% devaluation of the GBP against the U.S. dollar. We cannot predict the direction or degree of future volatility in the foreign exchange markets or the impact the U.K. referendum will have in future periods. In the past, we have noted that significant volatility in the foreign currency exchange markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, our ability to forecast our U.S. dollar equivalent net sales and expenses and the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our net sales growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

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

During the three month period ended June 30, 2016, our hedges had the effect of decreasing our net sales by $904,000, increasing our cost of sales by $382,000 and increasing our operating expenses by $360,000. During the three month period ended June 30, 2015, our hedges had the effect of increasing our net sales by $5.2 million, increasing our cost of sales by $509,000, and increasing our operating expenses by $378,000. During the six month period ended June 30, 2016, our hedges had the effect of decreasing our net sales by $1.1 million, increasing our cost of sales by $953,000 and increasing our operating expenses by $889,000. During the six month period ended June 30, 2015, our hedges had the effect of increasing our net sales by $10 million, increasing our cost of sales by $842,000, and increasing our operating expenses by $742,000. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our net sales, cost of sales and operating expenses for the three and six month periods ended June 30, 2016 and 2015).

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

Cash, Cash Equivalents and Short-Term Investments

At June 30, 2016, we had $340 million in cash, cash equivalents and short-term investments. See Liquidity and Capital Resources above for further discussion regarding our cash, cash equivalents and short-term investments.

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

We account for our investments in debt and equity instruments under FASB ASC 320 Investments – Debt and Equity Securities (“FASB ASC 320”). Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other-than-temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments at June 30, 2016 and December 31, 2015 was $55 million and $82 million, respectively.

We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income/(loss), net, in our Consolidated Statements of Income. There were not any other-than-temporary impairments recognized in other expense during the six month periods ended June 30, 2016 and June 30, 2015.

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

In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of June 30, 2016, a 100 basis point increase or decrease in interest rates across all maturities would result in a $541,000 increase or decrease in the fair market value of our portfolio. As of December 31, 2015, a similar 100 basis point increase or decrease in interest rates across all maturities would have resulted in a $802,000 increase or decrease in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is an other-than-temporary impairment. Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of June 30, 2016, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

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

Exchange Rate Risk

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at June 30, 2016 and December 31, 2015, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $18 million and $16 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2016, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2016, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit”.  As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U.  Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities. These changes may have a material adverse effect on our net sales and our results of operations, not only in the U.K. but across Europe. The announcement of Brexit caused significant volatility in global equity, commodity and foreign currency markets. The continuing uncertainty following the U.K. vote may lead to broader negative business sentiment resulting in less demand for our products negatively impacting our net sales and results of operations.

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

Uncertain Global Economic Conditions Could Materially Adversely Affect Our Business and Results of Operations.  Our operations and performance are sensitive to fluctuations in general economic conditions, both in the U.S. and globally. The ongoing uncertainty created by volatile currency markets, a weak Global PMI, the continued weakness in the PC and energy sectors, alone or in combination, may continue to have a material adverse effect on our net sales and the financial results of our operations. In addition, we remain concerned about the geopolitical and fiscal instability in the Middle East and some emerging markets as well as the continued volatility of the equity markets.  The announcement of Brexit may also create additional global economic uncertainty. These factors as well as others we may not contemplate could have a material adverse effect on the spending patterns of businesses including our current and potential customers which could have a material adverse effect on our net sales and our results of operations. Other factors that could adversely influence demand for our products include  unemployment, labor and healthcare costs, access to credit, consumer and business confidence, and other macroeconomic factors that could have a negative impact on capital investment and spending behavior. See “Current business outlook” in this Form 10-Q for information regarding recent business conditions.

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

Our Acquisitions are Subject to a Number of Related Costs and Challenges that Could Have a Material Adverse Effect on Our Business and Results of Operations.    In recent years, we have completed several acquisitions. Achieving the anticipated benefits of an acquisition depends upon whether the integration of the acquired business, products or technology is accomplished efficiently and effectively. In addition, successful acquisitions generally require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and R&D efforts. These difficulties can become more challenging due to the need to coordinate geographically separated organizations, the complexities of the technologies being integrated, and the necessities of integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration of operations following an acquisition also requires the dedication of management resources, which may distract attention from our day-to-day business and may disrupt key R&D, marketing or sales efforts. Our inability to successfully integrate any of our acquisitions could harm our business. The existing products previously sold by entities we have acquired may be of a lesser quality than our products or could contain errors that produce incorrect results on which users rely or cause failure or interruption of systems or processes that could subject us to liability claims that could have a material adverse effect on our operating results or financial position. Furthermore, products acquired in connection with acquisitions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transactions.

We Operate in Intensely Competitive Markets.    The markets in which we operate are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than we have, and we may face further competition from new market entrants in the future. A key competitor is Keysight Technologies Inc. (“Keysight”) which was formerly part of Agilent. Agilent completed the spin off of Keysight in November 2014. Keysight offers hardware and software products that provide solutions that directly compete with our virtual instrumentation products including its own line of PXI based hardware. Keysight is aggressively advertising and marketing products that are competitive with our products. Because of Keysight’s strong position in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse effect on our operating results.  In July 2016, Danaher Corporation announced that it had completed a spin-off that resulted in a new public company named Fortive, which is comprised of Danaher’s test and measurement platform and other specialty industrial businesses which can compete directly with us.

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

•	general market and economic conditions;
•	our ability to maintain and grow our business with our current largest customer;
•	our ability to meet the volume and service requirements of our large customers;
•	industry consolidation, including acquisitions by us or our competitors;
•	capacity utilization and the efficiency of manufacturing operations;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low cost geographies for manufacturing or distribution;
•	product pricing;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	strategic relationships with our suppliers;
•	product quality and performance;
•	protection of our products by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	the outcome of any future litigation or commercial dispute;
•	barriers to entry imposed by competitors with significant market power in new markets; and,
•	government actions throughout the world.

There can be no assurance that we will be able to compete successfully in the future.

Our Quarterly Results are Subject to Fluctuations Due to Various Factors that May Adversely Affect Our Business and Result of Operations.  Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including:

•	fluctuations in foreign currency exchange rates;
•	changes in global economic conditions;
•	changes in the amount of revenue derived from very large orders (including orders from our largest customer) and the pricing, margins, and other terms of such orders;
•	changes in the capacity utilization including at our facility in Malaysia;
•	changes in the mix of products sold;
•	the availability and pricing of components from third parties (especially limited sources);
•	the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales;
•	changes in pricing policies by us, our competitors or suppliers;
•	the timing, cost or outcome of any future intellectual property litigation or commercial disputes;
•	delays in product shipments caused by human error or other factors; or,
•	disruptions in transportation channels.

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

Our centralization of inventory and distribution from a limited number of shipping points is subject to inherent risks, including:

•	burdens of complying with additional or more complex VAT and customs regulations; and,
•	concentration of inventory increasing the risks associated with fire, natural disasters and logistics disruptions to customer order fulfillment.

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

We May Experience Component Shortages that May Adversely Affect Our Business and Result of Operations.    As has occurred in the past and as may be expected to occur in the future, supply shortages of components used in our products, including limited source components, can result in significant additional costs and inefficiencies in manufacturing. If we are unsuccessful in resolving any such component shortages in a timely manner, we will experience a significant impact on the timing of revenue, a possible loss of revenue, or an increase in manufacturing costs, any of which would have a material adverse impact on our operating results.

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

We Rely on Management Information Systems and Interruptions in our Information Technology Systems or Cyber-Attacks on our Systems Could Adversely Affect our Business.  We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business. We rely on a primary global center for our management information systems and on multiple systems in branches not covered by our global center. As with any information system, unforeseen issues may arise that could affect our ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that our global center for information systems or our branch operations could experience a complete or partial shutdown. A significant system or network disruption could be the result of new system implementations, computer viruses, cyber-attacks, security breaches, facility issues or energy blackouts.  Threats to our information technology security can take a variety of forms and individuals or groups of hackers or sophisticated organizations including state-sponsored organizations, may take steps that pose threats to our customers and our infrastructure. If we were to experience a shutdown, disruption or attack, it would adversely impact our product shipments and net sales, as order processing and product distribution are heavily dependent on our management information systems. Such an interruption could also result in a loss of our intellectual property or the release of sensitive competitive information or partner, customer or employee personal data. Any loss of such information could harm our competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages caused by the disruptions or security breaches. In addition, changing laws and regulations governing our responsibility to safeguard private data could result in a significant increase in operating or capital expenditures needed to comply with these new laws or regulations. Accordingly, our operating results in such periods would be adversely impacted. From time to time, we have experienced attempts to breach our security and attempts to introduce malicious software into our information technology systems; however, such attacks have not previously resulted in any material damage to us.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our management’s certification of adequate disclosure controls and procedures as of June 30, 2016. Our most recent annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. Our most recent annual report on Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

At June 30, 2016,  there were 1,134,247 shares available for repurchase under a repurchase plan approved on April 21, 2010. This repurchase plan does not have an expiration date. The following table provides information as of June 30, 2016 with respect to the shares of our common stock that we repurchased during the second quarter of 2016.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

April 1, 2016 to April 30, 2016	-	-	-	1,170,237

May 1, 2016 to May 31, 2016	35,990	27.59	35,990	1,134,247

June 1, 2016 to June 30, 2016	-	-	-	1,134,247
Total	35,990	$27.59	35,990	1,134,247

 ITEM 5.OTHER INFORMATION

From time to time our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Jeffrey L. Kodosky and James J. Truchard have made periodic sales of our stock pursuant to such plans.

ITEM 6	EXHIBITS
3.1(1)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(4)	Specimen of Common Stock certificate of the Company.
10.1(4)	Form of Indemnification Agreement.
10.2(5)	1994 Employee Stock Purchase Plan, as amended.*
10.3(6)	National Instruments Corporation Annual Incentive Program, as amended.*
10.4(7)	2005 Incentive Plan.*
10.5(8)	2005 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.6(9)	2005 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.7(10)	2005 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.8(11)	2005 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.9(12)	2010 Incentive Plan.*
10.10(13)	2010 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.11(14)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.12(15)	2010 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.13(16)	2010 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.14(17)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.15(18)	RSU Vesting Acceleration Agreement between the Company and Alexander M. Davern, effective as of October 28, 2014.
10.16(19)	Loan Agreement, dated as of May 9, 2013, by and among National Instruments Corporation, the guarantors from time to time party thereto and Wells Fargo Bank, National Association, as lender.
10.17(20)	2015 Equity Incentive Plan.*
10.18(21)	2015 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.19(22)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.20(23)	2015 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.21(24)	2015 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.22(25)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting – Threshold Performance Goal).*
10.23(26)	Performance Cash Incentive Plan.*
10.24(27)	First Amendment to Loan Agreement, dated as of October 29, 2015, by and among National Instruments Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as lender
10.25(28)	RSU Vesting Acceleration Agreement between the Company and Eric H. Starkloff, effective as of February 26, 2016
10.26(29)	RSU Vesting Acceleration Agreement between the Company and Scott A. Rust, effective as of February 26, 2016
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2013.
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2007.
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 8-A on April 27, 2004.
(4)	Incorporated by reference to the Company’s Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(5)	Incorporated by reference to exhibit B of the Company’s Proxy Statement filed on April 1, 2014.
(6)	Incorporated by reference to exhibit 10.3 filed with the Company’s Form 10-Q filed on May 2, 2016.
(7)	Incorporated by reference to exhibit A of the Company’s Proxy Statement filed on April 4, 2005.
(8)	Incorporated by reference to exhibit 10.8 filed with the Company’s Form 10-Q on August 2, 2006.
(9)	Incorporated by reference to exhibit 10.9 filed with the Company’s Form 10-Q on August 2, 2006.
(10)	Incorporated by reference to exhibit 10.10 filed with the Company’s Form 10-Q on August 2, 2006.
(11)	Incorporated by reference to exhibit 10.11 filed with the Company’s Form 10-Q on August 2, 2006.
(12)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on May 17, 2010.
(13)	Incorporated by reference to exhibit 10.2 filed with the Company’s Form 8-K filed on June 24, 2010.
(14)	Incorporated by reference to exhibit 10.3 filed with the Company’s Form 8-K filed on June 24, 2010.
(15)	Incorporated by reference to exhibit 10.4 filed with the Company’s Form 8-K filed on June 24, 2010.
(16)	Incorporated by reference to exhibit 10.5 filed with the Company’s Form 8-K filed on June 24, 2010.
(17)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on April 25, 2014.
(18)	Incorporated by reference to exhibit 10.16 filed with the Company’s Form 10-K for the fiscal year ended December 31, 2014.
(19)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on May 13, 2013.
(20)	Incorporated by reference to exhibit B of the Company’s Proxy Statement filed on April 1, 2015.
(21)	Incorporated by reference to exhibit 10.18 filed with the Company’s Form 10-Q filed on July 31, 2015.

(22)	Incorporated by reference to exhibit 10.19 filed with the Company’s Form 10-Q filed on July 31, 2015.
(23)	Incorporated by reference to exhibit 10.20 filed with the Company’s Form 10-Q filed on July 31, 2015.
(24)	Incorporated by reference to exhibit 10.21 filed with the Company’s Form 10-Q filed on July 31, 2015.
(25)	Incorporated by reference to exhibit 10.22 filed with the Company’s Form 10-Q filed on July 31, 2015.
(26)	Incorporated by reference to exhibit C of the Company’s Proxy Statement filed on April 1, 2015.
(27)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on October 30, 2015.
(28)	Incorporated by reference to exhibit 10.25 filed with the Company’s Form 10-Q filed on May 2, 2016.
(29)	Incorporated by reference to exhibit 10.26 filed with the Company’s Form 10-Q filed on May 2, 2016.
*	Management Contract or Compensatory Plan or Arrangement

SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 1, 2016

NATIONAL INSTRUMENTS CORPORATION
By: /s/ Alex M. Davern
Alex M. Davern
EVP, Chief Operating Officer,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)