Form 10-Q
period 2016-09-30
NATIONAL INSTRUMENTS CORP
filed 2016-10-31
CIK 935494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2016 or

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

Large accelerated filer ☒Accelerated filer ☐Non-accelerated filer ☐Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2016
Common Stock - $0.01 par value	128,919,410

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.Financial Statements

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2016	2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$300,652	$251,129
Short-term investments	52,277	81,789
Accounts receivable, net	206,171	216,244
Inventories, net	196,391	185,197
Prepaid expenses and other current assets	55,281	65,381
Total current assets	810,772	799,740
Property and equipment, net	261,859	257,853
Goodwill	261,372	257,718
Intangible assets, net	110,161	108,196
Other long-term assets	28,729	30,349
Total assets	$1,472,893	$1,453,856
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$53,192	$50,970
Accrued compensation	31,615	27,956
Deferred revenue - current	113,645	112,283
Accrued expenses and other liabilities	23,940	11,756
Other taxes payable	33,461	37,250
Total current liabilities	255,853	240,215
Long-term debt	25,000	37,000
Deferred income taxes	37,787	44,673
Liability for uncertain tax positions	10,037	11,974
Deferred revenue - long-term	28,148	27,708
Other long-term liabilities	8,657	10,565
Total liabilities	365,482	372,135
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $0.01; 360,000,000 shares authorized; 128,920,278 shares and 127,471,604 shares issued and outstanding, respectively	1,289	1,275
Additional paid-in capital	758,411	717,705
Retained earnings	372,893	400,831
Accumulated other comprehensive loss	(25,182)	(38,090)
Total stockholders’ equity	1,107,411	1,081,721
Total liabilities and stockholders’ equity	$1,472,893	$1,453,856

The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net sales:
Product	$278,521	$271,683	$816,486	$807,064
Software maintenance	27,843	28,129	83,161	84,053
Total net sales	306,364	299,812	899,647	891,117

Cost of sales:
Product	74,734	75,144	225,261	225,646
Software maintenance	1,998	2,022	5,126	4,531
Total cost of sales	76,732	77,166	230,387	230,177

Gross profit	229,632	222,646	669,260	660,940

Operating expenses:
Sales and marketing	116,662	114,507	346,230	335,916
Research and development	59,066	52,533	178,244	168,462
General and administrative	24,537	23,255	74,308	69,391
Total operating expenses	200,265	190,295	598,782	573,769

Operating income	29,367	32,351	70,478	87,171

Other income:
Interest income	276	396	787	1,089
Net foreign exchange gain/(loss)	(760)	286	(1,471)	(1,965)
Other income (loss), net	301	133	(2,052)	787
Income before income taxes	29,184	33,166	67,742	87,082
Provision for income taxes	4,695	9,988	14,155	23,958

Net income	$24,489	$23,178	$53,587	$63,124

Basic earnings per share	$0.19	$0.18	$0.42	$0.49

Weighted average shares outstanding - basic	128,815	127,935	128,233	128,219

Diluted earnings per share	$0.19	$0.18	$0.42	$0.49

Weighted average shares outstanding - diluted	129,047	128,229	128,738	128,856

Dividends declared per share	$0.20	$0.19	$0.60	$0.57

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$24,489	$23,178	$53,587	$63,124
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	3,964	(3,789)	12,130	(14,273)
Unrealized (loss) gain on securities available-for-sale	(70)	(348)	479	441
Unrealized (loss) gain on derivative instruments	976	(7,642)	4,541	(14,378)
Other comprehensive (loss) gain, before tax	4,870	(11,779)	17,150	(28,210)
Tax (benefit) expense related to items of other comprehensive income	967	(3,935)	4,242	(8,238)
Other comprehensive (loss) gain, net of tax	3,903	(7,844)	12,908	(19,972)
Comprehensive income	$28,392	$15,334	$66,495	$43,152

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flow from operating activities:
Net income	$53,587	$63,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,164	55,157
Stock-based compensation	19,635	19,151
Tax expense from deferred income taxes	(7,321)	(7,404)
Tax benefit from stock option plans	(439)	(944)
Changes in operating assets and liabilities:
Accounts receivable	10,073	17,162
Inventories	(11,194)	(14,809)
Prepaid expenses and other assets	19,696	(3,370)
Accounts payable	2,222	(5,609)
Deferred revenue	1,802	(1,591)
Taxes, accrued expenses and other liabilities	9,855	(386)
Net cash provided by operating activities	153,080	120,481

Cash flow from investing activities:
Capital expenditures	(34,408)	(28,102)
Capitalization of internally developed software	(24,048)	(22,639)
Additions to other intangibles	(1,969)	(2,240)
Acquisitions, net of cash received	(549)	(28,629)
Purchases of short-term investments	(9,054)	(29,649)
Sales and maturities of short-term investments	38,566	44,752
Net cash used in investing activities	(31,462)	(66,507)

Cash flow from financing activities:
Proceeds from revolving line of credit	15,000	42,000
Principal payments on revolving line of credit	(27,000)	(17,000)
Proceeds from issuance of common stock	22,157	21,252
Repurchase of common stock	(5,635)	(72,559)
Dividends paid	(77,056)	(73,406)
Tax benefit from stock option plans	439	944
Net cash used in financing activities	(72,095)	(98,769)

Net change in cash and cash equivalents	49,523	(44,795)
Cash and cash equivalents at beginning of period	251,129	274,030
Cash and cash equivalents at end of period	$300,652	$229,235

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at September 30, 2016 and December 31, 2015, the results of our operations and comprehensive income for the three and nine month periods ended September 30, 2016 and 2015, and the cash flows for the nine month periods ended September 30, 2016 and 2015. Our operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine month periods ended September 30, 2016 and 2015, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)		(In thousands)
	(Unaudited)		(Unaudited)
	2016	2015	2016	2015
Weighted average shares outstanding-basic	128,815	127,935	128,233	128,219
Plus: Common share equivalents
Stock options and RSUs	232	294	505	637
Weighted average shares outstanding-diluted	129,047	128,229	128,738	128,856

Stock awards to acquire 1,068,800 shares and 1,331,000 shares for the three months ended September 30, 2016 and 2015, respectively, and 58,000 shares 433,400 shares, for the nine months ended September 30, 2016 and 2015, respectively, were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.

Note 3 – Cash, cash equivalents and short-term investments

The following tables summarize unrealized gains and losses related to our cash, cash equivalents, and short-term investments designated as available-for-sale:

	As of September 30, 2016
(In thousands)	(Unaudited)
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$254,227	-	-	(1,173)	253,054
Money Market Accounts	47,598	-	-	-	47,598
Corporate bonds	51,979	110	(36)	(1,536)	50,517
Time deposits	1,760	-	-	-	1,760
Cash, cash equivalents, and short-term investments	$355,564	$110	$(36)	$(2,709)	$352,929

(In thousands)	December 31, 2015
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$165,251	$-	$-	$(1,551)	$163,700
Money Market Accounts	87,429	-	-	-	87,429
Corporate bonds	69,442	2	(281)	(1,119)	68,044
U.S. treasuries and agencies	4,419	-	(2)	-	4,417
Time deposits	9,326	2	-	-	9,328
Cash, cash equivalents, and short-term investments	$335,867	$4	$(283)	$(2,670)	$332,918

The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale:

	As of September 30, 2016
(In thousands)	(Unaudited)
	Adjusted Cost	Fair Value
Due in less than 1 year	$37,442	$37,439
Due in 1 to 5 years	16,297	14,838
Total available-for-sale debt securities	$53,739	$52,277

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$35,682	$35,679
Time deposits	1,760	1,760
Total available-for-sale debt securities	$37,442	$37,439

Due in 1 to 5 years	Adjusted Cost	Fair Value
Corporate bonds	$16,297	$14,838
Total available-for-sale debt securities	$16,297	$14,838

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Inputs that are not based on observable market data

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$47,598	47,598	-	-
Short-term investments available for sale:
Corporate bonds	50,517	-	50,517	-
Time deposits	1,760	1,760	-	-
Derivatives	2,698	-	2,698	-
Total Assets	$102,573	$49,358	$53,215	$-

Liabilities
Derivatives	$(6,188)		(6,188)
Total Liabilities	$(6,188)	$-	$(6,188)	$-

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$87,429	$87,429	$-	$-
Short-term investments available for sale:
Corporate bonds	68,044	-	68,044	-
U.S. treasuries and agencies	4,417	-	4,417	-
Time deposits	9,328	9,328	-	-
Derivatives	1,231	-	1,231	-
Total Assets	$170,449	$96,757	$73,692	$-

Liabilities
Derivatives	$(8,746)	$-	$(8,746)	$-
Total Liabilities	$(8,746)	$-	$(8,746)	$-

We value our available-for-sale short-term investments based on pricing from third party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. We classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. We believe all of these sources reflect the credit risk associated with each of our available-for-sale short-term investments. Short-term investments available-for-sale consists of debt securities issued by states of the U.S. and political subdivisions of the U.S., corporate debt securities and debt securities issued by U.S. government organizations and agencies. All short-term investments available-for-sale have contractual maturities of less than 60 months.

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of similar instruments. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the nine month period ended September 30, 2016. There were no transfers in or out of Level 1 or Level 2 during the nine month period ended September 30, 2016.

As of September 30, 2016, our short-term investments did not include sovereign debt from any country other than the United States.

We did not have any items that were measured at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015. The carrying value of net accounts receivable, accounts payable, and long-term debt contained in the Consolidated Balance Sheets approximates fair value.

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

We have operations in over 50 countries. Sales outside of the Americas accounted for approximately 58% of our net sales during each of the three month periods ended September 30, 2016 and 2015, and approximately 61% and 58% of our net sales during the nine month periods ended September 30, 2016 and 2015, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

  Cash flow hedges

  To help protect against the reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales over the next one to three years, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted net sales and forecasted expenses denominated in foreign currencies with forward and purchased option contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. For option contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the option contracts net of the premium paid designated as hedges. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” We purchase foreign currency forward and option contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, Hungarian forint, British pound, Malaysian ringgit and Chinese yuan) and limit the duration of these contracts to 40 months or less.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“OCI”) and reclassified into earnings in the same line item (net sales, operating expenses, or cost of sales) associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings or expenses during the current period and are classified as a component of “net foreign exchange gain (loss).” Hedge effectiveness of foreign currency forwards and purchased option contracts designated as cash flow hedges are measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the forecasted transaction’s terminal value.

We held forward contracts with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of September 30, 2016	As of December 31,
	(Unaudited)	2015
Euro	$87,972	$30,867
Japanese yen	38,217	4,119
Hungarian forint	63,587	38,836
British pound	2,826	4,342
Malaysian ringgit	46,692	40,249
Chinese yuan	34,390	26,548
Total forward contracts notional amount	$273,684	$144,961

The contracts in the foregoing table had contractual maturities of 40 months or less at September 30, 2016 and December 31, 2015.

At September 30, 2016, we expect to reclassify $1.0 million of losses on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $1.1 million of losses on derivative instruments from accumulated OCI to cost of sales during the next twelve months when the cost of sales are incurred and $1.3 million of losses on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at September 30, 2016. Actual results may vary materially as a result of changes in the corresponding exchange rates subsequent to this date.

We did not record any ineffectiveness from our hedges during the three and nine month periods ended September 30, 2016 and 2015.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 120 days or less. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss).” As of September 30, 2016 and December 31, 2015, we held foreign currency forward contracts with a notional amount of $66 million and $97 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, respectively.

	Asset Derivatives
	September 30, 2016		December 31, 2015
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$1,030		$391

Foreign exchange contracts - LT forwards	Other long-term assets	950		-
Total derivatives designated as hedging instruments		$1,980		$391

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$718		$840
Total derivatives not designated as hedging instruments		$718		$840

Total derivatives		$2,698		$1,231

	Liability Derivatives
	September 30, 2016		December 31, 2015
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(4,116)		$(4,653)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(1,349)		(3,613)
Total derivatives designated as hedging instruments		$(5,465)		$(8,266)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(723)		$(480)
Total derivatives not designated as hedging instruments		$(723)		$(480)

Total derivatives		$(6,188)		$(8,746)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for three month periods ended September 30, 2016 and 2015, respectively:

September 30, 2016
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(1,156)	Net sales	$(160)	Net foreign exchange gain/(loss)	$-

Foreign exchange contracts - forwards and options	1,412	Cost of sales	(414)	Net foreign exchange gain/(loss)	-

Foreign exchange contracts - forwards and options	720	Operating expenses	(389)	Net foreign exchange gain/(loss)	-
Total	$976		$(963)		$-

September 30, 2015
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(4,706)	Net sales	$5,405	Net foreign exchange gain/(loss)	$-

Foreign exchange contracts - forwards and options	(649)	Cost of sales	(698)	Net foreign exchange gain/(loss)	-

Foreign exchange contracts - forwards and options	(2,287)	Operating expenses	(573)	Net foreign exchange gain/(loss)	-
Total	$(7,642)		$4,134		$-

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		September 30, 2016	September 30, 2015
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards		$(814)	$2,967

Total		$(814)	$2,967

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the nine month periods ended September 30, 2016 and 2015, respectively:

September 30, 2016
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship		Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$	$(1,432)	Net sales	$	$(1,301)	Net foreign exchange gain/(loss)	$-

Foreign exchange contracts - forwards and options		$3,009	Cost of sales		$(1,367)	Net foreign exchange gain/(loss)	-

Foreign exchange contracts - forwards and options		$2,964	Operating expenses		$(1,278)	Net foreign exchange gain/(loss)	-
Total		$4,541			$(3,946)		$-

September 30, 2015
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(7,599)	Net sales	$15,687	Net foreign exchange gain/(loss)	$-

Foreign exchange contracts - forwards and options	(2,608)	Cost of sales	(1,540)	Net foreign exchange gain/(loss)	-

Foreign exchange contracts - forwards and options	(4,171)	Operating expenses	(1,315)	Net foreign exchange gain/(loss)	-
Total	$(14,378)		$12,832		$-

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		September 30, 2016	September 30, 2015
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$(1,005)	$3,606

Total		$(1,005)	$3,606

Note 6 – Inventories, net

Inventories, net consist of the following:

	September 30, 2016	December 31,
(In thousands)	(Unaudited)	2015

Raw materials	$97,174	$94,816
Work-in-process	9,059	10,819
Finished goods	90,158	79,562
	$196,391	$185,197

Note 7 – Intangible assets, net

Intangible assets at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016
(In thousands)	(Unaudited)			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$90,878	$(29,112)	$61,766	$80,682	$(30,434)	$50,248
Acquired technology	95,148	(78,078)	17,070	93,976	(69,908)	24,068
Patents	31,216	(16,905)	14,311	30,221	(14,941)	15,280
Other	44,697	(27,683)	17,014	43,201	(24,601)	18,600
	$261,939	$(151,778)	$110,161	$248,080	$(139,884)	$108,196

Software development costs capitalized for the three month periods ended September 30, 2016 and 2015 were $9.1 million and $11.7 million, respectively, and related amortization expense was $4.9 million and $4.4 million, respectively. For the nine month periods ended September 30, 2016 and 2015, capitalized software development costs were $25 million and $24 million, respectively, and related amortization expense was $14 million for each period. Capitalized software development costs for the three month periods ended September 30, 2016 and 2015 included costs related to stock based compensation of $445,000 and $480,000, respectively. For the nine month periods ended September 30, 2016 and 2015, capitalized software development costs included costs related to stock based compensation of $970,000 and $950,000 respectively. The related amounts in the table above are net of fully amortized assets.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three to six years. Acquired technology and other intangible assets are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally 10 to 17 years. Total intangible assets amortization expenses were $8 million and $9 million for the three months ended September 30, 2016 and 2015, respectively, and $27 million and $26 million for the nine month periods ended September 30, 2016 and 2015.

 Note 8 – Goodwill

The carrying amount of goodwill as of September 30, 2016, was as follows:

Amount
(In thousands)
Balance as of December 31, 2015	$257,718
Acquisitions	419
Foreign currency translation impact	3,235
Balance as of September 30, 2016 (unaudited)	$261,372

The excess purchase price over the fair value of assets acquired is recorded as goodwill. As we have one operating segment comprised of components with similar economic characteristics, we allocate goodwill to one reporting unit for goodwill impairment testing. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 28, 2016. No impairment of goodwill was identified during 2016 or 2015. (See “Note 17 – Acquisitions” of Notes to Consolidated Financial Statements for additional discussion related to our recent acquisitions).

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

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $10.6 million and $12.5 million unrecognized tax benefits at September 30, 2016 and December 31, 2015, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross increase in unrecognized tax benefits of $606,400 and $1.2 million for the three and nine month periods ended September 30, 2016, respectively, as a result of the tax positions taken during these periods. We recorded a gross decrease in unrecognized tax benefits of $3.5 million for each of the three and nine month periods ended September 30, 2016 as a result of closing open tax years. As of September 30, 2016, it is reasonably possible that we will recognize tax benefits in the amount of $3.6 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority.  Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2016, we had approximately $1.0 million accrued for interest related to uncertain tax positions. The tax years 2008 through 2016 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 16% and 30% for the three month periods ended September 30, 2016 and 2015, respectively, and 21% and 28% for the nine month periods ended September 30, 2016 and 2015, respectively. For the three and nine month periods ended September 30, 2016, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, the research and development tax credit, and a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit.  For the three and nine month periods ended September 30, 2015, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, and a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit.

Our earnings in Hungary are subject to a statutory tax rate of 19%. The difference between this rate and the statutory U.S. rate of 35% resulted in income tax benefits of $1.8 million and $500,000, for the three month periods ended September 30, 2016 and 2015, respectively, and $3.8 million and $2.2 million for the nine month periods ended September 30, 2016 and 2015, respectively.

The tax position of our Hungarian operation continues to benefit from assets created by the restructuring of our operations in Hungary. In addition, our research and development activities in Hungary continue to benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. Partial release of the valuation allowance on assets from the restructuring and the enhanced tax deduction for research expenses resulted in income tax benefits of $2.7 million and $1.9 million for the three month periods ended September 30, 2016 and 2015, respectively, and $6.5 million and $6.0 million for the nine month periods ended September 30, 2016 and 2015, respectively.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2027. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The tax holiday resulted in income tax benefits of $771,000 and $460,000 for the three month periods ended September 30, 2016 and 2015, respectively, and $1.9 million and $2.2 million for the nine month periods ended September 30, 2016 and 2015, respectively.

No other taxing jurisdictions had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the IRS with regard to any foreign jurisdictions.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward and option contracts and securities classified as available-for-sale. The accumulated OCI, net of tax, for the nine month periods ended September 30, 2016 and 2015, consisted of the following:

	September 30, 2016
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2015	$(31,871)	$(857)	(5,362)	$(38,090)
Current-period other comprehensive income	12,130	479	595	13,204
Reclassified from accumulated OCI into income	-	-	3,946	3,946
Income tax expense	2,582	123	1,537	4,242
Balance as of September 30, 2016	$(22,323)	$(501)	$(2,358)	$(25,182)

	September 30, 2015
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2014	$(17,304)	$(1,399)	$7,039	$(11,664)
Current-period other comprehensive (loss) income	(14,273)	441	(1,547)	(15,379)
Reclassified from accumulated OCI into income	-	-	(12,832)	(12,832)
Income tax (benefit) expense	(3,318)	88	(5,008)	(8,238)
Balance as of September 30, 2015	$(28,259)	$(1,046)	$(2,332)	$(31,637)

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

Awards under the 1994 Plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares under the options vested over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may have accelerated based on the Company’s previous year’s earnings and revenue growth but shares could not accelerate to vest over a period of less than five years. Stock options were required to be exercised within ten years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimated the potential forfeitures of stock grants and adjusted the compensation cost recorded accordingly. During nine month period ended September 30, 2016, we did not make any changes in accounting principles or methods of estimates related to the 1994 Plan.

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

Our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”) on May 12, 2015. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 2,518,416 shares of common stock that were reserved but not issued under the 2010 Plan as of May 12, 2015, and any shares that were returned to the 1994, 2005, and the 2010 Plans as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2015 Plan, administered by the Compensation Committee of the Board of Directors, provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three,  five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. There were 4,849,044 shares available for grant under the 2015 Plan at September 30, 2016.

We estimate potential forfeitures of RSUs and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the nine month period ended September 30, 2016, we did not make any changes in accounting principles or methods of estimates related to the 2005, 2010 and 2015 Plans.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. On May 13, 2014, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan. At September 30, 2016, we had 1,215,752 shares of common stock reserved for future issuance under this plan. We issued 935,128 shares under this plan in the nine month period ended September 30, 2016. The weighted average purchase price of the employees’ purchase rights was $23.69 per share. During the nine month period ended September 30, 2016, we did not make any changes in accounting principles or methods of estimates with respect to such plan.

 Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

We have 5,000,000 authorized shares of preferred stock.  There were no shares of preferred stock issued and outstanding at September 30, 2016.

Stock repurchases and retirements

From time to time, our Board of Directors has authorized various programs for our repurchase of shares of our common stock depending on market conditions and other factors. Under the current program, we did not make any share repurchases during the three month period ended September 30, 2016. We repurchased a total of 2,212,301 shares of our common stock at a weighted average price per share of $28.94 during the three month period ended September 30, 2015. We repurchased a total of 206,780 shares and 2,500,305 shares of our common stock at a weighted average price per share of $27.25 and $29.02 during the nine month periods ended September 30, 2016 and 2015, respectively. At September 30, 2016, there were 1,134,247 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date.

During the nine month period ended September 30, 2016, we did not receive any proceeds from the exercise of stock options as all remaining options outstanding under our 1994 Plan were exercised or expired in 2015.

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

We sell our product in three geographic regions which consist of Americas; Europe, Middle East, India, and Africa (EMEIA); and Asia-Pacific (APAC). Our sales to these regions share similar economic characteristics, similar product mix, similar customers, and similar distribution methods. Revenue from the sale of our products, which are similar in nature, and software maintenance is reflected as total net sales in our Consolidated Statements of Income.

  Total net sales by the major geographic areas in which we operate, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2016	2015	2016	2015
Net sales:
Americas	$129,710	$126,477	$354,806	$371,479
EMEIA	92,232	97,899	278,616	289,130
APAC	84,422	75,436	266,225	230,508
	$306,364	$299,812	$899,647	$891,117

Based on the billing location of the customer, total sales outside the U.S. for the three month periods ended September 30, 2016 and 2015 were $184 million and $180 million, respectively, and $564 million and $544 million for the nine month periods ended September 30, 2016 and 2015, respectively.

Total property and equipment, net, outside the U.S. was $136 million and $138 million as of September 30, 2016 and December 31, 2015, respectively.

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

The loans bear interest, at our option, at a base rate determined in accordance with the Loan Agreement, plus a spread of 0.0% to 0.5%, or a LIBOR rate plus a spread of 1.125% to 2.0%, in each case with such spread determined based on a ratio of consolidated indebtedness to EBITDA, determined in accordance with the Loan Agreement. Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date. We are also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.175% to 0.300%, with such rate determined based on the ratio described above. The Loan Agreement contains customary affirmative and negative covenants. The affirmative covenants include, among other things, delivery of financial statements, compliance certificates and notices; payment of taxes and other obligations; maintenance of existence; maintenance of properties and insurance; and compliance with applicable laws and regulations. The negative covenants include, among other things, limitations on indebtedness, liens, mergers, consolidations, acquisitions and sales of assets, investments, changes in the nature of the business, affiliate transactions and certain restricted payments. The Loan Agreement also requires us to maintain a ratio of consolidated indebtedness to EBITDA equal to or less than 3.25 to 1.00, and a ratio of consolidated EBITDA to interest expense greater than or equal to 3.00 to 1.00, in each case determined in accordance with the Loan Agreement. As of September 30, 2016, we were in compliance with all covenants in the Loan Agreement.

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

As of September 30, 2016, we had outstanding $25 million in borrowings under this line of credit. During the three month periods ended September 30, 2016 and September 30, 2015, we incurred interest expense related to our outstanding borrowings of $167,000 and $53,000, respectively.  During the nine month periods ended September 30, 2016 and September 30, 2015, we incurred interest expense related to our outstanding borrowings of $377,000 and $53,000, respectively. As of September 30, 2016 and September 30, 2015, the weighted-average interest rate on the revolving line of credit was 1.6% and 1.3%, respectively.

Note 14 – Commitments and contingencies

We offer a one-year limited warranty on most hardware products which is included in the terms of sale of such products. We also offer optional extended warranties on our hardware products for which the related revenue is recognized ratably over the warranty period. Provision is made for estimated future warranty costs at the time of the sale for the estimated costs that may be incurred under the standard warranty. Our estimate is based on historical experience and product sales during the period.  The warranty reserve for the nine month periods ended September 30, 2016 and 2015 was as follows:

	Nine Months Ended September 30,
(In thousands)	(Unaudited)
	2016	2015
Balance at the beginning of the period	$1,755	$1,885
Accruals for warranties issued during the period	1,470	3,572
Settlements made (in cash or in kind) during the period	(1,104)	(3,732)
Balance at the end of the period	$2,121	$1,725

As of September 30, 2016, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $6.3 million over the next twelve months.

As of September 30, 2016, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $3.1 million, which are generally payable over the next twelve months.

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

Other Updates

The FASB also issued the following Accounting Standards Update which is not expected to have a material impact on our financial condition, results of operations or cash flows upon adoption:

•	Update 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)

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

The allocation of the purchase price was determined using the fair value of assets and liabilities acquired as of October 23, 2015. The preliminary purchase price allocation related to the Micropross acquisition was not finalized with respect to inventory and deferred revenue as of September 30, 2016, and was based upon a preliminary valuation using information obtained during the reporting period.

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

We allocate the fair value of the purchase consideration of the Company’s acquisitions to the tangible assets, intangible assets, including in-process research and development (“IPR&D”), if any, and liabilities assumed, based on estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is amortized over the asset’s estimated useful life. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred in “Selling, General, and Administrative” in the Consolidated Statements of Operations. The following table summarizes the aggregate allocation of the purchase price of our acquisitions resulting from all adjustments as of September 30, 2016 (in thousands):

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

Note 18 – Subsequent events

On October 26, 2016, our Board of Directors declared a quarterly cash dividend of $0.20 per common share, payable on December 5, 2016, to stockholders of record on November 14, 2016.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein regarding our future financial performance, operations or other matters (including, without limitation, statements to the effect that we “believe,” "expect," "plan," "may," "will,” “intend to,” "project," “anticipate”, "continue," or "estimate" or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” beginning on page 38, and in the discussion below. Readers are also encouraged to refer to the documents regularly filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2015, for further discussion of our business and the risks attendant thereto.

Recent Events

On August 30, 2016, we announced that Alex Davern, our current Chief Operating Officer and Chief Financial Officer, will become our President and Chief Executive Officer. Mr. Davern will succeed Dr. James Truchard, who will retain his role as Chairman of our Board of Directors. These changes will be effective on January 1, 2017.

Overview

National Instruments Corporation (the “Company”, “we”, “us” or “our”) designs, manufactures and sells systems to engineers and scientists that accelerate productivity, innovation and discovery. Our graphical system design approach to engineering provides an integrated software and hardware platform that speeds the development of systems needing measurement and control. We believe that our long-term vision and focus on technology supports the success of our customers, employees, suppliers and stockholders. We sell to a large number of customers in a wide variety of industries. We have been profitable in every year since 1990.

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

Leveraging a worldwide sales, distribution and manufacturing network

We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators, and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 58% of our net sales during each of the three month periods ended September 30, 2016 and 2015, and approximately 61% and 58% of our net sales during the nine month periods ended September 30, 2016 and 2015, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total net sales will continue to be derived from international sales. (See “Note 12 – Segment and geographic information” of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales).

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

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. In assessing our business, we consider the trends in the Global Purchasing Managers’ Index (“PMI”), global industrial production as well as industry reports on the specific vertical industries that we target. Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the Global PMI. In the three month period ended September 30, 2016, the average of the Global PMI was 50.9. The average of the new order element of the Global PMI was 51.3 for the quarter ended September 30, 2016. During the quarter ended September 30, 2016, the PMI in the U.S. and the Eurozone maintained readings at or above 50. Although these readings are indicative of expansion in the industrial sector we are unable to predict whether the industrial economy, as measured by the PMI, will remain above the neutral reading of 50, strengthen or contract during the remainder of 2016.

During the third quarter of 2016, we continued to experience headwinds in our business as a result of the continued strength of the U.S. dollar and continued weakness in the energy and personal computer (“PC”) markets. In the third quarter of 2016, we saw a 2.5% year over year decrease from orders under $20,000, a 1.8% year over year increase from orders between $20,000 and $100,000, and a 28% year over year increase from orders over $100,000. Excluding our largest customer, orders over $100,000 were up 34% year over year. The timing and amount of orders from our largest customer are unpredictable and therefore can cause unusual variations in the results and trends of our business. See “Results of Operations” below for additional discussion on the impact of orders from our largest customer on our business for the nine month period ended September 30, 2016.

During the third quarter of 2016, we continued to experience broad volatility in the foreign exchange markets and a strong U.S. dollar in many of the currency markets where we have exposure. As of the date of this filing, the U.S. dollar index, as tracked by the St. Louis Federal Reserve, remains near a ten year high. See “Results of Operations” below for additional discussion on the impact of foreign exchange rates on our business for the nine month period ended September 30, 2016.

We have hedging programs in place to help mitigate the risks associated with foreign currency risks. However, there can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in the foreign currency markets in which we do business. (See “Note 5 – Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for additional details concerning hedging programs.) In the fourth quarter of 2016, we expect continued market uncertainty and volatility following the impending exit of the United Kingdom (U.K.) from the European Union (“Brexit”) and the upcoming U.S. election.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2016	2015	2016	2015
Net sales:
Americas	42.3%	42.2%	39.4%	41.7%
EMEIA	30.1	32.6	31.0	32.4
APAC	27.6	25.2	29.6	25.9
Total net sales	100.0	100.0	100.0	100.0
Cost of sales	25.1	25.7	25.6	25.8
Gross profit	74.9	74.3	74.4	74.2
Operating expenses:
Sales and marketing	38.1	38.2	38.5	37.7
Research and development	19.3	17.5	19.8	18.9
General and administrative	8.0	7.8	8.3	7.8
Total operating expenses	65.4	63.5	66.6	64.4
Operating income	9.5	10.8	7.8	9.8
Other income (expense):
Interest income	0.1	0.1	0.1	0.1
Net foreign exchange loss	(0.2)	0.1	(0.2)	(0.2)
Other income, net	0.1	0.0	(0.2)	0.1
Income before income taxes	9.5	11.1	7.5	9.8
Provision for income taxes	1.5	3.3	1.5	2.7
Net income	8.0%	7.7%	6.0%	7.1%

  Figures may not sum due to rounding.

Results of Operations for the three and nine month periods ended September 30, 2016 and 2015

Net Sales.    The following table sets forth our net sales for the three and nine month periods ending September 30, 2016 and 2015 along with the changes between the corresponding periods.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(Unaudited)				(Unaudited)
			Change				Change
($ in millions)	2016	2015	Dollars	Percentage	2016	2015	Dollars	Percentage

Product sales	$278.5	$271.7	6.8	2.5%	$816.5	$807.1	9.4	1.2%
Software maintenance sales	27.9	28.1	(0.2)	(1.0%)	83.1	84.0	(0.9)	(1.1%)
Total net sales	$306.4	$299.8	6.6	2.2%	$899.6	$891.1	8.5	1.0%

The factors that most significantly impacted our net sales were the year over year change in orders from our largest customer and the year over year impact of changes in the foreign currency exchange markets, both discussed in more detail below.

Large orders, defined as orders with a value greater than $100,000, increased by 28% year over year during the three months ended September 30, 2016, compared to the year over year decrease of 7% in the three month period ended September 30, 2015. A significant factor in the continued expansion of our large orders in the three month period ended September 30, 2016, compared to the comparable period in 2015 was strong demand for our RF products.  In the nine month period ended September 30, 2016, large orders increased by 10% year over year compared to the year over year decrease of 7% during the nine month period ended September 30, 2015. A significant factor in the continued expansion of our large orders in the nine month period ended September 30, 2016, compared to the comparable period in 2015 was the result of an increase in orders from our largest customer. Year over year, orders from our largest customer increased by 53% in the nine months ended September 30, 2016. Excluding the impact of our largest customer, large orders increased by 34% year over year during the three month period ended September 30, 2016, and increased by 5% year over year during the nine month period ended September 30, 2016. Orders from our largest customer are discussed in more detail below. During the three month periods ended September 30, 2016 and 2015, large orders were 24% and 20% of our total orders, respectively, and for the nine month periods ended September 30, 2016 and 2015, large orders were 23% and 22% of our total orders, respectively. Large orders are more volatile, are subject to greater discount variability and may contract at a faster pace during an economic downturn compared to our other orders.

During the three month periods ended September 30, 2016 and 2015, we received $4.8 million and $6.2 million, respectively, in orders from our largest customer. During the nine month periods ended September 30, 2016 and 2015, we received $29 million and $19 million, respectively, in orders from our largest customer. In the three month periods ended September 30, 2016 and 2015, we recognized net sales of $7.9 million and $5.9 million, respectively, from orders from our largest customer, and in the nine month periods ended September 30, 2016 and 2015, we recognized net sales of $31 million and $19 million, respectively, from these orders.

The following table sets forth our net sales by geographic region for the three and nine month periods ending September 30, 2016 and 2015 along with the changes between the corresponding periods and the region’s percentage of total net sales.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(Unaudited)				(Unaudited)
			Change				Change
($ in millions)	2016	2015	Dollars	Percentage	2016	2015	Dollars	Percentage

Americas	$129.7	$126.5	3.2	2.6%	$354.8	$371.5	(16.7)	(4.5%)
Percentage of total net sales	42.3%	42.2%			39.4%	41.7%

EMEIA	$92.2	$97.9	(5.7)	(5.8%)	$278.6	$289.1	(10.5)	(3.6%)
Percentage of total net sales	30.1%	32.6%			31.0%	32.4%

APAC	$84.4	$75.4	9.0	11.9%	$266.2	$230.5	35.7	15.5%
Percentage of total net sales	27.6%	25.2%			29.6%	25.9%

We expect sales outside of the Americas to continue to represent a significant portion of our net sales. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.  Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), EMEIA, and APAC are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. In order to provide a framework for assessing how our underlying business performed excluding the effects of foreign currency fluctuations between periods, we compare the percentage change in our results from period to period using constant currency disclosure. To calculate the change in constant currency, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e. the average rates in effect during the three and nine month periods ended September 30, 2015). The following tables present this information, along with the impact of changes in foreign currency exchange rates on sales denominated in local currencies, for the three and nine month periods ended September 30, 2016.

	Three Months ended September 30, 2015	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Three Months ended September 30, 2016
($ in millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$126.5	3.7	2.9%	(0.4)	(0.3%)	129.7
EMEIA	$97.9	1.1	1.1%	(6.7)	(6.9%)	92.2
APAC	$75.4	9.4	12.5%	(0.4)	(0.6%)	84.4
Total net sales	$299.8	14.1	4.7%	(7.6)	(2.5%)	306.4

  Figures may not sum due to rounding.

	Nine Months ended September 30, 2015	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Nine Months ended September 30, 2016
($ in millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$371.5	(13.3)	(3.6%)	(3.4)	(0.9%)	354.8
EMEIA	$289.1	10.8	3.7%	(21.3)	(7.4%)	278.6
APAC	$230.5	43.9	19.0%	(8.2)	(3.5%)	266.2
Total net sales	$891.1	41.4	4.6%	(32.9)	(3.7%)	899.6

  Figures may not sum due to rounding.

To help protect against changes in U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted net sales denominated in foreign currencies with average rate forward contracts. During the three month periods ended September 30, 2016 and 2015, these hedges had the effect of decreasing our net sales by $0.2 million and increasing our net sales by $5.4 million, respectively. During the nine month periods ended September 30, 2016 and 2015, these hedges had the effect of decreasing our net sales by $1.3 million and increasing our net sales by $15.7 million, respectively. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our net sales for 2016 and 2015).

Gross Profit. Our gross profit as a percentage of sales is impacted by many factors including changes in the amount of revenues from our largest customer and changes in the foreign currency exchange markets. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle. The following table sets forth our gross profit and gross profit as a percentage of net sales for the three and nine month periods ending September 30, 2016 and 2015 along with the percentage changes in gross profit for the corresponding periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)

($ in millions)	2016	2015	2016	2015

Gross Profit	$229.6	$222.6	$669.3	$660.9
% change compared with prior period	3.1%		1.3%
Gross Profit as a percentage of net sales	75.0%	74.3%	74.4%	74.2%

For the three month periods ended September 30, 2016 and 2015, the change in exchange rates had the effect of decreasing our cost of sales by $0.5 and $3.0 million, respectively. For the nine month periods ended September 30, 2016 and 2015, the change in exchange rates had the effect of decreasing our cost of sales by $3.2 million and $7.3 million, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During the three month periods ended September 30, 2016 and 2015, these hedges had the effect of increasing our cost of sales by $414,000 and $698,000, respectively. During the nine month periods ended September 30, 2016 and 2015, these hedges had the effect of increasing our cost of sales by $1.4 million and $1.5 million, respectively. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our cost of sales for 2016 and 2015).

We do not typically maintain a large amount of order backlog as orders typically translate to sales quickly. As such, any weakness in orders typically has a pronounced impact on our net sales in the short term.

Operating Expenses. The following table sets forth our operating expenses for the three and nine month periods ending September 30, 2016 and 2015 along with the percentage changes between the corresponding periods and the line item as a percentage of total net sales.

	Three Months Ended September 30,			Nine Months Ended September 30,
	(Unaudited)			(Unaudited)
($ in thousands)	2016	2015	Change	2016	2015	Change

Sales and marketing	$116,662	$114,507	2%	$346,230	$335,916	3%
Percentage of total net sales	38%	38%		38%	38%

Research and development	$59,066	$52,533	12%	$178,244	$168,462	6%
Percentage of total net sales	19%	18%		20%	19%

General and Administrative	$24,537	$23,255	6%	$74,308	$69,391	7%
Percentage of total net sales	8%	8%		8%	8%

Total operating expenses	$200,265	$190,295	5%	$598,782	$573,769	4%
Percentage of total net sales	65%	63%		67%	64%

During the three month period ending September 30, 2016, the year over year increase in operating expenses was primarily the result of an increase in personnel related expenses of $8.5 million due to increased headcount and increased variable compensation in regions with strong local currency growth. In addition, marketing and outside services costs increased by $1.0 million, building and equipment costs increased by $1.0 million, and software development costs increased by $2.6 million due to a decrease in capitalization of software development costs compared to the three month period ended September 30, 2015. The year over year change in exchange rates had the effect of decreasing our operating expenses by $1.2 million.

During the nine month period ending September 30, 2016, the year over year increase in operating expenses was primarily the result of an increase in personnel related expenses of $30 million due to an increase in head count of 138 employees and increased variable compensation in regions with strong local currency growth. In addition, building and equipment costs increased by $3.8 million, marketing and outside services costs increased by $3 million, offset by a decrease in software development costs of $1.4 million due to an increase in capitalization of software development costs compared to the nine month period ending September 30, 2015. During the nine month period ending September 30, 2016, the year over year change in exchange rates had the effect of decreasing our operating expenses by $8.6 million.

We believe that our long-term growth and success depends on developing high quality software and hardware products on a timely basis. We are focused on leveraging recent investments in research and development and in our field sales force and taking actions to help ensure that those resources are concentrated in areas and on initiatives that will contribute to future growth in our business. The increase in our research and development expenses for the three and nine month periods ended September 30, 2016, compared to the three and nine month periods ended September 30, 2015 was primarily driven by the increase in research and development headcount of 49 employees. The increase in our sales and marketing expenses for the nine month period ended September 30, 2016, compared to the nine month period ended September 30, 2015, was primarily driven by the increase in sales and marketing headcount of 39 employees and increased variable compensation in regions with strong local currency growth.

Operating Income.  For the three month periods ended September 30, 2016 and 2015, operating income was $29 million and $32 million, respectively, a decrease of 9%. As a percentage of net sales, operating income was 10% and 11% for three month periods ended September 30, 2016 and 2015, respectively. For the nine month periods ended September 30, 2016 and 2015, operating income was $70 million and $87 million, respectively, a decrease of 19%. As a percentage of net sales, operating income was 8% and 10% for the nine month periods ended September 30, 2016 and 2015, respectively. The decreases in operating income in absolute dollars for the three month period ended September 30, 2016, compared to the three month period ended September 30, 2015, and for the nine month period ended September 30, 2016, compared to the nine month period ended September 30, 2015, are attributable to the factors discussed in Net Sales, Gross Profit and Operating Expenses above.

Interest Income.    For the three month periods ended September 30, 2016 and 2015, interest income was $276,000 and $396,000, respectively. For the nine month periods ended September 30, 2016 and 2015, interest income was $787,000 and $1.1 million, respectively. We continue to see low yields for high quality investment alternatives that comply with our corporate investment policy. We do not expect yields in these types of investments to increase significantly during the remainder of 2016.

Net Foreign Exchange Gain/(Loss).    For the three month periods ended September 30, 2016 and 2015, net foreign exchange loss was $(760,000) and net foreign exchange gain was $286,000, respectively. During the nine month periods ended September 30, 2016 and 2015, net foreign exchange loss was $(1.5) million and $(2.0) million, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During the third quarter of 2016, we continued to see broad volatility in the foreign currency exchange markets and a strong U.S. dollar in many of the currency markets where we have exposure, with the trade-weighted U.S. dollar index, as tracked by the St. Louis Federal Reserve, near a ten year high. In addition, the announcement of Brexit caused significant short-term volatility in the foreign currency markets and an approximately 15% devaluation of the GBP against the U.S. dollar. The ongoing uncertainty surrounding the implementation of Brexit, including the conditions and timing of the exit negotiation period, and uncertainty in relation to the relationship of the U.K. with the remaining members of the E.U. (including in relation to trade) has caused and is likely to continue to cause continued volatility in the foreign currency markets. We cannot predict the direction or degree of future volatility in the foreign exchange markets or the impact the impending Brexit U.K. referendum will have in future periods. In the past, we have noted that significant volatility in the foreign currency exchange markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent net sales and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our net sales growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange gain (loss).” Our hedging strategy decreased our foreign exchange gains by $814,000 and decreased our foreign exchange losses by $3.0 million in the three month period ended September 30, 2016 and September 30, 2015, respectively. Our hedging strategy increased our foreign exchange losses by $1.0 million and decreased our foreign exchange losses by $3.6 million in the nine month periods ended September 30, 2016 and 2015, respectively.  (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

Provision for Income Taxes.    For the three month periods ended September 30, 2016 and September 30, 2015, our provision for income taxes reflected an effective tax rate of 16% and 30%, respectively. For the nine month periods ended September 30, 2016 and 2015, our provision for income taxes reflected an effective tax rate of 21% and 28%, respectively. The factors that caused our effective tax rate to change year over year are detailed in the table below:

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
	(Unaudited)	(Unaudited)
Effective tax rate at September 30, 2015	30%	28%
Change in research and development credit	(2)	(2)
Change in profit in foreign jurisdictions with reduced tax rates	(5)	(3)
Change in enhanced deduction for certain research and development expenses	(3)	(3)
Change in intercompany profit	2	2
Change in unrecognized tax benefits	(10)	(3)
Change in valuation allowance related to deferred tax assets	3	1
Other	1	1
Effective tax rate at September 30, 2016	16%	21%

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

For the three and nine month periods ended September 30, 2016 and 2015, the gross charges related to stock-based compensation were recorded in the following line items in the amounts shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2016	2015	2016	2015
Stock-based compensation
Cost of sales	$556	$499	$1,643	$1,427
Sales and marketing	2,635	2,854	8,422	8,303
Research and development	2,027	2,132	6,745	6,764
General and administrative	921	921	2,764	2,656
Provision for income taxes	(2,092)	(1,933)	(6,202)	(5,420)
Total	$4,047	$4,473	$13,372	$13,730

For three and nine month periods ended September 30, 2016 and 2015, the gross charges related to the amortization of acquisition related intangibles were recorded in the following line items in the amounts shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2016	2015	2016	2015
Amortization of acquired intangibles
Cost of sales	$1,599	$2,643	$7,621	$7,858
Sales and marketing	502	423	2,141	1,299
Research and development	276	322	815	983
Other income, net	-	145	-	448
Provision for income taxes	854	(1,152)	1,312	(3,469)
Total	$3,231	$2,381	$11,889	$7,119

For the three and nine month periods ended September 30, 2016 and 2015, the gross charges related to acquisition related transaction costs, restructuring charges, foreign exchange loss on acquisitions and taxes levied on the transfer of acquired intellectual property were recorded in the following line items in the amounts shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2016	2015	2016	2015
Acquisition transaction costs, restructuring charges, and other
Cost of sales	$74	$169	$253	$974
Sales and marketing	42	-	141	-
Research and development	236	-	648	-
General and administrative	97	238	317	442
Foreign exchange gain (loss) (1)	-	-	94	-
Other income (loss), net(2)	-	-	2,475	-
Provision for income taxes	(156)	(59)	(1,358)	(390)
Total	$293	$348	$2,570	$1,026
(1) Foreign exchange losses on acquisitions were $94 and $0 for the nine month periods ended September 30, 2016 and 2015, respectively
(2) Taxes levied on the transfer of acquired intellectual property were $2,475 and $0 for the nine months ended September 30, 2016 and 2015, respectively

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments.  Cash, cash equivalents and short-term investments increased by $20 million to $353 million at September 30, 2016 from $333 million at December 31, 2015.  The following table presents our working capital, cash and cash equivalents and short-term investments:

	September 30, 2016	December 31,	Increase/
(In thousands)	(unaudited)	2015	(Decrease)

Working capital	$554,919	$559,525	$(4,606)
Cash and cash equivalents (1)	300,652	251,129	49,523
Short-term investments (1)	52,277	81,789	(29,512)
Total cash, cash equivalents and short-term investments	$352,929	$332,918	$20,011

(1) Included in working capital

During the nine month period ended September 30, 2016, our working capital decreased by $4.6 million compared to December 31, 2015. Overall, current assets increased by $11 million while current liabilities increased by $16 million. The increase in our current assets was the result of a $20 million increase in cash, cash equivalents and short-term investments, a decrease in accounts receivable of $10 million, a decrease in prepaid expenses and other current assets of $10.1 million and an increase in inventory of $11 million. The increase in current liabilities was the result of an increase in accrued compensation of $3.7 million, an increase in accrued expenses and other liabilities of $12 million, an increase in the current portion of our deferred revenue of $1.3 million, and a decrease in accounts and other taxes payable of $1.6 million.

Accounts receivable decreased by $10 million to $206 million at September 30, 2016, from $216 million at December 31, 2015. Days sales outstanding (“DSO”) increased to 64 days at September 30, 2016, compared to 62 days at December 31, 2015. The decrease in our accounts receivable can primarily be attributed to our decrease in net sales for the three month period ended September 30, 2016 compared to the three month period ended December 31, 2015.  DSO has been negatively impacted by accounts in Russia and other countries where the currency devaluation against the U.S. dollar has been significant.

Inventory increased by $11 million to $196 million at September 30, 2016, from $185 million at December 31, 2015. Inventory turns were 1.6 and 1.8 at September 30, 2016 and December 31, 2015, respectively. The increase in our inventory and decrease in our inventory turns can primarily be attributed to an anticipated increase in sales volume during the remainder of 2016.

Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $4.8 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. At September 30, 2016, we had $353 million in cash, cash equivalents and short-term investments. Approximately $53 million or 15% of these amounts were held in domestic accounts with various financial institutions and $300 million or 85% was held in accounts outside of the U.S. with various financial institutions. At September 30, 2016, we had cash and cash equivalents of $301 million, of which $53 million or 18% was held in domestic accounts and $248 million or 82% was held in various accounts of our foreign subsidiaries. At September 30, 2016, we had short-term investments of $52 million, all of which was held in investment accounts of our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

Cash Provided by and (Used in) in the nine month periods ended September 30, 2016 and 2015. The following table summarizes the proceeds and (uses) of cash:

	Nine Months Ended September 30,
(In thousands)	(unaudited)
	2016	2015
Cash provided by operating activities	$153,080	$120,481
Cash used in investing activities	(31,462)	(66,507)
Cash used in financing activities	(72,095)	(98,769)
Net change in cash equivalents	49,523	(44,795)
Cash and cash equivalents at beginning of year	251,129	274,030
Cash and cash equivalents at end of period	$300,652	$229,235

For the nine month periods ended September 30, 2016 and 2015, cash provided by operating activities was $153 million and $120 million, respectively, an increase of $33 million. This increase was due to a $41 million increase in cash provided by operating assets and liabilities offset by a $10 million decrease in net income. The increase in cash provided by operating assets was related to reductions in prepaid expenses and taxes.

Investing activities used cash of $31 million during the nine month period ended September 30, 2016, as a result of capital expenditures of $34 million, capitalization of internally developed software and other intangibles of $26 million offset by the net sale of short-term investments of $30 million. Capital expenditures during the nine month period ended September 30, 2016 included leasehold improvements, expansion of existing facilities, computers, equipment and furniture and fixtures to support operations throughout our business. Investing activities used cash of $67 million during the nine month period ended September 30, 2015, as the result of the purchase price of three acquisitions for $29 million, net of cash received, capital expenditures of $28 million, capitalization of internally developed software and other intangibles of $25 million, offset by the net sale of short-term investments of $15 million.

Financing activities used cash of $72 million during the nine month period ended September 30, 2016, which was the net result of $77 million used to pay dividends, $6 million used to repurchase shares of our common stock, and $12 million used for net repayments on our revolving line of credit, offset by $22 million received from the issuance of our common stock through our employee stock purchase plan. Financing activities used cash of $99 million during the nine month period ended September 30, 2015, which was the net result of $73 million used to pay dividends and $73 million used to repurchase shares of our common stock, offset by $25 million received from borrowings under our revolving line of credit and $22 million received from the issuance of our common stock from our employee stock purchase plan and the exercise of employee stock options.

From time to time, our Board of Directors has authorized various programs for our repurchase of shares of our common stock depending on market conditions and other factors. Under the current program, we repurchased a total of 206,780 shares of our common stock at a weighted average price per share of $27.25 during the nine months ended September 30, 2016. At September 30, 2016, there were 1,134,247 shares remaining available for repurchase under this program. We repurchased a total of 2,500,305 shares of our common stock at a weighted average price per share of $29.02 during the nine months ended September 30, 2015. This repurchase program does not have an expiration date.

During the nine month period ended September 30, 2016, we did not receive any proceeds from the exercise of stock options as all remaining options were exercised or expired in 2015. (See “Note 11 – Authorized shares of common and preferred stock and stock-based compensation plans” of Notes to Consolidated Financial Statements for additional discussion about our equity compensation plans).

  Contractual Cash Obligations.  Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. At September 30, 2016, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $6.3 million.

Guarantees are related to payments of customs and foreign grants. At September 30, 2016, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $3.1 million. At December 31, 2015, we had outstanding guarantees for payment of customs, foreign grants and potential customer disputes totaling approximately $4 million.

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

Off-Balance Sheet Arrangements.    We do not have any off-balance sheet debt. At September 30, 2016, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

During the third quarter of 2016, we continued to see broad volatility in the foreign currency exchange markets and a strong U.S. dollar in many of the currency markets where we have exposure, with the trade-weighted U.S. dollar index, as tracked by the St. Louis Federal Reserve, near a ten year high. In addition, the announcement of Brexit caused significant short-term volatility in the foreign currency markets and an approximately 15% devaluation of the GBP against the U.S. dollar. The ongoing uncertainty surrounding the implementation of Brexit, including the conditions and timing of the exit negotiation period, and uncertainty in relation to the relationship of the U.K. with the remaining members of the E.U. (including in relation to trade) has caused and is likely to continue to cause continued volatility in the foreign currency markets. We cannot predict the direction or degree of future volatility in the foreign exchange markets or the impact the impending Brexit will have in future periods. In the past, we have noted that significant volatility in the foreign currency exchange markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, our ability to forecast our U.S. dollar equivalent net sales and expenses and the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our net sales growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

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

During the three month period ended September 30, 2016, our hedges had the effect of decreasing our net sales by $0.2 million, increasing our cost of sales by $0.4 million and increasing our operating expenses by $0.4 million. During the three month period ended September 30, 2015, our hedges had the effect of increasing our net sales by $5.4 million, increasing our cost of sales by $0.7 million, and increasing our operating expenses by $0.6 million. During the nine month period ended September 30, 2016, our hedges had the effect of decreasing our net sales by $1.3 million, increasing our cost of sales by $1.4 million and increasing our operating expenses by $1.3 million. During the nine month period ended September 30, 2015, our hedges had the effect of increasing our net sales by $15.7 million, increasing our cost of sales by $1.5 million and increasing our operating expenses by $1.3 million. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our net sales, cost of sales and operating expenses for the three and nine month periods ended September 30, 2016 and 2015).

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

Cash, Cash Equivalents and Short-Term Investments

At September 30, 2016, we had $353 million in cash, cash equivalents and short-term investments. See Liquidity and Capital Resources above for further discussion regarding our cash, cash equivalents and short-term investments.

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

We account for our investments in debt and equity instruments under FASB ASC 320 Investments – Debt and Equity Securities (“FASB ASC 320”). Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other-than-temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments at September 30, 2016 and December 31, 2015 was $52 million and $82 million, respectively.

We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income/(loss), net, in our Consolidated Statements of Income. There were not any other-than-temporary impairments recognized in other expense during nine month periods ended September 30, 2016.

Interest Expense Risk

We are exposed to interest rate fluctuations in the normal course of our business, including through our Loan Agreement. The interest payments on the Loan Agreement consist of a variable-rate of interest.

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

In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of September 30, 2016, a 100 basis point increase or decrease in interest rates across all maturities would result in a $125,000 increase or decrease in the fair market value of our portfolio. As of December 31, 2015, a similar 100 basis point increase or decrease in interest rates across all maturities would have resulted in a $802,000 increase or decrease in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is an other-than-temporary impairment. Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of September 30, 2016, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

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

Exchange Rate Risk

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at September 30, 2016 and December 31, 2015, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $12 million and $16 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2016, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2016, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, the announcement of Brexit caused significant short-term volatility in the foreign currency markets and an approximately 15% devaluation of the GBP against the U.S. dollar. The ongoing uncertainty surrounding the implementation of Brexit, including the conditions and timing of the exit negotiation period, and uncertainty in relation to the relationship of the U.K with the remaining members of the E.U. (including in relation to trade) has caused and is likely to continue to cause continued volatility in the foreign currency markets. The continuing uncertainty following the U.K. vote may lead to broader negative business sentiment resulting in less demand for our products negatively impacting our net sales and results of operations.

Uncertain Global Economic Conditions Could Materially Adversely Affect Our Business and Results of Operations.  Our operations and performance are sensitive to fluctuations in general economic conditions, both in the U.S. and globally. The ongoing uncertainty created by volatile currency markets, a weak Global PMI, the continued weakness in the PC and energy sectors, alone or in combination, may continue to have a material adverse effect on our net sales and the financial results of our operations. In addition, we remain concerned about the geopolitical and fiscal instability in the Middle East and some emerging markets as well as the continued volatility of the equity markets. The impending Brexit and upcoming U.S. election may also create additional global economic uncertainty. These factors as well as others we may not contemplate could have a material adverse effect on the spending patterns of businesses including our current and potential customers which could have a material adverse effect on our net sales and our results of operations. Other factors that could adversely influence demand for our products include  unemployment, labor and healthcare costs, access to credit, consumer and business confidence, and other macroeconomic factors that could have a negative impact on capital investment and spending behavior. See “Current business outlook” in this Form 10-Q for information regarding recent business conditions.

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

If we exceed our budgeted level of expenses or if we cannot reduce expenditures in response to a decrease in net sales, our operating results could be adversely affected. Our spending could exceed our budget due to a number of factors, including:

•	continued foreign currency fluctuations;
•	less than expected capacity utilization of our manufacturing facility in Penang, Malaysia;
•	additional unanticipated costs related to our acquisitions;
•	increased manufacturing costs resulting from component supply shortages or component price fluctuations;
•	additional marketing costs for new product introductions or for conferences and tradeshows;
•	the timing, cost or outcome of any future intellectual property litigation or commercial disputes; or
•	increased component costs resulting from vendors increasing their sales price.

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

Fulfillment of these contracts can challenge our supply chain capabilities at the component acquisition, assembly and delivery stages. Our contracts with such customers may allow the customer to cancel or delay orders without liability which exposes our business and financial results to significant risk. These contracts can require us to develop specific product mitigation plans for product delivery constraints caused by unexpected or catastrophic situations to help assure quick production recovery. We attempt to manage this risk but there can be no assurance that we will be successful in our efforts. These customers may demand most favored customer pricing, significant discounts, extended payment terms and volume rebates and such terms can adversely impact our net sales, margins and financial results and may also negatively impact our days sales outstanding to the extent these orders become a larger proportion of our overall net sales. These customers may request broad indemnity obligations and large direct and consequential damage provisions in the event their contracts with us are breached, and these provisions may expose us to risk and liabilities in excess of our standard terms and conditions of sale. While we attempt to limit the number of contracts that contain the non-standard terms of sale described above and attempt to contractually limit our potential liability under such contracts, we have been and expect to be required to agree to some or all of such provisions to secure orders from these customers and to continue to grow our business. Such actions expose us to significant additional risks which could result in a material adverse impact on our business, results of operations and financial condition.

Revenue Derived from Large Orders Could Adversely Affect our Gross Margin and Could Lead to Greater Variability in our Quarterly Results.  We define our large order business as orders with a value greater than $100,000. These orders may be more sensitive to changes in the global industrial economy, may be subject to greater discount variability, lower gross margins, and may contract at a faster pace during an economic downturn.  To the extent that the amount of our net sales derived from large orders increases in future periods, either in absolute dollars or as a percentage of our overall business, our gross margins could decline, and we could experience greater volatility and see a greater negative impact from future downturns in the global industrial economy. This dynamic may also have an impact on the historical seasonal pattern of our net sales and our results of operations. These types of orders also make managing inventory levels more difficult as we have in the past and may have to in the future build large quantities of inventory in anticipation of future demand that may not materialize.

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

Our Reported Financial Results May be Adversely Affected by Changes in Accounting Principles Generally Accepted in the U.S. We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission. A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. For example, in May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which supersedes nearly all existing U.S. GAAP revenue recognition guidance. (See “Note 15 – Recently issued and adopted accounting pronouncements” for additional discussion of the accounting changes).

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

Our Manufacturing Capacity, and a Substantial Majority of our Warehousing and Distribution Capacity is Located Outside of the U.S. We manufacture substantially all of our product volume at our facilities in Debrecen, Hungary and Penang, Malaysia. In order to enable timely shipment of products to our customers we maintain the vast majority of our inventory at our international locations. In addition to being subject to the risks of maintaining such a concentration of manufacturing capacity and global inventory, these facilities and their operations are also subject to risks associated with doing business internationally, including:

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

Our Business Depends on the Continued Service of Our Key Management and Technical Personnel.  Our success depends upon the continued contributions of our key management, sales, marketing, research and development and operational personnel, including Dr. Truchard, our Chairman and Chief Executive Officer, Alex Davern, our Chief Operating Officer and Chief Financial Officer, and other members of our senior management and key technical personnel.  On August 30, 2016, we announced that Mr. Davern will become our President and Chief Executive Officer effective January 1, 2017.  Mr. Davern will succeed Dr. Truchard, who will retain his role as Chairman of our Board of Directors.  In connection with his promotion to Chief Executive Officer, we entered into an employment agreement with Mr. Davern.  We have no other agreements providing for the employment of any of our key employees for any fixed term and our key employees may voluntarily terminate their employment with us at any time. The loss of the services of one or more of our key employees in the future could have a material adverse effect on our operating results. We also believe our future success will depend upon our ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, as well as training, motivating and supervising employees. The market for hiring and retaining certain technical personnel, including software engineers, has become more competitive and intense in recent years. Failure to attract a sufficient number of qualified technical personnel, including software engineers or retain our key personnel could have a material adverse effect on our operating results.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our management’s certification of adequate disclosure controls and procedures as of September 30, 2016. Our most recent annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. Our most recent annual report on Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

At September 30, 2016, there were 1,134,247 shares available for repurchase under a repurchase plan approved on April 21, 2010. This repurchase plan does not have an expiration date. The following table provides information as of September 30, 2016 with respect to the shares of our common stock that we repurchased during the third quarter of 2016.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

July 1, 2016 to July 31, 2016	-	-	-	1,134,247

August 1, 2016 to August 30, 2016	-	-	-	1,134,247

September 1, 2016 to September 30, 2016	-	-	-	1,134,247
Total	-	$-	-	1,134,247

 ITEM 5.OTHER INFORMATION

From time to time our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Jeffrey L. Kodosky and James J. Truchard have made periodic sales of our stock pursuant to such plans.

ITEM 6	EXHIBITS
3.1(1)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(4)	Specimen of Common Stock certificate of the Company.
10.1(4)	Form of Indemnification Agreement.
10.2(5)	1994 Employee Stock Purchase Plan, as amended.*
10.3(6)	National Instruments Corporation Annual Incentive Program, as amended.*
10.4(7)	2005 Incentive Plan.*
10.5(8)	2005 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.6(9)	2005 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.7(10)	2005 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.8(11)	2005 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.9(12)	2010 Incentive Plan.*
10.10(13)	2010 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.11(14)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.12(15)	2010 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.13(16)	2010 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.14(17)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.15(18)	RSU Vesting Acceleration Agreement between the Company and Alexander M. Davern, effective as of October 28, 2014.
10.16(19)	Loan Agreement, dated as of May 9, 2013, by and among National Instruments Corporation, the guarantors from time to time party thereto and Wells Fargo Bank, National Association, as lender.
10.17(20)	2015 Equity Incentive Plan.*
10.18(21)	2015 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.19(22)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.20(23)	2015 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.21(24)	2015 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.22(25)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting – Threshold Performance Goal).*
10.23(26)	Performance Cash Incentive Plan.*
10.24(27)	First Amendment to Loan Agreement, dated as of October 29, 2015, by and among National Instruments Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as lender
10.25(28)	RSU Vesting Acceleration Agreement between the Company and Eric H. Starkloff, effective as of February 26, 2016
10.26(29)	RSU Vesting Acceleration Agreement between the Company and Scott A. Rust, effective as of February 26, 2016
10.27	Employment Agreement between the Company and Alexander M. Davern, dated August 29, 2016 and effective January 1, 2017 †
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2013.
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2007.
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 8-A on April 27, 2004.
(4)	Incorporated by reference to the Company’s Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(5)	Incorporated by reference to exhibit B of the Company’s Proxy Statement filed on April 1, 2014.
(6)	Incorporated by reference to exhibit 10.3 filed with the Company’s Form 10-Q filed on May 2, 2016.
(7)	Incorporated by reference to exhibit A of the Company’s Proxy Statement filed on April 4, 2005.

(8)	Incorporated by reference to exhibit 10.8 filed with the Company’s Form 10-Q on August 2, 2006.
(9)	Incorporated by reference to exhibit 10.9 filed with the Company’s Form 10-Q on August 2, 2006.
(10)	Incorporated by reference to exhibit 10.10 filed with the Company’s Form 10-Q on August 2, 2006.
(11)	Incorporated by reference to exhibit 10.11 filed with the Company’s Form 10-Q on August 2, 2006.
(12)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on May 17, 2010.
(13)	Incorporated by reference to exhibit 10.2 filed with the Company’s Form 8-K filed on June 24, 2010.
(14)	Incorporated by reference to exhibit 10.3 filed with the Company’s Form 8-K filed on June 24, 2010.
(15)	Incorporated by reference to exhibit 10.4 filed with the Company’s Form 8-K filed on June 24, 2010.
(16)	Incorporated by reference to exhibit 10.5 filed with the Company’s Form 8-K filed on June 24, 2010.
(17)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on April 25, 2014.
(18)	Incorporated by reference to exhibit 10.16 filed with the Company’s Form 10-K for the fiscal year ended December 31, 2014.
(19)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on May 13, 2013.
(20)	Incorporated by reference to exhibit B of the Company’s Proxy Statement filed on April 1, 2015.
(21)	Incorporated by reference to exhibit 10.18 filed with the Company’s Form 10-Q filed on July 31, 2015.
(22)	Incorporated by reference to exhibit 10.19 filed with the Company’s Form 10-Q filed on July 31, 2015.
(23)	Incorporated by reference to exhibit 10.20 filed with the Company’s Form 10-Q filed on July 31, 2015.
(24)	Incorporated by reference to exhibit 10.21 filed with the Company’s Form 10-Q filed on July 31, 2015.
(25)	Incorporated by reference to exhibit 10.22 filed with the Company’s Form 10-Q filed on July 31, 2015.
(26)	Incorporated by reference to exhibit C of the Company’s Proxy Statement filed on April 1, 2015.
(27)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on October 30, 2015.
(28)	Incorporated by reference to exhibit 10.25 filed with the Company’s Form 10-Q filed on May 2, 2016.
(29)	Incorporated by reference to exhibit 10.26 filed with the Company’s Form 10-Q filed on May 2, 2016.
*	Management Contract or Compensatory Plan or Arrangement
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately with the Securities and Exchange Commission.

SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 31, 2016

NATIONAL INSTRUMENTS CORPORATION
By: /s/ Alex M. Davern
Alex M. Davern
EVP, Chief Operating Officer,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)