Form 10-K
period 2016-12-31
NATIONAL INSTRUMENTS CORP
filed 2017-02-16
CIK 935494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016 or

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer☐Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at the close of business on June 30, 2016, was $2,437,444,734 based upon the last sales price reported for such date on the NASDAQ Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant as of June 30, 2016, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

At the close of business on February 10, 2017, registrant had outstanding 129,529,253 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant for its Annual Meeting of Stockholders to be held on May 9, 2017 (the “Proxy Statement”).

Form 10-K

For the Fiscal Year Ended December 31, 2016

PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein regarding our future financial performance, operations, or other matters (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “may,” “will,” “intend to”, “project,” “anticipate”, “continue,” or “estimate” or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors including those set forth under the heading “Risk Factors” beginning on page 13, and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

ITEM 1.BUSINESS

National Instruments Corporation (the “Company”, “NI”, “we”, “us” or “our”) designs, manufactures and sells systems to engineers and scientists that accelerate productivity, innovation and discovery. Our software-centric platform provides integrated software and modular hardware that speeds the development of systems needing measurement and control. We believe our long-term vision and focus on technology supports the success of our customers, employees, suppliers and stockholders.

We are based in Austin, Texas, were incorporated under the laws of the State of Texas in May 1976 and were reincorporated in Delaware in June 1994. In March 1995, we completed an initial public offering of our common stock. Our common stock, $0.01 par value, is quoted on the NASDAQ Stock Market under the trading symbol NATI.

Our website is www.ni.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act and every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T are available through our Internet website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC, or upon written request without charge. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

Systems that perform measurement and control can be generally categorized as test, measurement, and embedded systems. Technology is moving at a very fast pace. Engineers and scientists across many industries are experiencing technology convergence, resulting in increased complexity of their systems. This convergence is evidenced in numerous devices such as cars, smartphones, semiconductors and smart factories.

More and more of the functionality of these advanced technologies is being defined in software; therefore, system capabilities are rapidly changing. Engineers designing and testing highly complex systems are striving to create monitoring, control, and test systems that can improve at the rapid rate of these technologies and take advantage of industry trends in a way that enables them to get their jobs done faster and more efficiently.

NI has been addressing these industry challenges by creating highly productive systems that can access real world phenomena and can be used through the research, design, test, manufacture, and service phases of a wide variety of products and applications. We fundamentally believe that by making engineers and scientists more productive, our systems can have the greatest impact on their businesses.

Our Approach to Measurement and Automation

NI equips engineers and scientists with systems that accelerate productivity, innovation and discovery. Our customers use our platform to develop test, measurement, control and embedded systems across multiple industries from design to production, for advanced research, and to teach engineering and science.

For more than 40 years, NI has been a catalyst in accelerating engineering innovation to meet industry challenges. NI pioneered a software-based approach to test, measurement, and control that has enabled its customers to build systems to meet the unique requirements of their applications. NI hardware and software leverages commercially available technology whenever possible to deliver performance and cost benefits to our customers. NI has been on the leading edge of technologies like graphical software, modular hardware standards, and FPGAs. Our mission has been to leverage the advancements in these technologies and deliver them to engineers and scientists in a way that accelerates their development of test, measurement, or control systems.  For example, NI has been at the leading edge of using user-programmable FPGAs to design high-performance measurement and control systems; this capability has enabled the NI platform to become a leading solution for prototyping the next generation of communications systems in 5G wireless.

NI provides powerful, flexible technology solutions that accelerate productivity and drive rapid innovation. From daily tasks to grand challenges, NI helps engineers and scientists overcome complexity to exceed expectations. Customers in numerous industries—from healthcare and automotive to consumer electronics and particle physics, from 5G to the Industrial Internet of Things and the connected car—use NI’s integrated hardware and software platform to improve our world.

Compared with traditional solutions, we believe our products and our platform-based approach provide the following significant benefits to our customers:

Simpler, Faster Development

Customers face changing requirements and technologies while having to create more intelligent systems with fewer resources than ever. Our software-based approach simplifies the complexity of creating these systems by providing higher level interfaces to access changing technology and a way to easily upgrade through software while other fixed function systems require new hardware. When hardware changes are required, our modular, reconfigurable platforms enable users to easily change only the functions they need while preserving software continuity over time. In this way, our graphical system design platform-based approach can accelerate the development of systems that need measurement and control.

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

NI Multisim Circuit Design Software. NI Multisim is an advanced simulation environment utilizing the industry-standard Simulation Program with Integrated Circuit Emphasis (“SPICE”) framework. It is the cornerstone of the NI circuits teaching solution to build expertise through practical application in designing, prototyping, and testing electrical circuits.

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

Software Products for Teaching

NI Multisim Circuit Design Software. NI Multisim is an advanced simulation environment utilizing the industry-standard SPICE framework. It is the cornerstone of the NI circuits teaching solution to build expertise through practical application in designing, prototyping, and testing electrical circuits. Developed for the educator who needs to teach all aspects of circuits and electronics, Multisim Education Edition provides the ability to seamlessly move students from theory to simulation to the lab. Regardless of the application area, the powerful environment offers students the ability to visualize and interact with circuit theory and equations and focus on course-specific concepts with SPICE simulation.

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

Calibration. To help our customers’ calibration needs, NI provides calibration solutions, including recalibration services, manual calibration procedures, and automated calibration software. In 2011, the American Association for Laboratory Accreditation (A2LA) accredited NI Calibration Services Austin to one of the highest international calibration standards in the industry, ISO/IEC 17025:2005 (“17025”). We now offer 17025 calibration services for OEMs and other organizations seeking to maintain compliance with the strictest governmental, medical, transportation and electronics regulations. The 17025 calibration service offering is designed for companies standardizing their automated test and measurement systems on PXI modular instrumentation, which provides some of the most advanced technology for addressing the latest engineering challenges.

Warranty and Repair. We offer standard and extended warranties to help meet project life-cycle requirements and provide repair services for our products, express repair, and advance replacement services.

Software Maintenance Services

Software Services for End Users: Our Standard Service Program (“SSP”) is designed to help ensure that our end users are successful with our products. This software maintenance contract provides the end user with regular product upgrades and service packs, professional technical support from local engineers, 24-hour a day access to self-paced online product training, and access to older versions of their owned software.

Volume Licensing for Account-Level Services: Our NI Volume License Program (“VLP”) and Enterprise Agreements (“EAs”) are designed to meet the needs of the business in addition to the success of each end user. On top of access to the SSP program for each end user, businesses that invest in the VLP and EA programs receive account-level benefits designed to help effectively manage their software assets and lower their total cost of ownership.

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

Customers

We have a broad base of over 35,000 customers worldwide, with no customer accounting for more than 3%, 3%, and 5% of our sales in 2016, 2015, and 2014, respectively.

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

Sales and Distribution

We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the U.S. accounted for approximately 63%, 62% and 63%, of our revenues in 2016, 2015, and 2014, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 13 – Segment and geographic information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales and long-lived assets.)

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

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

•	general market and economic conditions;
•	our ability to maintain and grow our business with our very large customers;
•	our ability to meet the volume and service requirements of our very large customers;
•	industry consolidation, including acquisitions by our competitors;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low cost geographies for manufacturing and/or distribution;
•	product pricing, including the impact of currency exchange rates;
•	effectiveness of sales and marketing resources and strategies;
•	adequate supply of components and materials;
•	efficiency of manufacturing operations;
•	strategic relationships with our suppliers;

•	product quality and performance;
•	protection of our products by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	the outcome of any future litigation or commercial dispute;
•	barriers to entry imposed by competitors with significant market power in new markets; and,
•	government actions throughout the world.

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

As of December 31, 2016, we employed 2,176 people in research and development. Our research and development expenses were $236 million, $225 million and $227 million in 2016, 2015, and 2014, respectively.

Intellectual Property

We rely on a combination of patent, trade secret, copyright and trademark law, contracts and technical measures to establish and protect our proprietary rights in our products. As of December 31, 2016, we held 858 U.S. patents (856 utility patents and 2 design patents) and 45 patents in foreign countries (41 patents registered in Europe, 1 patent in China, 2 patents in Japan, and 1 patent in Mexico), and had 137 patent applications pending in the U.S. and foreign countries. 264 of our issued U.S. patents are software patents related to LabVIEW, and cover fundamental aspects of the graphical programming approach used in LabVIEW. Our patents expire from 2017 to 2035. The expiration of any particular patent in the short term is not expected to have any significant negative impact on our business. No assurance can be given that our pending patent applications will result in the issuance of patents. We also own certain registered trademarks in the United States and abroad. See further discussion regarding risks associated with our patents in ITEM 1A, Risk Factors, “Our Business Depends on Our Proprietary Rights and We Have Been Subject to Intellectual Property Litigation.”

Manufacturing and Suppliers

We manufacture substantially all of our product volume at our facilities in Debrecen, Hungary and Penang, Malaysia. In 2017, our site in Malaysia is expected to produce approximately 35% of our global production and our site in Hungary is expected to produce approximately 65% of our global production. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. Most of our electronic circuit card assemblies, modules and chassis are manufactured in house, although contractors are used from time to time. The majority of our electronic cable assemblies are produced by contractors; however, we do manufacture some on an exception basis. Our software duplication, technical manuals and product support documentation is primarily produced by contractors.

Our manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these components are only available through limited sources. Limited source components purchased include custom ASICs, chassis and other components. We have in the past experienced delays and quality problems in connection with limited source components, and there can be no assurance that these problems will not recur in the future. Accordingly, our failure to receive components from limited suppliers could result in a material adverse effect on our revenues and operating results. See “Our Business is Dependent on Key Suppliers” at page 18 for additional discussion of the risks associated with limited source suppliers.

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

Employees

As of December 31, 2016, we had 7,552 employees worldwide, including 2,176 in research and development, 3,388 in sales and marketing and customer support, 1,127 in manufacturing and 861 in administration and finance. None of our employees are represented by a labor union and we have never experienced a work stoppage. We consider our employee relations to be good.

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

Uncertain Global Economic Conditions Could Materially Adversely Affect Our Business and Results of Operations.  Our operations and performance are sensitive to fluctuations in general economic conditions, both in the U.S. and globally. The ongoing uncertainty created by volatile currency markets, the continued weakness in the PC and energy sectors, alone or in combination, may continue to have a material adverse effect on our net sales and the financial results of our operations. In addition, we remain concerned about the geopolitical and fiscal instability in the Middle East and some emerging markets as well as the continued volatility of the equity markets. The impending Brexit and results of the recent U.S. election may also create additional global economic uncertainty. These factors as well as others we may not contemplate could have a material adverse effect on the spending patterns of businesses including our current and potential customers which could have a material adverse effect on our net sales and our results of operations. Other factors that could adversely influence demand for our products include  unemployment, labor and healthcare costs, access to credit, consumer and business confidence, and other macroeconomic factors that could have a negative impact on capital investment and spending behavior. See “Current business outlook” in this Form 10-K for information regarding recent business conditions.

 We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results.    We have an operating budget for 2017. Our budget was established based on the estimated revenue from sales of our products which are based on anticipated economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. If demand for our products during 2017 is less than the demand we anticipated in setting our 2017 budget, our operating results could be negatively impacted.

If we exceed our budgeted level of expenses or if we cannot reduce expenditures in response to a decrease in net sales, our operating results could be adversely affected. Our spending could exceed our budget due to a number of factors, including:

•	continued foreign currency fluctuations;
•	less than expected capacity utilization of our manufacturing facility in Penang, Malaysia;
•	increased manufacturing costs resulting from component supply shortages or component price fluctuations;
•	additional marketing costs for new product introductions or for conferences and tradeshows;
•	the timing, cost or outcome of any future intellectual property litigation or commercial disputes;
•	additional unanticipated costs related to our acquisitions; or
•	increased component costs resulting from vendors increasing their sales price.

Our Financial Performance is Subject to Risks Associated with Changes in the Value of the U.S. Dollar versus Local Currencies. The vast majority of our sales outside of the U.S. are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins. We cannot predict to what degree or how long the recent volatility in the foreign currency exchange markets will continue. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent net sales and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our net sales growth in international markets and may pose similar challenges in the future. See “Results of Operations” in this Form 10-K for further discussion on the effect that changes in the foreign currency exchange rates have had on our operating results. See “Current business outlook” in this Form 10-K for information regarding recent business conditions.

In addition, the announcement of Brexit caused significant short-term volatility in the foreign currency markets and an approximately 14% devaluation of the GBP against the U.S. dollar. The ongoing uncertainty surrounding the implementation of Brexit, including the conditions and timing of the exit negotiation period, and uncertainty in relation to the relationship of the U.K with the remaining members of the E.U. (including in relation to trade) has caused and is likely to continue to cause continued volatility in the foreign currency markets. The continuing uncertainty following the U.K. vote may lead to broader negative business sentiment resulting in less demand for our products which would negatively impact our net sales and results of operations.

Our Current Domestic Cash Position May Not Be Sufficient to Fund our Domestic Cash Needs in the Next Twelve Months and We May Need to Borrow Additional Amounts Under our Loan Agreement, Seek Funding from External Sources or Repatriate Foreign Earnings.  Our Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank provides for a $125 million unsecured revolving line of credit. Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. (See “Note 14—Debt” in Notes to Consolidated Financial Statements for additional discussion of the Loan Agreement). We may choose to borrow additional funds against our line of credit in future periods to have sufficient domestic cash to fund continued dividends to our stockholders, to fund potential acquisitions, to purchase shares under our board authorized share repurchase program or other domestic general corporate purposes without the need to repatriate foreign cash, as we intend to permanently reinvest our undistributed earnings for the foreseeable future. Future dividends are subject to approval and declaration by our Board of Directors, and our share repurchase program does not obligate us to acquire any specific number of shares.

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

We are Subject to Various Risks Associated with International Operations and Foreign Economies. Our international sales are subject to inherent risks, including:

•	fluctuations in foreign currencies relative to the U.S. dollar;
•	unexpected changes to currency policy or currency restrictions in foreign jurisdictions;
•	delays in collecting trade receivable balances from customers in developing economies;
•	unexpected changes in regulatory requirements;
•	difficulties and the high tax costs associated with the repatriation of earnings;
•	fluctuations in local economies;
•	disparate and changing employment laws in foreign jurisdictions;
•	difficulties in staffing and managing foreign operations;
•	costs and risks of localizing products for foreign countries;
•	unexpected changes in regulatory requirements;
•	government actions throughout the world;
•	tariffs and other trade barriers; and,
•	the burdens of complying with a wide variety of foreign laws.

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

Revenue Derived from Large Orders Could Adversely Affect our Gross Margin and Could Lead to Greater Variability in our Quarterly Results.  We define our large order business as orders with a value greater than $100,000. These orders may be more sensitive to changes in the global industrial economy, may be subject to greater discount variability, lower gross margins, and may contract at a faster pace during an economic downturn compared to orders valued at less than $100,000.  To the extent that the amount of our net sales derived from large orders increases in future periods, either in absolute dollars or as a percentage of our overall business, our gross margins could decline, and we could experience greater volatility and see a greater negative impact from future downturns in the global industrial economy. This dynamic may also have an impact on the historical seasonal pattern of our net sales and our results of operations. These types of orders also make managing inventory levels more difficult as we have in the past and may have to in the future build large quantities of inventory in anticipation of future demand that may not materialize.

Our Product Revenues are Dependent on Certain Industries and Contractions in these Industries Could Have a Material Adverse Effect on Our Results of Operations.  Sales of our products are dependent on customers in certain industries, particularly the telecommunications, semiconductor, consumer electronics, automotive, energy, automated test equipment, defense and aerospace industries. As we have experienced in the past, and as we may continue to experience in the future, downturns characterized by diminished product demand in any one or more of these industries may result in decreased sales and a material adverse effect on our operating results. We cannot predict when and to what degree contractions in these industries may occur; however, any sharp or prolonged contraction in one or more of these industries could have a material adverse effect on our business and results of operations.

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

Our Reported Financial Results May be Adversely Affected by Changes in Accounting Principles Generally Accepted in the U.S. We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission. A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. For example, in May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which supersedes nearly all existing U.S. GAAP revenue recognition guidance. (See “Note 1 – Operations and summary of significant accounting policies” for additional discussion of the accounting changes).

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

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

•	general market and economic conditions;
•	our ability to maintain and grow our business with our current largest customer;
•	our ability to meet the volume and service requirements of our large customers;
•	industry consolidation, including acquisitions by us or our competitors;
•	capacity utilization and the efficiency of manufacturing operations;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low cost geographies for manufacturing or distribution;
•	product pricing, including the impact of currency exchange rates;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	strategic relationships with our suppliers;
•	product quality and performance;
•	protection of our products by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	the outcome of any future litigation or commercial dispute;
•	barriers to entry imposed by competitors with significant market power in new markets; and,
•	government actions throughout the world.

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

Our Tax Returns and Other Tax Matters are Subject to Examination by the U.S. Internal Revenue Service and Other Tax Authorities and Governmental Bodies and the Results of These Examinations Could Have a Material Adverse Effect on Our Financial Condition. We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. These uncertain tax positions are subject to examination by the U.S. Internal Revenue Service and other tax authorities. There can be no assurance as to the outcome of any future examinations. If the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be materially adversely affected. Our tax years 2008 through 2016 remain open to examination by the major taxing jurisdictions to which we are subject.

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

Our Manufacturing Capacity, and a Substantial Majority of our Warehousing and Distribution Capacity is Located Outside of the U.S. We manufacture substantially all of our product volume at our facilities in Debrecen, Hungary and Penang, Malaysia. In order to enable timely shipment of products to our customers we maintain the substantial majority of our inventory at our international locations. In addition to being subject to the risks of maintaining such a concentration of manufacturing capacity and global inventory, these facilities and their operations are also subject to risks associated with doing business internationally, including:

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

Concentrations of Credit Risk and Uncertain Conditions in the Global Financial Markets May Adversely Affect Our Business and Result of Operations.  By virtue of our holdings of cash, investment securities and foreign currency derivatives, we have exposure to many different counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks and investment banks. Many of these transactions expose us to credit risk in the event of a default of our counterparties. We continue to monitor the stability of the financial markets, particularly those in the emerging markets. We can give no assurance that we will not be negatively impacted by any adverse outcomes in those markets. There can be no assurance that any losses or impairments to the carrying value of our financial assets as a result of defaults by our counterparties would not materially and adversely affect our business, financial position and results of operations.

We Rely on Management Information Systems and Interruptions in our Information Technology Systems or Cyber-Attacks on our Systems Could Adversely Affect our Business.  We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business. During 2016, we devoted significant resources to the consolidation and migration of our existing Oracle business application suites into a global single instance of Oracle EBS. During 2017, we plan to devote significant resources to completing this transition. Although the transition has proceeded to date without any material disruption in our business systems, the possibility exists that our migration to the new ERP system could adversely affect our operating results, internal controls over financial reporting, and other business processes. We rely on a primary global center for our management information systems and on multiple systems in branches not covered by our global center. As with any information system, unforeseen issues may arise that could affect our ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that our global center for information systems or our branch operations could experience a complete or partial shutdown. A significant system or network disruption could be the result of new system implementations, computer viruses, cyber-attacks, security breaches, facility issues or energy blackouts.  Threats to our information technology security can take a variety of forms and individuals or groups of hackers or sophisticated organizations including state-sponsored organizations, may take steps that pose threats to our customers and our infrastructure. If we were to experience a shutdown, disruption or attack, it would adversely impact our product shipments and net sales, as order processing and product distribution are heavily dependent on our management information systems. Such an interruption could also result in a loss of our intellectual property or the release of sensitive competitive information or partner, customer or employee personal data. Any loss of such information could harm our competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages caused by the disruptions or security breaches. In addition, changing laws and regulations governing our responsibility to safeguard private data could result in a significant increase in operating or capital expenditures needed to comply with these new laws or regulations. Accordingly, our operating results in such periods would be adversely impacted. From time to time, we have experienced attempts to breach our security and attempts to introduce malicious software into our information technology systems; however, such attacks have not previously resulted in any material damage to us.

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

We are Subject to Risks Associated with Our Website.  We devote significant resources to maintaining our website, ni.com, as a key marketing, sales and support tool and expect to continue to do so in the future. In 2016, we devoted significant resources to implementing new platforms for ni.com and these efforts will continue in 2017. There can be no assurance that we will be successful in our attempt to leverage the Web to increase sales. Failure to properly maintain our Website may interrupt normal operations, including our ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business which would have a material adverse effect on our results of operations. We host our Website internally. Any failure to successfully maintain our Website or any significant downtime or outages affecting our Website could have a material adverse impact on our operating results.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-K contains our management’s certification of adequate disclosure controls and procedures as of December 31, 2016. This annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 and an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

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

Our Business Depends on the Continued Service of Our Key Management and Technical Personnel.  Our success depends upon the continued contributions of our key management, sales, marketing, research and development and operational personnel including Alex Davern, our President and Chief Executive Officer, and other members of our senior management and key technical personnel.  In connection with his promotion to Chief Executive Officer in January 2017, we entered into an employment agreement with Mr. Davern.  We have no other agreements providing for the employment of any of our key employees for any fixed term and our key employees may voluntarily terminate their employment with us at any time. The loss of the services of one or more of our key employees in the future could have a material adverse effect on our operating results. We also believe our future success will depend upon our ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, as well as training, motivating and supervising employees. The market for hiring and retaining certain technical personnel, including software engineers, has become more competitive and intense in recent years. Failure to attract a sufficient number of qualified technical personnel, including software engineers or retain our key personnel could have a material adverse effect on our operating results.

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

As of December 31, 2016, we also leased a number of sales and support offices in the U.S. and various countries throughout the world. We believe our existing facilities are adequate to meet our current requirements.

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

PART II

ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on The NASDAQ Stock Market under the symbol NATI effective March 13, 1995. The high and low closing prices for our common stock, as reported by Nasdaq for the two most recent fiscal years, are as indicated in the following table:

	High	Low
2016
First Quarter 2016	$30.26	$26.89
Second Quarter 2016	30.13	25.94
Third Quarter 2016	29.46	26.92
Fourth Quarter 2016	31.08	27.20

2015
First Quarter 2015	$32.85	$29.31
Second Quarter 2015	32.92	28.36
Third Quarter 2015	29.80	27.10
Fourth Quarter 2015	31.54	27.55

At the close of business on February 10, 2017, there were approximately 362 holders of record of our common stock and approximately 31,624 beneficial holders of our common stock.

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

Our cash dividend payments for the two most recent fiscal years, on a per share basis, are indicated in the following table. The dividends were paid on the dates set forth below:

Dividend Amount
2016
March 7, 2016	$0.20
June 6, 2016	0.20
September 6, 2016	0.20
December 5, 2016	0.20

2015
March 9, 2015	$0.19
June 1, 2015	0.19
August 30, 2015	0.19
November 30, 2015	0.19

Our policy as to whether any future dividends will be paid, and if so, the amount, will be based on, among other considerations, our balance of domestic cash, our ability to obtain external financing through a line of credit, or by selling equity or debt securities to the public or to selected investors, our views on changes in tax rates applied to dividend income, potential future capital requirements related to research and development, expansion into new market areas, strategic investments and business acquisitions, share dilution management, legal risks, and challenges to our business model. Future dividends are subject to approval and declaration by our Board of Directors.

On January 25, 2017, our Board of Directors declared a quarterly cash dividend of $0.21 per common share, payable on March 6, 2017, to stockholders of record on February 13, 2017.

See Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Performance Graph

The following graph compares the cumulative total return to holders of NI’s common stock from December 31, 2011 to December 31, 2016 to the cumulative return over such period of the (i) Nasdaq Composite Index and (ii) Russell 2000 Index. We use the Russell 2000 Index due to the fact that we have not been able to identify a published industry or line of business index that we believe appropriately reflects our industry or line of business. We considered that some of our primary competitors are or were divisions of large corporations that have other significant business operations such that any index comprised of such competitors would not be reflective of our industry or line of business. We have also considered using a peer group index but do not believe such index is appropriate as we have not been able to identify a sufficient number of public companies with multiple years of trading history as a standalone company that we believe are principally in the same line of business as we are.

The graph assumes that $100 was invested on December 31, 2011 in NI’s common stock and in each of the other two indices and the reinvestment of all dividends, if any. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
National Instruments	100	102	128	127	120	133
Nasdaq	100	117	165	189	202	220
Russell 2000	100	116	162	169	162	196

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

  Issuer Purchase of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1, 2016 to October 31, 2016	-	-	-	1,134,247
November 1, 2016 to November 30, 2016	-	-	-	1,134,247
December 1, 2016 to December 31, 2016	-	-	-	1,134,247
Total	-	-	-	1,134,247
(1)

For the past several years, we have maintained various stock repurchase programs. At December 31, 2016, there were 1,134,247 shares available for repurchase under the plan approved on April 21, 2010. This repurchase plan does not have an expiration date.

Unregistered Sales of Equity Securities

None.

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

	For the years ended December 31,
	(in thousands, except per share data)
	2016	2015	2014	2013	2012
Statements of Income Data:
Net sales:
Americas	$482,039	$496,746	$495,951	$483,603	$455,024
EMEIA	389,843	409,119	412,401	390,301	368,744
APAC	356,297	319,591	335,510	298,654	319,924
Consolidated net sales	1,228,179	1,225,456	1,243,862	1,172,558	1,143,692
Cost of sales:	313,121	316,956	318,132	305,243	280,274
Gross profit	915,058	908,500	925,730	867,315	863,418
Operating expenses:
Sales and marketing	461,236	452,262	461,845	447,800	431,468
Research and development	235,706	225,131	227,433	234,796	222,994
General and administrative	98,390	93,935	91,265	87,418	85,239
Acquisition related adjustment	-	-	-	(1,316)	6,783
Total operating expenses	795,332	771,328	780,543	768,698	746,484
Operating income	119,726	137,172	145,187	98,617	116,934
Other income (expense):
Interest income	1,122	1,403	1,133	679	716
Net foreign exchange loss	(4,632)	(7,075)	(2,250)	(2,578)	(2,246)
Other (expense) income, net	(1,581)	(221)	(69)	450	(567)
Income before income taxes	114,635	131,279	144,001	97,168	114,837
Provision for income taxes	31,901	36,017	17,668	16,655	24,700
Net income	$82,734	$95,262	$126,333	$80,513	$90,137

Basic earnings per share	$0.64	$0.74	$0.99	$0.65	$0.74

Weighted average shares outstanding - basic	128,453	127,997	127,030	124,558	121,973

Diluted earnings per share	$0.64	$0.74	$0.99	$0.64	$0.73

Weighted average shares outstanding - diluted	129,008	128,668	127,997	125,571	122,977

Cash dividends declared per common share	$0.80	$0.76	$0.60	$0.56	$0.56

	December 31,
	(in thousands)
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$285,283	$251,129	$274,030	$230,263	$161,996
Short-term investments	73,117	81,789	197,163	163,149	173,166
Working capital (1)	574,572	559,525	700,163	603,240	522,744
Total assets	1,496,564	1,453,856	1,455,491	1,343,551	1,284,769
Long-term debt, net of current portion	25,000	37,000	-	-	-
Total stockholders' equity	1,114,219	1,081,721	1,117,496	1,023,084	939,128

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein regarding our future financial performance,  operations, or other activities (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,”, ”intend to”,“may,” “will,” “project,” “anticipate”, “continue,” or “estimate” or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors including those set forth under the heading “Risk Factors” beginning on page 13, and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

  Overview

We design, manufacture and sell tools to engineers and scientists that accelerate productivity, innovation and discovery. Our platform-based approach to engineering provides an integrated software and hardware platform that speeds the development of systems needing measurement and control. We believe our long-term vision and focus on technology supports the success of our customers, employees, suppliers and stockholders. We sell to a large number of customers in a wide variety of industries. We have been profitable in every year since 1990. No single customer accounted for more than 3%, 3%, or 5% of our sales in 2016, 2015, and 2014, respectively.

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

We sell into test and measurement and industrial/embedded applications in a broad range of industries and are subject to the economic and industry forces that drive those markets. It has been our experience that the performance of these industries and our performance are impacted by general trends in industrial production for the global economy and by the specific performance of certain vertical markets that are intensive consumers of measurement technologies. Examples of these markets are advanced research, automotive, automated test equipment, consumer electronics, commercial aerospace, computers and electronics, continuous process manufacturing, education, government/defense, medical research/pharmaceutical, power/energy, semiconductors, and telecommunications.

Leveraging a worldwide sales, distribution and manufacturing network

We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 61% of our revenues in 2016, 59% of our revenues in 2015 and 60% of our revenues in 2014. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 13 – Segment and geographic information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales and long-lived assets).

We manufacture substantially all of our product volume at our facilities in Debrecen, Hungary and Penang, Malaysia. In 2017, our site in Malaysia is expected to produce approximately 35% of our global production and our site in Hungary is expected to produce approximately 65% of our global production. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. Most of our electronic circuit card assemblies, modules and chassis are manufactured in house, although contractors are used from time to time. The majority of our electronic cable assemblies are produced by contractors; however, we do manufacture some on an exception basis. Our software duplication, technical manuals and product support documentation is primarily produced by contractors.

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

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. In assessing our business, we consider the trends in the Global Purchasing Managers’ Index (“PMI”), global industrial production as well as industry reports on the specific vertical industries that we target. In the three month period ended December 31, 2016, the average of the PMI was 52.3 and the average of the new order element of the PMI was 53.1, both indicating accelerating expansion. For January 2017, the most recent PMI reading was 52.7, slightly above the most recent quarterly average and consistent with the December 2016 reading of 52.7. For January 2017, the new order element of the PMI was 53.9, also above the most recent quarterly average, and above the December 2016 new order element reading of 53.7. During the three month period ended December 31, 2016, the PMI in the U.S. and the Eurozone maintained readings above 50. We are unable to predict whether the industrial economy, as measured by the PMI, will remain above the neutral reading of 50, strengthen or contract during 2017.

We are encouraged by improving trends in the industrial economy in early 2017 as well as continuing success in the market for semiconductor test systems. However, the ongoing uncertainty created by volatile currency markets and continued weakness in the PC and energy sectors remain concerning as we look ahead to 2017. During 2016, we saw a sharp and broad appreciation of the U.S. dollar against many of the currencies in which we do business with the U.S. dollar index trading at or near a fourteen year high. The strength of the U.S. dollar is expected to continue to have a negative impact on the U.S. dollar equivalent of our foreign currency denominated sales. For the first quarter of 2017, we expect the strong U.S. dollar will reduce the U.S. dollar equivalent of our foreign currency denominated sales by as much as 1%. The ongoing uncertainty created by volatile currency markets, a prolonged period of low oil prices, the new U.S. presidential administration, and continued weakness in the PC industry, alone or in combination, may continue to have a material adverse effect on our revenues and the financial results of our operations. In addition, we remain concerned about the geopolitical and fiscal instability in the Middle East and some Emerging Markets where we do business. These factors as well as others we may not contemplate could have a material adverse effect on the spending patterns of businesses including our current and potential customers which could have a material adverse effect our revenues and our results of operations. Other factors that could adversely influence demand for our products include unemployment, labor and healthcare costs, access to credit, consumer and business confidence, and other macroeconomic factors that could have a negative impact on capital investment and spending behavior.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by geographic region and by certain items reflected in our Consolidated Statements of Income:

	Years ended December 31,
	2016	2015	2014
Net sales:
Americas	39.2%	40.5%	39.8%
EMEIA	31.7	33.4	33.2
APAC	29.1	26.1	27.0
Consolidated net sales	100.0	100.0	100.0
Cost of sales	25.5	25.9	25.6
Gross profit	74.5	74.1	74.4
Operating expenses:
Sales and marketing	37.6	36.9	37.1
Research and development	19.2	18.4	18.3
General and administrative	8.0	7.6	7.3
Total operating expenses	64.8	62.9	62.7
Operating income	9.7	11.2	11.7
Other income (expense):
Interest income	0.1	0.1	0.1
Net foreign exchange loss	(0.4)	(0.6)	(0.2)
Other expense, net	(0.1)	-	-
Income before income taxes	9.3	10.7	11.6
Provision for income taxes	2.6	2.9	1.4
Net income	6.7%	7.8%	10.2%

  Figures may not sum due to rounding.

Results of Operations for the years ended December 31, 2016, 2015, and 2014

Net Sales.  The following table sets forth our net sales for the years ended December 31, 2016, 2015, and 2014 along with the changes between the corresponding periods.

	Years ended December 31,

($ in millions)	2016	Change	2015	Change	2014

Product sales	1,116.7	0.3%	1,113.6	(2.6%)	1,143.0
Software maintenance sales	111.5	(0.3%)	111.9	11%	100.9
Total net sales	$1,228.2	0.2%	1,225.5	(1.5%)	1,243.9

In 2016, product and software maintenance sales were relatively flat compared to 2015. In 2015 compared to 2014, the decrease in product sales was due to a sharp and broad appreciation of the U.S. dollar in many of the markets in which we do business. Software maintenance sales grew at a faster rate than our overall net sales during 2015, primarily due to increased growth of our enterprise licensing agreements.

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

Large orders, defined as orders with a value greater than $100,000, increased by 7% year over year during 2016 compared to a year over year decrease of 2% in 2015. During 2016, orders from our largest customer increased by $3 million compared to 2015.  During 2015, orders from this customer decreased by $31 million compared to 2014. Excluding the impact of our largest customer, large orders grew by 6%, 12% and 9% during 2016, 2015, and 2014, respectively. Orders from our largest customer are discussed in more detail below. Large orders were 23%, 23%, and 22% of our total orders for the years ended December 31, 2016, 2015, and 2014, respectively. Larger orders are more volatile, are subject to greater discount variability and may contract at a faster pace during an economic downturn.

With respect to our largest customer, we are serving several different applications for this customer, each involving the use of LabVIEW and the NI PXI platform. During 2016, we received new orders totaling $32 million from this customer and recognized $34 million in revenue related to orders from this customer. During 2015, we received $28 million in new orders from our largest customer and recognized net revenue of $29 million related to orders from this customer.

The following table sets forth our net sales by geographic region for the years ended December 31, 2016, 2015, and 2014 along with the changes between the corresponding periods and the region’s percentage of total net sales.

	Years ended December 31,

($ in millions)	2016	Change	2015	Change	2014

Americas	$482.1	(3.0%)	496.8	0.2%	496.0
Percentage of total net sales	39%		41%		40%

EMEIA	$389.8	(4.7%)	409.1	(0.8%)	412.4
Percentage of total net sales	32%		33%		33%

APAC	$356.3	11.5%	319.6	(4.7%)	335.5
Percentage of total net sales	29%		26%		27%

We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.

Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), EMEIA, and APAC are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. In order to provide a framework for assessing how our underlying business performed excluding the effects of foreign currency fluctuations between periods, we compare the percentage change in our results from period to period using constant currency calculations. To calculate the change in constant currency, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e. the average rates in effect during the years ended December 31, 2015 and 2014, respectively). The following tables present this information, along with the impact of changes in foreign currency exchange rates on sales denominated in local currencies, for the years ended December 31, 2016 and 2015, respectively.

	Year Ended December 31, 2015	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Year Ended December 31, 2016
($ In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$496.8	(11.2)	(2.3%)	(3.5)	(0.7%)	482.1
EMEIA	$409.1	10.2	2.5%	(29.5)	(7.2%)	389.8
APAC	$319.6	44.6	14.0%	(7.9)	(2.5%)	356.3
Total net sales	$1,225.5	43.6	3.6%	(40.9)	(3.3%)	1,228.2

	Year Ended December 31, 2014	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Year Ended December 31, 2015
($ In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$496.0	13.0	3%	(12.2)	(2.5%)	496.8
EMEIA	$412.4	35.5	8.6%	(38.8)	(9.4%)	409.1
APAC	$335.5	2.0	0.6%	(17.9)	(5.3%)	319.6
Total net sales	$1,243.9	50.5	4.1%	(68.9)	(5.5%)	1,225.5

To help protect against changes in the U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we hedge portions of our forecasted revenue denominated in foreign currencies with average rate forward contracts. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2016 and 2015).

Gross Profit. The following table sets forth our gross profit and gross profit as a percentage of net sales for the years ended December 31, 2016, 2015, and 2014 along with the percentage changes in gross profit for the corresponding periods. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle.

	Years Ended December 31,
($ in millions)	2016	Change	2015	Change	2014

Gross Profit	$915.1	$0.7%	$908.5	(1.9%)	$925.7
Gross Profit as a percentage of net sales	74.5%		74.1%		74.4%

During the years ended December 31, 2016 and 2015 the change in exchange rates had the effect of decreasing our cost of sales by $3.0 million and $10.5 million, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During the year ended December 31, 2016 and 2015, these hedges had the effect of increasing our cost of sales by $1.9 million and $2.3 million, respectively. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2016 and 2015).

Operating Expenses. The following table sets forth our operating expenses for the years ended December 31, 2016, 2015, and 2014   along with the percentage changes between the corresponding periods and the line item as a percentage of total net sales.

	Years Ended December 31,
($ in thousands)	2016	Change	2015	Change	2014

Sales and marketing	$461,236	2%	$452,262	$(2%)	$461,845
Percentage of total net sales	38%		37%		38%

Research and development	$235,706	5%	225,131	(1%)	227,433
Percentage of total net sales	19%		18%		18%

General and Administrative	$98,390	5%	93,935	3%	91,265
Percentage of total net sales	8%		8%		7%

Total operating expenses	$795,332	3%	771,328	(1%)	780,543
Percentage of total net sales	65%		63%		63%

The increase in our operating expenses in 2016 was due to higher personnel related expenses of $32.5 million due to increased variable compensation in regions with strong local currency growth as well as raises for eligible employees, and increased building and outside services expenses of $4.2 million. This was partially offset by a decrease of $9.2 million due to the net impact of changes in foreign currency exchange rates and a decrease in travel expenses of $2.3 million related to cost-savings initiatives implemented in the second half of 2016.

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

We believe that our long-term growth and success depends on developing high quality software and hardware products on a timely basis. We are focused on leveraging recent investments in research and development and in our field sales force and taking actions to help ensure that those resources are focused in areas and initiatives that will contribute to future growth in our business. The decrease in sales and marketing expenses in 2015 was driven by a decrease in commissions due to lower sales volume compared to 2014 as well as a $6.6 million decrease related to the net impact of changes in foreign currency exchange rates.

Operating Income.  For the years ended December 31, 2016, 2015, and 2014, operating income was $120 million, $137 million and $145 million, respectively, a decrease of 13% in 2016, following a decrease of 6% in 2015. As a percentage of net sales, operating income was 10%, 11% and 12%, respectively, over the three year period.  The decrease in operating income in absolute dollars and as a percent of sales in 2016 and 2015, is attributable to the factors discussed in Net Sales, Gross Profit and Operating Expenses above.

Interest Income.    Interest income was $1.1 million, $1.4 million and $1.1 million for the years ended December 31, 2016, 2015, and 2014, respectively, a decrease of 20% in 2016, following an increase of 24% in 2015. We continue to see low yields for high quality investment alternatives that comply with our corporate investment policy. We expect yields in these types of investments to increase moderately in 2017.

Net Foreign Exchange Loss.    Net foreign exchange loss was $(4.6) million, $(7.1) million, and $(2.3) million for the years ended December 31, 2016, 2015, and 2014, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During 2016 and 2015, there was sharp volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business and such volatility was characterized by a broad and sharp strengthening of the U.S. dollar against most currencies. In 2015 net foreign exchange loss included a $3.1 million loss on Euro cash holdings that were subsequently used to fund our acquisition of M2 and its wholly-owned subsidiary, Micropross. We cannot predict the direction or degree of future volatility in these exchange rates. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange loss”. Our hedging strategy decreased our foreign exchange losses by $1.9 million, $4.3 million, and $2.5 million in 2016, 2015, and 2014, respectively. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities)

Provision for Income Taxes.  For the years ended December 31, 2016, 2015, and 2014, our provision for income taxes reflected an effective tax rate of 28%, 27% and 12%, respectively. The factors that caused our effective tax rates to change year-over-year are detailed in the table below:

Years ended
December 31,
Effective tax rate for 2015	27%
Increased profits in foreign jurisdictions with reduced income tax rates	(6)
Change in valuation allowance	1
Change in enhanced deduction for certain research and development expenses	5
Change in intercompany prepaid tax asset	-
Change in amortization of intangible assets	1
Other	-
Effective tax rate for 2016	28%

Years ended
December 31,
Effective tax rate for 2014	12%
Decreased profits in foreign jurisdictions with reduced income tax rates	1
Change in valuation allowance	(1)
Change in enhanced deduction for certain research and development expenses	1
Change in intercompany prepaid tax asset	2
Change in unrecognized tax benefits	11
Other	1
Effective tax rate for 2015	27%

(See Note 9 – Income taxes of Notes to Consolidated Financial Statements for further discussion regarding changes in our effective tax rate and a reconciliation of income taxes at the U.S. federal statutory income tax rate of 35% to our effective tax rate).

Quarterly results of operations

The following quarterly results have been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. You should read the following tables presenting our quarterly results of operations in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. The unaudited quarterly financial data for each of the eight quarters in the two years ended December 31, 2016 and December 31, 2015 are as follows:

	Three months ended
	(in thousands, except per share data)
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net sales	$287,177	306,105	306,365	328,532
Gross profit	211,031	228,597	229,630	245,800
Operating income	13,844	27,267	29,364	49,251
Net income	9,298	19,800	24,487	29,149
Basic earnings per share	$0.07	0.15	0.19	0.23
Weighted average shares outstanding - basic	127,595	128,282	128,815	129,108
Diluted earnings per share	$0.07	0.15	0.19	0.23
Weighted average shares outstanding - diluted	128,103	128,746	129,047	129,503
Dividends declared per share	$0.20	0.20	0.20	0.20

	Three months ended
	(in thousands, except per share data)
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net sales	$289,513	301,791	299,812	334,340
Gross profit	213,177	225,116	222,646	247,561
Operating income	20,133	34,687	32,351	50,001
Net income	15,004	24,942	23,178	32,138
Basic earnings per share	$0.12	0.19	0.18	0.25
Weighted average shares outstanding - basic	128,040	128,682	127,935	127,341
Diluted earnings per share	$0.12	0.19	0.18	0.25
Weighted average shares outstanding - diluted	128,676	129,337	128,229	127,798
Dividends declared per share	$0.19	0.19	0.19	0.19

Other operational information

We believe that the following additional unaudited operational metrics assist investors in assessing our operational performance relative to others in our industry and to our historical results.   The following tables provide details with respect to the amount of GAAP charges related to stock-based compensation, amortization of acquisition intangibles, acquisition related transaction costs, restructuring charges, foreign exchange loss on acquisitions, taxes levied on the transfer of acquired intellectual property, and acquisition-related fair value adjustments that were recorded in the line items indicated below (in thousands).

	Three Months Ended December 31,		Years Ended December 31,
(In thousands)	2016	2015	2016	2015
Stock-based compensation
Cost of sales	$568	$509	$2,210	$1,936
Sales and marketing	2,636	2,701	11,057	11,003
Research and development	2,131	2,240	8,876	9,004
General and administrative	859	888	3,623	3,544
Provision for income taxes	(1,125)	(1,870)	(7,322)	(7,289)
Total	$5,069	$4,468	$18,444	$18,198

	Three Months Ended December 31,		Years Ended December 31,
(In thousands)	2016	2015	2016	2015
Amortization of acquisition intangibles
Cost of sales	$1,725	$3,080	$9,346	$10,938
Sales and marketing	497	740	2,638	2,039
Research and development	273	316	1,088	1,299
Other income, net	-	93	-	542
Provision for income taxes	855	(1,398)	2,162	(4,867)
Total	$3,350	$2,831	$15,234	$9,951

	Three Months Ended December 31,		Years Ended December 31,
(In thousands)	2016	2015	2016	2015
Acquisition transaction costs, restructuring charges, and other
Cost of sales	$74	$296	$327	$1,269
Sales and marketing	42	123	183	123
Research and development	170	198	818	198
General and administrative	50	593	367	1,035
Foreign exchange loss[1]	-	3,111	94	3,111
Other income (loss), net[2]	-	1,000	2,475	1,000
Provision for income taxes	(94)	(1,453)	(1,452)	(1,843)
Total	$242	$3,868	$2,812	$4,893
(1) Foreign exchange losses on acquisitions were $94 and $3,111 for the years ended December 31, 2016 and 2015, respectively.

(2) Taxes levied on the transfer of acquired intellectual property were $2,475 and $0 for the years ended December 31, 2016 and 2015, respectively. Impairment charges recognized on a cost-method investment were $0 and $1,000 for the years ended December 31, 2016 and December 31, 2015 respectively.

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments.  Cash, cash equivalents and short-term investments increased by $25 million to $358 million at December 31, 2016 from $333 million at December 31, 2015. The following table presents our working capital, cash and cash equivalents and short-term investments:

			Increase/
(In thousands)	December 31, 2016	December 31, 2015	(Decrease)

Working capital	$574,572	$559,525	$15,047
Cash and cash equivalents (1)	285,283	251,129	34,154
Short-term investments (1)	73,117	81,789	(8,672)
Total cash, cash equivalents and short-term investments	$358,400	$332,918	$25,482

(1) Included in working capital

During the year ended December 31, 2016, our working capital increased by $15 million. Overall, current assets increased by $35 million while current liabilities increased by $20 million. The increase in our current assets was primarily driven by a $25 million increase in cash, cash equivalents and short-term investments, an $8 million increase in inventories, and a $12 million increase in accounts receivable partially offset by an $11 million decrease in prepaid expenses and other assets. The overall increases in working capital during 2016 compared to 2015, can be primarily attributed to the deployment of significantly more cash for acquisitions and stock repurchases in 2015 compared to 2016.

Accounts receivable increased by $13 million to $229 million at December 31, 2016, from $216 million at December 31, 2015. Days sales outstanding (“DSO”) increased to 66 days at December 31, 2016, compared to 62 days at December 31, 2015. The increase in accounts receivable can be attributed to the year over year increase in DSO. Our DSO continues to be negatively impacted by accounts in Russia and other countries where the currency devaluation against the U.S. dollar has been significant.

Inventory increased by $9 million to $194 million at December 31, 2016, from $185 million at December 31, 2015. Inventory turns were 1.7 and 1.8 at December 31, 2016 and December 31, 2015, respectively. The increase in our inventory balance was a result of less than anticipated sales volume in the fourth quarter of 2016.

Prepaid expenses and other current assets decreased $11 million to $54 million at December 31, 2016, from $65 million at December 31, 2015. The fair value of our derivatives designated as hedging instruments increased by $15 million which was offset by a $25 million decrease related to the timing of payments of U.S. federal taxes as well as value added taxes (“VAT”) in various jurisdictions and insurance and maintenance contracts. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities)

Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $4.4 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. Our short-term investments do not include any foreign sovereign debt. At December 31, 2016, we had $358 million in cash, cash equivalents and short-term investments. Approximately $46 million or 13% of these amounts were held in domestic accounts with various financial institutions and $312 million or 87% was held in accounts outside of the U.S. with various financial institutions. At December 31, 2016, we had cash and cash equivalents of $285 million of which $46 million or 16% was held in domestic accounts and $239 million or 84% was held in various accounts of our foreign subsidiaries. At December 31, 2016, we had short-term investments of $73 million which was all held in investment accounts of our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

Cash Provided by and (Used in) in the years ended December 31, 2016 and December 31, 2015. The following table summarizes the proceeds and (uses) of cash:

(In thousands)	December 31,
	2016	2015
Cash provided by operating activities	$195,840	$162,637
Cash used by investing activities	(70,503)	(78,392)
Cash used by financing activities	(91,183)	(107,146)
Net change in cash equivalents	34,154	(22,901)
Cash and cash equivalents at beginning of year	251,129	274,030
Cash and cash equivalents at end of period	$285,283	$251,129

For years ended December 31, 2016 and 2015, cash provided by operating activities was $196 million and $163 million, respectively. The year over year increase was primarily related to a $26 million decrease in income taxes paid and a $20 million decrease related to the timing of payments for prepaid and other operating assets and liabilities which was partially offset by a $13 million decrease in net income.

Investing activities used cash of $71 million during the year ended December 31, 2016, as a result of payments related to capital expenditures of $45 million, and capitalization of internally developed software and other intangibles of $35 million, all of which was partially offset by the net sale or maturity of $9 million of short-term investments. Capital expenditures during the year ended December 31, 2016 included payments for leasehold improvements, computers, equipment and furniture and fixtures to support operations throughout our business. Investing activities used cash of $78 million during the year ended December 31, 2015, as a result of payments related to our acquisitions for aggregate cash consideration of $126 million, capital expenditures of $34 million, and capitalization of internally developed software and other intangibles of $34 million, all of which was partially offset by the net sale or maturity of $115 million of short-term investments. Capital expenditures during the year ended December 31, 2015 included payments for the construction of our new general and administrative building in Debrecen, Hungary, leasehold improvements, computers, equipment and furniture and fixtures to support operations throughout our business.

Financing activities used cash of $91 million during the year ended December 31, 2016, which was the result of $103 million used to pay dividends to our stockholders, $6 million used to repurchase 0.2 million shares of our common stock at an average price of $27.25 per share, and $12 million in net repayments under our revolving line of credit, offset by $29 million received from the issuance of our common stock from our employee stock purchase plan. Financing activities used cash of $107 million during the year ended December 31, 2015, which was a result of $98 million used to pay dividends to our stockholders, $75 million used to repurchase 2.6 million shares of our common stock at an average price of $29.04 per share, offset by $37 million in net borrowings under our revolving line of credit and $28 million received from the issuance of our common stock from the exercise of employee stock options and from our employee stock purchase plan.

From time to time, our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. (See Note 11 – Authorized shares of common and preferred stock and stock-based compensation plans of Notes to Consolidated Financial Statements for additional information on our repurchase program.)

Contractual Cash Obligations.  The following summarizes our contractual cash obligations as of December 31, 2016:

	Payments due by period
(In thousands)	Total	2017	2018	2019	2020	2021	Beyond
Long-term debt	$25,000	$-	$-	$-	$25,000	$-	$-
Capital lease obligation	-	-	-	-	-	-	-
Operating leases	54,613	18,665	14,107	10,428	6,086	2,576	2,751
Total contractual obligations	$79,613	$18,665	$14,107	$10,428	$31,086	$2,576	$2,751

The following summarizes our other commercial commitments as of December 31, 2016:

(In thousands)	Total	2017	2018	2019	2020	2021	Beyond
Guarantees	$2,968	$2,968	$-	$-	$-	$-	$-
Purchase obligations	6,779	6,779	-	-	-	-	-
Total commercial commitments	$9,747	$9,747	$-	$-	$-	$-	$-

We have commitments under non-cancelable operating leases primarily for office facilities throughout the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. As of December 31, 2016, we had non-cancelable operating lease obligations of approximately $55 million compared to $56 million at December 31, 2015. Rent expense under operating leases was $20 million for each of the years ended December 31, 2016, 2015, and 2014, respectively.

Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. As of December 31, 2016, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $6.8 million over the next twelve months. At December 31, 2015, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7 million.

At December 31, 2016, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $3 million. At December 31, 2015, we had outstanding guarantees for payment of customs, foreign grants and potential customer disputes totaling approximately $4 million.

Loan Agreement.  On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank (the “Lender”). On October 29, 2015, we entered into a First Amendment to Loan Agreement (the “Amendment”) with the Lender, which amended our Loan Agreement to among other things, (i) increase the unsecured revolving line of credit from $50 million to $125 million, (ii) extend the maturity date of the line of credit from May 9, 2018 to October 29, 2020, and (iii) provide us with an option to request increases to the line of credit of up to an additional $25 million in the aggregate, subject to consent of the Lender and terms and conditions to be mutually agreed between us and the Lender. Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Loan Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Loan Agreement. We may choose to borrow additional funds against this line of credit in future periods to have sufficient domestic cash to fund continued dividends to our stockholders, to fund potential acquisitions or other domestic general corporate purposes without the need to repatriate foreign earnings. (See Note 14 – Debt of Notes to Consolidated Financial Statements for additional details on our revolving line of credit).

Off-Balance Sheet Arrangements.    We do not have any off-balance sheet debt. At December 31, 2016, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Prospective Capital Needs.    We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations as well as from the purchase of common stock through our employee stock purchase plan, and available borrowings under our Loan Agreement will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, payment of dividends to our stockholders and repurchases of our common stock for at least the next 12 months, although the use of certain of our funds for domestic purposes may require us to repatriate foreign earnings which would be subject to the U.S. federal statutory tax rate of 35%. We may also seek to pursue additional financing or to raise additional funds by selling equity or debt to the public or in private transactions. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock. Although it is our intent to permanently reinvest our undistributed earnings for the foreseeable future, we may also choose to repatriate foreign earnings which would be subject to the U.S. federal statutory tax rate of 35% and therefore, would likely have a material adverse effect on our effective tax rate and on our net income and earnings per share. We could also choose to reduce certain expenditures or payments of dividends or suspend our program to repurchase shares of our common stock.

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

The preparation of financial statements requires that we make estimates and assumptions of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of our sales returns allowance. Significant judgments and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. A provision for estimated sales returns is made by reducing recorded revenue by the amount of the allowance. Accounts receivable is reported net of the allowance for sales returns. Our allowance for sales returns was $1.8 million and $1.9 million at December 31, 2016 and 2015, respectively. Material differences may result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates or if our actual results varied materially from our estimates.

•	Estimating allowances, specifically the allowance for doubtful accounts and the adjustment for excess and obsolete inventories

In addition to estimating an allowance for sales returns, we must also make estimates about the uncollectability of our accounts receivable. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. Our allowance for doubtful accounts was $1.9 million and $2.5 million at December 31, 2016 and 2015, respectively. We also write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated net realizable value based on assumptions of future demand and market conditions. Our allowance for excess and obsolete inventories was $12.6 million and $10.1 million at December 31, 2016 and 2015, respectively. Significant judgments and estimates must be made and used in connection with establishing these allowances. Material differences may result in the amount and timing of our bad debt and inventory obsolescence if we made different judgments or utilized different estimates or if actual results varied materially from our estimates.

•	Accounting for costs of computer software

We capitalize costs related to the development and acquisition of certain software products. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Technological feasibility for our products is established when the product is available for beta release. Judgment is required in determining when technological feasibility of a product is established. Amortization is computed on an individual product basis for those products available for market and has been recognized based on the product’s estimated economic life, generally three years. At each balance sheet date, the unamortized costs are reviewed by management and reduced to net realized value when necessary. As of December 31, 2016 and 2015, unamortized capitalized software development costs were $65 million and $50 million, respectively.

•	Valuation of long-lived and intangible assets

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In accordance with FASB ASC 350, Intangibles – Goodwill and Other (FASB ASC 350), goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 28, 2016. No impairment of goodwill and long-lived and intangible assets was identified during 2016 and 2015. Goodwill is deductible for tax purposes in certain jurisdictions. We have one operating segment and one reporting unit. Factors considered important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;
•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•	significant negative industry or economic trends; and,
•	our market capitalization relative to net book value.

When it is determined that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate. As of December 31, 2016 and 2015, we had goodwill of approximately $253 million and $258 million, respectively.

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

Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions. Our earnings in Hungary are subject to a statutory tax rate of 19%. In addition, our research and development activities in Hungary continue to benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. The tax position of our Hungarian operations resulted in income tax benefits of $4 million and $15 million for the years ended December 31, 2016 and 2015, respectively.  Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2027. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The tax holiday resulted in income tax benefits of $3.3 million and $3.4 million for the years ended December 31, 2016 and 2015, respectively.

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

The vast majority of our sales outside of the U.S. are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect of decreasing our consolidated sales by $41 million in the year ended December 31, 2016, and by $69 million in the year ended December 31, 2015. Because most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing our consolidated operating expenses by $9.2 million in the year ended December 31, 2016, and by $38 million in the year ended December 31, 2015.

During 2016, there was continued volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business and such volatility was characterized by a continued strengthening of the U.S. dollar against most currencies. We cannot predict to what degree or how long this volatility in the foreign currency exchange markets will continue. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In recent periods, these dynamics have also adversely affected our revenue growth in international markets and will likely pose similar challenges in the near future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

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

During the year ended December 31, 2016, our hedges had the effect of increasing our consolidated sales by $1.3 million, increasing our cost of sales by $1.9 million, and increasing our operating expenses by $1.9 million. During the year ended December 31, 2015, our hedges had the effect of increasing our consolidated sales by $24 million, increasing our cost of sales by $2.3 million, and increasing our operating expenses by $2.0 million. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales, cost of sales and operating expenses for the years ended December 31, 2016 and 2015).

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

Cash, Cash Equivalents and Short-Term Investments

At December 31, 2016, we had $358 million in cash, cash equivalents and short-term investments. See Liquidity and Capital Resources above for further discussion regarding our cash, cash equivalents and short-term investments.

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

We account for our investments in debt and equity instruments under FASB ASC 320 Investments – Debt and Equity Securities (FASB ASC 320). Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other-than-temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments at December 31, 2016 and 2015 was $73 million and $82 million, respectively. This decrease was due to our net sale or maturity of $9 million of short-term investments.

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

In a rising interest rate environment, as short-term investments mature, reinvestment occurs at more favorable market rates. Given the short-term nature of certain of our investments, the current interest rate environment of rising rates may favorably impact our investment income.

In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of December 31, 2016, a 100 basis point increase or decrease in interest rates across all maturities would result in approximately a $1.3 million increase or decrease in the fair market value of our portfolio. As of December 31, 2015, a similar 100 basis point increase or decrease in interest rates across all maturities would result in approximately a $802,000 increase or decrease in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is an other-than-temporary impairment. Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of December 31, 2016, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

We continue to monitor the stability of the financial markets, particularly those in the developing economies and have taken steps to limit our direct and indirect exposure to these markets; however, we can give no assurance that we will not be negatively impacted by any adverse outcomes in those markets. We also continue to weigh the benefit of the higher yields associated with longer maturities against the interest rate risk and credit rating risk, also associated with these longer maturities when making these decisions. We cannot predict when or to what degree interest rates and investment yields will rise. If yields rise modestly, our investment income may be favorably impacted.

Exchange Rate Risk

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at December 31, 2016 and December 31, 2015, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $16 million. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to the Consolidated Financial Statements and Notes to Consolidated Financial Statements beginning on page F-1 hereof. Also see “Quarterly results of operations” on page 35.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our President and Chief Executive Officer, Alex Davern and our Interim Chief Financial Officer, John Roiko, have concluded that our  disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of December 31, 2016, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting.

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

Management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that the our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). We conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2016, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2016, which were identified in connection with our evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.	EXHIBITS
3.1(1)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(4)	Specimen of Common Stock certificate of the Company.
10.1(4)	Form of Indemnification Agreement.
10.2	1994 Employee Stock Purchase Plan, as amended.*
10.3	National Instruments Corporation Annual Incentive Program, as amended.*
10.4(5)	2005 Incentive Plan.*
10.5(6)	2005 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.6(7)	2005 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.7(8)	2005 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.8(9)	2005 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.9(10)	2010 Incentive Plan.*
10.10(11)	2010 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.11(12)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.12(13)	2010 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.13(14)	2010 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.14(15)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.15(16)	RSU Vesting Acceleration Agreement between the Company and Alexander M. Davern, effective as of October 28, 2014.*
10.16(17)	Loan Agreement, dated as of May 9, 2013, by and among National Instruments Corporation, the guarantors from time to time party thereto and Wells Fargo Bank, National Association, as lender.
10.17(18)	2015 Equity Incentive Plan.*
10.18(19)	2015 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.19(20)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.20(21)	2015 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.21(22)	2015 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.22(23)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting – Threshold Performance Goal).*
10.23(24)	2015 Form of Restricted Stock Unit Award Agreement (Employee-Time Based Vesting).*
10.24(25)	Performance Cash Incentive Plan.*
10.25(26)	First Amendment to Loan Agreement, dated as of October 29, 2015, by and among National Instruments Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as lender
10.26(27)	RSU Vesting Acceleration Agreement between the Company and Eric H. Starkloff, effective as of February 26, 2016.*
10.27(28)	RSU Vesting Acceleration Agreement between the Company and Scott A. Rust, effective as of February 26, 2016.*
10.28(29)	Employment Agreement between the Company and Alexander M. Davern, dated August 29, 2016 and effective January 1, 2017.*†
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page of this Form 10-K).
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2013.
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 000-25426).
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 8-A on April 27, 2004 (File No. 000-25426).

(4)	Incorporated by reference to the Company’s Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(5)	Incorporated by reference to exhibit A of the Company’s Proxy Statement filed on April 4, 2005 (File No. 000-25426).
(6)	Incorporated by reference to exhibit 10.8 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(7)	Incorporated by reference to exhibit 10.9 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(8)	Incorporated by reference to exhibit 10.10 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(9)	Incorporated by reference to exhibit 10.11 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(10)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on May 17, 2010 (File No. 000-25426).
(11)	Incorporated by reference to exhibit 10.2 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(12)	Incorporated by reference to exhibit 10.3 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(13)	Incorporated by reference to exhibit 10.4 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(14)	Incorporated by reference to exhibit 10.5 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(15)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on April 25, 2014.
(16)	Incorporated by reference to exhibit 10.16 filed with the Company’s Form 10-K for the fiscal year ended December 31, 2014.
(17)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on May 13, 2013.
(18)	Incorporated by reference to exhibit B of the Company’s Proxy Statement filed on April 1, 2015.
(19)	Incorporated by reference to exhibit 10.18 filed with the Company’s Form 10-Q filed on July 31, 2015.
(20)	Incorporated by reference to exhibit 10.19 filed with the Company’s Form 10-Q filed on July 31, 2015.
(21)	Incorporated by reference to exhibit 10.20 filed with the Company’s Form 10-Q filed on July 31, 2015.
(22)	Incorporated by reference to exhibit 10.21 filed with the Company’s Form 10-Q filed on July 31, 2015.
(23)	Incorporated by reference to exhibit 10.22 filed with the Company’s Form 10-Q filed on July 31, 2015.
(24)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on December 16, 2016.
(25)	Incorporated by reference to exhibit C of the Company’s Proxy Statement filed on April 1, 2015.
(26)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on October 30, 2015.
(27)	Incorporated by reference to exhibit 10.25 filed with the Company’s Form 10-Q filed on May 2, 2016.
(28)	Incorporated by reference to exhibit 10.26 filed with the Company’s Form 10-Q filed on May 2, 2016.
(29)	Incorporated by reference to exhibit 10.27 filed with the Company’s Form 10-Q filed on October 31, 2016.
*	Management Contract or Compensatory Plan or Arrangement
†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted and submitted separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant
NATIONAL INSTRUMENTS CORPORATION
February 16, 2017	BY:	/s/ Alex M. Davern
Alex M. Davern
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alexander M. Davern and John C. Roiko, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10‑K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Alex M. Davern	Director, President and Chief Executive Officer (Principal Executive Officer)	February 16, 2017
Alex M. Davern
/s/ John C. Roiko	Vice President and Interim Chief Financial Officer (Principal Financial and Accounting Officer)	February 16, 2017
John C. Roiko

/s/ James J. Truchard	Chairman of the Board	February 16, 2017
Dr. James J. Truchard

/s/ Gerhard P. Fettweis	Director	February 16, 2017
Dr. Gerhard P. Fettweis

/s/ John M. Berra	Director	February 16, 2017
John M. Berra

	Director	February 16, 2017
Dr. Donald M. Carlton

/s/ Jeffrey L. Kodosky	Director	February 16, 2017
Jeffrey L. Kodosky

/s/ Duy-Loan T. Le	Director	February 16, 2017
Duy-Loan T. Le

/s/ Michael E. McGrath	Director	February 16, 2017
Michael E. McGrath

/s/ Charles J. Roesslein	Director	February 16, 2017
Charles J. Roesslein

 NATIONAL INSTRUMENTS CORPORATION

All schedules are omitted because the required information is already included in our notes to our consolidated financial statements or because they are not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of National Instruments Corporation:

We have audited the accompanying consolidated balance sheets of National Instruments Corporation as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Instruments Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Instruments Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

February 16, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of National Instruments Corporation:

We have audited National Instruments Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). National Instruments Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, National Instruments Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Instruments Corporation as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of National Instruments Corporation and our report dated February 16, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

February 16, 2017

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$285,283	$251,129
Short-term investments	73,117	81,789
Accounts receivable, net	228,686	216,244
Inventories, net	193,608	185,197
Prepaid expenses and other current assets	53,953	65,381
Total current assets	834,647	799,740
Property and equipment, net	260,456	257,853
Goodwill	253,197	257,718
Intangible assets, net	108,663	108,196
Other long-term assets	39,601	30,349
Total assets	$1,496,564	$1,453,856
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$48,800	$50,970
Accrued compensation	27,743	27,956
Deferred revenue - current	115,577	112,283
Accrued expenses and other liabilities	32,997	11,756
Other taxes payable	34,958	37,250
Total current liabilities	260,075	240,215
Long-term debt	25,000	37,000
Deferred income taxes	45,386	44,673
Liability for uncertain tax positions	11,719	11,974
Deferred revenue - long-term	29,752	27,708
Other long-term liabilities	10,413	10,565
Total liabilities	382,345	372,135
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $0.01; 360,000,000 shares authorized; 129,202,979 and 127,471,604 shares issued and outstanding, respectively	1,292	1,275
Additional paid-in capital	771,346	717,705
Retained earnings	376,202	400,831
Accumulated other comprehensive (loss) income	(34,621)	(38,090)
Total stockholders’ equity	1,114,219	1,081,721
Total liabilities and stockholders’ equity	$1,496,564	$1,453,856

The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the years ended December 31,
	2016	2015	2014

Net sales:
Product	$1,116,703	$1,113,590	$1,143,000
Software maintenance	111,476	111,866	100,862
Total net sales	1,228,179	1,225,456	1,243,862

Cost of sales:
Product	306,730	311,226	312,623
Software maintenance	6,391	5,730	5,509
Total cost of sales	313,121	316,956	318,132

Gross profit	915,058	908,500	925,730

Operating expenses:
Sales and marketing	461,236	452,262	461,845
Research and development	235,706	225,131	227,433
General and administrative	98,390	93,935	91,265
Total operating expenses	795,332	771,328	780,543

Operating income	119,726	137,172	145,187

Other income (expense):
Interest income	1,122	1,403	1,133
Net foreign exchange loss	(4,632)	(7,075)	(2,250)
Other expense, net	(1,581)	(221)	(69)
Income before income taxes	114,635	131,279	144,001
Provision for income taxes	31,901	36,017	17,668

Net income	$82,734	$95,262	$126,333

Basic earnings per share	$0.64	$0.74	$0.99

Weighted average shares outstanding - basic	128,453	127,997	127,030

Diluted earnings per share	$0.64	$0.74	$0.99

Weighted average shares outstanding - diluted	129,008	128,668	127,799

Dividends declared per share	$0.80	$0.76	$0.60

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the years ended December 31,
	2016	2015	2014

Net income	$82,734	$95,262	$126,333
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	(5,697)	(19,240)	(21,218)
Unrealized (loss) gain on securities available-for-sale	210	701	(380)
Unrealized gain on derivative instruments	13,166	(19,012)	7,692
Other comprehensive income (loss), before tax	7,679	(37,551)	(13,906)
Tax provision related to items of other comprehensive income	4,210	(11,125)	308
Other comprehensive income (loss), net of tax	3,469	(26,426)	(14,214)
Comprehensive income	$86,203	$68,836	$112,119

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2016	2015	2014
Cash flow from operating activities:
Net income	$82,734	$95,262	$126,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,390	73,329	70,206
Stock-based compensation	25,832	25,489	25,759
Tax (benefit) expense from deferred income taxes	(5,430)	11,019	(3,240)
Tax benefit from stock option plans	(442)	(967)	(1,242)
Purchase price adjustment	1,585	-	-
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(12,441)	(11,760)	(21,649)
Inventories	(8,412)	(8,381)	(943)
Prepaid expenses and other assets	14,211	(13,126)	(16,864)
Accounts payable	(2,170)	(9,003)	1,989
Deferred revenue	5,338	5,656	14,910
Taxes, accrued benefit (expenses) and other liabilities	21,645	(4,881)	(149)
Net cash provided by operating activities	195,840	162,637	195,110

Cash flow from investing activities:
Capital expenditures	(44,425)	(33,987)	(44,944)
Capitalization of internally developed software	(31,859)	(31,356)	(25,781)
Additions to other intangibles	(2,342)	(2,811)	(2,834)
Acquisitions, net of cash received	(549)	(125,612)	-
Purchases of short-term investments	(39,097)	(36,063)	(123,849)
Sales and maturities of short-term investments	47,769	151,437	89,835
Net cash used in investing activities	(70,503)	(78,392)	(107,573)

Cash flow from financing activities:
Proceeds from revolving line of credit	15,000	54,000	-
Principal payments on revolving line of credit	(27,000)	(17,000)	-
Proceeds from issuance of common stock	28,907	27,785	31,275
Repurchase of common stock	(5,635)	(75,255)	-
Dividends paid	(102,897)	(97,643)	(76,287)
Tax benefit from stock option plans	442	967	1,242
Net cash used in financing activities	(91,183)	(107,146)	(43,770)

Net change in cash and cash equivalents	34,154	(22,901)	43,767
Cash and cash equivalents at beginning of period	251,129	274,030	230,263
Cash and cash equivalents at end of period	$285,283	$251,129	$274,030
Supplemental disclosures:
Equity consideration issued in business combinations	$-	13,778	-
Interest	$520	$287	$144
Income taxes	$2,902	$29,038	$28,003

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2013	125,690,240	$1,257	$604,330	$414,947	$2,550	$1,023,084
Net income	-	-	-	126,333	-	126,333
Other comprehensive loss, net of tax	-		-	-	(14,214)	(14,214)
Issuance of common stock under employee plans, including tax benefits	2,159,031	21	31,254	-	-	31,275
Stock-based compensation	-	-	26,242	-	-	26,242
Business acquisition
Repurchase of common stock
Dividends paid	-	-	-	(76,287)	-	(76,287)
Disqualified dispositions	-	-	1,063	-	-	1,063
Balance at December 31, 2014	127,849,271	$1,278	$662,889	$464,993	$(11,664)	$1,117,496
Net income	-	-	-	95,262	-	95,262
Other comprehensive loss, net of tax	-		-	-	(26,426)	(26,426)
Issuance of common stock under employee plans, including tax benefits	1,846,070	18	27,767	-	-	27,785
Stock-based compensation	-	-	25,891	-	-	25,891
Business acquisition	367,481	4	13,774			13,778
Repurchase of common stock	(2,591,218)	(25)	(13,449)	(61,781)		(75,255)
Dividends paid	-	-	-	(97,643)	-	(97,643)
Disqualified dispositions	-	-	833	-	-	833
Balance at December 31, 2015	127,471,604	$1,275	$717,705	$400,831	$(38,090)	$1,081,721
Net income	-	-	-	82,734	-	82,734
Other comprehensive income, net of tax	-		-	-	3,469	3,469
Issuance of common stock under employee plans, including tax benefits	1,894,151	19	28,888	-	-	28,907
Stock-based compensation	-	-	25,920	-	-	25,920
Business acquisition	44,004	-	-			-
Repurchase of common stock	(206,780)	(2)	(1,167)	(4,466)		(5,635)
Dividends paid	-	-	-	(102,897)	-	(102,897)
Balance at December 31, 2016	129,202,979	$1,292	$771,346	$376,202	$(34,621)	$1,114,219

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

Reclassifications

Certain amounts appearing in the prior year’s warranty footnote disclosures have been reclassified to conform to the current year’s presentation.

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

Short-Term Investments

We value our available-for-sale short-term investments based on pricing from third party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. We classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. We believe all of these sources reflect the credit risk associated with each of our available-for-sale short-term investments. Short-term investments available-for-sale consists of debt securities issued by states of the U.S. and political subdivisions of the U.S., corporate debt securities and debt securities issued by U.S. government organizations and agencies as well as debt securities issued by foreign governments. All short-term investments available-for-sale have contractual maturities of less than 57 months.

Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments in debt securities at December 31, 2016 and December 31, 2015 was $73 million and $82 million, respectively. The decrease was due to the net sales of $9 million of short-term investments. We had $4.4 million U.S. dollar equivalent of corporate bonds that were denominated in Euro at December 31, 2016.

We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income. We did not identify or record any other-than-temporary impairments on our available-for-sale securities during 2016, 2015, and 2014.

Accounts Receivable, net

Accounts receivable are recorded net of allowances for sales returns of $1.8 million and $1.9 million at December 31, 2016 and 2015, respectively, and net of allowances for doubtful accounts of $1.9 million and $2.5 million at December 31, 2016 and 2015, respectively. A provision for estimated sales returns is made by reducing recorded revenue based on historical experience. We analyze historical returns, current economic trends and changes in customer demand of our products when evaluating the adequacy of our sales returns allowance. Our allowance for doubtful accounts is based on historical experience. We analyze historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts.

(In thousands)
Year	Description	Balance at Beginning of Period	Provisions	Write-Offs	Balance at End of Period
2014	Allowance for doubtful accounts and sales returns	$4,431	$760	$393	$4,798
2015	Allowance for doubtful accounts and sales returns	$4,798	$536	968	$4,366
2016	Allowance for doubtful accounts and sales returns	$4,366	$1,024	1,682	$3,708

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

Inventory is shown net of adjustment for excess and obsolete inventories of $12.6 million, $10.1 million and $9.6 million at December 31, 2016, 2015 and 2014, respectively.

(In thousands)
Year	Description	Balance at Beginning of Period	Provisions	Write-Offs	Balance at End of Period
2014	Adjustment for excess and obsolete inventories	$5,459	$5,812	$1,673	$9,598
2015	Adjustment for excess and obsolete inventories	$9,598	$3,087	2,631	$10,054
2016	Adjustment for excess and obsolete inventories	$10,054	$5,793	3,208	$12,639

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

Goodwill

The excess purchase price over the fair value of net assets acquired is recorded as goodwill. We have one operating segment and one reporting unit. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 28, 2016.  No impairment of goodwill was identified during 2016 and 2015. Goodwill is deductible for tax purposes in certain jurisdictions.

Concentrations of credit risk

We maintain cash and cash equivalents with various financial institutions located in many countries throughout the world. At December 31, 2016, $217 million or 76% of our cash and cash equivalents was held in cash in various operating accounts with financial institutions throughout the world, and $69 million or 24% was held in money market accounts. The most significant of our operating accounts was our domestic Wells Fargo operating account which held approximately $11 million or 4% of our total cash and cash equivalents at a bank that carried A/A2/AA- ratings at December 31, 2016. From a geographic standpoint, approximately $46 million or 16% of our cash was held in various domestic accounts with financial institutions and $239 million or 84% was held in various accounts outside of the U.S. with financial institutions. At December 31, 2016, our short-term investments consisted of $71 million or 98% in corporate notes, and $1.8 million or 2% in time deposits.

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

Concentration of credit risk with respect to trade accounts receivable is limited due to our large number of customers and their dispersion across many countries and industries. No single customer accounted for more than 3%, 3%, or 5% of sales for the years ended December 31, 2016, 2015, and 2014, respectively. The largest trade account receivable from any individual customer at December 31, 2016 was approximately $4 million.

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

The warranty reserve for the years ended December 31, 2016, 2015, and 2014 was as follows:

(In thousands)
	2016	2015	2014
Balance at the beginning of the period	$1,755	$1,885	$1,764
Accruals for warranties issued during the period	2,454	1,834	2,956
Accruals related to pre-existing warranties	1,258	(263)	(246)
Settlements made (in cash or in kind) during the period	(2,781)	(1,701)	(2,589)
Balance at the end of the period	$2,686	$1,755	$1,885

Loss contingencies

We accrue for probable losses from contingencies including legal defense costs, on an undiscounted basis,  when such costs are considered probable of being incurred and are reasonably estimable. We periodically evaluate available information, both internal and external, relative to such contingencies and adjust this accrual as necessary.

Advertising expense

We expense costs of advertising as incurred. Advertising expense for the years ended December 31, 2016, 2015, and 2014 was $12 million, $12 million, and $14 million, respectively.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for years ended December 31, 2016, 2015, and 2014 are as follows:

	Years ended December 31,
(In thousands)	2016	2015	2014
Weighted average shares outstanding-basic	128,453	127,997	127,030
Plus: Common share equivalents
Stock options, RSUs	555	671	769
Weighted average shares outstanding-diluted	129,008	128,668	127,799

Stock awards to acquire 10,900 shares, 292,400 shares, and 19,400 shares for the years ended December 31, 2016, 2015, and 2014, respectively, were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.

Stock-based compensation

We account for stock-based compensation plans, which are more fully described in Note 11 – Authorized shares of common and preferred stock and stock-based compensation plans, using a fair-value method and recognize the expense in our Consolidated Statement of Income.

Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation and unrealized gains and losses on forward and option contracts and securities available-for-sale. Comprehensive income in 2016, 2015, and 2014 was $86 million, $69 million and $112 million, respectively.

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

We anticipate ASU 2014-09 could have a material impact on our consolidated financial statements, and we continue to make progress in assessing the potential impacts of the standard, including any impacts from recently issued amendments. We have reached conclusions on our key accounting matters related to the new standard. We will continue to monitor and assess the impact of changes to the standard and interpretations as they become available. The most significant impact of the standard relates to our accounting for software license revenue. Specifically, under the new standard we expect to recognize software license revenue at the time of contract execution rather than over the contractual term for most of our enterprise agreements that include software term licenses, software maintenance, training, and support. Due to the complexity of certain of our enterprise agreement contracts, the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms, and may vary in some instances from recognition at the time of billing.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. The purpose of ASU 2016-16 is to simplify the income tax accounting of an intra-entity transfer of an asset other than inventory and to record its effect when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods and early adoption is permitted. We are currently assessing the potential impact of the adoption of ASU 2016-16 on have on our Consolidated Financial Statements and related disclosures.

In March 2016, FASB issued ASU 2016-09,   Compensation - Stock Compensation , which simplifies the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The update is effective for annual and interim periods beginning after December 31, 2016 and early adoption is permitted. We are currently evaluating the effect that the updated standard will have on our Consolidated Financial Statements and related disclosures.

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

Other Updates

The FASB also issued the following Accounting Standards Updates which are not expected to have a material impact on our financial condition, results of operations or cash flows upon adoption:

•	Update 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
•	Update 2017-01—Business Combinations (Topic 805): Clarifying the Definition of a Business
•	Update 2016-18—Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)
•	Update 2016-17—Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control

Note 2 – Cash, cash equivalents and short-term investments

The following tables summarize unrealized gains and losses related to our cash, cash equivalents, and short-term investments designated as available-for-sale:

(In thousands)	As of December 31, 2016
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$217,112	$-	$-	$(406)	$216,706
Money Market Accounts	68,577	-	-	-	68,577
Corporate bonds	72,986	89	(182)	(1,536)	71,357
Time deposits	1,760	-	-	-	1,760
Cash, cash equivalents, and short-term investments	$360,435	$89	$(182)	$(1,942)	$358,400

(In thousands)	As of December 31, 2015
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$165,251	$-	$-	$(1,551)	$163,700
Money Market Accounts	87,429	-	-	-	87,429
Corporate bonds	69,442	2	(281)	(1,119)	68,044
U.S. treasuries and agencies	4,419	-	(2)	-	4,417
Time deposits	9,326	2	-	-	9,328
Cash, cash equivalents, and short-term investments	$335,867	$4	$(283)	$(2,670)	$332,918

The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale:

(In thousands)	As of December 31, 2016
	Adjusted Cost	Fair Value
Due in less than 1 year	$32,761	$32,747
Due in 1 to 5 years	41,985	40,370
Total available-for-sale debt securities	$74,746	$73,117

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$31,001	30,987
Time deposits	1,760	1,760
Total available-for-sale debt securities	$32,761	$32,747

Due in 1 to 5 years	Adjusted Cost	Fair Value
Corporate bonds	41,985	40,370
Total available-for-sale debt securities	$41,985	$40,370

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Inputs that are not based on observable market data

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$68,577	68,577	-	-
Short-term investments available for sale:
Corporate bonds	71,357	-	71,357	-
Time deposits	1,760	1,760	-
Derivatives	15,113	-	15,113	-
Total Assets	$156,807	$70,337	$86,470	$-

Liabilities
Derivatives	$(8,199)	-	(8,199)	-
Total Liabilities	$(8,199)	$-	$(8,199)	$-

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$87,429	$87,429	$-	$-
Short-term investments available for sale:
Corporate bonds	68,044	-	68,044	-
U.S. treasuries and agencies	4,417	-	4,417	-
Time deposits	9,328	9,328	-	-
Derivatives	1,231	-	1,231	-
Total Assets	$170,449	$96,757	$73,692	$-

Liabilities
Derivatives	$(8,746)	$-	$(8,746)	$-
Total Liabilities	$(8,746)	$-	$(8,746)	$-

We value our available-for-sale short-term investments based on pricing from third party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. We classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. We believe all of these sources reflect the credit risk associated with each of our available-for-sale short-term investments. Short-term investments available-for-sale consists of debt securities issued by states of the U.S. and political subdivisions of the U.S., corporate debt securities and debt securities issued by U.S. government organizations and agencies. All short-term investments available-for-sale have contractual maturities of less than 57 months.

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of similar instruments. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the year ended December 31, 2016. There were not any transfers in or out of Level 1 or Level 2 during the year ended December 31, 2016.

Our short-term investments do not include any foreign sovereign debt. The majority of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $4.4 million U.S. dollar equivalent of corporate bonds that are denominated in Euro.

We did not have any items that were measured at fair value on a nonrecurring basis at December 31, 2016 and December 31, 2015.

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

We have operations in over 50 countries. Sales outside of the Americas accounted for approximately 61%, 59%, and 60% of our revenues during the years ended December 31, 2016, 2015, and 2014, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

We held forward contracts with the following notional amounts:

(In thousands)	U.S. Dollar Equivalent
	As of December 31, 2016	As of December 31, 2015
Chinese yuan	$27,414	$26,548
Euro	123,522	30,867
Japanese yen	44,982	4,119
Hungarian forint	57,077	38,836
British pound	-	4,342
Malaysian ringgit	42,510	40,249
Total forward contracts notional amount	$295,505	$144,961

The contracts in the foregoing table had contractual maturities of 36 months or less at December 31, 2016 and December 31, 2015.

At December 31, 2016, we expect to reclassify $9.4 of gains on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $2.3 million of losses on derivative instruments from accumulated OCI to cost of sales when the cost of sales are incurred and $2.3 million of losses on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at December 31, 2016. Actual results may vary as a result of changes in the corresponding exchange rates subsequent to this date.

The gains and losses recognized in earnings due to hedge ineffectiveness were not material for fiscal years 2016, 2015, and 2014 and are included as a component of net income.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 120 days. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange loss.” As of December 31, 2016 and December 31, 2015, we held foreign currency forward contracts with a notional amount of $60 million and  $97 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets and the effect of derivative instruments on our Consolidated Statements of Income.

Fair Values of Derivative Instruments:

	Asset Derivatives
	December 31, 2016		December 31, 2015
(In thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$9,378	Prepaid expenses and other current assets	$391

Foreign exchange contracts - LT forwards	Other long-term assets	3,866	Other long-term assets	-
Total derivatives designated as hedging instruments		$13,244		$391

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$1,869	Prepaid expenses and other current assets	$840
Total derivatives not designated as hedging instruments		$1,869		$840

Total derivatives		$15,113		$1,231

	Liability Derivatives
	December 31, 2016		December 31, 2015
(In thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(4,672)	Accrued expenses and other liabilities	$(4,653)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(3,352)	Other long-term liabilities	(3,613)
Total derivatives designated as hedging instruments		$(8,024)		$(8,266)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(175)		$(480)
Total derivatives not designated as hedging instruments		$(175)		$(480)

Total derivatives		$(8,199)		$(8,746)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for years ended December 31, 2016 and 2015, respectively:

December 31, 2016
(In thousands)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$12,894	Net sales	$1,280	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	(128)	Cost of sales	(1,924)	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	400	Operating expenses	(1,854)	Net foreign exchange gain (loss)	-
Total	$13,166		$(2,498)		$-

December 31, 2015
(In thousands)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(14,140)	Net sales	$23,736	Net foreign exchange gain (loss)	$-

Foreign exchange contracts - forwards and options	(1,951)	Cost of sales	(2,279)	Net foreign exchange gain (loss)	-

Foreign exchange contracts - forwards and options	(2,921)	Operating expenses	(2,029)	Net foreign exchange gain (loss)	-
Total	$(19,012)		$19,428		$-

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		December 31, 2016	December 31, 2015
Foreign exchange contracts - forwards	Net foreign exchange (loss)/gain	$1,911	$4,273

Total		$1,911	$4,273

Gains or losses recognized in OCI on the effective portion of our derivatives are reported net of gains or losses reclassified from accumulated OCI into income.

Note 5 – Inventories

Inventories, net consist of the following:

(In thousands)	December 31, 2016	December 31, 2015

Raw materials	$92,906	$94,816
Work-in-process	9,125	10,819
Finished goods	91,577	79,562
Total	$193,608	$185,197

Note 6 – Property and equipment

Property and equipment at December 31, 2016 and December 31, 2015, consist of the following:

	December 31,	December 31,
(In thousands)	2016	2015

Land	$32,928	$32,949
Buildings	210,188	207,977
Furniture and equipment	353,535	320,410
	596,651	561,336
Accumulated depreciation	(336,195)	(303,483)
Total, net	$260,456	$257,853

Depreciation expense for the years ended December 31, 2016, 2015, and 2014, was $40 million,  $38 million and $38 million, respectively.

Note 7 – Intangible assets

Intangible assets at December 31, 2016 and December 31, 2015 are as follows:

(In thousands)	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$103,887	$(39,180)	$64,707	$80,682	$(30,434)	$50,248
Acquired technology	94,124	(79,485)	14,639	93,976	(69,908)	24,068
Patents	31,513	(17,573)	13,940	30,221	(14,941)	15,280
Other	42,848	(27,471)	15,377	43,201	(24,601)	18,600
Total	$272,372	$(163,709)	$108,663	$248,080	$(139,884)	$108,196

Software development costs capitalized in 2016, 2015, and 2014 were $33 million, $33 million, and $27 million, respectively, and related amortization expense was $19 million, $18 million, and $15 million, respectively. Capitalized software development costs for the years ended December 31, 2016, 2015, and 2014 included costs related to stock based compensation of $1.3 million, $1.3 million and $1.2 million, respectively. The related amounts in the table above are net of fully amortized assets.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three to six years. Acquired technology and other intangible assets are amortized over their useful lives, which range from two to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally 10 to 17 years. Total intangible assets amortization expenses were $35 million, $36 million, and $32 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Capitalized software development costs, acquired technology, patents and other intangible assets had weighted-average useful lives of 3.1 years, 2.0 years, 2.9 years, and 4.3 years, respectively, as of December 31, 2016. The estimated future amortization expense related to intangible assets as of December 31, 2016 was as follows:

Amount
(In thousands)
2017	$38,943
2018	24,220
2019	19,209
2020	10,554
2021	4,382
Thereafter	11,355
Total	$108,663

Note 8 – Goodwill

The carrying amounts of goodwill for 2014, 2015, and 2016 are as follows:

Amount
(In thousands)
Balance as of December 31, 2014	$144,325
Acquisitions	116,635
Foreign currency translation impact	(3,242)
Balance as of December 31, 2015	$257,718
Acquisitions	419
Purchase price adjustments	(1,585)
Foreign currency translation impact	(3,355)
Balance as of December 31, 2016	$253,197

The excess purchase price over the fair value of assets acquired is recorded as goodwill. We have one operating segment and one reporting unit. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 28, 2016.  No impairment of goodwill was identified during 2016 and 2015. Goodwill is deductible for tax purposes in certain jurisdictions.

See Note 17 – Acquisitions of Notes to Consolidated Financial Statements for additional discussion related to our acquisitions in 2015.

Note 9 – Income taxes

The components of income before income taxes are as follows:

(In thousands)	Years Ended December 31,
	2016	2015	2014
Domestic	$43,418	$50,102	$50,893
Foreign	71,217	81,177	93,108
Total	$114,635	$131,279	$144,001

The provision for income taxes charged to operations is as follows:

(In thousands)	Years Ended December 31,
	2016	2015	2014
Current tax expense:
U.S. federal	$13,579	$12,678	$11,292
State	1,251	446	1,302
Foreign	22,631	11,874	8,314
Total current	$37,461	$24,998	$20,908
Deferred tax expense (benefit):
U.S. federal	$2,373	$14,148	$(2,330)
State	323	747	(42)
Foreign	(8,126)	(3,114)	(868)
Total deferred	$(5,430)	$11,781	$(3,240)
Change in valuation allowance	(130)	(762)	-
Total provision	$31,901	$36,017	$17,668

Deferred tax liabilities (assets) at December 31, 2016 and 2015 were as follows:

(In thousands)	December 31,
	2016	2015
Capitalized software	$22,694	$17,303
Depreciation and amortization	15,535	15,858
Intangible assets	15,285	21,839
Inventory valuation and warranty provisions	-	1,000
Unrealized exchange gain	-	1,324
Unrealized gain on derivative instruments	1,827	-
Undistributed earnings of foreign subsidiaries	8,917	8,924
Gross deferred tax liabilities	64,258	66,248
Operating loss carryforwards	(65,230)	(108,073)
Vacation and other accruals	(6,744)	(5,963)
Inventory valuation and warranty provisions	(1,862)	-
Doubtful accounts and sales provisions	(919)	(1,209)
Unrealized exchange loss	(3,408)	-
Deferred revenue	(9,249)	(10,146)
Accrued legal expenses	(533)	(486)
Unrealized loss on derivative instruments	-	(2,756)
10% minority stock investment	(916)	(1,273)
Stock-based compensation	(6,043)	(5,824)
Research and development tax credit carryforward	(396)	(1,440)
Capital loss carryforward	(395)	-
Foreign tax credit carryforward	(203)	(320)
Cumulative translation adjustment on undistributed earnings	(393)	-
Other	(636)	(480)
Gross deferred tax assets	(96,927)	(137,970)
Valuation allowance	61,679	101,837
Net deferred tax liability	$29,010	$30,115

A reconciliation of income taxes at the U.S. federal statutory income tax rate to our effective tax rate follows:

	Years Ended December 31,
	2016	2015	2014
U.S. federal statutory rate	35%	35%	35%
Foreign taxes greater (less) than federal statutory rate	(7)	(1)	(2)
Research and development tax credits	(3)	(3)	(2)
Enhanced deduction for certain research and development expenses	(2)	(7)	(8)
State income taxes, net of federal tax benefit	1	1	1
Employee share-based compensation	1	1	1
Change in intercompany prepaid tax asset	1	1	(1)
Change in valuation allowance	-	(1)	-
Domestic production activities deduction	-	-	(1)
Decrease in unrecognized tax benefits	-	-	(10)
Amortization of intangible assets	1	-	-
Meals and Entertainment	-	-	-
Other	1	1	(1)
Effective tax rate	28%	27%	12%

As of December 31, 2016, we had a federal net operating loss carryforward of $1.8 million which expires in the years 2032 to 2034, and federal tax credit carryforwards of $0.6 million which expire during the years 2021 to 2035. Certain of these carryforwards are subject to limitations following a change in ownership.

As of December 31, 2016, 11 of our subsidiaries had available, for income tax purposes, foreign net operating loss carryforwards of an aggregate of approximately $690 million, of which $676 million expires during the years 2020 to 2025 and $14 million of which may be carried forward indefinitely. Our tax valuation allowance relates primarily to our ability to realize certain of these foreign net operating loss carryforwards.

Effective January 1, 2010, a new tax law in Hungary provided for an enhanced deduction for the qualified research and development expenses of NI Hungary Software and Hardware Manufacturing Kft. (“NI Hungary”). During the three months ended December 31, 2009, we obtained confirmation of the application of this new tax law for the qualified research and development expenses of NI Hungary. Based on the application of this new tax law to the qualified research and development expense of NI Hungary, we do not expect to have sufficient future taxable income in Hungary to realize the benefits of NI Hungary’s deferred tax assets. Therefore, we had a full valuation allowance against those assets at December 31, 2016.

We have not provided for U.S. federal income and foreign withholding taxes on approximately $739 million of certain non-U.S. subsidiaries’ undistributed earnings as of December 31, 2016. These earnings would become subject to taxes of approximately $225 million, if they were actually or deemed to be remitted to the parent company as dividends or if we should sell our stock in these subsidiaries. We intend to permanently reinvest the undistributed earnings.

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

(In thousands)	2016	2015
Balance at beginning of period	$12,496	$11,070
Additions based on tax positions related to the current year	2,296	1,225
Additions for tax positions of prior years	435	201
Reductions as a result of the closing of open tax periods	(3,508)	-
Balance at end of period	$11,719	$12,496

All of our unrecognized tax benefits at December 31, 2016 would affect our effective income tax rate if recognized. As of December 31, 2016, it is reasonably possible that we will recognize tax benefits in the amount of $3.6 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority.

We recognize interest and penalties related to income tax matters in income tax expense. During each of the years ended December 31, 2016 and 2015, we recognized interest expense related to uncertain tax positions of approximately $0.4 million and $0.2 million, respectively.

The tax years 2008 through 2016 remain open to examination by the major taxing jurisdictions to which we are subject.  The Internal Revenue Service (“IRS”) concluded an examination of our U.S. income tax returns for 2010 and 2011 in the third quarter of 2014.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2027. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The tax holiday resulted in income tax benefits of $3.3 million and $3.4 million for the years ended December 31, 2016 and 2015, respective1y.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward and option contracts and securities classified as available-for-sale. The accumulated other comprehensive income, net of tax, for the years ended December 31, 2016 and 2015, consisted of the following:

	December 31, 2016
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income (loss)
Balance as of December 31, 2015	$(31,871)	$(857)	$(5,362)	$(38,090)
Current-period other comprehensive income	(5,697)	210	10,668	5,181
Reclassified from accumulated OCI into income	-	-	2,498	2,498
Income tax benefit (expense)	394	(22)	(4,582)	(4,210)
Balance as of December 31, 2016	$(37,174)	$(669)	$3,222	$(34,621)

	December 31, 2015
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income (loss)
Balance as of December 31, 2014	$(17,304)	$(1,399)	$7,039	$(11,664)
Current-period other comprehensive income	(19,240)	701	416	(18,123)
Reclassified from accumulated OCI into income	-	-	(19,428)	(19,428)
Income tax (benefit) expense	4,673	(159)	6,611	11,125
Balance as of December 31, 2015	$(31,871)	$(857)	$(5,362)	$(38,090)

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

Stock option plans

Our stockholders approved the 1994 Incentive Stock Option Plan (the “1994 Plan”) in May 1994. At the time of approval, 13,668,750 shares of our common stock were reserved for issuance under this plan. In 1997, an additional 10,631,250 shares of our common stock were reserved for issuance under this plan, and an additional 1,125,000 shares were reserved for issuance under this plan in 2004. The 1994 Plan terminated in May 2005, except with respect to outstanding awards previously granted thereunder. There have been no outstanding awards under the 1994 Plan since 2015.

Awards under the plan were either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified options. The right to purchase shares under the options vests over a five to ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and revenue growth but shares cannot accelerate to vest over a period of less than five years. Stock options must be exercised within ten years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the year ended December 31, 2016, we did not make any changes in accounting principles or methods of estimates related to the 1994 Plan.

Transactions under all stock option plans are summarized as follows:

	Number of shares under option	Weighted average exercise price per share
Outstanding at December 31, 2013	287,408	$18.62
Exercised	(215,403)	$18.77
Canceled	(42,530)	$19.99
Granted	-	$-
Outstanding at December 31, 2014	29,475	$15.51
Exercised	(28,193)	$15.52
Canceled	(1,282)	$15.09
Granted	-	$-
Outstanding at December 31, 2015	-	$-
Exercised	-	$-
Canceled	-	$-
Granted	-	$-
Outstanding at December 31, 2016	-	$-

Options exercisable at December 31:
2014	29,475	$15.51
2015	-	$-
2016	-	$-

The aggregate intrinsic value of stock options at exercise, represented in the table above, was $0, $0.4 million and $2.5 million for the years ended December 31, 2016, 2015, and 2014, respectively. There was no unrecognized stock-based compensation expense related to non-vested stock options as of December 31, 2016

Restricted stock plans

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

Our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”) on May 12, 2015. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 2,518,416 shares of common stock that were reserved but not issued under the 2010 Plan, and any shares that were returned to the 1994, 2005, and the 2010 Plans as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2015 Plan provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. There were 4,853,654 shares available for grant under the 2015 Plan at December 31, 2016.

We estimate potential forfeitures of RSUs and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the year ended December 31, 2016, we did not make any changes in accounting principles or methods of estimates related to the 2010 and 2015 Plans.

Transactions under our 2010 Plan and 2015 Plan are summarized as follows:

	RSUs
	Number of RSUs	Weighted average grant price per share
Outstanding at December 31, 2013	3,506,562	$26.23
Granted	394,143	$28.46
Earned	(822,269)	$27.31
Canceled	(233,017)	$27.04
Outstanding at December 31, 2014	2,845,419	$26.90
Granted	951,265	$31.39
Earned	(709,724)	$28.60
Canceled	(200,219)	$28.39
Outstanding at December 31, 2015	2,886,741	$28.64
Granted	791,932	$28.02
Earned	(676,322)	$27.57
Canceled	(196,150)	$28.73
Outstanding at December 31, 2016	2,806,201	$28.76

Total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $93.4 million as of December 31, 2016, related to 2,806,201 shares with a per share weighted average fair value of $28.76. We anticipate this expense to be recognized over a weighted average period of approximately 5.34 years.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. On May 13, 2014, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan, and at December 31, 2016, we had 933,051 shares of common stock reserved for future issuance under this plan. We issued 1,217,829 shares under this plan in the year ended December 31, 2016. The weighted average purchase price of the employees’ purchase rights was $23.74 per share and was estimated using the Black-Scholes model with the following assumptions:

	2016	2015	2014
Dividend expense yield	0.700%	0.625%	0.5%
Expected life	3 months	3 months	3 months
Expected volatility	22%	21%	27%
Risk-free interest rate	0.15%	0.02%	0.04%

During the year ended December 31, 2016, we did not make any changes in accounting principles or methods of estimates with respect to the employee stock purchase plan.

Weighted average, grant date fair value of purchase rights granted under the employee stock purchase plan are as follows:

	Number of Shares	Weighted average fair value per share
2014	1,121,709	$6.05
2015	1,108,153	$5.58
2016	1,217,829	$5.37

Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

We have 5,000,000 authorized shares of preferred stock. On January 21, 2004, our Board of Directors designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with its adoption of a Preferred Stock Rights Agreement which expired on May 10, 2014. There were no shares of preferred stock issued and outstanding as of December 31, 2016.

Stock repurchases and retirements

       From time to time, our Board of Directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. We did not make any purchases under this program during the three months ended December 31, 2016. Under the current program, we repurchased a total of 90,913 shares of our common stock at a weighted average price per share of $29.66 during the three months ended December 31, 2015. We repurchased a total of 206,780 shares and 2,591,218 shares of our common stock at a weighted average price per share of $27.25 and $29.04 during the twelve months ended December 31, 2016 and 2015, respectively. At December 31, 2016, there were 1,134,247 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date.

At December 31, 2016, there were no options outstanding as all remaining options were either exercised or expired during the twelve month period ended December 31, 2015. As such, we will not generate any proceeds from stock option exercises in the future

Note 12 – Employee retirement plan

We have a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code. Substantially all domestic employees with at least 30 days of continuous service are eligible to participate and may contribute up to 15% of their compensation to such plan. The Board of Directors has elected to make matching contributions equal to 50% of employee contributions, which may be applied to a maximum of 6% of each participant’s compensation. Employees are eligible for matching contributions after one year of continuous service. Company contributions vest immediately. Our policy prohibits participants from direct investment in shares of our common stock within the plan. Company contributions charged to expense were $7.1 million, $6.8 million and $6.3 million in 2016, 2015, and 2014, respectively.

Note 13 – Segment and geographic information

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

Total net sales by the major geographic areas in which we operate, are as follows:

(In thousands)	Years ended December 31,
	2016	2015	2014
Net sales:
Americas	$482,039	$496,746	$495,951
EMEIA	389,843	409,119	412,401
APAC	356,297	319,591	335,510
Total	$1,228,179	$1,225,456	$1,243,862

Based on the billing location of the customer, total sales outside the U.S. for years ended December 31, 2016, 2015, and 2014 were $773 million, $762 million, and $780 million, respectively.

Total property and equipment, net, outside the U.S. for the years ended December 31, 2016, 2015, and 2014 were $133 million, $138 million, and $145 million, respectively.

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

The loans bear interest, at our option, at a base rate determined in accordance with the Loan Agreement, plus a spread of 0.0% to 0.5%, or a LIBOR rate plus a spread of 1.125% to 2.0%, in each case with such spread determined based on a ratio of consolidated indebtedness to EBITDA, determined in accordance with the Loan Agreement. Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date. We are also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.175% to 0.300%, with such rate determined based on the ratio described above. The Loan Agreement contains customary affirmative and negative covenants. The affirmative covenants include, among other things, delivery of financial statements, compliance certificates and notices; payment of taxes and other obligations; maintenance of existence; maintenance of properties and insurance; and compliance with applicable laws and regulations. The negative covenants include, among other things, limitations on indebtedness, liens, mergers, consolidations, acquisitions and sales of assets, investments, changes in the nature of the business, affiliate transactions and certain restricted payments. The Loan Agreement also requires us to maintain a ratio of consolidated indebtedness to EBITDA equal to or less than 3.25 to 1.00, and a ratio of consolidated EBITDA to interest expense greater than or equal to 3.00 to 1.00, in each case determined in accordance with the Loan Agreement. As of December 31, 2016, we were in compliance with all covenants in the Loan Agreement.

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

As of December 31, 2016, we had outstanding $25 million in borrowings under this revolving line of credit. During the years ended December 31, 2016 and 2015, we incurred interest expense related to our outstanding borrowings of $534,000 and $245,000, respectively, based on a weighted average annual interest rate of 1.6% and 1.4%, respectively.

Note 15 – Commitments and Contingencies

We have commitments under non-cancelable operating leases primarily for office facilities throughout the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Future minimum lease payments as of December 31, 2016, for each of the next five years are as follows:

Amount
(In thousands)
2017	$18,665
2018	14,107
2019	10,428
2020	6,086
2021	2,576
Thereafter	2,751
Total	$54,613

Rent expense under operating leases was approximately $20 million for each of the years ended December 31, 2016, 2015, and 2014, respectively.

As of December 31, 2016, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $6.8 million over the next twelve months.

As of December 31, 2016, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $3 million, which are generally payable over the next twelve months.

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

Pro-forma Results of Operations

Pro-forma results of operations have not been presented because the effects of the acquired operations were not material individually or in the aggregate. We finalized the purchase price allocation for the Micropross acquisition during the fourth quarter of 2016. These measurement period adjustments included $0.9 million related to the write-down to fair value of acquired deferred revenue and $0.7 million related to the step-up to fair value of acquired inventory. The $1.6 million increase in identifiable net assets acquired was offset by a decrease in goodwill. The income statement impact for 2015 related to these fair value adjustments was not significant and the entire $1.6 million adjustment was recognized in earnings during the fourth quarter of 2016 in accordance with ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.

We allocate the fair value of the purchase consideration of the Company’s acquisitions to the tangible assets, intangible assets, including in-process research and development (“IPR&D”), if any, and liabilities assumed, based on estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is amortized over the asset’s estimated useful life. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred in “Selling, General, and Administrative” in the Consolidated Statements of Operations. The following table summarizes the finalized aggregate purchase price allocation of our 2015 acquisitions as of December 31, 2016 (in thousands):

Purchase Price

Cash consideration paid to former shareholders	$121,944

Issuance of common stock	13,778
Fair value of previously held interest in equity method investee	214
Future payment obligations	1,139
Non-Cash Consideration	15,131

Total Purchase Price	$137,075

Net Assets Acquired

Fair value of debt assumed and cash received	$(3,668)
Fair value of tangible net assets acquired (excluding debt assumed and cash received)	2,721
Fair value of identifiable intangible assets acquired	30,783
Goodwill	115,050
Deferred Tax Assets/(Liabilities)	(7,811)

Total Net Assets Acquired	$137,075

Goodwill is not deductible for tax purposes for two of our five acquisitions. Amortizable intangible assets have useful lives of 2 years to 5 years from the date of acquisition. These assets are not deductible for tax purposes for two of our five acquisitions.

Note 18 – Subsequent events

  On January 25, 2017, our Board of Directors declared a quarterly cash dividend of $0.21 per common share, payable on March 6, 2017, to stockholders of record on February 13, 2017.