Form 10-Q
period 2017-03-31
NATIONAL INSTRUMENTS CORP
filed 2017-05-01
CIK 935494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2017 or

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

_________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, emerging growth company, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2017
Common Stock - $0.01 par value	129,593,771

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.Financial Statements

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2017	2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$279,008	$285,283
Short-term investments	86,410	73,117
Accounts receivable, net	224,267	228,686
Inventories, net	194,878	193,608
Prepaid expenses and other current assets	45,970	53,953
Total current assets	830,533	834,647
Property and equipment, net	260,208	260,456
Goodwill	254,523	253,197
Intangible assets, net	113,188	108,663
Other long-term assets	33,471	39,601
Total assets	$1,491,923	$1,496,564
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$55,850	$48,800
Accrued compensation	29,001	27,743
Deferred revenue - current	121,597	115,577
Accrued expenses and other liabilities	37,342	32,997
Other taxes payable	19,739	34,958
Total current liabilities	263,529	260,075
Long-term debt	25,000	25,000
Deferred income taxes	37,736	45,386
Liability for uncertain tax positions	12,071	11,719
Deferred revenue - long-term	30,024	29,752
Other long-term liabilities	7,793	10,413
Total liabilities	376,153	382,345
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $0.01; 360,000,000 shares authorized; 129,594,639 shares and 129,202,979 shares issued and outstanding, respectively	1,296	1,292
Additional paid-in capital	785,666	771,346
Retained earnings	361,327	376,202
Accumulated other comprehensive loss	(32,519)	(34,621)
Total stockholders’ equity	1,115,770	1,114,219
Total liabilities and stockholders’ equity	$1,491,923	$1,496,564

The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016

Net sales:
Product	$271,512	$259,434
Software maintenance	28,594	27,743
Total net sales	300,106	287,177

Cost of sales:
Product	75,196	74,209
Software maintenance	1,328	1,937
Total cost of sales	76,524	76,146

Gross profit	223,582	211,031

Operating expenses:
Sales and marketing	117,258	113,207
Research and development	58,263	59,340
General and administrative	25,743	24,640
Total operating expenses	201,264	197,187

Operating income	22,318	13,844

Other income:
Interest income	343	253
Net foreign exchange gain	82	574
Other gain (loss), net	431	(2,406)
Income before income taxes	23,174	12,265
Provision for income taxes	5,026	2,967

Net income	$18,148	$9,298

Basic earnings per share	$0.14	$0.07

Weighted average shares outstanding - basic	129,438	127,595

Diluted earnings per share	$0.14	$0.07

Weighted average shares outstanding - diluted	130,108	128,103

Dividends declared per share	$0.21	$0.20

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016

Net income	$18,148	$9,298
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	3,961	14,357
Unrealized (loss) gain on securities available-for-sale	(4)	338
Unrealized (loss) gain on derivative instruments	(2,812)	3,427
Other comprehensive gain, before tax	1,145	18,122
Tax (benefit) expense related to items of other comprehensive income	(957)	4,713
Other comprehensive gain, net of tax	2,102	13,409
Comprehensive income	$20,250	$22,707

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flow from operating activities:
Net income	$18,148	$9,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,669	19,432
Stock-based compensation	6,402	6,748
Tax expense from deferred income taxes	(2,984)	(6,915)
Changes in operating assets and liabilities	6,441	15,801
Net cash provided by operating activities	46,676	44,364

Cash flow from investing activities:
Capital expenditures	(10,811)	(9,267)
Capitalization of internally developed software	(11,624)	(8,003)
Additions to other intangibles	(525)	(363)
Acquisitions, net of cash received	-	(549)
Purchases of short-term investments	(25,253)	(5,008)
Sales and maturities of short-term investments	11,931	23,589
Net cash (used in)/provided by investing activities	(36,282)	399

Cash flow from financing activities:
Principal payments on revolving line of credit	-	(12,000)
Proceeds from issuance of common stock	7,817	7,445
Repurchase of common stock	-	(4,642)
Dividends paid	(27,201)	(25,556)
Net cash used in financing activities	(19,384)	(34,753)

Effect of exchange rate changes on cash	2,715	4,261

Net change in cash and cash equivalents	(6,275)	14,271
Cash and cash equivalents at beginning of period	285,283	251,129
Cash and cash equivalents at end of period	$279,008	$265,400

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation and recent accounting pronouncements

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at March 31, 2017 and December 31, 2016, the results of our operations and comprehensive income for the three month periods ended March 31, 2017 and 2016, and the cash flows for the three month periods ended March 31, 2017 and 2016. Our operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Starting January 1, 2017, we began separately presenting the effect of exchange rate changes on cash and cash equivalents in our condensed consolidated statements of cash flows due to growing operations in foreign currency environments. Amounts in the comparable prior period have been reclassified to conform to the current period presentation.  The reclassifications resulted in the disaggregation of the amount attributable to the “Effect of exchange rate changes on cash” of $4.3 million, with a corresponding decrease to “Net cash provided by operating activities” for the three month period ended March 31, 2016. We believe the reclassification is immaterial to the consolidated financial statements.

Recently Adopted Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory. The standard is intended to address diversity in practice and complexity in financial reporting, particularly for intra-entity transfers of intellectual property. We early adopted ASU 2016-16 effective January 1, 2017. Using the modified retrospective method, the impact of the adoption of the standard was to increase deferred tax assets by $0.4 million, decrease other assets, net by $6.2 million and decrease retained earnings by $5.8 million. The adoption of the amendments had the effect of increasing our diluted earnings per share by $0.01 for the three months ended March 31, 2017.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase a greater number of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. We adopted ASU 2016-09 effective January 1, 2017 as follows:

•

Our adoption of the amendments related to accounting for excess tax benefits resulted in the recognition of $0.5 million of excess tax benefits within income taxes rather than additional paid in capital for the three months ended March 31, 2017. We expect the impact on income tax expense could increase during fiscal year 2017 due to the vesting of restricted stock units in the second quarter.

•

We elected to retrospectively apply the changes in presentation to the statements of cash flows and no longer classify excess tax benefits as a financing activity, which increased net cash provided by operating activities and reduced net cash provided by financing activities by an immaterial amount for the three months ended March 31, 2017.

•

We elected to account for forfeitures as they occur using a modified retrospective transition method. The adoption of this one-time accounting policy election did not have a material impact on our financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). The amendments require that reporting entities measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments apply to inventory that is measured using the first-in, first-out or average cost basis. We adopted ASU 2015-11 as of January 1, 2017 and the guidance was applied prospectively. We determined there were no changes to disclosure, financial statement presentation, or valuation of inventory as a result of adoption.

Recently Issued Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively. We are currently evaluating the impact of this standard on our consolidated statements of cash flows.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. As currently issued and amended, ASU 2014-09 is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2017 and early adoption is permitted for annual reporting periods, and interim periods within that period, beginning after December 31, 2016. We intend to adopt this standard as of January 1, 2018 by applying the modified retrospective transition method. Consequently, the cumulative effect of applying the new standard to existing contracts as of January 1, 2018 will be recognized as an adjustment to the opening balance of equity in the first quarter of 2018.

We anticipate ASU 2014-09, as amended, could have a material impact on our consolidated financial statements and disclosures. We have reached initial conclusions on our key accounting matters related to the new standard. We will continue to monitor and assess the impact of changes to the standard and interpretations as they become available. The most significant impact of the standard relates to our accounting for software revenue from term licenses. Specifically, under the new standard we expect to recognize all software license revenue at the time of contract execution rather than over the contractual term for most of our enterprise agreements that include software term licenses, software maintenance, training, and support. Due to the complexity of certain of our enterprise agreement contracts, the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms, and may vary in some instances from recognition at the time of billing. We do not expect the new standard will have an adverse effect on the timing of revenue recognition from our arrangements with customers.

Other Updates

The FASB also issued the following ASUs which are not expected to have a material impact on our financial condition, results of operations or cash flows upon adoption:

•

ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.

•	ASU 2017-04, Simplifying the Accounting for Goodwill Impairment, which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2017 and 2016, are as follows:

	Three Months Ended March 31,
	(In thousands)
	(Unaudited)
	2017	2016
Weighted average shares outstanding-basic	129,438	127,595
Plus: Common share equivalents
Stock options and RSUs	670	508
Weighted average shares outstanding-diluted	130,108	128,103

Stock awards to acquire 21,500 shares and 393,800 shares for the three months ended March 31, 2017 and 2016 were excluded in the computations of diluted EPS because the effect of including the stock awards would have been antidilutive.

Note 3 – Cash, cash equivalents and short-term investments

The following tables summarize unrealized gains and losses related to our cash, cash equivalents, and short-term investments designated as available-for-sale:

	As of March 31, 2017
(In thousands)	(Unaudited)
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$219,389	$-	$-	$(383)	$219,006
Money Market Accounts	60,002	-	-	-	60,002
Corporate bonds	86,274	82	(180)	(1,526)	84,650
Time deposits	1,760	-	-	-	1,760
Cash, cash equivalents, and short-term investments	$367,425	$82	$(180)	$(1,909)	$365,418

(In thousands)	As of December 31, 2016
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Cash	$217,112	$-	$-	$(406)	$216,706
Money Market Accounts	68,577	-	-	-	68,577
Corporate bonds	72,986	89	(182)	(1,536)	71,357
Time deposits	1,760	-	-	-	1,760
Cash, cash equivalents, and short-term investments	$360,435	$89	$(182)	$(1,942)	$358,400

The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale:

	As of March 31, 2017
(In thousands)	(Unaudited)
	Adjusted Cost	Fair Value
Due in less than 1 year	$22,762	$22,755
Due in 1 to 5 years	65,272	63,655
Total available-for-sale debt securities	$88,034	$86,410

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$21,002	$20,995
Time deposits	1,760	1,760
Total available-for-sale debt securities	$22,762	$22,755

Due in 1 to 5 years	Adjusted Cost	Fair Value
Corporate bonds	$65,272	$63,655
Total available-for-sale debt securities	$65,272	$63,655

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Inputs that are not based on observable market data

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$60,002	$60,002	$-	$-
Short-term investments available for sale:
Corporate bonds	84,650	-	84,650	-
Time deposits	1,760	1,760	-	-
Derivatives	8,413	-	8,413	-
Total Assets	$154,825	$61,762	$93,063	$-

Liabilities
Derivatives	$(7,448)	-	(7,448)	-
Total Liabilities	$(7,448)	$-	$(7,448)	$-

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$68,577	$68,577	$-	$-
Short-term investments available for sale:
Corporate bonds	71,357	-	71,357	-
Time deposits	1,760	1,760	-	-
Derivatives	15,113	-	15,113	-
Total Assets	$156,807	$70,337	$86,470	$-

Liabilities
Derivatives	$(8,199)	$-	$(8,199)	$-
Total Liabilities	$(8,199)	$-	$(8,199)	$-

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

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of similar instruments. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the three month period ended March 31, 2017. There were no transfers in or out of Level 1 or Level 2 during the three month period ended March 31, 2017.

As of March  31, 2017, our short-term investments did not include sovereign debt from any country other than the United States.

We did not have any items that were measured at fair value on a nonrecurring basis at March  31, 2017 and December 31, 2016. The carrying value of net accounts receivable, accounts payable, and long-term debt contained in the Consolidated Balance Sheets approximates fair value.

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

We have operations in over 50 countries. Sales outside of the Americas accounted for approximately 61% of our net sales during each of the three month periods ended March 31, 2017 and 2016. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

We held forward contracts with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of March 31, 2017	As of December 31,
	(Unaudited)	2016
Chinese yuan	$20,703	$27,414
Euro	135,252	123,522
Japanese yen	35,812	44,982
Hungarian forint	62,523	57,077
British pound	-	-
Malaysian ringgit	40,768	42,510
Total forward contracts notional amount	$295,058	$295,505

The contracts in the foregoing table had contractual maturities of 36 months or less at March 31, 2017 and December 31, 2016.

At March 31, 2017, we expect to reclassify $5.5 million of gains on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $1.7 million of losses on derivative instruments from accumulated OCI to cost of sales during the next twelve months when the hedged cost of sales are incurred and $1.7 million of losses on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at March 31, 2017. Actual results may vary materially as a result of changes in the corresponding exchange rates subsequent to that date.

The gains and losses recognized in earnings due to hedge ineffectiveness were not material for each of the three month periods ended March 31, 2017 and 2016 and are included as a component of net income.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 120 days or less. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss).” As of March 31, 2017 and December 31, 2016, we held foreign currency forward contracts with a notional amount of $85 million and $60 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, respectively.

	Asset Derivatives
	March 31, 2017		December 31, 2016
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$5,717	Prepaid expenses and other current assets	$9,378

Foreign exchange contracts - LT forwards	Other long-term assets	2,463	Other long-term assets	3,866
Total derivatives designated as hedging instruments		$8,180		$13,244

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$233	Prepaid expenses and other current assets	$1,869
Total derivatives not designated as hedging instruments		$233		$1,869

Total derivatives		$8,413		$15,113

	Liability Derivatives
	March 31, 2017		December 31, 2016
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(3,631)	Accrued expenses and other liabilities	$(4,672)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(2,194)	Other long-term liabilities	(3,352)
Total derivatives designated as hedging instruments		$(5,825)		$(8,024)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(1,623)	Accrued expenses and other liabilities	$(175)
Total derivatives not designated as hedging instruments		$(1,623)		$(175)

Total derivatives		$(7,448)		$(8,199)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the three month periods ended March 31, 2017 and 2016, respectively:

March 31, 2017
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(5,309)	Net sales	$2,080	Net foreign exchange gain/(loss)	$-

Foreign exchange contracts - forwards and options	1,309	Cost of sales	(550)	Net foreign exchange gain/(loss)	-

Foreign exchange contracts - forwards and options	1,188	Operating expenses	(563)	Net foreign exchange gain/(loss)	-
Total	$(2,812)		$967		$-

March 31, 2016
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(3,040)	Net sales	$(237)	Net foreign exchange gain/(loss)	$-

Foreign exchange contracts - forwards and options	3,039	Cost of sales	(571)	Net foreign exchange gain/(loss)	-

Foreign exchange contracts - forwards and options	3,428	Operating expenses	(529)	Net foreign exchange gain/(loss)	-
Total	$3,427		$(1,337)		$-

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		March 31, 2017	March 31, 2016
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$(2,546)	(2,254)

Total		$(2,546)	$(2,254)

Note 6 – Inventories, net

Inventories, net consist of the following:

	March 31, 2017	December 31,
(In thousands)	(Unaudited)	2016

Raw materials	$95,189	$92,906
Work-in-process	8,601	9,125
Finished goods	91,088	91,577
	$194,878	$193,608

Note 7 – Intangible assets, net

Intangible assets at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017
(In thousands)	(Unaudited)			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$110,133	$(38,678)	$71,455	$103,887	$(39,180)	$64,707
Acquired technology	94,462	(81,426)	13,036	94,124	(79,485)	14,639
Patents	32,030	(18,233)	13,797	31,513	(17,573)	13,940
Other	43,117	(28,217)	14,900	42,848	(27,471)	15,377
	$279,742	$(166,554)	$113,188	$272,372	$(163,709)	$108,663

Software development costs capitalized for the three month periods ended March 31, 2017 and 2016 were $12.0 million and $8.3 million, respectively, and related amortization expense was $5.3 million and $4.4 million, respectively. Capitalized software development costs for the three month periods ended March 31, 2017 and 2016 included costs related to stock based compensation of $0.4 million and $0.3 million, respectively. The related amounts in the table above are net of fully amortized assets.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three to six years. Acquired technology and other intangible assets are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally 10 to 17 years. Total intangible assets amortization expenses were $8.4 million and $9.4 million for the three months ended March 31, 2017 and 2016, respectively.

 Note 8 – Goodwill

The carrying amount of goodwill as of March 31, 2017, was as follows:

Amount
(In thousands)
Balance as of December 31, 2016	$253,197
Acquisitions	-
Foreign currency translation impact	1,326
Balance as of March 31, 2017 (unaudited)	$254,523

The excess purchase price over the fair value of assets acquired is recorded as goodwill. As we have one operating segment comprised of components with similar economic characteristics, we allocate goodwill to one reporting unit for goodwill impairment testing. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 28, 2017.  No impairment of goodwill was identified during 2016 or 2017. (See “Note 17 – Acquisitions” of Notes to Consolidated Financial Statements for additional discussion related to our recent acquisitions).

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

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $12.1 million and $11.7 million unrecognized tax benefits at March 31, 2017 and December 31, 2016, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross increase in unrecognized tax benefits of $260,000 for the three month period ended March 31, 2017, as a result of tax positions related to the current year. As of March 31, 2017, it is reasonably possible that we will recognize tax benefits in the amount of $3.7 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority.  Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2017, we had approximately $1.2 million accrued for interest related to uncertain tax positions. The tax years 2008 through 2017 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 22% and 24% for the three month periods ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, the research and development tax credit, and a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit.

Our earnings in Hungary are subject to a statutory tax rate of 9%. In addition, our research and development activities in Hungary continue to benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. The tax position of our Hungarian operations resulted in income tax benefits of $2.9 million and $1.9 million for the three month periods ended March 31, 2017 and 2016, respectively.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2027. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The tax holiday resulted in income tax benefits of $0.6 million and $0.3 million for the three month periods ended March 31, 2017 and 2016, respectively.

No other taxing jurisdictions had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the IRS with regard to any foreign jurisdictions.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward and option contracts and securities classified as available-for-sale. The accumulated OCI, net of tax, for the three month periods ended March 31, 2017 and 2016, consisted of the following:

	March 31, 2017
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2016	$(37,174)	$(669)	3,222	$(34,621)
Current-period other comprehensive income (loss)	3,961	(4)	(1,845)	2,112
Reclassified from accumulated OCI into income	-	-	(967)	(967)
Income tax (benefit) expense	65	(20)	(1,002)	(957)
Balance as of March 31, 2017	$(33,278)	$(653)	$1,412	$(32,519)

	March 31, 2016
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2015	$(31,871)	$(857)	(5,362)	$(38,090)
Current-period other comprehensive (loss) income	14,357	338	2,090	16,785
Reclassified from accumulated OCI into income	-	-	1,337	1,337
Income tax expense	3,473	83	1,157	4,713
Balance as of March 31, 2016	$(20,987)	$(602)	$(3,092)	$(24,681)

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

Restricted stock plan

Our stockholders approved our 2005 Incentive Plan (the “2005 Plan”) in May 2005. At the time of approval, 4,050,000 shares of our common stock were reserved for issuance under this plan, as well as the number of shares which had been reserved but not issued under the 1994 Incentive Stock Option Plan (the “1994 Plan”) (our plan which terminated in May 2005), and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan, administered by the Compensation Committee of the Board of Directors, provided for granting of incentive awards in the form of restricted stock and RSUs to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. The 2005 Plan terminated on May 11, 2010, except with respect to outstanding awards previously granted thereunder. There were 3,362,304 shares of common stock that were reserved but not issued under the 2005 Plan as of May 11, 2010.

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

Our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”) on May 12, 2015. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 2,518,416 shares of common stock that were reserved but not issued under the 2010 Plan as of May 12, 2015, and any shares that were returned to the 1994, 2005, and the 2010 Plans as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2015 Plan, administered by the Compensation Committee of the Board of Directors, provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three, four, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. There were 4,730,268 shares available for grant under the 2015 Plan at March 31, 2017.

During the three month period ended March 31, 2017, we did not make any material changes in accounting principles or methods of estimates related to the 2005 Plan, the 2010 and the 2015 Plans. See “Note 1 – Basis of Presentation” of Notes to Consolidated Financial Statements for our discussion of the adoption of recent ASUs related to our accounting for stock-based compensation.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. On May 13, 2014, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan. At March 31, 2017, we had 605,695 shares of common stock reserved for future issuance under this plan. We issued 327,356 shares under this plan in the three month period ended March 31, 2017. The weighted average purchase price of the employees’ purchase rights was $23.88 per share during the three month period ended March 31, 2017. During the three month period ended March 31, 2017, we did not make any changes in accounting principles or methods of estimates with respect to such plan.

 Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

We have 5,000,000 authorized shares of preferred stock. On January 21, 2004, our Board of Directors designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with the adoption of a Preferred Stock Rights Agreement which expired on May 10, 2014. There were no shares of preferred stock issued and outstanding at March 31, 2017.

Stock repurchases and retirements

From time to time, our Board of Directors has authorized various programs for our repurchase of shares of our common stock depending on market conditions and other factors. Under the current program, we did not make any share repurchases during the three month period ended March 31, 2017. We repurchased a total of 170,790 shares of our common stock at a weighted average price per share of $27.18 during the three month period ended March 31, 2016. At March 31, 2017, there were 1,134,247 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date.

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

  Total net sales by the major geographic areas in which we operate, are as follows:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2017	2016
Net sales:
Americas	$118,441	$110,851
EMEIA	94,738	91,852
APAC	86,927	84,474
	$300,106	$287,177

Based on the billing location of the customer, total sales outside the U.S. for the three month periods ended March 31, 2017 and 2016 were $189 million and $183 million, respectively. Total property and equipment, net, outside the U.S. was $133 million as of March 31, 2017 and December 31, 2016.

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

The loans bear interest, at our option, at a base rate determined in accordance with the Loan Agreement, plus a spread of 0.0% to 0.5%, or a LIBOR rate plus a spread of 1.125% to 2.0%, in each case with such spread determined based on a ratio of consolidated indebtedness to EBITDA, determined in accordance with the Loan Agreement. Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date. We are also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.175% to 0.300%, with such rate determined based on the ratio described above. The Loan Agreement contains customary affirmative and negative covenants. The affirmative covenants include, among other things, delivery of financial statements, compliance certificates and notices; payment of taxes and other obligations; maintenance of existence; maintenance of properties and insurance; and compliance with applicable laws and regulations. The negative covenants include, among other things, limitations on indebtedness, liens, mergers, consolidations, acquisitions and sales of assets, investments, changes in the nature of the business, affiliate transactions and certain restricted payments. The Loan Agreement also requires us to maintain a ratio of consolidated indebtedness to EBITDA equal to or less than 3.25 to 1.00, and a ratio of consolidated EBITDA to interest expense greater than or equal to 3.00 to 1.00, in each case determined in accordance with the Loan Agreement. As of March 31, 2017, we were in compliance with all covenants in the Loan Agreement.

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

As of March 31, 2017, we had outstanding $25 million in borrowings under this line of credit. During the three month periods ended March 31, 2017 and March 31, 2016, we incurred interest expense related to our outstanding borrowings of $178,000 and $135,000, respectively. As of March 31, 2017 and March 31, 2016, the weighted-average interest rate on the revolving line of credit was 2.0% and 1.6%, respectively. These charges are included in “Other income (loss), net” in our Consolidated Statements of Income.

Note 14 – Commitments and contingencies

We offer a one-year limited warranty on most hardware products which is included in the terms of sale of such products. We also offer optional extended warranties on our hardware products for which the related revenue is recognized ratably over the warranty period. Provision is made for estimated future warranty costs at the time of the sale for the estimated costs that may be incurred under the standard warranty. Our estimate is based on historical experience and product sales during the period.  The warranty reserve for the three month periods ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2017	2016
Balance at the beginning of the period	$2,686	$1,755
Accruals for warranties issued during the period	595	455
Accruals related to pre-existing warranties	49	285
Settlements made (in cash or in kind) during the period	(536)	(734)
Balance at the end of the period	$2,794	$1,761

As of March 31, 2017, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $4.3 million over the next twelve months.

As of March 31, 2017, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $3.0 million, which are generally payable over the next twelve months.

Note 15 – Restructuring

We are taking steps to reduce our overall employee headcount by approximately 2% by the end of 2017. The timing and scope of headcount reductions will vary. This headcount reduction plan will look to minimize job duplication or evaluate where we should shift and centralize activities, improve efficiencies, and rebalance our resources on higher return activities.

A summary of the charges in the consolidated statement of operations resulting from our restructuring activities is shown below:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2017	2016
Cost of sales	333	-
Research and development	254	-
Sales and marketing	2,355	-
General and Administration	175	-
Total restructuring and other related costs	3,117	-

A liability of $2 million related to this initiative was recorded in accounts payable of the consolidated balance sheet at March 31, 2017.

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

Note 17 – Subsequent events

On April 26, 2017, our Board of Directors declared a quarterly cash dividend of $0.21 per common share, payable on June 5, 2017, to stockholders of record on May 15, 2017.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein regarding our future financial performance, operations or other matters (including, without limitation, statements to the effect that we “believe,” "expect," "plan," "may," "will,” “intend to,” "project," “anticipate”, "continue," or "estimate" or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” beginning on page 33, and in the discussion below. Readers are also encouraged to refer to the documents regularly filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2016, for further discussion of our business and the risks attendant thereto.

Overview

We design, manufacture and sell systems to engineers and scientists that accelerate productivity, innovation and discovery. Our platform-based approach to engineering provides an integrated software and hardware platform that speeds the development of systems needing measurement and control. We believe our long-term vision and focus on technology supports the success of our customers, employees, suppliers and stockholders. We sell to a large number of customers in a wide variety of industries. We have been profitable in every year since 1990.

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

Leveraging a worldwide sales, distribution and manufacturing network

We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators, and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 61% of our net sales during each of the three month periods ended March 31, 2017 and 2016, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total net sales will continue to be derived from international sales. (See “Note 12 – Segment and geographic information” of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales).

We manufacture substantially all of our product volume at our facilities in Debrecen, Hungary and Penang, Malaysia. In the remainder of 2017, our site in Malaysia is expected to produce approximately 35% of our global production and our site in Hungary is expected to produce approximately 65% of our global production. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. Most of our electronic circuit card assemblies, modules and chassis are manufactured in house, although subcontractors are used from time to time. The majority of our electronic cable assemblies are produced by subcontractors; however, we do manufacture some on an exception basis. Our software duplication, technical manuals and product support documentation is primarily produced by subcontractors.

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

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. In assessing our business, we consider the trends in the Global Purchasing Managers’ Index (“PMI”), global industrial production as well as industry reports on the specific vertical industries that we target. Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the Global PMI. In the three month period ended March 31, 2017, the average of the Global PMI was 52.9 and the average of the new order element of the Global PMI was 54.1. During the three month period ended March 31, 2017, the PMI in the U.S. and the Eurozone maintained readings at or above 50. Although these readings are indicative of expansion in the industrial sector, we are unable to predict whether the industrial economy, as measured by the PMI, will remain above the neutral reading of 50, strengthen or contract during the remainder of 2017.

We are pleased with our disciplined execution which allowed us to deliver record revenue for a first quarter while improving our operating profitability during the first quarter of 2017 compared to the first quarter of 2016. We are taking steps to reduce our overall headcount by approximately 2% and expect to incur $6-7 million in charges, net of tax, in 2017, as a result of these actions. We remain concerned about the geopolitical and fiscal instability in the Middle East, the Korean peninsula, the deteriorating U.S. and Russian diplomatic relations, the ongoing uncertainty created by the execution of the exit by the U.K. from the European Union (“Brexit”) as well as uncertainty created by the various policy proposals by the new administration in the U.S. While we remain cautious in the short-term due to uncertain economic conditions, we are optimistic about our long-term position in the industry through the sustained differentiation we deliver to our customers through our platform-based approach.  In the first quarter of 2017, we saw a 4% year over year increase from orders under $20,000, a 9% year over year increase from orders between $20,000 and $100,000, and a 17% year over year increase from orders over $100,000. Excluding our largest customer, orders over $100,000 were up 22% year over year. The timing and amount of orders from our largest customer are unpredictable and therefore can cause unusual variations in the results and trends of our business. See “Results of Operations” below for additional discussion on the impact of orders from our largest customer on our business for the three month period ended March 31, 2017.

During the first quarter of 2017, we continued to see a strong U.S. dollar in many of the currency markets where we have exposure, although the year over year impact of the strong dollar was not significant to our results of operations. As of the date of this filing, the U.S. dollar index, as tracked by the St. Louis Federal Reserve, remains near a ten year high. See “Results of Operations” below for additional discussion on the impact of foreign exchange rates on our business for the three month period ended March 31, 2017. See “Our Revenues are Subject to Seasonal Variations” under “Risk Factors” for additional discussion of potential fluctuations in our net sales.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended March 31,
	(Unaudited)
	2017	2016
Net sales:
Americas	39.5%	38.6%
EMEIA	31.6	32.0
APAC	28.9	29.4
Total net sales	100.0	100.0
Cost of sales	25.5	26.5
Gross profit	74.5	73.5
Operating expenses:
Sales and marketing	39.1	39.4
Research and development	19.4	20.7
General and administrative	8.6	8.6
Total operating expenses	67.1	68.7
Operating income	7.4	4.8
Other income (expense):
Interest income	0.1	0.1
Net foreign exchange loss	0.1	0.2
Other income, net	0.1	(0.8)
Income before income taxes	7.7	4.3
Provision for income taxes	1.7	1.0
Net income	6.0%	3.3%

  Figures may not sum due to rounding.

Results of Operations for the three months ended March 31, 2017 and 2016

Net Sales.    The following table sets forth our net sales for the three month periods ending March 31, 2017 and 2016 along with the changes between the corresponding periods.

	Three Months Ended March 31,
	(Unaudited)
			Change
(In millions)	2017	2016	Dollars	Percentage

Product sales	271.5	259.5	12.0	4.7%
Software maintenance sales	28.6	27.7	0.9	3%
Total net sales	$300.1	$287.2	12.9	4.5%

Large orders, defined as orders with a value greater than $100,000, increased by 17% year over year during the three months ended March 31, 2017, compared to the year over year increase of 3% in the three month period ended March 31, 2016. A significant factor in the continued expansion of our large orders in the three month period ended March 31, 2017, compared to the comparable period in 2016 was the strong demand for our RF products and semiconductor test systems. Year over year, orders from our largest customer decreased by 26% in the three months ended March 31, 2017. Excluding the impact of our largest customer, large orders increased by 22% year over year during the three month period ended March 31, 2017. Orders from our largest customer are discussed in more detail below. During the three month periods ended March 31, 2017 and 2016, large orders were 25% and 23% of our total orders, respectively. Large orders are more volatile, are subject to greater discount variability and may contract at a faster pace during an economic downturn compared to our other orders.

During the three month periods ended March 31, 2017 and 2016, we received $4.6 million and $6.3 million, respectively, in orders from our largest customer. In the three month periods ended March 31, 2017 and 2016, we recognized net sales of $4.4 million and $9 million, respectively, from orders from our largest customer.

The following table sets forth our net sales by geographic region for the three month periods ending March 31, 2017 and 2016 along with the changes between the corresponding periods and the region’s percentage of total net sales.

	Three Months Ended March 31,
	(Unaudited)
			Change
(In millions)	2017	2016	Dollars	Percentage

Americas	$118.5	$110.9	7.7	6.9%
Percentage of total net sales	39.5%	38.6%

EMEIA	$94.7	$91.8	2.9	3.1%
Percentage of total net sales	31.6%	32.0%

APAC	$86.9	$84.5	2.4	2.9%
Percentage of total net sales	28.9%	29.4%

We expect sales outside of the Americas to continue to represent a significant portion of our net sales. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.  Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), EMEIA, and APAC are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. In order to provide a framework for assessing how our underlying business performed, excluding the effects of foreign currency fluctuations between periods, we compare the percentage change in our results from period to period using constant currency disclosure. To calculate the change in constant currency, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e. the average rates in effect during the three month period ended March 31, 2016). The following tables present this information, along with the impact of changes in foreign currency exchange rates on sales denominated in local currencies, for the three month periods ended March 31, 2017 and 2016.

	Three Months ended March 31, 2016	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Three Months ended March 31, 2017
(In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$110.9	7.4	6.7%	0.3	0.2%	118.5
EMEIA	$91.8	4.3	4.7%	(1.4)	(1.6%)	94.7
APAC	$84.5	2.2	2.6%	0.2	0.3%	86.9
Total net sales	$287.2	13.9	4.8%	(1.0)	(0.3%)	300.1

  Figures may not sum due to rounding.

To help protect against changes in U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted net sales denominated in foreign currencies with average rate forward contracts. During the three month periods ended March 31, 2017 and 2016, these hedges had the effect of increasing our net sales by $2.1 million and decreasing our net sales by $0.2 million, respectively. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our net sales for 2017 and 2016).

Gross Profit. Our gross profit as a percentage of sales is impacted by many factors including changes in the amount of revenues from our largest customer and changes in the foreign currency exchange markets. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle. The following table sets forth our gross profit and gross profit as a percentage of net sales for the three month periods ending March 31, 2017 and 2016 along with the percentage changes in gross profit for the corresponding periods.

	Three Months Ended March 31,
	(Unaudited)

(In millions)	2017	2016

Gross Profit	$223.6	$211.0
% change compared with prior period	5.9%
Gross Profit as a percentage of net sales	74.5%	73.5%

The increase in gross profit for the three months ended March 31, 2017 relative to the comparable period last year was primarily driven by strong demand for new and differentiated products with relatively high gross profit margins, including our LabVIEW software platform and semiconductor test hardware. For each of the three month periods ended March 31, 2017 and 2016, the change in exchange rates had the effect of decreasing our cost of sales by $0.5 and $2.0 million, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During each of the three month periods ended March 31, 2017 and 2016, these hedges had the effect of increasing our cost of sales by $0.6 million. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our cost of sales for 2017 and 2016).

We do not typically maintain a large amount of order backlog as orders typically translate to sales quickly. As such, any weakness in orders typically has a pronounced impact on our net sales in the short term.

Operating Expenses. The following table sets forth our operating expenses for the three month periods ending March 31, 2017 and 2016 along with the percentage changes between the corresponding periods and the line item as a percentage of total net sales.

	Three Months Ended March 31,
	(Unaudited)
(In thousands)	2017	2016	Change

Sales and marketing	$117,258	$113,207	4%
Percentage of total net sales	39%	39%

Research and development	$58,263	$59,340	-2%
Percentage of total net sales	19%	21%

General and Administrative	$25,743	$24,640	4%
Percentage of total net sales	9%	9%

Total operating expenses	$201,264	$197,187	2%
Percentage of total net sales	67%	69%

During the three month period ending March 31, 2017, the year over year increase in operating expenses was primarily the result of an increase in personnel related expenses of $7.0 million due to salary increases in the second half of 2016, increased variable compensation in regions with strong local currency growth, and an increase in our employer matching contribution for our defined contribution retirement plan. In addition, building and equipment costs increased by $1.5 million, which was offset by decreases in travel, marketing, and outside services due to cost reduction initiatives implemented in the fourth quarter of 2016. Additionally, software development costs decreased by $3.6 million due to a corresponding increase in capitalization of software development costs compared to the three month period ended March 31, 2016. The year over year change in exchange rates had the effect of decreasing our operating expenses by $1.5 million.

We believe that our long-term growth and success depends on developing high quality software and hardware products on a timely basis. We are focused on leveraging recent investments in research and development and in our field sales force and taking actions to help ensure that those resources are concentrated in areas and on initiatives that will contribute to future growth in our business. The decrease in our research and development expenses for the three month period ended March 31, 2017, compared to the three month period ended March 31, 2016 was primarily driven by the increase in capitalized software development costs related to significant investment in several new software products. The increase in our sales and marketing expenses for the three month period ended March 31, 2017, compared to the three month period ended March 31, 2016, was primarily driven by increased variable compensation in regions with strong local currency growth.

We are taking steps to reduce our overall employee headcount by approximately 2% by the end of 2017. The timing and scope of headcount reductions will vary. This headcount reduction plan will look to minimize job duplication or evaluate where we should shift and centralize activities, improve efficiencies, and rebalance our resources on higher return activities. (See “Note 15 – Restructuring” of Notes to Consolidated Financial Statements for a further description of our recent restructuring activities).

We will hold our annual global sales conference and NIWeek conference in May 2017. Previously, these events in Austin, Texas were held in the third quarter. We expect this will result in a shift in operating expenses from the third quarter to the second quarter of 2017.

Operating Income.  For the three month periods ended March 31, 2017 and 2016, operating income was $22 million and $14 million, respectively, an increase of 61%. As a percentage of net sales, operating income was 7% and 5% for three month periods ended March 31, 2017 and 2016, respectively. The increase in operating income for the three month period ended March 31, 2017, compared to the three month period ended March 31, 2016, is attributable to the factors discussed in Net Sales, Gross Profit and Operating Expenses above.

Interest Income.    For each of the three month periods ended March 31, 2017 and 2016, interest income was $0.3 million. We are seeing improving yields for high quality investment alternatives that comply with our corporate investment policy. We expect yields in these types of investments to continue to increase moderately during the remainder of 2017.

Net Foreign Exchange Gain/(Loss).    For the three month periods ended March 31, 2017 and 2016, net foreign exchange gain was $0.1 million and $0.6 million, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During the first quarter of 2017, we continued to see broad volatility in the foreign currency exchange markets and a strong U.S. dollar in many of the currency markets where we have exposure, with the trade-weighted U.S. dollar index, as tracked by the St. Louis Federal Reserve, near a ten year high. In addition, the announcement of Brexit caused significant short-term volatility in the foreign currency markets and an approximately 12% devaluation of the GBP against the U.S. dollar. The ongoing uncertainty surrounding the implementation of Brexit, including the conditions and timing of the exit negotiation period, and uncertainty in relation to the relationship of the U.K. with the remaining members of the E.U. (including in relation to trade) has caused and is likely to continue to cause continued volatility in the foreign currency markets. We cannot predict the direction or degree of future volatility in the foreign exchange markets or the impact the impending Brexit U.K. referendum will have in future periods. In the past, we have noted that significant volatility in the foreign currency exchange markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent net sales and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our net sales growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange gain (loss).” Our hedging strategy decreased our foreign exchange gains by $2.5 million and $2.3 million in the three month periods ended March 31, 2017 and March 31, 2016, respectively. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

Provision for Income Taxes.    For the three month periods ended March 31, 2017 and March  31, 2016, our provision for income taxes reflected an effective tax rate of 22% and 24%, respectively. The factors that caused our effective tax rate to change year over year are detailed in the table below:

Three Months Ended
March 31, 2017
(Unaudited)
Effective tax rate at March 31, 2016	24%
Change in profit in foreign jurisdictions with reduced tax rates	(4)
Change in enhanced deduction for certain research and development expenses	7
Change in intercompany profit	(4)
Change in unrecognized tax benefits	(1)
Effective tax rate at March 31, 2017	22%

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

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2017	2016
Stock-based compensation
Cost of sales	$575	$548
Sales and marketing	2,626	2,937
Research and development	2,054	2,349
General and administrative	1,224	908
Provision for income taxes	(1,675)	(2,093)
Total	$4,804	$4,649

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2017	2016
Amortization of acquired intangibles
Cost of sales	$1,590	$3,042
Sales and marketing	478	819
Research and development	263	261
Other income, net	-	-
Provision for income taxes	(554)	221
Total	$1,777	$4,343

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2017	2016
Acquisition transaction costs, restructuring charges, and other
Cost of sales	$336	$106
Sales and marketing	2,375	57
Research and development	399	258
General and administrative	177	30
Foreign exchange gain (loss) [1]	-	94
Other income, net[2]	-	2,474
Provision for income taxes	(1,065)	(1,041)
Total	$2,222	$1,978
(1) Foreign exchange losses on acquisitions were $0 and $94 for the three month periods ended March 31, 2017 and 2016, respectively
(2) Taxes levied on the transfer of acquired intellectual property were $0 and $2,474 for the three months ended March 31, 2017 and 2016, respectively

Liquidity and Capital Resources

Overview

At March 31, 2017, we had $365 million in cash, cash equivalents and short-term investments. Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $4.5 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. Approximately $61 million or 17% of these amounts were held in domestic accounts with various financial institutions and $304 million or 83% was held in accounts outside of the U.S. with various financial institutions. At March 31, 2017, we had cash and cash equivalents of $279 million, of which $61 million or 22% was held in domestic accounts and $218 million or 78% was held in various accounts of our foreign subsidiaries. At March 31, 2017, we had short-term investments of $86 million, all of which was held in investment accounts of our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

The following table sets forth our working capital, cash and cash equivalents, and short-term investments as of March 31, 2017 and December 31, 2016 along with the changes between the corresponding periods:

	March 31, 2017	December 31,	Increase/
(In thousands)	(unaudited)	2016	(Decrease)

Working capital	$567,004	$574,572	$(7,568)
Cash and cash equivalents (1)	279,008	285,283	(6,275)
Short-term investments (1)	86,410	73,117	13,293
Total cash, cash equivalents and short-term investments	$365,418	$358,400	$7,018

(1) Included in working capital

Our principal sources of liquidity include cash, cash equivalents, and marketable securities, as well as the cash flows generated from our operations. We also have additional borrowing capacity under our Loan Agreement. Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. (See “Note 13 – Debt” of Notes to Financial Statements for additional information on our revolving line of credit).

The primary drivers of the net decrease in working capital between December 31, 2016 and March 31, 2017 included:

o

Accounts receivable decreased by $4 million which can primarily be attributed to our decrease in net sales for the three month period ended March 31, 2017 compared to the three month period ended December 31, 2016. Days sales outstanding (“DSO”) increased to 69 days at March 31, 2017, compared to 66 days at December 31, 2016. DSO has been negatively impacted in markets where many of our customer accounts are denominated in U.S. dollars but devaluation of the local currency has been significant, including Russia.

o	Accounts payable increased by $7 million which can primarily be attributed to the timing of invoices from our service providers and costs arising from our restructuring initiative.

o	Prepaid expenses and other current assets decreased by $8 million which was primarily related to changes in the fair value of our foreign currency forward exchange contracts.

o	The current portion of deferred revenue increased by $6 million, primarily due to increases in amounts received for software maintenance renewals and growth in our enterprise licensing agreements.

o	Other taxes payable decreased by $15 million primarily related to the timing of payments for VAT and other indirect taxes.

o

Cash, cash equivalents, and short-term investments increased by $7 million. Additional analysis of the changes in our cash flows for the three month period ended March 31, 2017 compared to the three month period ended March 31, 2016 are discussed below.

Analysis of Cash Flow

The following table summarizes our cash flow results for the three month periods ended March 31, 2017 and 2016.

	Threee Months Ended March 31,
	(unaudited)
	2017	2016
Cash provided by operating activities	46,676	44,364
Cash provided by (used in) investing activities	(36,282)	399
Cash used in financing activities	(19,384)	(34,753)
Effect of exchange rate changes on cash	2,715	4,261
Net change in cash and cash equivalents	(6,275)	14,271
Cash and cash equivalents at beginning of year	285,283	251,129
Cash and cash equivalents at end of period	279,008	265,400

Operating Activities Cash provided by operating activities for the three month period ended March 31, 2017 improved by $2 million compared to the same period in 2016. This increase was due to a $9 million increase in net income offset by a $7 million decrease in cash provided by operating assets and liabilities. The decrease in cash provided by operating assets was primarily related to the timing of payments to tax authorities and vendors compared to the same period in 2016.

Investing Activities Cash used for investing activities for the three month period ended March 31, 2017 increased by $37 million compared to the same period in 2016. This was primarily attributable to a net purchase of short-term investments of $13 million compared to a net sale of short-term investments of $19 million during the same period in 2016, primarily driven by favorable increases in the yields offered by our short-term investments. Cash outflows related to capitalized software development also increased by $4 million compared to the same period in 2016.

Financing Activities Cash used by financing activities decreased by $15 million for the three month period ended March 31, 2017 compared to the same period in 2016. This was primarily due to a $17 million decrease in cash outflows related to repayments under our Loan Agreement and repurchases of our common stock, partially offset by a $2 million increase related to the increase in our quarterly dividend.  From time to time, our Board of Directors has authorized various programs for our repurchase of shares of our common stock depending on market conditions and other factors. Under the current program, we did not repurchase any shares during the three months ended March 31, 2017. (See “Note 11 – Authorized shares of common and preferred stock and stock-based compensation plans” of Notes to Consolidated Financial Statements for additional discussion about our equity compensation plans).

Contractual Cash Obligations.    Information related to our contractual obligations as of December 31, 2016 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations,” in Part II-Item 7 of our Annual Report on Form 10-K. There were no material changes outside the ordinary course of business to our contractual obligations (including non-cancellable operating leases) reported in our 2016 Annual Report on Form 10-K.

Loan Agreement.  On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank (the “Lender”). On October 29, 2015, we entered into a First Amendment to Loan Agreement (the “Amendment”) with the Lender, which amended our Loan Agreement to among other things, (i) increase the unsecured revolving line of credit from $50 million to $125 million, (ii) extend the maturity date of the line of credit from May 9, 2018 to October 29, 2020, and (iii) provide us with an option to request increases to the line of credit of up to an additional $25 million in the aggregate, subject to consent of the Lender and terms and conditions to be mutually agreed between us and the Lender. Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Loan Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Loan Agreement. We may choose to borrow additional funds against this line of credit in future periods to have sufficient domestic cash to fund continued dividends to our stockholders, to fund potential acquisitions or other domestic general corporate purposes without the need to repatriate foreign earnings. (See Note 13 – Debt of Notes to Consolidated Financial Statements for additional details on our revolving line of credit).

Off-Balance Sheet Arrangements.    We do not have any off-balance sheet debt. At March 31, 2017, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

Recently Issued and Adopted Accounting Pronouncements

There was no material change to our critical accounting policies or in the underlying accounting assumptions and estimates from those described in our Annual Report, other than recently adopted accounting principles for the issuance of ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory as disclosed in Note 1 to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

See “Note 1 – Basis of Presentation and recent accounting pronouncements” in Notes to Consolidated Financial Statements for additional information.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Changes in currency exchange rates and interest rates are our primary financial market risks. Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our 2016 Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There were no material changes during the three months ended March 31, 2017 to this information reported in our 2016 Annual Report on Form 10-K.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2017, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2017, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Uncertain Global Economic Conditions Could Materially Adversely Affect Our Business and Results of Operations.  Our operations and performance are sensitive to fluctuations in general economic conditions, both in the U.S. and globally. We remain concerned about the geopolitical instability in the Middle East, the Korean peninsula, the deteriorating U.S. and Russian diplomatic relations, the ongoing uncertainty created by the execution of the exit by the U.K. from the European Union (“Brexit”) as well as uncertainty created by the various policy proposals by the new administration in the U.S. These factors as well as others we may not contemplate could have a material adverse effect on the spending patterns of businesses including our current and potential customers which could have a material adverse effect on our net sales and our results of operations. See “Current business outlook” in this Form 10-Q for information regarding recent business conditions.

 We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results.    We have an operating budget for 2017. Our budget was established based on the estimated revenue from sales of our products which are based on anticipated economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. If demand for our products during the remainder of 2017 is less than the demand we anticipated in setting our 2017 budget, our operating results could be negatively impacted.

If we exceed our budgeted level of expenses or if we cannot reduce expenditures in response to a decrease in net sales, our operating results could be adversely affected. Our spending could exceed our budget due to a number of factors, including, but not limited to:

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

In addition, the announcement of Brexit caused significant short-term volatility in the foreign currency markets and an approximately 12% devaluation of the GBP against the U.S. dollar. During the first quarter of 2017, the British Parliament voted in favor of allowing the government to begin the formal process of Brexit and discussions with the E.U. began on March 29, 2017. The continuing uncertainty during the negotiations between the U.K and E.U. may lead to broader negative business sentiment resulting in less demand for our products which would negatively impact our net sales and results of operations.

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

We are Subject to Various Risks Associated with International Operations and Foreign Economies. Our international sales are subject to inherent risks, including, but not limited to:

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

Orders With a Value of Greater than One Million Dollars Expose Us to Significant Additional Business and Legal Risks that Could Have a Material Adverse Impact on our Business, Results of Operations and Financial Condition. We continue to make a concentrated effort to increase our net sales through the pursuit of orders with a value greater than $1.0 million. These types of orders expose us to significant additional business and legal risks compared to smaller orders. Our very large customers frequently require contract terms that vary substantially from our standard terms of sale. At times these orders include critical delivery commitments and severe contractual liabilities if we fail to provide the required quantity of products at the required delivery times. At times these customers have also imposed product acceptance requirements and product performance evaluations which creates uncertainty with respect to the timing of our ability to recognize revenue from such orders. In some instances, the arrangements allow the customer to cancel or delay orders without liability, can require us to develop specific product mitigation plans for product delivery constraints caused by unexpected or catastrophic situations to help assure quick production recovery, may require most favored customer pricing, significant discounts, extended payment terms and volume rebates. These customers may also request broad indemnity obligations and large direct and consequential damage provisions in the event their contracts with us are breached. These contracts may also have supply constraint requirements which mandate that we allocate large product inventories for a specific contract. These inventory requirements expose us to higher risks of inventory obsolescence and can adversely impact our ability to provide adequate product supply to other customers

While we attempt to limit the number of contracts that contain the non-standard terms of sale described above and attempt to contractually limit our potential liability under such contracts, we have been and expect to be required to agree to some or all such provisions to secure orders from these customers and to continue to grow our business. These arrangements expose us to significant additional legal and operational risks which could result in a material adverse impact on our business, results of operations and financial condition. In addition, these larger orders are more volatile, are subject to greater discount variability and may contract at a faster pace during an economic downturn. We attempt to manage these risks but there can be no assurance that we will be successful in our efforts.

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

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including, but not limited to:

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

Our Quarterly Results are Subject to Fluctuations Due to Various Factors that May Adversely Affect Our Business and Result of Operations.  Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including, but not limited to:

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

Tax Law Changes in Hungary Could Have a Negative Impact on our Effective Tax Rate, Earnings and Results of Operations. The profit from our Hungarian operation benefits from the fact that it is subject to an effective income tax rate that is lower than the U.S. federal statutory tax rate of 35%. Our earnings in Hungary are subject to a statutory tax rate of 9%. In addition, effective January 1, 2010, certain qualified research and development expenses in Hungary became eligible for an enhanced tax deduction. These tax benefits may not be available in future years due to changes in political conditions in Hungary or changes in tax laws in Hungary or in the U.S. The reduction or elimination of these benefits in Hungary or future changes in U.S. law pertaining to the taxation of foreign earnings could result in an increase in our future effective income tax rate which could have a material adverse effect on our operating results. (See “Note 9 – Income taxes” of Notes to Consolidated Financial Statements for additional discussion regarding the impact of these matters on our income taxes).

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

Our Manufacturing Capacity, and a Substantial Majority of our Warehousing and Distribution Capacity is Located Outside of the U.S. We manufacture substantially all of our product volume at our facilities in Debrecen, Hungary and Penang, Malaysia. In order to enable timely shipment of products to our customers we maintain the substantial majority of our inventory at our international locations. In addition to being subject to the risks of maintaining such a concentration of manufacturing capacity and global inventory, these facilities and their operations are also subject to risks associated with doing business internationally, including, but not limited to:

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

We Rely on Management Information Systems and Interruptions in our Information Technology Systems or Cyber-Attacks on our Systems Could Adversely Affect our Business.  We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business. During the past year, we devoted significant resources to the consolidation and migration of our existing ERP systems into a global single instance of the ERP software. During the remainder of 2017, we plan to devote significant resources to completing this transition. Although the transition has proceeded to date without any material disruption in our business systems, the possibility exists that our migration to the new ERP system could adversely affect our operating results, internal controls over financial reporting, and other business processes. We rely on a primary global center for our management information systems and on multiple systems in branches not covered by our global center. As with any information system, unforeseen issues may arise that could affect our ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that our global center for information systems or our branch operations could experience a complete or partial shutdown. A significant system or network disruption could be the result of new system implementations, computer viruses, cyber-attacks, security breaches, facility issues or energy blackouts.  Threats to our information technology security can take a variety of forms and individuals or groups of hackers or sophisticated organizations including state-sponsored organizations, may take steps that pose threats to our customers and our infrastructure. If we were to experience a shutdown, disruption or attack, it would adversely impact our product shipments and net sales, as order processing and product distribution are heavily dependent on our management information systems. Such an interruption could also result in a loss of our intellectual property or the release of sensitive competitive information or partner, customer or employee personal data. Any loss of such information could harm our competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages caused by the disruptions or security breaches. In addition, changing laws and regulations governing our responsibility to safeguard private data could result in a significant increase in operating or capital expenditures needed to comply with these new laws or regulations. Accordingly, our operating results in such periods would be adversely impacted. From time to time, we have experienced attempts to breach our security and attempts to introduce malicious software into our information technology systems; however, such attacks have not previously resulted in any material damage to us.

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

We are Subject to Risks Associated with Our Website.  We devote significant resources to maintaining our website, ni.com, as a key marketing, sales and support tool and expect to continue to do so in the future. During the past year, we devoted significant resources to implementing new platforms for ni.com and these efforts will continue during the remainder of 2017. There can be no assurance that we will be successful in our attempt to leverage the Web to increase sales. Failure to properly maintain our Website may interrupt normal operations, including our ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business which would have a material adverse effect on our results of operations. We host our Website internally. Any failure to successfully maintain our Website or any significant downtime or outages affecting our Website could have a material adverse impact on our operating results.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our management’s certification of adequate disclosure controls and procedures as of March 31, 2017. Our most recent annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. Our most recent annual report on Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

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

Our Business Depends on the Continued Service of Our Key Management and Technical Personnel.  Our success depends upon the continued contributions of our key management, sales, marketing, research and development and operational personnel including Alex Davern, our President and Chief Executive Officer, and other members of our senior management and key technical personnel.  In connection with his promotion to Chief Executive Officer in January 2017, we entered into an employment agreement with Mr. Davern.  We have no other agreements providing for the employment of any of our key employees for any fixed term and our key employees may voluntarily terminate their employment with us at any time. The loss of the services of one or more of our key employees in the future could have a material adverse effect on our operating results. We also believe our future success will depend upon our ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, as well as training, motivating and supervising employees. The market for hiring and retaining certain technical personnel, including software engineers, has become more competitive and intense in recent years. Failure to attract and retain a sufficient number of qualified technical personnel, including software engineers or retain our key personnel could have a material adverse effect on our operating results.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

At March 31, 2017, there were 1,134,247 shares available for repurchase under our repurchase plan approved on April 21, 2010. This repurchase plan does not have an expiration date. The following table provides information as of March 31, 2017 with respect to the shares of our common stock that we repurchased during the first quarter of 2017.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

January 1, 2017 to January 31, 2017	-	-	-	1,134,247

February 1, 2017 to February 28, 2017	-	-	-	1,134,247

March 1, 2017 to March 31, 2017	-	-	-	1,134,247
Total	-	$-	-	1,134,247

 ITEM 5.OTHER INFORMATION

From time to time our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Jeffrey L. Kodosky and James J. Truchard have made periodic sales of our stock pursuant to such plans.

ITEM 6	EXHIBITS
3.1(1)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(4)	Specimen of Common Stock certificate of the Company.
10.1(4)	Form of Indemnification Agreement.
10.2(5)	1994 Employee Stock Purchase Plan, as amended.*
10.3(5)	National Instruments Corporation Annual Incentive Program, as amended.*
10.4(6)	2005 Incentive Plan.*
10.5(7)	2005 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.6(8)	2005 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.7(9)	2005 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.8(10)	2005 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.9(11)	2010 Incentive Plan.*
10.10(12)	2010 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.11(13)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.12(14)	2010 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.13(15)	2010 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.14(16)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.15(17)	RSU Vesting Acceleration Agreement between the Company and Alexander M. Davern, effective as of October 28, 2014.*
10.16(18)	Loan Agreement, dated as of May 9, 2013, by and among National Instruments Corporation, the guarantors from time to time party thereto and Wells Fargo Bank, National Association, as lender.
10.17(19)	2015 Equity Incentive Plan.*
10.18(20)	2015 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.19(21)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.20(22)	2015 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.21(23)	2015 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.22(24)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting – Threshold Performance Goal).*
10.23(25)	2015 Form of Restricted Stock Unit Award Agreement (Employee-Time Based Vesting).*
10.24(26)	Performance Cash Incentive Plan.*
10.25(27)	First Amendment to Loan Agreement, dated as of October 29, 2015, by and among National Instruments Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as lender
10.26(28)	RSU Vesting Acceleration Agreement between the Company and Eric H. Starkloff, effective as of February 26, 2016.*
10.27(29)	RSU Vesting Acceleration Agreement between the Company and Scott A. Rust, effective as of February 26, 2016.*
10.28(30)	Employment Agreement between the Company and Alexander M. Davern, dated August 29, 2016 and effective January 1, 2017.*†
10.29	Offer Letter between the Company and Karen Rapp dated March 22, 2017.*
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2013.
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 000-25426).
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 8-A on April 27, 2004 (File No. 000-25426).
(4)	Incorporated by reference to the Company’s Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.

(5)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2016.
(6)	Incorporated by reference to exhibit A of the Company’s Proxy Statement filed on April 4, 2005 (File No. 000-25426).
(7)	Incorporated by reference to exhibit 10.8 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(8)	Incorporated by reference to exhibit 10.9 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(9)	Incorporated by reference to exhibit 10.10 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(10)	Incorporated by reference to exhibit 10.11 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(11)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on May 17, 2010 (File No. 000-25426).
(12)	Incorporated by reference to exhibit 10.2 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(13)	Incorporated by reference to exhibit 10.3 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(14)	Incorporated by reference to exhibit 10.4 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(15)	Incorporated by reference to exhibit 10.5 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(16)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on April 25, 2014.
(17)	Incorporated by reference to exhibit 10.16 filed with the Company’s Form 10-K for the fiscal year ended December 31, 2014.
(18)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on May 13, 2013.
(19)	Incorporated by reference to exhibit B of the Company’s Proxy Statement filed on April 1, 2015.
(20)	Incorporated by reference to exhibit 10.18 filed with the Company’s Form 10-Q filed on July 31, 2015.
(21)	Incorporated by reference to exhibit 10.19 filed with the Company’s Form 10-Q filed on July 31, 2015.
(22)	Incorporated by reference to exhibit 10.20 filed with the Company’s Form 10-Q filed on July 31, 2015.
(23)	Incorporated by reference to exhibit 10.21 filed with the Company’s Form 10-Q filed on July 31, 2015.
(24)	Incorporated by reference to exhibit 10.22 filed with the Company’s Form 10-Q filed on July 31, 2015.
(25)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on December 16, 2016.
(26)	Incorporated by reference to exhibit C of the Company’s Proxy Statement filed on April 1, 2015.
(27)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on October 30, 2015.
(28)	Incorporated by reference to exhibit 10.25 filed with the Company’s Form 10-Q filed on May 2, 2016.
(29)	Incorporated by reference to exhibit 10.26 filed with the Company’s Form 10-Q filed on May 2, 2016.
(30)	Incorporated by reference to exhibit 10.27 filed with the Company’s Form 10-Q filed on October 31, 2016.
*	Management Contract or Compensatory Plan or Arrangement
†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted and submitted separately with the Securities and Exchange Commission.

SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 1, 2017

NATIONAL INSTRUMENTS CORPORATION
By: /s/ John C. Roiko
John C. Roiko
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)