Form 10-Q
period 2017-06-30
NATIONAL INSTRUMENTS CORP
filed 2017-08-01
CIK 935494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  ☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2017 or

☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number:  0-25426

NATIONAL INSTRUMENTS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-1871327 (I.R.S. Employer Identification Number)

11500 North MoPac Expressway Austin, Texas	78759
(address of principal executive offices)	(zip code)

Registrant's telephone number, including area code:  (512) 683-0100

_____________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒Accelerated filer ☐Non-accelerated filer ☐Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2017
Common Stock - $0.01 par value	130,493,232

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.Financial Statements

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$263,150	$285,283
Short-term investments	105,284	73,117
Accounts receivable, net	230,958	228,686
Inventories, net	186,155	193,608
Prepaid expenses and other current assets	52,568	53,953
Total current assets	838,115	834,647
Property and equipment, net	256,761	260,456
Goodwill	261,411	253,197
Intangible assets, net	120,327	108,663
Other long-term assets	28,700	39,601
Total assets	$1,505,314	$1,496,564
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$54,214	$48,800
Accrued compensation	36,672	27,743
Deferred revenue - current	120,212	115,577
Accrued expenses and other liabilities	15,341	32,997
Other taxes payable	28,743	34,958
Total current liabilities	255,182	260,075
Long-term debt	25,000	25,000
Deferred income taxes	35,561	45,386
Liability for uncertain tax positions	12,438	11,719
Deferred revenue - long-term	31,665	29,752
Other long-term liabilities	7,420	10,413
Total liabilities	367,266	382,345
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $0.01; 360,000,000 shares authorized; 130,493,232 shares and 129,202,979 shares issued and outstanding, respectively	1,305	1,292
Additional paid-in capital	800,774	771,346
Retained earnings	359,088	376,202
Accumulated other comprehensive loss	(23,119)	(34,621)
Total stockholders’ equity	1,138,048	1,114,219
Total liabilities and stockholders’ equity	$1,505,314	$1,496,564

The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net sales:
Product	$289,817	$278,530	$561,328	$537,963
Software maintenance	28,792	27,575	57,386	55,319
Total net sales	318,609	306,105	618,714	593,282

Cost of sales:
Product	79,153	75,194	154,349	149,404
Software maintenance	3,307	2,314	4,635	4,250
Total cost of sales	82,460	77,508	158,984	153,654

Gross profit	236,149	228,597	459,730	439,628

Operating expenses:
Sales and marketing	124,414	116,361	241,674	229,568
Research and development	56,913	59,839	115,175	119,179
General and administrative	26,191	25,130	51,933	49,770
Total operating expenses	207,518	201,330	408,782	398,517

Operating income	28,631	27,267	50,948	41,111

Other income:
Interest income	509	258	852	511
Net foreign exchange gain (loss)	447	(1,285)	529	(711)
Other gain (loss), net	(235)	53	197	(2,353)
Income before income taxes	29,352	26,293	52,526	38,558
Provision for income taxes	4,197	6,493	9,223	9,460

Net income	$25,155	$19,800	$43,303	$29,098

Basic earnings per share	$0.19	$0.15	$0.33	$0.23

Weighted average shares outstanding - basic	130,197	128,282	129,820	127,938

Diluted earnings per share	$0.19	$0.15	$0.33	$0.23

Weighted average shares outstanding - diluted	131,117	128,746	130,619	128,429

Dividends declared per share	$0.21	$0.20	$0.42	0.40

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$25,155	$19,800	$43,303	$29,098
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	11,702	(6,191)	15,664	8,166
Unrealized gain on securities available-for-sale	34	211	26	549
Unrealized (loss) gain on derivative instruments	(3,522)	138	(6,334)	3,565
Other comprehensive (loss) gain, before tax	8,214	(5,842)	9,356	12,280
Tax (benefit) expense related to items of other comprehensive income	(1,186)	(1,436)	(2,146)	3,275
Other comprehensive (loss) gain, net of tax	9,400	(4,406)	11,502	9,005
Comprehensive income	$34,555	$15,394	$54,805	$38,103

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flow from operating activities:
Net income	$43,303	$29,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,915	38,217
Stock-based compensation	13,726	13,497
Tax expense from deferred income taxes	(875)	(2,927)
Changes in operating assets and liabilities	(7,284)	2,659
Net cash provided by operating activities	84,785	80,544

Cash flow from investing activities:
Capital expenditures	(15,727)	(20,970)
Capitalization of internally developed software	(24,816)	(15,406)
Additions to other intangibles	(1,124)	(689)
Acquisitions, net of cash received	-	(549)
Purchases of short-term investments	(52,807)	(5,008)
Sales and maturities of short-term investments	21,017	31,734
Net cash used in investing activities	(73,457)	(10,888)

Cash flow from financing activities:
Proceeds from revolving line of credit	-	15,000
Principal payments on revolving line of credit	-	(12,000)
Proceeds from issuance of common stock	15,407	14,830
Repurchase of common stock	-	(5,635)
Dividends paid	(54,595)	(51,273)
Net cash used in financing activities	(39,188)	(39,078)

Effect of exchange rate changes on cash	5,727	3,554

Net change in cash and cash equivalents	(22,133)	34,132
Cash and cash equivalents at beginning of period	285,283	251,129
Cash and cash equivalents at end of period	$263,150	$285,261

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at June 30, 2017 and December 31, 2016, the results of our operations and comprehensive income for the three and six month periods ended June 30, 2017 and 2016, and the cash flows for the six month periods ended June 30, 2017 and 2016. Our operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Starting January 1, 2017, we began separately presenting the effect of exchange rate changes on cash and cash equivalents in our condensed consolidated statements of cash flows due to growing operations in foreign currency environments. Amounts in the comparable prior period have been reclassified to conform to the current period presentation.  The reclassifications resulted in the disaggregation of the amount attributable to the “Effect of exchange rate changes on cash” of $3.6 million, with a corresponding decrease to “Net cash provided by operating activities” for the six month period ended June 30, 2016. We believe the reclassification is immaterial to the consolidated financial statements.

Recently Adopted Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory. The standard is intended to address diversity in practice and complexity in financial reporting, particularly for intra-entity transfers of intellectual property. We early adopted ASU 2016-16 effective January 1, 2017. Using the modified retrospective method, the impact of the adoption of the standard was to increase deferred tax assets by $0.4 million, decrease other assets, net by $6.2 million and decrease retained earnings by $5.8 million. The adoption of the amendments had the effect of increasing our diluted earnings per share by $0.01 and $0.02 for the three and six month periods ended June 30, 2017, respectively.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC840, Leases. The guidance requires lessees to recognize most lease liabilities on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The update states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The update is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the effect that the updated standard will have on our Consolidated Financial Statements and related disclosures. We do not expect to adopt the new standard prior to the required effective date.

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

We anticipate ASU 2014-09, as amended, could have a material impact on our consolidated financial statements and disclosures. We have reached initial conclusions on our key accounting matters related to the new standard and believe adoption of the new standard will generally result in revenue recognition earlier or at the same time as existing US GAAP. The most significant impact of the standard relates to our accounting for certain software arrangements. We primarily license software on a perpetual basis. However, we also license software under enterprise agreements which includes an unlimited quantity of certain software licenses for a fixed-term bundled with software maintenance, technical support, and a specified amount of training and service credits. Currently, we defer revenue for software licensed under our enterprise agreements and certain perpetual arrangements due to a lack of vendor specific objective evidence (“VSOE”) for certain elements in the contract. Under the new standard, we are no longer required to establish VSOE to recognize software license revenue separately from the other elements, and we will be able to recognize software license revenue once the customer obtains control of the license, which will generally occur at the start of each license term. Due to the complexity of our enterprise agreement contracts, the actual revenue recognition treatment required under the new standard will be dependent on contract-specific terms, and may vary in some instances from recognition at the time of billing. Additionally, we expect the new standard will impact the way we allocate the transaction price for arrangements with separately-priced extended warranty offerings. We will continue to monitor and assess the impact of changes to the standard and interpretations as they become available.

Other Updates

The FASB also issued the following ASUs which are not expected to have a material impact on our financial condition, results of operations or cash flows upon adoption:

•

ASU 2017-11—Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception

•	ASU 2017-10—Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services (a consensus of the FASB Emerging Issues Task Force)

•	ASU 2017-09—Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting

•	ASU 2017-08—Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities

•	ASU 2017-07 —Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

•

ASU 2017-06—Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting (a consensus of the Emerging Issues Task Force)

•

ASU 2017-05—Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

•	ASU 2016-18—Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)

Note 2 – Earnings per share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which includes restricted stock units (“RSUs”), is computed using the treasury stock method.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six month periods ended June 30, 2017 and 2016, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)		(In thousands)
	(Unaudited)		(Unaudited)
	2017	2016	2017	2016
Weighted average shares outstanding-basic	130,197	128,282	129,820	127,938
Plus: Common share equivalents
RSUs	920	464	799	491
Weighted average shares outstanding-diluted	131,117	128,746	130,619	128,429

Stock awards to acquire 6,800 shares and 51,000 shares for the three months ended June 30, 2017 and 2016, respectively, and 13,500 shares and 333,000 shares for the six month periods ended June 30, 2017 and 2016, respectively, were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.

Note 3 – Short-term investments

The following tables summarize unrealized gains and losses related to our short-term investments designated as available-for-sale:

	As of June 30, 2017
(In thousands)	(Unaudited)
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Corporate bonds	92,561	78	(145)	(1,466)	91,028
U.S. treasuries and agencies	12,496	-	-	-	12,496
Time deposits	1,760	-	-	-	1,760
Short-term investments	$106,817	$78	$(145)	$(1,466)	$105,284

(In thousands)	December 31, 2016
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Corporate bonds	72,986	89	(182)	(1,536)	71,357
Time deposits	1,760	-	-	-	1,760
Short-term investments	$74,746	$89	$(182)	$(1,536)	$73,117

The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale:

	As of June 30, 2017
(In thousands)	(Unaudited)
	Adjusted Cost	Fair Value
Due in less than 1 year	$29,189	$29,180
Due in 1 to 5 years	77,628	76,104
Total available-for-sale debt securities	$106,817	$105,284

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$14,933	$14,924
U.S. treasuries and agencies	12,496	12,496
Time deposits	1,760	1,760
Total available-for-sale debt securities	$29,189	$29,180

Due in 1 to 5 years	Adjusted Cost	Fair Value
Corporate bonds	$77,628	$76,104
Total available-for-sale debt securities	$77,628	$76,104

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Inputs that are not based on observable market data

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$15,951	$15,951	$-	$-
U.S. treasuries and agencies	42,348	-	42,348
Short-term investments available for sale:
Corporate bonds	91,028	-	91,028	-
U.S. treasuries and agencies	12,496	-	12,496
Time deposits	1,760	1,760	-	-
Derivatives	5,665	-	5,665	-
Total Assets	$169,248	$17,711	$151,537	$-

Liabilities
Derivatives	$(7,371)	$-	$(7,371)	$-
Total Liabilities	$(7,371)	$-	$(7,371)	$-

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$68,577	$68,577	$-	$-
Short-term investments available for sale:
Corporate bonds	71,357	-	71,357	-
Time deposits	1,760	1,760	-	-
Derivatives	15,113	-	15,113	-
Total Assets	$156,807	$70,337	$86,470	$-

Liabilities
Derivatives	$(8,199)	$-	$(8,199)	$-
Total Liabilities	$(8,199)	$-	$(8,199)	$-

We value our available-for-sale short-term investments based on pricing from third party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. We classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. We believe all of these sources reflect the credit risk associated with each of our available-for-sale short-term investments. Short-term investments available-for-sale consists of debt securities issued by states of the U.S. and political subdivisions of the U.S., corporate debt securities and debt securities issued by U.S. government organizations and agencies. All of our short-term investments available-for-sale have contractual maturities of less than 60 months.

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of similar instruments. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the six month period ended June 30, 2017. There were no transfers in or out of Level 1 or Level 2 during the six month period ended June 30, 2017.

As of June 30, 2017, our short-term investments did not include sovereign debt from any country other than the United States.

We did not have any items that were measured at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016. The carrying value of net accounts receivable, accounts payable, and long-term debt contained in the Consolidated Balance Sheets approximates fair value.

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

We have operations in over 50 countries. Sales outside of the Americas accounted for approximately 62% and 63% of our net sales during the three month periods ended June 30, 2017 and 2016, respectively, and approximately 61% and 62% of our net sales during the six month periods ended June 30, 2017 and 2016, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

We held forward contracts with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of June 30, 2017	As of December 31,
	(Unaudited)	2016
Chinese yuan	$41,860	$27,414
Euro	137,059	123,522
Japanese yen	30,334	44,982
Hungarian forint	55,671	57,077
Malaysian ringgit	36,513	42,510
Total forward contracts notional amount	$301,437	$295,505

The contracts in the foregoing table had contractual maturities of 36 months or less at June 30, 2017 and December 31, 2016.

At June 30, 2017, we expect to reclassify $0.7 million of losses on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $0.3 million of losses on derivative instruments from accumulated OCI to cost of sales during the next twelve months when the cost of sales are incurred and $0.3 million of losses on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at June 30, 2017. Actual results may vary materially as a result of changes in the corresponding exchange rates subsequent to this date.

The gains and losses recognized in earnings due to hedge ineffectiveness were not material for each of the six month periods ended June 30, 2017 and 2016 and are included as a component of net income under the line item “net foreign exchange gain (loss).”

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 120 days or less. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss).” As of June 30, 2017 and December 31, 2016, we held foreign currency forward contracts with a notional amount of $46 million and $60 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, respectively.

	Asset Derivatives
	June 30, 2017		December 31, 2016
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$3,014		$9,378

Foreign exchange contracts - LT forwards	Other long-term assets	2,427		3,866
Total derivatives designated as hedging instruments		$5,441		$13,244

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$224		$1,869
Total derivatives not designated as hedging instruments		$224		$1,869

Total derivatives		$5,665		$15,113

	Liability Derivatives
	June 30, 2017		December 31, 2016
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(4,343)		$(4,672)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(2,304)		(3,352)
Total derivatives designated as hedging instruments		$(6,647)		$(8,024)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Accrued expenses and other liabilities	$(724)		$(175)
Total derivatives not designated as hedging instruments		$(724)		$(175)

Total derivatives		$(7,371)		$(8,199)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for three month periods ended June 30, 2017 and 2016, respectively:

June 30, 2017
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(9,488)	Net sales	$669	Net foreign exchange gain/(loss)	$-

Foreign exchange contracts - forwards and options	3,171	Cost of sales	(428)	Net foreign exchange gain/(loss)	-

Foreign exchange contracts - forwards and options	2,795	Operating expenses	(416)	Net foreign exchange gain/(loss)	-
Total	$(3,522)		$(175)		$-

June 30, 2016
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$2,764	Net sales	$(904)	Net foreign exchange gain/(loss)	$-

Foreign exchange contracts - forwards and options	(1,442)	Cost of sales	(382)	Net foreign exchange gain/(loss)	-

Foreign exchange contracts - forwards and options	(1,184)	Operating expenses	(360)	Net foreign exchange gain/(loss)	-
Total	$138		$(1,646)		$-

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		June 30, 2017	June 30, 2016
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$(632)	2,063

Total		$(632)	$2,063

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the six month periods ended June 30, 2017 and 2016, respectively:

June 30, 2017
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(14,797)	Net sales	$2,749	Net foreign exchange gain/(loss)	$-

Foreign exchange contracts - forwards and options	4,480	Cost of sales	(978)	Net foreign exchange gain/(loss)	-

Foreign exchange contracts - forwards and options	3,983	Operating expenses	(979)	Net foreign exchange gain/(loss)	-
Total	$(6,334)		$792		$-

June 30, 2016
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(276)	Net sales	$(1,141)	Net foreign exchange gain/(loss)	$-

Foreign exchange contracts - forwards and options	1,597	Cost of sales	(953)	Net foreign exchange gain/(loss)	-

Foreign exchange contracts - forwards and options	2,244	Operating expenses	(889)	Net foreign exchange gain/(loss)	-
Total	$3,565		$(2,983)		$-

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		June 30, 2017	June 30, 2016
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$(3,178)	(191)

Total		$(3,178)	$(191)

Note 6 – Inventories, net

Inventories, net consist of the following:

	June 30, 2017	December 31,
(In thousands)	(Unaudited)	2016

Raw materials	$93,345	$92,906
Work-in-process	7,805	9,125
Finished goods	85,005	91,577
	$186,155	$193,608

Note 7 – Intangible assets, net

Intangible assets at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017
(In thousands)	(Unaudited)			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$110,565	$(30,911)	$79,654	$103,887	$(39,180)	$64,707
Acquired technology	95,443	(83,578)	11,865	94,124	(79,485)	14,639
Patents	32,497	(18,872)	13,625	31,513	(17,573)	13,940
Other	44,484	(29,301)	15,183	42,848	(27,471)	15,377
	$282,989	$(162,662)	$120,327	$272,372	$(163,709)	$108,663

Software development costs capitalized for the three month periods ended June 30, 2017 and 2016 were $13.7 million and $7.6 million, respectively, and related amortization expense was $5.5 million and $4.3 million, respectively. For the six month periods ended June 30, 2017 and 2016, capitalized software development costs were $26 million and $16 million, respectively, and related amortization expense was $10.8 million and $8.6 million, respectively. Capitalized software development costs for the three month periods ended June 30, 2017 and 2016 included costs related to stock based compensation of $528,000 and $200,000, respectively. For the six month periods ended June 30, 2017 and 2016, capitalized software development costs included costs related to stock based compensation of $954,000 and $525,000 respectively. The related amounts in the table above are net of fully amortized assets.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three to six years. Acquired technology and other intangible assets are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally 10 to 17 years. Total intangible assets amortization expenses were $8.6 million and $9.2 million for the three months ended June 30, 2017 and 2016, respectively, and $17.0 million and $18.5 million for the six month periods ended June 30, 2017 and 2016, respectively.

 Note 8 – Goodwill

The carrying amount of goodwill as of June 30, 2017, was as follows:

Amount
(In thousands)
Balance as of December 31, 2016	$253,197
Acquisitions	-
Foreign currency translation impact	8,214
Balance as of June 30, 2017 (unaudited)	$261,411

The excess purchase price over the fair value of assets acquired is recorded as goodwill. As we have one operating segment comprised of components with similar economic characteristics, we allocate goodwill to one reporting unit for goodwill impairment testing. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of February 28, 2017.  No impairment of goodwill was identified during 2017 or 2016.

Note 9 – Income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be  realized. We had a valuation allowance of $62 million at June 30, 2017 and December 31, 2016, and $102 million at December 31, 2015. A majority of the valuation allowance is related to the deferred tax assets of National Instruments Hungary Kft. (“NI Hungary”). The decrease in the valuation allowance from 2015 to 2016 was primarily due to the revaluation of NI Hungary’s gross deferred tax assets following the reduction in the Hungarian corporate income tax rate from 19% to 9%.

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $12.4 million and $11.7 million unrecognized tax benefits at June 30, 2017 and December 31, 2016, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross increase in unrecognized tax benefits of $0.3 million and $0.5 million for the three and six month periods ended June 30, 2017, respectively, as a result of the tax positions taken during these periods. As of June 30, 2017, it is reasonably possible that we will recognize tax benefits in the amount of $3.7 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority.  Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2017, we had approximately $1.4 million accrued for interest related to uncertain tax positions. The tax years 2008 through 2017 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 14% and 25% for the three month periods ended June 30, 2017 and 2016, respectively, and 18% and 25% for the six month periods ended June 30, 2017 and 2016, respectively. For the three and six month periods ended June 30, 2017, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, the research and development tax credit, a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit, and excess tax benefits from share-based compensation.  For the three and six month periods ended June 30, 2016, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, the research and development tax credit, and a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit.

Our earnings in Hungary are subject to a statutory tax rate of 9%. In addition, our research and development activities in Hungary benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. The tax position of our Hungarian operations resulted in income tax benefits of $4.4 million and $3.9 million for the three month periods ended June 30, 2017 and 2016, respectively, and $7.3 million and $5.8 million for the six month periods ended June 30, 2017 and 2016, respectively.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2027. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early.  The income tax benefits of the tax holiday for the three and six month periods ended June 30, 2017 were approximately $0.6 and $1.1 million, respectively.  The impact of the tax holiday on a per share basis for each of the three and six months ended June 30, 2017 was a benefit of $0.01 per share. The income tax benefits of the tax holiday for the three and six month periods ended June 30, 2016 were approximately $0.7 million and $1.1 million, respectively.  The impact of the tax holiday on a per share basis for each of the three and six months ended June 30, 2016 was a benefit of $0.01 per share.

No other taxing jurisdictions had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the IRS with regard to any foreign jurisdictions.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward and option contracts and securities classified as available-for-sale. The accumulated OCI, net of tax, for the six month periods ended June 30, 2017 and 2016, consisted of the following:

	June 30, 2017
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2016	$(37,174)	$(669)	3,222	$(34,621)
Current-period other comprehensive income	15,664	26	(5,542)	10,148
Reclassified from accumulated OCI into income	-	-	(792)	(792)
Income tax (benefit) expense	120	(17)	(2,249)	(2,146)
Balance as of June 30, 2017	$(21,630)	$(626)	$(863)	$(23,119)

	June 30, 2016
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2015	$(31,871)	$(857)	(5,362)	$(38,090)
Current-period other comprehensive (loss) income	8,166	549	582	9,297
Reclassified from accumulated OCI into income	-	-	2,983	2,983
Income tax (benefit) expense	1,944	134	1,197	3,275
Balance as of June 30, 2016	$(25,649)	$(442)	$(2,994)	$(29,085)

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

Restricted stock plan

  Our stockholders approved our 2005 Incentive Plan (the “2005 Plan”) in May 2005. At the time of approval, 4,050,000 shares of our common stock were reserved for issuance under this plan, as well as the number of shares which had been reserved but not issued under our 1994 Incentive Plan which terminated in May 2005 (the “1994 Plan”), and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan, administered by the Compensation Committee of the Board of Directors, provided for granting of incentive awards in the form of restricted stock and RSUs to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three,  five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. The 2005 Plan terminated on May 11, 2010, except with respect to outstanding awards previously granted thereunder. There were 3,362,304 shares of common stock that were reserved but not issued under the 2005 Plan as of May 11, 2010.

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

Our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”) on May 12, 2015. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 2,518,416 shares of common stock that were reserved but not issued under the 2010 Plan as of May 12, 2015, and any shares that were returned to the 1994, 2005, and the 2010 Plans as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2015 Plan, administered by the Compensation Committee of the Board of Directors, provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three,  four, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. There were 3,848,687 shares available for grant under the 2015 Plan at June 30, 2017.

During the three month period ended June 30, 2017, we did not make any changes in accounting principles or methods of estimates related to the 2005, 2010 and 2015 Plans.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. On May 9, 2017, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan. At June 30, 2017, we had 3,321,448 shares of common stock reserved for future issuance under this plan. We issued 611,603 shares under this plan in the six month period ended June 30, 2017 and the weighted average purchase price of the employees’ purchase rights was $25.19 per share. During the six month period ended June 30, 2017, we did not make any changes in accounting principles or methods of estimates with respect to such plan.

 Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

We have 5,000,000 authorized shares of preferred stock. On January 21, 2004, our Board of Directors designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with the adoption of a Preferred Stock Rights Agreement which expired on May 10, 2014. There were no shares of preferred stock issued and outstanding at June 30, 2017.

Stock repurchases and retirements

From time to time, our Board of Directors has authorized various programs for our repurchase of shares of our common stock depending on market conditions and other factors. Under the current program, we did not make any share repurchases during the six month period ended June 30, 2017. We repurchased a total of 35,990 shares of our common stock at a weighted average price per share of $27.59 during the three month period ended June 30, 2016. We repurchased a total of 206,780 shares of our common stock at a weighted average price per share of $27.25 during the six month period ended June 30, 2016. At June 30, 2017, there were 1,134,247 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date.

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

  Total net sales by the major geographic areas in which we operate, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2017	2016	2017	2016
Net sales:
Americas	$121,648	$114,243	$240,087	$225,095
EMEIA	100,549	94,533	195,288	186,384
APAC	96,412	97,329	183,339	181,803
	$318,609	$306,105	$618,714	$593,282

Based on the billing location of the customer, total sales outside the U.S. for the three month periods ended June 30, 2017 and 2016 were $204 million and $198 million, respectively, and $393 million and $381 million for the six month periods ended June 30, 2017 and 2016, respectively.

Total property and equipment, net, outside the U.S. was $133 million as of June 30, 2017 and December 31, 2016.

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

The loans bear interest, at our option, at a base rate determined in accordance with the Loan Agreement, plus a spread of 0.0% to 0.5%, or a LIBOR rate plus a spread of 1.125% to 2.0%, in each case with such spread determined based on a ratio of consolidated indebtedness to EBITDA, determined in accordance with the Loan Agreement. Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date. We are also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.175% to 0.300%, with such rate determined based on the ratio described above. The Loan Agreement contains customary affirmative and negative covenants. The affirmative covenants include, among other things, delivery of financial statements, compliance certificates and notices; payment of taxes and other obligations; maintenance of existence; maintenance of properties and insurance; and compliance with applicable laws and regulations. The negative covenants include, among other things, limitations on indebtedness, liens, mergers, consolidations, acquisitions and sales of assets, investments, changes in the nature of the business, affiliate transactions and certain restricted payments. The Loan Agreement also requires us to maintain a ratio of consolidated indebtedness to EBITDA equal to or less than 3.25 to 1.00, and a ratio of consolidated EBITDA to interest expense greater than or equal to 3.00 to 1.00, in each case determined in accordance with the Loan Agreement. As of June 30, 2017, we were in compliance with all covenants in the Loan Agreement.

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

As of June 30, 2017, we had outstanding $25 million in borrowings under this line of credit. During the three month periods ended June 30, 2017 and June 30, 2016, we incurred interest expense related to our outstanding borrowings of $179,000 and $162,000, respectively. During the six month periods ended June 30, 2017 and June 30, 2016, we incurred interest expense related to our outstanding borrowings of $343,000 and $343,000, respectively. As of June 30, 2017 and June 30, 2016, the weighted-average interest rate on the revolving line of credit was 2.3% and 1.6%, respectively. These charges are included in “Other income (loss), net” in our Consolidated Statements of Income.

Note 14 – Commitments and contingencies

We offer a one-year limited warranty on most hardware products which is included in the terms of sale of such products. We also offer optional extended warranties on our hardware products for which the related revenue is recognized ratably over the warranty period. Provision is made for estimated future warranty costs at the time of the sale for the estimated costs that may be incurred under the standard warranty. Our estimate is based on historical experience and product sales during the period.  The warranty reserve for the six month periods ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,
(In thousands)	(Unaudited)
	2017	2016
Balance at the beginning of the period	$2,686	$1,755
Accruals for warranties issued during the period	1,288	1,097
Accruals related to pre-existing warranties	161	291
Settlements made (in cash or in kind) during the period	(1,330)	(1,376)
Balance at the end of the period	$2,805	$1,767

As of June 30, 2017, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7.1 million over the next twelve months.

As of June 30, 2017, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $3.0 million, which are generally payable over the next twelve months.

Note 15 – Restructuring

We are taking steps to reduce our overall employee headcount by approximately 2% by the end of 2017 in an effort to minimize job duplication or evaluate where we should shift and centralize activities, improve efficiencies, and rebalance our resources on higher return activities. The timing and scope of our headcount reductions will vary. A summary of the charges in the consolidated statement of operations resulting from our restructuring activities is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2017	2016	2017	2016
Cost of sales	$574	-	$907	-
Research and development	1,042	-	1,296	-
Sales and marketing	4,024	-	6,379	-
General and Administration	419	-	594	-
Total restructuring and other related costs	$6,059	-	$9,176	-

A summary of balance sheet activity related to the restructuring activity is shown below:

Restructuring Liability
(in thousands)
Balance as of December 31, 2016	$-
Income statement expense	9,176
Cash payments	(4,856)
Balance as of June 30, 2017	$4,320

The restructuring  liability of  $4.3  million  at  June  30,  2017  relating  to  the restructuring activity  is  recorded  in the “accounts payable” line item of the consolidated balance sheet.

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

Note 17 – Subsequent events

On July 26, 2017, our Board of Directors declared a quarterly cash dividend of $0.21 per common share, payable on September 5, 2017, to stockholders of record on August 14, 2017.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein regarding our future financial performance, operations or other matters (including, without limitation, statements to the effect that we “believe,” "expect," "plan," "may," "will,” “intend to,” "project," “anticipate,” "continue," or "estimate" or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” beginning on page 36, and in the discussion below. Readers are also encouraged to refer to the documents regularly filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2016, for further discussion of our business and the risks attendant thereto.

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

Leveraging a worldwide sales, distribution and manufacturing network

We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators, and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 62% and 63% of our net sales during the three month periods ended June 30, 2017 and 2016, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total net sales will continue to be derived from international sales. (See “Note 12 – Segment and geographic information” of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales).

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

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. In assessing our business, we consider the trends in the Global Purchasing Managers’ Index (“PMI”), global industrial production as well as industry reports on the specific vertical industries that we target. Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the Global PMI. In the three month period ended June 30, 2017, the average of the Global PMI was 52.6 and the average of the new order element of the Global PMI was 53.5. During the quarter ended June 30, 2017, the PMI in the U.S. and the Eurozone maintained readings at or above 50. Although these readings are indicative of expansion in the industrial sector we are unable to predict whether the industrial economy, as measured by the PMI, will remain above the neutral reading of 50, strengthen or contract during the remainder of 2017.

We are pleased with our disciplined execution which allowed us to deliver record revenue for a second quarter while improving our operating profitability during the second quarter of 2017 compared to the second quarter of 2016. We are taking steps to reduce our overall employee headcount by approximately 2% by the end of 2017 in an effort to reduce job duplication or evaluate where we should shift and centralize activities, improve efficiencies, and rebalance our resources on higher return activities. We expect to incur $7 million to $8 million in charges, net of tax, in 2017, as a result of these actions. We remain concerned about the geopolitical instability in the Middle East and the Korean peninsula, the ongoing uncertainty created by the execution of the exit by the U.K. from the European Union (“Brexit”) as well as uncertainty created by the various policy proposals by the new administration in the U.S. While we remain cautious in the short-term due to uncertain economic conditions, we are optimistic about our long-term position in the industry through the sustained differentiation we deliver to our customers through our platform-based approach.  In the second quarter of 2017, we saw a less than 1% year over year increase from orders under $20,000, a 1% year over year increase from orders between $20,000 and $100,000, and a 21% year over year increase from orders over $100,000. Excluding our largest customer, orders over $100,000 were up 42% year over year. The timing and amount of orders from our largest customer are unpredictable and therefore can cause unusual variations in the results and trends of our business. See “Results of Operations” below for additional discussion on the impact of orders from our largest customer on our business for the three month period ended June 30, 2017.

During the second quarter of 2017, we continued to see a strong U.S. dollar in many of the currency markets where we have exposure, although the year over year impact of the strong dollar was not significant to our results of operations. As of the date of this filing, the U.S. dollar index, as tracked by the St. Louis Federal Reserve, remains near a ten year high. See “Results of Operations” below for additional discussion on the impact of foreign exchange rates on our business for the three month period ended June 30, 2017. See “Our Revenues are Subject to Seasonal Variations” under “Risk Factors” for additional discussion of potential fluctuations in our net sales.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2017	2016	2017	2016
Net sales:
Americas	38.2%	37.3%	38.8%	38.0%
EMEIA	31.6	30.9	31.6	31.4
APAC	30.2	31.8	29.6	30.6
Total net sales	100.0	100.0	100.0	100.0
Cost of sales	25.9	25.3	25.7	25.9
Gross profit	74.1	74.7	74.3	74.1
Operating expenses:
Sales and marketing	39.0	38.0	39.1	38.7
Research and development	17.9	19.5	18.6	20.1
General and administrative	8.2	8.2	8.4	8.4
Total operating expenses	65.1	65.8	66.1	67.2
Operating income	9.0	8.9	8.2	6.9
Other income (expense):
Interest income	0.2	0.1	0.1	0.1
Net foreign exchange loss	0.1	(0.4)	0.1	(0.1)
Other income, net	0.0	0.0	0.0	(0.4)
Income before income taxes	9.2	8.6	8.4	6.5
Provision for income taxes	1.3	2.1	1.4	1.6
Net income	7.9%	6.5%	7.0%	4.9%

  Figures may not sum due to rounding.

Results of Operations for the three and six month periods ended June 30, 2017 and 2016

Net Sales.  The following table sets forth our net sales for the three and six month periods ending June 30, 2017 and 2016 along with the changes between the corresponding periods.

	Three Months Ended June 30,				Six Months Ended June 30,
	(Unaudited)				(Unaudited)
			Change				Change
(In millions)	2017	2016	Dollars	Percentage	2017	2016	Dollars	Percentage

Product sales	289.8	278.5	11.3	4%	561.3	538.0	23.3	4%
Software maintenance sales	28.8	27.6	1.2	4%	57.4	55.3	2.1	4%
Total net sales	$318.6	$306.1	12.5	4%	$618.7	$593.3	25.4	4%

Large orders, defined as orders with a value greater than $100,000, increased by 21% year over year during the three months ended June 30, 2017, compared to the year over year increase of 2% in the three month period ended June 30, 2016. In the six month period ended June 30, 2017, large orders increased by 19% year over year compared to the year over year increase of 3% during the six month period ended June 30, 2016. A significant factor in the continued expansion of our large orders in the three and six month periods ended June 30, 2017, compared to the comparable periods in 2016 was strong demand for our RF products and semiconductor test systems. Year over year, orders from our largest customer decreased by 35% in the three months ended June 30, 2017. Excluding the impact of our largest customer, large orders increased by 42% year over year during the three month period ended June 30, 2017, and increased by 31% year over year during the six month period ended June 30, 2017. Orders from our largest customer are discussed in more detail below. During the three month periods ended June 30, 2017 and 2016, large orders were 27% and 23% of our total orders, respectively, and for the six month periods ended June 30, 2017 and 2016, large orders were 26% and 23% of our total orders, respectively. Large orders are more volatile, are subject to greater discount variability and may contract at a faster pace during an economic downturn compared to our other orders.

During the three month periods ended June 30, 2017 and 2016, we received $12 million and $18 million, respectively, in orders from our largest customer. During the six month periods ended June 30, 2017 and 2016, we received $17 million and $25 million, respectively, in orders from our largest customer. In the three month periods ended June 30, 2017 and 2016, we recognized net sales of $10 million and $14 million, respectively, from orders from our largest customer, and in the six month periods ended June 30, 2017 and 2016, we recognized net sales of $15 million and $23 million, respectively, from these orders.

The following table sets forth our net sales by geographic region for the three and six month periods ending June 30, 2017 and 2016 along with the changes between the corresponding periods and the region’s percentage of total net sales.

	Three Months Ended June 30,				Six Months Ended June 30,
	(Unaudited)				(Unaudited)
			Change				Change
(In millions)	2017	2016	Dollars	Percentage	2017	2016	Dollars	Percentage

Americas	$121.7	$114.2	7.5	6%	$240.1	$225.1	15.0	7%
Percentage of total net sales	38.2%	37.3%			38.8%	38.0%

EMEIA	$100.5	$94.5	6.0	6%	$195.3	$186.4	8.9	5%
Percentage of total net sales	31.6%	30.9%			31.6%	31.4%

APAC	$96.4	$97.3	(0.9)	(1%)	$183.3	$181.8	1.5	0.8%
Percentage of total net sales	30.2%	31.8%			29.6%	30.6%

We expect sales outside of the Americas to continue to represent a significant portion of our net sales. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.  Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), EMEIA, and APAC are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. In order to provide a framework for assessing how our underlying business performed excluding the effects of foreign currency fluctuations between periods, we compare the percentage change in our results from period to period using constant currency disclosure. To calculate the change in constant currency, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the average rates in effect during the three and six month periods ended June 30, 2016). The following tables present this information, along with the impact of changes in foreign currency exchange rates on sales denominated in local currencies, for the three and six month periods ended June 30, 2017.

	Three Months ended June 30, 2016	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Three Months ended June 30, 2017
(In thousands)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$114.3	7.3	6.4%	0.1	0.1%	121.7
EMEIA	$94.5	9.3	9.8%	(3.3)	(3.5%)	100.5
APAC	$97.3	0.3	0.3%	(1.2)	(1.2%)	96.4
Total net sales	$306.1	16.9	5.5%	(4.4)	(1.4%)	318.6

	Six Months ended June 30, 2016	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Six Months ended June 30, 2017
(In thousands)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales
				-
Americas	$225.1	14.7	7%	0.3	0%	240.1
EMEIA	$186.4	13.6	7.3%	(4.7)	(2.5%)	195.3
APAC	$181.8	2.5	1.4%	(1.0)	(0.5%)	183.3
Total net sales	$593.3	30.8	5.2%	(5.4)	(0.9%)	618.7

  Figures may not sum due to rounding.

To help protect against changes in U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted net sales denominated in foreign currencies with average rate forward contracts. During the three month periods ended June 30, 2017 and 2016, these hedges had the effect of increasing our net sales by $0.7 million and decreasing our net sales by $0.9 million respectively. During the six month periods ended June 30, 2017 and 2016, these hedges had the effect of increasing our net sales by $2.7 million and decreasing our net sales by $1.1 million, respectively. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our net sales for 2017 and 2016).

Gross Profit. Our gross profit as a percentage of sales is impacted by many factors including changes in the amount of revenues from our largest customer and changes in the foreign currency exchange markets. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle. The following table sets forth our gross profit and gross profit as a percentage of net sales for the three and six month periods ending June 30, 2017 and 2016 along with the percentage changes in gross profit for the corresponding periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)

(In millions)	2017	2016	2017	2016

Gross Profit	$236.1	$228.6	$459.7	$439.6
% change compared with prior period	3.3%		4.6%
Gross Profit as a percentage of net sales	74.1%	74.7%	74.3%	74.1%

For the three month periods ended June 30, 2017 and 2016, the change in exchange rates had the effect of decreasing our cost of sales by $1 million and $0.7 million, respectively. For the six month periods ended June 30, 2017 and 2016, the change in exchange rates had the effect of decreasing our cost of sales by $1.4 million and $2.7 million, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During each of the three month periods ended June 30, 2017 and 2016, these hedges had the effect of increasing our cost of sales by $0.4 million. During each of the six month periods ended June 30, 2017 and 2016, these hedges had the effect of increasing our cost of sales by $1.0 million. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our cost of sales for 2017 and 2016).

We do not typically maintain a large amount of order backlog as orders typically translate to sales quickly. As such, any weakness in orders typically has a pronounced impact on our net sales in the short term.

Operating Expenses. The following table sets forth our operating expenses for the three and six month periods ending June 30, 2017 and 2016 along with the percentage changes between the corresponding periods and the line item as a percentage of total net sales.

	Three Months Ended June 30,			Six Months Ended June 30,
	(Unaudited)			(Unaudited)
(In thousands)	2017	2016	Change	2017	2016	Change

Sales and marketing	$124,414	$116,361	7%	$241,674	$229,568	5%
Percentage of total net sales	39%	38%		39%	39%

Research and development	$56,913	59,839	(5%)	115,175	119,179	(3%)
Percentage of total net sales	18%	20%		19%	20%

General and Administrative	$26,191	25,130	4%	51,933	49,770	4%
Percentage of total net sales	8%	8%		8%	8%

Total operating expenses	$207,518	201,330	3%	408,782	398,517	3%
Percentage of total net sales	65%	66%		66%	67%

During the three month period ending June 30, 2017, the year over year increase in operating expenses was primarily the result of $5.5 million in severance and other related costs associated with our restructuring initiative in addition to an increase of other personnel related expenses of $5.9 million primarily related to increased variable compensation in regions with strong sales growth, accrual of a potential payment under our annual company profit sharing program, and an increase in our employer matching contribution for our defined contribution retirement plan. In addition, travel, marketing and outside services costs increased by $1.9 million and building and equipment costs increased by $1.3 million. These increases were partially offset by a $5.8 million decrease in software development costs due to an increase in capitalization of software development costs compared to the three month period ended June 30, 2016. The year over year change in exchange rates also had the effect of decreasing our operating expenses by $2.5 million.

During the six month period ending June 30, 2017, the year over year increase in operating expenses was primarily the result of $8.3 million in severance and other related costs associated with our restructuring initiative in addition to an increase in personnel related expenses of $12.8 million primarily related to increased variable compensation in regions with strong sales growth, accrual of a potential payment under our annual company profit sharing program, and an increase in our employer matching contribution for our defined contribution retirement plan. In addition, building and equipment costs increased by $2.8 million. These increases were partially offset by a decrease in software development costs of $9.4 million due to an increase in capitalization of software development costs compared to the six month period ending June 30, 2016. During the six month period ending June 30, 2017, the year over year change in exchange rates had the effect of decreasing our operating expenses by $4.0 million.

We believe that our long-term growth and success depends on developing high quality software and hardware products on a timely basis. We are focused on leveraging recent investments in research and development and in our field sales force and taking actions to help ensure that those resources are concentrated in areas and on initiatives that will contribute to future growth in our business. The decreases in our research and development expenses for the three and six month periods ended June 30, 2017, compared to the three and six month periods ended June 30, 2016 were primarily driven by an increase in capitalized software development from expenditures related to LabVIEW NXG, a redesign of the software platform underlying our flagship application, LabVIEW.  The increase in our sales and marketing expenses for the three and six month periods ended June 30, 2017, compared to the three and six month periods ended June 30, 2016, was primarily driven by increased variable compensation in regions with strong sales growth and the timing of our annual global sales conference and NIWeek conference in May 2017. Previously, these events were held in the third quarter.

Operating Income.  For the three month periods ended June 30, 2017 and 2016, operating income was $29 million and $27 million, respectively, an increase of 5%. As a percentage of net sales, operating income was 9% for each of the three month periods ended June 30, 2017 and 2016, respectively. For the six month periods ended June 30, 2017 and 2016, operating income was $51 million and $41 million, respectively, an increase of 24%. As a percentage of net sales, operating income was 8% and 7% for the six month periods ended June 30, 2017 and 2016, respectively. The increases in operating income in absolute dollars for the three month period ended June 30, 2017, compared to the three month period ended June 30, 2016, and for the six month period ended June 30, 2017, compared to the six month period ended June 30, 2016, are attributable to the factors discussed in Net Sales, Gross Profit and Operating Expenses above.

Interest Income.    For the three month periods ended June 30, 2017 and 2016, interest income was $0.5 million and $0.3 million, respectively. For the six month periods ended June 30, 2017 and 2016, interest income was $0.9 million and $0.5 million, respectively. We are seeing improving yields for high quality investment alternatives that comply with our corporate investment policy. We expect yields in these types of investments to increase moderately during the remainder of 2017.

Net Foreign Exchange Gain/(Loss).    For the three month periods ended June 30, 2017 and 2016, net foreign exchange gain/(loss) was $0.4 million and $(1.3) million, respectively. During the six month periods ended June 30, 2017 and 2016, net foreign exchange gain/(loss) was $0.5 million and $(0.7) million, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During the second quarter of 2017, we continued to see broad volatility in the foreign currency exchange markets and a strong U.S. dollar in many of the currency markets where we have exposure, with the trade-weighted U.S. dollar index, as tracked by the St. Louis Federal Reserve, near a ten year high. In addition, the announcement of Brexit caused significant short-term volatility in the foreign currency markets and an approximately 12% devaluation of the GBP against the U.S. dollar. The ongoing uncertainty surrounding the implementation of Brexit, including the conditions and timing of the exit negotiation period, and uncertainty in relation to the relationship of the U.K. with the remaining members of the E.U. (including in relation to trade) has caused and is likely to continue to cause continued volatility in the foreign currency markets. We cannot predict the direction or degree of future volatility in the foreign exchange markets or the impact the impending implementation of the Brexit U.K. referendum will have in future periods. In the past, we have noted that significant volatility in the foreign currency exchange markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent net sales and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our net sales growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange gain (loss).” Our hedging strategy decreased our foreign exchange gains by $0.6 million and decreased our foreign exchange losses by $2.1 million in the three month periods ended June 30, 2017 and June 30, 2016, respectively. Our hedging strategy decreased our foreign exchange gains by $3.2 million and increased our foreign exchange losses by $0.2 million in the six month periods ended June 30, 2017 and 2016, respectively.  (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

Provision for Income Taxes.    For the three month periods ended June 30, 2017 and 2016, our provision for income taxes reflected an effective tax rate of 14% and 25%, respectively. For the six month periods ended June 30, 2017 and 2016, our provision for income taxes reflected an effective tax rate of 18% and 25%, respectively. The factors that caused our effective tax rate to change year over year are detailed in the table below:

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
	(Unaudited)	(Unaudited)
Effective tax rate at June 30, 2016	25%	25%
Change in profit in foreign jurisdictions with reduced tax rates	(6)	(5)
Change in enhanced deduction for certain research and development expenses	5	5
Change in intercompany prepaid tax asset	(3)	(3)
Change in unrecognized tax benefits	(1)	(1)
Change in tax benefit from equity awards	(6)	(3)
Effective tax rate at June, 2017	14%	18%

 (See “Note 9 – Income taxes” of Notes to Consolidated Financial Statements for further discussion regarding our effective tax rate).

Other operational metrics

We believe that the following additional unaudited operational metrics assist investors in assessing our operational performance relative to others in our industry and to our historical results. The following tables provide details with respect to the amount of GAAP charges related to stock-based compensation, amortization of acquisition-related intangibles, acquisition-related transaction costs, restructuring charges, foreign exchange loss on acquisitions, and taxes levied on the transfer of acquired intellectual property that were recorded in the line items indicated below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2017	2016	2017	2016
Stock-based compensation
Cost of sales	$650	$539	$1,226	1,087
Sales and marketing	2,884	2,851	5,509	5,787
Research and development	2,170	2,369	4,224	4,718
General and administrative	1,620	935	2,844	1,843
Provision for income taxes	(3,344)	(2,016)	(5,020)	(4,110)
Total	$3,980	$4,678	$8,783	$9,325

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2017	2016	2017	2016
Amortization of acquired intangibles
Cost of sales	$1,556	$2,980	$3,146	6,022
Sales and marketing	486	820	964	1,639
Research and development	267	278	531	539
Provision for income taxes	(556)	237	(1,110)	458
Total	$1,753	$4,315	$3,531	$8,658

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2017	2016	2017	2016
Acquisition transaction costs, restructuring charges, and other
Cost of sales	$574	$74	$909	179
Sales and marketing	4,024	42	6,399	99
Research and development	1,182	153	1,581	411
General and administrative	419	190	596	220
Foreign exchange gain (loss) [1]	-	-	-	94
Other income (loss), net[2]	-	-	-	2,475
Provision for income taxes	(1,870)	(160)	(2,934)	(1,202)
Total	$4,329	$299	$6,551	$2,276
(1) Foreign exchange losses on acquisitions were $0 and $94 for the six month periods ended June 30, 2017 and 2016, respectively
(2) Taxes levied on the transfer of acquired intellectual property were $0 and $2,475 for the six months ended June 30, 2017 and 2016, respectively

Liquidity and Capital Resources

Overview

At June 30, 2017, we had $368 million in cash, cash equivalents and short-term investments. Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $4.8 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. Approximately $42 million or 11% of these amounts were held in domestic accounts with various financial institutions and $326 million or 89% was held in accounts outside of the U.S. with various financial institutions. At June 30, 2017, we had cash and cash equivalents of $263 million, of which $42 million or 16% was held in domestic accounts and $221 million or 84% was held in various accounts of our foreign subsidiaries. At June 30, 2017, we had short-term investments of $105 million, all of which was held in investment accounts of our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax payments in future years. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.

The following table presents our working capital, cash and cash equivalents and short-term investments:

	June 30, 2017	December 31,	Increase/
(In thousands)	(unaudited)	2016	(Decrease)

Working capital	$582,933	$574,572	$8,361
Cash and cash equivalents (1)	263,150	285,283	(22,133)
Short-term investments (1)	105,284	73,117	32,167
Total cash, cash equivalents and short-term investments	$368,434	$358,400	$10,034

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

The primary drivers of the net increase in working capital between December 31, 2016 and June 30, 2017 were:

o	Accounts receivable increased by $2 million. Days sales outstanding (“DSO”) increased to 67 days at June 30, 2017, compared to 66 days at December 31, 2016.

o	Accounts payable increased by $5 million which can primarily be attributed to the severance costs arising from our restructuring initiative.

o

Prepaid expenses and other current assets decreased by $1 million which was primarily related to an $8 million decrease in the fair value of our foreign currency forward exchange contracts offset by $7 million related to the timing of prepaid insurance and maintenance.

o	The current portion of deferred revenue increased by $5 million, primarily due to increases in amounts received for software maintenance renewals and growth in our enterprise licensing agreements.

o	Other taxes payable decreased by $6 million primarily related to the timing of payments for VAT and other indirect taxes.

o

Cash, cash equivalents, and short-term investments increased by $10 million. Additional analysis of the changes in our cash flows for the six month period ended June 30, 2017 compared to the six month period ended June 30, 2016 are discussed below.

o	Inventory decreased by $7 million to $186 million at June 30, 2017, from $194 million at December 31, 2016. Inventory turns were 1.7 at June 30, 2017 and December 31, 2016.

o	Accrued expenses and other liabilities decreased by $18 million which was primarily related to income tax payments.

Analysis of Cash Flow

The following table summarizes our cash flow results for the six month periods ended June 30, 2017 and 2016.

	Six Months Ended June 30,
(In thousands)	(unaudited)
	2017	2016
Cash provided by operating activities	$84,785	$80,544
Cash used in investing activities	(73,457)	(10,888)
Cash used in financing activities	(39,188)	(39,078)
Effect of exchange rate changes on cash	5,727	3,554
Net change in cash and cash equivalents	(22,133)	34,132
Cash and cash equivalents at beginning of year	285,283	251,129
Cash and cash equivalents at end of period	$263,150	$285,261

Operating Activities Cash provided by operating activities for the six month period ended June 30, 2017 improved by $4 million compared to the same period in 2016. This increase was due to a $14 million increase in net income offset by a $10 million decrease in cash provided by operating assets and liabilities. The decrease in cash provided by operating assets was primarily related to the timing of payments to tax authorities and vendors compared to the same period in 2016.

Investing Activities Cash used for investing activities for the six month period ended June 30, 2017 increased by $63 million compared to the same period in 2016. This was primarily attributable to a net purchase of short-term investments of $32 million compared to a net sale of short-term investments of $27 million during the same period in 2016, driven by favorable increases in the yields offered by our short-term investments. Cash outflows related to capitalized software development also increased by $9 million which was partially offset by a decrease in capital expenditures of $5 million compared to the same period in 2016.

Financing Activities Cash used by financing activities was flat for the six month period ended June 30, 2017 compared to the same period in 2016. This was primarily due to a $6 million decrease in cash outflows related to 2016 repurchases of our common stock, offset by a $3 million increase in cash outflows related to the increase in our quarterly dividend and $3 million decrease in cash inflows related to net borrowing under our Loan Agreement. From time to time, our Board of Directors has authorized various programs for our repurchase of shares of our common stock depending on market conditions and other factors. Under the current program, we did not repurchase any shares during the six months ended June 30, 2017. (See “Note 11 – Authorized shares of common and preferred stock and stock-based compensation plans” of Notes to Consolidated Financial Statements for additional discussion about our equity compensation plans and share repurchase program).

Contractual Cash Obligations.     Information related to our contractual obligations as of December 31, 2016 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations,” in Part II-Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on February 16, 2017 (the “2016 Form 10-K”). At June 30, 2017, there were no material changes outside the ordinary course of business to our contractual obligations (including non-cancellable operating leases) from those reported in our 2016 Form 10-K.

Loan Agreement. On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank (the “Lender”). On October 29, 2015, we entered into a First Amendment to Loan Agreement (the “Amendment”) with the Lender, which amended our Loan Agreement to among other things, (i) increase the unsecured revolving line of credit from $50.0 million to $125.0 million, (ii) extend the maturity date of the line of credit from May 9, 2018 to October 29, 2020, and (iii) provide us with an option to request increases to the line of credit of up to an additional $25.0 million in the aggregate, subject to consent of the Lender and terms and conditions to be mutually agreed between us and the Lender. Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Loan Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Loan Agreement. We may choose to borrow additional funds against this line of credit in future periods to have sufficient domestic cash to fund continued dividends to our stockholders, to fund potential acquisitions or repurchases of shares of our common stock, or other domestic general corporate purposes without the need to repatriate foreign earnings. (See “Note 13 – Debt ” of Notes to Consolidated Financial Statements for additional details on our revolving line of credit).

Off-Balance Sheet Arrangements.    We do not have any off-balance sheet debt. At June 30, 2017, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

Recently Issued Accounting Pronouncements

See “Note 1 – Recently issued accounting pronouncements” in Notes to Consolidated Financial Statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Changes in currency exchange rates and interest rates are our primary financial market risks. Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our 2016 Form 10-K and there were no material changes during the six months ended June 30, 2017 to this information reported in our 2016 Form 10-K.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2017, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2017, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Uncertain Global Economic Conditions Could Materially Adversely Affect Our Business and Results of Operations.  Our operations and performance are sensitive to fluctuations in general economic conditions, both in the U.S. and globally. We remain concerned about the geopolitical instability in the Middle East and the Korean peninsula, the ongoing uncertainty created by the execution of Brexit as well as uncertainty created by the various policy proposals by the new administration in the U.S. These factors as well as others we may not contemplate could have a material adverse effect on the spending patterns of businesses including our current and potential customers which could have a material adverse effect on our net sales and our results of operations. See “Current business outlook” in this Form 10-Q for information regarding recent business conditions.

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

Our Financial Performance is Subject to Risks Associated with Changes in the Value of the U.S. Dollar versus Local Currencies. The vast majority of our sales outside of the U.S. are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. If the local currencies in which we sell our products strengthen against the U.S. dollar, we have in the past, and in the future may need to, lower our prices in the local currency to remain competitive in our international markets. This could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins. We cannot predict to what degree or how long the recent volatility in the foreign currency exchange markets will continue. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent net sales and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our net sales growth in international markets and may pose similar challenges in the future. See “Results of Operations” in this Form 10-Q for further discussion on the effect that changes in the foreign currency exchange rates have had on our operating results. See “Current business outlook” in this Form 10-Q for information regarding recent business conditions.

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

Our Current Domestic Cash Position May Not Be Sufficient to Fund our Domestic Cash Needs in the Next Twelve Months and We May Need to Borrow Additional Amounts Under our Loan Agreement, Seek Funding from External Sources or Repatriate Foreign Earnings.  Our Loan Agreement with Wells Fargo Bank provides for a $125 million unsecured revolving line of credit. Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. (See “Note 13—Debt” in Notes to Consolidated Financial Statements for additional discussion of the Loan Agreement). We may choose to borrow additional funds against our line of credit in future periods to have sufficient domestic cash to fund continued dividends to our stockholders, to fund potential acquisitions, to purchase shares under our board authorized share repurchase program or other domestic general corporate purposes without the need to repatriate foreign cash, as we intend to permanently reinvest our undistributed earnings for the foreseeable future. Future dividends are subject to approval and declaration by our Board of Directors, and our share repurchase program does not obligate us to acquire any specific number of shares.

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

Orders With a Value of Greater than One Million Dollars Expose Us to Significant Additional Business and Legal Risks that Could Have a Material Adverse Impact on our Business, Results of Operations and Financial Condition. We continue to make a concentrated effort to increase our net sales through the pursuit of orders with a value greater than $1.0 million. These types of orders expose us to significant additional business and legal risks compared to smaller orders. Our very large customers frequently require contract terms that vary substantially from our standard terms of sale. At times these orders include terms that impose critical delivery commitments and severe contractual liabilities if we fail to provide the required quantity of products at the required delivery times, impose product acceptance requirements and product performance evaluation requirements which create uncertainty with respect to the timing of our ability to recognize revenue from such orders, allow the customers to cancel or delay orders without liability, require us to develop specific product mitigation plans for product delivery constraints caused by unexpected or catastrophic situations to help assure quick production recovery, and that require most favored customer pricing, significant discounts, extended payment terms and volume rebates. At times these customers require broad indemnity obligations and large direct and consequential damage provisions in the event we breach our contracts with them. At times these contracts  have supply constraint requirements which mandate that we allocate large product inventories for a specific contract. These inventory requirements expose us to higher risks of inventory obsolescence and can adversely impact our ability to provide adequate product supply to other customers.

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

Revenue Derived from Large Orders Could Adversely Affect our Gross Margin and Could Lead to Greater Variability in our Quarterly Results.  We define our large order business as orders with a value greater than $100,000. These orders have been and may continue to be more sensitive to changes in the global industrial economy, subject to greater discount variability, lower gross margins, and such orders may be pushed-out or reduced at a faster pace during an economic downturn compared to orders valued at less than $100,000.  To the extent that the amount of our net sales derived from large orders increases in future periods, either in absolute dollars or as a percentage of our overall business, our gross margins could decline, and we could experience greater volatility and see a greater negative impact from future downturns in the global industrial economy. This dynamic may also have an impact on the historical seasonal pattern of our net sales and our results of operations. These types of orders also make managing inventory levels more difficult as we have in the past and may have to in the future build large quantities of inventory in anticipation of future demand that may not materialize.

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

We Make Significant Investments in New Products that May Not Be Successful or Achieve Expected Returns. We plan to continue to make significant investments in research, development, and marketing for new and existing products and technologies.  For example, we recently launched LabVIEW NXG, the next generation of our flagship software application. We have made and will continue to make significant investments in software development related to the new and enhanced features of this product. These investments involve a number of risks as the commercial success of such efforts depend on many factors, including our ability to anticipate and respond to innovation, achieve the desired technological fit, and be effective with our marketing and distribution efforts.  If our existing or potential customers do not perceive our latest product offerings as providing significant new functionality or value, or if we are late to market with a new product or technology, we may not achieve our expected return on our investments or be able recover the costs expended to develop new product offerings, which could have a material adverse effect on our operating results.  Even if our new products are profitable, our operating margins for new products may not be as high as the margins we have experienced historically.

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

Our Reported Financial Results May be Adversely Affected by Changes in Accounting Principles Generally Accepted in the U.S. We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission. A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. For example, in May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which supersedes nearly all existing U.S. GAAP revenue recognition guidance and which will be effective for us for our fiscal year beginning January 1, 2018. (See “Note 1 – Operations and summary of significant accounting policies” for additional discussion of the accounting changes).

We Operate in Intensely Competitive Markets.  The markets in which we operate are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than we have, and we may face further competition from new market entrants in the future. A key competitor is Keysight Technologies Inc. (“Keysight”) which was part of Agilent until November 2014. Keysight offers hardware and software products that provide solutions that directly compete with our virtual instrumentation products including its own line of PXI based hardware. Keysight is aggressively advertising and marketing products that are competitive with our products. Because of Keysight’s strong position in the instrumentation business, changes in its marketing strategy or product offerings could have a material adverse effect on our operating results.

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

Our Tax Returns and Other Tax Matters are Subject to Examination by the U.S. Internal Revenue Service and Other Tax Authorities and Governmental Bodies and the Results of These Examinations Could Have a Material Adverse Effect on Our Financial Condition. We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. These uncertain tax positions are subject to examination by the U.S. Internal Revenue Service and other tax authorities. There can be no assurance as to the outcome of any future examinations. If the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be materially adversely affected. Our tax years 2008 through 2017 remain open to examination by the major taxing jurisdictions to which we are subject.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our management’s certification of adequate disclosure controls and procedures as of June 30, 2017. Our most recent annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. Our most recent annual report on Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

At June 30, 2017, there were 1,134,247 shares available for repurchase under a repurchase plan approved on April 21, 2010. This repurchase plan does not have an expiration date. The following table provides information as of June 30, 2017 with respect to the shares of our common stock that we repurchased during the second quarter of 2017.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

April 1, 2017 to April 30, 2017	-	-	-	1,134,247

May 1, 2017 to May 31, 2017	-	-	-	1,134,247

June 1, 2017 to June 30, 2017	-	-	-	1,134,247
Total	-	$-	-	1,134,247

 ITEM 5.OTHER INFORMATION

From time to time our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Jeffrey L. Kodosky and James J. Truchard have made periodic sales of our stock pursuant to such plans.

On July 26, 2017, our Board of Directors appointed John C. Roiko as our Chief Accounting Officer effective August 1, 2017.  Mr. Roiko, age 59, joined us as worldwide Corporate Controller in 1998, has served as our Vice President of Finance since 2008 and served as our Interim Chief Financial Officer from January 1, 2017 to May 9, 2017.  Prior to joining NI, Mr. Roiko worked as a product line Controller for the Defense Division at Honeywell before moving to Emerson Process Management as the North Americas Accounting Manager. Mr. Roiko then pursued start-up opportunities as the Chief Financial Officer for Columbia Scientific and Director of Accounting for Arrowsmith Technologies. Mr. Roiko holds a Bachelor's degree in finance with a minor in accounting from St. Cloud State University and a Master's degree from Minnesota State University.  There are no family relationships between Mr. Roiko and any director or executive officer of our company. Mr. Roiko has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

ITEM 6	EXHIBITS
3.1(1)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(4)	Specimen of Common Stock certificate of the Company.
10.1(4)	Form of Indemnification Agreement.
10.2(5)	1994 Employee Stock Purchase Plan, as amended.*
10.3(5)	National Instruments Corporation Annual Incentive Program, as amended.*
10.4(6)	2005 Incentive Plan.*
10.5(7)	2005 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.6(8)	2005 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.7(9)	2005 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.8(10)	2005 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.9(11)	2010 Incentive Plan.*
10.10(12)	2010 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.11(13)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.12(14)	2010 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.13(15)	2010 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.14(16)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.15(17)	RSU Vesting Acceleration Agreement between the Company and Alexander M. Davern, effective as of October 28, 2014.*
10.16(18)	Loan Agreement, dated as of May 9, 2013, by and among National Instruments Corporation, the guarantors from time to time party thereto and Wells Fargo Bank, National Association, as lender.
10.17(19)	2015 Equity Incentive Plan.*
10.18(20)	2015 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.19(21)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.20(22)	2015 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.21(23)	2015 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.22(24)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting – Threshold Performance Goal).*
10.23(25)	2015 Form of Restricted Stock Unit Award Agreement (Employee-Time Based Vesting).*
10.24(26)	Performance Cash Incentive Plan.*
10.25(27)	First Amendment to Loan Agreement, dated as of October 29, 2015, by and among National Instruments Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as lender
10.26(28)	RSU Vesting Acceleration Agreement between the Company and Eric H. Starkloff, effective as of February 26, 2016.*
10.27(29)	RSU Vesting Acceleration Agreement between the Company and Scott A. Rust, effective as of February 26, 2016.*
10.28(30)	Employment Agreement between the Company and Alexander M. Davern, dated August 29, 2016 and effective January 1, 2017.*†
10.29(31)	Offer Letter between the Company and Karen Rapp dated March 22, 2017.*
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2013.
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 000-25426).
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 8-A on April 27, 2004 (File No. 000-25426).
(4)	Incorporated by reference to the Company’s Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.

(5)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2016.
(6)	Incorporated by reference to exhibit A of the Company’s Proxy Statement filed on April 4, 2005 (File No. 000-25426).
(7)	Incorporated by reference to exhibit 10.8 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(8)	Incorporated by reference to exhibit 10.9 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(9)	Incorporated by reference to exhibit 10.10 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(10)	Incorporated by reference to exhibit 10.11 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(11)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on May 17, 2010 (File No. 000-25426).
(12)	Incorporated by reference to exhibit 10.2 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(13)	Incorporated by reference to exhibit 10.3 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(14)	Incorporated by reference to exhibit 10.4 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(15)	Incorporated by reference to exhibit 10.5 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(16)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on April 25, 2014.
(17)	Incorporated by reference to exhibit 10.16 filed with the Company’s Form 10-K for the fiscal year ended December 31, 2014.
(18)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on May 13, 2013.
(19)	Incorporated by reference to exhibit B of the Company’s Proxy Statement filed on April 1, 2015.
(20)	Incorporated by reference to exhibit 10.18 filed with the Company’s Form 10-Q filed on July 31, 2015.
(21)	Incorporated by reference to exhibit 10.19 filed with the Company’s Form 10-Q filed on July 31, 2015.
(22)	Incorporated by reference to exhibit 10.20 filed with the Company’s Form 10-Q filed on July 31, 2015.
(23)	Incorporated by reference to exhibit 10.21 filed with the Company’s Form 10-Q filed on July 31, 2015.
(24)	Incorporated by reference to exhibit 10.22 filed with the Company’s Form 10-Q filed on July 31, 2015.
(25)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on December 16, 2016.
(26)	Incorporated by reference to exhibit C of the Company’s Proxy Statement filed on April 1, 2015.
(27)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on October 30, 2015.
(28)	Incorporated by reference to exhibit 10.25 filed with the Company’s Form 10-Q filed on May 2, 2016.
(29)	Incorporated by reference to exhibit 10.26 filed with the Company’s Form 10-Q filed on May 2, 2016.
(30)	Incorporated by reference to exhibit 10.27 filed with the Company’s Form 10-Q filed on October 31, 2016.
(31)	Incorporated by reference to exhibit 10.29 filed with the Company’s Form 10-Q filed on May 1, 2017.
*	Management Contract or Compensatory Plan or Arrangement
†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted and submitted separately with the Securities and Exchange Commission.

SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 1, 2017

NATIONAL INSTRUMENTS CORPORATION
By: /s/ Karen Rapp
Karen Rapp
EVP, Chief Financial Officer
(Principal Financial Officer)