Form 10-Q
period 2017-09-30
NATIONAL INSTRUMENTS CORP
filed 2017-10-31
CIK 935494

10-Q 1 nati-20170630x10q.htm 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
  ☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2017 or

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
___________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒Accelerated filer ☐Non-accelerated filer ☐Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2017
Common Stock - $0.01 par value	130,745,022

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$294,194	$285,283
Short-term investments	91,223	73,117
Accounts receivable, net	235,177	228,686
Inventories, net	184,641	193,608
Prepaid expenses and other current assets	50,325	53,953
Total current assets	855,560	834,647
Property and equipment, net	254,918	260,456
Goodwill	265,091	253,197
Intangible assets, net	122,681	108,663
Other long-term assets	32,878	39,601
Total assets	$1,531,128	$1,496,564
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$51,274	$48,800
Accrued compensation	45,231	27,743
Deferred revenue - current	120,271	115,577
Other current liabilities	17,802	32,997
Other taxes payable	30,832	34,958
Total current liabilities	265,410	260,075
Long-term debt	15,000	25,000
Deferred income taxes	37,074	45,386
Liability for uncertain tax positions	9,284	11,719
Deferred revenue - long-term	31,405	29,752
Other long-term liabilities	9,156	10,413
Total liabilities	367,329	382,345
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 360,000,000 shares authorized; 130,745,022 shares and 129,202,979 shares issued and outstanding, respectively	1,307	1,292
Additional paid-in capital	816,152	771,346
Retained earnings	365,021	376,202
Accumulated other comprehensive loss	(18,681)	(34,621)
Total stockholders’ equity	1,163,799	1,114,219
Total liabilities and stockholders’ equity	$1,531,128	$1,496,564

The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net sales:
Product	$291,891	$278,521	$853,219	$816,486
Software maintenance	29,030	27,843	86,416	83,161
Total net sales	320,921	306,364	939,635	899,647

Cost of sales:
Product	81,641	74,734	235,989	225,261
Software maintenance	2,110	1,998	6,744	5,126
Total cost of sales	83,751	76,732	242,733	230,387

Gross profit	237,170	229,632	696,902	669,260

Operating expenses:
Sales and marketing	116,661	116,662	358,335	346,230
Research and development	56,526	59,066	171,701	178,244
General and administrative	26,468	24,537	78,400	74,308
Total operating expenses	199,655	200,265	608,436	598,782

Operating income	37,515	29,367	88,466	70,478

Other income:
Interest income	657	276	1,509	787
Net foreign exchange gain (loss)	1,096	(760)	1,624	(1,471)
Other (loss) gain, net	(1,153)	301	(957)	(2,052)
Income before income taxes	38,115	29,184	90,642	67,742
Provision for income taxes	4,726	4,695	13,949	14,155

Net income	$33,389	$24,489	$76,693	$53,587

Basic earnings per share	$0.26	0.19	0.59	0.42

Weighted average shares outstanding - basic	130,660	128,815	130,103	128,233

Diluted earnings per share	$0.25	$0.19	$0.59	0.42

Weighted average shares outstanding - diluted	131,617	129,047	131,050	128,738

Dividends declared per share	$0.21	$0.20	$0.63	$0.60

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income	$33,389	$24,489	$76,693	$53,587
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	6,226	3,964	21,890	12,130
Unrealized gain (loss) on securities available-for-sale	162	(70)	187	479
Unrealized (loss) gain on derivative instruments	(3,136)	976	(9,470)	4,541
Other comprehensive gain, before tax	3,252	4,870	12,607	17,150
Tax (benefit) expense related to items of other comprehensive income	(1,186)	967	(3,333)	4,242
Other comprehensive gain, net of tax	4,438	3,903	15,940	12,908
Comprehensive income	$37,827	$28,392	$92,633	$66,495

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flow from operating activities:
Net income	$76,693	$53,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,794	55,164
Stock-based compensation	21,272	19,635
Tax expense from deferred income taxes	(4,290)	(7,321)
Changes in operating assets and liabilities	(1,013)	28,951
Net cash provided by operating activities	147,456	150,016

Cash flow from investing activities:
Capital expenditures	(24,084)	(34,408)
Capitalization of internally developed software	(34,406)	(24,048)
Additions to other intangibles	(1,379)	(1,969)
Acquisitions, net of cash received	—	(549)
Purchases of short-term investments	(62,845)	(9,054)
Sales and maturities of short-term investments	45,582	38,566
Net cash used in investing activities	(77,132)	(31,462)

Cash flow from financing activities:
Proceeds from revolving line of credit	—	15,000
Principal payments on revolving line of credit	(10,000)	(27,000)
Proceeds from issuance of common stock	22,870	22,157
Repurchase of common stock	—	(5,635)
Dividends paid	(82,051)	(77,056)
Net cash used in financing activities	(69,181)	(72,534)

Effect of exchange rate changes on cash	7,768	3,503

Net change in cash and cash equivalents	8,911	49,523
Cash and cash equivalents at beginning of period	285,283	251,129
Cash and cash equivalents at end of period	$294,194	$300,652

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at September 30, 2017 and December 31, 2016, the results of our operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016, and the cash flows for the nine months ended September 30, 2017 and 2016. Our operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Starting January 1, 2017, we began separately presenting the effect of exchange rate changes on cash and cash equivalents in our condensed consolidated statements of cash flows due to growing operations in foreign currency environments. Amounts in the comparable prior period have been reclassified to conform to the current period presentation.  The reclassifications resulted in the disaggregation of the amount attributable to the “Effect of exchange rate changes on cash” of $3.5 million, with a corresponding decrease to “Net cash provided by operating activities” for the nine months ended September 30, 2016. We believe the reclassification is immaterial to the consolidated financial statements.

Recently Adopted Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory. The standard is intended to address diversity in practice and complexity in financial reporting, particularly for intra-entity transfers of intellectual property. We early adopted ASU 2016-16 effective January 1, 2017. Using the modified retrospective method, the impact of the adoption of the standard was to increase deferred tax assets by $0.4 million, decrease other assets, net by $6.2 million and decrease retained earnings by $5.8 million. The adoption of the amendments had the effect of increasing our diluted earnings per share by $0.01 and $0.03 for the three and nine months ended September 30, 2017, respectively.

Recently Issued Accounting Pronouncements

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU simplifies certain aspects of hedge accounting and improves disclosures of hedging arrangements through the elimination of the requirement to separately measure and report hedge ineffectiveness. The ASU generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item in order to align financial reporting of hedge relationships with economic results. Entities must apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements must be applied prospectively. Our effective date for adoption of this guidance is our fiscal year beginning January 1, 2019. We are currently evaluating the effect that this guidance will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. The guidance requires lessees to recognize most lease liabilities on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The update states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The update is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures. Based on our initial assessment, we expect that the adoption of this standard will have a material impact on our balance sheet but that it will not have a material impact on our ongoing results of operations. We do not expect to adopt the new standard prior to the required effective date.

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

ASU 2014-09, as amended, could have a material impact on our consolidated financial statements and disclosures. While we are still evaluating the matter we believe the impact of the change to the timing of revenue recognition for our limited offerings mentioned above may have a material impact on our deferred revenue balance on the adoption date under the application of the modified retrospective transition method. However, it is not expected to have a material impact to our results of operations in subsequent annual periods.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2017 and 2016, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)		(In thousands)
	(Unaudited)		(Unaudited)
	2017	2016	2017	2016
Weighted average shares outstanding-basic	130,660	128,815	130,103	128,233
Plus: Common share equivalents
RSUs	957	232	947	505
Weighted average shares outstanding-diluted	131,617	129,047	131,050	128,738

Stock awards to acquire 40,700 shares and 1,068,800 shares for the three months ended September 30, 2017 and 2016, respectively, and 22,300 shares and 58,000 shares for the nine months ended September 30, 2017 and 2016, respectively, were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.

Note 3 – Short-term investments

The following tables summarize unrealized gains and losses related to our short-term investments designated as available-for-sale:

	As of September 30, 2017
(In thousands)	(Unaudited)
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Corporate bonds	$90,817	$170	$(76)	$(1,448)	$89,463
Time deposits	1,760	—	—	—	1,760
Short-term investments	$92,577	$170	$(76)	$(1,448)	$91,223

(In thousands)	As of December 31, 2016
		Gross	Gross	Cumulative
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Translation Adjustment	Fair Value
Corporate bonds	$72,986	$89	$(182)	$(1,536)	$71,357
Time deposits	1,760	—	—	—	1,760
Short-term investments	$74,746	$89	$(182)	$(1,536)	$73,117

The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale:

	As of September 30, 2017
(In thousands)	(Unaudited)
	Adjusted Cost	Fair Value
Due in less than 1 year	$15,838	$15,833
Due in 1 to 5 years	76,739	75,390
Total available-for-sale debt securities	$92,577	$91,223

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$14,078	$14,073
U.S. treasuries and agencies	—	—
Time deposits	1,760	1,760
Total available-for-sale debt securities	$15,838	$15,833

Due in 1 to 5 years	Adjusted Cost	Fair Value
Corporate bonds	$76,739	$75,390
Total available-for-sale debt securities	$76,739	$75,390

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$43,982	$43,982	$—	$—
U.S. treasuries and agencies	64,064	—	64,064	—
Short-term investments available for sale:
Corporate bonds	89,463	—	89,463	—
Time deposits	1,760	1,760	—	—
Derivatives	6,574	—	6,574	—
Total Assets	$205,843	$45,742	$160,101	$—

Liabilities
Derivatives	$(11,700)	$—	$(11,700)
Total Liabilities	$(11,700)	$—	$(11,700)	$—

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$68,577	$68,577	$—	$—
Short-term investments available for sale:
Corporate bonds	71,357	—	71,357	—
Time deposits	1,760	1,760	—	—
Derivatives	15,113	—	15,113	—
Total Assets	$156,807	$70,337	$86,470	$—

Liabilities
Derivatives	$(8,199)	$—	$(8,199)	$—
Total Liabilities	$(8,199)	$—	$(8,199)	$—

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

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of similar instruments. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the nine months ended September 30, 2017. There were no transfers in or out of Level 1 or Level 2 during the nine months ended September 30, 2017.

As of September 30, 2017, our short-term investments did not include sovereign debt from any country other than the United States.

We did not have any items that were measured at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016. The carrying value of net accounts receivable, accounts payable, and long-term debt contained in the consolidated balance sheets approximates fair value.

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

We have operations in over 50 countries. Sales outside of the Americas accounted for approximately 58% and 58% of our net sales during the three months ended September 30, 2017 and 2016, respectively, and approximately 60% and 61% of our net sales during the nine months ended September 30, 2017 and 2016, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

 Cash flow hedges

To help protect against the reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales over the next one to three years, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted net sales and forecasted expenses denominated in foreign currencies with forward and purchased option contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. For option contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the option contracts net of the premium paid designated as hedges. Our foreign currency purchased option contracts are purchased “at-the-money” or “out-of-the-money.” We purchase foreign currency forward and option contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, Hungarian forint, British pound, Malaysian ringgit and Chinese yuan) and limit the duration of these contracts to 36 months or less.

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

We held forward contracts designated as cash flow hedges with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of September 30, 2017	As of December 31,
	(Unaudited)	2016
Chinese yuan	$27,760	$27,414
Euro	158,490	123,522
Japanese yen	23,726	44,982
Hungarian forint	48,722	57,077
Malaysian ringgit	32,438	42,510
Total forward contracts notional amount	$291,136	$295,505

The contracts in the foregoing table had contractual maturities of 36 months or less at September 30, 2017 and December 31, 2016.

At September 30, 2017, we expect to reclassify $4.1 million of losses on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $0.6 million of gains on derivative instruments from accumulated OCI to cost of sales during the next twelve months when the cost of sales are incurred and $0.5 million of gains on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at September 30, 2017. Actual results may vary materially as a result of changes in the corresponding exchange rates subsequent to this date.

The gains and losses recognized in earnings due to hedge ineffectiveness were not material for each of the nine months ended September 30, 2017 and 2016 and are included as a component of net income under the line item “net foreign exchange gain (loss).”

Other Derivatives
Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 90 days or less. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss).” As of September 30, 2017 and December 31, 2016, we held foreign currency forward contracts that were not designated as hedging instruments with a notional amount of $59 million and $60 million, respectively.
The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, respectively.

	Asset Derivatives
	September 30, 2017		December 31, 2016
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$3,695	Prepaid expenses and other current assets	$9,378

Foreign exchange contracts - LT forwards	Other long-term assets	2,702	Other long-term assets	3,866
Total derivatives designated as hedging instruments		$6,397		$13,244

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$177	Prepaid expenses and other current assets	$1,869
Total derivatives not designated as hedging instruments		$177		$1,869

Total derivatives		$6,574		$15,113

	Liability Derivatives
	September 30, 2017		December 31, 2016
(In thousands)	(Unaudited)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Other current liabilities	$(6,695)	Other current liabilities	$(4,672)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(4,082)	Other long-term liabilities	(3,352)
Total derivatives designated as hedging instruments		$(10,777)		$(8,024)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Other current liabilities	$(923)	Other current liabilities	$(175)
Total derivatives not designated as hedging instruments		$(923)		$(175)

Total derivatives		$(11,700)		$(8,199)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for three month periods ended September 30, 2017 and 2016, respectively:

September 30, 2017
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(5,804)	Net sales	$(1,401)	Net foreign exchange gain/(loss)	$—

Foreign exchange contracts - forwards and options	1,421	Cost of sales	(105)	Net foreign exchange gain/(loss)	—

Foreign exchange contracts - forwards and options	1,247	Operating expenses	(148)	Net foreign exchange gain/(loss)	—
Total	$(3,136)		$(1,654)		$—

September 30, 2016
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(1,156)	Net sales	$(160)	Net foreign exchange gain/(loss)	$—

Foreign exchange contracts - forwards and options	1,412	Cost of sales	(414)	Net foreign exchange gain/(loss)	—

Foreign exchange contracts - forwards and options	720	Operating expenses	(389)	Net foreign exchange gain/(loss)	—
Total	$976		$(963)		$—

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		September 30, 2017	September 30, 2016
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$(887)	(814)

Total		$(887)	$(814)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the nine months ended September 30, 2017 and 2016, respectively:

September 30, 2017
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(20,601)	Net sales	$1,348	Net foreign exchange gain/(loss)	$—

Foreign exchange contracts - forwards and options	5,901	Cost of sales	(1,083)	Net foreign exchange gain/(loss)	—

Foreign exchange contracts - forwards and options	5,230	Operating expenses	(1,127)	Net foreign exchange gain/(loss)	—
Total	(9,470)		$(862)		$—

September 30, 2016
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards and options	$(1,432)	Net sales	$(1,301)	Net foreign exchange gain/(loss)	$—

Foreign exchange contracts - forwards and options	3,009	Cost of sales	(1,367)	Net foreign exchange gain/(loss)	—

Foreign exchange contracts - forwards and options	2,964	Operating expenses	(1,278)	Net foreign exchange gain/(loss)	—
Total	$4,541		$(3,946)		$—

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		September 30, 2017	September 30, 2016
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$(4,065)	(1,005)
Total		$(4,065)	$(1,005)
໿

Note 6 – Inventories, net

Inventories, net consist of the following:

	September 30, 2017	December 31,
(In thousands)	(Unaudited)	2016

Raw materials	$93,023	$92,906
Work-in-process	9,095	9,125
Finished goods	82,523	91,577
	$184,641	$193,608
໿

Note 7 – Intangible assets, net

Intangible assets at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017
(In thousands)	(Unaudited)			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$116,760	$(32,701)	$84,059	$103,887	$(39,180)	$64,707
Acquired technology	95,963	(85,573)	10,390	94,124	(79,485)	14,639
Patents	32,678	(19,424)	13,254	31,513	(17,573)	13,940
Other	45,212	(30,234)	14,978	42,848	(27,471)	15,377
	$290,613	$(167,932)	$122,681	$272,372	$(163,709)	$108,663

Software development costs capitalized for the three month periods ended September 30, 2017 and 2016 were $10.1 million and $9.1 million, respectively, and related amortization expense was $5.7 million and $4.9 million, respectively. For the nine months ended September 30, 2017 and 2016, capitalized software development costs were $35.8 million and $25.0 million, respectively, and related amortization expense was $16.5 million and $14.0 million, respectively. Capitalized software development costs for the three month periods ended September 30, 2017 and 2016 included costs related to stock based compensation of $487,000 and $445,000, respectively. For the nine months ended September 30, 2017 and 2016, capitalized software development costs included costs related to stock based compensation of $1.4 million and $1.0 million, respectively. The related amounts in the table above are net of fully amortized assets.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three to six years. Acquired technology and other intangible assets are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally 10 to 17 years. Total intangible assets amortization expenses were $8.7 million and $8 million for the three month periods ended September 30, 2017 and 2016, respectively, and $25.7 million and $27 million for the nine months ended September 30, 2017 and 2016, respectively.

Note 8 – Goodwill

The carrying amount of goodwill as of September 30, 2017, was as follows:

Amount
(In thousands)
Balance as of December 31, 2016	$253,197
Acquisitions	—
Foreign currency translation impact	11,894
Balance as of September 30, 2017 (unaudited)	$265,091

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

Note 9 – Income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. We had a valuation allowance of $62 million at September 30, 2017 and December 31, 2016, and $102 million at December 31, 2015. A majority of the valuation allowance is related to the deferred tax assets of National Instruments Hungary Kft. (“NI Hungary”). The decrease in the valuation allowance from 2015 to 2016 was primarily due to the revaluation of NI Hungary’s gross deferred tax assets following the reduction in the Hungarian corporate income tax rate from 19% to 9%.

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $9.3 million and $11.7 million of unrecognized tax benefits at September 30, 2017 and December 31, 2016, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross increase in unrecognized tax benefits of $0.5 million and $1 million for the three and nine month periods ended September 30, 2017, respectively, as a result of the tax positions taken during these periods. We recorded a gross decrease in unrecognized tax benefits of $3.7 million for each of the three and nine month periods ended September 30, 2017 as a result of closing open tax years. As of September 30, 2017, it is reasonably possible that we will recognize tax benefits in the amount of $1.5 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority.  Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2017, we had approximately $1 million accrued for interest related to uncertain tax positions. The tax years 2008 through 2017 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 12% and 16% for the three month periods ended September 30, 2017 and 2016, respectively, and 15% and 21% for the nine months ended September 30, 2017 and 2016, respectively. For the three and nine month periods ended September 30, 2017, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, the research and development tax credit, a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit, and excess tax benefits from share-based compensation.  For the three and nine month periods ended September 30, 2016, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, the research and development tax credit, and a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit.

Our earnings in Hungary are subject to a statutory tax rate of 9%. In addition, our research and development activities in Hungary benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. The tax position of our Hungarian operations resulted in income tax benefits of $4.3 million and $4.5 million for the three month periods ended September 30, 2017 and 2016, respectively, and $11.6 million and $10.3 million for the nine months ended September 30, 2017 and 2016, respectively.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2027. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early.  The income tax benefits of the tax holiday for the three and nine months ended September 30, 2017 were approximately $0.8 million and $1.9 million, respectively.  The impact of the tax holiday on a per share basis for each of the three and nine months ended September 30, 2017 was a benefit of $0.01 per share. The income tax benefits of the tax holiday for the three and nine months ended September 30, 2016 were approximately $0.8 million and $1.9 million, respectively.  The impact of the tax holiday on a per share basis for each of the three and nine months ended September 30, 2016 was a benefit of $0.01 per share.

No other taxing jurisdictions had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the IRS with regard to any foreign jurisdictions.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward and option contracts and securities classified as available-for-sale. The accumulated OCI, net of tax, for the nine months ended September 30, 2017 and 2016, consisted of the following:

	September 30, 2017
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2016	$(37,174)	$(669)	3,222	$(34,621)
Current-period other comprehensive income (loss)	21,890	187	(10,332)	11,745
Reclassified from accumulated OCI into income	—	—	862	862
Income tax (benefit) expense	13	14	(3,360)	(3,333)
Balance as of September 30, 2017	$(15,297)	$(496)	$(2,888)	$(18,681)

	September 30, 2016
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2015	$(31,871)	$(857)	(5,362)	$(38,090)
Current-period other comprehensive income	12,130	479	595	13,204
Reclassified from accumulated OCI into income	—	—	3,946	3,946
Income tax expense	2,582	123	1,537	4,242
Balance as of September 30, 2016	$(22,323)	$(501)	$(2,358)	$(25,182)
໿

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

Our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”) on May 12, 2015. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 2,518,416 shares of common stock that were reserved but not issued under the 2010 Plan as of May 12, 2015, and any shares that were returned to the 1994, 2005, and the 2010 Plans as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2015 Plan, administered by the Compensation Committee of the Board of Directors, provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three, four, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. There were 3,848,515 shares available for grant under the 2015 Plan at September 30, 2017.

During the three month period ended September 30, 2017, we did not make any changes in accounting principles or methods of estimates related to the 2005, 2010 and 2015 Plans.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. On May 9, 2017, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan. At September 30, 2017, we had 3,069,958 shares of common stock reserved for future issuance under this plan. We issued 863,093 shares under this plan in the nine months ended September 30, 2017 and the weighted average purchase price of the employees’ purchase rights was $26.5 per share. During the nine months ended September 30, 2017, we did not make any changes in accounting principles or methods of estimates with respect to such plan.

Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

We have 5,000,000 authorized shares of preferred stock. On January 21, 2004, our Board of Directors designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with the adoption of a Preferred Stock Rights Agreement which expired on May 10, 2014. There were no shares of preferred stock issued and outstanding at September 30, 2017.

Stock repurchases and retirements

From time to time, our Board of Directors has authorized various programs for our repurchase of shares of our common stock depending on market conditions and other factors. Under the current program, we did not make any share repurchases during the nine months ended September 30, 2017 or the three months ended September 30, 2016. We repurchased a total of 206,780 shares of our common stock at a weighted average price per share of $27.25 during the nine months ended September 30, 2016. At September 30, 2017, there were 1,134,247 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date.

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

Total net sales by the major geographic areas in which we operate, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2017	2016	2017	2016
Net sales:
Americas	$133,191	$129,710	$373,277	$354,806
EMEIA	93,277	92,232	288,565	278,616
APAC	94,453	84,422	277,793	266,225
	$320,921	$306,364	$939,635	$899,647

Based on the billing location of the customer, total sales outside the U.S. for the three months ended September 30, 2017 and 2016 were $195 million and $184 million, respectively, and $588 million and $564 million for the nine months ended September 30, 2017 and 2016, respectively.

Total property and equipment, net, outside the U.S. was $133 million as of September 30, 2017 and December 31, 2016.

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

The loans bear interest, at our option, at a base rate determined in accordance with the Loan Agreement, plus a spread of 0.0% to 0.50%, or a LIBOR rate plus a spread of 1.13% to 2.00%, in each case with such spread determined based on a ratio of consolidated indebtedness to EBITDA, determined in accordance with the Loan Agreement. Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date. We are also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.18% to 0.30%, with such rate determined based on the ratio described above. The Loan Agreement contains customary affirmative and negative covenants. The affirmative covenants include, among other things, delivery of financial statements, compliance certificates and notices; payment of taxes and other obligations; maintenance of existence; maintenance of properties and insurance; and compliance with applicable laws and regulations. The negative covenants include, among other things, limitations on indebtedness, liens, mergers, consolidations, acquisitions and sales of assets, investments, changes in the nature of the business, affiliate transactions and certain restricted payments. The Loan Agreement also requires us to maintain a ratio of consolidated indebtedness to EBITDA equal to or less than 3.25 to 1.00, and a ratio of consolidated EBITDA to interest expense greater than or equal to 3.00 to 1.00, in each case determined in accordance with the Loan Agreement. As of September 30, 2017, we were in compliance with all covenants in the Loan Agreement.

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

As of September 30, 2017, we had outstanding $15 million in borrowings under this line of credit. During the three month periods ended September 30, 2017 and September 30, 2016, we incurred interest expense related to our outstanding borrowings of $176,000 and $167,000, respectively. During the nine months ended September 30, 2017 and September 30, 2016, we incurred interest expense related to our outstanding borrowings of $519,000 and $377,000, respectively. As of September 30, 2017 and September 30, 2016, the weighted-average interest rate on the revolving line of credit was 2.4% and 1.6%, respectively. These charges are included in “Other income (loss), net” in our Consolidated Statements of Income.

Note 14 – Commitments and contingencies

We offer a one-year limited warranty on most hardware products which is included in the terms of sale of such products. We also offer optional extended warranties on our hardware products for which the related revenue is recognized ratably over the warranty period. Provision is made for estimated future warranty costs at the time of the sale for the estimated costs that may be incurred under the standard warranty. Our estimate is based on historical experience and product sales during the period.  The warranty reserve for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,
(In thousands)	(Unaudited)
	2017	2016
Balance at the beginning of the period	$2,686	$1,755
Accruals for warranties issued during the period	1,929	1,764
Accruals related to pre-existing warranties	193	690
Settlements made (in cash or in kind) during the period	(1,983)	(2,088)
Balance at the end of the period	$2,825	$2,121

As of September 30, 2017, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7.8 million over the next twelve months.

As of September 30, 2017, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $3.1 million, which are generally payable over the next twelve months.

Note 15 – Restructuring

Since the first quarter of 2017, we have been taking steps to reduce our overall employee headcount by approximately 2% by the end of 2017 in an effort to minimize job duplication or evaluate where we should shift and centralize activities, improve efficiencies, and rebalance our resources on higher return activities. The timing and scope of our headcount reductions will vary. A summary of the charges in the consolidated statement of operations resulting from our restructuring activities is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2017	2016	2017	2016
Cost of sales	$79	—	$986	—
Research and development	86	—	1,382	—
Sales and marketing	1,618	—	7,997	—
General and Administration	207	—	801	—
Total restructuring and other related costs	$1,990	—	$11,166	—

A summary of balance sheet activity related to the restructuring activity is shown below:

Restructuring Liability
(in thousands)
Balance as of December 31, 2016	$—
Income statement expense	11,166
Cash payments	(7,714)
Balance as of September 30, 2017	$3,452

The restructuring  liability of  $3.5 million  at  September 30, 2017  relating  to  the restructuring activity  is  recorded  in the “accrued compensation” line item of the consolidated balance sheet.

໿
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

Note 17 – Subsequent events

On October 25, 2017, our Board of Directors declared a quarterly cash dividend of $0.21 per common share, payable on December 4, 2017, to stockholders of record on November 13, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein regarding our future financial performance, operations or other matters (including, without limitation, statements to the effect that we “believe,” "expect," "plan," "may," "will,” “intend to,” "project," “anticipate,” "continue," or "estimate" or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” beginning on page 41, and in the discussion below. Readers are also encouraged to refer to the documents regularly filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2016, for further discussion of our business and the risks attendant thereto.

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

Leveraging a worldwide sales, distribution and manufacturing network

We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators, and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 58% and 58% of our net sales during the three month periods ended September 30, 2017 and 2016, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total net sales will continue to be derived from international sales. (See “Note 12 – Segment and geographic information” of Notes to consolidated financial statements for details concerning the geographic breakdown of our net sales).

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

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. In assessing our business, we consider the trends in the Global Purchasing Managers’ Index (“PMI”), global industrial production as well as industry reports on the specific vertical industries that we target. Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the Global PMI. In the three month period ended September 30, 2017, the average of the Global PMI was 53.0 and the average of the new order element of the Global PMI was 53.8. As of September 30, 2017, the Global PMI was at its highest readings in over six years. Although these readings are indicative of expansion in the industrial sector we are unable to predict whether the industrial economy, as measured by the PMI, will remain above the neutral reading of 50, strengthen or contract during the remainder of 2017.

We are pleased with our disciplined execution which allowed us to deliver record revenue for a third quarter while improving our operating profitability compared to the third quarter of 2016. Since the first quarter of 2017 we have been taking steps to reduce our overall employee headcount by approximately 2% in an effort to reduce job duplication or evaluate where we should shift and centralize activities, improve efficiencies, and rebalance our resources on higher return activities. We expect to incur $8 million to $9 million in severance and other restructuring-related charges, net of tax, by the end of 2017, as a result of these actions of which approximately $1 million will be incurred in the fourth quarter of 2017. We remain concerned about the geopolitical instability in the Middle East and the Korean peninsula, the ongoing uncertainty created by the execution of the exit by the U.K. from the European Union (“Brexit”) as well as uncertainty created by the various policy proposals by the new administration in the U.S. While we remain cautious in the short-term due to uncertain economic conditions, we are optimistic about our long-term position in the industry through the sustained differentiation we deliver to our customers through our platform-based approach. In the third quarter of 2017, we saw a 1% year over year increase from orders under $20,000, an 8% year over year increase from orders between $20,000 and $100,000, and a 9% year over year increase from orders over $100,000. We continue to see growth in our orders above $20,000 which we believe reflects our focus on developing highly differentiated products, particularly for complex test and measurement systems.
Excluding our largest customer, orders over $100,000 were up 5 % year over year. The timing and amount of orders from our largest customer are unpredictable and therefore can cause unusual variations in the results and trends of our business. See “Results of Operations” below for additional discussion on the impact of orders from our largest customer on our business for the three month period ended September 30, 2017.
During the third quarter of 2017, we saw a moderate and broad decline in the value of the U.S. dollar in many of the currency markets where we have exposure, although the year over year impact of this change in the value of the dollar was not significant to our results of operations. As of the date of this filing, the U.S. dollar index, as tracked by the St. Louis Federal Reserve, remains above its ten year average. See “Results of Operations” below for additional discussion on the impact of foreign exchange rates on our business for the three month period ended September 30, 2017. See “Our Revenues are Subject to Seasonal Variations” under “Risk Factors” for additional discussion of potential fluctuations in our net sales.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2017	2016	2017	2016
Net sales:
Americas	41.5%	42.3%	39.7%	39.4%
EMEIA	29.1	30.1	30.7	31.0
APAC	29.4	27.6	29.6	29.6
Total net sales	100.0	100.0	100.0	100.0
Cost of sales	26.1	25.0	25.8	25.6
Gross profit	73.9	75.0	74.2	74.4
Operating expenses:
Sales and marketing	36.4	38.1	38.1	38.5
Research and development	17.6	19.3	18.3	19.8
General and administrative	8.2	8.0	8.3	8.3
Total operating expenses	62.2	65.4	64.7	66.6
Operating income	11.7	9.6	9.4	7.8
Other income (expense):
Interest income	0.2	0.1	0.2	0.1
Net foreign exchange loss	0.3	(0.2)	0.2	(0.2)
Other income, net	(0.4)	0.1	(0.1)	(0.2)
Income before income taxes	11.8	9.6	9.7	7.5
Provision for income taxes	1.5	1.5	1.5	1.5
Net income	10.4%	8.0%	8.2%	6.0%

  Figures may not sum due to rounding.

Results of Operations for the three and nine month periods ended September 30, 2017 and 2016

Net Sales.  The following table sets forth our net sales for the three and nine month periods ending September 30, 2017 and 2016 along with the changes between the corresponding periods.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(Unaudited)				(Unaudited)
			Change				Change
(In millions)	2017	2016	Dollars	Percentage	2017	2016	Dollars	Percentage

Product sales	$291.9	$278.5	13.4	5%	$853.2	$816.5	36.7	4%
Software maintenance sales	29.0	27.8	1.2	4%	86.4	83.2	3.2	4%
Total net sales	$320.9	$306.4	14.5	5%	$939.6	$899.6	40.0	4%
Figures may not sum due to rounding.

Large orders, defined as orders with a value greater than $100,000, increased by 9% year over year during the three months ended September 30, 2017, compared to the year over year increase of 28% in the three month period ended September 30, 2016. In the nine month period ended September 30, 2017, large orders increased by 16% year over year compared to the year over year increase of 10% during the nine month period ended September 30, 2016. A significant factor in the continued expansion of our large orders in the three and nine months ended September 30, 2017, compared to the comparable periods in 2016 was strong demand for our RF products, 5G prototyping solutions and semiconductor test systems. Year over year, orders from our largest customer were up 68% in the three months ended September 30, 2017. Excluding the impact of our largest customer, large orders increased by 5% year over year during the three month period ended September 30, 2017, and increased by 21% year over year during the nine month period ended September 30, 2017. Orders from our largest customer are discussed in more detail below. During each of the three month periods ended September 30, 2017 and 2016, large orders were 24% of our total orders, and for the nine month periods ended September 30, 2017 and 2016, large orders were 25% and 23% of our total orders, respectively. Large orders are more volatile, are subject to greater discount variability and may contract at a faster pace during an economic downturn compared to our other orders.

During the three month periods ended September 30, 2017 and 2016, we received $8.1 million and $4.8 million, respectively, in orders from our largest customer. During the nine month periods ended September 30, 2017 and 2016, we received $24.7 million and $29.5 million, respectively, in orders from our largest customer. In the three month periods ended September 30, 2017 and 2016, we recognized net sales of $7.8 million and $7.9 million, respectively, from orders from our largest customer, and in the nine month periods ended September 30, 2017 and 2016, we recognized net sales of $22 million and $31 million, respectively, from these orders.

The following table sets forth our net sales by geographic region for the three and nine month periods ending September 30, 2017 and 2016 along with the changes between the corresponding periods and the region’s percentage of total net sales.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(Unaudited)				(Unaudited)
			Change				Change
(In millions)	2017	2016	Dollars	Percentage	2017	2016	Dollars	Percentage

Americas	$133.2	$129.7	3.5	3%	$373.3	$354.8	18.5	5%
Percentage of total net sales	41.5%	42.3%			39.7%	39.4%

EMEIA	93.3	$92.2	1.1	1%	288.6	278.6	10.0	4%
Percentage of total net sales	29.1%	30.1%			30.7%	31.0%

APAC	$94.5	$84.4	10.1	12%	277.8	266.2	11.6	4%
Percentage of total net sales	29.4%	27.6%			29.6%	29.6%

We expect sales outside of the Americas to continue to represent a significant portion of our net sales. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.  Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), EMEIA, and APAC are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. In order to provide a framework for assessing how our underlying business performed excluding the effects of foreign currency fluctuations between periods, we compare the percentage change in our results from period to period using constant currency disclosure. To calculate the change in constant currency, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the average rates in effect during the three and nine month periods ended September 30, 2016). The following tables present this information, along with the impact of changes in foreign currency exchange rates on sales denominated in local currencies, for the three and nine month periods ended September 30, 2017.

	Three Months ended September 30, 2016	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Three Months ended September 30, 2017
(In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$129.7	3.2	2.5%	0.3	0.2%	133.2
EMEIA	$92.2	1.3	1.4%	(0.2)	(0.2)%	93.3
APAC	$84.4	10.2	12.1%	(0.2)	(0.2)%	94.5
Total net sales	$306.3	14.7	4.8%	(0.1)	(0.1)%	320.9

	Nine Months ended September 30, 2016	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Nine Months ended September 30, 2017
(In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$354.8	18.0	5.1%	0.4	—%	373.3
EMEIA	$278.6	14.9	5.3%	(5.0)	(1.8)%	288.6
APAC	$266.2	12.8	4.8%	(1.2)	(0.5)%	277.8
Total net sales	$899.6	45.7	5.1%	(5.8)	(0.6)%	939.6

  Figures may not sum due to rounding.

To help protect against changes in U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted net sales denominated in foreign currencies with average rate forward contracts. During the three month periods ended September 30, 2017 and 2016, these hedges had the effect of decreasing our net sales by $(1.4) million and decreasing our net sales by $(0.2) million, respectively. During the nine month periods ended September 30, 2017 and 2016, these hedges had the effect of increasing our net sales by $1.3 million and decreasing our net sales by $(1.3) million, respectively. (See “Note 5 - Derivative instruments and hedging activities” of Notes to consolidated financial statements for further discussion regarding our cash flow hedging program and its related impact on our net sales for 2017 and 2016).

Gross Profit. Our gross profit as a percentage of sales is impacted by many factors including changes in the amount of revenues from our largest customer and changes in the foreign currency exchange markets. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle. The following table sets forth our gross profit and gross profit as a percentage of net sales for the three and nine month periods ending September 30, 2017 and 2016 along with the percentage changes in gross profit for the corresponding periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)

(In millions)	2017	2016	2017	2016

Gross Profit	$237.2	$229.6	$696.9	$669.3
% change compared with prior period	3.3%		4.1%
Gross Profit as a percentage of net sales	73.9%	75.0%	74.2%	74.4%

For the three month periods ended September 30, 2017 and 2016, the change in exchange rates had the effect of increasing our cost of sales by $0.1 million and decreasing our cost of sales by $0.5 million, respectively. For the nine month periods ended September 30, 2017 and 2016, the change in exchange rates had the effect of decreasing our cost of sales by $1.4 million and $3.2 million, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During the three month periods ended September 30, 2017 and 2016, these hedges had the effect of increasing our cost of sales by $0.1 million and $0.4 million, respectively. During the nine month periods ended September 30, 2017 and 2016, these hedges had the effect of increasing our cost of sales by $1.1 million and $1.4 million, respectively. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our cost of sales for 2017 and 2016).

We do not typically maintain a large amount of order backlog as orders typically translate to sales quickly. As such, any weakness in orders typically has a pronounced impact on our net sales in the short term.

Operating Expenses. The following table sets forth our operating expenses for the three and nine month periods ending September 30, 2017 and 2016 along with the percentage changes between the corresponding periods and the line item as a percentage of total net sales.

	Three Months Ended September 30,			Nine Months Ended September 30,
	(Unaudited)			(Unaudited)
(In thousands)	2017	2016	Change	2017	2016	Change

Sales and marketing	$116,661	$116,662	—%	$358,335	$346,230	3%
Percentage of total net sales	36%	38%		38%	38%

Research and development	$56,526	59,066	(4)%	171,701	178,244	(4)%
Percentage of total net sales	18%	19%		18%	20%

General and Administrative	$26,468	24,537	8%	78,400	74,308	6%
Percentage of total net sales	8%	8%		8%	8%

Total operating expenses	$199,655	200,265	(0.3)%	608,436	598,782	2%
Percentage of total net sales	62%	65%		65%	67%

During the three month period ending September 30, 2017, operating expenses were relatively flat year over year, indicative of our disciplined expense management. In the three month period ended September 30, 2017, we capitalized $10 million of software development costs compared to $9 million in the three month period ended September 30, 2016. The year over year change in exchange rates had a minimal effect on our operating expenses during the period.

During the nine month period ending September 30, 2017, the year over year increase in operating expenses was primarily the result of $24 million in personnel-related expenses due to increased variable compensation in regions with strong sales growth, accrual of a potential payment under our annual company profit sharing program, an increase in our employer matching contribution for our defined contribution retirement plan, and $10 million in severance and other related costs associated with our restructuring initiative. These increases were partially offset by a decrease in software development costs of $10 million due to an increase in capitalization of software development costs compared to the nine month period ending September 30, 2016.  During the nine month period ending September 30, 2017, the year over year change in exchange rates had the effect of decreasing our operating expenses by $4 million.

We believe that our long-term growth and success depends on developing high quality software and hardware products on a timely basis. We are focused on leveraging recent investments in research and development and in our field sales force and taking actions to help ensure that those resources are concentrated in areas and on initiatives that will contribute to future growth in our business. The decreases in our research and development expenses for the three and nine month periods ended September 30, 2017, compared to the three and nine month periods ended September 30, 2016 were primarily driven by an increase in capitalized software development from expenditures related to LabVIEW NXG, a redesign of the software platform underlying our flagship application, LabVIEW.  The increase in our sales and marketing expenses for the three and nine month periods ended September 30, 2017, compared to the three and nine month periods ended September 30, 2016, was primarily driven by increased variable compensation in regions with strong sales growth and the timing of our annual global sales conference and NIWeek conference in May 2017. Previously, these events were held in the third quarter.

Operating Income.  For the three month periods ended September 30, 2017 and 2016, operating income was $38 million and $29 million, respectively, an increase of 28%. As a percentage of net sales, operating income was 11.7% and 9.6% for the three month periods ended September 30, 2017 and 2016, respectively. For the nine month periods ended September 30, 2017 and 2016, operating income was $88 million and $70 million, respectively, an increase of 26%. As a percentage of net sales, operating income was 9.4% and 7.8% for the nine month periods ended September 30, 2017 and 2016, respectively. The increases in operating income in absolute dollars for the three month period ended September 30, 2017, compared to the three month period ended September 30, 2016, and for the nine month period ended September 30, 2017, compared to the nine month period ended September 30, 2016, are attributable to the factors discussed in Net Sales, Gross Profit and Operating Expenses above.

Interest Income.    For the three month periods ended September 30, 2017 and 2016, interest income was $0.7 million and $0.3 million, respectively. For the nine month periods ended September 30, 2017 and 2016, interest income was $1.5 million and $0.8 million, respectively. We are seeing improving yields for high quality investment alternatives that comply with our corporate investment policy.

Net Foreign Exchange Gain/(Loss).    For the three month periods ended September 30, 2017 and 2016, net foreign exchange gain/(loss) was $1.1 million and $(0.8) million, respectively. During the nine month periods ended September 30, 2017 and 2016, net foreign exchange gain/(loss) was $1.6 million and $(1.5) million, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During the third quarter of 2017, we saw a moderate and broad decline in the value of the U.S. dollar in many of the currency markets where we have exposure, although the year over year impact of this change in the value of the dollar was not significant to our results of operations. As of the date of this filing, the U.S. dollar index, as tracked by the St. Louis Federal Reserve, remains above its ten year average. The ongoing uncertainty surrounding the implementation of Brexit, including the conditions and timing of the exit negotiation period, and uncertainty in relation to the relationship of the U.K. with the remaining members of the E.U. (including in relation to trade) may cause volatility in the foreign currency markets. We cannot predict the direction or degree of future volatility in the foreign exchange markets or the impact the impending implementation of the Brexit U.K. referendum will have in future periods. In the past, we have noted that significant volatility in the foreign currency exchange markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent net sales and expenses and on the effectiveness of our hedging programs. We cannot predict to what degree foreign currency markets will fluctuate in the future.In the past, these dynamics have also adversely affected our net sales growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange gain (loss).” Our hedging strategy decreased our foreign exchange gain by $(0.9) million and increased our foreign exchange loss by $(0.8) million in the three month periods ended September 30, 2017 and September 30, 2016, respectively. Our hedging strategy decreased our foreign exchange gain by $(4.1) million and increased our foreign exchange loss by $(1.0) million in the nine month periods ended September 30, 2017 and 2016, respectively.  (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

Provision for Income Taxes.    For the three month periods ended September 30, 2017 and 2016, our provision for income taxes reflected an effective tax rate of 12% and 16%, respectively. For the nine month periods ended September 30, 2017 and 2016, our provision for income taxes reflected an effective tax rate of 15% and 21%, respectively. The factors that caused our effective tax rate to change year over year are detailed in the table below:

	Three Months Ended	Nine months Ended
	September 30, 2017	September 30, 2017
	(Unaudited)	(Unaudited)
Effective tax rate at September 30, 2016	16%	21%
Change in profit in foreign jurisdictions with reduced tax rates	(6)%	(5)%
Change in enhanced deduction for certain research and development expenses	5%	5%
Change in intercompany prepaid tax asset	(4)%	(4)%
Change in unrecognized tax benefits	1%	—%
Change in tax benefit from equity awards	—%	(2)%
Effective tax rate at September 30, 2017	12%	15%

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

໿

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2017	2016	2017	2016
Stock-based compensation
Cost of sales	$689	$556	$1,914	$1,643
Sales and marketing	3,014	2,635	8,523	8,422
Research and development	2,328	2,027	6,552	6,745
General and administrative	1,514	921	4,358	2,764
Provision for income taxes	(2,369)	(2,092)	(7,388)	(6,202)
Total	$5,176	$4,047	$13,959	$13,372

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2017	2016	2017	2016
Amortization of acquired intangibles
Cost of sales	$1,502	$1,599	$4,648	$7,621
Sales and marketing	515	502	1,479	2,141
Research and development	283	276	813	815
Provision for income taxes	(546)	854	(1,656)	1,312
Total	$1,754	$3,231	$5,284	$11,889

໿

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2017	2016	2017	2016
Acquisition transaction costs, restructuring charges, and other
Cost of sales	$79	$74	$988	$253
Sales and marketing	1,618	42	8,018	141
Research and development	235	236	1,816	648
General and administrative	207	97	803	317
Foreign exchange gain (loss)[1]	—	—	—	94
Other income (loss), net[2]	—	—	—	2,475
Provision for income taxes	(720)	(156)	(3,655)	(1,358)
Total	$1,419	$293	$7,970	$2,570
(1) Foreign exchange losses on acquisitions were $0 and $94 for the nine month periods ended September 30, 2017 and 2016, respectively
(2) Taxes levied on the transfer of acquired intellectual property were $0 and $2,475 for the nine months ended September 30, 2017 and 2016, respectively

Liquidity and Capital Resources

Overview

At September 30, 2017, we had $385 million in cash, cash equivalents and short-term investments. Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $5 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. The following table presents the geographic distribution of our cash, cash equivalents, and short-term investments as of September 30, 2017 (in millions):

	Domestic	International	Total
Cash and Cash Equivalents	$61	$233	$294
	21%	79%
Short-term Investments	$—	$91	$91
	—	100%
Cash, Cash Equivalents and Short-term Investments	$61	$324	$385
	16%	84%

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

The following table presents our working capital, cash and cash equivalents and short-term investments:

	September 30, 2017	December 31,	Increase/
(In thousands)	(unaudited)	2016	(Decrease)

Working capital	$590,150	$574,572	$15,578
Cash and cash equivalents (1)	294,194	285,283	8,911
Short-term investments (1)	91,223	73,117	18,106
Total cash, cash equivalents and short-term investments	$385,417	$358,400	$27,017

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

The primary drivers of the net increase in working capital between December 31, 2016 and September 30, 2017 were:

◦Cash, cash equivalents, and short-term investments increased by $27 million. Additional analysis of the changes in our cash flows for the nine month period ended September 30, 2017 compared to the nine month period ended September 30, 2016 are discussed below.

◦Accounts receivable increased by $6 million. Days sales outstanding (“DSO”) remained relatively flat at 67 days at September 30, 2017, compared to 66 days at December 31, 2016.

◦Inventory decreased by $9 million to $185 million at September 30, 2017, from $194 million at December 31, 2016. Inventory turns were 1.7 at September 30, 2017 and December 31, 2016.

◦Prepaid expenses and other current assets decreased by $4 million which was primarily related to an $7.3 million decrease in the fair value of our foreign currency forward exchange contracts offset by $3.3 million related to the timing of prepaid insurance and maintenance.

◦Accrued compensation increased by $17 million which can be attributed to accrued vacation, severance costs arising from our restructuring initiative, and a potential payment under our company profit sharing plan,

◦The current portion of deferred revenue increased by $5 million, primarily due to the effect of foreign currency translation.

◦Other current liabilities decreased by $15 million which was primarily related to income tax payments.

◦Other taxes payable decreased by $4 million primarily related to the timing of payments for VAT and other indirect taxes.

Analysis of Cash Flow

The following table summarizes our cash flow results for the nine month periods ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
(In thousands)	(unaudited)
	2017	2016
Cash provided by operating activities	$147,456	$150,016
Cash used in investing activities	(77,132)	(31,462)
Cash used in financing activities	(69,181)	(72,534)
Effect of exchange rate changes on cash	7,768	3,503
Net change in cash and cash equivalents	8,911	49,523
Cash and cash equivalents at beginning of year	285,283	251,129
Cash and cash equivalents at end of period	$294,194	$300,652

Operating Activities Cash provided by operating activities for the nine month period ended September 30, 2017 decreased by $3 million compared to the same period in 2016. This decrease was due to a $23 million increase in net income offset by a $26 million decrease in cash provided by operating assets and liabilities. The decrease in cash provided by operating assets was primarily related to the timing of payments to tax authorities and vendors compared to the same period in 2016.

Investing Activities Cash used for investing activities for the nine month period ended September 30, 2017 increased by $46 million compared to the same period in 2016. This was primarily attributable to a net purchase of short-term investments of $17 million compared to a net sale of short-term investments of $30 million during the same period in 2016, driven by favorable increases in the yields offered by our short-term investments. Cash outflows related to capitalized software development also increased by $10 million which was offset by a decrease in capital expenditures of $10 million compared to the same period in 2016.

Financing Activities Cash used by financing activities decreased by $3.4 million for the nine month period ended September 30, 2017 compared to the same period in 2016. This was primarily due to a $6 million decrease in cash outflows related to 2016 repurchases of our common stock, offset by a $5 million increase in cash outflows related to the increase in our quarterly dividend and $2 million decrease in cash outflows related to net repayment under our Loan Agreement. From time to time, our Board of Directors has authorized various programs for our repurchase of shares of our common stock depending on market conditions and other factors. Under the current program, we did not repurchase any shares during the nine months ended September 30, 2017. (See “Note 11 – Authorized shares of common and preferred stock and stock-based compensation plans” of Notes to Consolidated Financial Statements for additional discussion about our equity compensation plans and share repurchase program).

Contractual Cash Obligations.     Information related to our contractual obligations as of December 31, 2016 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations,” in Part II-Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on February 16, 2017 (the “2016 Form 10-K”). At September 30, 2017, there were no material changes outside the ordinary course of business to our contractual obligations (including non-cancellable operating leases) from those reported in our 2016 Form 10-K.

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

Off-Balance Sheet Arrangements.    We do not have any off-balance sheet debt. At September 30, 2017, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

Recently Issued Accounting Pronouncements

See “Note 1 – Recently issued accounting pronouncements” in Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Changes in currency exchange rates and interest rates are our primary financial market risks. Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our 2016 Form 10-K and there were no material changes during the nine months ended September 30, 2017 to this information reported in our 2016 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2017, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2017, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, the announcement of Brexit in June 2016 caused significant short-term volatility in the foreign currency markets. During 2017, the British Parliament voted in favor of allowing the government to begin the formal process of Brexit and discussions with the E.U. began on March 29, 2017. The continuing uncertainty regarding the negotiations between the U.K and E.U. may lead to broader negative business sentiment resulting in less demand for our products which would negatively impact our net sales and results of operations.

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

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including, but not limited to:

•	general market and economic conditions;

•	our ability to maintain and grow our business with our current largest customer;

•	our ability to meet the volume and service requirements of our large customers;

•	success in developing and selling new products;

•	industry consolidation, including acquisitions by us or our competitors;

•	capacity utilization and the efficiency of manufacturing operations;

•	timing of our new product introductions;

•	new product introductions by competitors;

•	the ability of competitors to more fully leverage low cost geographies for manufacturing or distribution;

•	product pricing, including the impact of currency exchange rates;

•	effectiveness of sales and marketing resources and strategies;

•	adequate manufacturing capacity and supply of components and materials;

•	strategic relationships with our suppliers;

•	product quality and performance;

•	protection of our products by effective use of intellectual property laws;

•	the financial strength of our competitors;

•	the outcome of any future litigation or commercial dispute;

•	barriers to entry imposed by competitors with significant market power in new markets; and,

•	government actions throughout the world.

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

Tax Law Changes in Hungary Could Have a Negative Impact on our Effective Tax Rate, Earnings and Results of Operations. The profit from our Hungarian operations benefit from the fact that it is subject to an effective income tax rate that is lower than the U.S. federal statutory tax rate of 35%. Our earnings in Hungary are subject to a statutory tax rate of 9%. In addition, effective January 1, 2010, certain qualified research and development expenses in Hungary became eligible for an enhanced tax deduction. These tax benefits may not be available in future years due to changes in political conditions in Hungary or changes in tax laws in Hungary or in the U.S. The reduction or elimination of these benefits in Hungary or future changes in U.S. law pertaining to the taxation of foreign earnings could result in an increase in our future effective income tax rate which could have a material adverse effect on our operating results. (See “Note 9 – Income taxes” of Notes to Consolidated Financial Statements for additional discussion regarding the impact of these matters on our income taxes).

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
We Rely on Management Information Systems and Interruptions in our Information Technology Systems or Cyber-Attacks on our Systems Could Adversely Affect our Business.  We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business. During the past year, we devoted significant resources to the consolidation and migration of our existing ERP systems into a global single instance of the ERP software. During the remainder of 2017, we plan to continue to devote resources to completing this transition. Although the transition has proceeded to date without any material disruption in our business systems, the possibility exists that our migration to the new ERP system could adversely affect our operating results, internal controls over financial reporting, and other business processes. We rely on a primary global center for our management information systems and on multiple systems in branches not covered by our global center. As with any information system, unforeseen issues may arise that could affect our ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that our global center for information systems or our branch operations could experience a complete or partial shutdown. A significant system or network disruption could be the result of new system implementations, computer viruses, cyber-attacks, security breaches, facility issues or energy blackouts.  Threats to our information technology security can take a variety of forms and individuals or groups of hackers or sophisticated organizations including state-sponsored organizations, may take steps that pose threats to our customers and our infrastructure. If we were to experience a shutdown, disruption or attack, it would adversely impact our product shipments and net sales, as order processing and product distribution are heavily dependent on our management information systems. Such an interruption could also result in a loss of our intellectual property or the release of sensitive competitive information or partner, customer or employee personal data. Any loss of such information could harm our competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages caused by the disruptions or security breaches. In addition, changing laws and regulations governing our responsibility to safeguard private data could result in a significant increase in operating or capital expenditures needed to comply with these new laws or regulations. Accordingly, our operating results in such periods would be adversely impacted. From time to time, we have experienced attempts to breach our security and attempts to introduce malicious software into our information technology systems; however, such attacks have not previously resulted in any material damage to us.
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

We are Subject to Risks Associated with Our Website.  We devote significant resources to maintaining our website, ni.com, as a key marketing, sales and support tool and expect to continue to do so in the future. During the past year, we devoted significant resources to implementing new platforms for ni.com and these efforts will continue during the remainder of 2017. There can be no assurance that we will be successful in our attempt to leverage the web to increase sales. Failure to properly maintain our website may interrupt normal operations, including our ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business, which would have a material adverse effect on our results of operations. We host our website internally. Any failure to successfully maintain our website or any significant downtime or outages affecting our website could have a material adverse impact on our operating results.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.  As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our management’s certification of adequate disclosure controls and procedures as of September 30, 2017. Our most recent annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. Our most recent annual report on Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

At September 30, 2017, there were 1,134,247 shares available for repurchase under our repurchase plan approved on April 21, 2010. This repurchase plan does not have an expiration date. The following table provides information as of September 30, 2017 with respect to the shares of our common stock that we repurchased during the third quarter of 2017.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

July 1, 2017 to July 31, 2017	—	—	—	1,134,247

August 1, 2017 to August 31, 2017	—	—	—	1,134,247

September 1, 2017 to September 30, 2017	—	—	—	1,134,247
Total	—	$—	—	1,134,247

ITEM 5. OTHER INFORMATION

From time to time our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Jeffrey L. Kodosky and James J. Truchard have made periodic sales of our stock pursuant to such plans.

ITEM 6	EXHIBITS
3.1(1)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(4)	Specimen of Common Stock certificate of the Company.
10.1(4)	Form of Indemnification Agreement.
10.2(5)	1994 Employee Stock Purchase Plan, as amended.*
10.3(6)	National Instruments Corporation Annual Incentive Program, as amended.*
10.4(7)	2005 Incentive Plan.*
10.5(8)	2005 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.6(9)	2005 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.7(10)	2005 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.8(11)	2005 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.9(12)	2010 Incentive Plan.*
10.10(13)	2010 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.11(14)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.12(15)	2010 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.13(16)	2010 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.14(17)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.15(18)	RSU Vesting Acceleration Agreement between the Company and Alexander M. Davern, effective as of October 28, 2014.*
10.16(19)	Loan Agreement, dated as of May 9, 2013, by and among National Instruments Corporation, the guarantors from time to time party thereto and Wells Fargo Bank, National Association, as lender.
10.17(20)	2015 Equity Incentive Plan.*
10.18(21)	2015 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.19(22)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.20(23	2015 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.21(24)	2015 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.22(25)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting – Threshold Performance Goal).*
10.23(26)	2015 Form of Restricted Stock Unit Award Agreement (Employee-Time Based Vesting).*
10.24(27)	Performance Cash Incentive Plan.*
10.25(28)	First Amendment to Loan Agreement, dated as of October 29, 2015, by and among National Instruments Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as lender
10.26(29)	RSU Vesting Acceleration Agreement between the Company and Eric H. Starkloff, effective as of February 26, 2016.*
10.27(30)	RSU Vesting Acceleration Agreement between the Company and Scott A. Rust, effective as of February 26, 2016.*
10.28(31)	Employment Agreement between the Company and Alexander M. Davern, dated August 29, 2016 and effective January 1, 2017.*†
10.29(32)	Offer Letter between the Company and Karen Rapp dated March 22, 2017.*
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2013.
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 000-25426).
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 8-A on April 27, 2004 (File No. 000-25426).
(4)	Incorporated by reference to the Company’s Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(5)	Incorporated by reference to exhibit B of the Company’s Proxy Statement filed on March 30, 2017.
(6)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2016.
(7)	Incorporated by reference to exhibit A of the Company’s Proxy Statement filed on April 4, 2005 (File No. 000-25426).
(8)	Incorporated by reference to exhibit 10.8 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(9)	Incorporated by reference to exhibit 10.9 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(10)	Incorporated by reference to exhibit 10.10 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(11)	Incorporated by reference to exhibit 10.11 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(12)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on May 17, 2010 (File No. 000-25426).
(13)	Incorporated by reference to exhibit 10.2 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(14)	Incorporated by reference to exhibit 10.3 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(15)	Incorporated by reference to exhibit 10.4 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(16)	Incorporated by reference to exhibit 10.5 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(17)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on April 25, 2014.
(18)	Incorporated by reference to exhibit 10.16 filed with the Company’s Form 10-K for the fiscal year ended December 31, 2014.
(19)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on May 13, 2013.
(20)	Incorporated by reference to exhibit B of the Company’s Proxy Statement filed on April 1, 2015.
(21)	Incorporated by reference to exhibit 10.18 filed with the Company’s Form 10-Q filed on July 31, 2015.
(22)	Incorporated by reference to exhibit 10.19 filed with the Company’s Form 10-Q filed on July 31, 2015.
(23)	Incorporated by reference to exhibit 10.20 filed with the Company’s Form 10-Q filed on July 31, 2015.
(24)	Incorporated by reference to exhibit 10.21 filed with the Company’s Form 10-Q filed on July 31, 2015.
(25)	Incorporated by reference to exhibit 10.22 filed with the Company’s Form 10-Q filed on July 31, 2015.
(26)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on December 16, 2016.
(27)	Incorporated by reference to exhibit C of the Company’s Proxy Statement filed on April 1, 2015.
(28)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on October 30, 2015.
(29)	Incorporated by reference to exhibit 10.25 filed with the Company’s Form 10-Q filed on May 2, 2016.
(30)	Incorporated by reference to exhibit 10.26 filed with the Company’s Form 10-Q filed on May 2, 2016.
(31)	Incorporated by reference to exhibit 10.27 filed with the Company’s Form 10-Q filed on October 31, 2016.
(32)	Incorporated by reference to exhibit 10.29 filed with the Company’s Form 10-Q filed on May 1, 2017.
*	Management Contract or Compensatory Plan or Arrangement

†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted and submitted separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 31, 2017

NATIONAL INSTRUMENTS CORPORATION
By: /s/ Karen Rapp
Karen Rapp
EVP, Chief Financial Officer
(Principal Financial Officer)
໿