Form 10-K
period 2017-12-31
NATIONAL INSTRUMENTS CORP
filed 2018-02-22
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2017 or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission file number:  0-25426

NATIONAL INSTRUMENTS CORPORATION
(Exact name of registrant as specified in its charter)
໿

Delaware (State or other jurisdiction of incorporation or organization)	74-1871327 (I.R.S. Employer Identification Number)
11500 North MoPac Expressway Austin, Texas	78759
(address of principal executive offices)	(zip code)
Registrant's telephone number, including area code:  (512) 683-0100
Securities registered pursuant to Section 12(b) of the Act:
໿

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act:
Preferred Stock Purchase Rights
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [x] No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No [x]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x] No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [x] No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [x] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ] Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [x]
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at the close of business on June 30, 2017, was $2,138,334,992 based upon the last sales price reported for such date on the NASDAQ Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant as of June 30, 2017, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.
At the close of business on February 16, 2018, registrant had outstanding 131,204,795 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant for its Annual Meeting of Stockholders to be held on May 8, 2018 (the “Proxy Statement”).

Form 10-K
For the Fiscal Year Ended December 31, 2017

໿
໿

PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein regarding our future financial performance, operations, or other matters (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “may,” “will,” “intend to”, “project,” “anticipate”, “continue,” or “estimate” or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors including those set forth under Item 1 under the heading “Risk Factors” beginning on page 13, and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

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
More and more of the functionality of advanced technologies is being defined in software; therefore, system capabilities are rapidly changing. Engineers designing and testing highly complex systems are striving to create monitoring, control, and test systems that can improve at the rapid rate of technologies and take advantage of industry trends in a way that enables them to get their jobs done faster and more efficiently.
NI has been addressing these industry challenges by creating highly productive systems that can access real world phenomena and can be used through the research, design, test, manufacture, and service phases of a wide variety of products and applications. We believe that by making engineers and scientists more productive, our systems can have a great impact on their businesses.

Our Approach to Measurement and Automation
NI equips engineers and scientists with systems that accelerate productivity, innovation and discovery. Our customers use our platform to develop test, measurement, control and embedded systems across multiple industries from design to production, for advanced research, and to teach engineering and science.
For more than 40 years, NI has been a catalyst in accelerating engineering innovation to meet industry challenges. NI pioneered a software-based approach to test, measurement, and control that has enabled its customers to build systems to meet the unique requirements of their applications. NI hardware and software leverages commercially available technology whenever possible to deliver performance and cost benefits to our customers. Our mission has been to leverage the advancements in these technologies and deliver them to engineers and scientists in a way that accelerates their development of test, measurement, or control systems. NI provides powerful, flexible technology solutions that accelerate productivity and drive rapid innovation. From daily tasks to grand challenges, NI helps engineers and scientists overcome complexity to exceed expectations. Customers in numerous industries—from healthcare and automotive to consumer electronics and particle physics, from 5G to the Industrial Internet of Things and the connected car—use NI’s integrated hardware and software platform.
NI has been on the leading edge of technologies like graphical software, modular hardware standards, and Field Programmable Gate Arrays (“FPGAs”). For example, NI has been at the leading edge of using user-programmable FPGAs to design high-performance measurement and control systems; this capability has enabled the NI platform to become a solution for prototyping the next generation of communications systems in 5G wireless.
Compared with traditional solutions, we believe our products and our platform-based approach provide the following significant benefits to our customers:
Simpler, Faster Development
Customers face changing requirements and technologies while having to create more intelligent systems with fewer resources. Our software-based approach simplifies the complexity of creating these systems by providing higher level interfaces to access changing technology and a way to easily upgrade through software while other fixed function systems require new hardware. When hardware changes are required, our modular, reconfigurable platforms enable users to easily change only the functions they need while preserving software continuity over time. In this way, our graphical system design platform-based approach can accelerate the development of systems that need measurement and control.
Performance and Efficiency
Our software brings the power of commercial computers, handheld devices, networks and the Internet to instrumentation and embedded devices. With features such as graphical programming, automatic code generation, graphical tools libraries, ready-to-use example programs, libraries of specific instrumentation functions, and the ability to deploy applications on a range of platforms, scientists and engineers can quickly build a system that meets individual application needs. Because the continuous performance improvement of personal computers (“PCs”), FPGAs and networking technologies are the core platforms for our approach, scientists and engineers can quickly realize direct performance benefits,  faster execution for measurement and automation applications, shorter test times, faster automation, higher performing embedded systems and higher manufacturing throughput.
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

System Design Software
For more than 30 years, NI has invested in its flagship software product, LabVIEW, which NI believes is the ultimate system design software for measurement, automation and control. LabVIEW promotes problem-solving, accelerates productivity, and empowers innovation. With LabVIEW, users program graphically and can design custom virtual instruments by connecting graphical icons with software wires to create “block diagrams” which are natural design notations for scientists and engineers. Users can customize front panels with knobs, buttons, dials and graphs to emulate control panels of instruments or add custom graphics to visually represent the control and operation of processes.
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
In 2017, NI introduced the next version of its flagship software product, LabVIEW NXG. This version reduces time to measurement with data acquisition devices and benchtop instruments with engineering workflows for acquiring and visualizing data sets. When needed, customers can transition to a development approach to customize their test and measurement systems.
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
Application Software
NI offers a suite of application software products, including NI TestStand, NI VeriStand, NI DIAdem, NI InsightCM Enterprise and NI Multisim, which are complementary to LabVIEW, LabWindows/CVI, Measurement Studio and certain third-party software.
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
NI SystemLink. NI SystemLink is a systems management software that enables the mass coordination of connected devices, software deployments, and data communications throughout a distributed system. It provides centralized management capabilities for distributed test, measurement, and control solutions. A web application lets users manage a group of networked systems with functions that include software deployment, device configuration, and diagnostics. SystemLink also provides scalable data services and LabVIEW application programming interfaces.
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
PXI Modular Instrumentation Platform.  Our PXI modular instrument platform, which was introduced in 1997, is a standard PC packaged in a small, rugged form factor with expansion slots and instrumentation extensions for timing, triggering and signal sharing. It combines mainstream PC software and PCI hardware with advanced instrumentation capabilities. In essence, PXI is an instrumentation PC with several expansion slots supporting complete system-level opportunities and delivering a high percentage of the overall system content using our products. We continue to expand our PXI product offerings with new modules, which address a wide variety of measurement and automation applications. The PXI platform is now a testing standard, with a wide array of companies developing applications on the platform and investing in its future through the PXI System Alliance (“PXISA”). In 2006, we introduced our first PXI Express products which provide backward software compatibility with PXI while providing advanced capabilities for high-performance instrumentation, such as RF instrumentation and wireless design and wireless test applications. Today, we have an expanding portfolio of PXI Express products that are further expanding the capabilities of this important platform.

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
NI LabVIEW for Education. LabVIEW is a graphical system design environment used on many campuses all over the world to deliver hands-on learning to the classroom, enhance research applications, and foster the next generation of innovation. By teaching with LabVIEW, educators help students accomplish hands-on and system-based learning in a single environment with skills and methods they will use in their careers. With built-in I/O integration and instrument control, thousands of functions for math and signal processing, user interfaces to visualize and explore data, and deployment to multiple hardware targets, students access the power of graphical system design and can go from concept to prototype in one semester.
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
NI roboRIO. NI roboRIO is built for advanced robotics and gives users the ability to quickly connect and change the components they need to build and test advanced systems. With the integration of LabVIEW graphical programming capabilities, NI roboRIO becomes a customizable controller for various applications.
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
NI Services
NI provides global services and support as part of its commitment to its customers’ success in efficiently building and maintaining high-quality measurement and control systems using graphical system design.
Hardware Services and Maintenance
System Configuration and Deployment. Our NI System Assurance Program provides a fast, easy way to get our customers' new NI systems up and running. Our trained technicians install software and hardware and configure our customers’ PXI, PXI/SCXI combination, and NI CompactRIO system to their specifications.

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
Markets and Applications
Our products are used across many industries in a variety of applications including research and development, simulation and modeling, product design, prototype and validation, production testing and industrial control and field and factory service and repair. We serve the following industries and applications worldwide: advanced research, automated test equipment, automotive, commercial aerospace, computers and electronics, consumer electronics, continuous process manufacturing, education, government/defense, medical research/pharmaceutical, power/energy, semiconductors, telecommunications and others.
Customers
We have a broad base of over 35,000 customers worldwide, with no customer accounting for more than 3% of our sales in 2017, 2016, and 2015.
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

Sales and Distribution
We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the U.S. accounted for approximately 63%, 63% and 62%, of our revenues in 2017, 2016, and 2015, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 13 – Segment and geographic information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales and long-lived assets.)
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
Our foreign operations are subject to certain risks set forth under Item 1A, Risk Factors, “We are Subject to Various Risks Associated with International Operations and Foreign Economies.”
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
We believe our ability to compete successfully depends on a number of factors both within and outside our control, including:

•	general market and economic conditions;

•	our ability to maintain and grow our business with our very large customers;

•	our ability to meet the volume and service requirements of our very large customers;

•	success in developing new products;

•	industry consolidation, including acquisitions by our competitors;

•	timing of our new product introductions;

•	new product introductions by competitors;

•	the ability of competitors to more fully leverage low cost geographies for manufacturing and/or distribution;

•	product pricing, including the impact of currency exchange rates;

•	effectiveness of sales and marketing resources and strategies;

•	adequate supply of components, subassemblies and materials;

•	efficiency of manufacturing operations;

•	strategic relationships with our suppliers;

•	product quality and performance;

•	protection of our products by effective use of intellectual property laws;

•	the financial strength of our competitors;

•	the outcome of any future litigation or commercial dispute;

•	barriers to entry imposed by competitors with significant market power in new markets; and,

•	government actions throughout the world.
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
Our research and development expenses were $232 million, $236 million and $225 million in 2017, 2016, and 2015, respectively.

Intellectual Property
We rely on a combination of patent, trade secret, copyright and trademark law, contracts and technical measures to establish and protect our proprietary rights in our products. As of December 31, 2017, we held 861 U.S. patents (859 utility patents and 2 design patents) and 72 patents in foreign countries (67 patents registered in Europe, 2 patents in China, 2 patents in Japan, and 1 patent in Mexico), and had 95 patent applications pending in the U.S. and foreign countries. 249 of our issued U.S. patents are software patents related to LabVIEW, and cover fundamental aspects of the graphical programming approach used in LabVIEW. Our patents expire from 2018 to 2036. The expiration of any particular patent in the short term is not expected to have any significant negative impact on our business. No assurance can be given that our pending patent applications will result in the issuance of patents. We also own certain registered trademarks in the United States and abroad. See further discussion regarding risks associated with our patents in ITEM 1A, Risk Factors, “Our Business Depends on Our Proprietary Rights and We Have Been Subject to Intellectual Property Litigation.”
Manufacturing and Suppliers
We manufacture substantially all of our product volume at our facilities in Debrecen, Hungary and Penang, Malaysia. In 2017, our site in Malaysia produced approximately 35% of our global production and our site in Hungary produced approximately 65% of our global production. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. Most of our electronic circuit card assemblies, modules and chassis are manufactured in house, although contractors are used from time to time. The majority of our electronic cable assemblies are produced by contractors; however, we do manufacture some on an exception basis. Our software duplication, technical manuals and product support documentation are primarily produced by contractors.
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
See Item 1A, Risk Factors, “Our Operations are Subject to a Variety of Environmental Regulations and Costs” at page 20 for discussion of environmental matters as they may affect our business.
Backlog
Backlog is a measure of orders that are received but that are not shipped to customers at the end of a quarter. We typically ship products shortly following the receipt of an order. Accordingly, our backlog typically represents less than 5 days sales. Backlog should not be viewed as an indicator of our future sales.
Employees
As of December 31, 2017, we had 7,412 employees worldwide. None of our employees are represented by a labor union and we have never experienced a work stoppage. We consider our employee relations to be good.

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
We Make Significant Investments in New Products that May Not Be Successful or Achieve Expected Returns. We plan to continue to make significant investments in research, development, and marketing for new and existing products and technologies.  For example, we recently launched LabVIEW NXG, the next version of our flagship software application. We have made and will continue to make significant investments in software development related to the new and enhanced features of this product. These investments involve a number of risks as the commercial success of such efforts depend on many factors, including our ability to anticipate and respond to innovation, achieve the desired technological fit, and be effective with our marketing and distribution efforts.  If our existing or potential customers do not perceive our latest product offerings as providing significant new functionality or value, or if we are late to market with a new product or technology, we may not achieve our expected return on our investments or be able recover the costs expended to develop new product offerings, which could have a material adverse effect on our operating results.  Even if our new products are profitable, our operating margins for new products may not be as high as the margins we have experienced historically.

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

Our Reported Financial Results May be Adversely Affected by Changes in Accounting Principles Generally Accepted in the U.S. We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission. A change in these policies or interpretations could have a significant effect on our reported financial results and our internal controls over financial reporting, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. For example, in May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which supersedes nearly all existing U.S. GAAP revenue recognition guidance and which became effective for us for our fiscal year beginning January 1, 2018. (See “Note 1 – Operations and summary of significant accounting policies” for additional discussion of the accounting changes).

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

Revenue Derived from Large Orders Could Adversely Affect our Gross Margin and Could Lead to Greater Variability in our Quarterly Results.  We define our large order business as orders with a value greater than $100,000. These orders have been and may continue to be more sensitive to changes in the global industrial economy, subject to greater discount variability and such orders may be pushed-out or reduced at a faster pace during an economic downturn compared to orders valued at less than $100,000.  To the extent that the amount of our net sales derived from large orders increases in future periods, either in absolute dollars or as a percentage of our overall business, our gross margins could decline, and we could experience greater volatility and see a greater negative impact from future downturns in the global industrial economy. This dynamic may also have an impact on the historical seasonal pattern of our net sales and our results of operations. These types of orders also make managing inventory levels more difficult as we have in the past and may have to in the future build large quantities of inventory in anticipation of future demand that may not materialize.

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

Uncertain Global Economic Conditions Could Materially Adversely Affect Our Business and Results of Operations.  Our operations and performance are sensitive to fluctuations in general economic conditions, both in the U.S. and globally. Uncertainty about global and regional economic conditions poses a risk to us as businesses may postpone spending in response to tighter credit, higher unemployment, financial market volatility, government austerity programs, negative financial news, geopolitical instability, declines in income or asset values and/or other factors. Negative trends or sentiments in worldwide and regional economic conditions could have a material adverse effect on demand for our products and services. These factors as well as others we may not contemplate could have a material adverse effect on the spending patterns of businesses including our current and potential customers which could have a material adverse effect on our net sales and our results of operations. See “Current business outlook” in this Form 10-K for information regarding recent business conditions.

Concentrations of Credit Risk and Uncertain Conditions in the Global Financial Markets May Adversely Affect Our Business and Results of Operations.  By virtue of our holdings of cash, investment securities and foreign currency derivatives, we have exposure to many different counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks and investment banks. Many of these transactions expose us to credit risk in the event of a default of our counterparties. We continue to monitor the stability of the financial markets, particularly those in the emerging markets. We can give no assurance that we will not be negatively impacted by any adverse outcomes in those markets. There can be no assurance that any losses or impairments to the carrying value of our financial assets as a result of defaults by our counterparties would not materially and adversely affect our business, financial position and results of operations.

We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results.    We have an operating budget for 2018. Our budget was established based on the estimated revenue from sales of our products which are based on anticipated economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. If demand for our products during 2018 is less than the demand we anticipated in setting our 2018 budget, our operating results could be negatively impacted.

If we exceed our budgeted level of expenses or if we cannot reduce expenditures in response to a decrease in net sales, our operating results could be adversely affected. Our spending could exceed our budget due to a number of factors, including, but not limited to:

•	continued foreign currency fluctuations;

•	increased manufacturing costs resulting from component supply shortages or component price fluctuations;

•	additional marketing costs for new product introductions or for conferences and tradeshows;

•	the timing, cost or outcome of any future intellectual property litigation or commercial disputes;

•	additional unanticipated costs related to acquisitions we may make; or

•	increased component costs resulting from vendors increasing their sales prices.

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

Our Quarterly Results are Subject to Fluctuations Due to Various Factors that May Adversely Affect Our Business and Result of Operations.  Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including, but not limited to:

•	fluctuations in foreign currency exchange rates;

•	changes in global economic conditions;

•	changes in the amount of revenue derived from very large orders (including orders from our very large customers) and the pricing, margins, and other terms of such orders;

•	changes in the capacity utilization including at our facility in Malaysia;

•	changes in the mix of products sold;

•	the availability and pricing of components from third parties (especially limited sources);

•	the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales;

•	changes in pricing policies by us, our competitors or suppliers;

•	the timing, cost or outcome of any future intellectual property litigation or commercial disputes;

•	delays in product shipments caused by human error or other factors; or,

•	disruptions in transportation channels.

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

Tax Law Changes in Hungary Could Have a Negative Impact on our Effective Tax Rate, Earnings and Results of Operations. The profit from our Hungarian operations benefits from the fact that it is subject to an effective income tax rate that is lower than the U.S. federal statutory tax rate. Our earnings in Hungary are subject to a statutory tax rate of 9%. In addition, effective January 1, 2010, certain qualified research and development expenses in Hungary became eligible for an enhanced tax deduction. These tax benefits may not be available in future years due to changes in political conditions in Hungary or changes in tax laws in Hungary or in the U.S. The reduction or elimination of these benefits in Hungary could result in an increase in our future effective income tax rate which could have a material adverse effect on our operating results. (See “Note 9 – Income taxes” of Notes to Consolidated Financial Statements for additional discussion regarding the impact of these matters on our income taxes).

 Our Income Tax Rate could be Adversely Affected by the Expiration of a Tax Holiday in Malaysia. Profits from our manufacturing facility in Penang, Malaysia are free of tax under a 15 year tax holiday effective January 1, 2013. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The expiration of the tax holiday in Malaysia could have a material adverse effect on our operating results. (See “Note 9 – Income taxes” of Notes to Consolidated Financial Statements for additional discussion regarding the impact of this tax holiday on our income taxes).

Our Business is Dependent on Key Suppliers and Distributors and Disruptions in these Businesses Could Adversely Affect our Business and Results of Operations. Our manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these items are only available through limited sources. Limited source items purchased include custom ASICs, chassis and other components. We have in the past experienced delays and quality problems in connection with limited source items, and there can be no assurance that these problems will not recur in the future. Accordingly, our failure to receive items from limited suppliers could result in a material adverse effect on our net sales and operating results. In the event that any of our limited source suppliers experience significant financial or operational difficulties due to adverse global economic conditions or otherwise, our business and operating results would likely be adversely impacted until we are able to secure another source for the required materials.

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

Our Products are Complex and May Contain Bugs or Errors.   As has occurred in the past and as may be expected to occur in the future, our software products or third-party operating systems on which our products are based often contain bugs or errors. Our products operate in conjunction with third-party products and components across a broad ecosystem. As has occurred in the past and as may be expected to occur in the future, our products, or products or components in conjunction with which they operate, may contain design flaws. These flaws, or fixes to these flaws, may have a negative impact on the performance of our products, which could result in additional costs, liability claims, reduced revenue, or harm to our reputation or competitive position, any of which could have a material adverse impact on our operating results.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging. As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-K contains our management’s certification of adequate disclosure controls and procedures as of December 31, 2017. This annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 and an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
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
As of December 31, 2017, we also leased a number of sales and support offices in the U.S. and various countries throughout the world. We believe our existing facilities are adequate to meet our current requirements.
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

PART II
ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock began trading on The NASDAQ Stock Market under the symbol NATI effective March 13, 1995. The high and low closing prices for our common stock, as reported by Nasdaq for the two most recent fiscal years, are as indicated in the following table:

	High	Low
2017
First Quarter 2017	$32.81	$30.37
Second Quarter 2017	40.35	31.79
Third Quarter 2017	43.50	38.87
Fourth Quarter 2017	45.88	41.53

2016
First Quarter 2016	$30.26	$26.89
Second Quarter 2016	30.13	25.94
Third Quarter 2016	29.46	26.92
Fourth Quarter 2016	31.08	27.20
At the close of business on February 9, 2018, there were approximately 333 holders of record of our common stock and approximately 36,704 beneficial holders of our common stock.
We believe factors such as quarterly fluctuations in our results of operations, announcements by us or our competitors, changes in earnings estimates by analysts or changes in our financial guidance, technological innovations, new product introductions, governmental regulations, actions, or litigation, may cause the market price of our common stock to fluctuate, perhaps substantially. In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to their operating results. These broad market and industry fluctuations may adversely affect the market price of our common stock.
Our cash dividend payments for the two most recent fiscal years, on a per share basis, are indicated in the following table. The dividends were paid on the dates set forth below:

Dividend Amount
2017
March 6, 2017	$0.21
June 5, 2017	$0.21
September 5, 2017	$0.21
December 4, 2017	$0.21

2016
March 7, 2016	$0.20
June 6, 2016	$0.20
September 6, 2016	$0.20
December 5, 2016	$0.20
Our policy as to whether any future dividends will be paid, and if so, the amount, will be based on, among other considerations, our balance of available cash, our ability to obtain external financing through our line of credit, or by selling equity or debt securities to the public or to selected investors, our views on changes in tax rates applied to dividend income, potential future capital requirements related to research and development, expansion into new market areas, strategic investments and business acquisitions, share dilution management, legal risks, and challenges to our business model. Future dividends are subject to approval and declaration by our Board of Directors.
On January 24, 2018, our Board of Directors declared a quarterly cash dividend of $0.23 per common share, payable on March 5, 2018, to stockholders of record on February 12, 2018.

See Item 12 for information regarding securities authorized for issuance under our equity compensation plans.
Performance Graph
The following graph compares the cumulative total return to holders of NI’s common stock from December 31, 2012 to December 31, 2017 to the cumulative return over such period of the (i) Nasdaq Composite Index, (ii) Russell 2000 Index, and (iii) Russell 2500 Index. We previously used the Russell 2000 Index in our performance graph due to the fact that we were not been able to identify a published industry or line of business index that we believed appropriately reflected our industry or line of business. Due to the increasing size of our market capitalization, we determined that the Russell 2500 Index is a more appropriate benchmark than the Russell 2000 index as the average market capitalization is the closest in the Russell family of indices to our market capitalization as of December 31, 2017. In accordance with SEC requirements, we are including both indices during this transitional year.
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
The graph assumes that $100 was invested on December 31, 2012 in NI’s common stock and in each of the other three indices and the reinvestment of all dividends, if any. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
National Instruments	100	126	125	119	131	181
Nasdaq	100	140	161	172	187	244
Russell 2500	100	137	147	142	167	195
Russell 2000	100	139	146	139	169	193

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
Issuer Purchase of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1, 2017 to October 31, 2017	-	-	-	1,134,247
November 1, 2017 to November 30, 2017	-	-	-	1,134,247
December 1, 2017 to December 31, 2017	-	-	-	1,134,247
Total	-	-	-	1,134,247
(1) For the past several years, we have maintained various stock repurchase programs. At December 31, 2017, there were 1,134,247 shares available for repurchase under the plan approved on April 21, 2010. This repurchase plan does not have an expiration date.
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
໿
໿

	For the years ended December 31,
	(in thousands, except per share data)
	2017	2016	2015	2014	2013
Statements of Income Data:
Net sales:
Americas	$504,626	$482,039	$496,746	$495,951	$483,603
EMEIA	408,625	389,843	409,119	412,401	390,301
APAC	376,135	356,297	319,591	335,510	298,654
Consolidated net sales	1,289,386	1,228,179	1,225,456	1,243,862	1,172,558
Cost of sales:	328,324	313,121	316,956	318,132	305,243
Gross profit	961,062	915,058	908,500	925,730	867,315
Operating expenses:
Sales and marketing	477,921	461,236	452,262	461,845	447,800
Research and development	231,761	235,706	225,131	227,433	234,796
General and administrative	105,602	98,390	93,935	91,265	87,418
Acquisition related adjustment	—	—	—	—	(1,316)
Total operating expenses	815,284	795,332	771,328	780,543	768,698
Operating income	145,778	119,726	137,172	145,187	98,617
Other income (expense):
Interest income	2,276	1,122	1,403	1,133	679
Net foreign exchange gain (loss)	892	(4,632)	(7,075)	(2,250)	(2,578)
Other (expense) income, net	(1,566)	(1,581)	(221)	(69)	450
Income before income taxes	147,380	114,635	131,279	144,001	97,168
Provision for income taxes	94,969	31,901	36,017	17,668	16,655
Net income	$52,411	$82,734	$95,262	$126,333	$80,513

Basic earnings per share	$0.40	$0.64	$0.74	$0.99	$0.65

Weighted average shares outstanding - basic	130,300	128,453	127,997	127,030	124,558

Diluted earnings per share	$0.40	$0.64	$0.74	$0.99	$0.64

Weighted average shares outstanding - diluted	131,387	129,008	128,668	127,997	125,571

Cash dividends declared per common share	$0.84	$0.80	$0.76	$0.60	$0.56

	December 31,
	(in thousands)
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$290,164	$285,283	$251,129	$274,030	$230,263
Short-term investments	121,888	73,117	81,789	197,163	163,149
Working capital (1)	624,835	574,572	559,525	700,163	603,240
Total assets	1,566,434	1,496,564	1,453,856	1,455,491	1,343,551
Long-term debt, net of current portion	—	25,000	37,000	—	—
Total stockholders' equity	1,128,021	1,114,219	1,081,721	1,117,496	1,023,084

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein regarding our future financial performance,  operations, or other activities (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,”, ''intend to”,“may,” “will,” “project,” “anticipate”, “continue,” or “estimate” or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors including those set forth under the heading “Risk Factors” beginning on page 13, and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.
Overview
We design, manufacture and sell tools to engineers and scientists that accelerate productivity, innovation and discovery. Our platform-based approach to engineering provides an integrated software and hardware platform that speeds the development of systems needing measurement and control. We believe our long-term vision and focus on technology supports the success of our customers, employees, partners, suppliers and stockholders. We sell to a large number of customers in a wide variety of industries. We have been profitable in every year since 1990. No single customer accounted for more than 3% of our sales in each of the years ended 2017, 2016, and 2015.
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
Leveraging a worldwide sales, distribution and manufacturing network
We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 61% of our revenues in each of 2017 and 2016 and 59% of our revenues in 2015. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 13 – Segment and geographic information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales and long-lived assets).

We manufacture substantially all of our product volume at our facilities in Debrecen, Hungary and Penang, Malaysia. In 2017, our site in Malaysia produced approximately 35% of our global production and our site in Hungary produced 65% of our global production. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. Most of our electronic circuit card assemblies, modules and chassis are manufactured in house, although contractors are used from time to time. The majority of our electronic cable assemblies are produced by contractors; however, we do manufacture some on an exception basis. Our software duplication, technical manuals and product support documentation are primarily produced by contractors.
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
Current business outlook
Many of the industries we serve have historically been cyclical and have experienced periodic downturns. In assessing our business, we consider the trends in the Global Purchasing Managers’ Index (“PMI”), global industrial production as well as industry reports on the specific vertical industries that we target. In the three month period ended December 31, 2017, the average of the PMI was 54.0 and the average of the new order element of the PMI was 55.1, both indicating accelerating expansion. For January 2018, the most recent PMI reading was 54.4, slightly above the most recent quarterly average and consistent with the December 2017 reading of 54.5. For January 2018, the new order element of the PMI was 55.4, also above the most recent quarterly average. During the three month period ended December 31, 2017, the PMI in the U.S. and the Eurozone maintained readings above 50. We are unable to predict whether the industrial economy, as measured by the PMI, will remain above the neutral reading of 50, strengthen or contract during 2018.
During 2017, we saw broad based improvement in the industrial economy. We saw revenue growth across most of our product lines and across most geographies where we do business. During 2017, we saw a minor impact on our results of operations from currency fluctuations. During early 2018, we are seeing significant appreciation of the value of the local currency against the U.S. dollar in many of the currency markets where we do business, particularly the Euro and Chinese yuan. In addition, the broad based strength of the overall industrial economy and the PMI are encouraging. We are optimistic about our long-term position in the industry through the sustained differentiation we deliver to our customers through our platform-based approach.
We delivered record revenue for 2017 while improving our operating profitability compared to 2016. During 2017, we took steps to reduce our overall employee headcount by approximately 2% in an effort to improve efficiencies and rebalance our resources on higher return activities. We incurred $12 million in severance and other restructuring-related charges, net of tax.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of net sales represented by geographic region and by certain items reflected in our Consolidated Statements of Income:

	Years ended December 31,
	2017	2016	2015
Net sales:
Americas	39.1%	39.2%	40.5%
EMEIA	31.7	31.7	33.4
APAC	29.2	29.1	26.1
Consolidated net sales	100.0	100.0	100.0
Cost of sales	25.5	25.5	25.9
Gross profit	74.5	74.5	74.1
Operating expenses:
Sales and marketing	37.1	37.6	36.9
Research and development	18.0	19.2	18.4
General and administrative	8.2	8.0	7.6
Total operating expenses	63.3	64.8	62.9
Operating income	11.3	9.7	11.2
Other income (expense):
Interest income	0.2	0.1	0.1
Net foreign exchange gain (loss)	0.1	(0.4)	(0.6)
Other expense, net	(0.1)	(0.1)	—
Income before income taxes	11.4	9.3	10.7
Provision for income taxes	7.4	2.6	2.9
Net income	4.1%	6.7%	7.8%
  Figures may not sum due to rounding.
Results of Operations for the years ended December 31, 2017, 2016, and 2015
Net Sales.  The following table sets forth our net sales for the years ended December 31, 2017, 2016, and 2015 along with the changes between the corresponding periods.

	Years ended December 31,

($ in millions)	2017	Change	2016	Change	2015

Product sales	$1,173.5	5.1%	$1,116.7	0.3%	$1,113.6
Software maintenance sales	115.9	3.9%	111.5	(0.4)%	111.9
Total net sales	$1,289.4	5.0%	$1,228.2	0.2%	$1,225.5
In 2017, product and software maintenance sales increased compared to 2016. The increase in product sales during 2017 is attributable to increased sales volume, particularly for large orders greater than $20,000, across all geographic regions. The increase in our large orders is discussed in more detail below. The increase in software maintenance sales during 2017 can primarily be attributed to increases in the annual renewal rate for our software maintenance arrangements. In 2016 product and software maintenance sales were relatively flat compared to 2015.
We do not typically maintain a large amount of order backlog as orders typically translate to sales quickly. As such, any weakness in orders typically has a pronounced impact on our net sales in the short term.

Large orders, defined as orders with a value greater than $100,000, increased by 15% year over year during 2017 compared to a year over year increase of 7% in 2016. Large orders were 25%, 23%, and 23% of our total orders for the years ended December 31, 2017, 2016, and 2015, respectively. Larger orders are more volatile, are subject to greater discount variability and may contract at a faster pace during an economic downturn. A significant factor in the continued expansion of our large orders in the twelve months ended December 31, 2017, compared to the comparable period in 2016 was strong demand for our automated test products, 5G prototyping solutions and semiconductor test systems.
During 2017, we received new orders totaling $29 million from our largest customer and recognized $28 million in revenue related to orders from this customer. During 2016, we received $32 million in new orders from our largest customer and recognized net revenue of $34 million related to orders from this customer.
The following table sets forth our net sales by geographic region for the years ended December 31, 2017, 2016, and 2015 along with the changes between the corresponding periods and the region’s percentage of total net sales.
໿

	Years ended December 31,

($ in millions)	2017	Change	2016	Change	2015

Americas	$504.6	4.7%	$482.1	(3.0)%	$496.8
Percentage of total net sales	39%		39%		41%

EMEIA	$408.6	4.8%	$389.8	(4.7)%	$409.1
Percentage of total net sales	32%		32%		33%

APAC	$376.1	5.6%	$356.3	11.5%	$319.6
Percentage of total net sales	29%		29%		26%
We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.
Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), EMEIA, and APAC are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. In order to provide a framework for assessing how our underlying business performed excluding the effects of foreign currency fluctuations between periods, we compare the percentage change in our results from period to period using constant currency calculations. To calculate the change in constant currency, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e. the average rates in effect during the years ended December 31, 2016 and 2015, respectively). The following tables present this information, along with the impact of changes in foreign currency exchange rates on sales denominated in local currencies, for the years ended December 31, 2017 and 2016, respectively.
໿

	Year Ended December 31, 2016	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Year Ended December 31, 2017
($ In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$482.1	$22.2	4.6%	$0.3	0.1%	$504.6
EMEIA	389.8	20.0	5.1%	(1.2)	(0.3)%	408.6
APAC	356.3	20.7	5.8%	(0.9)	(0.2)%	376.1
Total net sales	$1,228.2	$62.9	5.1%	$(1.8)	(0.1)%	$1,289.4
  Figures may not sum due to rounding.

	Year Ended December 31, 2015	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Year Ended December 31, 2016
($ In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$496.8	$(11.2)	(2.3)%	$(3.5)	(0.7)%	$482.1
EMEIA	409.1	10.2	2.5%	(29.5)	(7.2)%	389.8
APAC	319.6	44.6	14.0%	(7.9)	(2.5)%	356.3
Total net sales	$1,225.5	$43.6	3.6%	$(40.9)	(3.3)%	$1,228.2
To help protect against changes in the U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we hedge portions of our forecasted revenue denominated in foreign currencies with average rate forward contracts. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our consolidated sales for 2017 and 2016).
Gross Profit. The following table sets forth our gross profit and gross profit as a percentage of net sales for the years ended December 31, 2017, 2016, and 2015 along with the percentage changes in gross profit for the corresponding periods. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle.

	Years Ended December 31,
($ in millions)	2017	Change	2016	Change	2015

Gross Profit	$961.1	5.0%	$915.1	0.7%	$908.5
Gross Profit as a percentage of net sales	74.5%		74.5%		74.1%

During the years ended December 31, 2017 and 2016, the change in exchange rates had the effect of decreasing our cost of sales by $0.8 million and $3.0 million, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During the year ended December 31, 2017 and 2016, these hedges had the effect of increasing our cost of sales by $1.2 million and $1.9 million, respectively. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2017 and 2016).

Operating Expenses. The following table sets forth our operating expenses for the years ended December 31, 2017, 2016, and 2015 along with the percentage changes between the corresponding periods and the line item as a percentage of total net sales.
໿

	Years Ended December 31,
($ in thousands)	2017	Change	2016	Change	2015

Sales and marketing	$477,921	4%	$461,236	2%	$452,262
Percentage of total net sales	37%		38%		37%

Research and development	$231,761	(2)%	$235,706	5%	$225,131
Percentage of total net sales	18%		19%		18%

General and Administrative	$105,602	7%	$98,390	5%	$93,935
Percentage of total net sales	8%		8%		8%

Total operating expenses	$815,284	3%	$795,332	3%	$771,328
Percentage of total net sales	63%		65%		63%
The increase in our operating expenses in 2017 was primarily the result of $34 million in higher personnel-related expenses due to increased variable compensation in regions with strong sales growth, accrual of an expected payment under our annual company profit sharing program, an increase in our employer matching contribution for our defined contribution retirement plan, and $16 million in severance and other related costs associated with our restructuring initiative. Building and equipment costs also increased by $4 million compared to 2016. These increases were partially offset by a decrease in software development costs of $10 million due to an increase in capitalization of software development costs compared to the year ending December 31, 2016 and a $6 million decrease in marketing and outside services. Additionally, the year over year change in exchange rates had the effect of decreasing our operating expenses by $1.4 million.
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
We believe that our long-term growth and success depends on developing high quality software and hardware products on a timely basis. We are focused on leveraging recent investments in research and development and in our field sales force and taking actions to help ensure that those resources are focused in areas and initiatives that will contribute to future growth in our business. The increase in sales and marketing expenses in 2017 was primarily driven by $11 million in severance and other costs related to our restructuring initiative as well as an increase in commissions due to higher sales volume compared to 2016.
Operating Income.  For the years ended December 31, 2017, 2016, and 2015, operating income was $146 million, $120 million and $137 million, respectively, an increase of 22% in 2017, following a decrease of 13% in 2016. As a percentage of net sales, operating income was 11%, 10% and 11%, respectively, over the three year period.  The changes in operating income in absolute dollars and as a percent of sales in 2016 and 2017 are attributable to the factors discussed in Net Sales, Gross Profit and Operating Expenses above.
Interest Income.    Interest income was $2.3 million, $1.1 million and $1.4 million for the years ended December 31, 2017, 2016, and 2015, respectively, an increase of 103% in 2017, following a decrease of 20% in 2016. We are seeing improving yields for high quality investment alternatives that comply with our corporate investment policy. We expect yields in these types of investments to increase moderately in 2018.

Net Foreign Exchange Gain/(Loss).    Net foreign exchange gain/(loss) was $0.9 million, $(4.6) million, and $(7.1) million for the years ended December 31, 2017, 2016, and 2015, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During 2017, there was a moderately stronger U.S. dollar during the first nine months of the year and a moderately weaker U.S. dollar during the last three months of the year when compared year over year to 2016, resulting in a modest decrease in our U.S. dollar equivalent revenues and expenses in 2017, when compared year over year to 2016. During 2016 and 2015, there was sharp volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business and such volatility was characterized by a broad and sharp strengthening of the U.S. dollar against most currencies. In 2015 net foreign exchange loss included a $3.1 million loss on Euro cash holdings that were subsequently used to fund our acquisition of M2 and its wholly-owned subsidiary, Micropross. We cannot predict the direction or degree of future volatility in these exchange rates. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.
We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange loss”. Our hedging strategy decreased our foreign exchange gains by $(5.9) million and decreased our foreign exchange losses by $1.9 million, and $4.3 million in 2017, 2016, and 2015, respectively. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

Provision for Income Taxes.  For the years ended December 31, 2017, 2016, and 2015, our provision for income taxes reflected an effective tax rate of 64%, 28% and 27%, respectively. The factors that caused our effective tax rates to change year-over-year are detailed in the table below:

Years ended December 31,
Effective tax rate for 2016	28%
Increased profits in foreign jurisdictions with reduced income tax rates	(5)%
Change in enhanced deduction for certain research and development expenses	(1)%
Change in intercompany prepaid tax asset	(3)%
Change in state income taxes, net of federal benefit	(1)%
Change in employee share-based compensation	(1)%
Remeasurement of U.S. deferred tax balance	(10)%
Transition tax on deferred foreign income	54%
Foreign tax on undistributed earnings	3%
Effective tax rate for 2017	64%

Years ended December 31,
Effective tax rate for 2015	27%
Increased profits in foreign jurisdictions with reduced income tax rates	(6)
Change in valuation allowance	1
Change in enhanced deduction for certain research and development expenses	5
Change in intercompany prepaid tax asset	—
Change in amortization of intangible assets	1
Other	—
Effective tax rate for 2016	28%
The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act. However, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. We have recognized a provisional amount of $69.9 million, which is included as a component of income tax expense from continuing operations. Our estimates may be affected as we gain a more thorough understanding of the tax law. We will continue to make and refine our calculations as additional analysis is completed.
For additional discussion about our income taxes including the effect of the Tax Cuts and Jobs Act, components of income before income taxes, our provision for income taxes charged to operations, components of our deferred tax assets and liabilities, a reconciliation of income taxes at the U.S. federal statutory rate to our effective tax rate, and other tax matters, see Note 9 - Income taxes of Notes to Consolidated Financial Statements.

Quarterly results of operations
The following quarterly results have been derived from our unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. You should read the following tables presenting our quarterly results of operations in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. The unaudited quarterly financial data for each of the eight quarters in the two years ended December 31, 2017 and December 31, 2016 are as follows:

	Three months ended
	(in thousands, except per share data)
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net sales	$300,106	$318,609	$320,921	$349,751
Gross profit	223,582	236,149	237,170	264,160
Operating income	22,318	28,631	37,515	57,312
Net income (loss)	18,148	25,155	33,389	(24,282)
Basic earnings per share	$0.14	$0.19	$0.26	$(0.19)
Weighted average shares outstanding - basic	129,438	130,197	130,660	130,886
Diluted earnings per share	$0.14	$0.19	$0.25	$(0.18)
Weighted average shares outstanding - diluted	130,108	131,117	131,617	132,113
Dividends declared per share	$0.21	$0.21	$0.21	$0.21
໿
໿

	Three months ended
	(in thousands, except per share data)
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net sales	$287,177	$306,105	$306,365	$328,532
Gross profit	211,031	228,597	229,630	245,800
Operating income	13,844	27,267	29,364	49,251
Net income	9,298	19,800	24,487	29,149
Basic earnings per share	$0.07	$0.15	$0.19	$0.23
Weighted average shares outstanding - basic	127,595	128,282	128,815	129,108
Diluted earnings per share	$0.07	$0.15	$0.19	$0.23
Weighted average shares outstanding - diluted	128,103	128,746	129,047	129,503
Dividends declared per share	$0.20	$0.20	$0.20	$0.20

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

	Three Months Ended December 31,		Years Ended December 31,
(In thousands)	2017	2016	2017	2016
Stock-based compensation
Cost of sales	$714	$568	$2,628	$2,210
Sales and marketing	3,035	2,636	11,559	11,057
Research and development	2,462	2,131	9,014	8,876
General and administrative	1,585	859	5,944	3,623
Provision for income taxes	(2,934)	(1,125)	(10,322)	(7,322)
Total	$4,862	$5,069	$18,823	$18,444

	Three Months Ended December 31,		Years Ended December 31,
(In thousands)	2017	2016	2017	2016
Amortization of acquisition intangibles
Cost of sales	$1,444	$1,725	$6,092	$9,346
Sales and marketing	529	497	2,009	2,638
Research and development	204	273	1,017	1,088
Provision for income taxes	(491)	855	(2,148)	2,162
Total	$1,686	$3,350	$6,970	$15,234
໿
໿

	Three Months Ended December 31,		Years Ended December 31,
(In thousands)	2017	2016	2017	2016
Acquisition transaction costs, restructuring charges, and other
Cost of sales	$222	$74	$1,210	$327
Sales and marketing	2,972	42	10,990	183
Research and development	1,693	170	3,509	818
General and administrative	1,097	50	1,900	367
Net foreign exchange gain (loss)	—	—	—	94
Other expense, net	—	—	—	2,475
Provision for income taxes	(1,754)	(94)	(5,407)	(1,452)
Total	$4,230	$242	$12,202	$2,812
(1)  Foreign exchange losses on acquisitions were $0 and $94 for the years ended December 31, 2017 and 2016, respectively.
(2) Taxes levied on the transfer of acquired intellectual property were $0 and $2,475 for the years ended December 31, 2017 and 2016, respectively.

Liquidity and Capital Resources
Overview
At December 31, 2017, we had $412 million in cash, cash equivalents and short-term investments. Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $5 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. Our short-term investments do not include any foreign sovereign debt. The following table presents the geographic distribution of our cash, cash equivalents, and short-term investments as of December 31, 2017 (in millions):

	Domestic	International	Total
Cash and Cash Equivalents	$63	$227	$290
	22%	78%
Short-term Investments	$—	$122	$122
	—%	100%
Cash, Cash Equivalents and Short-term Investments	$63	$349	$412
	15%	85%
We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed.
The following table presents our working capital, cash and cash equivalents and short-term investments:
໿

(In thousands)	December 31, 2017	December 31, 2016	Increase/ (Decrease)

Working capital	$624,835	$574,572	$50,263
Cash and cash equivalents (1)	290,164	285,283	4,881
Short-term investments (1)	121,888	73,117	48,771
Total cash, cash equivalents and short-term investments	$412,052	$358,400	$53,652
(1)  Included in working capital

Our principal sources of liquidity include cash, cash equivalents, and marketable securities, as well as the cash flows generated from our operations. We also have additional borrowing capacity under our Loan Agreement. Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes.

The primary drivers of the net increase in working capital between December 31, 2016 and December 31, 2017 were:

•
Cash, cash equivalents, and short-term investments increased by $54 million . Additional analysis of the changes in our cash flows for the year ended December 31, 2017 compared to the year ended December 31, 2016 are discussed below.

•	Accounts receivable increased by $20 million. Days sales outstanding (“DSO”) remained relatively flat at 68 days at December 31, 2017, compared to 66 days at December 31, 2016.

•	Inventory decreased by $9 million to $185 million at December 31, 2017, from $194 million at December 31, 2016. Inventory turns were 1.7 at each of December 31, 2017 and December 31, 2016.

•
Prepaid expenses and other current assets decreased by $5 million which was primarily related to a $6 million decrease in the fair value of our foreign currency forward exchange contracts and the timing of prepaid insurance and maintenance.

•	Accrued compensation increased by $16 million which can be attributed to severance costs arising from our restructuring initiative and a future payment under our company profit sharing plan.

•	The current portion of deferred revenue increased by $5 million, primarily due to the effect of foreign currency translation.

•	Other current liabilities decreased by $9 million which was primarily related to income tax payments.

•	Other taxes payable decreased by $3 million primarily related to the timing of payments for VAT and other indirect taxes.

Analysis of Cash Flow
The following table summarizes the proceeds and (uses) of cash:
໿

(In thousands)	December 31,
	2017	2016	2015
Cash provided by operating activities	$224,442	$200,199	$169,065
Cash used by investing activities	(122,410)	(70,503)	(78,392)
Cash used by financing activities	(106,299)	(91,625)	(108,113)
Effect of exchange rate changes on cash	9,148	(3,917)	(5,461)
Net change in cash equivalents	4,881	34,154	(22,901)
Cash and cash equivalents at beginning of year	285,283	251,129	274,030
Cash and cash equivalents at end of period	$290,164	$285,283	$251,129
Operating Activities Cash provided by operating activities for the year ended December 31, 2017 increased by $24 million compared to the same period in 2016. This increase was primarily due to the $26 million increase in our operating income.

Investing Activities Cash used for investing activities for the year ended December 31, 2017 increased by $52 million compared to the same period in 2016. This was primarily attributable to a net purchase of short-term investments of $48 million compared to a net sale of short-term investments of $9 million during the same period in 2016, to take advantage of favorable increases in the yields offered by short-term investments that comply with our investment policy. Cash outflows related to capitalized software development also increased by $10 million which was offset by a decrease in capital expenditures of $14 million compared to the same period in 2016.
Financing Activities Cash used by financing activities increased by $15 million for the year ended December 31, 2017 compared to the same period in 2016. This was primarily due to a $7 million increase in cash outflows related to the increase in our quarterly dividend and a $13 million increase in cash outflows related to net repayments under our Loan Agreement, offset by $6 million decrease in cash outflows related to 2016 repurchases of our common stock. From time to time, our Board of Directors has authorized various programs for our repurchase of shares of our common stock depending on market conditions and other factors. Under the current program, we did not repurchase any shares during the year ended December 31, 2017. (See “Note 11 – Authorized shares of common and preferred stock and stock-based compensation plans” of Notes to Consolidated Financial Statements for additional discussion about our equity compensation plans and share repurchase program).
Contractual Cash Obligations.  The following summarizes our contractual cash obligations as of December 31, 2017:

	Payments due by period
(In thousands)	Total	2018	2019	2020	2021	2022	Beyond
Long-term debt	$—	$—	$—	$—	$—	$—	$—
Tax payable (1)	88,603	7,088	7,088	7,088	7,088	7,088	53,163
Capital lease obligations	—	—	—	—	—	—	—
Operating leases	77,304	20,012	15,696	10,875	7,853	5,298	17,570
Total contractual obligations	$165,907	$27,100	$22,784	$17,963	$14,941	$12,386	$70,733
(1) Represents one-time transition tax payable related to known amounts of cash taxes payable in future years as a result of the Tax Act. For further information, refer to Note 9 - Income Taxes of Notes to Consolidated Financial Statements

The following summarizes our other commercial commitments as of December 31, 2017:

(In thousands)	Total	2018	2019	2020	2021	2022	Beyond
Guarantees	$2,629	$2,629	$—	$—	$—	$—	$—
Purchase obligations	9,123	9,123	—	—	—	—	—
Total commercial commitments	$11,752	$11,752	$—	$—	$—	$—	$—

We have commitments under non-cancelable operating leases primarily for office facilities throughout the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. As of December 31, 2017, we had non-cancelable operating lease obligations of approximately $77 million compared to $55 million at December 31, 2016. Rent expense under operating leases was $20 million for each of the years ended December 31, 2017, 2016, and 2015, respectively.
Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. As of December 31, 2017, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $9.1 million over the next twelve months. At December 31, 2016, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $6.8 million.
At December 31, 2017, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $2.6 million. At December 31, 2016, we had outstanding guarantees for payment of customs, foreign grants and potential customer disputes totaling approximately $3 million.
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
Off-Balance Sheet Arrangements.    We do not have any off-balance sheet debt. At December 31, 2017, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.
Prospective Capital Needs.    We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations as well as from the purchase of common stock through our employee stock purchase plan, and available borrowings under our Loan Agreement will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, payment of dividends to our stockholders and repurchases of our common stock for at least the next 12 months. The enactment of the Tax Cuts and Jobs Act of 2017 will allow us to repatriate a majority of our foreign cash for domestic needs without additional taxation and to meet our capital deployment initiatives. We may also seek to pursue additional financing or to raise additional funds by selling equity or debt to the public or in private transactions from time to time. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

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
A portion of our revenues are generated from the sale of systems that contain software components that operate together with our hardware platform to provide the essential functionality of the system. When sold in a multiple element arrangement, these systems are considered non-software deliverables, so we can allocate the arrangement fee based upon relative selling price of each element. When applying the relative selling price method, we determine the selling price of each element using best estimate of selling price (“BESP”), because VSOE and third-party evidence ("TPE") are not available.

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
Recent Updates to Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which became effective for us beginning January 1, 2018. For additional information on the new revenue recognition guidance and the expected impact of adoption, see Note 1 – Operations and summary of significant accounting policies of Notes to Consolidated Financial Statements.

•	Estimating allowances for sales returns
The preparation of financial statements requires that we make estimates and assumptions of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of our sales returns allowance. Significant judgments and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. A provision for estimated sales returns is made by reducing recorded revenue by the amount of the allowance. Accounts receivable is reported net of the allowance for sales returns. Our allowance for sales returns was $2.1 million and $1.8 million at December 31, 2017 and 2016, respectively. Material differences may result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates or if our actual results varied materially from our estimates.

•	Estimating allowances, specifically the allowance for doubtful accounts and the adjustment for excess and obsolete inventories
In addition to estimating an allowance for sales returns, we must also make estimates about the uncollectability of our accounts receivable. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. Our allowance for doubtful accounts was $2.9 million and $1.9 million at December 31, 2017 and 2016, respectively. We also write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated net realizable value based on assumptions of future demand and market conditions. Our allowance for excess and obsolete inventories was $16.4 million and $12.6 million at December 31, 2017 and 2016, respectively. Significant judgments and estimates must be made and used in connection with establishing these allowances. Material differences may result in the amount and timing of our bad debt and inventory obsolescence if we made different judgments or utilized different estimates or if actual results varied materially from our estimates.

•	Accounting for costs of computer software
We capitalize costs related to the development and acquisition of certain software products. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Technological feasibility for our products is established when the product is available for beta release. Judgment is required in determining when technological feasibility of a product is established. Amortization is computed on an individual product basis for those products available for market and has been recognized based on the product’s estimated economic life, generally three years. At each balance sheet date, the unamortized costs are reviewed by management and reduced to net realized value when necessary. As of December 31, 2017 and 2016, unamortized capitalized software development costs were $86 million and $65 million, respectively.

•	Valuation of long-lived and intangible assets
We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In accordance with FASB ASC 350, Intangibles – Goodwill and Other (FASB ASC 350), goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of November 30, 2017. No impairment of goodwill and long-lived and intangible assets was identified during 2017 and 2016. Goodwill is deductible for tax purposes in certain jurisdictions. We have one operating segment and one reporting unit. Factors considered important which could trigger an impairment review include the following:
•significant underperformance relative to expected historical or projected future operating results;
•significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•significant negative industry or economic trends; and,
•our market capitalization relative to net book value.
When it is determined that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate. As of December 31, 2017 and 2016, we had goodwill of approximately $267 million and $253 million, respectively.

•	Accounting for income taxes
We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. We had a valuation allowance of $78 million and $62 million at December 31, 2017 and December 31, 2016, respectively. A majority of the valuation allowance is related to the deferred tax assets of National Instruments Hungary Kft. (“NI Hungary”). The decrease in the valuation allowance from 2015 to 2016 was primarily due to the revaluation of NI Hungary’s gross deferred tax assets following the reduction in the Hungarian corporate income tax rate from 19% to 9%.
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
Our earnings in Hungary are subject to a statutory tax rate of 9%. In addition, our research and development activities in Hungary continue to benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. The tax position of our Hungarian operations resulted in income tax benefits of $16.1 million and $4 million for the years ended December 31, 2017 and 2016, respectively.  Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2027. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The tax holiday resulted in income tax benefits of $5.5 million and $3.3 million for the years ended December 31, 2017 and 2016, respective1y. The impact of the tax holiday on a per share basis for the years ended December 31, 2017 and 2016 was a benefit of $0.04 and $0.03 per share, respectively.
No other taxing jurisdictions had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service with regard to any foreign jurisdictions.
Our effective tax rate was lower than the U.S. federal statutory rate during 2015 and 2016 primarily due to earnings taxed at lower rates in foreign jurisdictions. The Tax Cuts and Jobs Act, which was enacted in December 2017, had a substantial impact on our income tax expense for the year ended December 31, 2017. For additional discussion about our income taxes including the effect of the Tax Cuts and Jobs Act, components of income before income taxes, our provision for income taxes charged to operations, components of our deferred tax assets and liabilities, a reconciliation of income taxes at the U.S. federal statutory rate of 35% to our effective tax rate and other tax matters, see Note 9 – Income taxes of Notes to Consolidated Financial Statements.

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

•	Accounting for costs related to exit or disposal activities
Costs related to exit or disposal activities incurred as part of our recent restructuring activities may consist of voluntary or involuntary severance-related charges, asset-related charges and other costs related to exit activities. We recognize voluntary termination benefits when the employee accepts the offered benefit arrangement. We recognize involuntary severance-related charges depending on whether the termination benefits are provided under an ongoing benefit arrangement or under a one-time benefit arrangement. If the former, we recognize the charges once they are probable and the amounts are estimable. If the latter, we recognize the charges once the benefits have been communicated to employees.
 Restructuring activities associated with assets would be recorded as an adjustment to the basis of the asset, not as a liability. When we commit to a plan to abandon a long-lived asset before the end of its previously estimated useful life, we accelerate the recognition of depreciation to reflect the use of the asset over its shortened useful life.

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
The vast majority of our sales outside of the U.S. are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect of decreasing our consolidated sales by $1.8 million in the year ended December 31, 2017, and by $41 million in the year ended December 31, 2016. Because most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing our consolidated operating expenses by $1.4 million in the year ended December 31, 2017, and by $9.2 million in the year ended December 31, 2016.
During 2017, there was a moderately stronger U.S. dollar during the first nine months of the year and a moderately weaker U.S. dollar during the last three months of the year compared year-over-year to 2016, resulting in a modest decrease in our U.S. dollar equivalent revenues and expenses in 2017, when compared year-over-year to 2016. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In recent periods, these dynamics have also adversely affected our revenue growth in international markets and will likely pose similar challenges in the near future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.
If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins. To help protect against the change in the value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales and expenses over the next one to two years, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue, cost of sales and operating expenses denominated in foreign currencies with foreign currency forward contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. We purchase foreign currency forward contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, Chinese yuan, British pound, Malaysian ringgit and Hungarian forint) and limit the duration of these contracts to 40 months or less. As a result, our hedging activities only partially address our risks from foreign currency transactions, and there can be no assurance that this strategy will be successful. We do not invest in contracts for speculative purposes.
During the year ended December 31, 2017, our hedges had the effect of decreasing our consolidated sales by $0.5 million, increasing our cost of sales by $1.2 million, and increasing our operating expenses by $1.2 million. During the year ended December 31, 2016, our hedges had the effect of increasing our consolidated sales by $1.3 million, increasing our cost of sales by $1.9 million, and increasing our operating expenses by $1.9 million. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales, cost of sales and operating expenses for the years ended December 31, 2017 and 2016).

Inventory Management
The markets for our products dictate that many of our products be shipped very quickly after an order is received. As a result, we are required to maintain significant inventories. Therefore, inventory obsolescence is a risk for us due to frequent engineering changes, shifting customer demand, the emergence of new industry standards and rapid technological advances including the introduction by us or our competitors of products embodying new technology. However, our risk of obsolescence may be mitigated as many of our products have interchangeable parts and many have long lives. While we adjust for excess and obsolete inventories and we monitor the valuation of our inventories, there can be no assurance that our valuation adjustments will be sufficient.    In recent years, we have made a concentrated effort to increase our revenue through the pursuit of orders with a value greater than $1.0 million. Fulfillment of these contracts can severely challenge our supply chain capabilities at the component acquisition, assembly and delivery stages. These contracts can also require us to develop specific product mitigation plans for product delivery constraints caused by unexpected or catastrophic situations to help assure timely production recovery and to comply with critical delivery commitments where severe contractual liabilities can be imposed on us if we fail to provide the quantity of products at the required delivery times. In order to help mitigate the risks associated with these contractual requirements, we may build inventory levels for certain parts or systems. Because our contracts with such customers may allow the customer to cancel or delay orders without liability, such actions expose our business to increased risk of inventory obsolescence.
Market Risk
We are exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in foreign currency values and changes in the market value of our investments.
Cash, Cash Equivalents and Short-Term Investments
At December 31, 2017, we had $412 million in cash, cash equivalents and short-term investments. See Liquidity and Capital Resources above for further discussion regarding our cash, cash equivalents and short-term investments.
We report our available-for-sale short-term investments at fair value. (See Note 3 – Fair value measurements of Notes to Consolidated Financial Statements for a further description of the fair value measurement of our short term investments).
The goal of our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the full investment of available funds. We place our cash investments in instruments that meet credit quality standards, as specified in our corporate investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. Our cash equivalents and short-term investments carried ratings from the major credit rating agencies that were in accordance with our corporate investment policy. Our investment policy allows investments in the following: government and federal agency obligations, repurchase agreements (“Repos”), certificates of deposit and time deposits, corporate obligations, medium term notes and deposit notes, commercial paper including asset-backed commercial paper (“ABCP”), puttable bonds, general obligation and revenue bonds, money market funds, taxable commercial paper, corporate notes/bonds, municipal notes, municipal obligations and tax exempt commercial paper. All such instruments must carry minimum ratings of A1/P1/F1, MIG1/VMIG1/SP1 and A2/A/A, as applicable, all of which are considered “investment grade.” Our investment policy for marketable securities requires that all securities mature in five years or less, with a weighted average maturity of no longer than 24 months with at least 10% maturing in 90 days or less.
We account for our investments in debt and equity instruments under FASB ASC 320 Investments – Debt and Equity Securities (FASB ASC 320). Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other-than-temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments at December 31, 2017 and 2016 was $122 million and $73 million, respectively. This increase was due to our net purchase of $48 million of short-term investments.
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
In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of December 31, 2017, a 100 basis point increase or decrease in interest rates across all maturities would have resulted in approximately a $2.8 million increase or decrease in the fair market value of our portfolio. As of December 31, 2016, a similar 100 basis point increase or decrease in interest rates across all maturities would result in approximately a $1.3 million increase or decrease in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is an other-than-temporary impairment. Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of December 31, 2017, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.
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
Exchange Rate Risk
Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at December 31, 2017 and December 31, 2016, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $25 million and $16 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 4 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is incorporated by reference to the Consolidated Financial Statements and Notes to Consolidated Financial Statements beginning on page F-1 hereof. Also see “Quarterly results of operations” on page 35.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our management, our President and Chief Executive Officer, Alex Davern and our Chief Financial Officer, Karen Rapp, have concluded that our  disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of December 31, 2017, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting.
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
Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). We conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2017, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2017, which were identified in connection with our evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
All schedules are omitted because the required information is already included in our notes to our consolidated financial statements or because they are not applicable

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant
NATIONAL INSTRUMENTS CORPORATION
February 22, 2018	BY:	/s/ Alex M. Davern
Alex M. Davern
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alexander M. Davern and Karen Rapp, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10‑K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Alex M. Davern	Director, President and Chief Executive Officer (Principal Executive Officer)	February 22, 2018
Alex M. Davern

/s/ Karen Rapp	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2018
Karen Rapp

/s/ John C. Roiko	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2018
John C. Roiko

/s/ James J. Truchard	Chairman of the Board	February 22, 2018
Dr. James J. Truchard

/s/ Gerhard P. Fettweis	Director	February 22, 2018
Dr. Gerhard P. Fettweis

/s/ John M. Berra	Director	February 22, 2018
John M. Berra

/s/ Jeffrey L. Kodosky	Director	February 22, 2018
Jeffrey L. Kodosky

/s/ Duy-Loan T. Le	Director	February 22, 2018
Duy-Loan T. Le

/s/ Michael E. McGrath	Director	February 22, 2018
Michael E. McGrath

/s/ Charles J. Roesslein	Director	February 22, 2018
Charles J. Roesslein

 NATIONAL INSTRUMENTS CORPORATION
All schedules are omitted because the required information is already included in our notes to our consolidated financial statements or because they are not applicable.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of National Instruments Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of National Instruments Corporation (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2005.
Austin, Texas
February 22, 2018

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of National Instruments Corporation
Opinion on Internal Control over Financial Reporting
We have audited National Instruments Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, National Instruments Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 22, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on the Effectiveness of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP

Austin, Texas

February 22, 2018

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

໿

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$290,164	$285,283
Short-term investments	121,888	73,117
Accounts receivable, net	248,825	228,686
Inventories, net	184,592	193,608
Prepaid expenses and other current assets	48,621	53,953
Total current assets	894,090	834,647
Property and equipment, net	249,715	260,456
Goodwill	266,783	253,197
Intangible assets, net	123,293	108,663
Other long-term assets	32,553	39,601
Total assets	$1,566,434	$1,496,564
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$49,733	$48,800
Accrued compensation	43,309	27,743
Deferred revenue - current	120,638	115,577
Other current liabilities	23,782	32,997
Other taxes payable	31,793	34,958
Total current liabilities	269,255	260,075
Long-term debt	—	25,000
Deferred income taxes	33,609	45,386
Income tax payable - long-term	81,515	—
Liability for uncertain tax positions	10,158	11,719
Deferred revenue - long-term	33,742	29,752
Other long-term liabilities	10,134	10,413
Total liabilities	438,413	382,345
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 360,000,000 shares authorized; 130,978,947 and 129,202,979 shares issued and outstanding, respectively	1,310	1,292
Additional paid-in capital	829,979	771,346
Retained earnings	313,241	376,202
Accumulated other comprehensive loss	(16,509)	(34,621)
Total stockholders’ equity	1,128,021	1,114,219
Total liabilities and stockholders’ equity	$1,566,434	$1,496,564

The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
໿

	For the years ended December 31,
	2017	2016	2015

Net sales:
Product	$1,173,476	$1,116,703	$1,113,590
Software maintenance	115,910	111,476	111,866
Total net sales	1,289,386	1,228,179	1,225,456

Cost of sales:
Product	318,863	306,730	311,226
Software maintenance	9,461	6,391	5,730
Total cost of sales	328,324	313,121	316,956

Gross profit	961,062	915,058	908,500

Operating expenses:
Sales and marketing	477,921	461,236	452,262
Research and development	231,761	235,706	225,131
General and administrative	105,602	98,390	93,935
Total operating expenses	815,284	795,332	771,328

Operating income	145,778	119,726	137,172

Other income (expense):
Interest income	2,276	1,122	1,403
Net foreign exchange gain (loss)	892	(4,632)	(7,075)
Other expense, net	(1,566)	(1,581)	(221)
Income before income taxes	147,380	114,635	131,279
Provision for income taxes	94,969	31,901	36,017

Net income	$52,411	$82,734	$95,262

Basic earnings per share	$0.40	$0.64	$0.74

Weighted average shares outstanding - basic	130,300	128,453	127,997

Diluted earnings per share	$0.40	$0.64	$0.74

Weighted average shares outstanding - diluted	131,387	129,008	128,668

Dividends declared per share	$0.84	$0.80	$0.76
The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

໿

	For the years ended December 31,
	2017	2016	2015

Net income	$52,411	$82,734	$95,262
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	24,470	(5,697)	(19,240)
Unrealized (loss) gain on securities available-for-sale	(120)	210	701
Unrealized (loss) gain on derivative instruments	(9,488)	13,166	(19,012)
Other comprehensive income (loss), before tax	14,862	7,679	(37,551)
Tax (benefit) provision related to items of other comprehensive income	(3,250)	4,210	(11,125)
Other comprehensive income (loss), net of tax	18,112	3,469	(26,426)
Comprehensive income	$70,523	$86,203	$68,836

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
( in thousands)

	For the years ended December 31,
	2017	2016	2015
Cash flow from operating activities:
Net income	$52,411	$82,734	$95,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,695	73,390	73,329
Stock-based compensation	29,145	25,832	25,489
Tax (benefit) expense from deferred income taxes	(5,774)	(5,430)	11,019
Purchase price adjustment	—	1,585	—
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(15,269)	(14,131)	(10,709)
Inventories	10,154	(9,205)	(9,342)
Prepaid expenses and other assets	1,971	17,421	(11,111)
Accounts payable and accrued expenses	1,584	(2,506)	(9,828)
Deferred revenue	1,791	8,864	6,493
Taxes, accrued compensation, and other current liabilities	75,734	21,645	(1,537)
Net cash provided by operating activities	224,442	200,199	169,065

Cash flow from investing activities:
Capital expenditures	(30,256)	(44,425)	(33,987)
Capitalization of internally developed software	(41,662)	(31,859)	(31,356)
Additions to other intangibles	(2,384)	(2,342)	(2,811)
Acquisitions, net of cash received	—	(549)	(125,612)
Purchases of short-term investments	(87,735)	(39,097)	(36,063)
Sales and maturities of short-term investments	39,627	47,769	151,437
Net cash used in investing activities	(122,410)	(70,503)	(78,392)

Cash flow from financing activities:
Proceeds from revolving line of credit	—	15,000	54,000
Principal payments on revolving line of credit	(25,000)	(27,000)	(17,000)
Proceeds from issuance of common stock	29,094	28,907	27,785
Repurchase of common stock	—	(5,635)	(75,255)
Dividends paid	(109,551)	(102,897)	(97,643)
Other	(842)	—	—
Net cash used in financing activities	(106,299)	(91,625)	(108,113)

Effect of exchange rate changes on cash	9,148	(3,917)	(5,461)

Net change in cash and cash equivalents	4,881	34,154	(22,901)
Cash and cash equivalents at beginning of period	285,283	251,129	274,030
Cash and cash equivalents at end of period	$290,164	$285,283	$251,129
Supplemental disclosures:
Equity consideration issued in business combinations	$—	—	13,778
Interest	$478	$520	$287
Income taxes paid	$38,033	$2,902	$29,038

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

໿
໿
໿
໿
໿
໿
໿

	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2014	127,849,271	1,278	662,889	464,993	(11,664)	1,117,496
Net income	—	—	—	95,262	—	95,262
Other comprehensive loss, net of tax	—		—	—	(26,426)	(26,426)
Issuance of common stock under employee plans, including tax benefits	1,846,070	18	27,767	—	—	27,785
Stock-based compensation	—	—	25,891	—	—	25,891
Business acquisition	367,481	4	13,774			13,778
Repurchase of common stock	(2,591,218)	(25)	(13,449)	(61,781)		(75,255)
Dividends paid	—	—	—	(97,643)	—	(97,643)
Disqualified dispositions	—	—	833	—	—	833
Balance at December 31, 2015	127,471,604	1,275	717,705	400,831	(38,090)	1,081,721
Net income	—	—	—	82,734	—	82,734
Other comprehensive income, net of tax	—		—	—	3,469	3,469
Issuance of common stock under employee plans, including tax benefits	1,894,151	19	28,888	—	—	28,907
Stock-based compensation	—	—	25,920	—	—	25,920
Business acquisition	44,004	—	—			—
Repurchase of common stock	(206,780)	(2)	(1,167)	(4,466)		(5,635)
Dividends paid	—	—	—	(102,897)	—	(102,897)
Balance at December 31, 2016	129,202,979	$1,292	$771,346	$376,202	$(34,621)	$1,114,219
Net income	—	—	—	52,411	—	52,411
Other comprehensive income, net of tax	—		—	—	18,112	18,112
Issuance of common stock under employee plans, including tax benefits	1,775,968	18	29,076	—	—	29,094
Stock-based compensation	—	—	29,557	—	—	29,557
Adoption of ASU 2016-16		—	—	(5,821)		(5,821)
Dividends paid	—	—	—	(109,551)	—	(109,551)
Balance at December 31, 2017	130,978,947	$1,310	$829,979	$313,241	$(16,509)	$1,128,021
The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Operations and summary of significant accounting policies
National Instruments Corporation is a Delaware corporation. We provide flexible application software and modular, multifunction hardware that users combine with industry-standard computers, networks and third party devices to create measurement, automation and embedded systems, which we refer to as “virtual instruments.” Our approach gives customers the ability to quickly and cost-effectively design, prototype and deploy unique custom-defined solutions for their design, control and test application needs. We offer hundreds of products used to create virtual instrumentation systems for general, commercial, industrial and scientific applications. Our products may be used in different environments, and consequently, specific application of our products is determined by the customer and generally is not known to us. We approach all markets with essentially the same products, which are used in a variety of applications from research and development to production testing, monitoring and industrial control. The following industries and applications are served by us worldwide: advanced research, automated test equipment, automotive, commercial aerospace, computers and electronics, consumer electronics, continuous process manufacturing, education, government/defense, medical research/pharmaceutical, power/energy, semiconductors, telecommunications and others. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles.
Principles of consolidation
The Consolidated Financial Statements include the accounts of National Instruments Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Reclassifications
As of December 31, 2017, we revised the presentation of Note 2 - Short-term investments of Notes to Consolidated Financial Statements. Certain amounts appearing in the previous year’s disclosures of short-term investments have been reclassified to conform to the current year’s presentation.
Starting January 1, 2017, we began separately presenting the effect of exchange rate changes on cash and cash equivalents in our consolidated statements of cash flows due to growing operations in foreign currency environments. Amounts in the comparable prior periods have been reclassified to conform to the current period presentation.  The reclassifications resulted in the disaggregation of the amount attributable to the “Effect of exchange rate changes on cash” of $(3.9) million and $(5.5) million, with a corresponding increase to “Net cash provided by operating activities”, for the twelve months ended December 31, 2016 and 2015, respectively. We believe the reclassification is immaterial to the consolidated financial statements.
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
Short-Term Investments
We value our available-for-sale short-term investments based on pricing from third party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. We classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. We believe all of these sources reflect the credit risk associated with each of our available-for-sale short-term investments. Short-term investments available-for-sale consist of debt securities issued by states of the U.S. and political subdivisions of the U.S., corporate debt securities and debt securities issued by U.S. government organizations and agencies. All short-term investments available-for-sale have contractual maturities of less than 52 months.

Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments in debt securities at December 31, 2017 and December 31, 2016 was $122 million and $73 million, respectively. The increase was due to the net purchase of $48 million of short-term investments. We had $5.0 million U.S. dollar equivalent of corporate bonds that were denominated in Euro at December 31, 2017.

We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income. We did not identify or record any other-than-temporary impairments on our available-for-sale securities during 2017, 2016, and 2015.
Accounts Receivable, net
Accounts receivable are recorded net of allowances for sales returns of $2.1 million and $1.8 million at December 31, 2017 and 2016, respectively, and net of allowances for doubtful accounts of $2.9 million and $1.9 million at December 31, 2017 and 2016, respectively. A provision for estimated sales returns is made by reducing recorded revenue based on historical experience. We analyze historical returns, current economic trends and changes in customer demand of our products when evaluating the adequacy of our sales returns allowance. Our allowance for doubtful accounts is based on historical experience. We analyze historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts.

(In thousands)
Year	Description	Balance at Beginning of Period	Provisions	Write-Offs	Balance at End of Period
2015	Allowance for doubtful accounts and sales returns	$4,798	$536	$968	$4,366
2016	Allowance for doubtful accounts and sales returns	$4,366	$1,024	1,682	$3,708
2017	Allowance for doubtful accounts and sales returns	$3,708	$1,642	359	$4,991
Inventories, net
Inventories are stated at the lower-of-cost or net realizable value. Cost is determined using standard costs, which approximate the first-in first-out (“FIFO”) method. Cost includes the acquisition cost of purchased components, parts and subassemblies, in-bound freight costs, labor and overhead.
Inventory is shown net of adjustment for excess and obsolete inventories of $16.4 million, $12.6 million and $10.1 million at December 31, 2017, 2016 and 2015, respectively.

(In thousands)
Year	Description	Balance at Beginning of Period	Provisions	Write-Offs	Balance at End of Period
2015	Adjustment for excess and obsolete inventories	$9,598	$3,087	$2,631	$10,054
2016	Adjustment for excess and obsolete inventories	$10,054	$5,793	3,208	$12,639
2017	Adjustment for excess and obsolete inventories	$12,639	$7,130	3,322	$16,447

Property and equipment, net
Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from twenty to forty years for buildings, and three to seven years for purchased internal use software and for equipment which are each included in furniture and equipment. Leasehold improvements are depreciated over the shorter of the life of the lease or the asset.
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
We have historically performed our annual goodwill impairment test as of February 28 of each year. For the annual impairment test as of February 28, 2017, we performed a qualitative assessment of whether it was more likely than not that our reporting unit's fair value was less than its carrying amount. After completing the assessment, we determined that it was more likely than not that the estimated fair value of the reporting unit exceeded the carrying amount and that no impairment existed as of the assessment date. If we had concluded otherwise, a quantitative goodwill impairment test would have been required, which would have included a determination of the fair value of the reporting unit and a comparison of the fair value to its carrying value.
Effective for the annual goodwill impairment test for 2018 and for future testing, we will perform the required annual test as of November 30 of each year rather than on February 28. We reperformed our annual goodwill impairment testing as of November 30, 2017 and determined that it was more likely than not that the estimated fair value of the reporting unit exceeded the carrying amount and that no impairment existed as of the assessment date. We do not believe that the change in the date of the annual goodwill impairment test is a material change in the method of applying an accounting principle nor do we expect that it will result in any delay, acceleration or impact to the results of the impairment testing. We believe this date is preferable because it aligns with the timing of our annual planning process which largely occurs during the fourth quarter. Retrospective application to prior periods is impracticable as we are unable to objectively determine, without the use of hindsight, the assumptions that would be used in those earlier periods.
No impairment of goodwill was identified during 2017 and 2016. Goodwill is deductible for tax purposes in certain jurisdictions.
Concentrations of credit risk
We maintain cash and cash equivalents with various financial institutions located in many countries throughout the world. At December 31, 2017, we had $412 million in cash, cash equivalents and short-term investments. Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $5 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. The most significant of our operating accounts was our Hungarian Citibank operating account which held approximately $17 million or 6% of our total cash and cash equivalents at a bank that carried Baa1/BBB+/A ratings at December 31, 2017.

The following table presents the geographic distribution of our cash, cash equivalents, and short-term investments as of December 31, 2017 (in millions):

	Domestic	International	Total
Cash and Cash Equivalents	$63	$227	$290
	22%	78%
Short-term Investments	$—	$122	$122
	—%	100%
Cash, Cash Equivalents and Short-term Investments	$63	$349	$412
	15%	85%
The goal of our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the full investment of available funds. We place our cash investments in instruments that meet credit quality standards, as specified in our corporate investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. Our cash equivalents and short-term investments carried ratings from the major credit rating agencies that were in accordance with our corporate investment policy. Our investment policy allows investments in the following: government and federal agency obligations, repurchase agreements (“Repos”), certificates of deposit and time deposits, corporate obligations, medium term notes and deposit notes, commercial paper including asset-backed commercial paper (“ABCP”), puttable bonds, general obligation and revenue bonds, money market funds, taxable commercial paper, corporate notes/bonds, municipal notes, municipal obligations and tax exempt commercial paper. All such instruments must carry minimum ratings of A1/P1/F1, MIG1/VMIG1/SP1 and A2/A/A, as applicable, all of which are considered “investment grade”. Our investment policy for marketable securities requires that all securities mature in  five years or less, with a weighted average maturity of no longer than 24 months with at least 10% maturing in 90 days or less. (See Note 2 – Cash, cash equivalents, short-term and long-term investments in Notes to Consolidated Financial Statements for further discussion and analysis of our investments).
Concentration of credit risk with respect to trade accounts receivable is limited due to our large number of customers and their dispersion across many countries and industries. No single customer accounted for more than 3%, 3%, or 3% of sales for the years ended December 31, 2017, 2016, and 2015, respectively. The largest trade account receivable from any individual customer at December 31, 2017 was approximately $2.7 million.
Key supplier risk
Our manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these items are available through sole or limited sources. Supply shortages or quality problems in connection with these key items could require us to procure items from replacement suppliers, which would cause significant delays in fulfillment of orders and likely result in additional costs. In order to manage this risk, we maintain safety stock of some of these single sourced components and subassemblies and perform regular assessments of suppliers performance, grading key suppliers in critical areas such as quality and “on-time” delivery.
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
The warranty reserve for the years ended December 31, 2017, 2016, and 2015 was as follows:

(In thousands)
	2017	2016	2015
Balance at the beginning of the period	$2,686	$1,755	$1,885
Accruals for warranties issued during the period	2,644	2,454	1,834
Accruals related to pre-existing warranties	274	1,258	(263)
Settlements made (in cash or in kind) during the period	(2,758)	(2,781)	(1,701)
Balance at the end of the period	$2,846	$2,686	$1,755
Loss contingencies
We accrue for probable losses from contingencies including legal defense costs, on an undiscounted basis,  when such costs are considered probable of being incurred and are reasonably estimable. We periodically evaluate available information, both internal and external, relative to such contingencies and adjust this accrual as necessary.
Advertising expense
We expense costs of advertising as incurred. Advertising expense for the years ended December 31, 2017, 2016, and 2015 was $11 million, $12 million, and $12 million, respectively.
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
Foreign currency hedging instruments
All of our derivative instruments are recognized on the balance sheet at their fair value. We currently use foreign currency forward contracts to hedge our exposure to material foreign currency denominated receivables and forecasted foreign currency cash flows.
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
The reconciliation of the denominators used to calculate basic EPS and diluted EPS for years ended December 31, 2017, 2016, and 2015 are as follows:

	Years ended December 31,
(In thousands)	2017	2016	2015
Weighted average shares outstanding-basic	130,300	128,453	127,997
Plus: Common share equivalents
RSUs	1,087	555	671
Weighted average shares outstanding-diluted	131,387	129,008	128,668
Stock awards to acquire 32,400 shares, 10,900 shares, and 292,400 shares for the years ended December 31, 2017, 2016, and 2015, respectively, were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.
Stock-based compensation
We account for stock-based compensation plans, which are more fully described in Note 11 – Authorized shares of common and preferred stock and stock-based compensation plans, using a fair-value method and recognize the expense in our Consolidated Statement of Income.
Comprehensive income
Our comprehensive income is comprised of net income, foreign currency translation and unrealized gains and losses on forward contracts and securities available-for-sale. Comprehensive income in 2017, 2016, and 2015 was $71 million, $86 million and $69 million, respectively.

Recently Adopted Accounting Pronouncements
In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory. The standard is intended to address diversity in practice and complexity in financial reporting, particularly for intra-entity transfers of intellectual property. We early adopted ASU 2016-16 effective January 1, 2017. Using the modified retrospective method, the impact of the adoption of the standard was to increase our deferred tax assets by $0.4 million, decrease other assets, net by $6.2 million and decrease retained earnings by $5.8 million. The adoption of the amendments had the effect of increasing our diluted earnings per share by $0.01 and $0.04 for the three and twelve months ended December 31, 2017, respectively.

In March   2016, the FASB issued ASU   2016- 09, Improvements to Employee Share-Based Payment Accounting , which requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase a greater number of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. We adopted ASU 2016-09 effective January 1, 2017 as follows:

•Our adoption of the amendments related to accounting for excess tax benefits resulted in the recognition of $3.2 million of excess tax benefits within income taxes rather than additional paid in capital for the twelve months ended December 31, 2017.

•We elected to retrospectively apply the changes in presentation to the statements of cash flows and no longer classify excess tax benefits as a financing activity, which increased net cash provided by operating activities and reduced net cash provided by financing activities by an immaterial amount for the twelve months ended December 31, 2017.

•We elected to account for forfeitures as they occur using a modified retrospective transition method. The adoption of this one-time accounting policy election did not have a material impact on our financial statements.In July 2015, the FASB issued ASU   2015-11, Simplifying the Measurement of Inventory(Topic 330). The amendments require that reporting entities measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments apply to inventory that is measured using the first-in, first-out or average cost basis. We adopted ASU 2015-11 as of January 1, 2017 and the guidance was applied prospectively. We determined there were no changes to disclosure, financial statement presentation, or valuation of inventory as a result of adoption.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. We adopted this standard as of January 1, 2018 by applying the modified retrospective transition method.

We have reached conclusions on our key accounting matters related to the new standard and believe adoption of the new standard will generally result in revenue recognition earlier or at the same time as prior US GAAP. The most significant impact of the standard relates to our accounting for certain software arrangements. We primarily license software on a perpetual basis. However, we also license software under enterprise agreements which includes an unlimited quantity of certain software licenses for a fixed-term bundled with software maintenance, technical support, and a specified amount of training and service credits. Currently, we defer revenue for software licensed under our enterprise agreements and certain perpetual arrangements due to a lack of vendor specific objective evidence (“VSOE”) for certain elements in the contract. Under the new standard, we are no longer required to establish VSOE to recognize software license revenue separately from the other elements, and we will be able to recognize software license revenue once the customer obtains control of the license, which will generally occur at the start of each license term. Due to the complexity of our enterprise agreement contracts, the actual revenue recognition treatment required under the new standard will be dependent on contract-specific terms, and may vary in some instances from recognition at the time of billing. Additionally, we expect the new standard will impact the way we allocate the transaction price for arrangements with separately-priced extended warranty offerings.

We adopted the new revenue recognition guidance effective January 1, 2018, by recognizing the cumulative effect of initially applying the new standard as an increase to the opening balance of retained earnings. We expect this adjustment to be less than $10 million, with an immaterial impact to our net income on an ongoing basis.

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

Note 2 – Short-term investments
The following tables summarize unrealized gains and losses related to our short-term investments designated as available-for-sale:

(In thousands)	As of December 31, 2017
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$120,341	$182	$(395)	$120,128
Time deposits	1,760	—	—	1,760
Short-term investments	$122,101	$182	$(395)	$121,888

(In thousands)	As of December 31, 2016
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$71,450	$89	$(182)	$71,357
Time deposits	1,760	—	—	1,760
Short-term investments	$73,210	$89	$(182)	$73,117
The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale:

(In thousands)	As of December 31, 2017
	Adjusted Cost	Fair Value
Due in less than 1 year	$17,862	$17,824
Due in 1 to 5 years	104,239	104,064
Total available-for-sale debt securities	$122,101	$121,888

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$16,102	$16,064
Time deposits	1,760	1,760
Total available-for-sale debt securities	$17,862	$17,824

Due in 1 to 5 years	Adjusted Cost	Fair Value
Corporate bonds	104,239	104,064
Total available-for-sale debt securities	$104,239	$104,064
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
Level 3 – Inputs that are not based on observable market data

Assets and liabilities measured at fair value on a recurring basis are summarized below:
໿

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$61,423	$61,423	$—	$—
U.S. Treasuries and agencies	39,461	—	39,461	—
Short-term investments available for sale:
Corporate bonds	120,128	—	120,128	—
Time deposits	1,760	1,760	—
Derivatives	7,232	—	7,232	—
Total Assets	$230,004	$63,183	$166,821	$—

Liabilities
Derivatives	$(12,743)	—	(12,743)	—
Total Liabilities	$(12,743)	$—	$(12,743)	$—

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$68,577	$68,577	$—	$—
Short-term investments available for sale:
Corporate bonds	71,357	—	71,357	—
Time deposits	1,760	1,760	—	—
Derivatives	15,113	—	15,113	—
Total Assets	$156,807	$70,337	$86,470	$—

Liabilities
Derivatives	$(8,199)	$—	$(8,199)	$—
Total Liabilities	$(8,199)	$—	$(8,199)	$—
We value our available-for-sale short-term investments based on pricing from third party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. We classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. We believe all of these sources reflect the credit risk associated with each of our available-for-sale short-term investments. Short-term investments available-for-sale consists of debt securities issued by states of the U.S. and political subdivisions of the U.S., corporate debt securities and debt securities issued by U.S. government organizations and agencies. All short-term investments available-for-sale have contractual maturities of less than 52 months.

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of similar instruments. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the year ended December 31, 2017. There were not any transfers in or out of Level 1 or Level 2 during the year ended December 31, 2017.
Our short-term investments do not include any foreign sovereign debt. The majority of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $5.0 million U.S. dollar equivalent of corporate bonds that are denominated in Euro.
We did not have any items that were measured at fair value on a nonrecurring basis at December 31, 2017 and December 31, 2016.
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
We have operations in over 50 countries. Sales outside of the Americas accounted for approximately 61%, 61%, and 59% of our revenues during the years ended December 31, 2017, 2016, and 2015, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.
We maintain a foreign currency risk management strategy that uses derivative instruments (foreign currency forward contracts) to help protect our earnings and cash flows from fluctuations caused by the volatility in currency exchange rates. Movements in foreign currency exchange rates pose a risk to our operations and competitive position, since exchange rate changes may affect our profitability and cash flow, and the business or pricing strategies of our non-U.S. based competitors.
The vast majority of our foreign sales are denominated in the customers’ local currency. We purchase foreign currency forward contracts as hedges of forecasted sales that are denominated in foreign currencies and as hedges of foreign currency denominated receivables. These contracts are entered into to help protect against the risk that the eventual dollar-net-cash inflows resulting from such sales or firm commitments will be adversely affected by changes in exchange rates. We also purchase foreign currency forward contracts as hedges of forecasted expenses that are denominated in foreign currencies. These contracts are entered into to help protect against the risk that the eventual dollar-net-cash outflows resulting from foreign currency operating and cost of revenue expenses will be adversely affected by changes in exchange rates.
We designate foreign currency forward contracts as cash flow hedges of forecasted revenues or forecasted expenses. In addition, we hedge our foreign currency denominated balance sheet exposures using foreign currency forward contracts that are not designated as hedging instruments. None of our derivative instruments contain a credit-risk-related contingent feature.
Cash flow hedges
To help protect against the reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales over the next one to three years, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue and forecasted expenses denominated in foreign currencies with forward contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. We purchase foreign currency forward for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, Malaysian ringgit, British pound, Chinese yuan, and Hungarian forint) and limit the duration of these contracts to 40 months or less.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“OCI”) and reclassified into earnings in the same line item (net sales, operating expenses, or cost of sales) associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings or expenses during the current period and are classified as a component of “net foreign exchange gain (loss)”. Hedge effectiveness of foreign currency forwards designated as cash flow hedges are measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the forecasted transaction’s terminal value.
We held forward contracts with the following notional amounts:

(In thousands)	U.S. Dollar Equivalent
	As of December 31, 2017	As of December 31, 2016
Chinese yuan	$39,197	$27,414
Euro	177,406	123,522
Japanese yen	22,857	44,982
Hungarian forint	41,296	57,077
British pound	9,931	—
Malaysian ringgit	28,287	42,510
Total forward contracts notional amount	$318,974	$295,505
The contracts in the foregoing table had contractual maturities of 24 months or less and 36 months or less at December 31, 2017 and December 31, 2016, respectively.
At December 31, 2017, we expect to reclassify $6.0 million of losses on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $1.4 million of gains on derivative instruments from accumulated OCI to cost of sales when the cost of sales are incurred and $1.4 million of gains on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at December 31, 2017. Actual results may vary as a result of changes in the corresponding exchange rates subsequent to this date.
The gains and losses recognized in earnings due to hedge ineffectiveness were not material for fiscal years 2017, 2016, and 2015 and are included as a component of net income.
Other Derivatives
Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 120 days. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss).” As of December 31, 2017 and December 31, 2016, we held foreign currency forward contracts with a notional amount of $63 million and  $60 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets and the effect of derivative instruments on our Consolidated Statements of Income.
Fair Values of Derivative Instruments:

	Asset Derivatives
	December 31, 2017		December 31, 2016
(In thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$4,707	Prepaid expenses and other current assets	$9,378

Foreign exchange contracts - LT forwards	Other long-term assets	2,339	Other long-term assets	3,866
Total derivatives designated as hedging instruments		$7,046		$13,244

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$187	Prepaid expenses and other current assets	$1,869
Total derivatives not designated as hedging instruments		$187		$1,869

Total derivatives		$7,233		$15,113

	Liability Derivatives
	December 31, 2017		December 31, 2016
(In thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Other current liabilities	$(7,487)	Other current liabilities	$(4,672)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(3,959)	Other long-term liabilities	(3,352)
Total derivatives designated as hedging instruments		$(11,446)		$(8,024)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Other current liabilities	$(1,297)	Other current liabilities	$(175)
Total derivatives not designated as hedging instruments		$(1,297)		$(175)

Total derivatives		$(12,743)		$(8,199)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the years ended December 31, 2017 and 2016, respectively:

December 31, 2017
(In thousands)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards	$(22,788)	Net sales	$(544)	Net foreign exchange gain (loss)	$—

Foreign exchange contracts - forwards	6,968	Cost of sales	(1,165)	Net foreign exchange gain (loss)	—

Foreign exchange contracts - forwards	6,332	Operating expenses	(1,239)	Net foreign exchange gain (loss)	—
Total	$(9,488)		$(2,948)		$—

December 31, 2016
(In thousands)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards	$12,894	Net sales	$1,280	Net foreign exchange gain (loss)	$—

Foreign exchange contracts - forwards	(128)	Cost of sales	(1,924)	Net foreign exchange gain (loss)	—

Foreign exchange contracts - forwards	400	Operating expenses	(1,854)	Net foreign exchange gain (loss)	—
Total	$13,166		$(2,498)		$—

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		December 31, 2017	December 31, 2016
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$(5,891)	$1,911

Total		$(5,891)	$1,911
Gains or losses recognized in OCI on the effective portion of our derivatives are reported net of gains or losses reclassified from accumulated OCI into income.

Note 5 – Inventories
Inventories, net at December 31, 2017 and December 31, 2016 consist of the following:

(In thousands)	December 31, 2017	December 31, 2016

Raw materials	$91,513	$92,906
Work-in-process	8,938	9,125
Finished goods	84,141	91,577
Total	$184,592	$193,608
Note 6 – Property and equipment
Property and equipment at December 31, 2017 and December 31, 2016, consist of the following:

(In thousands)	December 31, 2017	December 31, 2016

Land	$33,016	$32,928
Buildings	217,533	210,188
Furniture and equipment	368,107	353,535
	618,656	596,651
Accumulated depreciation	(368,941)	(336,195)
Total, net	$249,715	$260,456
Depreciation expense for the years ended December 31, 2017, 2016, and 2015, was $40 million,  $40 million and $38 million, respectively.
໿
Note 7 – Intangible assets
Intangible assets at December 31, 2017 and December 31, 2016 are as follows:

(In thousands)	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$116,691	$(30,345)	$86,346	$103,887	$(39,180)	$64,707
Acquired technology	96,198	(87,341)	8,857	94,124	(79,485)	14,639
Patents	33,163	(19,931)	13,232	31,513	(17,573)	13,940
Other	45,565	(30,707)	14,858	42,848	(27,471)	15,377
Total	$291,617	$(168,324)	$123,293	$272,372	$(163,709)	$108,663
Software development costs capitalized in 2017, 2016, and 2015 were $43 million, $33 million, and $33 million, respectively, and related amortization expense was $22 million, $19 million, and $18 million, respectively. Capitalized software development costs for the years ended December 31, 2017, 2016, and 2015 included costs related to stock based compensation of $1.8 million, $1.3 million and $1.3 million, respectively. The related amounts in the table above are net of fully amortized assets.
Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three to six years. Acquired technology and other intangible assets are amortized over their useful lives, which range from two to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally 10 to 17 years. Total intangible assets amortization expenses were $34 million, $35 million, and $36 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Capitalized software development costs, acquired technology, patents and other intangible assets had weighted-average useful lives of 3.0 years, 2.0 years, 3.0 years, and 4.4 years, respectively, as of December 31, 2017. The estimated future amortization expense related to intangible assets as of December 31, 2017 was as follows:

Amount
(In thousands)
2018	$30,349
2019	26,191
2020	16,198
2021	7,808
2022	4,342
Thereafter	38,405
Total	$123,293
Note 8 – Goodwill
A reconciliation of the beginning and ending carrying amounts of goodwill is as follows:

Amount
(In thousands)
Balance as of December 31, 2015	$257,718
Acquisitions	419
Purchase price adjustments	(1,585)
Foreign currency translation impact	(3,355)
Balance as of December 31, 2016	$253,197
Acquisitions	—
Purchase price adjustments	—
Foreign currency translation impact	13,586
Balance as of December 31, 2017	$266,783
The excess purchase price over the fair value of assets acquired is recorded as goodwill. We have one operating segment and one reporting unit. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of November 30, 2017.  No impairment of goodwill was identified during 2017 and 2016. Goodwill is deductible for tax purposes in certain jurisdictions.
See Note 17 – Acquisitions of Notes to Consolidated Financial Statements for additional discussion related to our acquisitions in 2016.
Note 9 – Income taxes
The components of income before income taxes are as follows:

(In thousands)	Years Ended December 31,
	2017	2016	2015
Domestic	$46,308	$43,418	$50,102
Foreign	101,072	71,217	81,177
Total	$147,380	$114,635	$131,279

The provision for income taxes charged to operations is as follows:

(In thousands)	Years Ended December 31,
	2017	2016	2015
Current tax expense:
U.S. federal	$91,043	$13,579	$12,678
State	348	1,251	446
Foreign	9,352	22,631	11,874
Total current	$100,743	$37,461	$24,998
Deferred tax expense (benefit):
U.S. federal	$(4,796)	$2,373	$14,148
State	(151)	323	747
Foreign	(827)	(8,126)	(3,114)
Total deferred	$(5,774)	$(5,430)	$11,781
Change in valuation allowance	—	(130)	(762)
Total provision	$94,969	$31,901	$36,017
Deferred tax liabilities (assets) at December 31, 2017 and 2016 were as follows:

(In thousands)	December 31,
	2017	2016
Capitalized software	$18,361	$22,694
Depreciation and amortization	12,927	15,535
Intangible assets	11,647	15,285
Cumulative translation adjustment on undistributed earnings	385	—
Unrealized exchange gain	1,338	—
Unrealized gain on derivative instruments	—	1,827
Undistributed earnings of foreign subsidiaries	5,330	8,917
Gross deferred tax liabilities	49,988	64,258
Operating loss carryforwards	(81,701)	(65,230)
Vacation and other accruals	(6,242)	(6,744)
Inventory valuation and warranty provisions	(2,279)	(1,862)
Doubtful accounts and sales provisions	(804)	(919)
Unrealized exchange loss	—	(3,408)
Deferred revenue	(7,316)	(9,249)
Accrued expenses	(495)	(533)
Unrealized loss on derivative instruments	(924)	—
10% minority stock investment	—	(916)
Stock-based compensation	(4,540)	(6,043)
Research and development tax credit carryforward	(297)	(396)
Capital loss carryforward	(463)	(395)
Foreign tax credit carryforward	(130)	(203)
Cumulative translation adjustment on undistributed earnings	—	(393)
Other	(1,118)	(636)
Gross deferred tax assets	(106,309)	(96,927)
Valuation allowance	77,504	61,679
Net deferred tax liability	$21,183	$29,010

A reconciliation of income taxes at the U.S. federal statutory income tax rate to our effective tax rate follows:
໿

	Years Ended December 31,
	2017	2016	2015
U.S. federal statutory rate	35%	35%	35%
Foreign taxes greater (less) than federal statutory rate	(12)	(7)	(1)
Research and development tax credits	(3)	(3)	(3)
Enhanced deduction for certain research and development expenses	(3)	(2)	(7)
State income taxes, net of federal tax benefit	—	1	1
Employee share-based compensation	—	1	1
Change in intercompany prepaid tax asset	(2)	1	1
Change in valuation allowance	—	—	(1)
Amortization of intangible assets	1	1	—
Remeasurement of U.S. deferred tax balance	(10)	—	—
Transition tax on deferred foreign income	54	—	—
Foreign tax on undistributed foreign earnings	3	—	—
Other	1	1	1
Effective tax rate	64%	28%	27%
The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act. However, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. We have recognized a provisional amount of $69.9 million, which is included as a component of income tax expense from continuing operations. We will continue to make and refine our calculations as additional analysis is completed. Our estimates may also be affected as we gain a more thorough understanding of the tax law.

Provisional Amounts

Deferred tax assets and liabilities: We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional benefit recorded related to the remeasurement of our deferred tax balance was $15.1 million.

Transition Tax: The one-time transition tax is based on our total post-1986 earnings and profits (“E&P”) that we previously deferred from US income taxes. We recorded a provisional amount for our one-time transition tax liability for our foreign subsidiaries, resulting in an increase in income tax expense of $79.7 million. We have not yet completed our calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from US federal taxation and finalize the amounts held in cash or other specified assets.

As of December 31, 2017, unremitted earnings from our foreign subsidiaries were approximately $867 million and have been included in our computation of the transition tax. We recorded a provisional amount of $5.3 million for foreign withholding and distribution taxes on these earnings as these amounts are not expected to be indefinitely reinvested. We have not provided additional income taxes for any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practicable.

As of December 31, 2017, we had a federal net operating loss carryforward of $0.4 million which expires in the years 2034 to 2035, a federal capital loss carryforward of $2.1 million which expires during the years 2018 to 2021, and federal tax credit carryforwards of $0.4 million which expire during the years 2021 to 2034. Certain of these carryforwards are subject to limitations following a change in ownership.
As of December 31, 2017, 13 of our subsidiaries had available, for income tax purposes, foreign net operating loss carryforwards of an aggregate of approximately $884.0 million, of which $875 million expires during the years 2020 to 2026 and $9 million of which may be carried forward indefinitely. Our tax valuation allowance relates primarily to our ability to realize certain of these foreign net operating loss carryforwards.
Effective January 1, 2010, a new tax law in Hungary provided for an enhanced deduction for the qualified research and development expenses of NI Hungary Software and Hardware Manufacturing Kft. (“NI Hungary”). During the three months ended December 31, 2009, we obtained confirmation of the application of this new tax law for the qualified research and development expenses of NI Hungary. Based on the application of this new tax law to the qualified research and development expense of NI Hungary, we do not expect to have sufficient future taxable income in Hungary to realize the benefits of NI Hungary’s deferred tax assets. Therefore, we had a full valuation allowance against those assets at December 31, 2017.
Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2027. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The tax holiday resulted in income tax benefits of $5.5 million and $3.3 million for the years ended December 31, 2017 and 2016, respective1y. The impact of the tax holiday on a per share basis for the years ended December 31, 2017 and 2016 was a benefit of $0.04 and $0.03 per share, respectively.
We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:
໿

(In thousands)	December 31, 2017	December 31, 2016
Balance at beginning of period	$11,719	$12,496
Additions based on tax positions related to the current year	1,763	2,296
Additions for tax positions of prior years	399	435
Reductions as a result of the closing of open tax periods	(3,723)	(3,508)
Balance at end of period	$10,158	$11,719
All of our unrecognized tax benefits at December 31, 2017 would affect our effective income tax rate if recognized. As of December 31, 2017, it is reasonably possible that we will recognize tax benefits in the amount of $1.5 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority.
We recognize interest and penalties related to income tax matters in income tax expense. During each of the years ended December 31, 2017 and 2016, we recognized interest expense related to uncertain tax positions of approximately $0.4 million.
The tax years 2008 through 2017 remain open to examination by the major taxing jurisdictions to which we are subject.   The Internal Revenue Service ("IRS") concluded an examination of our U.S. income tax returns for 2010 and 2011 in the third quarter of 2014.

Note 10 – Comprehensive income
Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward contracts and securities classified as available-for-sale. The accumulated other comprehensive income, net of tax, for the years ended December 31, 2017 and 2016, consisted of the following:
໿

	December 31, 2017
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income (loss)
Balance as of December 31, 2016	$(37,174)	$(669)	$3,222	$(34,621)
Current-period other comprehensive income (loss)	24,470	(120)	(6,540)	17,810
Reclassified from accumulated OCI into income	—	—	(2,948)	(2,948)
Income tax benefit (expense)	(13)	7	3,256	3,250
Balance as of December 31, 2017	$(12,717)	$(782)	$(3,010)	$(16,509)

	December 31, 2016
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income (loss)
Balance as of December 31, 2015	$(31,871)	$(857)	$(5,362)	$(38,090)
Current-period other comprehensive income (loss)	(5,697)	210	10,668	5,181
Reclassified from accumulated OCI into income	—	—	2,498	2,498
Income tax benefit (expense)	394	(22)	(4,582)	(4,210)
Balance as of December 31, 2016	$(37,174)	$(669)	$3,222	$(34,621)

Note 11 – Authorized shares of common and preferred stock and stock-based compensation plans
Authorized shares of common and preferred stock
Following approval by the Company’s Board of Directors and stockholders, on May 14, 2013, the Company’s certificate of incorporation was amended to increase the authorized shares of common stock by 180,000,000 shares to a total of 360,000,000 shares.  As a result of this amendment, the total number of shares which the Company is authorized to issue is 365,000,000 shares, consisting of (i) 5,000,000 shares of preferred stock, par value $0.01 per share, and (ii) 360,000,000 shares of common stock, par value $0.01 per share.
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
The aggregate intrinsic value of stock options at exercise was $0, $0 and $0.4 million for the years ended December 31, 2017, 2016, and 2015, respectively. There was no unrecognized stock-based compensation expense related to unvested stock options as of December 31, 2017.

Restricted stock plans
Our stockholders approved our 2005 Incentive Plan (the “2005 Plan”) in May 2005. At the time of approval, 4,050,000 shares of our common stock were reserved for issuance under this plan, as well as the number of shares which had been reserved but not issued under the 1994 Plan (our incentive stock option plan which terminated in May 2005), and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan provided for the granting of incentive awards in the form of restricted stock and RSUs to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three,  five or ten-year period, beginning on the date of grant. Vesting of 10 year awards may accelerate based on the Company’s previous year’s earnings and growth but 10 year awards cannot accelerate to vest over a period of less than 5 years. The 2005 Plan terminated on May 11, 2010, except with respect to outstanding awards previously granted thereunder. There were 3,362,304 shares of common stock that were reserved but not issued under the 1994 Plan and the 2005 Plan as of May 11, 2010.
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
Our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”) on May 12, 2015. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 2,518,416 shares of common stock that were reserved but not issued under the 2010 Plan, and any shares that were returned to the 1994, 2005, and the 2010 Plans as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2015 Plan provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three, four, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. There were 3,840,255 shares available for grant under the 2015 Plan at December 31, 2017.
We adopted ASU 2016-09 Improvements to Employee Share-Based Accounting for the year ended December 31, 2017. In accordance with ASU 2016-09, we elected to adjust compensation expense recorded as forfeitures of RSUs occur. During the year ended December 31, 2017, we did not make any other changes in accounting principles or methods of estimates related to the 2010 and 2015 Plans.
Transactions under our 2010 Plan and 2015 Plan are summarized as follows:

	RSUs
	Number of RSUs	Weighted average grant price per share
Outstanding at December 31, 2014	2,845,419	$26.90
Granted	951,265	$31.39
Earned	(709,724)	$28.60
Canceled	(200,219)	$28.39
Outstanding at December 31, 2015	2,886,741	$28.64
Granted	791,932	$28.02
Earned	(676,322)	$27.57
Canceled	(196,150)	$28.73
Outstanding at December 31, 2016	2,806,201	$28.76
Granted	1,205,920	$34.57
Earned	(666,786)	$28.05
Canceled	(192,371)	$29.73
Outstanding at December 31, 2017	3,152,964	$31.07

Total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $70.6 million as of December 31, 2017, related to 3,152,964 shares with a per share weighted average fair value of $31.07. We anticipate this expense to be recognized over a weighted average period of approximately 4.29 years.
Employee stock purchase plan
Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. On May 9, 2017, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan, and at December 31, 2017, we had 2,867,897 shares of common stock reserved for future issuance under this plan. We issued 1,065,154 shares under this plan in the year ended December 31, 2017. The weighted average purchase price of the shares under this plan was $28.11 per share. The grant date fair value of the purchase rights was estimated using the Black-Scholes model with the following assumptions:
໿

	2017	2016	2015
Dividend expense yield	0.650%	0.700%	0.625%
Expected life	3 months	3 months	3 months
Expected volatility	18%	22%	21%
Risk-free interest rate	0.48%	0.15%	0.02%
Weighted average, grant date fair value of purchase rights granted under the employee stock purchase plan are as follows:

	Number of Shares	Weighted average fair value per share
2015	1,108,153	$5.58
2016	1,217,829	$5.37
2017	1,065,154	$6.80
During the year ended December 31, 2017, we did not make any changes in accounting principles or methods of estimates with respect to the employee stock purchase plan.
Authorized Preferred Stock and Preferred Stock Purchase Rights Plan
We have 5,000,000 authorized shares of preferred stock. On January 21, 2004, our Board of Directors designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with its adoption of a Preferred Stock Rights Agreement which expired on May 10, 2014. There were no shares of preferred stock issued and outstanding as of December 31, 2017.
Stock repurchases and retirements
From time to time, our Board of Directors has authorized a program to repurchase shares of our common stock depending on market conditions and other factors. We did not make any purchases under this program during the twelve months ended December 31, 2017. We repurchased a total of 206,780 shares of our common stock at a weighted average price per share of $27.25 during the twelve months ended December 31, 2016. At December 31, 2017, there were 1,134,247 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date.
At December 31, 2017, there were no options outstanding as all remaining options were either exercised or expired during the twelve month period ended December 31, 2015.
Note 12 – Employee retirement plan
We have a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code. Substantially all domestic employees with at least 30 days of continuous service are eligible to participate and may contribute up to 15% of their compensation to such plan. The Board of Directors has elected to make matching contributions equal to 50% of employee contributions, which could be applied to up to 8% of each participant’s compensation during 2017 and up to 6% of each participant's compensation during 2016 and 2015. Employees are eligible for matching contributions after one year of continuous service. Company contributions vest immediately. Our policy prohibits participants from direct investment in shares of our common stock within the plan. Company contributions charged to expense were $9.5 million, $7.1 million and $6.8 million in 2017, 2016, and 2015, respectively.

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
Total net sales by the major geographic areas in which we operate, are as follows:

(In thousands)	Years Ended December 31,
	2017	2016	2015
Net sales:
Americas	$504,626	$482,039	$496,746
EMEIA	408,625	389,843	409,119
APAC	376,135	356,297	319,591
Total	$1,289,386	$1,228,179	$1,225,456
Based on the billing location of the customer, total sales outside the U.S. for years ended December 31, 2017, 2016, and 2015 were $816 million, $773 million, and $762 million, respectively.
Total property and equipment, net, outside the U.S. for the years ended December 31, 2017, 2016, and 2015 were $132 million, $133 million, and $138 million, respectively.
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
The loans bear interest, at our option, at a base rate determined in accordance with the Loan Agreement, plus a spread of 0% to 0.5%, or a LIBOR rate plus a spread of 1.125% to 2.0%, in each case with such spread determined based on a ratio of consolidated indebtedness to EBITDA, determined in accordance with the Loan Agreement. Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date. We are also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.175% to 0.300%, with such rate determined based on the ratio described above. The Loan Agreement contains customary affirmative and negative covenants. The affirmative covenants include, among other things, delivery of financial statements, compliance certificates and notices; payment of taxes and other obligations; maintenance of existence; maintenance of properties and insurance; and compliance with applicable laws and regulations. The negative covenants include, among other things, limitations on indebtedness, liens, mergers, consolidations, acquisitions and sales of assets, investments, changes in the nature of the business, affiliate transactions and certain restricted payments. The Loan Agreement also requires us to maintain a ratio of consolidated indebtedness to EBITDA equal to or less than 3.25 to 1.00, and a ratio of consolidated EBITDA to interest expense greater than or equal to 3.00 to 1.00, in each case determined in accordance with the Loan Agreement. As of December 31, 2017, we were in compliance with all covenants in the Loan Agreement.
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

As of December 31, 2017, we had outstanding $0 million in borrowings under this revolving line of credit. During the years ended December 31, 2017 and 2016, we incurred interest expense related to our outstanding borrowings of $457,000 and $534,000, respectively. As of December 31, 2017 and 2016, our weighted-average annual interest rate on the line of credit was 2.4% and 1.6%, respectively.

Note 15 – Commitments and Contingencies
We have commitments under non-cancelable operating leases primarily for office facilities throughout the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Future minimum lease payments as of December 31, 2017, for each of the next five years are as follows:
໿

Amount
(In thousands)
2018	$20,012
2019	15,696
2020	10,875
2021	7,853
2022	5,298
Thereafter	17,570
Total	$77,304
Rent expense under operating leases was approximately $20 million for each of the years ended December 31, 2017, 2016, and 2015, respectively.
As of December 31, 2017, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $9.1 million over the next twelve months.
As of December 31, 2017, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $2.6 million, which are generally payable over the next twelve months.
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

Note 18 - Restructuring

During 2017, we took steps to reduce our overall employee headcount by approximately 2% as of the end of December 31, 2017, in an effort to minimize job duplication or evaluate where we should shift and centralize activities, improve efficiencies, and rebalance our resources on higher return activities. The timing and scope of any future headcount reductions will vary.
A summary of the charges in the consolidated statement of operations resulting from our restructuring activities is shown below:

(In thousands)	Year Ended
2017
Cost of sales	1,208
Research and development	2,990
Sales and marketing	10,968
General and Administration	1,898
Total restructuring and other related costs	17,064

Total restructuring and other one-time charges incurred through December 31, 2017 related to this initiative were $17.1 million, of which $15.6 million related to employee severance and facility exit costs and $1.5 million related to asset impairment and accelerated depreciation.
A summary of balance sheet activity related to the restructuring activity is shown below:

Restructuring Liability
Balance as of December 31, 2016	—
Income statement expense	17,064
Asset write-downs and accelerated depreciation	(1,479)
Cash payments	(10,177)
Balance as of December 31, 2017	5,408

The restructuring  liability of  $5.4 million at December 31, 2017  relating primarily to severance payments associated with the restructuring activity is recorded in the “accrued compensation” line item of the consolidated balance sheet.

Note 19 – Subsequent events
     On January 24, 2018, our Board of Directors declared a quarterly cash dividend of $0.23 per common share, payable on March 5, 2018, to stockholders of record on February 12, 2018.