Form 10-Q
period 2018-03-31
NATIONAL INSTRUMENTS CORP
filed 2018-05-01
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
  ☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2018 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2018
Common Stock - $0.01 par value	131,204,795

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$250,365	$290,164
Short-term investments	164,159	121,888
Accounts receivable, net	242,291	248,825
Inventories, net	193,273	184,592
Prepaid expenses and other current assets	65,701	48,621
Total current assets	915,789	894,090
Property and equipment, net	248,799	249,715
Goodwill	269,620	266,783
Intangible assets, net	126,242	123,293
Other long-term assets	31,155	32,553
Total assets	$1,591,605	$1,566,434
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$52,856	$49,733
Accrued compensation	34,640	43,309
Deferred revenue - current	127,766	120,638
Other current liabilities	32,478	23,782
Other taxes payable	28,229	31,793
Total current liabilities	275,969	269,255
Deferred income taxes	32,774	33,609
Liability for uncertain income tax positions	10,486	10,158
Income taxes payable - non-current	81,515	81,515
Deferred revenue - long-term	31,021	33,742
Other long-term liabilities	10,134	10,134
Total liabilities	441,899	438,413
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 360,000,000 shares authorized; 131,204,795 shares and 129,202,979 shares issued and outstanding, respectively	1,312	1,310
Additional paid-in capital	846,743	829,979
Retained earnings	315,951	313,241
Accumulated other comprehensive loss	(14,300)	(16,509)
Total stockholders’ equity	1,149,706	1,128,021
Total liabilities and stockholders’ equity	$1,591,605	$1,566,434

The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2018	2017

Net sales:
Product	$280,359	$271,512
Software maintenance	31,538	28,594
Total net sales	311,897	300,106

Cost of sales:
Product	72,317	75,196
Software maintenance	2,206	1,328
Total cost of sales	74,523	76,524

Gross profit	237,374	223,582

Operating expenses:
Sales and marketing	120,117	117,258
Research and development	61,843	58,263
General and administrative	27,277	25,743
Total operating expenses	209,237	201,264

Operating income	28,137	22,318

Other income:
Interest income	1,015	343
Net foreign exchange gain	979	82
Other (loss) gain, net	(519)	431
Income before income taxes	29,612	23,174
Provision for income taxes	5,344	5,026

Net income	$24,268	$18,148

Basic earnings per share	$0.19	0.14

Weighted average shares outstanding - basic	131,127	129,438

Diluted earnings per share	$0.18	$0.14

Weighted average shares outstanding - diluted	132,624	130,108

Dividends declared per share	$0.23	$0.21

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2018	2017

Net income	$24,268	$18,148
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	5,804	3,961
Unrealized loss on securities available-for-sale	(696)	(4)
Unrealized loss on derivative instruments	(3,771)	(2,812)
Other comprehensive gain, before tax	1,337	1,145
Tax benefit related to items of other comprehensive income	(872)	(957)
Other comprehensive gain, net of tax	2,209	2,102
Comprehensive income	$26,477	$20,250

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flow from operating activities:
Net income	$24,268	$18,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,436	18,669
Stock-based compensation	8,204	6,402
Tax expense from deferred income taxes	(2,046)	(2,984)
Changes in operating assets and liabilities	(7,879)	6,441
Net cash provided by operating activities	39,983	46,676

Cash flow from investing activities:
Capital expenditures	(8,115)	(10,811)
Capitalization of internally developed software	(7,668)	(11,624)
Additions to other intangibles	(2,855)	(525)
Purchases of short-term investments	(52,355)	(25,253)
Sales and maturities of short-term investments	10,211	11,931
Net cash used in investing activities	(60,782)	(36,282)

Cash flow from financing activities:
Proceeds from issuance of common stock	8,600	7,817
Dividends paid	(30,177)	(27,201)
Net cash used in financing activities	(21,577)	(19,384)

Effect of exchange rate changes on cash	2,577	2,715

Net change in cash and cash equivalents	(39,799)	(6,275)
Cash and cash equivalents at beginning of period	290,164	285,283
Cash and cash equivalents at end of period	$250,365	$279,008

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at March 31, 2018 and December 31, 2017, the results of our operations and comprehensive income for the three months ended March 31, 2018 and 2017, and the cash flows for the three months ended March 31, 2018 and 2017. Our operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2018 and 2017, are as follows:

	Three Months Ended March 31,
	(In thousands)
	(Unaudited)
	2018	2017
Weighted average shares outstanding-basic	131,127	129,438
Plus: Common share equivalents
RSUs	1,497	670
Weighted average shares outstanding-diluted	132,624	130,108

Stock awards to acquire 0 shares and 21,500 shares for the three months ended March 31, 2018 and 2017, respectively, were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.

Summary of Significant Accounting Policies

We adopted ASU 2014-09, Revenue from Contracts with Customers and all the related amendments ("new revenue standard") as of January 1, 2018. The impact of this new guidance on our accounting policies and operating results is also described below. There have been no other significant changes in our accounting policies during the three months ended March 31, 2018 compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Accounts Receivable, net

Accounts receivable are recorded net of allowances for doubtful accounts. Our allowance for doubtful accounts is based on historical experience. We analyze historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. Unbilled receivables represent amounts for which revenue has been recognized but which have not yet been invoiced to the customer. The current portion of unbilled receivables is included in accounts receivable, net on the consolidated balance sheet and is not material.

Sales Tax

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected from our customers, are excluded from revenue.

Shipping and Handling Costs

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are in included in cost of sales.

Recently Adopted Accounting Pronouncements

Revenue from Contracts with Customers

On January 1, 2018 we adopted the new revenue standard using the modified retrospective transition method. Under this method, we evaluated all contracts that were in effect at the beginning of 2018 as if those contracts had been accounted for under the new revenue standard. We did not evaluate individual modifications for those periods prior to the adoption date, but the aggregate effect of all modifications as of the adoption date and such effects are provided below. Under the modified retrospective transition approach, periods prior to the adoption date were not adjusted and continue to be reported in accordance with historical GAAP. A cumulative catch-up adjustment was recorded to beginning retained earnings to reflect the impact of all existing arrangements under the new revenue standard.

We do not expect the impact of the adoption of the new standard to be material to our annual net income on an ongoing basis. A majority of our sales revenue continues to be recognized when products are shipped from our manufacturing facilities. Historically, we have had to defer revenue for certain types of licenses arrangements and recognize revenue ratably over the license term. Under the new revenue standard, we are no longer required to establish vendor-specific objective evidence ("VSOE") to recognize software license revenue separately from the other elements, and we are able to recognize all software license revenue once the customer obtains control of the license, which will generally occur at the start of each license term.

The cumulative effects of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of  ASU 2014-09, Revenue - Revenue from Contracts with Customers were as follows (in thousands):

	Balance at December 31, 2017	Adjustments Due to ASU 2014-09	Balance at January 1, 2018
Balance Sheet
Assets
Accounts receivable, net	$248,825	2,399	$251,224
Other long-term assets	32,553	(106)	32,447

Liabilities and Stockholders' Equity
Deferred revenue - current	120,638	(9,067)	111,571
Deferred revenue - long-term	33,742	(997)	32,745
Other current liabilities	23,782	2,100	25,882
Deferred income taxes	33,609	1,638	35,247
Retained earnings	$313,241	8,619	$321,860

Select adjusted unaudited financial statement information, which reflect the adoption of the new revenue standard is below (in thousands). Our historical net cash flows are not impacted by this accounting change.

	For the three month period ended March 31, 2018
	As Reported	Without Adoption of ASU 2014-09	Effect of Change Increase/(Decrease)
Income Statement
Net Sales
Products	$280,359	273,947	$6,412
Software Maintenance	31,538	31,538	—
Total net sales	311,897	305,485	6,412

Operating Expenses	209,237	209,260	(23)

Operating Income	28,137	21,702	6,435

Provision for income taxes	5,344	4,186	1,158

Net income	$24,268	18,991	$5,277

Basic earnings per share	$0.19	0.15	$0.04
Diluted earnings per share	$0.18	0.14	$0.04

	March 31, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Increase/(Decrease)
Balance Sheet
Assets
Accounts receivable, net	242,291	239,949	2,342
Other long-term assets	31,155	31,238	(83)

Liabilities and Stockholders' Equity
Deferred revenue - current	127,766	142,429	(14,663)
Deferred revenue - non-current	31,021	32,834	(1,813)
Other current liabilities	32,478	29,220	3,258
Deferred income taxes	32,774	31,136	1,638
Retained earnings	315,951	329,790	13,839

Other Accounting Pronouncements

We also adopted the following accounting pronouncements as of January 1, 2018 which did not have a material impact on our financial statements:

•	ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business

•	ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash

•	ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments

•	ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Liabilities

Recently Issued Accounting Pronouncements

In January 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which gives entities the option to reclassify to retained earnings tax effects resulting from the Tax Cuts and Jobs Act (the "Act") related to items that the FASB refers to as having been stranded in accumulated other comprehensive income ("AOCI"). The new guidance may be applied retrospectively to each period in which the effect of the Act is recognized or in the period of adoption. We must adopt this guidance for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance, including the period the Act was enacted. The guidance, when adopted, will require new disclosures regarding a company’s accounting policy for releasing the tax effects in AOCI and permit the company the option to reclassify to retained earnings the tax effects resulting from the Act that are stranded in AOCI. We are currently evaluating how to apply the new guidance and have not determined whether we will elect to reclassify stranded amounts. The adoption of ASU 2018-02 is not expected to have a material effect on our consolidated financial statements.

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

Note 2 - Revenue

Revenue Recognition

Revenue is recognized upon transfer of control of the promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of our products or services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

Nature of Goods and Services

We derive revenues from two primary sources: products and software maintenance.

Product revenues are primarily generated from the sale of off-the-shelf modular test and measurement hardware components and related drivers, and application software licenses. Sales of most hardware components may also include optional extended hardware warranties, which typically provide additional service-type coverage for three years from the purchase date. Our software licenses typically provide for a perpetual right to use our software. We also offer some term-based software licenses that expire, which are referred to as subscription arrangements. We do not customize software for customers and installation services are not required. The software is delivered before related services are provided and is functional without professional services, updates and technical support. We sell our customer support contracts as a percentage of net software purchases the support is related to. Revenues from offerings related to our hardware and software products such as extended hardware warranties, training, consulting and installation services are not significant and also presented within product revenues, as further discussed below.

Software maintenance revenues consists of post contract customer support that provides the customer with unspecified upgrades and technical support.

For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices of software licenses are estimated based on our established pricing practices and maximize the use of observable inputs. Standalone selling prices of hardware products are typically estimated based on observable transactions when these services are sold on a standalone basis. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities. Our typical performance obligations include the following:

Performance Obligation	When performance obligation is typically satisfied	When payment is typically due	How Standalone Selling Price is Typically Estimated
Product revenue
Modular hardware	When customer obtains control of the product (point in time)	Within 30-90 days of shipment	Observable in transactions without multiple performance obligations
Software licenses	When license is delivered to customer or made available for download, and the applicable license period has begun (point-in-time)	Within 30-90 days of the beginning of license period	Established pricing practices for software licenses bundled with maintenance, which are separately observable in renewal transactions
Extended hardware warranty	Ratably over the course of the support contract (over time)	At the beginning of the contract period	Observable in renewal transactions
Other related support offerings	As work is performed (over time) or course is delivered (point in time)	Within 30-90 days of delivery	Observable in transactions without multiple performance obligations
Software maintenance revenue
Software maintenance	Ratably over the course of the support contract (over time)	At the beginning of the contract period	Observable in renewal transactions

Significant Judgments

Judgment is required to determine the standalone selling price ("SSP") for each distinct performance obligation. We use a single amount to estimate SSP for items that are not sold separately, including perpetual and term licenses sold with software maintenance. We use a range of amounts to estimate SSP when we sell each of the products and services separately and need to determine whether there is a discount that needs to be allocated based on the relative SSP of the various products and services.

Due to the various benefits from and the nature of our enterprise agreement program, judgment is required to assess the pattern of delivery, including the exercise pattern of certain benefits across our portfolio of customers. Additionally, whether a renewal option represents a distinct performance obligation could significantly impact the timing of revenue recognized.

Our products are generally sold with a right of return which are accounted for as variable consideration when estimating the amount of revenue to recognize. Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. During the first quarter of 2018, we reclassified our allowance for sales returns to other current liabilities from accounts receivable,net due to the adoption of the new revenue standard.

Disaggregation of Revenues

We disaggregate revenue from contracts with customers based on the timing of transfer of goods or services to customers (point-in-time or over time) and geographic region based on the billing location of the customer. The geographic regions that are tracked are the Americas (United States, Canada, and Latin America), EMEIA (Europe, Middle East, India, and Africa) and APAC (Australia, New Zealand, Southeast Asia, and China). We operate as one operating segment.

Total net sales based on the disaggregation criteria described above are as follows:

		Three Months Ended March 31,
(In thousands)		(Unaudited)
	2018			2017 (1)

Net sales:	Point-in-Time	Over Time	Total	Point-in-Time	Over Time	Total
Americas	$96,542	23,180	$119,722	$93,679	24,762	$118,441
EMEIA	86,907	18,505	105,412	76,669	18,069	94,738
APAC	78,685	8,078	86,763	79,617	7,310	86,927
Total net sales(2)	$262,134	49,763	$311,897	$249,965	50,141	$300,106
Note(1): As discussed in Note 1, prior periods have not been adjusted for adoption of ASU 2014-09
Note(2): Net sales contains hedging gain and losses, which do not represent revenues recognized from customers.
See Note - 5 Derivatives for more information on the impact of our hedging activities on our results of operations

Information about Contract Balances

Amounts collected in advance of services being provided are accounted for as deferred revenue. Nearly all of our deferred revenue balance is related to extended hardware and software maintenance contracts. Payment terms and conditions vary by contract type, although payment is typically due within 30 to 90 days of contract inception. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers, such as invoicing at the beginning of a subscription term with a portion of the revenue recognized ratably over the contract period, or to provide customers with financing, such as multi-year on-premises licenses that are invoiced annually with revenue recognized upfront.

Changes in deferred revenue, current and non-current, during the three months ended March 31, 2018 were as follows:

Amount
(In thousands)
Deferred Revenue at December 31, 2017	$154,380
Impact of adopting new revenue standard	(10,064)
Deferred Revenue at January 1, 2018	$144,316
Deferral of revenue billed in current period, net of recognition	54,868
Recognition of revenue deferred in prior periods	(42,670)
Foreign currency translation impact	2,273
Balance as of March 31, 2018 (unaudited)	$158,787

For the three months ended March 31, 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables which are anticipated to be invoiced in the next twelve months are included in "accounts receivable, net" on the consolidated balance sheet. Based on the nature of our contracts with customers, we do not typically recognize unbilled receivables related to revenues recognized in excess of amounts billed. For the three months ended March 31, 2018 amounts recognized related to unbilled receivables were not material.

Unsatisfied Performance Obligations

Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and contracts where revenue is recognized as invoiced was approximately $54.5 million as of March 31, 2018. Since we typically invoice customers at contract inception, this amount is included in our current and non-current deferred revenue balances. As of March 31, 2018, we expect to recognize approximately 39% of the revenue related to these unsatisfied performance obligations during the remainder of 2018, 35% during 2019, and 26% thereafter.

Assets Recognized from the Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. Capitalized incremental costs related to initial contracts and renewals are amortized over the same period because the commissions paid on both the initial contract and renewals are commensurate with one another. Total capitalized costs to obtain a contract were immaterial during the periods presented and are included in other long-term assets on our consolidated balance sheets.

Practical Expedients

As discussed elsewhere within "Note 1 - Basis of presentation" and "Note 2 - Revenue", we have elected the following practical expedients in accordance with ASC606:

•
We expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. These costs include our internal sales force compensation program and certain partner sales incentive programs as we have determined annual compensation is commensurate with annual sales activities.

•	We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

•
We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

•	We do not consider the time value of money for contracts with original durations of one year or less.

Note 3 – Short-term investments

The following tables summarize unrealized gains and losses related to our short-term investments designated as available-for-sale debt securities:

	As of March 31, 2018
(In thousands)	(Unaudited)
		Gross	Gross
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds	$128,454	$168	$(1,066)	$127,556
U.S. treasuries and agencies	35,314	—	(11)	35,303
Time deposits	1,300	—	—	1,300
Short-term investments	$165,068	$168	$(1,077)	$164,159

(In thousands)	As of December 31, 2017
		Gross	Gross
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds	$120,341	$182	$(395)	$120,128
Time deposits	1,760	—	—	1,760
Short-term investments	$122,101	$182	$(395)	$121,888

The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale debt securities:

	As of March 31, 2018
(In thousands)	(Unaudited)
	Adjusted Cost	Fair Value
Due in less than 1 year	$62,758	$62,584
Due in 1 to 5 years	102,310	101,575
Total available-for-sale debt securities	$165,068	$164,159

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$26,144	$25,981
U.S. treasuries and agencies	35,314	35,303
Time deposits	1,300	1,300
Total available-for-sale debt securities	$62,758	$62,584

Due in 1 to 5 years	Adjusted Cost	Fair Value
Corporate bonds	$102,310	$101,575
Total available-for-sale debt securities	$102,310	$101,575

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$73,569	$73,569	$—	$—
Short-term investments available for sale:
Corporate bonds	127,556	—	127,556	—
U.S. treasuries and agencies	35,303	—	35,303	—
Time deposits	1,300	1,300	—	—
Derivatives	7,373	—	7,373
Total Assets	$245,101	$74,869	$170,232	$—

Liabilities
Derivatives	$(15,927)	$—	$(15,927)	$—
Total Liabilities	$(15,927)	$—	$(15,927)	$—

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$61,423	$61,423	$—	$—
U.S. treasuries and agencies	39,461	—	39,461	—
Short-term investments available for sale:
Corporate bonds	120,128	—	120,128	—
Time deposits	1,760	1,760	—	—
Derivatives	7,232	—	7,232	—
Total Assets	$230,004	$63,183	$166,821	$—

Liabilities
Derivatives	$(12,743)	$—	$(12,743)	$—
Total Liabilities	$(12,743)	$—	$(12,743)	$—

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

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of similar instruments. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the three months ended March 31, 2018. There were no transfers in or out of Level 1 or Level 2 during the three months ended March 31, 2018.

As of March 31, 2018, our short-term investments did not include sovereign debt from any country other than the United States.

We did not have any items that were measured at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017. The carrying value of net accounts receivable, accounts payable, and long-term debt contained in the consolidated balance sheets approximates fair value.

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

We have operations in over 50 countries. Sales outside of the Americas accounted for approximately 62% and 61% of our net sales during the three months ended March 31, 2018 and 2017, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

We designate foreign currency forward contracts as cash flow hedges of forecasted net sales or forecasted expenses. In addition, we hedge our foreign currency denominated balance sheet exposures using foreign currency forward contracts that are not designated as hedging instruments. None of our derivative instruments contain a credit-risk-related contingent feature.

 Cash flow hedges

To help protect against the reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales over the next one to three years, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted net sales and forecasted expenses denominated in foreign currencies with forward contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. We purchase foreign currency forward contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, Hungarian forint, British pound, Malaysian ringgit, Chinese yuan, and Korean won) and limit the duration of these contracts to 36 months or less.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“OCI”) and reclassified into earnings in the same line item (net sales, operating expenses, or cost of sales) associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings or expenses during the current period and are classified as a component of “net foreign exchange gain (loss).” Hedge effectiveness of foreign currency forwards designated as cash flow hedges are measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the forecasted transaction’s terminal value.

We held forward contracts designated as cash flow hedges with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of March 31, 2018	As of December 31,
	(Unaudited)	2017
Chinese yuan	50,753	$39,197
Euro	188,001	177,406
Japanese yen	20,145	22,857
Hungarian forint	36,067	41,296
British pound	8,498	9,931
Malaysian ringgit	24,616	28,287
Korean won	15,853	—
Total forward contracts notional amount	$343,933	$318,974

The contracts in the foregoing table had contractual maturities of 21 months or less and 24 months or less at March 31, 2018 and December 31, 2017, respectively.

At March 31, 2018, we expect to reclassify $(9.9) million of losses on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $1.9 million of gains on derivative instruments from accumulated OCI to cost of sales during the next twelve months when the cost of sales are incurred and $1.9 million of gains on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at March 31, 2018. Actual results may vary materially as a result of changes in the corresponding exchange rates subsequent to this date.

The gains and losses recognized in earnings due to hedge ineffectiveness were not material for each of the three months ended March 31, 2018 and 2017 and are included as a component of net income under the line item “net foreign exchange gain (loss).”

Other Derivatives
Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 90 days or less. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss).” As of March 31, 2018 and December 31, 2017, we held foreign currency forward contracts that were not designated as hedging instruments with a notional amount of $52 million and $60 million, respectively.
The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, respectively.

	Asset Derivatives
	March 31, 2018		December 31, 2017
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$4,461	Prepaid expenses and other current assets	$4,707

Foreign exchange contracts - LT forwards	Other long-term assets	2,591	Other long-term assets	2,339
Total derivatives designated as hedging instruments		$7,052		$7,046

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$320	Prepaid expenses and other current assets	$187
Total derivatives not designated as hedging instruments		$320		$187

Total derivatives		$7,372		$7,233

	Liability Derivatives
	March 31, 2018		December 31, 2017
(In thousands)	(Unaudited)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Other current liabilities	$(10,533)	Other current liabilities	$(7,487)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(4,766)	Other long-term liabilities	(3,959)
Total derivatives designated as hedging instruments		$(15,299)		$(11,446)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Other current liabilities	$(628)	Other current liabilities	$(1,297)
Total derivatives not designated as hedging instruments		$(628)		$(1,297)

Total derivatives		$(15,927)		$(12,743)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for three month periods ended March 31, 2018 and 2017, respectively:

March 31, 2018
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards	$(5,073)	Net sales	$(2,620)	Net foreign exchange gain/(loss)	$—

Foreign exchange contracts - forwards	726	Cost of sales	341	Net foreign exchange gain/(loss)	—

Foreign exchange contracts - forwards	576	Operating expenses	456	Net foreign exchange gain/(loss)	—
Total	$(3,771)		$(1,823)		$—

March 31, 2017
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards	$(5,309)	Net sales	$2,080	Net foreign exchange gain/(loss)	$—

Foreign exchange contracts - forwards	1,309	Cost of sales	(550)	Net foreign exchange gain/(loss)	—

Foreign exchange contracts - forwards	1,188	Operating expenses	(563)	Net foreign exchange gain/(loss)	—
Total	$(2,812)		$967		$—

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		March 31, 2018	March 31, 2017
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$(1,761)	(2,546)

Total		$(1,761)	$(2,546)

໿

Note 6 – Inventories, net

Inventories, net consist of the following:

	March 31, 2018	December 31,
(In thousands)	(Unaudited)	2017

Raw materials	$98,502	$91,513
Work-in-process	9,413	8,938
Finished goods	85,358	84,141
	$193,273	$184,592
໿

Note 7 – Intangible assets, net

Intangible assets at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018
(In thousands)	(Unaudited)			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$123,588	$(35,443)	$88,145	$116,691	$(30,345)	$86,346
Acquired technology	96,592	(88,501)	8,091	96,198	(87,341)	8,857
Patents	33,583	(20,445)	13,138	33,163	(19,931)	13,232
Other	48,721	(31,853)	16,868	45,565	(30,707)	14,858
	$302,484	$(176,242)	$126,242	$291,617	$(168,324)	$123,293

Software development costs capitalized for the three month periods ended March 31, 2018 and 2017 were $8.0 million and $12.0 million, respectively, and related amortization expense was $6.2 million and $5.3 million, respectively. Capitalized software development costs for the three month periods ended March 31, 2018 and 2017 included costs related to stock based compensation of $0.3 million and $0.4 million, respectively.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three to six years. Acquired technology and other intangible assets are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally 10 to 17 years. Total intangible assets amortization expenses were $8.4 million and $8.4 million for the three month periods ended March 31, 2018 and 2017, respectively.

Note 8 – Goodwill

The carrying amount of goodwill as of March 31, 2018, was as follows:

Amount
(In thousands)
Balance as of December 31, 2017	$266,783
Foreign currency translation impact	2,837
Balance as of March 31, 2018 (unaudited)	$269,620

The excess purchase price over the fair value of assets acquired is recorded as goodwill. As we have one operating segment comprised of components with similar economic characteristics, we allocate goodwill to one reporting unit for goodwill impairment testing. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test is performed in the fourth quarter of each year. Effective for the annual goodwill impairment test for 2018 and for future testing, we will perform the required annual test as of November 30 of each year rather than on February 28. We reperformed our annual goodwill impairment testing as of November 30, 2017 and determined that it was more likely than not that the estimated fair value of the reporting unit exceeded the carrying amount and that no impairment existed as of the assessment date. We do not believe that the change in the date of the annual goodwill impairment test is a material change in the method of applying an accounting principle nor do we expect that it will result in any delay, acceleration or impact to the results of the impairment testing. We believe this date is preferable because it aligns with the timing of our annual planning process which largely occurs during the fourth quarter. Retrospective application to prior periods is impracticable as we are unable to objectively determine, without the use of hindsight, the assumptions that would be used in those earlier periods.

 No impairment of goodwill was identified during the three months ended March 31, 2018 or the twelve months ended December 31, 2017.

Note 9 – Income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. We had a valuation allowance of $78 million at March 31, 2018 and December 31, 2017, and $62 million at December 31, 2016. A majority of the valuation allowance is related to the deferred tax assets of National Instruments Hungary Kft. (“NI Hungary”).

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $10.5 million and $10.2 million of unrecognized tax benefits at March 31, 2018 and December 31, 2017, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross increase in unrecognized tax benefits of $0.2 million for the three month period ended March 31, 2018, as a result of the tax positions taken during these periods. As of March 31, 2018, it is reasonably possible that we will recognize tax benefits in the amount of $1.8 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority.  Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2018, we had approximately $1 million accrued for interest related to uncertain tax positions. The tax years 2009 through 2018 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 18% and 22% for the three month periods ended March 31, 2018 and 2017, respectively. For the three month period ended March 31, 2018, our effective tax rate was lower than the U.S. federal statutory rate of 21% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, the deduction for foreign-derived deduction eligible income, and the research and development tax credit, offset by the U.S. tax on global intangible low-taxed income..

Our earnings in Hungary are subject to a statutory tax rate of 9%. In addition, our research and development activities in Hungary benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. The tax position of our Hungarian operations resulted in income tax benefits of $1.7 million and $2.9 million for the three month periods ended March 31, 2018 and 2017, respectively.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2027. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early.  The income tax benefits of the tax holiday for the three months ended March 31, 2018 and March 31, 2017 was approximately $0.6 million and $0.6 million, respectively.  The impact of the tax holiday on a per share basis for each of the three months ended March 31, 2018 and March 31, 2017 was a benefit of $0.01 per share.

No other taxing jurisdictions had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the IRS with regard to any foreign jurisdictions.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduced the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings.

We are applying the guidance in SAB 118 when accounting for the enactment-date effects of the Act. As of March 31, 2018, we had not completed our accounting for the tax effects of enactment of the Act. However, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. We have recognized a provisional amount of $69.9 million, which is included as a component of income tax expense from continuing operations. We will continue to make and refine our calculations as additional analysis is completed. Our estimates may also be affected as we gain a more thorough understanding of the tax law. During the three month period ended March 31, 2018, we did not recognize any adjustments to the provisional amounts recorded at December 31, 2017.

The Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At March 31, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current-year operations only in our estimated annual effective tax rate and have not provided additional GILTI on deferred items.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward contracts and securities classified as available-for-sale. The accumulated OCI, net of tax, for the three months ended March 31, 2018 and 2017, consisted of the following:

	March 31, 2018
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2017	$(12,717)	$(782)	(3,010)	$(16,509)
Current-period other comprehensive income (loss)	5,804	(696)	(5,594)	(486)
Reclassified from accumulated OCI into income	—	—	1,823	1,823
Income tax benefit	—	(65)	(807)	(872)
Balance as of March 31, 2018	$(6,913)	$(1,413)	$(5,974)	$(14,300)

	March 31, 2017
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2016	$(37,174)	$(669)	3,222	$(34,621)
Current-period other comprehensive income (loss)	3,961	(4)	(1,845)	2,112
Reclassified from accumulated OCI into income	—	—	(967)	(967)
Income tax (benefit) expense	65	(20)	(1,002)	(957)
Balance as of March 31, 2017	$(33,278)	$(653)	$1,412	$(32,519)
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

Our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”) on May 12, 2015. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 2,518,416 shares of common stock that were reserved but not issued under the 2010 Plan as of May 12, 2015, and any shares that were returned to the 1994, 2005, and the 2010 Plans as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2015 Plan, administered by the Compensation Committee of the Board of Directors, provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three, four, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. There were 3,838,195 shares available for grant under the 2015 Plan at March 31, 2018.

During the three month period ended March 31, 2018, we did not make any changes in accounting principles or methods of estimates related to the 2005, 2010 and 2015 Plans.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. On May 9, 2017, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan. At March 31, 2018, we had 2,643,059 shares of common stock reserved for future issuance under this plan. We issued 224,838 shares under this plan in the three months ended March 31, 2018 and the weighted average purchase price of the employees’ purchase rights was $38.25 per share. During the three months ended March 31, 2018, we did not make any changes in accounting principles or methods of estimates with respect to such plan.

Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

We have 5,000,000 authorized shares of preferred stock. On January 21, 2004, our Board of Directors designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with the adoption of a Preferred Stock Rights Agreement which expired on May 10, 2014. There were no shares of preferred stock issued and outstanding at March 31, 2018.

Stock repurchases and retirements

From time to time, our Board of Directors has authorized various programs for our repurchase of shares of our common stock depending on market conditions and other factors. Under the current program, we did not make any share repurchases during the three months ended March 31, 2018 or the three months ended March 31, 2017. At March 31, 2018, there were 1,134,247 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date.

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

We sell our products in three geographic regions which consist of Americas; Europe, Middle East, India, and Africa (EMEIA); and Asia-Pacific (APAC). Our sales to these regions share similar economic characteristics, similar product mix, similar customers, and similar distribution methods. Revenue from the sale of our products, which are similar in nature, and software maintenance is reflected as total net sales in our Consolidated Statements of Income. (See “Note 2 –Revenue” of Notes to consolidated financial statements for total net sales by the major geographic areas in which we operate).

Based on the billing location of the customer, total sales outside the U.S. for the three months ended March 31, 2018 and 2017 were $200 million and $189 million, respectively. Total property and equipment, net, outside the U.S. was $132 million as of March 31, 2018 and December 31, 2017.

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

The loans bear interest, at our option, at a base rate determined in accordance with the Loan Agreement, plus a spread of 0.0% to 0.50%, or a LIBOR rate plus a spread of 1.13% to 2.00%, in each case with such spread determined based on a ratio of consolidated indebtedness to EBITDA, determined in accordance with the Loan Agreement. Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date. We are also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.18% to 0.30%, with such rate determined based on the ratio described above. The Loan Agreement contains customary affirmative and negative covenants. The affirmative covenants include, among other things, delivery of financial statements, compliance certificates and notices; payment of taxes and other obligations; maintenance of existence; maintenance of properties and insurance; and compliance with applicable laws and regulations. The negative covenants include, among other things, limitations on indebtedness, liens, mergers, consolidations, acquisitions and sales of assets, investments, changes in the nature of the business, affiliate transactions and certain restricted payments. The Loan Agreement also requires us to maintain a ratio of consolidated indebtedness to EBITDA equal to or less than 3.25 to 1.00, and a ratio of consolidated EBITDA to interest expense greater than or equal to 3.00 to 1.00, in each case determined in accordance with the Loan Agreement. As of March 31, 2018, we were in compliance with all covenants in the Loan Agreement.

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

As of March 31, 2018, we had no outstanding borrowings under this line of credit. During the three month periods ended March 31, 2018 and March 31, 2017, we incurred interest expense related to our outstanding borrowings of $0 and $178,000, respectively. As of March 31, 2018 and March 31, 2017, the weighted-average interest rate on the revolving line of credit was 3% and 1.6%, respectively. These charges are included in “Other income (loss), net” in our Consolidated Statements of Income.

Note 14 – Commitments and contingencies

We offer a one-year limited warranty on most hardware products which is included in the terms of sale of such products. We also offer optional extended warranties on our hardware products for which the related revenue is recognized ratably over the warranty period. Provision is made for estimated future warranty costs at the time of the sale for the estimated costs that may be incurred under the standard warranty. Our estimate is based on historical experience and product sales during the period.  The warranty reserve for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2018	2017
Balance at the beginning of the period	$2,846	$2,686
Accruals for warranties issued during the period	729	595
Accruals related to pre-existing warranties	230	49
Settlements made (in cash or in kind) during the period	(784)	(536)
Balance at the end of the period	$3,021	$2,794

As of March 31, 2018, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7.4 million over the next twelve months.  As of March 31, 2018, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $2.2 million, which are generally payable over the next twelve months.

Note 15 – Restructuring

Since the first quarter of 2017, we have been taking steps to reduce our overall employee headcount in an effort to minimize job duplication or evaluate where we should shift and centralize activities, improve efficiencies, and rebalance our resources on higher return activities. The timing and scope of our headcount reductions will vary.

A summary of the charges in the consolidated statement of operations resulting from our restructuring activities is shown below:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2018	2017
Cost of sales	$28	333
Research and development	146	254
Sales and marketing	1,645	2,355
General and Administration	612	175
Total restructuring and other related costs	$2,431	3,117

A summary of balance sheet activity related to the restructuring activity is shown below:

Restructuring Liability
(in thousands)
Balance as of December 31, 2017	$5,408
Income statement expense	2,431
Cash payments	(3,940)
Balance as of March 31, 2018	$3,899

The restructuring  liability of  $3.9 million  at  March 31, 2018  relating  to  this restructuring activity  is  recorded  in the “accrued compensation” line item of the consolidated balance sheet.

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

Note 17 – Subsequent events

On April 25, 2018, our Board of Directors declared a quarterly cash dividend of $0.23 per common share, payable on June 4, 2018, to stockholders of record on May 14, 2018.

On April 27, 2018, we entered into a Second Amendment to Loan Agreement (the “Second Amendment”) which amends the Loan Agreement, as amended by the Amendment to, among other things, (i) reduce the revolving line of credit from $125.0 million to $5.0 million, (ii) reduce the letter of credit sublimit under the line of credit from $10.0 million to $5.0 million, and (iii) require the Company and its subsidiaries to comply with certain of the affirmative and negative covenants under the Loan Agreement only if loans are outstanding under the Loan Agreement or if the Company has not reimbursed any drawing under a letter of credit issued under the Loan Agreement within five business days following the request of the Lender.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein regarding our future financial performance, operations or other matters (including, without limitation, statements to the effect that we “believe,” "expect," "plan," "may," "will,” “intend to,” "project," “anticipate,” "continue," or "estimate" or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” beginning on page 41, and in the discussion below. Readers are also encouraged to refer to the documents regularly filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2017, for further discussion of our business and the risks attendant thereto.

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

Leveraging a worldwide sales, distribution and manufacturing network

We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators, and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 62% and 61% of our net sales during the three month periods ended March 31, 2018 and 2017, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total net sales will continue to be derived from international sales. (See “Note 12 – Segment and geographic information” of Notes to consolidated financial statements for details concerning the geographic breakdown of our net sales).

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

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. In assessing our business, we consider the trends in the Global Purchasing Managers’ Index (“PMI”), global industrial production as well as industry reports on the specific vertical industries that we target. Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the Global PMI. In the three month period ended March 31, 2018, the average of the Global PMI was 54.0 and the average of the new order element of the Global PMI was 54.8. Although these readings are indicative of expansion in the industrial sector we are unable to predict whether the industrial economy, as measured by the PMI, will remain above the neutral reading of 50, strengthen or contract during the remainder of 2018.

Since the first quarter of 2017 we have been taking steps to reduce our overall employee headcount in an effort to shift and centralize activities, improve efficiencies, and rebalance our resources on higher return activities. We expect to incur an additional $2 million to $3 million in severance and other restructuring-related charges, net of tax, by the end of 2018, most of which we expect to incur in the second quarter of 2018.

We are optimistic about our long-term position in the industry through the sustained differentiation we deliver to our customers through our platform-based approach. In the first quarter of 2018, we saw a 2% year over year increase from orders under $20,000, a 10% year over year increase from orders between $20,000 and $100,000, and a 4% year over year increase from orders over $100,000. We continue to see growth in our orders above $20,000 which we believe reflects our focus on developing highly differentiated products, particularly for complex test and measurement systems.

During early 2018, we are continuing to see appreciation of the value of the local currency against the U.S. dollar in many of the currency markets where we do business, particularly the Euro and Chinese yuan. In addition, the broad based strength of the overall industrial economy and the PMI are encouraging. See “Results of Operations” below for additional discussion on the impact of foreign exchange rates on our business for the three month period ended March 31, 2018. See “Our Revenues are Subject to Seasonal Variations” under “Risk Factors” for additional discussion of potential fluctuations in our net sales.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended March 31,
	(Unaudited)
	2018	2017
Net sales:
Americas	38.4%	39.5%
EMEIA	33.8	31.6
APAC	27.8	28.9
Total net sales	100.0	100.0
Cost of sales	23.9	25.5
Gross profit	76.1	74.5
Operating expenses:
Sales and marketing	38.5	39.1
Research and development	19.8	19.4
General and administrative	8.7	8.6
Total operating expenses	67.1	67.1
Operating income	9.0	7.4
Other income (expense):
Interest income	0.3	0.1
Net foreign exchange loss	0.3	0.1
Other income, net	(0.2)	0.1
Income before income taxes	9.4	7.7
Provision for income taxes	1.7	1.7
Net income	7.8%	6.0%

  Figures may not sum due to rounding.

Results of Operations for the three month periods ended March 31, 2018 and 2017

Net Sales.  The following table sets forth our net sales for the three month periods ending March 31, 2018 and 2017 along with the changes between the corresponding periods.

	Three Months Ended March 31,
	(Unaudited)
			Change
(In millions)	2018	2017	Dollars	Percentage

Product sales	$280.4	$271.5	8.9	3%
Software maintenance sales	31.5	28.6	2.9	10%
Total net sales	$311.9	$300.1	11.8	4%
Figures may not sum due to rounding.

Large orders, defined as orders with a value greater than $100,000, increased by 4% year over year during the three months ended March 31, 2018, compared to the year over year increase of 17% in the three month period ended March 31, 2017. A significant factor in the continued expansion of our large orders in the three months ended March 31, 2018 was strong demand for data acquisition hardware in addition to strong software order growth, indicating broader adoption of our platform. Software growth was driven by higher seat counts in addition to increases in the annual software maintenance renewal price for many of our products. During the three month periods ended March 31, 2018 and 2017, large orders were 24% and 25% of our total orders, respectively. Large orders are more volatile, are subject to greater discount variability and may contract at a faster pace during an economic downturn compared to our other orders.

The following table sets forth our net sales by geographic region for the three month period ending March 31, 2018 and 2017 along with the changes between the corresponding periods and the region’s percentage of total net sales.

	Three Months Ended March 31,
	(Unaudited)
			Change
(In millions)	2018	2017	Dollars	Percentage

Americas	$119.7	$118.4	1.3	1%
Percentage of total net sales	38.4%	39.5%

EMEIA	105.4	$94.7	10.7	11%
Percentage of total net sales	33.8%	31.6%

APAC	$86.8	$86.9	(0.1)	—%
Percentage of total net sales	27.8%	28.9%
Figures may not sum due to rounding.

We expect sales outside of the Americas to continue to represent a significant portion of our net sales. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.  Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), EMEIA, and APAC are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. In order to provide a framework for assessing how our underlying business performed excluding the effects of foreign currency fluctuations between periods, we compare the percentage change in our results from period to period using constant currency disclosure. To calculate the change in constant currency, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the average rates in effect during the three month period ended March 31, 2017). The following table presents this information, along with the impact of changes in foreign currency exchange rates on sales denominated in local currencies, for the three month period ended March 31, 2018.

	Three Months ended March 31, 2017	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Three Months ended March 31, 2018
(In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$118.4	1.0	0.8%	0.3	0.3%	119.7
EMEIA	$94.7	4.8	5.1%	5.9	6.2%	105.4
APAC	$86.9	(3.6)	(4.1)%	3.4	3.9%	86.8
Total net sales	$300.1	2.2	0.7%	9.6	3.1%	311.9
  Figures may not sum due to rounding.

To help protect against changes in U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted net sales denominated in foreign currencies with average rate forward contracts. During the three month periods ended March 31, 2018 and 2017, these hedges had the effect of decreasing our net sales by $(2.6) million and increasing our net sales by $2.1 million, respectively. (See “Note 5 - Derivative instruments and hedging activities” of Notes to consolidated financial statements for further discussion regarding our cash flow hedging program and its related impact on our net sales for 2018 and 2017).

We adopted the new revenue standard during the first quarter of 2018. Due to the timing of renewals for certain large subscription software arrangements, the impact of adopting the new revenue standard increased our net sales by approximately $6 million in the first quarter of 2018. We do not expect the adoption of the new revenue standard to have a significant impact on our net sales during the remainder of 2018. (See “Note 2 - Revenue” of Notes to consolidated financial statements for further discussion regarding the impact of the new revenue standard on our net sales for 2018).

Gross Profit. Our gross profit as a percentage of sales is impacted by many factors including changes in the amount of revenues from our very large customers and changes in the foreign currency exchange markets. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle. The following table sets forth our gross profit and gross profit as a percentage of net sales for the three month periods ending March 31, 2018 and 2017 along with the percentage changes in gross profit for the corresponding periods.

	Three Months Ended March 31,
	(Unaudited)

(In millions)	2018	2017

Gross Profit	$237.4	$223.6
% change compared with prior period	6.2%
Gross Profit as a percentage of net sales	76.1%	74.5%

For the three month periods ended March 31, 2018 and 2017, the change in exchange rates had the effect of increasing our cost of sales by $2.0 million and decreasing our cost of sales by $(0.5) million, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During the three month periods ended March 31, 2018 and 2017, these hedges had the effect of decreasing our cost of sales by $0.3 million and increasing our cost of sales by $(0.6) million, respectively. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our cost of sales for 2018 and 2017).

We do not typically maintain a large amount of order backlog as orders typically translate to sales quickly. As such, any weakness in orders typically has a pronounced impact on our net sales in the short term.

Operating Expenses. The following table sets forth our operating expenses for the three month periods ending March 31, 2018 and 2017 along with the percentage changes between the corresponding periods and the line item as a percentage of total net sales.

	Three Months Ended March 31,
	(Unaudited)
(In thousands)	2018	2017	Change

Sales and marketing	$120,117	$117,258	2%
Percentage of total net sales	39%	39%

Research and development	$61,843	58,263	6%
Percentage of total net sales	20%	19%

General and Administrative	$27,277	25,743	6%
Percentage of total net sales	9%	9%

Total operating expenses	$209,237	201,264	4%
Percentage of total net sales	67%	67%

During the three month period ending March 31, 2018, the year over year increase in operating expenses was primarily the result of the year over year change in exchange rates and a decrease in the capitalization of software development costs. The change in exchange rates had the effect of increasing our operating expenses by $6 million. Additionally, we capitalized $8 million of software development costs in the three month period ended March 31, 2018, compared to $12 million in the three month period ended March 31, 2017, which had the effect of increasing our operating expenses by $4 million. These increases were partially offset by a decrease in costs related to travel, marketing and outside services of $1.6 million compared to the three month period ending March 31, 2017.

We believe that our long-term growth and success depends on developing high quality software and hardware products on a timely basis. We are focused on leveraging recent investments in research and development and in our field sales force and taking actions to help ensure that those resources are concentrated in areas and on initiatives that will contribute to future growth in our business.

In the second quarter of 2018,we began moving toward more frequent releases for many of our software products. Specifically, we started applying agile development methodologies which are characterized by a more dynamic development process with more frequent and iterative revisions to a product release's features and functions as the software is being developed. Due to the shorter development cycle and focus on rapid production associated with agile development, we expect that for a significant majority of its software development projects the costs incurred subsequent to the achievement of technological feasibility will be immaterial in future periods and we expect to record significantly less capitalized software development costs than under our historical software development approaches. We also expect amortization of previously capitalized software development costs to steadily decline as previously capitalized software development costs become fully amortized over the next four years.

Operating Income.  For the three month periods ended March 31, 2018 and 2017, operating income was $28 million and $22 million, respectively, an increase of 26%. As a percentage of net sales, operating income was 9.0% and 7.4% for the three month periods ended March 31, 2018 and 2017, respectively. The increases in operating income in absolute dollars for the three month period ended March 31, 2018, compared to the three month period ended March 31, 2017, are attributable to the factors discussed in Net Sales, Gross Profit and Operating Expenses above.

Interest Income.    For the three month periods ended March 31, 2018 and 2017, interest income was $1.0 million and $0.3 million, respectively. We are seeing improving yields for high quality investment alternatives that comply with our corporate investment policy. We expect yields in these types of investments to increase moderately during the remainder of 2018.

Net Foreign Exchange Gain/(Loss).    For the three month periods ended March 31, 2018 and 2017, net foreign exchange gain/(loss) was $1.0 million and $0.1 million, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During the first quarter of 2018, we saw a decline in the value of the U.S. dollar in many of the currency markets where we have exposure which benefited our results of operations. As of the date of this filing, the U.S. dollar index, as tracked by the St. Louis Federal Reserve, remains above its ten-year average although it has declined by approximately 2% since December 31, 2017. In the past, we have noted that significant volatility in the foreign currency exchange markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent net sales and expenses and on the effectiveness of our hedging programs. We cannot predict to what degree foreign currency markets will fluctuate in the future.In the past, these dynamics have also adversely affected our net sales growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange gain.” Our hedging strategy decreased our foreign exchange gain by $(1.8) million and $(2.5) million in the three month periods ended March 31, 2018 and March 31, 2017, respectively. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

Provision for Income Taxes.    For the three month periods ended March 31, 2018 and 2017, our provision for income taxes reflected an effective tax rate of 18% and 22%, respectively. The factors that caused our effective tax rate to change year over year are detailed in the table below:

Three Months Ended
March 31, 2018
(Unaudited)
Effective tax rate at March 31, 2017	22%
Change in federal statutory rate	(14)%
Change in profit in foreign jurisdictions with reduced tax rates	9%
Change in enhanced deduction for certain research and development expenses	1%
Change in U.S. tax on global intangible low-taxed income	2%
Change in deduction for foreign-derived deduction eligible income	(1)%
Other	(1)%
Effective tax rate at March 31, 2018	18%

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduced the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. As of March 31, 2018, we have not completed our accounting for the tax effects of enactment of the Act. However, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. We recognized a provisional amount of $69.9 million, which was included as a component of income tax expense from continuing operations during the twelve months ended December 31, 2017. We will continue to make and refine our calculations as additional analysis is completed. For additional discussion about our income taxes including the effect of the Tax Cuts and Jobs Act see Note 9 - Income taxes of Notes to Consolidated Financial Statements.

Other operational metrics

We believe that the following additional unaudited operational metrics assist investors in assessing our operational performance relative to others in our industry and to our historical results. The following tables provide details with respect to the amount of GAAP charges related to stock-based compensation, amortization of acquisition-related intangibles, acquisition-related transaction costs, and restructuring charges that were recorded in the line items indicated below (in thousands).

໿

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2018	2017
Stock-based compensation
Cost of sales	$724	$575
Sales and marketing	3,338	2,626
Research and development	2,518	2,054
General and administrative	1,623	1,224
Provision for income taxes	(1,658)	(1,675)
Total	$6,545	$4,804

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2018	2017
Amortization of acquisition intangibles
Cost of sales	$902	$1,590
Sales and marketing	537	478
Research and development	28	263
Provision for income taxes	(192)	(554)
Total	$1,275	$1,777

໿

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2018	2017
Acquisition transaction costs, restructuring charges, and other
Cost of sales	$28	$336
Sales and marketing	1,645	2,375
Research and development	209	399
General and administrative	612	177
Provision for income taxes	(553)	(1,065)
Total	$1,941	$2,222

Liquidity and Capital Resources

Overview

At March 31, 2018, we had $414.5 million in cash, cash equivalents and short-term investments. Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $5.1 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. The following table presents the geographic distribution of our cash, cash equivalents, and short-term investments as of March 31, 2018 (in millions):

	Domestic	International	Total
Cash and Cash Equivalents	$40.1	$210.3	$250.4
	16%	84%
Short-term Investments	$2.9	$161.2	$164.1
	2%	98%
Cash, Cash Equivalents and Short-term Investments	$43.0	$371.5	$414.5
	10%	90%

The following table presents our working capital, cash and cash equivalents and short-term investments:

	March 31, 2018	December 31,	Increase/
(In thousands)	(unaudited)	2017	(Decrease)

Working capital	$639,820	$624,835	$14,985
Cash and cash equivalents (1)	250,365	$290,164	(39,799)
Short-term investments (1)	164,159	121,888	42,271
Total cash, cash equivalents and short-term investments	$414,524	$412,052	$2,472

(1) Included in working capital

Our principal sources of liquidity include cash, cash equivalents, and marketable securities, as well as the cash flows generated from our operations.

The primary drivers of the net increase in working capital between December 31, 2017 and March 31, 2018 were:

◦Cash, cash equivalents, and short-term investments increased by $2 million. Additional analysis of the changes in our cash flows for the three month period ended March 31, 2018 compared to the three month period ended March 31, 2017 are discussed below.

◦Accounts receivable decreased by $7 million. Days sales outstanding (“DSO”) increased to 71 days at March 31, 2018, compared to 68 days at December 31, 2017.

◦Inventory increased by $9 million to $193 million at March 31, 2018, from $185 million at December 31, 2017. Inventory turns were 1.6 and 1.7 at March 31, 2018 and December 31, 2017, respectively. The increase in inventory was primarily attributable to an increase in raw materials.

◦Prepaid expenses and other current assets increased by $17 million which was primarily related to an increase in prepaid freight costs in addition to the timing of insurance and maintenance renewals.

◦Accrued compensation decreased by $9 million which can be attributed to payments related to our company profit sharing plan and severance under our ongoing restructuring initiative in addition to a reduction in accrued commissions.

◦The current portion of deferred revenue increased by $7 million, primarily due to the timing of renewals of certain enterprise-wide subscription software licensing arrangements.

◦Other current liabilities increased by $9 million which was primarily related to changes in the fair value of our foreign currency forward exchange contracts and an increase in our corporate taxes payable.

◦Other taxes payable decreased by $4 million primarily related to the timing of payments for VAT and other indirect taxes.

Analysis of Cash Flow

The following table summarizes our cash flow results for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
(In thousands)	(unaudited)
	2018	2017
Cash provided by operating activities	$39,983	$46,676
Cash used in investing activities	(60,782)	(36,282)
Cash used in financing activities	(21,577)	(19,384)
Effect of exchange rate changes on cash	2,577	2,715
Net change in cash and cash equivalents	(39,799)	(6,275)
Cash and cash equivalents at beginning of year	290,164	285,283
Cash and cash equivalents at end of period	$250,365	$279,008

Operating Activities Cash provided by operating activities for the three month period ended March 31, 2018 decreased by $7 million compared to the same period in 2017. This decrease was primarily due to additional prepayments for freight costs, insurance, and maintenance in addition to increased purchases of raw materials.

Investing Activities Cash used for investing activities for the three month period ended March 31, 2018 increased by $25 million compared to the same period in 2017. This was primarily attributable to a net purchase of short-term investments of $42 million compared to $13 million during the same period in 2017, driven by favorable increases in the yields offered by our short-term investments. The increase in cash outflows used in investing activities was partially offset by a decrease in capitalized software development costs of $4 million compared to the same period in 2017.

Financing Activities Cash used by financing activities increased by $2 million for the three month period ended March 31, 2018 compared to the same period in 2017. This was primarily due to a $3 million increase in cash outflows related to the increase in our quarterly dividend offset by a $1 million increase in proceeds from issuance of our common stock from our employee stock purchase plan. From time to time, our Board of Directors has authorized various programs for our repurchase of shares of our common stock depending on market conditions and other factors. Under the current program, we did not repurchase any shares during the three months ended March 31, 2018 or March 31, 2017. (See “Note 11 – Authorized shares of common and preferred stock and stock-based compensation plans” of Notes to Consolidated Financial Statements for additional discussion about our equity compensation plans and share repurchase program).

Contractual Cash Obligations. Information related to our contractual obligations as of December 31, 2017 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations,” in Part II-Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on February 22, 2018 (the “2017 Form 10-K”). At March 31, 2018, there were no material changes outside the ordinary course of business to our contractual obligations (including non-cancellable operating leases) from those reported in our 2017 Form 10-K.

Loan Agreement. On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank (the “Lender”). On October 29, 2015, we entered into a First Amendment to Loan Agreement (the “Amendment”) with the Lender, which amended our Loan Agreement to among other things, (i) increase the unsecured revolving line of credit from $50.0 million to $125.0 million, (ii) extend the maturity date of the line of credit from May 9, 2018 to October 29, 2020, and (iii) provide us with an option to request increases to the line of credit of up to an additional $25.0 million in the aggregate, subject to consent of the Lender and terms and conditions to be mutually agreed between us and the Lender. On April 27, 2018, we entered into a Second Amendment to Loan Agreement (the “Second Amendment”) with the Lender, which amends the Loan Agreement, as amended by the Amendment, to, among other things, (i) reduce the revolving line of credit from $125.0 million to $5.0 million, (ii) reduce the letter of credit sublimit under the line of credit from $10.0 million to $5.0 million, and (iii) require the us and our subsidiaries to comply with certain of the affirmative and negative covenants under the Loan Agreement only if loans are outstanding under the Loan Agreement or if we have not reimbursed any drawing under a letter of credit issued under the Loan Agreement within five business days following the request of the Lender. Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Loan Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Loan Agreement. (See “Note 13 – Debt ” of Notes to Consolidated Financial Statements for additional details on our revolving line of credit).

Off-Balance Sheet Arrangements.    We do not have any off-balance sheet debt. At March 31, 2018, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Prospective Capital Needs.    We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations as well as from the purchase of common stock through our employee stock purchase plan will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, payment of dividends to our stockholders and repurchases of our common stock for at least the next 12 months. The enactment of the Tax Cuts and Jobs Act of 2017 will allow us to repatriate our foreign cash for domestic needs without additional taxation. We may also seek to pursue additional financing or to raise additional funds by seeking an increase in our unsecured revolving line of credit under our Loan Agreement or selling equity or debt to the public or in private transactions from time to time. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

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

Recently Issued Accounting Pronouncements

See “Note 1 – Recently issued accounting pronouncements” in Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Changes in currency exchange rates and interest rates are our primary financial market risks. Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our 2017 Form 10-K and there were no material changes during the three months ended March 31, 2018 to this information reported in our 2017 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2018, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Effective January 1, 2018 we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers. Although the new revenue standard is expected to have an immaterial impact on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them, including information systems. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures. There were no other changes in our internal control over financial reporting during the first quarter of 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Uncertain Global Economic Conditions Could Materially Adversely Affect Our Business and Results of Operations.  Our operations and performance are sensitive to fluctuations in general economic conditions, both in the U.S. and globally. Uncertainty about global and regional economic conditions poses a risk to us as businesses may postpone spending in response to tighter credit, higher unemployment, financial market volatility, government austerity programs, negative financial news, geopolitical instability, declines in income or asset values, or other factors. Negative trends or sentiments in worldwide and regional economic conditions could have a material adverse effect on demand for our products and services. In March 2018, the U.S. announced steel and aluminum tariffs on imports from China. These tariffs may lead to increased international trade tensions, which could result in the adoption of tariffs by other countries. This could have a broad negative impact on the global industrial economy, which could have a material adverse impact on our business and our results of operations. These factors as well as others we may not contemplate could have a material adverse effect on the spending patterns of businesses including our current and potential customers which could have a material adverse effect on our net sales and our results of operations. See “Current business outlook” in this Form 10-Q for information regarding recent business conditions.

We Make Significant Investments in New Products that May Not Be Successful or Achieve Expected Returns. We plan to continue to make significant investments in research, development, and marketing for new and existing products and technologies.  For example, in 2017 we launched LabVIEW NXG, the most recent version of our flagship software application. We have made and expect to make significant investments in software development related to the new and enhanced features of this product. These investments involve a number of risks as the commercial success of such efforts depend on many factors, including our ability to anticipate and respond to innovation, achieve the desired technological fit, and be effective with our marketing and distribution efforts.  If our existing or potential customers do not perceive our latest product offerings as providing significant new functionality or value, or if we are late to market with a new product or technology, we may not achieve our expected return on our investments or be able recover the costs expended to develop new product offerings, which could have a material adverse effect on our operating results.  Even if our new products are profitable, our operating margins for new products may not be as high as the margins we have experienced historically.

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

Our Reported Financial Results May be Adversely Affected by Changes in Accounting Principles Generally Accepted in the U.S. We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission. Generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines and interpretations for many aspects of our business, such as software revenue recognition, software capitalization, and income tax uncertainties, are complex and involve subjective judgments by management. A change in these policies or interpretations could have a significant effect on our reported financial results and our internal controls over financial reporting, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. For example, in May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which, as amended, supersedes nearly all existing U.S. GAAP revenue recognition guidance and which became effective for us for our fiscal year beginning January 1, 2018. (See “Note 1 – Operations and summary of significant accounting policies” and "Note 2 - Revenue") for additional discussion of the accounting changes).

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

Our Financial Performance is Subject to Risks Associated with Changes in the Value of the U.S. Dollar versus Local Currencies. The vast majority of our sales outside of the U.S. are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. If the local currencies in which we sell our products continue to strengthen against the U.S. dollar, we have in the past, and in the future may need to, lower our prices in the local currency to remain competitive in our international markets. This could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent net sales and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our net sales growth in international markets and may pose similar challenges in the future. See “Results of Operations” in this Form 10-Q for further discussion on the effect that changes in the foreign currency exchange rates have had on our operating results. See “Current business outlook” in this Form 10-Q for information regarding recent business conditions.

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

Our reorganization activities may be disruptive to our operations and negatively impact our results of operations. Recently, we have undertaken internal reorganizations designed to improve operational efficiencies, enhance our ability to pursue market opportunities and accelerate our technology development initiatives. We are currently reorganizing certain aspects of our sales and marketing operations to orient our coverage around customer accounts. In the short-term, these actions may lead to business disruptions, decreased productivity and unanticipated employee turnover which may have an adverse impact on our business and results of operations.

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

We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results.    We have an operating budget for 2018. Our budget was established based on the estimated revenue from sales of our products which are based on anticipated economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. If demand for our products during the remainder of 2018 is less than the demand we anticipated in setting our 2018 budget, our operating results could be negatively impacted.

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

Our Revenues are Subject to Seasonal Variations.  In previous years, our revenues have been characterized by seasonality, with revenues typically growing from the first quarter to the second quarter, being relatively constant from the second quarter to the third quarter, growing in the fourth quarter compared to the third quarter and declining in the first quarter of the following year from the fourth quarter of the preceding year. This historical trend has been affected and may continue to be affected in the future by broad fluctuations in the global industrial economy as well as the timing of new product introductions or any acquisitions. In addition, revenue derived from very large orders, including those from our very large customers, have had a significant impact on our historical seasonal trends as these orders may be more sensitive to changes in the global industrial economy, may be subject to greater volatility in timing and amount, greater discount variability, lower gross margins, and may contract at a faster pace during economic downturns.

Our Tax Returns and Other Tax Matters are Subject to Examination by the U.S. Internal Revenue Service and Other Tax Authorities and Governmental Bodies and the Results of These Examinations Could Have a Material Adverse Effect on Our Financial Condition. We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. These uncertain tax positions are subject to examination by the U.S. Internal Revenue Service and other tax authorities. There can be no assurance as to the outcome of any future examinations. If the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be materially adversely affected. Our tax years 2009 through 2017 remain open to examination by the major taxing jurisdictions to which we are subject.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging. As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our management’s certification of adequate disclosure controls and procedures as of March 31, 2018. Our most recent annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017. Our most recent annual report on Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

At March 31, 2018, there were 1,134,247 shares available for repurchase under our repurchase plan approved on April 21, 2010. This repurchase plan does not have an expiration date. The following table provides information as of March 31, 2018 with respect to the shares of our common stock that we repurchased during the first quarter of 2018.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

January 1, 2018 to January 31, 2018	—	—	—	1,134,247

February 1, 2018 to February 28, 2018	—	—	—	1,134,247

March 1, 2018 to March 31, 2018	—	—	—	1,134,247
Total	—	$—	—	1,134,247

ITEM 5. OTHER INFORMATION

From time to time our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Jeffrey L. Kodosky and James J. Truchard have made periodic sales of our stock pursuant to such plans.

ITEM 6	EXHIBITS
3.1(1)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(4)	Specimen of Common Stock certificate of the Company.
10.1(4)	Form of Indemnification Agreement.
10.2(5)	1994 Employee Stock Purchase Plan, as amended.*
10.3(6)	National Instruments Corporation Annual Incentive Program, as amended.*
10.4(7)	2005 Incentive Plan.*
10.5(8)	2005 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.6(9)	2005 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.7(10)	2005 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.8(11)	2005 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.9(12)	2010 Incentive Plan.*
10.10(13)	2010 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.11(14)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.12(15)	2010 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.13(16)	2010 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.14(17)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.15(18)	RSU Vesting Acceleration Agreement between the Company and Alexander M. Davern, effective as of October 28, 2014.*
10.16(19)	Loan Agreement, dated as of May 9, 2013, by and among National Instruments Corporation, the guarantors from time to time party thereto and Wells Fargo Bank, National Association, as lender.
10.17(20)	2015 Equity Incentive Plan.*
10.18(21)	2015 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.19(22)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.20(23	2015 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.21(24)	2015 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.22(25)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting – Threshold Performance Goal).*
10.23(26)	2015 Form of Restricted Stock Unit Award Agreement (Employee-Time Based Vesting).*
10.24(27)	Performance Cash Incentive Plan.*
10.25(28)	First Amendment to Loan Agreement, dated as of October 29, 2015, by and among National Instruments Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as lender
10.26(29)	RSU Vesting Acceleration Agreement between the Company and Eric H. Starkloff, effective as of February 26, 2016.*
10.27(30)	RSU Vesting Acceleration Agreement between the Company and Scott A. Rust, effective as of February 26, 2016.*
10.28(31)	Employment Agreement between the Company and Alexander M. Davern, dated August 29, 2016 and effective January 1, 2017.*†
10.29(32)	Offer Letter between the Company and Karen Rapp dated March 22, 2017.*
10.30	Second Amendment to Loan Agreement, dated as of April 27, 2018, by and among National Instruments Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as lender
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2013.
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 000-25426).
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 8-A on April 27, 2004 (File No. 000-25426).
(4)	Incorporated by reference to the Company’s Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(5)	Incorporated by reference to exhibit B of the Company’s Proxy Statement filed on March 30, 2017.
(6)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2016.
(7)	Incorporated by reference to exhibit A of the Company’s Proxy Statement filed on April 4, 2005 (File No. 000-25426).
(8)	Incorporated by reference to exhibit 10.8 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(9)	Incorporated by reference to exhibit 10.9 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(10)	Incorporated by reference to exhibit 10.10 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(11)	Incorporated by reference to exhibit 10.11 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(12)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on May 17, 2010 (File No. 000-25426).
(13)	Incorporated by reference to exhibit 10.2 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(14)	Incorporated by reference to exhibit 10.3 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(15)	Incorporated by reference to exhibit 10.4 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(16)	Incorporated by reference to exhibit 10.5 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(17)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on April 25, 2014.
(18)	Incorporated by reference to exhibit 10.16 filed with the Company’s Form 10-K for the fiscal year ended December 31, 2014.
(19)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on May 13, 2013.
(20)	Incorporated by reference to exhibit B of the Company’s Proxy Statement filed on April 1, 2015.
(21)	Incorporated by reference to exhibit 10.18 filed with the Company’s Form 10-Q filed on July 31, 2015.
(22)	Incorporated by reference to exhibit 10.19 filed with the Company’s Form 10-Q filed on July 31, 2015.
(23)	Incorporated by reference to exhibit 10.20 filed with the Company’s Form 10-Q filed on July 31, 2015.
(24)	Incorporated by reference to exhibit 10.21 filed with the Company’s Form 10-Q filed on July 31, 2015.
(25)	Incorporated by reference to exhibit 10.22 filed with the Company’s Form 10-Q filed on July 31, 2015.
(26)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on December 16, 2016.
(27)	Incorporated by reference to exhibit C of the Company’s Proxy Statement filed on April 1, 2015.
(28)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on October 30, 2015.
(29)	Incorporated by reference to exhibit 10.25 filed with the Company’s Form 10-Q filed on May 2, 2016.
(30)	Incorporated by reference to exhibit 10.26 filed with the Company’s Form 10-Q filed on May 2, 2016.
(31)	Incorporated by reference to exhibit 10.27 filed with the Company’s Form 10-Q filed on October 31, 2016.

(32)	Incorporated by reference to exhibit 10.29 filed with the Company’s Form 10-Q filed on May 1, 2017.
*	Management Contract or Compensatory Plan or Arrangement
†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted and submitted separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 1, 2018

NATIONAL INSTRUMENTS CORPORATION
By: /s/ Karen Rapp
Karen Rapp
EVP, Chief Financial Officer
(Principal Financial Officer)
໿